Form 10-K405
period 2000-12-31
NISOURCE INC/DE
filed 2001-03-30
CIK 1111711

As Filed with the United States Securities and Exchange Commission on March 30,
                                     2001.
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                        Commission file number 001-161689
                                  NISOURCE INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     35-2108964
   -----------------------------                    --------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

       801 East 86th Avenue                                  46410
       Merrillville, Indiana                        ------------------------
     -------------------------                             (Zip Code)
(Address of principal executive offices)

         Registrant's telephone number, including area code 219-853-5200

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
         Title of each class                      on which registered
     -----------------------------         ---------------------------------
            Common Shares                   New York, Chicago and Pacific
   Preferred Share Purchase Rights          New York, Chicago and Pacific
   Obligations Pursuant to Support                  New York
Agreements with NiSource Capital Markets, Inc.
 Corporate Premium Income Equity Securities         New York
 Stock Appreciation Income Linked Securities        New York

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ----    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2001, 206,394,868 Common Shares were outstanding. The aggregate market value of the Common Shares (based upon the February 28, 2001, closing price of $28.63 on the New York Stock Exchange) held by non-affiliates was approximately $5,800,000,000.00.

                       Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 12, 2001 relating to the Annual Meeting of Stockholders to be held on April 11, 2001.

                                    CONTENTS



                                                                                              Page
Part I                                                                                         No.
                                                                                               ----

        Item 1.  Business.......................................................                 3

        Item 2.  Properties.....................................................                 7

        Item 3.  Legal Proceedings..............................................                 8

        Item 4.  Submission of Matters to a Vote of Security Holders............                 9

Part II

        Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters...........................................                12

        Item 6.  Selected Financial Data........................................                14

        Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................                15

        Item 8.  Financial Statements and Supplementary Data....................                39

        Item 9.  Change In and Disagreements with Accountants on Accounting and
                  Financial Disclosure..........................................                88

Part III

        Item 10. Directors and Executive Officers of the Registrant.............                88

        Item 11. Executive Compensation.........................................                88

        Item 12. Security Ownership of Certain Beneficial Owners and
                  Management....................................................                88

        Item 13. Certain Relationships and Related Transactions.................                88

Part IV

        Item 14. Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K......................................................                89

        Signatures..............................................................                90

        Exhibits................................................................                91

                                     PART I

ITEM 1. BUSINESS

NiSource Inc. (NiSource) is an energy holding company that provides natural gas, electricity and other products and services to 3.6 million customers located within the energy corridor that runs from the Gulf Coast through the Midwest to New England. NiSource, organized as an Indiana holding company in 1987 under the name of NIPSCO Industries, Inc., changed its name to NiSource Inc. on April 14, 1999. In connection with the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, as discussed below, NiSource became a Delaware corporation. NiSource is a registered holding company under the Public Utility Holding Company Act of 1935, as amended, (1935 Act) and derives substantially all its revenues and earnings from the operating results of its 27 direct subsidiaries.

On November 1, 2000, NiSource completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, with 30% of the consideration paid in common stock with the remaining 70% paid in cash and Stock Appreciation Income Linked Securities(SM) (SAILS(SM)) which are units each consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares. NiSource also assumed approximately $2 billion in Columbia debt. As a result of the acquisition, NiSource is the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers. NiSource's principal subsidiaries include Columbia, a vertically-integrated natural gas distribution, transmission, storage and exploration and production holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; and Northern Indiana Public Service Company (Northern Indiana), a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Bay State Gas Company (Bay State), a natural gas distribution company serving customers in New England.

NiSource's primary business segments are: gas distribution; electric operations; gas transmission and storage; exploration and production; energy marketing; and other products and services.

Gas Distribution Operations
NiSource's natural gas distribution operations serve more than 3.2 million customers in 9 states and operate over 54,048 miles of pipeline. Through its wholly owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 751,000 customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Fuel Company and Northern Indiana Fuel and Light Company, Inc. Additionally, NiSource's subsidiary, Bay State, distributes natural gas to more than 320,000 customers in areas of Massachusetts, Maine and New Hampshire. The distribution subsidiaries pursue initiatives that give residential and small commercial customers the opportunity to choose their natural gas suppliers and to use the distribution subsidiaries for transportation service. This ability to choose a supplier was previously limited to larger commercial and industrial customers. See Item 2, page 7 and Item 7, pages 21 through 27 for additional information.

Electric Operations
NiSource generates and distributes electricity to the public through its subsidiary Northern Indiana to 430,052 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and operates four coal-fired electric generating stations with a net capability of 3,179 megawatts (mw), four gas fired combustion turbine generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. In total these facilities provide for a total system net capability of 3,392 mw. Northern Indiana is interconnected with five neighboring electric utilities. During the year ended December 31, 2000, Northern Indiana generated 94.8% and purchased 5.2% of its electric requirements. See Item 2, page 7 and Item 7, pages 27 through 31 for additional information.

Gas Transmission and Storage Operations
NiSource's gas transmission and storage subsidiaries own and operate approximately 15,880 miles of interstate pipelines and operate one of the nation's largest underground natural gas storage systems capable of storing approximately 670 billion cubic feet (Bcf) of natural gas. Through its subsidiaries, Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gulf Transmission Company (Columbia Gulf), it owns and operates an interstate pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together, Columbia Transmission and Columbia Gulf serve customers in 15 northeastern, mid-Atlantic, mid-western and southern states and the District of Columbia. The gas transmission and storage subsidiaries are engaged in several projects that will expand their service territory and throughput. The largest such project is the proposed 442-mile Millennium Pipeline Project in which Columbia Transmission is participating. As proposed, the project will transport approximately 700 Bcf of natural gas per day from the Lake Erie region to eastern markets. This project is currently awaiting approval by the Federal Energy Regulatory Commission
(FERC). See Item 2, page 7 and Item 7, pages 31 through 34 for additional information.

Exploration and Production Operations
NiSource's Columbia Energy Resources, Inc. (Columbia Resources), is an exploration and production subsidiary that explores for, develops, gathers and produces natural gas and oil in Appalachia and Canada. As of December 31, 2000, Columbia Resources has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent and owns and operates 6,200 miles of gathering pipelines. See Item 2, page 7 and Item 7, pages 34 through 35 for additional information.

Energy Marketing Operations
NiSource provides non-regulated energy marketing and services through its wholly owned subsidiary EnergyUSA, Inc. These operations provide a variety of energy-related services, including gas marketing and asset management services to local distribution companies (LDCs), wholesale, commercial and industrial customers. In April 1999, NiSource acquired TPC Corporation and renamed it EnergyUSA-TPC Corp. (TPC). TPC primarily provides energy related asset management and asset portfolio replacement opportunities for LDCs and fuel requirement services for electric utilities, independent power producers and cogeneration facilities. In 1999, TPC assumed the operations of another NiSource subsidiary, which provides natural gas sales and management services to industrial and commercial customers engaged in natural gas marketing activities and provides gas supply to Northern Indiana, Kokomo Gas and Fuel Company and Northern Indiana Fuel and Light Company, Inc. under spot and /or term contracts. See item 7, pages 35 through 36 for additional information.

Other Products and Services
NiSource develops power projects through its subsidiary, Primary Energy, Inc. (Primary Energy) which works with industrial customers in managing the engineering, construction, operation and maintenance of "inside the fence" cogeneration plants that provide cost-effective, long-term sources of energy for energy-intensive facilities. NiSource has also invested in a number of distributed generation technologies including fuel cells and microturbine ventures. NiSource is also building a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. NiSource is pursuing strategic alternatives for its telecommunications network and has recently exited the pipeline construction business and is in the process of selling the line locating and marking business. See Item 2, page 8 and Item 7, pages 36 through 38 for additional information.

Divestiture of Non-Core Assets
In connection with the Columbia acquisition, NiSource sold or is divesting certain businesses judged to be non-core to the company's energy strategy. Subsequent to the announcement of the Columbia acquisition, NiSource sold Market Hub Partners L.P., a company that owns and operates salt cavern gas storage facilities in Texas and Louisiana. In February 2001, NiSource settled a lawsuit related to MHP operations for an immaterial amount. Also during 2000, Columbia completed the divestiture of its interest in the Cove Point LNG facilities, its natural gas-fired electric power plants and its electric generation business, and NiSource sold its pipeline construction subsidiary. On January 31, 2001, NiSource announced a definitive agreement to sell the stock and assets of Columbia Propane Corporation to AmeriGas Partners, L.P. (AmeriGas) for approximately $208 million, including $53 million of AmeriGas partnership common units. Through its subsidiary IWC Resources Corporation, NiSource supplies water to residential, commercial and industrial customers and for fire protection service in Indianapolis, Indiana and surrounding areas. As part of the Securities and Exchange Commission's order approving the Columbia merger, NiSource has been ordered to divest its water utility business by November 2003. As a result of Management's formal divestiture plan, the water utility business is reported as discontinued operations. NiSource is pursuing the sale of Columbia's petroleum businesses and smaller non-core businesses. NiSource is also pursuing the sale of its underground utility locating and marking business. See Discontinued Operations in Item 7, page 18 and Item 8 pages 55 through 56 for additional information.

Growth Strategy
NiSource is focused on becoming the premier energy company serving customers throughout the energy-intensive corridor that extends from the supply areas in the Gulf Coast through the consumption centers in the Midwest, Mid-Atlantic and Northeast. This corridor includes 30% of the nation's population and 40% of its energy consumption. NiSource believes natural gas will be the fuel preferred by customers to meet the corridor's growing energy needs. The Columbia acquisition furthers this strategy by combining NiSource's natural gas distribution assets in Indiana and New England with Columbia's natural gas distribution, storage and exploration and production assets in Ohio, the Mid-Atlantic and Appalachia and Columbia's interstate transmission assets.

Competition and Changes in the Regulatory Environment
The regulatory frameworks applicable to NiSource's regulated operations, at both the state and federal levels, are undergoing fundamental changes. These changes have impacted and will continue to have an impact on NiSource's operations, structure and profitability. At the same time, competition within the gas and electric industries will create opportunities to compete for new customers and revenues. Management continually seeks new ways to be more competitive and profitable in this changing environment, including partnering on energy projects with major industrial customers, converting some of its generating units to allow use of lower cost low sulfur coal, providing its gas customers with increased customer choice for new products and services, acquiring companies that will provide improved economies of scale and efficiencies and developing new energy-related products for residential, commercial and industrial customers.

Natural Gas Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, LDC customers and marketers began to purchase gas directly from producers and marketers and an open competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines and LDCs allows customers to select the service they want independent from the purchase of the commodity. NiSource's gas distribution subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource gas distribution subsidiaries for transportation services only. It is likely that, over time, distribution companies will have a very limited merchant commodity sales function. At the same time that the natural gas markets are evolving, the markets for competing energy sources are also changing.

Electric Competition. In 1996, the FERC ordered that all public utilities owning, controlling or operating electric transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. In 1997, FERC approved Northern Indiana's open-access transmission tariff. In December 1999, FERC issued a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule was intended to eliminate pricing inequities in the provision of wholesale transmission service. NiSource does not believe that compliance with the new rules will be material to its future earnings. In February 2001, Northern Indiana became a member of the Alliance RTO in formation. The Alliance RTO expects to be in full operation prior to FERC's December 15, 2001 deadline. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

NiSource's other operations also experience competition for energy sales and related services from third party providers. NiSource meets these challenges through innovative programs aimed at providing energy products and services at competitive prices while also providing new services that are responsive to the evolving energy market and customer requirements.

See Competition in Item 7, page 21 for additional information.

Financing Flexibility
NiSource Finance Corp. (NiSource Finance) is a wholly owned special purpose finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the State of Indiana. NiSource Finance's obligations under debt security issues are fully and unconditionally guaranteed by NiSource.

To finance the acquisition of Columbia, NiSource Finance arranged a $6 billion 364-day acquisition facility with a syndicate of banks. NiSource Finance repaid $2.65 billion of acquisition related commercial paper from the issuance of private placement notes. In addition, $280.9 million of commercial paper was repaid from the proceeds of an equity issuance.

Prior to the establishment of NiSource Finance, NiSource Capital Markets, Inc., (Capital Markets) a first-tier subsidiary of NiSource, engaged in financing activities for NiSource and certain of its subsidiaries. Management expects to merge Capital Markets into NiSource Finance during 2001, subject to obtaining required consents and approvals. Once necessary consents and approvals are obtained, management intends for NiSource to conduct all future financing through NiSource Finance.

NiSource has arranged a new $2.5 billion revolving credit facility with a syndicate of banks for future working capital requirements. The new facility refinanced and consolidated essentially all of NiSource's existing short-term credit facilities into one credit facility, through NiSource Finance.

As of December 31, 2000, and December 31, 1999, $2,078.8 million and $299.6 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of December 31, 2000, was 7.44%. In addition, NiSource had notes payable of $417.9 million and $351.8 million outstanding at December 31, 2000, and December 31, 1999, respectively, at a weighted average interest rate of 7.78% for 2000 and 6.61% for 1999.

See the Liquidity and Capital Resources section of Item 7 on pages 18 through 19 and Item 8 pages 67 through 69 for additional information.

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource's plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of NiSource's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for NiSource's regulated and nonregulated businesses, dealings with third parties over whom NiSource has no control, actual operating experience of acquired assets, NiSource's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

Other Relevant Business Information
NiSource's customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of January 31, 2001, NiSource had 14,418 full-time employees of which 4,423 were subject to collective bargaining agreements.

NiSource's subsidiaries are subject to extensive federal, state and local laws and regulations relating to environmental matters. These laws and regulations, which are constantly changing, require expenditures for corrective action at various operating facilities, waste disposal sites and former gas manufacturing sites for conditions resulting from past practices that have subsequently become subject to environmental regulation. Information relating to environmental matters is detailed in Item 7, pages 24 through 25, 28 through 29, 32 through 33, and 37, and Item 8, Note 18F on pages 71 through 76.

For a listing of certain subsidiaries of NiSource refer to Exhibit 21.


ITEM 2.  PROPERTIES

Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2000.

GAS DISTRIBUTION OPERATIONS. NiSource's gas distribution operations owns and operates a total of 54,048 miles of pipelines. This included (i) for the five distribution subsidiaries of its Columbia system, 32,796 miles of pipelines 3,300 acres of underground storage, 8 storage wells and one compressor station with 800 horsepower (hp) of installed capacity, (ii) for its Northern Indiana system 14,005 miles of pipelines and 2 compressor stations with a total of 6,000 hp, (iii) for its Bay State system 5,607 miles of pipelines, (iv) for its Northern Indiana Fuel and Light system 864 miles of pipelines, and (v) for its Kokomo Gas and Fuel system 776 miles of pipelines. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, Massachusetts, Maine and New Hampshire. NiSource's gas distribution system is primarily located on or under public streets, and other public places or on private property not owned by the company, with easements from or consent of the respective owners.

ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal-fired electric generating stations with net capabilities of 3,179 mw, two hydroelectric generating plants with net capabilities of 10 mw and four gas-fired combustion turbine generating units with net capabilities of 203 mw, for a total system net capability of 3,392 mw. It has 288 substations with an aggregate transformer capacity of 23,023,700 kilovolts (kva). Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,091 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,800 circuit miles of overhead and 1,646 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,638,066 kva and 447,784 electric watt-hour meters.

GAS TRANSMISSION AND STORAGE OPERATIONS. At December 31, 2000, Columbia Transmission had 863,994 acres of underground storage, 3,235 storage wells, 10,577 miles of transmission pipelines and 107 compressor stations with 586,625 hp of installed capacity. These operations were located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Columbia Gulf had 4,116 miles of transmission pipelines and 13 compressor stations with 483,2000 hp of installed capacity. Columbia Gulf's operations were located Kentucky, Louisiana, Mississippi, Tennessee, Texas and Wyoming.

EXPLORATION AND PRODUCTION OPERATIONS. At December 31, 2000, Columbia Resources had net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent and had financial interests in approximately 8,000 wells. In addition, Columbia Resources owns and operates approximately 6,200 miles of gathering pipelines and 53 compressor stations with 45,972 hp of installed capacity.

OTHER PRODUCTS AND SERVICES. Through its subsidiaries, NiSource owns Southlake Complex, a 325,000 square foot office building located in Merrillville, Indiana and a golf course, surrounding residential development and land held for resale in Testator, Indiana.

CHARACTER OF OWNERSHIP. Substantially all of the properties of Northern Indiana are subject to the lien of its First Mortgage Indentures. The principal offices and properties of NiSource and its subsidiaries are held in fee and are free from other encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of the offices in various communities served are occupied by subsidiaries of NiSource under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is NiSource's practice regularly to pay such amounts, as and when due, unless contested in good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. NiSource does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric lines and gas pipelines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric lines, gas pipelines or related facilities was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.


ITEM 3.  LEGAL PROCEEDINGS

1. United States of America ex rel. Jack J. Grynberg v. Columbia Gas Transmission Corp. et. al., CA No. 97-2091-K, E.D. La.

        The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. The plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming, in 1999. In December, 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. A hearing was held on the motion in March 2000 but the court has not yet ruled.

2. Quinque Operating Co. et al v. Gas Pipelines et al., Case No. 99 C 30 Stevens County, Kansas

        Plaintiff filed an amended complaint in Stevens County, Kansas state court against over 200 natural gas measurers, mostly natural gas pipelines, including the Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Quinque asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendant had previously removed the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court.

3. Vivian K. Kershaw et al. v. Columbia Natural Resources, Inc., et al., CA No. 00-CV-246C(H), W.D.N.Y.

        In February 2000, plaintiff filed a complaint in New York state court against Columbia Natural Resources (CNR) and Columbia Gas Transmission Corporation (Columbia Transmission). The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by CNR. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia removed the case to federal court in March 2000. The Federal court has now remanded Kershaw back to New York state court.

4. Anthony Gonzalez, et al. v. National Propane Corporation, et al. Case No. 97 L 15857, Circuit Court of Cook County, Illinois.

        On December 11, 1997, Plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. Plaintiff's complaint arises from an explosion and fire which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and the parties are conducting oral discovery of the fact witnesses. There has been no trial date set in the matter, and the next court date is June 27, 2001, at which time further scheduling of discovery will occur.

5. Columbia Gas Transmission Corp. v. Consolidation Coal Co., et al. C.A. No. 99-2071, W.D.PA. On December 21, 1999, Columbia Transmission filed a complaint against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field (Victory) in northern West Virginia. The complaint was served on April 10, 2000. Consol's current plans to longwall mine through the Victory would destroy certain infrastructure of Victory, including all of Columbia Transmission's storage wells in the path of the mining. The parties are holding discussions concerning resolution of this matter. On December 8, 2000, the court denied Consol's Motion to Dismiss for protective order, and discovery by the parties has been initiated.

6. McElroy Coal Company v. Columbia Gas Transmission Corporation, No. 5-01 CV 18, N.D. WV. On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to Columbia Transmission's Victory operations. Except for the claim of inverse condemnation, McElroy's West Virginia complaint appears to be virtually identical to Consolidation Coal Co.'s counterclaim to Columbia Transmission's Federal court action in Pennsylvania. We are currently evaluating McElroy's West Virginia complaint and Columbia Transmission's potential responses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT. THE FOLLOWING IS A LIST OF THE EXECUTIVE OFFICERS OF THE REGISTRANT, INCLUDING THEIR NAMES, AGES AND OFFICES HELD, AS OF MARCH 27, 2001.



                                        YEARS WITH
NAME                               AGE   NISOURCE          OFFICE(s) HELD IN PAST 5 YEARS
----                               ---   --------          ------------------------------

Gary L. Neale...................   61       11    Chairman, President and Chief Executive Officer of
                                                  NiSource Inc. since March 1993.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued) SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT



                                        YEARS WITH
NAME                               AGE   NISOURCE            OFFICE(s) HELD IN PAST 5 YEARS
----                               ---   --------            ------------------------------
Stephen P. Adik.................   57       14    Vice Chairman of NiSource Inc. since November 2000.

                                                  Senior Executive Vice President, Chief Financial Officer
                                                  and Treasurer of NiSource Inc. since February 1999.

                                                  Executive Vice President, Chief Financial Officer and
                                                  Treasurer of NiSource Inc. from January 1994 to January
                                                  1999.

Catherine G. Abbott.............   50        1    Group President, Pipeline Operations of NiSource Inc. since
                                                  November 2000.

                                                  Chief Executive Officer and President of Columbia Gas
                                                  Transmission Corporation and Chief Executive Officer of
                                                  Columbia Gulf Transmission Company since January 1996.

                                                  Principal with Gem Energy Consulting, Inc. from 1995 to
                                                  January 1996.

James M. Clarke.................   42        3    Senior Vice President, Risk Management and Capital
                                                  Allocation of NiSource Inc. since November 2000.

                                                  Vice President of Risk Management & Capital Allocation of
                                                  NiSource Inc. from June 200 to November 2000.

                                                  Risk Management Officer from February 1998 to May 2000.

                                                  Prior thereto head of equity trading at DRW Investments.

Peter V. Fazio, Jr. ............   60        1    Executive Vice President and General Counsel of NiSource
                                                  Inc. since November 2000.

                                                  Partner in the law firm of Schiff, Hardin and Waite since 1984.

Francis P. Girot, Jr. ..........   56       20    Vice President and Treasurer of NiSource Inc. since
                                                  November 2000.

                                                  Treasurer of Northern Indiana Public Service Company and
                                                  NiSource Corporate Services Company since July 1996. Prior thereto, Treasurer of Northern Indiana Public Service
                                                  Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued) SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT



                                       YEARS WITH
NAME                               AGE   NISOURCE            OFFICE(s) HELD IN PAST 5 YEARS
----                               ---   --------            ------------------------------

Jeffrey W. Grossman.............   49        1    Vice President and Controller of NiSource Inc. since
                                                  November 2000.

                                                  Vice President and Controller of Columbia Energy Group from
                                                  May 1996 to October 2000.

                                                  Prior thereto, Assistant Controller of Columbia Energy
                                                  Group.


Dennis W. McFarland.............   48        1    Vice President, Finance and Planning of NiSource Inc. since
                                                  November 2000.

                                                  Senior Vice President of Finance and Planning of Columbia Gas
                                                  of Ohio March 1996 to November 2000.

                                                  Vice President, Corporate Planning of Columbia Gas of Ohio
                                                  prior thereto.

Patrick J. Mulchay..............   59       38    Group President, Merchant Energy of NiSource Inc. since
                                                  November 2000.

                                                  Executive Vice President of NiSource Inc. and Operating
                                                  Officer at Northern Indiana Public Service Company since
                                                  February 1999.

                                                  Executive Vice President and Chief Operating Officer at
                                                  Northern Indiana Public Service Company from July 1996
                                                  to January 1999.

                                                  Executive Vice President and Chief Operating Officer of
                                                  Electric Operations at Northern Indiana Public Service
                                                  Company from January 1994 to July 1996.

Michael W. O'Donnell............   56        1    Executive Vice President and Chief Financial Officer of
                                                  NiSource Inc. since November 2000.

                                                  Senior Vice President and Chief Financial Officer of
                                                  Columbia and Columbia Energy Group Service Corporation
                                                  since October 1993.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued) SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT


                                        YEARS WITH
NAME                               AGE   NISOURCE    OFFICE(s) HELD IN PAST 5 YEARS
----                               ---   --------    ------------------------------

Stephen P. Smith................   40        1    President and Chief Operating Officer of NiSource Corporate
                                                  Services and President, Business Services of NiSource Inc.
                                                  since November 2000.

                                                  Deputy Chief Financial Officer for Columbia Energy Group from
                                                  December 1999 to November 2000.

                                                  Senior Vice President and Chief Financial Officer Columbia Gas
                                                  Transmission Corporation and Columbia Gulf Transmission Company
                                                  from February 1997 to December 1999.

                                                  Vice President of Business Development at Columbia Gas Transmission
                                                  Corporation from June 1996 to February 1997.

                                                  Prior thereto Director of Business Development for Western
                                                  Europe at Enron Corporation.

Mark D. Wycoff .................   39        9    President, Energy Technologies of NiSource Inc. since November 2000.

                                                  Vice President of Human Resources of NiSource Inc. from June 1998 to
                                                  November 2000.

                                                  Assistant Treasurer of NiSource Inc. from September 1997 to November
                                                  2000.

                                                  Prior thereto NiSource Development Principal since January 1994.

Joseph L. Turner, Jr. ..........   64       15    Senior Vice President of NiSource Inc. since November
                                                  2000.  President of Primary Energy and Senior Vice President
                                                  of Major Accounts at Northern Indiana Public Service Company since
                                                  January 1996.

                                                  Prior thereto, Group Vice President, Major Accounts of
                                                  Northern Indiana Public Service Company.

Jeffrey W. Yundt................   55       21    Group President, Energy Distribution of NiSource Inc. since
                                                  November 2000.

                                                  Executive Vice President of NiSource and President and
                                                  Chief Executive Officer at Bay State Gas Company from
                                                  February 1999 to November 2000.

                                                  Executive Vice President and Chief Operating Officer of
                                                  EnergyUSA, and President of NI Energy Services, Inc. from
                                                  July 1996 to January 1999.

                                                  Executive Vice President and Chief Operating Officer of Gas
                                                  Services at Northern Indiana Public Service Company from
                                                  January 1994 to June 1996.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NiSource's common shares are listed and traded on the New York, Chicago and Pacific stock exchanges. The table below indicates the high and low sales price of NiSource's common shares, on the composite tape, during the periods indicated.



                                                      2000                        1999
                                             ---------------------     ------------------------
                                               High          Low           High          Low
                                             ---------    --------     -----------    ---------
First Quarter                                 21 5/16     12 13/16       30 1/2        25 7/8
Second Quarter                                19 1/8      16 7/16        28 1/8        25 13/16
Third Quarter                                 26 5/16     18 9/16        26 7/8        21 3/4
Fourth Quarter                                31 1/2      23 11/16       23            16  9/16

As of February 28, 2001, NiSource had 51,608 common shareholders of record.

On November 1, 2000, NiSource issued 72,452,733 common shares in exchange for Columbia shares in connection with the Columbia acquisition and canceled 26,409,670 common shares of treasury stock. On November 27, 2000, NiSource issued 11.5 million new common shares with the proceeds used to reduce borrowings under the NiSource Finance acquisition credit facility.

The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends of $0.255 per share during 1999 and quarterly common dividends of $0.27 per share during 2000. At its January 2001 meeting, the Board increased the quarterly common dividend to $0.29 per share, payable on February 20, 2001.

Holders of NiSource's common shares are entitled to receive dividends when, as and if declared by the Board out of funds legally available. Although the Board currently intends to consider the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource's subsidiaries, their financial condition, cash requirements, regulatory restrictions and any restrictions in financing agreements and other factors deemed relevant by the Board.

The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 2000, Northern Indiana had approximately $186.2 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2000, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 42% of the total capitalization including surplus.

ITEM 6.  SELECTED FINANCIAL DATA


SELECTED SUPPLEMENTAL INFORMATION


Year Ended December 31, ($ in millions)             2000       1999        1998        1997       1996
---------------------------------------------------------------------------------------------------------
Gross Revenues
   Gas Distribution                                1,806.8      831.6       609.6       800.8      799.4
   Electric                                        1,557.4    1,346.3     1,426.6     1,015.4    1,022.2
   Gas Transmission and Storage                      363.7      120.0           -           -          -
   Energy Marketing                                1,942.8      697.1       594.9       383.8      116.4
   Other Products and Services                       360.0      278.5       212.8       322.3       49.9
---------------------------------------------------------------------------------------------------------
         Total Gross Revenues                      6,030.7    3,273.5     2,843.9     2,522.3    1,987.9
---------------------------------------------------------------------------------------------------------
Net Revenues                                       1,948.0    1,392.7     1,152.6     1,146.8    1,115.9
Operating Income                                     567.8      437.9       402.7       390.0      386.3
Net Income                                           156.9      160.4       193.9       190.8      176.7
Shares outstanding at the end of the year          205,553    124,139     117,531     124,312    119,611
Number of common shareholders                       52,085     40,741      36,277      37,373     35,339
Basic Earnings Per Share ($)
   Continuing operations                              1.09       1.24        1.56        1.48       1.44
   Income from discontinued operations                0.07       0.05        0.04        0.06       0.00
---------------------------------------------------------------------------------------------------------
   Basic Earnings Per Share                           1.16       1.29        1.60        1.54       1.44
---------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share ($)
   Continuing operations                              1.08       1.22        1.55        1.47       1.43
   Income from discontinued operations                0.07       0.05        0.04        0.06       0.00
---------------------------------------------------------------------------------------------------------
   Diluted Earnings Per Share                         1.15       1.27        1.59        1.53       1.43
---------------------------------------------------------------------------------------------------------
Return on average common equity                       6.6%      12.8%       16.1%       16.1%      15.9%
Times interest earned (pre-tax)                       1.77       2.20        3.26        3.48       3.62
Dividends paid per share                              1.08       1.02        0.96        0.90       0.84
Dividend payout ratio                                93.1%      79.1%       60.0%       58.4%      58.3%
Market values during the year:
   High                                             31.500     30.500      33.625      24.938     20.125
   Low                                              12.813     16.563      24.750      19.000     17.625
   Close                                            30.750     17.875      30.437      24.719     19.813
Book value of common shares                          16.61      10.90        9.78       10.17       9.20
Market-to-book ratio at year end                    185.1%     163.9%      311.2%      243.1%     215.4%
Total Assets                                      19,696.8    6,428.6     4,595.4     4,618.2    4,288.9
Capital expenditures                                 365.8      293.9       198.3       179.0      207.9

Capitalization
   Common shareholders' equity                     3,415.2    1,353.5     1,149.7     1,264.8    1,100.5
   Preferred and preference stock                    132.7      139.6       142.0       144.5      142.4
   Company-obligated mandatorily redeemable
     preferred securities of subsidiary
     trust holding solely Company debentures         345.0      345.0           -           -          -
   Long-Term debt                                  5,802.7    1,775.8     1,555.8     1,555.7    1,127.1

---------------------------------------------------------------------------------------------------------
         Total Capitalization                      9,695.6    3,613.9     2,847.5     2,965.0    2,370.0
---------------------------------------------------------------------------------------------------------

Number of employees                                 14,674      7,399       6,035       5,984      4,168

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




INDEX                                                                                  PAGE
--------------------------------------------------------------------------------------------------
Consolidated Review................................................................    15
Liquidity and Capital Resources....................................................    18
Market Risk Sensitive Instruments and Positions....................................    19
Gas Distribution Operations........................................................    21
Electric Operations................................................................    27
Gas Transmission and Storage Operations............................................    31
Exploration and Production Operations..............................................    34
Energy Marketing Operations .......................................................    35
Other Products and Services........................................................    36
--------------------------------------------------------------------------------------------------



The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource's plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of NiSource's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for NiSource's regulated and nonregulated businesses, dealings with third parties over whom NiSource has no control, actual operating experience of acquired assets, NiSource's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.


                      ACQUISITION OF COLUMBIA ENERGY GROUP

On November 1, 2000, NiSource completed its acquisition of Columbia Energy Group (Columbia) for an aggregate consideration of approximately $6 billion, with 30% of the consideration paid in common stock and 70% of the consideration paid in cash and Stock Appreciation Income Linked Securities(sm), referred to as SAILS(sm), which are units consisting of a zero coupon debt security coupled with a forward equity contract for NiSource shares. NiSource also assumed approximately $2 billion of Columbia debt. As a result of the Columbia acquisition, NiSource is a super-regional energy holding company that provides natural gas, electricity and other products and services to 3.6 million customers located within the energy corridor that runs from the Gulf Coast through the Midwest to New England.

                               CONSOLIDATED REVIEW

For the twelve months ended December 31, 2000, NiSource reported income from continuing operations of $147.1 million, or $1.09 per share, compared to $153.9 million, or $1.24 per share, in 1999. All per share amounts are reflected on basic common shares. After adjusting for non-recurring items as reflected on the table below, income for continuing operations was $253.9 million, or $1.89 per share, in 2000 and $172 million, or $1.38 per share, in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1999. In the fourth quarter of 2000, NiSource issued approximately 72.5 million common shares to shareholders of Columbia as part of the consideration for the acquisition of Columbia and an additional 11.5 million shares for cash,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


the proceeds of which were used to repay a portion of the short-term borrowings incurred as a result of the acquisition.

The results for 2000 and 1999 are not directly comparable, due to the Columbia acquisition completed on November 1, 2000. Results for 2000 included Columbia's net income for November and December of approximately $90 million. Results were favorably impacted by improved results from EnergyUSA, Inc. higher weather-related natural gas deliveries and electric sales and a $23.8 million after-tax gain on the sale of NiSource's interests in Market Hub Partners, L.P.
(MHP) in September 2000. Results were negatively impacted by approximately $67.4 million of costs in 2000 and $8.1 million in 1999 related to the Columbia merger and $63.2 million of expense in 2000 and $18.3 million for 1999 for the write-down of certain assets. In 1999, a favorable adjustment of $8.3 million after-tax was recorded for an insurance settlement associated with clean-up activities for manufactured gas plant sites. Additional expense was also incurred in the current period related to restructuring activities and the amortization of goodwill and higher interest and facility fees on borrowings.



   Income from Continuing Operations before Non-recurring Items
   --------------------------------------------------------------------

   Twelve months ended December 31, (in millions, except per share amounts)            2000           1999
   ----------------------------------------------------------------------------------------------------------

   Income from Continuing Operations as Reported                                        $147.1        $153.9
      Adjustments for non-recurring items:
          -Costs related to Columbia merger                                               67.4           8.1
          -Write-down of assets                                                           63.2          18.3
          -Gain on sale of MHP                                                           (23.8)            -
          -Insurance settlement                                                              -          (8.3)
   ----------------------------------------------------------------------------------------------------------
      Total Adjustments for Non-recurring Items                                          106.8          18.1
   ----------------------------------------------------------------------------------------------------------
   Income from Continuing Operations after Adjustments                                  $253.9        $172.0
   ----------------------------------------------------------------------------------------------------------

   Earnings Per Basic Common Share                                                      $ 1.89        $ 1.38
   ----------------------------------------------------------------------------------------------------------

Income from continuing operations for 1999 of $153.9 million decreased $34.7 million from 1998. The 1999 and 1998 periods are not directly comparable due to the acquisition of Bay State Gas Company (Bay State) in February 1999 and EnergyUSA-TPC Corp. (TPC) in April 1999. As natural gas businesses, Bay State and TPC record a substantial portion of their revenues during the winter heating season. The timing of these acquisitions, the seasonal nature of these operations and a milder-than-normal heating season resulted in lower earnings for the year. Income from continuing operations for 1999 reflected stronger operating results from NiSource's electric business along with continued customer growth. Results included after-tax charges of $8.1 million in connection with NiSource's acquisition of Columbia. NiSource also recorded additional expense in 1999 associated with adverse economic conditions that impacted equity investments, the most significant of which was related to a charge against the carrying value the oil and gas properties due to lower prices, and the decision to abandon a number of non-core businesses and facilities.

As a condition of approving the acquisition of Columbia, the Securities and Exchange Commission required NiSource to divest its water operations by November 2003. Consequently, these operations are currently being prepared for sale and are reflected in discontinued operations. These discontinued operations resulted in after-tax income of $9.8 million for 2000, $6.5 million in 1999 and $5.3 million for 1998. Taking into account income from continuing operations and results from discontinued operations, NiSource reported 2000 net income of $156.9 million, or $1.16 per share, $160.4 million, or $1.29 per share for 1999 and $193.9 million, or $1.60 per share for 1998.

Net Revenues
Net revenues for 2000 of $1,948 million, increased $555.3 million over 1999 due in part to $433.1 million from the inclusion of Columbia's operations for the last two months of 2000 and an increase of $41.4 million for the full year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


effect of Bay State. Also contributing to the increase were improved margins on electric and wholesale natural gas sales, gas and power trading activities and increased sales to commercial and industrial customers.

For 1999, net revenues were $1,392.7 million, an increase of $240.1 million over the year earlier due largely to $161.2 million of net revenues from Bay State and increased gas deliveries to residential and commercial customers reflecting colder weather during 1999. In addition, net revenues improved due to increased electric margins on wholesale sales, increased power trading activity and increased electric sales to residential and commercial customers, as a result of warmer weather in the third quarter of 1999. These improvements were tempered by reduced deliveries to industrial customers.

Expenses
Operating expenses of $1,380.2 million for 2000 increased $425.4 million over 1999. Operation and maintenance expense was $250.7 million higher due primarily to the inclusion of Columbia's results for November and December 2000 and the full year effect of Bay State. Higher expense in 2000 compared to 1999 was also attributable to costs related to restructuring activities that were implemented in 2000 to improve efficiencies and higher employee related costs. In addition, $65.8 million of expense was recorded in 2000 to reflect losses on the sale of certain assets. In 1999, expense was reduced $13 million due to a favorable insurance adjustment related to manufactured gas plant site clean-up costs. Depreciation, amortization and depletion expense increased $79.1 million reflecting Columbia's operations for the last two months of 2000, the amortization of goodwill associated with the Columbia acquisition and the full year effect of Bay State as well as additional plant in service for the other operations. Taxes other than income were $43.1 million higher also primarily due to the inclusion of Columbia for the last two months of 2000 and the full year effect of Bay State.

Operating expenses in 1999 of $954.8 million increased $204.9 million over 1998, of which $127.3 million was due to the acquisition of Bay State in February 1999. Also increasing operating expenses were generally higher operating costs for NiSource's other operations, increased employee related costs and increased expenses for distributed generation and fuel cell research and development. These higher costs were partially offset by a $13 million insurance settlement in 1999 related to clean-up costs for a manufactured gas plant site. Operation and maintenance expenses increased $136.9 million over 1998 due in large part to the inclusion of $79.1 million of expenses related to ten months of Bay State's operations in 1999. Depreciation, amortization and depletion expenses increased $53.2 million in 1999 over 1998, primarily from the inclusion of $36.2 million of depreciation and amortization for Bay State and increased depreciation expense due to additional plant in service. Taxes other than income increased $14.8 million in 1999 compared to 1998 primarily as the result of the Bay State acquisition, which added $12 million of other tax expense in 1999.




Other Income (Deductions)
-------------------------
  Twelve Months Ended December 31,  (in millions)              2000           1999        1998
------------------------------------------------------------------------------------------------
    Interest expense, net                                   $(304.5)       $(155.4)    $(120.2)
    Minority interests                                        (20.4)         (17.7)       (0.7)
    Preferred stock dividends                                  (7.8)          (8.1)       (8.3)
    Other, net                                                  42.1         (20.6)         9.5
------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                         $(290.6)       $(201.8)    $(119.7)
------------------------------------------------------------------------------------------------

Other Income (Deductions) in 2000 reduced income $290.6 million compared to a reduction in income of $201.8 million in 1999. Interest expense, net increased $149.1 million over 1999 due to additional borrowings incurred as a result of the acquisition of Columbia, the full year effect of interest on the $160 million in Puttable Reset Securities (PURS) issued in September 1999 and increased short-term borrowings. Also increasing expense were costs associated with facility fees and the ineffective component of interest rate hedges that were charged to interest expense. See Note 8 of the Notes to Consolidated Financial Statements for additional information. In 2000, dividends paid on Company-obligated mandatorily redeemable preferred securities was $20.4 million, an increase of $2.7 million from 1999, which reflects the full year effect in 2000, of these securities which were issued in February 1999. Other, net, increased $62.7 million primarily reflecting a $51.9 million gain on the sale of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NiSource's indirect interests in MHP in September 2000. In 1999, a $16.5 million non-recurring charge was recorded associated with the carrying value of oil and gas properties and a loss that resulted from a decision to abandon certain businesses and facilities that were not consistent with NiSource's strategic direction.

Other Income (Deductions) reduced income in 1999 by $201.8 million and in 1998 by $119.7 million. Interest expense, net for 1999 of $155.4 million increased $35.2 million over 1998. This increase reflects the inclusion of interest charges for Bay State of $19 million, interest on the September 1999 issuance of PURS and increased interest expense on additional short-term borrowings. In 1999, minority interests increased $17 million due to dividends paid on Company-obligated mandatorily redeemable preferred securities issued in February 1999. Other, net decreased $30.1 million in 1999 over 1998 primarily reflecting the 1999 charge against the carrying value of the oil and gas properties and the loss resulting from the abandonment of certain assets, as discussed above.

Income Taxes
Income taxes increased $47.9 million in 2000 over 1999 and decreased $12.2 million in 1999 from 1998 primarily as a result of changes in pre-tax income and timing differences for certain deferred tax issues. The effective income tax rate was 46.9%, 34.8% and 33.4% in 2000, 1999 and 1998, respectively. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

Discontinued Operations
Discontinued operations reflected after-tax income of $9.8 million, or $0.07 per share, in 2000 compared to after-tax income of $6.5 million, or $0.05 per share, in 1999 and $5.3 million, or $0.04 per share in 1998. Income on discontinued operations reflects results for NiSource's water operations.


                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of NiSource's operations, most notably in the gas and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts for electric sales normally exceed requirements. During other periods of the year, cash on hand, together with external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

As mentioned previously, on November 1, 2000, NiSource completed the acquisition of Columbia for approximately $6 billion, plus the assumption of approximately $2 billion of Columbia debt. The acquisition was accomplished through the creation of a new holding company. Each NiSource common share was exchanged for one common share of the new holding company. Each Columbia share was exchanged for $70 in cash plus $2.60 principal amount of a unit issued by the new holding company, referred to as SAILS(SM), that consist of a zero coupon debt security coupled with a forward equity contract or, at the election of the Columbia shareholder, 3.04414 shares in new holding company stock, up to 30% of the outstanding shares of Columbia. It was necessary to prorate the stock elections because the elections were made for more than 30% of Columbia's outstanding shares.

To complete the acquisition of Columbia, NiSource, through its NiSource Finance Corp. subsidiary, arranged a $6 billion 364-day acquisition facility with a syndicate of banks. On November 1, 2000, the closing date of the acquisition, the facility supported $4.1 billion of commercial paper issued to finance the Columbia acquisition. At December 31, 2000, the facility supported $1.1 billion of commercial paper issued to finance the Columbia acquisition.

Subsequent to the November 1, 2000 Columbia acquisition, NiSource reduced its acquisition related commercial paper borrowings through the issuance of $2.5 billion of privately placed notes, completed on November 10, 2000. This issuance included $750 million of three-year notes paying a 7.5% coupon and maturing on November 15, 2003, $750 million of five-year notes paying a 7.625% coupon and maturing on November 15, 2005, and $1 billion

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


of ten-year notes paying a 7.875% coupon and maturing on November 15, 2010. Subsequently, an additional $150 million of five-year notes were issued, bearing a 7.625% coupon and maturing on November 15, 2005.

On November 27, 2000, NiSource issued 11.5 million new shares of NiSource common stock at an offering price of $25.25 per share. The $280.9 million of net proceeds were used to repay commercial paper.

NiSource has arranged a new $2.5 billion revolving credit facility with a syndicate of banks for future working capital requirements. The new facility has refinanced and consolidated essentially all of NiSource's existing short-term credit facilities as discussed above, into one credit facility, through its NiSource Finance Corp. subsidiary.

As of December 31, 2000, and December 31, 1999, $2,078.8 million and $299.6 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of December 31, 2000, was 7.44%. In addition, NiSource had notes payable of $417.9 million and $351.8 million outstanding at December 31, 2000, and December 31, 1999, respectively, at a weighted average interest rate of 7.78% for 2000 and 6.61% for 1999.

In September 1999, Capital Markets issued $160 million of PURS in an underwritten public offering. The PURS were unsecured debentures of Capital Markets and ranked equally with all other unsecured and unsubordinated debt of Capital Markets. On September 28, 2000, all $160 million PURS were redeemed by NiSource at par.

As of December 31, 2000, NiSource had $128.5 million of standby letters of credit outstanding. At December 31, 1999, NiSource did not have any letters of credit outstanding. See Note 15 of the Notes to the Consolidated Financial Statements for more information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Capital Expenditures
The table below reflects actual capital expenditures by segment for 2000 and 1999 and an estimate for year 2001:




(in millions)                              2001              2000                1999
-------------------------------------------------------------------------------------------------

 Gas Distribution                      $   208.0        $   138.3           $   145.2
 Electric                                  120.0            132.2               134.0
 Gas Transmission and Storage              132.0             50.3                 -
 Exploration and Production                132.0             22.7                 -
 Energy Marketing                            1.0              1.2                 0.7
 Other Products and Services                22.0             21.1                14.0
 Corporate                                  35.0              -                   -
-------------------------------------------------------------------------------------------------
 Total                                 $   650.0        $   365.8           $   293.9
-------------------------------------------------------------------------------------------------


For 2000, capital expenditures were $365.8 million, an increase of $71.9 million over 1999. The increase includes approximately $126.4 million for Columbia's capital expenditures for the last two months of 2000, partially offset by the elimination of the NiSource program to address the year 2000 issues. The gas distribution subsidiaries' program includes investments to extend service to new areas and develop future markets, as well as expenditures to ensure safe, reliable and improved service. The electric program includes projects that will increase generating capacity, and enhance transmission capacity while improving, replacing and upgrading equipment to ensure safe and reliable service to a growing customer base. The largest portion of the gas transmission and storage segment's investments are made to ensure the safety and reliability of the pipelines and for market expansion activities. The exploration and production segment's capital expenditures are primarily for drilling and production activities.

For 2001, NiSource's estimated capital expenditure program is $650 million, approximately $284.2 million higher than the 2000 program. This increase is primarily due to the inclusion of a full year of capital expenditures for Columbia.

Future commitments, with respect to the construction program, are expected to be met through internally generated funds.


                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Risk is an inherent part of NiSource's energy businesses and activities. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in NiSource's energy businesses: commodity market risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. NiSource's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, NiSource's risk management policies and procedures continue to evolve and are subject to ongoing review and modification.

NiSource is exposed to risk through its various business activities, including trading risks and non-trading risks. The non-trading risks to which NiSource is exposed include interest rate risk and commodity price risk of its subsidiaries and certain gas marketing activities. The market risk resulting from trading activities consists primarily of commodity price risk. NiSource's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps. Risk management at NiSource is defined as the process by which the organization ensures that the risks to which it is exposed are the risks to which it desires to be exposed to achieve its primary business objectives. NiSource employs various analytic techniques to measure and monitor its market risks, including value-at-risk
(VaR) and instrument sensitivity to market factors. VaR

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


represents the potential loss or gain for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level.

Non-Trading Risks
Currently, commodity price risk resulting from non-trading activities at NiSource's rate-regulated subsidiaries is limited, since current regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. As the utility industry undergoes deregulation, however, these operations may be providing services without the benefit of the traditional rate-making process and, therefore, will be more exposed to commodity price risk. Additionally, NiSource enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. NiSource utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

Subsidiaries in NiSource's exploration and production segment are also exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, NiSource has adopted a policy that provides for commodity hedging activities to help ensure stable cash flow, favorable prices and margins. Financial instruments authorized for use by NiSource for hedging include futures, swaps and options.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit. These instruments have interest rates that are indexed to short-term market interest rates. At December 31, 2000, and December 31, 1999, the combined borrowings outstanding under these facilities totaled $2,496.7 million and $651.3 million, respectively. Based upon average borrowings under these agreements during 2000 and 1999, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $15.7 million and $4.9 million for the twelve months ending December 31, 2000, and December 31, 1999, respectively.

Due to the nature of the industry, credit risk is a factor in many of NiSource's business activities. In sales and trading activities, credit risk arises because of the possibility that a counterparty will not be able or willing to fulfill its obligations on a transaction on or before settlement date. In derivative activities, credit risk arises when counterparties to derivative contracts, such as interest rate swaps, are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments and standby letters of credit and guarantees. Current credit exposure includes the positive fair value of derivative instruments. Because many of NiSource's exposures vary with changes in market prices, NiSource also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, NiSource considers collateral and master netting agreements, which are used to reduce individual counterparty risk.

Trading Risks
NiSource employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR across all trading groups that utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.8 million, $2.7 million and effectively zero, respectively, at December 31, 2000. The daily VaR for the gas trading portfolio on an average, high and low basis was $2.3 million, $8.1 million and $0.5 million at December 31, 2000, respectively. NiSource implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

See Statement of Consolidated Long-Term Debt for additional information related to NiSource's long-term debt outstanding and "Fair Value of Financial Instruments" in Note 17 of the Notes to the Consolidated Financial Statements for current market valuation of long-term debt. Refer to "Summary of Significant Accounting Policies-Accounting for Risk Management Activities" and "Risk Management Activities" in Notes 2Q and 8, respectively, of Notes to the Consolidated Financial Statements for further discussion of NiSource's risk management.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                                OTHER INFORMATION

Presentation of Segment Information
As a result of the recent acquisition of Columbia, beginning with this report NiSource revised its presentation of primary business segment information. Columbia's gas transmission and storage and exploration and production businesses are now reported as business segments of NiSource. Columbia's gas distribution operations have been merged with NiSource's gas distribution business. Other products and services develop unregulated power projects as well as other energy-related businesses. Prior periods have been restated to reflect these changes.

Competition
The regulatory environment applicable to NiSource's rate-regulated subsidiaries continues to undergo fundamental changes. These changes have previously had, and will continue to have an impact on NiSource's operations, structure and profitability. At the same time, competition within the energy industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment. These initiatives include partnering on energy projects with major industrial customers, providing its customers with increased choice for new products and services, acquiring companies that increase NiSource's scale of operations and establishing subsidiaries that develop new energy-related products for residential, commercial and industrial customers, including the development of distributed generation technologies.

                           GAS DISTRIBUTION OPERATIONS

NiSource's natural gas distribution operations (Gas Distribution) serve more than 3.2 million customers in 9 states. Through its wholly owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 751,000 customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Fuel Company and Northern Indiana Fuel and Light Company, Inc. Additionally, NiSource's subsidiaries, Bay State and its subsidiary Northern Utilities, Inc., distribute natural gas to more than 320,000 customers in areas of Massachusetts, Maine, and New Hampshire.

Regulatory Matters
At the Federal level, gas industry deregulation began in the mid-1980s when the Federal Energy Regulatory Commission (FERC) required interstate pipelines to provide nondiscriminatory transportation services pursuant to unbundled rates. This regulatory change permitted large industrial and commercial customers to purchase their gas supplies either from a local distribution company (LDC) or directly from competing producers and marketers, which would then use the LDC's facilities to transport the gas. More recently, the focus of deregulation in the gas industry has shifted to retail customers at the state level.

NiSource pursues initiatives that give retail customers the opportunity to purchase natural gas directly from marketers and to use Gas Distribution's facilities for transportation services. These opportunities are being pursued through regulatory initiatives in all of its jurisdictions. Once fully implemented, these programs would reduce Gas Distribution's commodity sales function and provide all customer classes with the opportunity to obtain gas supplies from alternative merchants. As these programs expand to all customers, regulations will have to be implemented to provide for the recovery of transition capacity costs and other transition costs incurred by a utility serving as the supplier of last resort if the marketing company cannot supply the gas. Transition capacity costs are created as customers enroll in these programs and purchase their gas from other suppliers, leaving the Gas Distribution subsidiaries with pipeline capacity it has contracted for, but no longer needs. The state commissions in jurisdictions served by Gas Distribution are at various stages in addressing these issues and other transition considerations. Gas Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs and costs resulting from being the supplier of last resort will be mitigated or recovered.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


In December 1999, the Public Utilities Commission of Ohio (PUCO) approved a request from Columbia Gas of Ohio, Inc. (Columbia of Ohio) that extends Columbia of Ohio's Customer CHOICE(SM) program through October 31, 2004, freezes base rates through October 31, 2004, and resolves the issue of transition capacity costs. Under the agreement, Columbia of Ohio would assume total financial risk for mitigation of transition capacity costs at no additional cost to customers. Columbia of Ohio has the opportunity to utilize non-traditional revenue sources as a means of offsetting the costs. Columbia of Ohio extended its Customer CHOICE(SM) program to all of its nearly 1.3 million customers in mid-1998 and there are now over 470,850 customers participating, including approximately 429,000 residential customers.

In April 1999, Columbia Gas of Kentucky, Inc. (Columbia of Kentucky) filed an application with the Kentucky Public Service Commission (KPSC), seeking approval to initiate a residential and small commercial transportation program. In January 2000, the KPSC approved Columbia of Kentucky's application, but did not renew Columbia of Kentucky's gas cost incentive program originally approved in 1996. Columbia of Kentucky filed for a rehearing of the order during the first quarter of 2000. On May 19, 2000, the KPSC issued an order affirming its original decision to deny continuation of the gas cost incentive program. As an alternative, an incentive sharing mechanism was approved that allows Columbia of Kentucky to retain 25% of annual off-system sales over the term of the pilot program. Additionally, Columbia of Kentucky will remain responsible for mitigating transition capacity costs through the utilization of non-traditional revenues. Columbia of Kentucky began customer enrollment in the pilot program in September 2000, for gas deliveries beginning November 1, 2000. The program is scheduled to run through 2004. Currently, Columbia of Kentucky has approximately 14,000 customers enrolled and participating in its CHOICE(SM) program.

The tightening of supply in the natural gas market over the last half of 2000, along with the resultant increase in price of natural gas, has caused several marketers to default on their obligation to deliver gas to Columbia of Ohio and Columbia of Kentucky under both the traditional and CHOICE(SM) transportation programs. Columbia of Ohio and Columbia of Kentucky have terminated marketers with 19,500 customers in traditional transportation programs and customers of CHOICE(SM)

Columbia of Ohio is also a party to two lawsuits involving Energy Max, one of the terminated marketers. A customer in Toledo, Ohio filed the first suit on October 18, 2000 against both Energy Max and Columbia of Ohio, asking that the complaint be certified as a class action (Hull v. Columbia Gas of Ohio and Energy Max). The plaintiff is seeking to recover the difference between what he would have paid for gas under his Energy Max contract, and what he is paying under Columbia of Ohio's gas cost recovery rate. On January 26, 2001, Columbia of Ohio filed its Answer and a Motion to Dismiss. Energy Max has not filed an answer and is subject to a motion for default judgment. The second suit was filed by Columbia of Ohio against Energy Max on January 2, 2001 in Youngstown, Ohio (Columbia Gas of Ohio v. Energy Max). In this case, Columbia of Ohio is seeking to recover in excess of $340,000 from Energy Max due to its non-delivery of gas in Columbia of Ohio's traditional transportation program. Columbia of Ohio has been given the right to bill the end users for their gas consumption during the months of November and December 2000. The Ohio Office of Consumers' Counsel has also filed a complaint at the PUCO against certain marketers, but Columbia of Ohio is not a party to these complaints at this time.

In Pennsylvania, legislation was passed in June 1999 that allows consumers statewide to choose their natural gas supplier. Under the legislation, all Pennsylvania natural gas utilities, upon approval of the Pennsylvania Public Utility Commission (PPUC), offered all of their customers the opportunity to choose a supplier by July 1, 2000. Before offering choice programs to customers, each company was required to submit a restructuring plan to the PPUC. In 1999, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) filed a statewide restructuring plan with the PPUC, which was subsequently approved.

In 1997, the Indiana Utility Regulatory Commission (IURC) approved Northern Indiana's Alternative Regulatory Plan (ARP), which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism, and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. The gas cost incentive mechanism

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


was reviewed with the Office of Utility Consumer Counselor (OUCC) in December of 2000, and an agreement to extend the program in phases through 2004 was reached. The agreement is subject to approval by the IURC. During the phase-in period, Northern Indiana offered customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including price protection, negotiated sales and services, gas lending and parking, and new storage services. As of the end of 2000, 15,711 customers were enrolled in Northern Indiana's customer choice program.

In 1999, the Virginia State Corporation Commission (VSCC) gave Columbia Gas of Virginia, Inc. (Columbia of Virginia), approval to offer all of its 175,000 residential and commercial customers the opportunity to choose their natural gas suppliers. Columbia of Virginia has been providing a pilot transportation program in the Gainesville market area of Northern Virginia since late 1997. There are now over 7,500 customers participating in the pilot program.

In August 1998, the Maryland Public Service Commission approved a two-year continuation of Columbia Gas of Maryland, Inc.'s (Columbia of Maryland) Customer CHOICESM program which allows all of its nearly 32,000 customers to select a natural gas supplier other than Columbia of Maryland. There are approximately 2,400 customers participating in the program.

Bay State implemented unbundled rates and services for all 24,092 of its commercial and industrial customers in 1993, and launched one of the nation's earliest residential and small commercial-industrial customer choice pilot programs in 1996. The Bay State pilot, concluded on November 1, 2000, when all Massachusetts gas utilities made unbundled gas service available to all customer classes pursuant to new statewide model terms and conditions approved by the Massachusetts Department of Telecommunications and Energy. As of December 31, 2000, Bay State had 8,691 customers enrolled in the program.

In New Hampshire, Northern Utilities, Inc. (Northern Utilities) introduced unbundled tariffs and services for all commercial-industrial customers in 1994. Currently there are approximately 87 customers enrolled in the program. In 1998, the New Hampshire Public Utilities Commission (NHPUC) formed a collaborative group to investigate the merits of further unbundling and advise the NHPUC accordingly. The collaborative group has recommended new model terms and conditions and regulations designed to make unbundled services available to all commercial-industrial customers statewide on May 1, 2001, with consideration of residential unbundling at a later date.

In Maine, Northern Utilities introduced unbundled rates and services for large commercial-industrial customers in December 1995 and expanded the availability to all daily metered commercial and industrial customers on November 1, 1999. In June 1999, the Maine Public Utilities Commission opened an inquiry into the potential merits of further regulatory changes related to unbundling. Comments from all participating parties were submitted at the time of the technical session in July 1999. This inquiry was intended to investigate all the key elements of full customer choice and will include a review of customer choice programs in Massachusetts and New Hampshire. Northern Utilities is currently awaiting the Commission's proposed model terms and conditions as the next step.

FERC Order 637
The Federal Energy Regulatory Commission (FERC) issued Order 637 on February 9, 2000. The order sets forth revisions to FERC regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. Among other things, the order lifts the price cap for short-term capacity release by pipeline customers for an experimental period ending September 1, 2002.

Gas Distribution is actively engaged in settlement discussions with all of their pipeline suppliers as well as with other major customers on those pipeline systems in an effort to resolve issues raised by the pipelines' pro forma compliance filings regarding FERC Orders 637 and subsequent Orders 637A and 637B (collectively referred to as Order 637). Participants in these discussions reflect all segments of the industry.

Based on the progress of those discussions to date, Gas Distribution believes that implementation of FERC Order 637 initiatives will generally not take place prior to the winter of 2001-2002. Also given the degree of compromise

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


that will be required of all segments of the industry, management believes that implementation will not have a material affect upon Gas Distribution costs, operations or income. Gas Distribution is currently in the process of evaluating the potential changes and impact Order 637 may have on operations; however, it is not anticipated that the implementation of Order 637 will have a material impact on NiSource's consolidated results.

Environmental Matters
REMEDIATION. Several Gas Distribution subsidiaries are a "potentially responsible party" (PRP) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant
(MGP) sites which such subsidiaries, or their corporate predecessors, own or owned and operated. Gas Distribution subsidiaries may be required to share in the cost of clean-up of such sites. In addition, some Gas Distribution subsidiaries have corrective action liability under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks.

Gas Distribution is party to or otherwise involved in clean-up of three waste disposal sites under Superfund or similar state laws. For one of these sites the potential liability is de minimis and, for the other two, the final costs of clean-up have not yet been determined. As site investigations and clean-ups proceed, waste disposal site liability is reviewed periodically and adjusted as additional information becomes available.

A program has been instituted to identify and investigate former MGP sites where Gas Distribution subsidiaries or predecessors are the current or former owner. The investigation has identified 85 such sites. Initial investigation has been conducted at 39 sites. Investigation activities have been completed at 26 of the 39 sites and remedial measures have been selected or implemented at these sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5).

As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. NiSource is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as characterization is completed and approved by the EPA, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1.

NiSource intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action. To the extent site investigations have been conducted, remediation plans developed and the responsibility for remediation established, the appropriate estimated liabilities have been recorded. A regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates.

As of December 31, 2000, a reserve of approximately $24 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response actions required, after consideration of insurance coverage, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

MERCURY PROGRAM. Until the 1960s, gas regulators containing small quantities of mercury were installed in homes on some natural gas systems. The purpose of these regulators was to reduce the pressure of the natural gas flowing from the service line for use inside of the home.

In 2000, several unaffiliated gas distribution companies were involved in highly publicized testing and clean-up programs resulting from mercury spills associated with the removal of gas regulators containing mercury. A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


number of the NiSource gas distribution subsidiaries historically utilized gas regulators that contained small quantities of mercury. All NiSource subsidiaries have implemented a program for reviewing their procedures for managing gas regulators containing mercury. While this program is currently underway, it has not identified any significant problems associated with past or current use or removal of mercury regulators. Information generated to date shows that certain NiSource gas distribution subsidiaries have a small number or no mercury-containing gas regulators in service. NiSource gas distribution subsidiaries that still utilize gas regulators containing mercury have programs in place to ensure the proper management of gas regulators containing mercury, including ensuring that any accidental mercury spills associated with maintenance or removal of these regulators are detected and properly cleaned up.

NiSource subsidiaries have received and responded to inquiries about the current and historical use of gas regulators containing mercury from regulatory agencies in Kentucky and Pennsylvania. In addition, on December 7, 2000, the Environmental Protection Agency (EPA) Region V sent letters to all NiSource subsidiaries in Indiana and Ohio asking each of them to "review its records and address any concerns or issues associated with mercury regulators, manometers, or any other mercury-containing measuring devices." We believe that the program described in the preceding paragraph will be sufficient to satisfy the EPA's request.

Voluntary Early Retirement Program
As a result of NiSource's ongoing review of its various business units, the acquisition of Columbia, the utilization of improved technologies and process improvement initiatives, management has identified a number of ways to improve efficiency. As discussed below, NiSource implemented a Voluntary Early Retirement Program (VERP) to reduce staffing levels.

In September 2000, NiSource announced the introduction of a VERP for certain subsidiaries. Approximately 110 employees were eligible. During the acceptance period that began on October 12, 2000, and closed on November 25, 2000, 80 employees elected early retirement. The majority of the retirements occurred on January 1, 2001. NiSource recorded expense of $8 million in the fourth quarter of 2000 related to this VERP.

Following the acquisition of Columbia on November 1, 2000, a VERP was offered to employees of Columbia's gas distribution subsidiaries. The acceptance period ended on December 22, 2000, at which time 64 employees elected early retirement with the majority of the retirements also occurring on January 1, 2001. The total fourth quarter 2000 cost of this VERP was $4.7 million.

Retirement costs for these employees are funded through the pension plan.

Deliveries
Due to the acquisition of Columbia on November 1, 2000, total sales and transportation deliveries for 2000 of 594.1 billion cubic feet (Bcf), increased
160.8 Bcf over 1999. This increase was primarily attributed to the inclusion of Columbia's five gas distribution subsidiaries for the last two months of 2000 which contributed 133 Bcf to the total sales and transportation for that year and added over 2.1 million customers.

Sales and transportation deliveries in 1999 for the Gas Distribution operations were 141.1 Bcf and 253.0 Bcf, respectively. Compared to 1998, this was an increase of 42.9 Bcf for sales and 75.2 Bcf for transportation due largely to the inclusion of Bay State's results for 10 months of 1999 and 12% colder weather.

Net Revenues
Net revenues for 2000 of $740 million increased $280.6 million over 1999 due primarily to the inclusion of Columbia's Gas distribution operations for the last two months of 2000 and the full year effect of Bay State. Also improving net revenues were increased sales due to colder weather in the last quarter of 2000.

For 1999, net revenues were $459.4 million, an increase of $184.2 million over 1998 as a result of the inclusion of ten months of Bay State's operations, together with increased sales to residential and commercial customers due to colder weather in 1999, which was partially offset by decreased deliveries to industrial customers. Also improving net revenues were additional revenues from transportation services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Operating Income
Operating income of $225.4 million for 2000 increased $110 million over 1999 reflecting two months of Columbia's operations and the full year effect of Bay State. Tempering these improvements was $16.9 million of expense in 2000 for the write-down of certain assets in preparation for sale and approximately $6.9 million of expense related to the amortization of goodwill attributable to the acquisition of Columbia, restructuring costs and higher employee related costs. These higher costs were partially offset by lower customer related expenses.

In 1999, a $13 million favorable adjustment was recorded for an insurance settlement related to clean-up costs for manufactured gas plant sites. Operating income of $115.4 million for 1999 increased $50.3 million over 1998. The improvement was primarily attributable to ten months of Bay State's operations and the $13 million favorable insurance settlement mentioned above, partially offset by higher employee related costs.


                GAS DISTRIBUTION OPERATIONS RESULTS (UNAUDITED)



Year Ended December 31, (in millions)                                       2000          1999          1998
-------------------------------------------------------------------------------------------------------------
NET REVENUES
   Sales revenues                                                      $ 1,983.9       $ 969.7       $ 651.3
   Less: Cost of gas sold                                                1,481.7         630.3         376.1
-------------------------------------------------------------------------------------------------------------
   Net Sales Revenues                                                      502.2         339.4         275.2
-------------------------------------------------------------------------------------------------------------
   Net Transportation Revenues                                             237.8         120.0             -
-------------------------------------------------------------------------------------------------------------
Net Revenues                                                               740.0         459.4         275.2
-------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                               282.1         193.5         113.1
   Depreciation and amortization                                           147.3         115.4          74.7
   Loss on asset impairments                                                16.9             -             -
   Other taxes                                                              68.3          35.1          22.3
-------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                   514.6         344.0         210.1
-------------------------------------------------------------------------------------------------------------
Operating Income                                                         $ 225.4       $ 115.4        $ 65.1
-------------------------------------------------------------------------------------------------------------



                      GAS DISTRIBUTION OPERATING HIGHLIGHTS



                                                                         2000           1999            1998
---------------------------------------------------------------------------------------------------------------
THROUGHPUT (Bcf)
Sales
   Residential                                                          140.5           90.6            62.2
   Commercial                                                            56.5           37.7            23.5
   Industrial and Other                                                  15.1           12.8            12.5
---------------------------------------------------------------------------------------------------------------
Total Sales                                                             212.1          141.1            98.2
Transportation                                                          352.0          253.0           177.8
---------------------------------------------------------------------------------------------------------------
Total Throughput                                                        564.1          394.1           276.0
Off-System Sales                                                         30.0           39.2            31.6
---------------------------------------------------------------------------------------------------------------
Total Sold and Transported                                              594.1          433.3           307.6
---------------------------------------------------------------------------------------------------------------
CUSTOMERS (SERVED AT YEAR END)
Sales
   Residential                                                      2,352,219        939,426         675,782
   Commercial                                                         216,361         85,632          53,061
   Industrial and Other                                                 6,032          3,857           3,872
---------------------------------------------------------------------------------------------------------------
Total Sales Customers                                               2,574,612      1,028,915         732,715
Transportation                                                        636,442         42,306           6,685
---------------------------------------------------------------------------------------------------------------
Total Customers                                                     3,211,054      1,071,221         739,400
---------------------------------------------------------------------------------------------------------------
DEGREE DAYS
Actual                                                                  5,132          5,593           5,097
Normal                                                                  5,324          6,104           6,104
---------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                               ELECTRIC OPERATIONS

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 430,052 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and operates four coal-fired electric generating stations with a net capability of 3,179 mw, four gas-fired combustion turbine generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana is interconnected with five neighboring electric utilities.

Market Conditions
The regulatory frameworks applicable to electric operations are undergoing fundamental changes. These changes have previously had, and will continue to have an impact on NiSource's electric operations, structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

Regulatory Matters
FERC issued Order No. 888-A in 1996 which required all public utilities owning, controlling or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. On June 30, 2000, the D.C. Circuit Court of Appeals upheld FERC's open access orders in all major respects. In 1997, FERC approved Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued Order 2000 addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. On October 16, 2000, NiSource filed with the FERC indicating that it is committed to joining an RTO and in February 2001, Northern Indiana became a member of the Alliance RTO in formation. The Alliance RTO expects to be fully operational by FERC's December 15, 2001, deadline. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

At the state level, during 1999 and 2000, discussions were held with the other investor-owned utilities in Indiana and with other segments of the Indiana electric industry regarding the technical and economic aspects of possible legislation leading to greater customer choice. A consensus was not reached. Therefore, NiSource and this year's session, currently in progress did not support legislation regarding electric restructuring during the 2000 session of the Indiana General Assembly. Discussions are ongoing with all segments of the Indiana electric industry in an attempt to reach a consensus on electric restructuring legislation.

During the course of a regularly scheduled review, referred to as a Level 1 review, the staff of the Indiana Utility Regulatory Commission (IURC) made a preliminary determination, based on unadjusted historical financial information filed by Northern Indiana, that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite holding meetings with the IURC staff during 2000 to explain several adjustments that needed to be made to the filed information to make such an analysis meaningful, the staff has recommended that a formal investigation be performed. The IURC has ordered that an investigation begin. Management is unable at this time to determine if a broader analysis, which would be performed through a formal investigation, could result in a rate adjustment that would be higher or lower than currently allowed rates. Management intends to vigorously oppose any efforts to reduce rates that may result from this investigation.

Environmental Matters
AIR. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx) which became fully effective in 2000. All of Northern Indiana's facilities are in compliance with the sulfur dioxide and NOx limits.

The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants and other air pollutants (including NOx as discussed below), which may require significant capital expenditures for

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


control of these emissions. Until specific rules are issued that affect Northern Indiana's facilities, what these requirements will be or the costs of complying with these requirements cannot be predicted.

During 1998, the EPA issued a final rule, the NOx State Implementation Plan
(SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including utilities. In a March 3, 2000 decision, the United States Court of Appeals for the D.C. Circuit ruled largely in favor of the EPA's regional NOx plan and on June 22, 2000, the court extended the deadline for the state plan submittals implementing the EPA NOx SIP call to October 30, 2000. A petition for a hearing before the United States Supreme Court was denied on March 5, 2001. In anticipation of this outcome the State of Indiana superseded its February 2000, proposed NOx control plan designed to address Indiana's ozone nonattainment areas and regional ozone transport, by initiating rulemaking on a more stringent rule compliant with the EPA's NOx SIP call rule. That rulemaking is expected to be finalized by mid-summer 2001. Northern Indiana is actively involved in the review of and comment on the proposed Indiana rules.

In spite of the state's efforts, on December 18, 2000, the EPA sent Indiana and 10 other NOx SIP call states and the District of Columbia deficiency notices for their failure to submit final rules by the October 30, 2000 deadline. Because Indiana has been working with the EPA and is expected to finalize its rule by mid-summer 2001, no additional adverse requirements are expected. Any NOx emission limitations resulting from the Indiana rules are expected to be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. NiSource is evaluating any potential requirements that could result from the rules as implemented by the State of Indiana. NiSource believes that the costs relating to compliance with any new standards may be substantial, but such costs are dependent upon the ultimate control program agreed to by the targeted states and the EPA and are not currently reasonably estimable. NiSource is continuing its programs to reduce NOx emissions at Northern Indiana' electric facilities and will continue to closely monitor developments in this area.

In a matter related to the NOx SIP call, several northeastern states have filed petitions with the EPA under Section 126 of the Clean Air Act. The petitions allege harm and request relief from sources of emissions in the Midwest that allegedly cause or contribute to ozone nonattainment in their states. NiSource is monitoring the EPA's decisions on these petitions and existing litigation to determine the impact of these developments on programs to reduce NOx emissions at Northern Indiana's electric facilities.

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matters to the EPA. The Court of Appeals decision was appealed to the Supreme Court, which heard oral arguments on November 7, 2000. The Supreme Court rendered a complex ruling on February 27, 2001 that will require some issues to be resolved by the D.C. Circuit Court and EPA before final rulemaking occurs. Consequently, final rules specifying a compliance level, deadline, and controls necessary for compliance are not expected in the near future. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA and are currently not reasonably estimable. NiSource will continue to closely monitor developments in this area, however, the exact nature of the impact of the new standards on its operations will not be known for some time.

In a letter dated September 15, 1999, the Attorney General of the State of New York alleged that Northern Indiana violated the Clean Air Act by constructing a major modification of one of its electric generating stations without obtaining pre-construction permits required by the Prevention of Significant Deterioration
(PSD) program. The major modification allegedly took place at the R. M. Schahfer Station when, "in approximately 1995-1997,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Northern Indiana upgraded the coal handling system at Unit 14 at the plant." While Northern Indiana is investigating these allegations, it does not believe that the alleged modifications required pre-construction review under the PSD program and believes that all appropriate permits were acquired.

Initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, a by-product of burning fossil fuels. Reduction of such emissions could result in significant capital outlays or operating expenses for Northern Indiana.

On December 20, 2000, by notice in the Federal Register, the EPA issued a finding that the regulation of emissions of mercury and other air toxics from coal and oil-fired electric steam generating units is necessary and appropriate. The EPA expects to issue proposed regulations by December 15, 2003, and finalized regulations by December 15, 2004. The potential impact, if any, to NiSource's financial results that may occur because of any potential new regulations concerning emissions of mercury and other air toxics is unknown at this time.

REMEDIATION. Northern Indiana is a PRP at four waste disposal sites under CERCLA and similar state laws, and may be required to share in the cost of clean-up of such sites. In addition, Northern Indiana has corrective action liability under RCRA for closure and clean-up costs associated with treatment, storage, and disposal units. As of December 31, 2000, a reserve of approximately $2 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other PRPs and their financial viability and the extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response required will not have a material effect on its financial position or results of operations.

Sales
Electric sales for 2000 of 17.5 billion kilowatt-hours (kwh) decreased 899.5 million kwh, or 5% as compared to 1999 due primarily to reduced residential sales reflecting cooler weather and reduced wholesale sales. The basic steel industry accounted for approximately 32% of electric sales in 2000.

In 1999, electric sales of 18.4 billion kwh decreased 11.1 billion kwh, or 38% from 1998 due primarily to lower wholesale and power trading.

Net Revenues
In 2000, electric net revenues of $812.4 million increased by $10 million over 1999 due largely to higher sales rates in effect. The average revenue per kwh sold increased 2% over 1999 to 6.08 cents per kwh for 2000, while the cost of fuel for electric generation in 2000 decreased $7 million compared to 1999 reflecting decreased fuel costs. The average cost per kwh generated decreased 4% from 1999 to 1.41 cents per kwh in 2000.

Electric net revenues for 1999 of $802.4 million, increased by $35.3 million over 1998 primarily as a result of a decrease in the cost of sales. The average revenue per kwh sold increased 26% from 1998 to 5.97 cents per kwh in 1999. The cost of fuel for electric generation in 1999 decreased $1.5 million compared to 1998 primarily reflecting an average cost of 1.47 cents per kwh in 1999, a decrease of 3% from 1998.

Operating Income
Operating income for 2000 of $364 million was relatively unchanged from 1999, as higher net revenues, as discussed above, were offset by higher operating expenses attributable to generally increased operating costs and higher depreciation expense as a result of additional plant in service. These higher expenses were partially offset by lower other taxes.

For 1999, operating income of $363.4 million, increased by $14.8 million from 1998, reflecting higher net revenues, as discussed above, tempered by higher operating expenses due in large part to increased employee related costs and higher gross receipts and property taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



                    ELECTRIC OPERATIONS RESULTS (UNAUDITED)



Year Ended December 31, (in millions)                                    2000          1999           1998
-----------------------------------------------------------------------------------------------------------
NET REVENUES
   Sales revenues                                                    $1,559.9      $1,348.9       $1,430.0
   Less: Cost of sales                                                  747.5         546.5          662.9
-----------------------------------------------------------------------------------------------------------
Net Revenues                                                            812.4         802.4          767.1
-----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                            237.7         227.4          210.1
   Depreciation                                                         162.7         158.5          156.8
   Other taxes                                                           48.0          53.1           51.6
-----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                448.4         439.0          418.5
-----------------------------------------------------------------------------------------------------------
Operating Income                                                      $ 364.0       $ 363.4        $ 348.6
-----------------------------------------------------------------------------------------------------------




                          ELECTRIC OPERATING HIGHLIGHTS


                                                                        2000           1999           1998
--------------------------------------------------------------------------------------------------------------
SALES (000 Megawatt-hours)
      Residential                                                    2,953.3        2,996.7        2,936.8
      Commercial                                                     3,373.4        3,292.1        3,159.1
      Industrial                                                     9,484.1        9,186.1        8,782.4
      Wholesale and power trading                                    1,546.9        2,765.4       14,480.6
      Other                                                            121.8          138.7          121.6
--------------------------------------------------------------------------------------------------------------
Total Sales                                                         17,479.5       18,379.0       29,480.5
--------------------------------------------------------------------------------------------------------------
CUSTOMERS (Served at year end)
      Residential                                                    379,908        376,483        372,383
      Commercial                                                      46,637         45,821         44,960
      Industrial                                                       2,662          2,677          2,736
      Wholesale and power trading                                         44             44             46
      Other                                                              806            815            822
--------------------------------------------------------------------------------------------------------------
Total Customers                                                      430,057        425,840        420,947
--------------------------------------------------------------------------------------------------------------


                     GAS TRANSMISSION AND STORAGE OPERATIONS

NiSource's gas transmission and storage segment primarily consists of the operations of Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf) and Columbia Pipeline Corporation. In total NiSource owns a pipeline network of approximately 15,880 miles extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together they serve customers in fifteen northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Columbia Transmission operates one of the nation's largest underground natural gas storage systems. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to Leach, Kentucky and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana.

Proposed Millennium Pipeline Project
The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport approximately 700,000 Dth per day to eastern markets. There are currently eight shippers who have signed agreements for a significant portion, in aggregate, of the available capacity. Based on delays attributed to the regulatory approval process at the FERC, the Millennium Project sponsors have advised the FERC of a revised in-service date of November 1, 2002.

The sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines, Ltd. and MCN Energy Group, Inc.

Volunteer Pipeline
On April 14, 1999, Columbia Gulf, MCN Energy Group, Inc. and AGL Resources, Inc. announced the start of an open season on the proposed Volunteer Pipeline (Volunteer). They were offering approximately 250,000 Dth per day of capacity in a natural gas pipeline extending approximately 160 miles from an interconnection near Portland, Tennessee to an interconnection near Chattanooga, Tennessee. Volunteer anticipates additional interconnections with several pipeline companies including Columbia Gulf who will also serve as operator of the new pipeline facilities.

At the end of the open season in May 1999, nearly a dozen companies requested more than 440,000 dth per day of capacity on Volunteer. Following the conclusion of the open season, several power developers in Georgia also expressed interest in obtaining capacity in the Volunteer pipeline. Volunteer expects to provide firm natural gas transportation from the mid-continent into the Atlanta, Georgia market, and other southeastern markets. Volunteer is currently in the process of negotiating with potential shippers, and the timing of a FERC construction application is contingent upon a final determination of market demand based upon these negotiations. Volunteer is exploring several construction options and timelines that would have the pipeline in place to meet market demand as it evolves. Subsequent to the open session, AGL Resources, Inc. withdrew its participation in the project.

Mainline '99
Columbia Gulf filed an application with the FERC in June 1998, for authority to increase the maximum certificated capacity of its mainline facilities. Columbia Gulf's largest expansion of its mainline facilities, referred to as Mainline '99, was authorized by the FERC in February 1999. The Mainline '99 project has increased Columbia Gulf's certificated capacity to nearly 2.2 billion cubic feet per day (Bcf/day) by replacing certain compressor units and increasing the horsepower capacity of other compressor stations. Appeals challenging the FERC's authorization of the Mainline '99 facilities have been filed and are currently pending before the United States Court of Appeals for the District of Columbia.

Effect of LDC Unbundling Services
NiSource's gas transmission and storage subsidiaries compete with other interstate pipelines for the transportation and storage of natural gas. Since the issuance of FERC Order No. 636, various states throughout Columbia Transmission's service area have initiated proceedings dealing with open access and unbundling of LDC services. Among other things, unbundling involves providing all LDCs with the choice of what entity will serve as transporter as well as merchant supplier. While the scope and timing of these various unbundling initiatives varies from state to state, retail choice programs are being extended to increasing numbers of LDC customers throughout Columbia Transmission's market area.

Among the issues being addressed in the state unbundling proceedings is the treatment of the pipeline transmission and storage agreements that have underpinned the traditional LDC merchant function. In the case of Columbia Transmission and Columbia Gulf, contracts covering the majority of their firm transportation and storage quantities

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


with LDCs have primary terms that extend to October 31, 2004. Management fully expects that the LDCs, or those entities to which pipeline capacity may be assigned as a result of the LDC unbundling process, will continue to fulfill their obligations under these contracts. However, in view of the changing market and regulatory environment, NiSource's transmission companies have commenced the process of discussing long-term transportation and storage service needs with their firm customers. Those discussions could result in the restructuring of some of these contracts on mutually agreeable terms prior to 2004.

Columbia Gulf Voluntary Severance Plan
Columbia Gulf announced a voluntary severance plan (VSP) on September 19, 2000, for its workforce to assist in the elimination of approximately 70 positions. The positions were eliminated by December 31, 2000. The cost of the VSP was approximately $6.6 million and was recognized in the fourth quarter of 2000.

Environmental Matters
REMEDIATION. Columbia Transmission continues to conduct assessment, characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As of December 31, 2000, field characterization has been performed at almost all of these sites, with the exception of the storage well locations. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Characterization of the storage well locations were initiated in the fall of 2000 and are yet to be completed. Significant remediation has taken place at mercury measurement stations, liquid removal point sites, and at a limited number of the 240 facilities.

Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5). As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Columbia Transmission is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as characterization is completed and approved by the EPA, additional remediation work is performed and more facts become available, Columbia Transmission will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof, consistent with Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1.

At the end of 2000, the remaining environmental liability recorded on the balance sheet for the gas transmission and storage operations was $104.5 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $16 million in 2001 and to remain at this level in the foreseeable future. These expenditures will be charged against the previously recorded liability. A regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on NiSource's operations, liquidity or financial position, based on known facts, existing laws, regulations, Columbia Transmission's cost recovery settlement with customers and the long time period over which expenditures will be made.

In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. Columbia Transmission is as yet unable to determine if it will become liable for any characterization or remediation costs at such sites.

Results of Operations
As part of the acquisition of Columbia that was completed on November 1, 2000, Columbia Transmission and Columbia Gulf became wholly owned subsidiaries of NiSource.

Throughput for the last two months of 2000 was 304.4 Bcf. For November and December 2000, operating revenues, which are primarily derived from transportation and storage services, were $161.7 million and operating income was

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


$61.5 million. Included in operating expense was approximately $8.1 million of goodwill amortization associated with the acquisition of Columbia.



    GAS TRANSMISSION AND STORAGE OPERATIONS RESULTS (UNAUDITED)



Two Months Ended December 31, (in millions)                                                      2000
---------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Transportation revenues                                                                    $ 128.1
   Storage revenues                                                                              29.9
   Other revenues                                                                                 3.7
---------------------------------------------------------------------------------------------------------
Total Operating Revenues                                                                        161.7
---------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                                                     65.1
   Depreciation and amortization                                                                 26.1
   Other taxes                                                                                    9.0
---------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                        100.2
---------------------------------------------------------------------------------------------------------
Operating Income                                                                               $ 61.5
---------------------------------------------------------------------------------------------------------




                GAS TRANSMISSION AND STORAGE OPERATING HIGHLIGHTS


                                                                                                        2000
-------------------------------------------------------------------------------------------------------------
THROUGHPUT (Mdth)
Transportation
   Columbia Transmission
      Market area                                                                                      269.8
   Columbia Gulf
      Mainline                                                                                         111.0
      Short-haul                                                                                        27.5
      Intrasegment eliminations                                                                       (103.9)
-------------------------------------------------------------------------------------------------------------
Total Throughput                                                                                       304.4
-------------------------------------------------------------------------------------------------------------



                      EXPLORATION AND PRODUCTION OPERATIONS

NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. Columbia Resources was acquired as part of the Columbia acquisition on November 1, 2000. Columbia Resources produced nearly 10 Bcf equivalents (Bcfe) of natural gas and oil in the last two months of 2000, has financial interests in 8,000 wells, and has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


at December 31, 2000. Columbia Resources also owns and operates approximately 6,200 miles of gathering pipelines.

Columbia Resources seeks to achieve asset and profit growth primarily through expanded drilling activities. Though only owned by NiSource for the last two months of 2000, for purposes of presenting a meaningful description of its operations, the drilling activity is discussed on an annual 2000 basis. For 2000, Columbia Resource's drilling activity resulted in the discovery of 78.6 net Bcfe of gas and oil reserves. For 1999, reserves of 69.5 Bcfe were developed. Through December 2000, Columbia Resources has participated in 259 gross (239 net) wells with a success rate of 85 percent compared to 263 gross
(240) net wells with a success rate of 82 percent in 1999.

Forward Sale of Natural Gas
On August 24, 2000, Columbia Resources entered into an agreement with Mahonia II Limited (Mahonia), whereby Columbia Resources agreed to sell 111.7 Bcf of natural gas to Mahonia for the period August 2000 through July 2005.

Voluntary Early Retirement Program
In September 2000, Columbia Resources announced the introduction of a VERP. Approximately 100 employees of Columbia Resources were eligible for the program, which provided a retirement incentive for active employees who were age fifty and above with at least five years of service as of January 1, 2001. The acceptance period ended on December 22, 2000, with approximately 81 employees electing to participate at a cost of $5.3 million.

Results of Operations
Gas production was 9.5 Bcf for the last two months of 2000, while oil and liquids production was 26,500 barrels. During this period, approximately 90% of Columbia Resources' natural gas production was hedged or committed through fixed price contracts at an average price of $3.78 per Mcf. Operating revenues totaled $41.1 million and operating income was $15.6 million for this two month period.



       EXPLORATION AND PRODUCTION OPERATIONS RESULTS (UNAUDITED)



 Two Months Ended December 31, (in millions)                                     2000
 ------------------------------------------------------------------------------------------------
 OPERATING REVENUES
    Gas revenues                                                               $ 37.9
    Other revenues                                                                3.2
 ------------------------------------------------------------------------------------------------
 Total Operating Revenues                                                        41.1
 ------------------------------------------------------------------------------------------------
 OPERATING EXPENSES
    Operation and maintenance                                                    13.4
    Depreciation, amortization and depletion                                      9.1
    Other taxes                                                                   3.0
 ------------------------------------------------------------------------------------------------
 Total Operating Expenses                                                        25.5
 ------------------------------------------------------------------------------------------------
 Operating Income                                                              $ 15.6
 ------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)






                 EXPLORATION AND PRODUCTION OPERATING HIGHLIGHTS


                                                                                            2000
----------------------------------------------------------------------------------------------------
PROVED RESERVES
Gas (Bcf)                                                                                1,087.9
Oil and Liquids (000 barrels)                                                              389.0
----------------------------------------------------------------------------------------------------
PRODUCTION
Gas (Bcf)                                                                                    9.5
Oil and Liquids (000 barrels)                                                               26.5
----------------------------------------------------------------------------------------------------
AVERAGE PRICES
Gas (per Mcf)*                                                                           $  3.98
Oil and Liquids (per barrel)                                                             $ 29.59
----------------------------------------------------------------------------------------------------


* Includes the effect of hedging activities as discussed in Note 8 of Notes to Consolidated Financial Statements.




                           ENERGY MARKETING OPERATIONS

NiSource provides non-regulated energy marketing and services through its wholly owned subsidiaries EnergyUSA, Inc. and its subsidiary TPC and NESI Energy Marketing LLC (NEM). These operations consist of a variety of energy-related services, including gas and power marketing and asset management services to LDCs, wholesale, commercial and industrial customers. In April 1999, NiSource acquired TPC Corporation and renamed it EnergyUSA-TPC Corporation. TPC primarily provides energy related asset management and asset portfolio replacement opportunities for LDCs and fuel requirement services for electric utilities, independent power producers and cogeneration facilities. In 1999, TPC assumed the operations of NEM, which provides natural gas sales and management services to industrial and commercial customers, engaged in natural gas marketing activities and provides gas supply to Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light under spot and /or term contracts.

Net Revenues
Net revenues for 2000 of $70.4 million increased $50.5 million over 1999 primarily due to the addition of significant asset management contracts in the TPC portfolio and the full year effect in 2000 of TPC operations.

Net revenues for 1999 of $19.9 million increased $10.8 million over 1998 primarily due to the addition of TPC operations.

Operating Loss
Energy marketing had an operating loss for 2000 of $2 million compared to an operating loss of $15.5 million for 1999. The improvement was due primarily to higher revenues as discussed above. This improvement was partially offset by $14.4 million of expense recorded for the loss on certain assets in preparation for sale and increased operating expenses attributable to the full year effect of TPC's operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


An operating loss of $15.5 million for 1999 increased $13.4 million over 1998 due largely to higher operating expense attributable to increased staffing levels that resulted from the significant growth of the marketing operations in 2000. The impact of these higher costs was tempered by improved net revenues, as discussed above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)




                ENERGY MARKETING OPERATIONS RESULTS (UNAUDITED)



Year Ended December 31, (in millions)                            2000        1999        1998
----------------------------------------------------------------------------------------------
NET REVENUES
   Sales revenues                                           $ 2,103.3     $ 774.7     $ 644.3
   Less: Cost of products purchased                           2,032.9       754.8       635.2
----------------------------------------------------------------------------------------------
Net Revenues                                                     70.4        19.9         9.1
----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                     44.4        29.5        10.3
   Depreciation                                                  11.8         5.0         0.6
   Loss on asset impairments                                     14.4           -           -
   Other taxes                                                    1.8         0.9         0.3
----------------------------------------------------------------------------------------------
Total Operating Expenses                                         72.4        35.4        11.2
----------------------------------------------------------------------------------------------
Operating Loss                                              $    (2.0)    $ (15.5)     $ (2.1)
----------------------------------------------------------------------------------------------


                           OTHER PRODUCTS AND SERVICES

NiSource develops power projects through its subsidiary, Primary Energy, Inc. (Primary Energy) which works with industrial customers in managing the engineering, construction, operation and maintenance of "inside the fence" cogeneration plants that provide cost-effective, long-term sources of energy for energy-intensive facilities. NiSource has also invested in a number of distributed generation technologies including fuel cells and microturbine ventures. NiSource is also building a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. NiSource is pursuing strategic alternatives for its telecommunications network and has recently exited the pipeline construction business and is in the process of selling the line locating and marking business.

Primary Energy
Primary Energy develops, builds, owns, operates and manages industrial based energy projects. The focus of the company is to develop on-site, industrial-based energy solutions for large complexes having multiple energy flows, such as, electricity, steam, by-product fuels or heated water. Through its subsidiaries, Primary Energy has entered into agreements with several of NiSource's largest industrial customers, principally steel mills and a refinery, to service a portion of their energy needs. In order to serve its customers under the agreements, and to have electricity available for the wholesale market, Primary Energy, through its subsidiaries, has entered into certain operating lease commitments to lease these energy-related projects, which have a combined capacity of 393 mw in operation and 575 mw under construction. NiSource, through subsidiaries, guarantees certain of Primary Energy's obligations under each lease, which are included in the amount disclosed in the Operating Leases in Note 18(G) of Notes to Consolidated Financial Statements.

Telecommunications Network Environmental Matters
In spring 2000, Columbia Transmission Communication Corporation (Transcom) received directives from Philadelphia District of the U.S. Army Corps of Engineers (Philadelphia District) and an administrative order from Pennsylvania Department of Environmental Protection (PA DEP) addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along portions of a route between Washington, D.C. and New York City. The order and directives required Transcom to largely cease construction activities. On September 18, 2000, Transcom entered into a voluntary settlement agreement with the Philadelphia District under which Transcom contributed $1.2 million to the Pennsylvania chapter of the Nature Conservancy and the Philadelphia District lifted its directives. As a result of the voluntary agreement with the Philadelphia District and communications with the PA DEP, the Maryland Department of the Environment and the Baltimore District of the US Army Corps of Engineers, work in Pennsylvania and Maryland is now ongoing. Transcom cannot predict the effect of the ongoing discussions on the completion schedule for the project, nor the nature or amount of total remedies that may be sought in connection with the foregoing construction activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Net Revenues
Net revenues for year 2000 for other products and services of $114.7 million decreased $7.3 million from 1999, due largely to lower margins from line locating and marking activity partially offset by increased margins from cogeneration activities.

Net revenues of $122 million for 1999 increased $9.6 million over 1998 reflecting a new energy-related project that began commercial operations in August 1998 and increased pipeline construction activity.

Operating Income
Operating income for 2000 of $6.6 million, decreased $12.5 million reflecting lower net revenues, as discussed above, together with higher operating expense as a result of increased costs for line locating and marking activities and pipeline construction operations. In addition, the last two months of 2000 include start-up costs related to Transcom's construction of its telecommunications network.

Operating income of $19.1 million for 1999 increased $15 million over 1998 due to improved net revenues and reduced operation and maintenance costs.



                OTHER PRODUCTS AND SERVICES RESULTS (UNAUDITED)




Year Ended December 31, (in millions)                                 2000         1999         1998
-----------------------------------------------------------------------------------------------------
NET REVENUES
Products and services revenue                                       $259.3      $ 242.9      $ 211.0
   Less: Cost of products purchased                                  144.6        120.9         98.6
-----------------------------------------------------------------------------------------------------
Net Revenues                                                         114.7        122.0        112.4
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                          88.8         85.2         93.4
   Depreciation and amortization                                      12.6         11.5          8.7
   Other taxes                                                         6.7          6.2          6.2
-----------------------------------------------------------------------------------------------------
Total Operating Expenses                                             108.1        102.9        108.3
-----------------------------------------------------------------------------------------------------
Operating Income (Loss)                                             $  6.6      $  19.1      $   4.1
-----------------------------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                         PAGE
-------------------------------------------------------------------------------
Report of Independent Public Accountants................................   40
Statements of Consolidated Income.......................................   41
Statements of Consolidated Cash Flows...................................   42
Consolidated Balance Sheets.............................................   43
Statements of Consolidated Capitalization...............................   45
Statements of Consolidated Long-Term Debt...............................   46
Statements of Consolidated Common Shareholders' Equity..................   47
Notes to Consolidated Financial Statements..............................   49
Schedule I .............................................................   81
Schedule II.............................................................   85
-------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF NISOURCE INC.:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization and long-term debt of NiSource Inc. and subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedules referred to below are the responsibility of NiSource's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NiSource Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.
    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the Index to Item 8, Financial Statements and Supplementary Data, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Chicago, Illinois                                          Arthur Andersen LLP
January 30, 2001

STATEMENTS OF CONSOLIDATED INCOME
Year Ended December 31, (in millions, except per share
amounts)
                                                                2000          1999         1998
-------------------------------------------------------------------------------------------------
NET REVENUES
    Gas distribution                                          $  1,806.8      $   831.6  $  609.6
    Electric                                                     1,557.4        1,346.3   1,426.6
    Gas transmission and storage                                   363.7          120.0         -
    Energy marketing                                             1,942.8          697.1     594.9
    Other products and services                                    360.0          278.5     212.8
-------------------------------------------------------------------------------------------------
    Gross Revenues                                               6,030.7        3,273.5   2,843.9
    Cost of Sales                                                4,082.7        1,880.8     1,691
-------------------------------------------------------------------------------------------------
Total Net Revenues                                               1,948.0        1,392.7   1,152.6
-------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                                      801.7          564.3     427.4
    Depreciation, amortization and depletion                       374.1          295.0     241.8
    Loss on asset impairment                                        65.8            -          -
    Other taxes                                                    138.6           95.5      80.7
-------------------------------------------------------------------------------------------------
Total Operating Expenses                                         1,380.2          954.8     749.9
-------------------------------------------------------------------------------------------------
OPERATING INCOME                                                   567.8          437.9     402.7
-------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
    Interest expense, net                                         (304.5)        (155.4)   (120.2)
    Minority interests                                             (20.4)         (17.7)     (0.7)
    Preferred stock dividends of subsidiaries                       (7.8)          (8.1)     (8.3)
    Other, net                                                      42.1          (20.6)      9.5
--------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                   (290.6)        (201.8)   (119.7)
--------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              277.2          236.1     283.0
INCOME TAXES                                                       130.1           82.2      94.4
-------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                  147.1          153.9     188.6
-------------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS - NET OF TAX                     9.8            6.5       5.3
-------------------------------------------------------------------------------------------------
NET INCOME                                                      $  156.9      $   160.4  $  193.9
-------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
    Continuing operations                                       $   1.09      $   1.24   $   1.56
    Income from discontinued operations                             0.07          0.05       0.04
-------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                        $   1.16      $   1.29   $   1.60
-------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
    Continuing operations                                       $   1.08      $   1.22   $   1.55
    Income from discontinued operations                             0.07          0.05       0.04
-------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                      $   1.15      $   1.27   $   1.59
-------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                             $  1.080      $   1.035  $  0.975
-------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)                    134,470        124,343   120,778
DILUTED AVERAGE COMMON SHARES (THOUSANDS)                        135,811        125,339   121,335
-------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




STATEMENTS OF CONSOLIDATED CASH FLOWS
Year Ended December 31,  (in millions)                      2000         1999             1998
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Income                                          $    156.9     $   160.4        $  193.9
    Adjustments to reconcile net
       income to net cash from
       continuing operations
       Depreciation, depletion, and amortization             374.2         293.0           241.1
       Net changes in price risk management
       activities                                            (89.8)         10.4              -
       Deferred income taxes                                  34.7         (17.3)          (31.2)
       Gain on asset disposition                             (55.4)         (7.5)           (4.6)
       Income from discontinued operations                    (9.8)         (6.6)           (5.3)
       Asset impairment                                       65.8          28.3              -
       Deferred revenue                                       (8.0)           -               -
       Other, net                                             33.8          (6.0)           (0.2)
-------------------------------------------------------------------------------------------------
                                                             502.4         454.7           393.7

    Changes in components of working capital, net of effect from acquisitions of businesses:
       Accounts receivable, net                             (753.0)         52.7           (31.3)
       Inventories                                            13.0          46.4           (20.2)
       Accounts payable                                      629.4        (128.6)           13.3
       Accrued taxes                                         (46.9)         (6.4)          (10.7)
       (Under) Overrecovered gas and fuel costs             (198.5)        (12.8)           53.2
       Exchange gas receivable/payable                        58.6            -               -
       Deferred revenue                                       14.2            -               -
       Other accruals                                       (131.5)          3.8           (14.6)
       Other working capital                                 (65.9)          8.3            64.6
-------------------------------------------------------------------------------------------------
Net Cash from Continuing Operations                          21.8          418.1           448.0
Net Cash from Discontinued Operations                       (28.7)          -               -
-------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                           (6.9)         418.1           448.0
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
       Capital expenditures                                (365.6)        (313.0)         (219.1)
       Acquisition of businesses                         (5,654.5)        (725.8)            -
       Proceeds from disposition of assets                  535.2           29.8            10.4
       Other investing activities, net                        9.2          (49.1)          (16.2)
-------------------------------------------------------------------------------------------------
Net Investing Activities                                 (5,475.7)      (1,058.1)         (224.9)
-------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
       Issuance of long-term debt                         2,629.3          189.2            47.4
       Retirement of long-term debt                        (488.1)        (201.0)          (94.6)
       Change in short-term debt                          1,655.4          229.1           166.1
       Retirement of preferred shares                        (6.9)          (2.4)           (2.4)
       Proceeds from Corporate Premium Income
           Equity Securities, net                              -           334.7              -
       Issuance of common stock                           2,042.1          324.9            10.4
       Acquisition of treasury stock                        (65.9)        (126.5)         (204.0)
       Dividends paid - common shares                      (131.8)        (125.7)         (116.4)
       Other financing activities, net                       -               0.5             0.5
-------------------------------------------------------------------------------------------------
Net Financing Activities                                  5,634.1          622.8          (194.0)
-------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            151.5          (17.2)           29.1
Cash and cash equivalents at beginning of year               41.5           58.7            29.6
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $    193.0      $    41.5       $    58.7
-------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid for interest, net of amounts capitalized   244.5          152.7           112.5
       Cash paid for income taxes                           227.0          115.8           115.1
-------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




CONSOLIDATED BALANCE SHEETS
ASSETS  as of December 31,  (in millions)                                          2000          1999
------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
    Utility Plant                                                            $  15,825.3    $ 7,490.7
    Accumulated depreciation and amortization                                   (7,299.4)    (3,318.5)
------------------------------------------------------------------------------------------------------
    Net utility plant                                                            8,525.9      4,172.2
------------------------------------------------------------------------------------------------------
    Gas and oil producing properties, full cost method
          United States cost center                                                923.6           -
          Canadian cost center                                                      19.7           -
    Accumulated depletion                                                           (9.1)          -
------------------------------------------------------------------------------------------------------
    Net gas and oil producing properties                                           934.2           -
------------------------------------------------------------------------------------------------------
    Other property, at cost, less accumulated depreciation                          86.6        424.3
------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                9,546.7      4,596.5
------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Net assets of discontinued operations                                          560.4        245.4
    Unconsolidated affiliates                                                       96.1        151.7
    Assets held for sale                                                            33.5           -
    Other investments                                                               54.1         32.7
------------------------------------------------------------------------------------------------------
Total Investments                                                                  744.1        429.8
------------------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                                      193.0         41.5
    Accounts receivable (less reserve of $43.3 and $30.4, respectively)          1,490.2        368.1
    Other receivables                                                               23.5         15.7
    Gas inventory                                                                  322.5         63.7
    Underrecovered gas and fuel costs                                              396.1         90.9
    Materials and supplies, at average cost                                         68.7         62.0
    Electric production fuel, at average cost                                       15.6         32.0
    Price risk management assets                                                 1,568.5         90.7
    Exchange gas receivable                                                        615.9           -
    Prepayments and other                                                          223.6         41.4
------------------------------------------------------------------------------------------------------
Total Current Assets                                                             4,917.6        806.0
------------------------------------------------------------------------------------------------------

OTHER ASSETS
    Regulatory assets                                                              517.1        206.4
    Intangible assets, less accumulated amortization                             3,603.6        125.8
    Deferred charges and other                                                     367.7        264.1
------------------------------------------------------------------------------------------------------
Total Other Assets                                                               4,488.4        596.3
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $  19,696.8    $ 6,428.6
------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED BALANCE SHEETS
Capitalization and Liabilities as of December 31,  (in millions)             2000             1999
---------------------------------------------------------------------------------------------------
CAPITALIZATION
     Common Stock Equity                                                $  3,415.2      $   1,353.5
     Preferred Stocks--
        Subsidiary Companies
          Series without mandatory redemption provisions                     83.6              85.6
          Series with mandatory redemption provisions                        49.1              54.0
     Company-obligated mandatorily redeemable preferred
     securities of subsidiary trust holding solely Company debentures       345.0             345.0
    Long-term debt, excluding amounts due within one year                 5,802.7           1,775.8
---------------------------------------------------------------------------------------------------
Total Capitalization                                                      9,695.6           3,613.9
---------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt                                       64.8             173.5
     Short term borrowings                                                2,496.7             651.3
     Accounts payable                                                     1,117.1             255.8
     Dividends declared on common and preferred stocks                        1.0              34.5
     Customer deposits                                                       32.1              27.1
     Taxes accrued                                                          189.3              33.6
     Interest accrued                                                        78.0              29.9
     Price risk management liabilities                                    1,529.2             113.0
     Refunds due customers within one year                                   13.5               7.5
     Other regulatory liabilities - current                                   8.6                -
     Exchange gas payable                                                   360.5                -
     Current deferred revenue                                               451.5                -
     Other accruals                                                         551.1             142.6
---------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 6,893.4           1,468.8
---------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
     Deferred income taxes                                                1,806.2             962.3
     Deferred investment tax credits                                        114.3              90.6
     Customer advances                                                       21.1              19.1
     Deferred credits                                                       337.3              92.0
     Noncurrent deferred revenue                                            498.0                -
     Accrued liability for postretirement benefits                          272.5             143.5
     Other noncurrent liabilities                                            58.4              38.4
---------------------------------------------------------------------------------------------------
Total Other                                                               3,107.8           1,345.9
---------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (see notes)                                      -               -
---------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                 $   19,696.8        $  6,428.6
---------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



STATEMENTS OF CONSOLIDATED CAPITALIZATION
As of December 31, (in millions)                                            2000           1999
---------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                             $  3,415.2      $1,353.5
---------------------------------------------------------------------------------------------------------------
Preferred Stocks, which are redeemable solely at option of issuer:
      Subsidiary companies--
         Cumulative preferred stock--$100 par value--
           4-1/4% series--209,035 and 209,051 shares
              outstanding, respectively                                      20.9          20.9
           4-1/2% series--79,996 shares outstanding                           8.0           8.0
           4.22% series--106,198 shares outstanding                          10.6          10.6
           4.88% series--100,000 shares outstanding                          10.0          10.0
           7.44% series--41,890 shares outstanding                            4.2           4.2
           7.50% series--34,842 shares outstanding                            3.5           3.5
           Premium and other                                                  2.8           4.8
         Cumulative preferred stock--no par value--
           Adjustable Rate Series A (stated value--
              $50 per share), 473,285 shares outstanding                     23.6          23.6
---------------------------------------------------------------------------------------------------------------
Series without mandatory redemption provisions                               83.6          85.6
---------------------------------------------------------------------------------------------------------------

Redeemable Preferred Stocks, subject to mandatory
   redemption requirements or whose redemption is
   outside the control of issuer:
      Subsidiary companies--
         Cumulative preferred stock--$100 par value--
           8.85% series--0 and 37,500 shares
              outstanding, respectively                                        -            3.7
           7-3/4% series--22,244 and 27,798 shares
              outstanding, respectively                                       2.2           2.8
           8.35% series--39,000 and 45,000 shares
              outstanding, respectively                                       3.9           4.5
         Cumulative preferred stock--no par value--
           6.50% series--430,000 shares outstanding                          43.0          43.0
---------------------------------------------------------------------------------------------------------------
Series with mandatory redemption provisions                                  49.1          54.0
---------------------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely Company debentures                                        345.0         345.0
---------------------------------------------------------------------------------------------------------------
Long-term debt                                                            5,802.7       1,775.8
---------------------------------------------------------------------------------------------------------------

Total Capitalization                                                   $  9,695.6      $3,613.9
---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



STATEMENTS OF CONSOLIDATED LONG-TERM DEBT
As of December 31,  (in millions)                                                      2000        1999
-------------------------------------------------------------------------------------------------------------
NiSource Inc.:
   Debentures due November 1, 2006, with interest imputed at 7.78%                 $  108.5      $   -
-------------------------------------------------------------------------------------------------------------
Bay State Gas Company:
   Medium Term Notes--
      Interest rates between 6.00% and 9.20% with a weighted
         average interest rate of 6.96% and maturities between
         June 28, 2002 and February 15, 2028                                          168.5        183.5
   Northern Utilities:
      Revolving Credit Agreement--due March 17, 2001                                    -           25.0
         Medium Term Notes--Interest rates of 6.93% and 9.70%
           with a weighted average interest rate of 8.69% and
           maturities of September 1, 2010 and September 1, 2031                       20.5         21.3
-------------------------------------------------------------------------------------------------------------
         Total long-term debt of Bay State Gas Company                                189.0        229.8
-------------------------------------------------------------------------------------------------------------
Columbia Energy Group:
   Debentures -
      6.61% Series B - due November 28, 2002                                          281.5          -
      6.80% Series C - due November 28, 2005                                          281.5          -
      7.05% Series D - due November 28, 2007                                          281.5          -
      7.32% Series E - due November 28, 2010                                          281.5          -
      7.42% Series F - due November 28, 2015                                          281.5          -
      7.62% Series G - due November 28, 2025                                          229.2          -
-------------------------------------------------------------------------------------------------------------
              Total                                                                 1,636.7          -
   Unamortized discount on long-term debt                                            (130.5)         -
   Subsidiary debt--Capitalized lease obligations                                       2.4          -
-------------------------------------------------------------------------------------------------------------
         Total long-term debt of Columbia Energy Group                              1,508.6          -
-------------------------------------------------------------------------------------------------------------
EnergyUSA, Inc. and subsidiaries:
      Notes Payable--
      Interest rates between 6.12% and 12.00% with a weighted
         average interest rate of 8.71% and various maturities
         between September 6, 2003 and February 6, 2010                                 2.3        154.3
-------------------------------------------------------------------------------------------------------------
         Total long-term debt of EnergyUSA, Inc.                                        2.3        154.3
-------------------------------------------------------------------------------------------------------------
NiSource Capital Markets, Inc.:
   Subordinated Debentures--Series A, 7-3/4%, due March 31, 2026                       75.0         75.0
   Senior Notes Payable--6.78%, due December 1, 2027                                   75.0         75.0
   Medium-term notes--
      Issued at interest rates between 7.38% and 7.99%, with
         a weighted average interest rate of 7.66% and various
         maturities between April 1, 2004 and May 5, 2027                             300.0        300.0
-------------------------------------------------------------------------------------------------------------
         Total long-term debt of NiSource Capital Markets, Inc.                       450.0        450.0
-------------------------------------------------------------------------------------------------------------
NiSource Development Company, Inc.:
   NDC Douglas Properties, Inc.--Notes Payable--
      Interest rates between 6.72% and 8.38% with a weighted average
         interest rate of 7.90% and maturities through January 1, 2008                 16.9         21.3
-------------------------------------------------------------------------------------------------------------
         Total long-term debt of NiSource Development Company, Inc.                    16.9         21.3
-------------------------------------------------------------------------------------------------------------
NiSource Finance Corp.:
   Long -Term Notes -
      7 1/2% -- due November 15, 2003                                                 750.0          -
      7 5/8% -- due November 15, 2005                                                 900.0          -
      7 7/8% -- due November 15, 2010                                               1,000.0          -
   Unamortized discount on long-term debt                                             (24.4)         -
-------------------------------------------------------------------------------------------------------------
         Total long-term debt of NiSource Finance Corp.                             2,625.6          -
-------------------------------------------------------------------------------------------------------------
Northern Indiana Public Service Company:
   First mortgage bonds--
      Series T, 7-1/2%--due April 1, 2002                                              38.0         38.5
      Series NN, 7.10%--due July 1, 2017                                               55.0         55.0
   Pollution control notes and bonds--
      Issued at interest rates between 4.55% and 5.70%, with
         a weighted average interest rate of 4.78% and various
         maturities between October 1, 2003 and April 1, 2019                         233.5        237.0
   Medium-term notes--
      Issued at interest rates between 6.50% and 7.69%, with a
         weighted average interest rate of 7.06% and various
         maturities between June 3, 2002 and August 4, 2027                          578.0         593.0
   Unamortized premium and discount on long-term debt, net                            (2.7)         (3.1)
-------------------------------------------------------------------------------------------------------------
         Total long-term debt of Northern Indiana Public Service
          Company                                                                     901.8        920.4
-------------------------------------------------------------------------------------------------------------
   Total long-term debt, excluding amount due within one year                      $5,802.7     $1,775.8
-------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

STATEMENTS OF CONSOLIDATED COMMON SHAREHOLDERS' EQUITY


                                                                                                                    Additional
                                                                          Common               Treasury               Paid-In
 (in millions)                                                            Shares                Shares                Capital
------------------------------------------------------------------------------------------------------------------------------------
     Balance, January 1, 1998                                            $    870.9           $     (363.9)        $      89.8
Comprehensive Income:
     Net income
     Other comprehensive income, net of tax:
         Gain/loss on available for sale securities:
             Unrealized (net of income tax of $0.9)
             Realized (net of income tax of $1.3)
     Gain/loss on foreign currency translation:
             Unrealized
             Realized
------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income
Dividends:
     Common shares
Treasury shares acquired                                                                            (204.0)                -
Issued:
     Employee stock purchase plan                                                                      0.3                 0.9
     Long-term incentive plan                                                                          8.6                 0.6
     Amortization of unearned compensation
Other                                                                                                                      3.0
------------------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 1998                                          $    870.9           $     (559.0)        $      94.3
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net income
     Other comprehensive income, net of tax:
         Gain/loss on available for sale securities:
             Unrealized (net of income tax of $1.1
             Realized (net of income tax of $0.4)
         Gain/loss on foreign currency translation:
             Unrealized
             Realized
------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income
Dividends:
     Common shares
Treasury shares acquired                                                                            (126.5)
Issued:
     Employee stock purchase plan                                                                      0.5                 1.1
     Long-term incentive plan                                                                          3.9                 0.2
     Other acquisition                                                                                 2.7                 0.9
     Bay State acquisition                                                                           205.9               109.7
     Amortization of unearned compensation
Equity contracts                                                                                                         (34.0)
Other                                                                                                                      2.2
------------------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 1999                                          $    870.9           $     (472.5)        $     174.4
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive Income:
     Net income
     Other comprehensive income, net of tax:
         Gain/loss on available for sale securities:
             Unrealized (net of income tax of $2.4)
             Realized (net of income tax of $1.3)
         Gain/loss on foreign currency translation:
             Unrealized
             Realized
------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income
Dividends:
     Common shares
Treasury shares acquired                                                                             (65.9)
Issued:
     Columbia acquisition                                                       0.7                                    1,760.5
     Reduction of credit facility                                               0.1                                      280.8
     Long-term incentive plan                                                   -                     22.7                 2.2
     Long-term incentive plan                                                   -                     22.7                 2.2
     Formation of new NiSource                                               (869.7)                 515.1               354.6
Amortization of unearned compensation
Equity contracts                                                                                                           7.7
Other                                                                                                  0.6                 4.9
------------------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 2000                                          $      2.0           $       -            $   2,585.1
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                         Accumulated
                                                                                          Unearned          Other
                                                                         Retained         Employee      Comprehensive
 (in millions)                                                           Earnings       Compensation       Income
---------------------------------------------------------------------------------------------------------------------------
     Balance, January 1, 1998                                            $   667.8        $    (2.6)      $    2.8
Comprehensive Income:
     Net income                                                              193.9
     Other comprehensive income, net of tax:
         Gain/loss on available for sale securities:
             Unrealized (net of income tax of $0.9)                                                            1.4
             Realized (net of income tax of $1.3)                                                             (2.2)
     Gain/loss on foreign currency translation:
             Unrealized                                                                                       (1.2)
             Realized                                                                                          0.2
---------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income
Dividends:
     Common shares                                                          (116.6)
Treasury shares acquired
Issued:
     Employee stock purchase plan
     Long-term incentive plan                                                                  (1.1)
     Amortization of unearned compensation                                                      1.9
Other                                                                         (0.8)
---------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 1998                                          $   744.3        $    (1.8)      $    1.0
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net income                                                              160.4
     Other comprehensive income, net of tax:
         Gain/loss on available for sale securities:
             Unrealized (net of income tax of $1.1                                                             1.8
             Realized (net of income tax of $0.4)                                                              0.7
         Gain/loss on foreign currency translation:
             Unrealized                                                                                        0.6
             Realized                                                                                          1.0
---------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income
Dividends:
     Common shares                                                          (129.1)
Treasury shares acquired
Issued:
     Employee stock purchase plan
     Long-term incentive plan                                                                  (0.6)
     Other acquisition
     Bay State acquisition
     Amortization of unearned compensation                                                      3.5
Equity contracts
Other                                                                         (1.1)
---------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 1999                                          $   774.5        $     1.1       $    5.1
---------------------------------------------------------------------------------------------------------------------------
 Comprehensive Income:
     Net income                                                              156.9
     Other comprehensive income, net of tax:
         Gain/loss on available for sale securities:
             Unrealized (net of income tax of $2.4)                                                           (3.2)
             Realized (net of income tax of $1.3)                                                              2.1
         Gain/loss on foreign currency translation:
             Unrealized                                                                                        0.4
             Realized                                                                                          -
---------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income
Dividends:
     Common shares                                                           (98.3)
Treasury shares acquired
Issued:
     Columbia acquisition
     Reduction of credit facility
     Long-term incentive plan                                                                 (14.0)
     Long-term incentive plan                                                                 (14.0)
     Formation of new NiSource
Amortization of unearned compensation                                                           6.8
Equity contracts
Other                                                                         (3.3)
---------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 2000                                          $   829.8        $    (6.1)      $    4.4
---------------------------------------------------------------------------------------------------------------------------



                                                                                         Comprehensive
 (in millions)                                                              Total            Income
----------------------------------------------------------------------------------------------------------
     Balance, January 1, 1998                                            $   1,264.8
Comprehensive Income:
     Net income                                                                193.9        $   193.9
     Other comprehensive income, net of tax:
         Gain/loss on available for sale securities:
             Unrealized (net of income tax of $0.9)                              1.4              1.4
             Realized (net of income tax of $1.3)                               (2.2)            (2.2)
     Gain/loss on foreign currency translation:
             Unrealized                                                         (1.2)            (1.2)
             Realized                                                            0.2              0.2
----------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                  $   192.1
Dividends:
     Common shares                                                            (116.6)
Treasury shares acquired                                                      (204.0)
Issued:
     Employee stock purchase plan                                                1.2
     Long-term incentive plan                                                    8.1
     Amortization of unearned compensation                                       1.9
Other                                                                            2.2
----------------------------------------------------------------------------------------------------------
     Balance, December 31, 1998                                          $   1,149.7
----------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net income                                                                160.4        $   160.4
     Other comprehensive income, net of tax:
         Gain/loss on available for sale securities:
             Unrealized (net of income tax of $1.1                               1.8              1.8
             Realized (net of income tax of $0.4)                                0.7              0.7
         Gain/loss on foreign currency translation:
             Unrealized                                                          0.6              0.6
             Realized                                                            1.0              1.0
----------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                  $   164.5
Dividends:
     Common shares                                                            (129.1)
Treasury shares acquired                                                      (126.5)
Issued:
     Employee stock purchase plan                                                1.6
     Long-term incentive plan                                                    3.5
     Other acquisition                                                           3.6
     Bay State acquisition                                                     315.6
     Amortization of unearned compensation                                       3.5
Equity contracts                                                               (34.0)
Other                                                                            1.1
----------------------------------------------------------------------------------------------------------
     Balance, December 31, 1999                                          $   1,353.5
----------------------------------------------------------------------------------------------------------
 Comprehensive Income:
     Net income                                                                156.9        $   156.9
     Other comprehensive income, net of tax:
         Gain/loss on available for sale securities:
             Unrealized (net of income tax of $2.4)                             (3.2)            (3.2)
             Realized (net of income tax of $1.3)                                2.1              2.1
         Gain/loss on foreign currency translation:
             Unrealized                                                          0.4              0.4
             Realized                                                            -                -
----------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                  $   156.2
Dividends:
     Common shares                                                             (98.3)
Treasury shares acquired                                                       (65.9)
Issued:
     Columbia acquisition                                                    1,761.2
     Reduction of credit facility                                              280.9
     Long-term incentive plan                                                   10.9
     Long-term incentive plan                                                   10.9
     Formation of new NiSource                                                   -
Amortization of unearned compensation                                            6.8
Equity contracts                                                                 7.7
Other                                                                            2.2
----------------------------------------------------------------------------------------------
     Balance, December 31, 2000                                          $   3,415.2
----------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

STATEMENTS OF CONSOLIDATED COMMON SHAREHOLDERS' EQUITY (CONTINUED)



SHARES
                                        Common       Treasury
(in thousands)                           Shares       Shares
------------------------------------------------------------------

  Balance January 1, 1998               147,784       (23,472)
Treasury shares acquired                               (7,310)
Issued:
  Employee stock purchase plan                             43
  Long-term incentive plan                                485
------------------------------------------------------------------
  Balance December 31, 1998             147,784       (30,254)
------------------------------------------------------------------
Treasury shares acquired                               (4,821)
Issued:
  Employee stock purchase plan                             60
  Long-term incentive plan                                194
  Bay State acquisition                                11,042
  Other acquisition                                       134
------------------------------------------------------------------
  Balance December 31, 1999             147,784        (23,645)
------------------------------------------------------------------
Treasury shares cancelled               (26,410)        26,410
Treasury shares acquired                                (3,971)
Issued:
  Columbia acquisition                   72,453
  Stock issuance                         11,500
  Employee stock purchase plan                              62
  Long-term incentive plan                  226          1,144
------------------------------------------------------------------
  Balance December 31, 2000             205,553              -
------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      HOLDING COMPANY STRUCTURE

NiSource Inc. (NiSource) is an energy holding company that provides natural gas, electricity and other products and services to 3.6 million customers located within the energy corridor that runs from the Gulf Coast through the Midwest to New England. NiSource, organized as an Indiana holding company in 1987 under the name of NIPSCO Industries, Inc., changed its name to NiSource Inc. on April 14, 1999. Subsequent to the completion of the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, as discussed in Note 3 below, NiSource became a Delaware corporation. NiSource is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act), and derives substantially all its revenues and earnings from the operating results of its 15 direct subsidiaries.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of NiSource and its majority-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned and certain joint ventures are accounted for under the equity method. Investments with less than a 20% interest are accounted for under the cost method. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

B. DILUTED AVERAGE COMMON SHARES COMPUTATION. Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effect of the various long-term incentive compensation plans. For 2000, the weighted average shares outstanding for diluted EPS also includes the incremental effect of another forward equity contract associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)). For 1999, the incremental effect of common shares associated with the equity forward share purchase contract, calculated under the reverse treasury stock method is also included in the weighted average shares outstanding for diluted EPS. See Note 12B for description of the equity forward share purchase contract.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation                     2000            1999        1998
------------------------------------------------------- ------------- ------------- ------------------
Denominator (thousands)
  Basic average common shares outstanding                    134,470         124,343      120,778
  Dilutive potential common shares                             1,341             996          557
------------------------------------------------------- ------------- ------------- ------------------
DILUTED AVERAGE COMMON SHARES                                135,811         125,339      121,335
------------------------------------------------------- ------------- ------------- ------------------

C. CASH AND CASH EQUIVALENTS. NiSource considers all highly liquid short-term investments to be cash equivalents.

D. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource's existing regulatory assets and liabilities could result, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. If NiSource will not be able to continue to apply the provisions of SFAS No. 71, NiSource will have to apply the provisions of SFAS No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, NiSource's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Net regulatory assets and liabilities were comprised of the following items:


At December 31, (in millions)                                2000                     1999
------------------------------------------------------------------------------------------------
ASSETS
  Reacquisition premium on debt (see Note 14)            $    36.2                $    39.7
  R. M. Schahfer Unit 17 and Unit 18 carrying
   charges and deferred depreciation (see Note 2G)            49.7                     53.9
  Bailly scrubber carrying charges and deferred
   depreciation (see Note 2G)                                  6.4                      7.3
  Postemployment and other postretirement costs
   (see Note 10)                                             211.2                     67.2
  Retirement income plan costs                                21.1                      -
  Environmental costs                                         88.8                      -
  FERC Order No. 636 transition costs                          7.9                      -
  Net regulatory effects of accounting for income
   taxes (see Note 2R)                                        75.7                     20.7
  Underrecovered gas and fuel costs                          396.1                     86.7
  Depreciation (see Note 2G)                                  39.9                      -
  Other                                                       37.6                     14.1
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $   970.6                $   289.6
------------------------------------------------------------------------------------------------
LIABILITIES
  Rate refunds and reserves                              $    13.5                $     7.5
  Other                                                        8.6                      -
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                        $    22.1                $     7.5
------------------------------------------------------------------------------------------------

Regulatory assets of approximately $803.8 million are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through cost of service. The remaining recovery periods generally range from 1 to 15 years. Regulatory assets of approximately $196.6 million require specific rate action. All regulatory assets are probable of recovery.

E. UTILITY PLANT AND OTHER PROPERTY AND RELATED DEPRECIATION AND MAINTENANCE. Property, plant and equipment (principally utility plant) are stated at cost. The cost of utility and other plant of the rate-regulated subsidiaries includes an allowance for funds used during construction (AFUDC). Property, plant and equipment of other subsidiaries includes interest during construction (IDC). The 2000 before-tax rates for AFUDC and IDC were 6.4% and 6.8%, respectively. The 1999 and 1998 before-tax rates for AFUDC were 5.5% and 6.0%, respectively.

The regulated subsidiaries provide depreciation on a straight-line method over the remaining service lives of the electric, gas and common properties.

The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended, December 31, 2000, 1999 and 1998 were as follows:

                                                         2000            1999             1998
------------------------------------------------------------------------------------------------
Electric                                                   3.7%         3.7%             3.7%
Gas                                                        4.6%         4.4%             5.1%
------------------------------------------------------------------------------------------------

The regulated subsidiaries follow the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

Net utility plant includes amounts allocated to utility plant in excess of the original cost as part of purchase price allocations associated with the acquisition of certain utility businesses, net of accumulated depreciation. Net plant acquisition adjustments were $553.4 million and $568.3 million at December 31, 2000, and December 31, 1999, respectively, and are being amortized over forty-year periods from the respective dates of acquisition.

F. GAS AND OIL PRODUCING PROPERTIES. NiSource's subsidiaries engaged in exploring for and developing gas and oil reserves follow the full cost method of accounting. In accordance with generally accepted accounting principles, the oil and gas properties were written up to their fair value as of November 1, 2000. Under the full cost method of accounting, all productive and nonproductive costs directly identified with acquisition, exploration and development activities including certain payroll and other internal costs are capitalized. Depletion is based upon the ratio of current year revenues to expected total revenues, utilizing current prices, over the life of production. If such capitalized costs exceed the sum of the estimated present value of the net future gas and oil revenues and the lower of cost or estimated value of unproved properties, an amount equivalent to the excess is charged to current depletion expense. Gains or losses on the sale or other disposition of gas and oil properties are normally recorded as adjustments to capitalized costs, except in the case of a sale of a significant amount of properties, which would be reflected in the income statement.

G. CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of R. M. Schahfer Units 17 and 18, Northern Indiana Public Service Company (Northern Indiana) capitalized the carrying charges and deferred depreciation in accordance with orders of the Indiana Utility Regulatory Commission (IURC) until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.

In Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) 1999 rate agreement, the Public Utilities Commission of Ohio (PUCO) authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through December 31, 2004. The revised depreciation rates are lower than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2000 had Columbia of Ohio not been subject to rate regulation is $34.6 million, a $21.2 million increase over the $13.4 million reflected in rates. Accordingly, a regulatory asset has been established in the amount of $39.9 million at December 31, 2000.

H. AMORTIZATION OF SOFTWARE COSTS. External and incremental internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of the project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years.

I. INTANGIBLE ASSETS. Intangible assets are recorded at cost and are amortized on a straight-line basis. The excess of cost over the fair value of the net assets acquired in an acquisition is recorded as goodwill. Goodwill assets of $3.6 billion and $125.7 million are reported at December 31, 2000, and December 31, 1999, respectively. The goodwill associated with the Columbia acquisition is being amortized over forty years, while goodwill associated with other acquisitions is being amortized over a weighted average period of twenty-seven years. Other intangible assets, generally representing agreements not to compete, were approximately $6.9 million and $12.8 million at December 31, 2000, and December 31, 1999, respectively, and are being amortized over periods of four to eight years. The recoverability of intangible assets is assessed on a periodic basis to confirm that expected future cash flows will be sufficient to support the recorded intangible assets. Accumulated amortization of intangible assets at December 31, 2000, and December 31, 1999, was approximately $20.7 million and $9.9 million, respectively.

J. REVENUE RECOGNITION. Except as discussed below, revenues are recorded as products and services are delivered. However, utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include an estimate for electric and gas delivered. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodity. Effective January 1, 1999, revenues relating to energy trading operations are recorded based upon changes in the fair values, net of reserves, of the related energy trading contracts.

K. ESTIMATED RATE REFUNDS. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management's current judgment of the ultimate outcome of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.

L. ACCOUNTS RECEIVABLE SALES PROGRAM. NiSource enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of account receivable in the accompanying consolidated balance sheets and as operating cash flows in the accompanying statements of consolidated cash flows. The costs of this program, which are based upon the purchasers' level of investment and borrowing costs, are charged to other income in the accompanying statements of consolidated income.

M. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

N. FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three month period. If two statutory requirements relating to expense and return levels are satisfied, any under recovery or over recovery caused by variances between estimated and actual cost in a given three month period will be included in a future filing. Northern Indiana records any under recovery or over recovery as a current regulatory asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three month period.

O. GAS COST ADJUSTMENT CLAUSE. NiSource's gas distribution subsidiaries defer differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state approved tariff provisions.

P. NATURAL GAS IN STORAGE. Both the last-in, first-out (LIFO) inventory methodology and the weighted average methodology are used to value natural gas in storage. Based on the average cost of gas using the LIFO method in December 2000 and December 1999, the estimated replacement cost of gas in storage at December 31, 2000, and December 31, 1999, exceeded the stated LIFO cost by $791.1 million and $48.9 million, respectively. Inventory valued using LIFO was $257.2 million and $23.0 million at December 31, 2000, and December 31, 1999, respectively. Inventory valued using the weighted average methodology was $65.3 million and $40.8 million at December 31, 2000, and December 31, 1999, respectively.

Q. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. NiSource is exposed to commodity price risk in its natural gas and electric operations. A variety of commodity-based derivative financial instruments are utilized to reduce this price risk. When these derivatives are used to reduce price risk in non-trading operations such as activities in gas supply for regulated gas utilities, certain customer choice programs for residential customers and other retail customer activity, gains and losses on these derivative financial instruments are deferred as assets and liabilities and are recognized in earnings concurrent with the disposition of the underlying physical commodity. In certain circumstances, a derivative financial instrument will serve to hedge the acquisition cost of natural gas injected into storage. In this situation, the gain or loss on the derivative financial instrument is deferred as part of the cost basis of gas in storage and recognized upon the ultimate disposition of the gas. If a derivative financial instrument contract is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative financial instrument is terminated for other economic reasons, any gains or losses as of the termination date are deferred and recorded when the associated transaction or forecasted transaction affects earnings.

NiSource's exploration and production company utilizes commodity price swaps and basis swaps. Swaps are negotiated and executed over-the-counter and are structured to provide the same risk protection as futures and options. Basis swaps are used to manage risk by fixing the basis or differential that exists between a delivery location index and the commodity futures prices. Premiums paid for option agreements are included as current assets in the consolidated balance sheets until they are exercised or expire. Margin requirements for natural gas are also recorded as current assets. Unrealized gains and losses on all futures contracts are deferred on the consolidated balance sheets as either current assets or other deferred credits. Realized gains and losses from the settlement of natural gas futures, options and swaps are included in revenues concurrent with the associated physical transaction.

NiSource also uses derivative financial instruments in connection with trading activities at its power trading and certain gas marketing and trading operations. These derivatives, along with the related physical contracts, are recorded at fair value pursuant to Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Because the majority of trading activities started in 1999, the impact of adopting EITF Issue No. 98-10 on January 1, 1999 was insignificant. Transactions related to electric utility system load management do not qualify as a trading activity under EITF Issue No. 98-10 and are accounted for on an accrual basis. NiSource refers to this activity as Power Management.

R. INCOME TAXES AND INVESTMENT TAX CREDITS. NiSource records income taxes to recognize full interperiod tax allocations. Under the liability method of income tax accounting, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform with regulatory policy.

S. ENVIRONMENTAL EXPENDITURES. NiSource accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated, regardless of when expenditures are made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and, when possible, site-specific costs. The reserve is adjusted as further information is developed or circumstances change. Rate-regulated subsidiaries applying SFAS No. 71 establish a regulatory asset on the balance sheet to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

T. STOCK OPTIONS AND AWARDS. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. This statement, if adopted would require the value of the option at the date of grant be amortized over the vesting period of the option. NiSource continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25).


3.      ACQUISITIONS

On November 1, 2000, NiSource completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, primarily consisting of
72.4 million shares of in common stock valued at $1,761 million, approximately $3,888 million paid in cash and SAILS(SM) (units each consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. NiSource has accounted for the acquisition in accordance with the purchase method of accounting as of the effective date of the transaction. The purchase price has been allocated to the assets and liabilities acquired based on the fair value of those assets and liabilities as of the acquisition date. Based upon the nature of the regulatory environment in which Columbia's rate regulated subsidiaries operate, the fair value of rate regulated assets and liabilities are generally considered to be historical cost. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired, approximately $3.6 billion, has been reflected as goodwill in the consolidated financial statements and is being amortized on a straight-line basis over forty years. NiSource may make adjustments to the allocation of the purchase price during 2001 for changes in its preliminary evaluations and assumptions based on review of additional information and the ultimate resolution of contingencies existing at the acquisition date. NiSource does not anticipate that the final evaluation of these issues will materially affect the allocation of the purchase price.


Assets acquired and liabilities assumed in the acquisition of Columbia were comprised of the following:


(in billions)                                                                          2000
-----------------------------------------------------------------------------------------------
ASSETS ACQUIRED:
  Utility plant, net of accumulated depreciation                                  $     4.3
  Oil and gas properties, net of accumulated depletion                                  1.0
  Intangible assets                                                                     3.6
  Other current assets                                                                  1.9
  Other noncurrent assets                                                               0.5
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           11.3

LIABILITIES ASSUMED:
  Long-term debt                                                                        1.8
  Short-term debt                                                                       0.2
  Other current liabilities                                                             1.6
  Other noncurrent liabilities                                                          1.7
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       5.3
-----------------------------------------------------------------------------------------------
NET ASSETS ACQUIRED                                                               $     6.0
-----------------------------------------------------------------------------------------------

On February 12, 1999, the acquisition of Bay State Gas Company (Bay State) was completed for approximately $560.1 million in cash and NiSource common shares. The $237.7 million cash portion was partially financed by the issuance of Corporate Premium Income Equity Securities (Corporate PIES) (See Note 16). The acquisition was accounted for as a purchase, and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

On a pro forma basis, NiSource's consolidated results of operations for the twelve months ended December 31, 2000 and December 31, 1999, assuming the acquisition of Columbia occurred on January 1, 1999, would have been:


                                                 UNAUDITED

Twelve Months Ended December 31, ($ in millions)              2000              1999
---------------------------------------------------------------------------------------------------------------
   Operating revenue                                        8,069.7           6,106.9
   Operating income                                         1,038.5           1,032.5
   Net income                                                 153.4             132.5
---------------------------------------------------------------------------------------------------------------

On April 1, 1999, NiSource acquired the stock of TPC Corporation, a Houston-based natural gas marketing and storage company, for approximately $150 million in cash. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets and liabilities acquired based on their estimated fair values, including estimates with respect to the tax bases of certain assets acquired. As a result of the TPC Corporation acquisition, NiSource had an indirect investment in the amount of $126.0 million, representing a 77.3% interest in Market Hub Partners, L.P. (MHP). In the fourth quarter of 1999, NiSource acquired the remaining interests in MHP. On September 18, 2000, NiSource sold its ownership interests in MHP to Duke Energy Gas Transmission for $250 million in cash plus the assumption of $150 million in debt. This transaction resulted in a pre-tax gain of $51.9 million, which is reflected as a component of other, net under other income (deductions) in the accompanying statements of consolidated income. Results for periods presented prior to the acquisition of TPC are not impacted significantly by pro forma results of TPC applied to those periods.


4.      RESTRUCTURING ACTIVITIES

During 2000, NiSource developed and began the implementation of a plan to restructure its operations as a result of the acquisitions discussed above. The restructuring plan included a severance program, a transition plan to implement operational efficiency throughout NiSource's operations and a voluntary early retirement program.

As a result of the restructuring plan, it is estimated that approximately 900 management, professional, administrative and technical positions have been or will be eliminated. In October 2000, NiSource recorded pre-tax charges of $5.8 million in operating expense representing severance and related benefits costs. This charge included $5.1 million of estimated termination benefits. In addition, NiSource assumed $66.9 million in liabilities related to the restructuring of Columbia's operations representing severance and related benefits costs and relocation of certain operations. As of December 31, 2000, approximately 383 employees had been terminated as a result of the restructuring plan. At December 31, 2000, the consolidated balance sheets reflected a liability of $65.4 million related to the restructuring plan.


5.      DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Securities and Exchange Commission (SEC) in its order approving the merger with Columbia required NiSource to divest its water utilities within three years from the date of the merger. In January 2001, NiSource completed its formal plan to dispose of its water utilities within one year to comply with the SEC order. The water utilities operations are reported as discontinued operations.

Results from discontinued operations of the water utilities are provided in the following table:


Twelve months ended December 31, ($ in millions)                    2000    1999       1998
-----------------------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS                             104.7     105.1       90.0
-----------------------------------------------------------------------------------------------
  Income from discontinued operations                              35.1      14.7       11.7
  Income taxes                                                     25.3       8.2        6.4
-----------------------------------------------------------------------------------------------
  NET INCOME FROM DISCONTINUED OPERATIONS                           9.8       6.5        5.3
-----------------------------------------------------------------------------------------------

On May 22, 2000, as a result of its ongoing strategic assessment, Columbia announced that it decided to sell Columbia Propane Corporation (Columbia Propane), a propane marketer. Columbia also announced its decision to sell Columbia Petroleum Corporation (Columbia Petroleum), a diversified petroleum distribution company. On January 31, 2001, Columbia signed a definitive agreement to sell the stock and assets of Columbia Propane to AmeriGas Partners L.P. (AmeriGas) for approximately $208 million, including $53 million of AmeriGas partnership common units. The transaction, subject to customary conditions, including Hart-Scott Rodino regulatory approval, is likely to close early in 2001. The net assets of the water utilities, Columbia Propane and Columbia Petroleum are reported as net assets of discontinued operations on the consolidated balance sheets.

The net assets of the discontinued operations were as follows:


As of December 31, (in millions)                                         2000            1999
-----------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS
  Accounts receivable, net                                            $  107.8      $     13.7
  Property, plant and equipment, net                                     891.3           650.1
  Other assets                                                           173.8            51.6
  Current liabilities                                                   (148.2)          (65.8)
  Debt                                                                  (169.4)         (199.4)
  Other liabilities                                                     (294.9)         (204.8)
-----------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS                                 $  560.4      $    245.4
-----------------------------------------------------------------------------------------------

Subsequent to the merger, certain other assets were written down to their fair value. The write-down of $65.8 million, reported as Loss on Asset Impairment in the Income Statement, left a remaining carrying amount of $33.5 million reported as Assets Held for Sale on the Balance Sheet as of December 31, 2000. The assets impaired were those belonging to a utility line locating company included in the Other segment, an investment in a company included in the Gas Distribution segment and other energy related assets included in the Gas Marketing segment.


6.      IMPACT OF ACCOUNTING STANDARDS

A. SFAS NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" in June 2000. Statement No. 133 as amended standardizes the accounting for derivative instruments, including certain derivative instruments embedded in hybrid contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. The standard also suggests in certain circumstances commodity based contracts may qualify as derivatives. Special accounting within this statement generally provides for matching of the timing of gain or loss recognition of derivative instruments qualifying as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The statement also provides that the effective portion of a hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Unless those specific hedge accounting criteria are met, SFAS No. 133 requires that changes in derivatives' fair value be recognized currently in earnings.

NiSource is a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, NiSource believes these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating the business or the value of the contract is directly associated with the price or value of a service. Other contracts do not meet the definition of a derivative instrument because these represent requirements-based commitments.

The adoption of this statement on January 1, 2001 is estimated to result in a cumulative after-tax increase to net income of approximately $5 million and an after-tax reduction to other comprehensive income of approximately $20 million. The adoption is also estimated to result in approximately $195 million of derivatives to be recognized on the consolidated balance sheets as assets and approximately $220 million of derivatives to be recognized as liabilities.

B. SFAS NO. 140 - ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (SFAS No. 125) It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

C. SAB NO. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS. December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B, which delayed the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. As a result of the application of SAB 101, NiSource restated certain results of its power trading operations on a gross basis. This resulted in an increase in 2000 revenues of $485.2 million and cost of sales of $472.9 million. 1999 revenues increased $237.8 million and cost of sales increased $230.4 million as a result of the implementation. This restatement resulted in no change to operating income.


7.      REGULATORY MATTERS

FUEL ADJUSTMENT CLAUSE. On August 18, 1999, the IURC issued a generic order (Generic Order) which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses. The IURC ruled that each utility had to establish a "benchmark" which is the utility's highest on-system fuel cost per kilowatt-hour (kwh) during the most recent annual period. The IURC stated that if the weekly average of a utility's purchased power costs were less than the "benchmark," these costs per kwh should be considered net energy costs which are presumed "fuel costs included in purchased power." If the weekly average of a utility's purchased power costs exceeded the "benchmark," the utility would need to submit additional evidence demonstrating the reasonableness of these costs. The Office of Utility Consumer Counselor (OUCC) appealed the Generic Order to the Indiana Court of Appeals. Northern Indiana applied the Generic Order's guidelines to purchased power transactions sought to be recovered for February, March and April 2000.

By an order issued February 23, 2000, the IURC approved the recovery of Northern Indiana's purchased power transactions during the months of July, August and September 1999. Northern Indiana and the OUCC filed petitions for reconsideration of the February 23, 2000 Order.

On June 30, 2000, Northern Indiana and the OUCC filed a joint motion to withdraw petitions for reconsideration and requested IURC approval of a Stipulation and Agreement (Agreement). The Agreement establishes a recovery mechanism for certain purchase power transactions for the months of July, August and September 2000 that will be utilized in lieu of the IURC's Generic Order guidelines. The Agreement calls for Northern Indiana to return, by an adjustment to fuel adjustment clause factors, $1.8 million to retail ratepayers during the period from November 2000 through April 2001. Northern Indiana has established a reserve for these amounts. By its order issued August 9, 2000, the IURC approved the Agreement. On September 5, 2000, the Indiana Court of Appeals issued an order approving a joint stipulation for dismissal, with prejudice, of the OUCC's appeal of the Generic Order.

GAS COST ADJUSTMENT CLAUSE. On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana made its annual filing on September 1, 2000.

Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism (GCIM) which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

OTHER. During the course of a regularly scheduled review, referred to as a Level 1 review, the staff of the IURC made a preliminary determination, based on unadjusted historical financial information filed by Northern Indiana's electric operations, that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite holding meetings with the IURC staff during 2000 to explain several adjustments that needed to be made to the filed information to make such an analysis meaningful, the staff has recommended that a formal investigation be performed. The IURC has ordered that an investigation begin. Management is unable at this time to determine if a broader analysis, which would be performed through a formal investigation, could result in a rate adjustment that would be higher or lower than currently allowed rates. Management intends to vigorously oppose any efforts to reduce rates that may result from this investigation.


8.      RISK MANAGEMENT ACTIVITIES

NiSource uses certain commodity-based derivative financial instruments to manage certain risks inherent in its business. NiSource's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. The open positions resulting from risk management activities are managed in accordance with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure.

NiSource uses futures contracts, options and swaps to hedge a portion of its price risk associated with its non-trading activities in gas supply for its regulated gas utilities, certain customer choice programs for residential customers and other retail customer activity. At December 31, 2000, NiSource had futures contracts representing the hedge of natural gas sales in the notional amount of 10.7 billion cubic feet (Bcf) resulting in a deferred gain of $26.5 million.

NiSource's trading operations include the activities of its power trading business and non-affiliated transactions associated with TPC. NiSource employs a value-at-risk (VaR) model to assess the market risk of its energy trading portfolios. NiSource estimates the one-day VaR across all trading groups, which utilize derivatives using either Monte Carlo simulation or variance/covariance, at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.8 million, $2.7 million and effectively zero and $0.4 million, $1.2 million and $0.01 million during 2000 and 1999, respectively. The daily VaR for the gas trading portfolio on an average, high and low basis was $2.3 million, $8.1 million and $0.5 million and $1.3 million, $2.1 million and $0.4 million during 2000 and 1999, respectively. NiSource implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

The fair market value of NiSource electric trading assets and liabilities were $30.9 million and $42.6 million, respectively, at December 31, 2000, and $31.7 million and $54 million, respectively, at December 31, 1999. The average fair market value of electric trading assets and liabilities were $36.6 million and $60 million, respectively, at December 31, 2000, and $20.9 million and $32.4 million, respectively, at December 31, 1999. The fair market value of NiSource gas trading assets and liabilities were $1,578 million and $1,526 million, respectively, at December 31, 2000. The average fair market value of gas trading assets and liabilities were $520.8 million and $507.5 million, respectively, for the year ended December 31, 2000. The fair market value of NiSource gas trading assets and liabilities were both $59 million at December 31, 1999. December 1999 was the first month NiSource recorded gas trading assets and liabilities, therefore, there is no average to report for the year ended December 1999.

NiSource has recorded electric trading revenues and cost of sales of $485.2 million and $472.9 million, respectively, at December 31, 2000. NiSource has recorded electric trading revenues and cost of sales of $237.8 million and $230.4 million, respectively, at December 31, 1999. NiSource has recorded gas trading revenues and cost of sales of $2,032.8 million and $1,994.9 million, respectively, at December 31, 2000. NiSource has recorded gas trading revenues and cost of sales of $390.4 million and $388.2 million, respectively, at December 31, 1999.

Unrealized gains and losses on NiSource's trading portfolio are recorded as price risk management assets and liabilities. The market prices used to value price risk management activities reflect the best estimate of market prices considering various factors, including closing exchange and over-the-counter quotations and price volatility factors underlying the commitments. The accompanying Consolidated Balance Sheets reflects price risk management assets of $1,608.9 million and $90.7 million at December 31, 2000 and December 31, 1999, respectively, of which $1,568.5 million and $90.7 million were included in "Price risk management assets" and $40.4 million and effectively zero were included under the caption "Prepayments and other" included in the Current Assets at December 31, 2000 and December 31, 1999, respectively. The accompanying Consolidated Balance Sheets also reflects price risk management liabilities (including net option premiums) of $1,568.6 million and $113.0 million of which $1,529.2 million and $113.0 million were included in "Price risk management liabilities" and $39.4 million and effectively zero were included in "Other noncurrent liabilities" at December 31, 2000 and December 31, 1999, respectively.

NiSource's exploration and production company hedged a portion of its gas production that was subject to price volatility. At December 31, 2000, there were 7,676 open contracts representing a notional quantity amounting to 67.3 Bcf of commodity contracts for natural gas production through December 2002 at an average price of $3.66 per Mcf. Also at December 31, 2000, there were 23,009 open contracts representing a notional quantity amounting to 201.8 Bcf of basis contracts through 2005 at an average price of $.22 per Mcf. A total of $188.6 million of unrealized losses have been deferred on the consolidated balance sheets, at December 31, 2000, with respect to these open contracts. During the year ended December 31, 2000, $13.2 million of losses were realized on contracts settled.

NiSource entered into forward interest rate swaps to hedge the interest rate risk exposure associated with $1.6 billion of its anticipated financing of the Columbia acquisition debt. The swaps had an effective date of March 30, 2001. The interest rate swaps on the $600 million notional amount was scheduled to terminate on March 30, 2006, the interest rate swap on the $500 million notional amount was scheduled to terminate on March 30, 2011 and the interest rate swap on the $500 million amount was scheduled to terminate on March 30, 2031. Financing for the Columbia acquisition was completed on November 14, 2000, as a result, the interest rate swaps referred to above were terminated early and the ineffective component of the change in the value of the swaps was charged to expense in the fourth quarter of 2000.

9.      INCOME TAXES

The components of income tax expense are as follows:


Year Ended December 31, (in millions)                        2000             1999               1998
-------------------------------------------------------------------------------------------------------
Income Taxes
Current
     Federal                                              $   81.3         $   86.4           $  109.0
     State                                                    14.2             13.1               16.5
-------------------------------------------------------------------------------------------------------
Total Current                                                 95.5             99.5              125.5
-------------------------------------------------------------------------------------------------------
Deferred
     Federal                                                  39.3             (9.5)             (22.2)
     State                                                     3.1             (0.2)              (1.7)
-------------------------------------------------------------------------------------------------------
Total Deferred                                                42.4             (9.7)             (23.9)
-------------------------------------------------------------------------------------------------------
Deferred Investment Credits                                   (7.8)            (7.6)              (7.2)
-------------------------------------------------------------------------------------------------------
Income Taxes Included in Continuing Operations               130.1             82.2               94.4
-------------------------------------------------------------------------------------------------------
Income Taxes Related to Discontinued Operations               21.9              8.2                6.4
-------------------------------------------------------------------------------------------------------
Total Income Taxes                                        $  152.0          $  90.4           $  100.8
-------------------------------------------------------------------------------------------------------


Total income taxes from continuing operations are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference are as follows:

Year Ended December 31, (in millions)                       2000              1999            1998
-----------------------------------------------------------------------------------------------------------
Book income from Continuing Operations before income
  taxes                                                   $277.2          $236.1            $283.0
Tax expense at statutory Federal income tax rate            97.0  35.0%     82.6   35.0%      99.1   35.0%
Increases (reductions) in taxes resulting from:
  Book depreciation over related tax depreciation            2.8   1.0       3.9    1.6        4.0    1.4
  Amortization of deferred investment tax credits           (7.8) (2.8)     (7.6)  (3.2)      (7.2)  (2.5)
  State income taxes, net of federal income tax
benefit                                                     10.2   3.7       8.3    3.5        9.1    3.2
  Reversal of deferred taxes provided at rates in
    excess of the current federal income tax rate           (4.4) (1.6)     (5.5)  (2.3)      (6.5)  (2.3)
  Low-income housing credits                                (5.8) (2.1)     (4.5)  (1.9)      (3.8)  (1.3)
  Nondeductible amounts related to amortization of
    intangible assets and plant acquisition adjustments      8.8   3.2       0.4    0.2        0.4    0.1
    Basis and stock sale differences                        19.2   6.9       0.0    0.0        0.0    0.0
    Other, net                                              10.1   3.6       4.6    1.9       (0.6)  (0.2)
-----------------------------------------------------------------------------------------------------------
INCOME TAXES FROM CONTINUING OPERATIONS                   $130.1  46.9%    $82.2   34.8%     $94.4   33.4%
-----------------------------------------------------------------------------------------------------------

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource's net deferred tax liability are as follows:

At December 31, (in millions)                                              2000         1999
-----------------------------------------------------------------------------------------------
Deferred tax liabilities
  Accelerated depreciation and other property differences             $  1,776.1   $   943.8
  Unrecovered gas & fuel costs                                             138.1        16.7
  Other regulatory assets                                                   23.4        27.6
  Prepaid pension and other benefits                                        63.9        64.9
  Premiums and discounts associated with long term debt                     58.8        15.1
-----------------------------------------------------------------------------------------------
Total Deferred Tax Liabilities                                           2,060.3     1,068.1
-----------------------------------------------------------------------------------------------
Deferred tax assets
  Deferred investment tax credits                                          (50.8)      (35.0)
  Other postretirement/postemployment benefits                             (63.0)      (53.3)
  Gas Inventory                                                            (15.9)        -
  Tax loss carryforwards                                                   (32.7)        -
  Other                                                                    (77.5)      (25.0)
-----------------------------------------------------------------------------------------------
Total Deferred Tax Assets                                                 (239.9)     (113.3)
-----------------------------------------------------------------------------------------------
Less:  Deferred income taxes related to current assets and                  14.2        (7.5)
liabilities
-----------------------------------------------------------------------------------------------
NON-CURRENT DEFERRED TAX LIABILITY                                    $  1,806.2   $   962.3
-----------------------------------------------------------------------------------------------


10.     PENSION AND OTHER POSTRETIREMENT BENEFITS

Noncontributory, defined benefit retirement plans cover the majority of employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

NiSource provides certain health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for NiSource.

The expected cost of such benefits is accrued during the employees' years of service. Current rates of rate regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. Cash contributions are remitted to grantor trusts.

Beginning in 2000, NiSource is reflecting the information presented below as of September 30 rather than December 31. The effect of utilizing September 30 rather than December 31 is not significant. The following tables provide a reconciliation of the plans' funded status and amounts reflected in NiSource's Consolidated Balance Sheets at December 31:


                                                        PENSION BENEFITS        OTHER BENEFITS


(in millions)                                           2000     1999       2000        1999
-------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year             $  971.9    $  928.5    $   226.5  $ 213.6
Service cost                                            24.3        18.6          6.7      4.7
Interest cost                                           84.5        68.2         21.4     16.3
Plan participants' contributions                           -         -            0.4      1.2
Plan amendments                                          0.5         -            -        -
Additional liability for disabled participants           -           -            2.4      -
Actuarial (gain) loss                                  (33.0)      (57.9)        (4.1)   (16.6)
Acquisition of Business                                760.8        78.7        255.4     23.2
Special termination benefits                             8.0         -            -        -
Benefits paid                                          (48.2)      (64.2)       (11.6)   (15.9)
-------------------------------------------------------------------------------------------------
Benefit obligation at end of year                    1,768.8       971.9        497.1    226.5
-------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       1,207.0       970.1         30.0      2.9
Actual return on plan assets                            49.5       168.3          0.5      2.5
Employer contributions                                  40.5        40.7          9.8     12.7
Plan participants' contributions                           -         -            0.4      1.2
Acquisition of business                              1,012.1        92.1        140.3     26.6
Benefits paid                                          (48.2)      (64.2)       (11.6)   (15.9)
-------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year             2,260.9     1,207.0        169.4     30.0
-------------------------------------------------------------------------------------------------
Funded status of plan at end of year                  492.1        235.1      (327.7)   (196.5)
Unrecognized actuarial net gain                      (390.9)      (151.6)     (135.5)   (108.8)
Unrecognized prior service cost                        90.9         55.4         5.6       3.5
Unrecognized transition obligation                     18.7         22.4       144.6     156.6
Fourth quarter contributions                            0.3          -           7.0        -
-------------------------------------------------------------------------------------------------
PREPAID (ACCRUED) BENEFIT COST                     $  211.1     $  161.3    $ (306.0)  $(145.2)
-------------------------------------------------------------------------------------------------




                                                      PENSION BENEFITS      OTHER BENEFITS
                                                     -----------------   -----------------
                                                      2000      1999        2000          1999
-------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  SEPTEMBER 30,
Discount rate assumption                              8.00%     7.75%       8.00%         7.75%
Compensation growth rate assumption                   4.50%     4.50%       4.50%         4.50%
Medical cost trend assumption                           N/A       n/a       5.25%         5.00%
Assets earnings rate assumption                       9.00%     9.00%       9.00%         9.00%
-------------------------------------------------------------------------------------------------

The following table provides the components of the plans expense for each of the three years:



                                                PENSION BENEFITS               OTHER BENEFITS
                                                ----------------               --------------
(in millions)                                 2000    1999    1998         2000    1999    1998
----------------------------------------- --------- -------- ---------- -------- ------- --------
NET PERIODIC COST
Service cost                                $  24.3  $  18.6  $  15.9     $  6.7  $  4.4  $  4.7
Interest cost                                  84.5     68.2     59.3       21.4    16.3    14.0
Expected return on assets                    (123.9)   (93.9)   (81.3)      (3.5)   (2.3)  ( 0.2)
Amortization of transition obligation           6.2      6.3      5.4       12.0    12.0    10.9
Amortization of prior service cost              7.0      6.3      4.5        0.3     0.3     0.3
Amortization of (gain) loss                   (5.3)       -        -        (5.9)   (5.6)  ( 5.8)
Special termination benefits                    8.0       -        -          -       -       -
----------------------------------------- --------- -------- ---------- -------- ------- --------
NET PERIODIC BENEFITS COST (BENEFIT)        $   0.8  $   5.5  $   3.8     $ 31.0  $ 25.4  $ 23.6
----------------------------------------- --------- -------- ---------- -------- ------- --------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                       1% point       1% point
                                                                       increase       decrease
-------------------------------------------------------------------- ------------- --------------
Effect on service and interest components of net periodic cost          $    2.8      $    (3.0)

Effect on accumulated postretirement benefit obligation                 $   21.5      $   (29.3)
-------------------------------------------------------------------- ------------- --------------


11.     AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS

NiSource--20,000,000 shares--Preferred-- $0.01 par value. 4,000,000 shares are designated Series A Junior Participating Preferred Shares and are reserved for issuance pursuant to the Share Purchase Rights Plan described in Common Shares.

The authorized classes of par value and no par value cumulative preferred and preference stocks of Northern Indiana are as follows: Cumulative Preferred--$100 par value--2,400,000 shares; Cumulative Preferred--no par value--3,000,000 shares; Cumulative Preference--$50 par value--2,000,000 shares (none outstanding); and Cumulative Preference--no par value--3,000,000 shares (none outstanding).

The preferred shareholders of Northern Indiana have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

The redemption prices at December 31, 2000, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, were as follows:


                                                                                   Redemption
                                                                                    Price Per
                                                                        Series         Share
-------------------------------------------------------------------- ------------- ------------
Northern Indiana Public Service Company:
  Cumulative preferred stock - $100 par value -                         4-1/4%        $ 101.20
                                                                        4-1/2%        $ 100.00
                                                                        4.22%         $ 101.60
                                                                        4.88%         $ 102.00
                                                                        7.44%         $ 101.00
                                                                        7.50%         $ 101.00
  Cumulative preferred stock - no par value - adjustable rate(6.00%
    at December 31, 2000), Series A (stated value $50 per share)                      $  50.00
-------------------------------------------------------------------- ------------- ------------


The redemption prices at December 31, 2000, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:


                                     Redemption Price              Sinking Fund or Mandatory
Series                               Per Share                     Redemption Provisions
------------------------------------ ---------------------------   ----------------------------------------
Cumulative preferred stock -         $100 par value -
  8.35%                              $102.95, reduced              3,000 shares on or before July 1;
                                     periodically                   increasing to 6,000 shares
                                                                    beginning in 2004; noncumu-

                                                                    lative option to double
                                                                    amount each year
  7-3/4%                             $103.70, reduced              2,777 shares on or before December
                                      periodically                  1; noncumulative option to double
                                                                    amount each year


Cumulative preferred stock -         No par value -
  6.50%                              $100.00 on October 14, 2002   430,000 shares on October 14, 2002
------------------------------------ ---------------------------   ----------------------------------------

Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 2000, for each of the four years subsequent to December 31, 2001 were as follows:



Year Ending December 31, ($ in millions)
------------------------------------------------------------------------------------------------
2002                                                                                       43.6
2003                                                                                        0.6
2004                                                                                        0.9
2005                                                                                        0.9
------------------------------------------------------------------------------------------------


12.     COMMON SHARES

As of December 31, 2000, NiSource has 400,000,000 of authorized common shares with a $0.01 par value. All references to numbers of common shares reported, including per share amounts and stock option data, have been adjusted to reflect the two-for-one stock split effective February 20, 1998.

A. SHAREHOLDER RIGHTS PLAN. The Board of Directors of NiSource has adopted a Shareholder Rights Plan. Each Right, when exercisable, would initially entitle the holder to purchase from NiSource one one-hundredth of a share of Series A Junior Participating Preferred Stock, with $0.01 par value, at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource's outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the Rights would entitle the holders to purchase NiSource's or the acquirer's common shares for one-half of the market price. The Rights will not dilute NiSource's common shares nor affect earnings per share unless they become exercisable for common shares. The Plan was not adopted in response to any specific attempt to acquire control of NiSource. The Rights are not currently exercisable.

B. EQUITY FORWARD SHARE PURCHASE CONTRACT. During the second quarter of 1999, a forward purchase contract was entered into covering the purchase of up to 5% of NiSource's outstanding common shares. At the end of each quarterly period during the term of the forward purchase contract, NiSource had the option, but not the obligation, to settle the forward purchase contract with respect to all or a portion of the common shares held by the counterparty. The counterparty informed NiSource that approximately 5.6 million shares had been purchased at a weighted average cost of $26.90 per share. NiSource had the option to settle with the counterparty by means of physical, net cash or net share settlement. On a quarterly basis, NiSource paid the counterparty a fee based on the amount paid for common shares purchased by the counterparty, and the counterparty remitted dividends received on shares owned. All such amounts paid and remitted under the contract are reflected in equity contract costs of common shareholders' equity. On December 26, 2000 the contract was terminated and a new agreement was entered into that allowed NiSource to cash settle with the counterparty. The fair value of the new agreement was recorded on the balance sheet as of December 31, 2000.


13.     LONG-TERM INCENTIVE PLANS

There are two long-term incentive plans for key management employees that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994
Plan). The 1988 Plan, as amended and restated, and the 1994 Plan, as amended and restated, were re-approved by shareholders on April 14, 1999. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. Under the Plans, the exercise price of each option equals the market price of common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

The 1988 Plan provided for the issuance of up to 5.0 million common shares to key employees through April 1998. On January 29, 2000, the Board of Directors of NiSource approved certain additional amendments to the 1994 Plan and on June 1, 2000, the 1994 Plan, as amended and restated, was approved by shareholders at the 2000 Annual Meeting of Shareholders of NiSource. The amended and restated 1994 Plan provides for the issuance of up to 11 million shares through April 2004, and permits contingent stock awards and dividend equivalents payable on grants of options, stock appreciation rights (SARs), performance units and contingent stock awards. At December 31, 2000, there were 9,578,000 shares reserved for future awards under the amended and restated 1994 Plan.

In connection with the acquisition of Bay State (see Note 3), all outstanding Bay State nonqualified stock options were replaced with NiSource nonqualified stock options. The replacement of such options did not change their original vesting provisions, terms or fair values. Information regarding these options can be found in the following tables about changes in nonqualified stock options under the caption "converted." In connection with the acquisition of Columbia, not options were converted or assumed.

SARs may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapsed on January 27, 2000 and vested at 116% of the number awarded, due to attaining specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 lapsed two years from date of grant and vested at 100% of the number awarded. Restrictions on shares awarded in 2000 lapse three years from date of grant and vesting may vary from 0% to 200% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 667,500 and 513,500 restricted shares outstanding at December 31, 2000 and December 31, 1999, respectively.

The Nonemployee Director Stock Incentive Plan, which was approved by shareholders, provides for the issuance of up to 200,000 common shares to nonemployee directors. The Plan provides for awards of common shares which vest in 20% increments per year, with full vesting after five years. The Plan also allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director's death or disability, or a change in control of NiSource. If a director's service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any common shares not vested as of the date of termination are forfeited. As of December 31, 2000, 81,500 shares had been issued under the Plan.

These plans are accounted for under APB Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that was charged against net income for restricted stock awards was $6.8 million $3.5 million and $1.9 million for three years ended December 31, 2000, 1999 and 1998, respectively.


Transactions for the three years ended December 31, 2000, are as follows:


                                                                  Weighted Average
                                         Options                    Option Price ($)
-------------------------------------------------------------------------------------
Outstanding at December 31, 1997     2,535,400                             16.41
  Granted                              607,000                             29.22
  Exercised                           (457,700)                            14.88
  Cancelled                            (33,400)                            16.07
-------------------------------------------------------------------------------------
Outstanding at December 31, 1998     2,651,300                             19.61
  Granted                              744,750                             24.59
  Converted                            740,780                             15.03
  Exercised                           (171,374)                            14.03
  Cancelled                            (17,000)                            28.45
-------------------------------------------------------------------------------------
Outstanding  at December 31, 1999    3,948,456                             19.90
  Granted                            1,235,000                             20.97
  Exercised                           (603,073)                            14.95
  Cancelled                           (117,500)                            23.88
-------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 2000     4,462,883                             20.76
-------------------------------------------------------------------------------------
EXERCISABLE AT DECEMBER 31, 2000     3,253,133                             20.69
-------------------------------------------------------------------------------------


The following table summarizes information on stock options outstanding and exercisable at December 31, 2000:

                                  Options Outstanding                     Options Exercisable
                    -------------------------------------------- ---------------------------------
                                     Weighted          Weighted
                                      Average            Average
 Range of Exercise                   Exercise          Remaining                 Weighted Average
 Prices Per Share          Number   Price Per   Contractual Life         Number    Exercise Price
        ($)           Outstanding   Share ($)          in Years     Exercisable     Per Share ($)
------------------- ------------- ------------ ----------------- -------------- ------------------

  11.46 - 16.60        1,177,127       15.02                2.8      1,177,127          15.02
  16.61 - 24.60        2,718,756       21.48                8.3      1,509,006          21.90
  24.61 - 29.22          567,000       29.22                7.7        567,000          29.22
------------------- ------------- ------------ ----------------- -------------- ------------------
  11.46 - 29.22        4,462,883       20.76                6.7      3,253,133          20.69
------------------- ------------- ------------ ----------------- -------------- ------------------

At December 31, 1997, there were 11,200 SARs outstanding with an option price of $5.47. There were no SARs outstanding at December 31, 2000, 1999 or 1998.

Had compensation cost been determined consistent with the provisions of the SFAS No. 123 fair value method (See Note 2T), NiSource's net income and earnings per share would have been the pro forma amounts below:


Year Ended December 31 ($ in millions, except per
share data)                                                 2000         1999           1998
------------------------------------------------------- ------------- ------------ ------------
Net Income
  As reported                                               156.9         160.4         193.9
  Pro forma                                                 153.7         158.8         192.8
Earnings per share
  Basic   - as reported                                       1.16          1.29          1.60
          - pro forma                                         1.14          1.27          1.60
  Diluted - as reported                                       1.15          1.27          1.59
          - pro forma                                         1.13          1.27          1.59
Weighted average fair value of options granted during
the year                                                      4.61          3.66          4.28
------------------------------------------------------- ------------- ------------ ------------


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 4.86%. The following assumptions used for grants in 2000, 1999 and 1998:


                                   AUGUST              JANUARY           August         August
                                     2000                 2000             1999           1998
---------------------- ------------------- -------------------- ---------------- --------------
Expected Life                    5.8 YRS.             5.4 YRS.        5.25 yrs.      5.40 yrs.
Interest Rate                       6.06%                 6.6%            5.87%          5.29%
Volatility                         26.16%               28.98%           15.72%         13.09%
---------------------- ------------------- -------------------- ---------------- --------------


14.     LONG-TERM DEBT

In November 2000, NiSource Inc., through its NiSource Finance Corp. subsidiary, issued $2.5 billion of private placement notes, providing a layer of permanent financing for the acquisition of Columbia. This issuance included $750.0 million of three-year notes bearing a 7.50% coupon and maturing on November 15, 2003; $750.0 million of five-year notes bearing a 7.625% coupon and maturing on November 15, 2005; and $1.0 billion of ten-year notes bearing a 7.875% coupon and maturing on November 15, 2010. Subsequently, an additional $150.0 million of five-year notes were issued, bearing a 7.625% coupon and maturing on November 15, 2005.

Also during November 2000, NiSource issued 55.5 million SAILS(SM) as a portion of the consideration payable in the acquisition of Columbia (See Note 3). The SAILS(SM) were issued as one unit consisting of two separate instruments: a debenture with a stated amount of $2.60 and a purchase contract requiring the holder to purchase for $2.60 cash, an amount of NiSource common shares based on a settlement rate that is indexed to the market price of NiSource common stock. The purchase contract settlement date will be the fourth anniversary of completion of merger date or earlier if there is a change in control of NiSource before that date. The purchase contracts may not be settled prior to the purchase contract settlement date. The debentures have been pledged to secure the holders' obligation to purchase common shares under the purchase contract.

Sinking fund requirements and maturities of long-term debt outstanding at December 31, 2000, for each of the four years subsequent to December 31, 2001, were as follows:


($ in millions)
-----------------------------------------------------------------------------------------------
    2002                                                                                  400.7
    2003                                                                                  901.7
    2004                                                                                  226.5
    2005                                                                                1,297.7
------------------------------------------------------------------------------------------------

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana that are owned by NiSource. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, was $15.8 billion at December 31, 2000.

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. At December 31, 2000, Columbia has outstanding four interest rate swap agreements effective through November 28, 2002, on $200 million notional amounts of its 6.61% Series B Debentures due November 28, 2002. In addition, Columbia has outstanding an interest rate swap agreement effective through November 28, 2005, on a $100 million notional amount of its 6.80% Series C Debentures due November 28, 2005. Under the terms of the agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characterization of a portion of Columbia's long-term debt from fixed to variable. The effect of these interest rate swaps on interest expense in 2000 and 1999 was immaterial.


15.     SHORT-TERM BORROWINGS

Acquisition Financing
In November 2000, NiSource Inc., through its NiSource Finance Corp. subsidiary, entered into a new $6.0 billion 364-day acquisition facility with a syndicate of banks. The facility was put in place to finance the Company's $6.0 billion acquisition of the Columbia Energy Group, which was consummated on November 1, 2000. Borrowings under the facility have been guaranteed by NiSource, Inc. On November 1, 2000, the facility supported $4.1 billion of commercial paper issued by NiSource Finance Corp. to finance the Columbia acquisition. At December 31, 2000, the facility supported the remaining $1.1 billion of commercial paper originally issued in connection with the Columbia acquisition.

Subsequent to the November 1, 2000 Columbia acquisition, the Company reduced its acquisition related commercial paper borrowings through the issuance of $2.65 billion of private placement notes, completed in the fourth quarter of 2000.

On November 27, 2000, the Company issued 11.5 million new shares of NiSource, Inc. common stock at an offering price of $25.25 per share. The $280.9 million of net proceeds were used to reduce borrowings under the NiSource Finance Corp. acquisition credit facility.

Other Credit Facilities
Columbia maintains two unsecured revolving credit facilities consisting of an $850.0 million 364-day revolving credit agreement that expires in October 2001, and a $50.0 million Letter of Credit Facility that expires in October 2001. At December 31, 2000, the facility supported $521 million (net of $3 million of discount) of commercial paper borrowings that had a weighted average interest rate of 7.76%.

NiSource's financing subsidiary, NiSource Capital Markets, Inc., may borrow under a $200.0 million 364-day revolving credit facility that expires on July 5, 2001. At December 31, 2000, the facility supported $171.3 million of commercial paper borrowings that had a weighted average interest rate of 7.86%. NiSource Capital Markets, Inc. also maintains multiple uncommitted lines of credit totaling $203.0 million. At December 31, 2000, there were

$188.0 million of borrowings outstanding under these uncommitted lines of credit with a weighted average interest rate of 7.96%.

Northern Indiana may borrow under a $200.0 million 364-day revolving credit facility that expires in September 2001. At December 31, 2000, the facility supported $196.2 million of commercial paper borrowings that had a weighted average interest rate of 7.03%. Northern Indiana also maintains multiple uncommitted lines of credit totaling $178.0 million. At December 31, 2000, there were $174.9 million of borrowings outstanding under these uncommitted lines of credit with a weighted average interest rate of 7.70%.

Bay State may borrow under two separate committed lines of credit totaling $115.0 million of which $55 million was outstanding at December 31, 2000 with a weighted average interest rate of 7.38%. At December 31, 2000, the committed lines supported $110.0 million of commercial paper borrowings that had a weighted average interest rate of 7.35%.

Permanent Credit Facility
NiSource is in the process of arranging a new $2.5 billion revolving credit facility with a syndicate of banks for future working capital requirements. The new facility will refinance and consolidate essentially all of NiSource's existing short-term credit facilities (discussed above) into one credit facility at the holding company level, through its NiSource Finance Corp. subsidiary. NiSource expects to have this new facility in place early in 2001.

In September 1999, Capital Markets issued $160 million PURS in an underwritten public offering. The PURS were unsecured debentures of Capital Markets and ranked equally with all other unsecured and un-subordinated debt of Capital Markets. On September 28, 2000, all $160 million PURS were redeemed by NiSource at par.

As of December 31, 2000, NiSource had $128.5 million of letters of credit outstanding. At December 31, 1999, NiSource had no letters of credit outstanding.


Short-term borrowings were as follows:



At December 31 (in millions)                                                          2000         1999
---------------------------------------------------------------------------------------------------------------
Commercial paper weighted average interest rate of 7.44% for 2000.                  $2,078.8     $  299.5

---------------------------------------------------------------------------------------------------------------
Notes payable weighted average interest rate of 7.78% and 7.44%, respectively.         417.9        351.8
Total short-term borrowings                                                         $2,496.7     $  651.3
---------------------------------------------------------------------------------------------------------------



16. CORPORATE PREMIUM INCOME EQUITY SECURITIES AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST HOLDING SOLELY COMPANY DEBENTURES

In February 1999, NiSource completed an underwritten public offering of Corporate Premium Income Equity Securities (Corporate PIES). The net proceeds of approximately $334.7 million were primarily used to fund the cash portion of the consideration payable in the acquisition of Bay State, and to repay short-term indebtedness.

The Corporate PIES were offered as one unit comprised of two separable instruments. The first component consists of stock purchase contracts to purchase, four years from the date of issuance, common shares at a face value of $50. The second component consists of mandatorily redeemable preferred securities (Preferred Securities) which represent an undivided beneficial ownership interest in the assets of NIPSCO Capital Trust I (Capital Trust). The Preferred Securities have a stated liquidation amount of $50. The sole assets of Capital Trust are subordinated debentures (Debentures) of Capital Markets that earn interest at the same rates as the Preferred Securities to which they relate, and certain rights under related guarantees by Capital Markets. The Preferred Securities have been pledged to secure the holders' obligation to purchase common shares under the stock purchase contracts.

The distributions paid on Preferred Securities are presented under the caption "Minority Interests" in NiSource's Statements of Consolidated Income. The amounts outstanding are presented under the caption "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures" in NiSource's Consolidated Balance Sheets. At December 31, 2000, there were 6.9 million 5.9% Preferred Securities outstanding with Capital Trust assets of $345 million.


17.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

INVESTMENTS. Where feasible, the fair value of investments is estimated based on market prices for those or similar investments.

LONG-TERM DEBT/PREFERRED STOCK AND PREFERRED SECURITIES. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

The carrying values and estimated fair values of financial instruments were as follows:


                                                      CARRYING    ESTIMATED   Carrying     Estimated
                                                       AMOUNT     FAIR VALUE    Amount     Fair value
At December 31, ($ in millions)                         2000         2000        1999         1999
-----------------------------------------------------------------------------------------------------
Long-term Investments                                     57.4        56.5        48.7          49.0
Long-term debt (including current portion)             5,867.5     5,291.7     1,949.2       1,808.8
Preferred stock (including current portion)              132.7       107.1       139.6         119.7
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust holding
solely Company debentures                                345.0       372.6       345.0         248.8
-----------------------------------------------------------------------------------------------------

A portion of the long-term debt relates to utility operations. The Utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

In October 1999, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade accounts receivable to Columbia Accounts Receivable Corporation (CARC), a wholly owned subsidiary of Columbia. At the same time, CARC entered into an agreement, with a third party, Canadian Imperial Bank of Commerce (CIBC), to sell a percentage ownership interest in a defined pool of accounts receivable (Sales Program). Under this Sales Program, CARC can transfer an undivided interest in a designated pool of its accounts receivable on an ongoing basis up to a maximum of $125 million until April 30, 2001, at which time the maximum decreases to $100 million. The amount available at any measurement date varies based upon the level of eligible receivables. Under this agreement, approximately $108 million of receivables were sold as of December 31, 2000.

Under a separate agreement, in conjunction with the Sales Program, Columbia of Ohio acts as agent for CIBC, the ultimate purchaser of the receivables, by performing record keeping and cash collection functions for the accounts receivable sold by CARC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

Northern Indiana may sell up to $100 million of certain of its accounts receivable to Citibank under a sales agreement, without recourse, which expires May 2003. Northern Indiana has sold $100 million under this agreement.

Under a separate agreement, in conjunction with the sales agreement, Northern Indiana acts as agent for Citibank, by performing record keeping and cash collection functions for the accounts receivable sold to Citibank. Northern Indiana receives a fee, which provides adequate compensation, for such services.


18.     OTHER COMMITMENTS AND CONTINGENCIES

A. CAPITAL EXPENDITURES. NiSource expects that approximately $650 million will be expended for construction purposes during 2001. Substantial commitments have been made in connection with this construction program.

B. SERVICE AGREEMENTS. Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at Bailly Generating Station. Services under this contract commenced on June 15, 1992, with annual charges approximating $20 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminates the agreement prior to the end of the twenty-year contract period.

C. ASSETS UNDER LIEN. Substantially all of Columbia Transmission's properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia. The first mortgage bonds of Northern Indiana constitute a first mortgage lien on certain utility property and franchises.

D. GUARANTEES AND INDEMNITIES. Primary Energy, Inc. (Primary) arranges energy-related projects for large energy-intensive customers and provides expertise in managing the engineering, construction, operation and maintenance of such projects. Through its subsidiaries, Primary has entered into agreements with several of NiSource's largest industrial customers to service a portion of their energy needs. Primary has entered into certain operating lease commitments to lease these energy-related projects. NiSource, principally through Capital Markets, guarantees certain of Primary's obligations under each lease, which are included in the amount disclosed in the Operating Leases in Note 18G.

In connection with the purchase of National Propane Partners, L.P. (National Propane) interests, Columbia has provided an indemnity to reimburse the former Managing General Partner for income taxes that would be due if certain actions by Columbia result in the recognition of certain types of income or gain by the former Managing General Partner.

E. OTHER LEGAL PROCEEDINGS. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource's consolidated financial position or results of operations.

F. ENVIRONMENTAL MATTERS:
GENERAL. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

GAS DISTRIBUTION. Several Gas Distribution subsidiaries are a "potentially responsible party" (PRP) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant
(MGP) sites which it, or its corporate predecessors, own or owned or operated. Gas Distribution subsidiaries may be required to share in the cost of clean-up of such sites. In addition, some Gas Distribution subsidiaries have corrective action liability under the RCRA for closure and clean-up costs associated with underground storage tanks.

Gas Distribution is party to or otherwise involved in clean-up of three waste disposal sites under Superfund or similar state laws. For some such sites, the potential liability is de minimis and, for others, the final costs of clean-up have not yet been determined. As site investigations and clean-ups proceed, waste disposal site liability is reviewed periodically and adjusted as additional information becomes available.

A program has been instituted to identify and investigate former MGP sites where Gas Distribution subsidiaries or predecessors thereof are the current or former owner. The investigation has identified 85 such sites. Initial investigation has been conducted at 39 sites. Investigation activities have been completed at 26 sites and remedial measures have been selected or implemented at 26 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5).

NiSource intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action. To the extent site investigations have been conducted, remediation plans developed and the responsibility for remediation established, the appropriate estimated liabilities have been recorded. A regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates.

As of December 31, 2000, a reserve of approximately $24 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response actions required, after consideration of insurance coverage, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

MERCURY PROGRAM. Until the 1960s, gas regulators containing small quantities of mercury were installed in homes on some natural gas systems. The purpose of these regulators was to reduce the pressure of the natural gas flowing from the service line for use inside of the home.

In 2000, several non-NiSource gas distribution companies were involved in highly publicized testing and clean-up programs resulting from mercury spills associated with the removal of gas regulators containing mercury. A number of the NiSource gas distribution subsidiaries are known to have utilized gas regulators that contained small quantities of mercury. All NiSource subsidiaries have implemented a program for reviewing their procedures for managing gas regulators containing mercury. While this program is currently underway, it has not identified any significant problems associated with past or current use or removal of mercury regulators. Information generated to date shows that a number of NiSource gas distribution subsidiaries have a small number or no mercury-containing gas regulators in service. Other NiSource gas distribution subsidiaries, which still utilize gas regulators containing mercury, have programs in place to ensure the proper management of gas regulators containing mercury, including ensuring that any accidental mercury spills associated with maintenance or removal of these regulators are detected and properly cleaned up.

NiSource subsidiaries have received and responded to inquiries about the current and historical use of gas regulators containing mercury from regulatory agencies in Kentucky and Pennsylvania. In addition, on December 7, 2000, the EPA Region V sent letters to all NiSource subsidiaries in Indiana and Ohio asking each of them to "review its records and address any concerns or issues associated with mercury regulators, manometers, or any other mercury-containing measuring devices." We believe that the program described in the preceding paragraph will be sufficient to satisfy the EPA's request. We currently believe that any liability associated with the current or historical use of gas regulators containing mercury will not have a material effect on its financial position or results of operations.

ELECTRIC OPERATIONS. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx) which became fully effective in 2000. All of Northern Indiana's facilities are in compliance with the sulfur dioxide and NOx limits.

The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants and other air pollutants (including NOx as discussed below), which may require significant capital expenditures for control of these emissions. Until specific rules have been issued that affect Northern Indiana's facilities, what these requirements will be or the costs of complying with these requirements cannot be predicted.

During 1998, the EPA issued a final rule, the NOx State Implementation Plan
(SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including utilities. In a March 3, 2000, decision, the United States Court of Appeals for the D.C. Circuit ruled largely in favor of the EPA's regional NOx plan and on June 22, 2000, the court extended to October 30, 2000, the deadline for the state plan submittals implementing the EPA NOx SIP Call. A petition for a hearing before the United States Supreme Court was denied on March 5, 2001. In anticipation of this outcome the State of Indiana superceded its February 2000, proposed NOx control plan designed to address Indiana's ozone nonattainment areas and regional ozone transport, by initiating rulemaking on a more stringent rule compliant with the EPA's NOx SIP call rule. That rulemaking is expected to be finalized by mid-summer 2001. NiSource is actively involved in the review and comment of the proposed Indiana rules.

In spite of the state's efforts, on December 18, 2000, the EPA sent Indiana and 10 other SIP call states and the District of Columbia deficiency notices for their failure to submit final rules by the October 30, 2000 deadline. Because Indiana has been working with the EPA and is expected to finalize its rule by mid-summer 2001, no additional adverse requirements are expected. Any NOx emission limitations resulting from the Indiana rules are expected to be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. NiSource is evaluating any potential requirements that could result from the rules as implemented by the State of Indiana. NiSource believes that the costs relating to compliance with the new standards may be substantial, but such costs are dependent upon the ultimate control program agreed to by the targeted states and the EPA and are not currently reasonably estimable. NiSource is continuing its programs to reduce NOx emissions at Northern Indiana' electric facilities and will continue to closely monitor developments in this area.

In a related matter to the NOx SIP call, several Northeastern states have filed petitions with the EPA under Section 126 of the Clean Air Act. The petitions allege harm and request relief from sources of emissions in the Midwest that allegedly cause or contribute to ozone nonattainment in their states. NiSource is monitoring the EPA's decisions on these petitions and existing litigation to determine the impact of these developments on programs to reduce NOx emissions at Northern Indiana's electric facilities.

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matters to the EPA. The Court of Appeals decision was appealed to the Supreme Court which heard oral arguments on November 7, 2000. The Supreme Court rendered a complex ruling on February 27, 2001 that will require some issues to be resolved by the D.C. Circuit Court and EPA before final rulemaking occurs. Consequently, final rules specifying a compliance level, deadline, and controls necessary for compliance are not expected in the near future. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. NiSource will continue to closely monitor developments in this area however the exact nature of the impact of the new standards on its operations will not be known for some time.

In a letter dated September 15, 1999, the Attorney General of the State of New York alleged that Northern Indiana violated the Clean Air Act by constructing a major modification of one of its electric generating stations without obtaining pre-construction permits required by the Prevention of Significant Deterioration
(PSD) program. The major modification allegedly took place at the R. M. Schahfer Station when, "in approximately 1995-1997, Northern Indiana's upgraded the coal handling system at Unit 14 at the plant." While Northern Indiana is investigating these allegations, the company does not believe that the modifications required pre-construction review under the PSD program and believes that all appropriate permits were acquired.

Initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, a by-product of burning fossil fuels. Reduction of such emissions could result in significant capital outlays or operating expenses for Northern Indiana.

On December 20, 2000, notice in the Federal Register, the EPA issued a finding that the regulation of emissions of mercury and other air toxics from coal and oil-fired electric steam generating units is necessary and appropriate. The EPA expects to issue proposed regulations by December 15, 2003, and finalized by December 15, 2004. The potential impact, if any, to NiSource's consolidated results that may occur because of any potential new regulations concerning emissions of mercury and other air toxics is unknown at this time.

REMEDIATION. Northern Indiana is a PRP at four waste disposal sites under CERCLA and similar state laws, and may be required to share in the cost of clean-up of such sites. In addition, Northern Indiana has corrective action liability under the RCRA for closure and clean-up costs associated with treatment, storage, and disposal units. As of December 31, 2000, a reserve of approximately $2.0 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRPs and their financial viability and the extent of corrective actions required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on the its financial position or results of operations.

GAS TRANSMISSION . Columbia Transmission continues to conduct assessment, characterization and remediation activities at specific sites under a 1995 the EPA Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As of December 31, 2000, field characterization has been performed at almost all of these sites, with the exception of the storage well locations. Site characterization reports and remediation plans which must be submitted to the EPA for approval, are in various stages of development and completion. Characterization of the storage well locations were initiated in the fall of 2000 and are yet to be completed. Significant remediation has taken place at mercury measurement stations, liquid removal point sites, and at a limited number of the 240 facilities. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5).

As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Columbia Transmission is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as characterization is completed and approved by the EPA, additional remediation work is performed and more facts become available, Columbia Transmission will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1.

At the end of 2000, the remaining liability recorded on the balance sheet for the transmission and storage operations was $104.5 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $16 million in 2001 and to remain at this level in the foreseeable future. These expenditures will be charged against the previously recorded liability. A regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on its operations, liquidity or financial position, based on known facts, existing laws, regulations, its cost recovery settlement with customers and the long time period over which expenditures will be made.

In addition, predecessor companies of Columbia Transmission may have been involved in the operation of manufactured gas plants. When such plants were abandoned, material used and created in the process was sometimes buried at the site. As of the date of this report, Columbia Transmission is unable to determine if it will become liable for any characterization or remediation costs at such sites.

TELECOMMUNICATIONS NETWORKS. In spring 2000, Columbia Transmission Communications Corporation (Transcom) received directives from the Philadelphia District of the U.S. Army Corps of Engineers (Philadelphia District) and an administrative order from the Pennsylvania Department of Environmental Protection (PA DEP) addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying of fiber optic cable along portions of a route between Washington, D.C. and New York City. The order and directives required Transcom to largely cease construction activities. In September 2000, Transcom entered into a voluntary settlement agreement with the Philadelphia District and contributed $1.2 million to the Pennsylvania chapter of the Nature Conservancy and the Philadelphia District lifted its directives halting work. Transcom has also had discussions with the Maryland Department of Environment and the Baltimore District of the U.S. Army Corps of Engineers regarding its construction activities in the state of Maryland. Construction is ongoing in Pennsylvania and Maryland. Transcom cannot predict the nature or amount of total remedies that may be sought in connection with the foregoing construction activities.

DISCONTINUED OPERATIONS. Columbia Propane's primary environmental issues relate to former manufactured gas plant sites acquired in the acquisition of National Propane for which accruals have been made. Investigations are currently underway at one site. One other known former manufactured gas plant site is inactive. It is possible that former manufactured gas plant sites exist at two other National Propane properties. Management does not believe that Columbia Propane's environmental expenditures will have a material adverse effect on NiSource's consolidated financial results.

NiSource's discontinued wastewater and water operations are subject to pollution control and water quality control regulations. Under the Federal Clean Water Act and state regulations, National Pollutant Discharge Elimination System permits must be obtained for water discharges and water treatment stations. These facilities either have permits for their water discharge or they have applied for a permit renewal of any expiring permits. These permits continue in effect pending review of the current applications.

Under the Federal Safe Drinking Water Act (SDWA), the Water Utilities are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally-applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes the Water Utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some, but not all, cases. In December 1998, the EPA promulgated two National Primary Drinking Water rules, the Interim Enhanced Surface Water Treatment Rule and the Disinfectants and Disinfection Byproducts Rule. The Water Utilities must comply with these rules by December 2001. Management does not believe that significant changes will be required to the Water Utilities' operations to comply with these rules; however, some cost expenditures for equipment modifications or enhancements may be necessary to comply with the Interim Enhanced Surface Water Treatment Rule. Additional rules are anticipated to be promulgated under the 1996 amendments. Compliance with such standards could be costly and require substantial changes in the Water Utilities' operations.

Under a 1991 law enacted by the Indiana legislature, a water utility may petition the IURC for prior approval of its plans and estimated expenditures required to comply with the provisions of, and regulations under, the Federal Clean Water Act and SDWA. Upon obtaining such approval, a water utility may include such costs in its rate base for rate-making purposes, to the extent its estimated costs are approved by the IURC, and recover its costs of developing and implementing the approved plans if statutory standards are met. The capital costs for such new systems, equipment or facilities or modifications of existing facilities may be included in a water utility's rate base upon completion of construction of the project or any part thereof. Such an addition to rate base, however, would effect a change in water rates. NiSource's principal water utility, Indianapolis Water Company (IWC), has agreed to a moratorium on water rate increases until 2002. Therefore, recovery of any increased costs discussed above may not be timely.

ENVIRONMENTAL RESERVES. It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates for certain of NiSource companies.

As of December 31, 2000, a reserve of approximately $130.5 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other PRPs and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required, after consideration of insurance coverages, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

G. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $57.4 million in 2000, $48.5 million in 1999 and $22.1 million in 1998.

Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:


($  in millions)
-----------------------------------------------------------------------------------------------
2001                                                                                    81.3
2002                                                                                   125.6
2003                                                                                   140.3
2004                                                                                    82.3
2005                                                                                    80.2
After                                                                                  721.4
-----------------------------------------------------------------------------------------------


H. PURCHASE COMMITMENTS. NiSource has service agreements that provide for pipeline capacity, transportation and storage services. These agreements which have expiration dates ranging from 2001 to 2014, provide for NiSource to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2000, were:


($ in millions)
-----------------------------------------------------------------------------------------------
2001                                                                                     97.2
2002                                                                                     75.5
2003                                                                                     54.0
2004                                                                                     45.3
2005                                                                                     35.4
After                                                                                   152.4
-----------------------------------------------------------------------------------------------



19.     OTHER, NET


Year Ended December 3l, (in millions)                       2000             1999        1998
-----------------------------------------------------------------------------------------------
Interest income                                           $  18.7         $   6.5    $    7.4
Gain on sale of assets                                       55.4             7.5         1.5
Miscellaneous                                               (32.0)          (34.6)        0.6
-----------------------------------------------------------------------------------------------
TOTAL OTHER, NET                                          $  42.1         $ (20.6)   $    9.5
-----------------------------------------------------------------------------------------------

20. INTEREST EXPENSE, NET


Year Ended December 31, (in millions)                           2000          1999      1998
-----------------------------------------------------------------------------------------------
Interest on long-term debt                                  $  136.6      $ 119.5    $  106.6
Interest on short-term debt                                    166.6         31.5        12.2
Discount on prepayment transactions                              7.9          4.7         4.3
Other                                                           (2.7)         0.4        (2.3)
Allowance for borrowed funds used
 and interest during construction                               (3.9)        (0.7)       (0.6)
-----------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE, NET                                 $  304.5      $ 155.4    $  120.2
-----------------------------------------------------------------------------------------------


21.     SEGMENTS OF BUSINESS

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

NiSource's operations are divided into six primary business segments. The gas distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Northern Indiana and certain areas of Massachusetts, Maine and New Hampshire. The electric operations segment provides electric service in 21 counties in the northern part of Indiana. Although the electric segment has a diversified base of residential and commercial customers, substantial portions of their industrial deliveries are dependent on the basic steel industry. The gas transmission and storage segment offers transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The exploration and production segment explores for, develops, produces and markets gas and oil in the United States and in Canada. The energy marketing segment provides energy-related services including gas marketing and asset management services to LDCs, wholesale, commercial and industrial customers. The other products and services segment participates in the development of non-rate regulated power projects, real estate, telecommunications and other businesses.

The current segment structure is not significantly different than segments reported prior to the merger. Previous periods did not include a transmission and storage or an exploration and production segment but did include a water utilities segment. As discussed in Note 5, the water utilities business is being reported as discontinued operations. With the adoption of the new segment alignment an additional change has been to focus on operating income as the primary financial measure for segments as opposed to a form of EBIT used in prior periods.

The following tables provide information about business segments. NiSource uses operating income as its primary measurement for each of the reported segments and makes decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Revenues include intersegment sales to affiliated subsidiaries, which are eliminated when consolidated. Affiliated sales are recognized on the basis of prevailing market or regulated prices. Operating income is derived from revenues and expenses directly associated with each segment.

 (in millions)                                   2000                1999                1998
-------------------------------------------------------------------------------------------------
REVENUES
   Gas Distribution
     Unaffiliated                           $  2,083.8          $    976.1          $    630.9
     Intersegment                                137.9               113.6                20.4
-------------------------------------------------------------------------------------------------
     TOTAL                                     2,221.7             1,089.7               651.3
-------------------------------------------------------------------------------------------------
   Electric
     Unaffiliated                              1,557.4             1,346.3             1,426.6
     Intersegment                                  2.5                 2.6                 3.4
-------------------------------------------------------------------------------------------------
     TOTAL                                     1,559.9             1,348.9             1,430.0
-------------------------------------------------------------------------------------------------
   Gas Transmission and Storage
     Unaffiliated                                109.7                 -                   -
     Intersegment                                 52.0                 -                   -
-------------------------------------------------------------------------------------------------
     TOTAL                                       161.7                 -                   -
-------------------------------------------------------------------------------------------------
   Exploration and Production
     Unaffiliated                                 41.1                 -                   -
     Intersegment                                  -                   -                   -
-------------------------------------------------------------------------------------------------
     TOTAL                                        41.1                 -                   -
-------------------------------------------------------------------------------------------------
   Energy Marketing
     Unaffiliated                              1,963.8               715.6               582.8
     Intersegment                                139.5                59.1                61.5
-------------------------------------------------------------------------------------------------
     TOTAL                                     2,103.3               774.7               644.3
-------------------------------------------------------------------------------------------------
   Other Products and Services
     Unaffiliated                                181.9               191.3               165.8
     Intersegment                                 77.4                51.6                45.2
-------------------------------------------------------------------------------------------------
     TOTAL                                       259.3               242.9               211.0
-------------------------------------------------------------------------------------------------
   Adjustments and eliminations
     Intersegment                               (316.3)             (182.7)              (92.7)
-------------------------------------------------------------------------------------------------
   CONSOLIDATED                             $  6,030.7          $  3,273.5          $  2,843.9
-------------------------------------------------------------------------------------------------


(in millions)                                    2000                  1999                1998
---------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)

   Gas Distribution                       $     225.4             $    115.4           $   65.1
   Electric                                     364.0                  363.4              348.6
   Gas Transmission and Storage                  61.5                    -                  -
   Exploration and Production                    15.6                    -                  -
   Energy Marketing                              (2.0)                 (15.5)              (2.1)
   Other Products and Services                    6.6                   19.1                4.1
   Corporate                                   (115.3)                 (44.9)             (13.1)
   Adjustments and eliminations                  12.0                    0.4                0.1
---------------------------------------------------------------------------------------------------
   CONSOLIDATED                           $     567.8             $    437.9           $  402.7
---------------------------------------------------------------------------------------------------
DEPRECIATION AMORTIZATION & DEPLETION
   Gas Distribution                       $     147.3             $    115.4           $   74.7
   Electric                                     162.7                  158.5              156.8
   Gas Transmission and Storage                  26.1                    -                  -
   Exploration and Production                     9.1                    -                  -
   Energy Marketing                              11.8                    5.0                0.6
   Other Products and Services                   12.6                   11.5                8.7
   Corporate                                      4.5                    4.6                0.9
   Adjustments and eliminations                   -                      -                  0.1
---------------------------------------------------------------------------------------------------
   CONSOLIDATED                           $     374.1             $    295.0           $  241.8
---------------------------------------------------------------------------------------------------
ASSETS
   Gas Distribution                       $   6,135.8             $  2,559.4           $1,192.2
   Electric                                   2,722.0                2,595.4            2,592.8
   Gas Transmission and Storage               2,934.4                    -                  -
   Exploration and Production                   960.6                    -                  -
   Energy Marketing                           2,222.7                  641.0              177.9
   Other Products and Services                  744.7                  382.5              348.2
   Corporate                                 10,174.1                1,615.6              672.3
   Adjustments and eliminations              (6,197.5)              (1,365.3)            (388.0)
---------------------------------------------------------------------------------------------------
   CONSOLIDATED                           $  19,696.8             $  6,428.6           $4,595.4
---------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
   Gas Distribution                       $     138.3             $    145.2           $   63.0
   Electric                                     132.2                  134.0              124.0
   Gas Transmission and Storage                  50.3                    -                  -
   Exploration and Production                    22.7                    -                  -
   Energy Marketing                               1.2                    0.7                -
   Other Products and Services                   21.1                   14.0               11.3
   Corporate                                      -                      -                  -
---------------------------------------------------------------------------------------------------
   CONSOLIDATED                           $     365.8             $    293.9           $  198.3
---------------------------------------------------------------------------------------------------

 22.    QUARTERLY FINANCIAL DATA

Quarterly financial data does not always reveal the trend of NiSource's business operations due to nonrecurring items and seasonal weather patterns which affect earnings and related components of net revenues and operating income.


                                                    First       Second         Third        Fourth
($ in millions, except per share data)            Quarter       Quarter       Quarter      Quarter
-------------------------------------------------------------------------------------------------------

2000
Gross Revenues                                     1,106.4      1,003.1       1,179.4      2,741.8
Operating Income                                     174.7         83.2          95.8        214.1
Income (Loss) from Continuing
  Operations                                          79.1         21.4          46.8         (0.2)
Income from Discontinued Operations
  net of taxes                                         0.5          2.0           5.2          2.1
Net Income                                            79.6         23.4          52.0          1.9

Basic Earnings Per Share of Common Stock
  Continuing Operations                               0.64         0.18          0.39          -
  Discontinued Operations                              -           0.01          0.04         0.01
-------------------------------------------------------------------------------------------------------
  Basic Earnings per Share                            0.64         0.19          0.43         0.01
-------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock
  Continuing Operations                               0.62         0.17          0.38          -
  Discontinued Operations                               -          0.01          0.04         0.01
-------------------------------------------------------------------------------------------------------
  Diluted Earnings Per Share                          0.62         0.18          0.42         0.01
-------------------------------------------------------------------------------------------------------
1999
Gross Revenues                                       870.8        707.3         777.7        917.7
Operating Income                                     154.3         79.0          95.3        109.3
Income from Continuing Operations                     77.9         21.2          23.4         31.4
Income (Loss) from Discontinued Operations -
  net of taxes                                        (1.3)         1.7           4.6          1.5
Net Income                                            76.6         22.9          28.0         32.9

Basic Earnings (Loss) Per Share of Common Stock
  Continuing Operations                               0.63         0.17          0.19         0.25
  Discontinued Operations                            (0.01)        0.01          0.03         0.01
-------------------------------------------------------------------------------------------------------
  Basic Earnings Per Share                            0.62         0.18          0.22         0.26
-------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share of Common Stock
  Continuing Operations                              0.63         0.17           0.19         0.24
  Discontinued Operations                           (0.01)        0.01           0.03         0.01
-------------------------------------------------------------------------------------------------------
  Diluted Earnings Per Share                         0.62         0.18           0.22         0.25
-------------------------------------------------------------------------------------------------------

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET




    As of December 31, (in millions)                                           2000       1999
-----------------------------------------------------------------------------------------------

ASSETS
Other property, at cost, less accumulated depreciation                        $17.2      $16.6

Investments and Other Assets:
    Net assets of discontinued operations                                     560.4      245.4
    Assets held for sale                                                       33.5        0.0
    Investments in subsidiary companies                                     7,172.6    1,715.3
-----------------------------------------------------------------------------------------------
         Total Investments                                                  7,766.5    1,960.7
-----------------------------------------------------------------------------------------------

Current Assets:
    Cash and cash equivalents                                                   3.5        3.3
    Amounts receivable from subsidiaries                                      468.9       76.5
    Prepayments                                                                37.9       81.3
-----------------------------------------------------------------------------------------------
         Total Current Assets                                                 510.3      161.1
-----------------------------------------------------------------------------------------------

Other (principally notes receivable from associated companies)                483.5      591.3
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $8,777.5   $2,729.7
===============================================================================================


CAPITALIZATION AND LIABILITIES

Capitalization:
    Common Stock Equity                                                    $3,415.2   $1,353.5
    Long-term debt, excluding amounts due within one year                     108.5        0.0
-----------------------------------------------------------------------------------------------
         Total Capitalization                                               3,523.7    1,353.5
-----------------------------------------------------------------------------------------------

Current Liabilities                                                           182.1       88.3

Other (principally notes payable to associated companies)                   5,071.7    1,287.9

TOTAL CAPITALIZATION AND LIABILITIES                                       $8,777.5   $2,729.7
===============================================================================================

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENT OF INCOME




Year ended December 31,  (in millions, except per share
amounts)                                                     2000           1999          1998
-----------------------------------------------------------------------------------------------

Equity in net earnings of subsidiaries                     $267.1          $214.6        $206.2
-----------------------------------------------------------------------------------------------

Other income (deductions):
Administrative and general expenses                         (86.5)          (42.4)        (14.2)
Interest income                                              51.6            41.1          31.9
Interest expense                                           (141.5)          (88.1)        (48.4)
Other, net                                                   (2.6)           (8.1)          1.0
-----------------------------------------------------------------------------------------------
                                                           (179.0)          (97.5)        (29.7)
-----------------------------------------------------------------------------------------------

Income from continuing operations before income taxes        88.1           117.1         176.5
Income taxes                                                (59.0)          (36.8)        (12.1)
-----------------------------------------------------------------------------------------------
Income from continuing operations                           147.1           153.9         188.6
-----------------------------------------------------------------------------------------------
Income from discontinued operations - net of tax              9.8             6.5           5.3
-----------------------------------------------------------------------------------------------
NET INCOME                                                 $156.9          $160.4        $193.9
===============================================================================================

Average common shares outstanding (thousands)             134,470        124,343        120,778

Basic earnings per share
     Continuing operations                                  $1.09           $1.24         $1.56
     Income from discontinued operations                     0.07            0.05          0.04
-----------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                    $1.16           $1.29         $1.60
===============================================================================================

Diluted earnings per share
     Continuing operations                                  $1.08           $1.22         $1.55
     Income from discontinued operations                     0.07            0.05          0.04
-----------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                  $1.15           $1.27         $1.59
===============================================================================================

                         NISOURCE INC AND SUBSIDIARIES
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS



Year ended December 31, (in millions, except per share
amounts)                                                         2000         1999         1998
-------------------------------------------------------------------------------------------------

Net cash provided in operating activities                   $  (152.0)   $   167.3     $  177.5
-------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Acquisition of businesses, net of cash acquired            (5,654.5)      (550.2)
  Acquisition of Minority Interest
  Construction Work in Progress                                   0.7         (8.7)        (7.4)
  Sale of property                                                                         (0.1)
  Proceeds from disposition of assets                            68.3
  Investments at cost                                                        (10.0)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities          (5,585.5)      (568.9)        (7.5)
-------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Issuance of common shares                                   2,042.1        314.5         10.4
  Increase(decrease) in notes payable to subsidiaries         3,785.0        585.2        175.0
  Increase in notes receivable from subsidiaries                108.3       (253.0)       (31.0)
  Cash dividends paid on common shares                         (131.8)      (125.6)      (116.4)
  Acquistion of treasury shares                                 (65.9)      (126.4)      (204.0)
  Other
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           5,737.7        394.7       (166.0)
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              0.2         (6.9)         4.0
Cash and cash equivalents at beginning of year                    3.3         10.2          6.2
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $     3.5    $     3.3     $   10.2
=================================================================================================

                         NISOURCE INC. AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1. DIVIDENDS FROM SUBSIDIARIES

        Cash dividends paid to NiSource Inc. (NiSource) by its consolidated subsidiaries were (in millions of dollars): $302.2, $239.2 and $207.6 in 2000, 1999 and 1998, respectively.

2. NOTES TO CONDENSED FINANCIAL STATEMENTS

        See Item 8. on pages 49 through 80 for the full text of notes to the Consolidated Financial Statements.

                                NISOURCE INC.

                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                    TWELVE MONTHS ENDED DECEMBER 31, 2000


                                                                         ADDITIONS                           DEDUCTIONS
                                                                 -----------------------                     FOR PURPOSES
                                           BALANCE               CHARGED TO    CHARGED                       FOR WHICH     BALANCE
                                            JAN.1,               COSTS AND    TO OTHER                        RESERVES     DEC. 31,
DESCRIPTION ($ IN MILLIONS)                 2000   ACQUISITIONS  EXPENSES      ACCOUNT    SALE OF ASSETS    WERE CREATED     2000
------------------------------------------------------------------------------------------------------------------------------------
Reserves Deducted in Consolidated
   Balance Sheet from Assets to Which
   They Apply:
         Reserve for accounts receivable..  $30.4    $    15.0   $  94.7        $  1.2     $   0.2          $   97.8     $   43.3
         Reserve for other investments....  $24.7    $       -   $  21.5        $    -     $     -          $    2.8     $   43.4

Reserves Classified Under Reserve
   Section of Consolidated Balance
         Sheet:
Injuries and damages reserve..............  $13.0    $       -   $   6.5        $    -     $   1.2          $    6.9     $   11.4
         Environmental reserves...........  $23.8    $   110.0   $   1.8        $    -     $     -          $    5.1     $  130.5
         Restructuring reserve............  $ -      $    66.9   $   5.8        $    -     $     -          $    7.3     $   65.4
         Other............................  $ 4.1    $       -   $   0.5        $    -     $     -          $    -       $    4.6
-----------------------------------------------------------------------------------------------------------------------------------

                                NISOURCE INC.

                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                    TWELVE MONTHS ENDED DECEMBER 31, 1999


                                                                            ADDITIONS                         DEDUCTIONS
                                                                      ----------------------                 FOR PURPOSES
                                              BALANCE                 CHARGED TO    CHARGED                    FOR WHICH   BALANCE
                                               JAN.1,                 COSTS AND     TO OTHER                   RESERVES    DEC. 31,
DESCRIPTION ($ IN MILLIONS)                     1999    ACQUISITIONS  EXPENSES      ACCOUNT  SALE OF ASSETS  WERE CREATED    1999
-----------------------------------------------------------------------------------------------------------------------------------
Reserves Deducted in Consolidated
     Balance Sheet from Assets to Which
     They Apply:
       Reserve for accounts receivable....... $    9.0   $   8.9      $   28.4      $    -       $   -         $   15.7    $  30.6
       Reserve for investments, at equity.... $    1.0   $   -        $   23.9      $    -       $   -         $    0.2    $  24.7

Reserves Classified Under Reserve
     Section of Consolidated Balance
       Sheet:
Injuries and damages reserve................. $    7.4   $   5.2      $    8.7      $    -       $   -         $    8.3    $  13.0
       Environmental reserves................ $   19.1   $   6.0      $    3.9      $    -       $   -         $    5.2    $  23.8
       Restructuring reserve................. $    -     $   -        $      -      $    -       $   -         $    -      $   -
       Other................................. $    7.1   $   -        $    0.2      $    -       $   -         $    3.2    $   4.1
-----------------------------------------------------------------------------------------------------------------------------------

                                NISOURCE INC.

                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                    TWELVE MONTHS ENDED DECEMBER 31, 1998

                                                                              ADDITIONS                        DEDUCTIONS
                                                                       ----------------------                 FOR PURPOSES
                                                BALANCE                CHARGED TO    CHARGED                   FOR WHICH    BALANCE
                                                JAN. 1,                COSTS AND     TO OTHER                  RESERVES     DEC. 31,
DESCRIPTION ($ IN MILLIONS)                       1998   ACQUISITIONS  EXPENSES      ACCOUNT  SALE OF ASSETS  WERE CREATED   1998
------------------------------------------------------------------------------------------------------------------------------------
Reserves Deducted in Consolidated
      Balance Sheet from Assets to Which
      They Apply:
           Reserve for accounts receivable..... $   5.9         $   -    $  14.6     $    -     $   -           $   11.5   $    9.0
           Reserve for investments, at equity.. $   1.8         $   -    $   -       $    -     $   -           $    0.8   $    1.0

Reserves Classified Under Reserve
     Section of Consolidated Balance
           Sheet:
           Injuries and damages reserve........ $   6.5         $   -    $   5.7     $    -     $   -           $    4.8   $    7.4
           Environmental reserves.............. $  19.4         $   -    $   5.1     $    -     $   -           $    5.4   $   19.1
           Restructuring reserve............... $   -           $   -    $   -       $    -     $   -           $      -   $    -
           Other............................... $   3.9         $   -    $   3.2     $    -     $   -           $      -   $    7.1
------------------------------------------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has not been a change of accountants nor any disagreements concerning accounting and financial disclosure within the past two years.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant Information regarding executive officers is included as a supplemental item at the end of
Item 4 of Part I of this Form 10-K.

Information regarding directors is included at pages 2-5 in the Notice of Annual Meeting and Proxy Statement dated March 12, 2001, for the Annual Meeting of Stockholders to be held on April 11, 2001, which information is incorporated by reference.

Item 11.  Executive Compensation

Information regarding executive compensation is included at pages 7-9 and 11-16 in the Notice of Annual Meeting and Proxy Statement dated March 12, 2001, for the Annual Meeting of Stockholders to be held on April 11, 2001, which information is incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is included at page 6 in the Notice of Annual Meeting and Proxy Statement dated March 12, 2001, for the Annual Meeting of Stockholders to be held on April 11, 2001, which information is incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

Not Applicable

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

    Exhibits

    The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 91 through 98. Each management contract or compensatory plan or arrangement of NiSource listed on the
    Exhibit Index is separately identified by an asterisk.

    Financial Statement Schedules

    All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.

    Reports on Form 8-K

                                  Financial
            Item         Statements
          Reported        Included                  Date of Event               Date Filed
          --------        ---------             -----------------------     --------------------------
            2,5,7            YES                November 1, 2000             November 1, 2000  (amendment filed November 30, 2000)
              7              NO                 November 2, 2000             November 3, 2000
              9              NO                 November 6, 2000             November 6, 2000  (amendment filed November 7, 2000)
              5              NO                 November 7, 2000             November 7, 2000
            5, 7             NO                 November 14, 2000            December 1, 2000
              5              NO                 November 21, 2000            November 21, 2000

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                         NiSource Inc.
                                                  --------------------------------
                                                        (Registrant)



Date       March  27, 2001                 By:   /s/           GARY L. NEALE
     -----------------------------               --------------------------------------------------------
                                                                Gary L. Neale
                                           Chairman, President and Chief Executive Officer, and Director
                                                         (Principal Executive Officer)




                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/     GARY L. NEALE                     Chairman, President and Chief                   March 27, 2001
----------------------------------          Executive Officer, and Director
          Gary L. Neale                     (Principal Executive Officer)


  /s/    STEPHEN P. ADIK                    Vice Chairman and Director                      March 27, 2001
----------------------------------
         Stephen P. Adik

  /s/   STEVEN C. BEERING                   Director                                        March 27, 2001
----------------------------------
        Steven C. Beering

  /s/    ARTHUR J. DECIO                    Director                                        March 27, 2001
----------------------------------
         Arthur J. Decio

  /s/   DENNIS E. FOSTER                    Director                                        March 27, 2001
----------------------------------
        Dennis E. Foster

  /s/  JEFFREY W. GROSSMAN                  Vice President and Controller                   March 27, 2001
----------------------------------          (Principal Accounting Officer)
       Jeffrey W. Grossman

  /s/    JAMES T. MORRIS                    Director                                        March 27, 2001
----------------------------------
         James T. Morris

  /s/ MICHAEL W. O'DONNELL                  Executive Vice President and                    March 27, 2001
----------------------------------          Chief Financial Officer
      Michael W. O'Donnell                  (Principal Financial Officer)

  /s/    IAN M. ROLLAND                     Director                                        March 27, 2001
----------------------------------
         Ian M. Rolland

  /s/   JOHN W. THOMPSON                    Director                                        March 27, 2001
----------------------------------
        John W. Thompson

  /s/    ROBERT J. WELSH                    Director                                        March 27, 2001
----------------------------------
         Robert J. Welsh

  /s/  DR. CAROLYN Y. WOO                   Director                                        March 27, 2001
----------------------------------
       Dr. Carolyn Y. Woo

  /s/    ROGER A. YOUNG                     Director                                        March 27, 2001
----------------------------------
         Roger A. Young

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION OF ITEM
------                          -------------------

(2.1) Agreement and Plan of Merger dated as of February 27, 2000, as amended and restated as of March 31, 2000, among Columbia Energy
           Group, NiSource Inc., New NiSource Inc., Parent Acquisition Corp.,
           Company Acquisition Corp. and NiSource Finance Corp (incorporated by reference to Annex I to the joint proxy statement/prospectus dated
           April 24, 2000, filed as a part of the Registration Statement on Form
           S-4 (No. 333-33896)).

(3.1) Amended and Restated Certificate of Incorporation of NiSource Inc., effective October 31, 2000, as amended November 1, 2000 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(3.2)      Amended and Restated By-Laws of NiSource Inc.**

(4.1)      Indenture dated August 1, 1939 between Northern Indiana Public
           Service Company (Northern Indiana) and Trustees (incorporated by reference to Exhibit 7 to the Northern Indiana Registration Statement
           (Registration No. 2-5178)).

(4.2) Third Supplemental Indenture dated August 1, 1943 (incorporated by reference to Exhibit 7-C to the Northern Indiana Registration
           Statement (Registration No. 2-5178)).

(4.3)      Eighteenth Supplemental Indenture dated September 1, 1967
           (incorporated by reference to Exhibit 1 to the Northern Indiana
           Current Report on Form 8-K dated October 9, 1967).

(4.4) Nineteenth Supplemental Indenture dated October 1, 1968 (incorporated by reference to Exhibit 1 to the Northern Indiana Current Report on Form 8-K dated November 8, 1968).

(4.5)      Twenty-third Supplemental Indenture dated March 31, 1972
           (incorporated by reference to Exhibit 2 to the Northern Indiana
           Current Report on Form 8-K dated May 5, 1972).

(4.6) Thirty-third Supplemental Indenture dated June 1, 1980 (incorporated by reference to Exhibit 1 to the Northern Indiana Quarterly Report on Form 10-Q for the quarter ended June 30, 1980).

(4.7) Forty-first Supplemental Indenture dated July 1, 1991 (incorporated by reference to Exhibit 1 to the Northern Indiana Current Report on Form 8-K dated March 25, 1992).

(4.8)      Indenture dated as of March 1, 1988, between Northern Indiana and
           Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration Statement
           (Registration No. 33-44193)).

(4.9)      First Supplemental Indenture dated as of December 1, 1991, between
           Northern Indiana and Manufacturers Hanover Trust Company, as Trustee
           (incorporated by reference to Exhibit 4.1 to the Northern Indiana
           Registration Statement (Registration No. 33-63870)).

(4.10)     Memorandum of Agreement with City of Michigan City, Indiana
           (incorporated by reference to Exhibit 7 to the Northern Indiana
           Registration Statement (Registration No. 2-48531)).

** Exhibit filed herewith.

EXHIBIT
NUMBER                          DESCRIPTION OF ITEM
------                          -------------------

(4.11)     Financing Agreement No. 1 dated November 1, 1988, between Northern
           Indiana and Jasper County, Indiana regarding $37,000,000 Series 1988A
           Pollution Control Refunding Revenue Bonds. Identical Financing agreements between Northern Indiana and Jasper County, Indiana provide for the issuance of $47,000,000 Series 1988B, $46,000,000
           Series 1988C and $24,000,000 Series 1988D Pollution Control Refunding
           Revenue Bonds (incorporated by reference to Exhibit 8 to the Northern
           Indiana Current Report on Form 8-K dated March 16, 1989).

(4.12) Financing Agreement dated July 1, 1991, with Jasper County, Indiana regarding $55,000,000 Series 1991 Collateralized Pollution Control
           Refunding Revenue Bonds (incorporated by reference to Exhibit 3 to the Northern Indiana Current Report on Form 8-K dated March 25,
           1992).

(4.13) Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and
           $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds
           (incorporated by reference to Exhibit 4.16 to the Northern Indiana
           Annual Report on Form 10-K for year ended December 31, 1994).

(4.14)     Indenture between NIPSCO Industries, Inc., NIPSCO Capital Markets,
           Inc. and Chemical Bank as Trustees dated February 1, 1996
           (incorporated by reference to Exhibit 1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 33-65285)).

(4.15)     Rights Agreement, dated November 1, 2000, between NiSource Inc. and
           ChaseMellon Shareholder Services, L.L.C., as rights agent.
           (incorporated by reference to Exhibit 4.1 to the NiSource Inc.
           Current Report on Form 8-K dated November 1, 2000).

(4.16)     Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital
           Markets, Inc. and Chase Manhattan Bank as trustee dated February 14,
           1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO
           Industries, Inc. Registration Statement (Registration No.
           333-22347)).

(4.17) Fourteenth Supplemental Indenture dated as of January 15, 1978, between the Fidelity Bank, and IWC, including as Appendix A the "Restatement of Principal Indenture of Indianapolis Water Company," which, except as otherwise specified, restates the granting clauses and all other sections contained in the First Mortgage dated July 1, 1936, between Fidelity-Philadelphia Trust Company and IWC as amended by the Fourth, Fifth, Sixth, Eighth, Twelfth and Fourteenth
           Supplemental Indentures (incorporated by reference to Exhibit 4-B1 to
           IWC's Annual Report on Form 10-K for the year ended December 31,
           1980).

(4.18)     Eleventh Supplemental Indenture dated as of December 1, 1971
           (incorporated by reference to Exhibit 4-B6 to IWC's Annual Report on
           Form 10-K for the year ended December 31, 1980).

(4.19)     Seventeenth Supplemental Indenture dated as of March 1, 1989, between
           Fidelity Bank, National Association and IWC (incorporated by reference to Exhibit 4-A9 to the IWC Resources Corporation (IWCR)
           Annual Report on Form 10-K for the year ended December 31, 1988).

(4.20)     Eighteenth Supplemental Indenture dated as of March 1, 1989, between
           Fidelity Bank, National Association and IWC (incorporated by reference to Exhibit 4-A10 to IWCR's Annual Report on Form 10-K for the year ended December 31, 1988).

(4.21)     Nineteenth Supplemental Indenture dated as of June 1, 1989, between
           Fidelity Bank, National Association and IWC (incorporated by reference to Exhibit 4-A9 to IWCR's Registration Statement
           (Registration No. 33-43939)).

EXHIBIT
NUMBER                          DESCRIPTION OF ITEM
------                          -------------------

(4.22) Twentieth Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association and IWC (incorporated by reference to Exhibit 4-A9 to IWCR's Annual Report on Form 10-K for the year ended December 31, 1992).

(4.23) Twenty-first Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association and IWC (incorporated by reference to Exhibit 4-A10 to IWCR's Annual Report on Form 10-K for the year ended December 31, 1992).

(4.24) Twenty-second Supplemental Indenture dated as of April 1, 1993, between IWC and Fidelity Bank, National Association (incorporated by reference to Exhibit 4.15 to IWCR's Annual Report on Form 10-K for the year ended December 31, 1993).

(4.25)     Indenture of Trust dated as of December 1, 1992, between City of
           Indianapolis, Indiana, and IWC to National City Bank, Indiana, as
           Trustee (incorporated by reference to Exhibit 10-J to IWCR's Annual
           Report on Form 10-K for the year ended December 31, 1992).

(4.26)     Loan Agreement dated as of December 1, 1992, between IWC and City of
           Indianapolis, Indiana (incorporated by reference to Exhibit 10-K to
           IWCR's Annual Report on Form 10-K for the year ended December 31,
           1992).

(4.27)     Guaranty Agreement dated as of December 1, 1992, between IWCR and
           National City Bank, Indiana, as Trustee (incorporated by reference to
           Exhibit 10-L to IWCR's Annual Report on Form 10-K for the year ended
           December 31, 1992).

(4.28)     Indenture of Trust, City of Indianapolis, Indiana, and IWC to
           National City Bank, Indiana, as Trustee, dated as of April 1, 1993
           (incorporated by reference to Exhibit 4.14 to IWCR's Annual Report on
           Form 10-K for the year ended December 31, 1993).

(4.29)     Loan Agreement dated as of April 1, 1993, between IWC and the City of
           Indianapolis (incorporated by reference to Exhibit 10.11 to IWCR's
           Annual Report on Form 10-K for the year ended December 31, 1993).

(4.30)     Guaranty Agreement between IWCR and National City Bank, Indiana, as
           Trustee, dated as of April 1, 1993 (incorporated by reference to Exhibit 10.12 to IWCR's Annual Report on Form 10-K for the year ended
           December 31, 1993).

(4.31)     Note Agreement dated as of March 1, 1994, between IWCR and American
           United Life Insurance Company (incorporated by reference to Exhibit
           10.12 to IWCR's Annual Report on Form 10-K for the year ended
           December 31, 1992).

(4.32) Indenture of Trust of Town of Fishers and IWC to National City Bank of Indiana, As Trustee, dated as of July 15, 1998 (including Form of
           $30,000,000 Town of Fishers, Indiana Economic Development Water
           Facilities Refunding Revenue bond, series 1998 (Indianapolis Water
           Company Project) (incorporated by reference to Exhibit 4.1 to NIPSCO
           Industries, Inc.'s Quarterly Report on Form 10-Q for the period ended
           September 30, 1998).

(4.33)     Indenture of Trust of City of Indianapolis, Indiana and IWC to
           National City Bank of Indiana, As Trustee, dated as of July 15, 1998
           (including Form of $10,000,000 City of Indianapolis, Indiana Economic
           Development Water Facilities Refunding Revenue Bonds, Series 1998
           (Indianapolis Water Company Project) (incorporated by reference to
           Exhibit 4.2 to NIPSCO Industries, Inc.'s Quarterly Report on Form
           10-Q for the period ended September 30, 1998).

EXHIBIT
NUMBER                          DESCRIPTION OF ITEM
------                          -------------------

(4.34)     Certificate of Trust of NIPSCO Capital Trust I by and among Chase
           Manhattan Bank Delaware, The Chase Manhattan Bank, Stephen P. Adik,
           Francis P. Girot, Jr., and Arthur A. Paquin dated December 17, 1998
           (incorporated by reference to Exhibit 4.6 to the NIPSCO Industries, Inc. Registration Statement on Form S-3 dated December 18, 1998).

(4.35) Amended and Restated Declaration of Trust of NIPSCO Capital Trust I by and among NIPSCO Capital Markets, Inc., The Chase Manhattan Bank,
           Chase Manhattan Bank Delaware, Stephen P. Adik, Francis P. Girot,
           Jr., and Arthur A. Paquin dated February 16, 1999 (incorporated by reference to Exhibit 4.35 to the NiSource Inc. Annual Report on Form
           10-K for the period ended December 31, 1999).

(4.36)     First Supplemental Indenture dated February 16, 1999, by and among
           NIPSCO Capital Markets, Inc., NIPSCO Industries, Inc., and the Chase
           Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.36 to the NiSource Inc. Annual Report on Form 10-K for the period ended
           December 31, 1999).

(4.37)     Purchase Contract Agreement by and among NIPSCO Industries, Inc. and
           The Chase Manhattan Bank, as Purchase Contract Agent, dated February
           16, 1999 (incorporated by reference to Exhibit 4.37 to the NiSource
           Inc. Annual Report on Form 10-K for the period ended December 31,
           1999).

(4.38)     Pledge Agreement by and among NIPSCO Industries, Inc., The First
           National Bank of Chicago, as Collateral Agent and Securities
           Intermediary, and The Chase Manhattan Bank, As Purchase Contract
           Agent dated February 16, 1999 (incorporated by reference to Exhibit
           4.38 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999).

(4.39)     Remarketing Agreement dated February 16, 1999, among NIPSCO
           Industries, Inc., NIPSCO Capital Markets, Inc., NIPSCO Capital Trust
           I, and Lehman Brothers Inc., as Remarketing Agent (incorporated by reference to Exhibit 4.39 to the NiSource Inc. Annual Report on Form
           10-K for the period ended December 31, 1999).

(4.40)     Indenture, dated November 1, 2000, between NiSource Inc. and The
           Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.3 to the NiSource Inc. Current Report on Form 8-K dated
           November 1, 2000).

(4.41)     First Supplemental Indenture, dated November 1, 2000, between
           NiSource Inc. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.4 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.42)     Purchase Contract Agreement, dated November 1, 2000, between NiSource
           Inc. and The Chase Manhattan Bank, as purchase contract agent
           (incorporated by reference to Exhibit 4.5 to the NiSource Inc.
           Current Report on Form 8-K dated November 1, 2000).

(4.43)     Pledge Agreement, dated November 1, 2000, between NiSource Inc., Bank
           One, National Association, as collateral agent, Bank One, National
           Association, as securities intermediary, and The Chase Manhattan
           Bank, as purchase contract agent (incorporated by reference to Exhibit 4.6 to the NiSource Inc. Current Report on Form 8-K dated
           November 1, 2000).

(4.44)     Remarketing Agreement, dated November 1, 2000, between NiSource Inc.
           and Credit Suisse First Boston Corporation, as remarketing Agent
           (incorporated by reference to Exhibit 4.7 to the NiSource Inc.
           Current Report on Form 8-K dated November 1, 2000).

EXHIBIT
NUMBER                          DESCRIPTION OF ITEM
------                          -------------------

(4.45)     Second Supplemental Indenture, dated as of November 1, 2000, among
           NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and
           The Chase Manhattan Bank, as trustee.**

(4.46)     First Supplemental Indenture, dated as of November 1, 2000, among
           NiSource Capital Markets, Inc., NiSource Inc., and The Chase
           Manhattan Bank, as trustee.**

(4.47)     Supplemental Agreement dated November 1, 2000, between NiSource Inc.,
           The Chase Manhattan Bank, as purchase contract agent, and The First
           National Bank of Chicago, as collateral agent and securities intermediary.**

(4.48) 364-Day Revolving Credit Agreement, dated as of November 1, 2000, among NiSource Finance Corp., as Borrower, NiSource Inc. and New
           NiSource Inc., as Guarantors, Credit Suisse First Boston and Barclays
           Bank PLC, as Co-Syndication Agents and lenders, Credit Suisse First
           Boston, as Administrative Agent, and Barclays Bank PLC, as
           Documentation Agent. (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.49)     Indenture, dated November 14, 2000, among NiSource Finance Corp.,
           NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee
           (incorporated by reference to Exhibit 4.3 to the NiSource Inc. Form
           S-3, dated January 17, 2001 (Registration No. 333-49330)).

(4.50)     Indenture between The Columbia Gas System, Inc. and Marine Midland
           Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-S to the Columbia Gas System Registration
           Statement (Registration No. 33-64555)).

(4.51)     First Supplemental Indenture, between The Columbia Gas System, Inc.
           and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
           (incorporated by reference to Exhibit 4-T to the Columbia Gas System
           Registration Statement (Registration No. 33-64555)).

(4.52) Second Supplemental Indenture, between The Columbia Gas System, Inc., and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
           (incorporated by reference to Exhibit 4-U to the Columbia Gas System
           Registration Statement (Registration No. 33-64555)).

(4.53)     Third Supplemental Indenture, between The Columbia Gas System, Inc.
           and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
           (incorporated by reference to Exhibit 4-V to the Columbia Gas System
           Registration Statement (Registration No. 33-64555)).

(4.54)     Fourth Supplemental Indenture, between The Columbia Gas System, Inc.
           and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
           (incorporated by reference to Exhibit 4-W to the Columbia Gas System
           Registration Statement (Registration No. 33-64555)).

(4.55)     Fifth Supplemental Indenture, between The Columbia Gas System, Inc.
           and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
           (incorporated by reference to Exhibit 4-X to the Columbia Gas System
           Registration Statement (Registration No. 33-64555)).

(4.56)     Fifth Supplemental Indenture, between The Columbia Gas System, Inc.
           and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
           (incorporated by reference to Exhibit 4-X to the Columbia Gas System
           Registration Statement (Registration No. 33-64555)).

** Exhibit filed herewith.

EXHIBIT
NUMBER                          DESCRIPTION OF ITEM
------                          -------------------

(4.57)     Sixth Supplemental Indenture, between The Columbia Gas System, Inc.
           and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
           (incorporated by reference to Exhibit 4-Y to the Columbia Gas System
           Registration Statement (Registration No. 33-64555)).

(4.58)     Seventh Supplemental Indenture, between The Columbia Gas System, Inc.
           and Marine Midland Bank, N.A., Trustee, dated as of November 28, 1995
           (incorporated by reference to Exhibit 4-Z to the Columbia Gas System
           Registration Statement (Registration No. 33-64555)).

(4.59) Instrument of Resignation, Appointment and Acceptance dated as of March 1, 1999, between Columbia Energy Group and Marine Midland Bank, as Resigning Trustee and The First National Bank of Chicago, as
           Successor Trustee (incorporated by reference to Exhibit 4-I to the Columbia Energy Group Annual Report on Form 10-K for the period ended
           December 31, 1998).

(4.60)     3-Year Revolving Credit Agreement, dated as of March 23, 2001, among
           NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the
           Lead Arrangers, Arrangers, Senior Managing Agents, Managers, and
           Lenders party thereto, as Lenders, Credit Suisse First Boston, as
           Syndication Agent, Bank One, National Association (Main Office,
           Chicago), Citibank, N.A., Toronto Dominion (Texas), Inc. as
           Co-Documentation Agents, Barclays Bank PLC, as Administrative Agent and LC Bank, Barclays Capital and Credit Suisse First Boston, as Lead
           Arrangers and Barclays Capital, as Sole Book Runner. **

(4.61)     First Amendment to Financing Agreement No. 1, dated as of November 1,
           2000, between Jasper County and Northern Indiana regarding Series
           1988A Pollution Control Refunding Revenue Bonds. Northern Indiana entered into identical First Amendments to Financing Agreements Nos.
           2, 3 and 4, each dated as of November 1, 2000, between Jasper County and Northern Indiana in connection with the Series 1988B, 1988C and 1988D Pollution Control Refunding Revenue bonds.**

(4.62) First Amendment to Financing Agreement, dated as of November 1, 2000 between Jasper County, Indiana and Northern Indiana regarding the
           Series 1994A, 1994B and 1994C Pollution Control Refunding Revenue
           Bonds.**

(10.1)     Supplemental Life Insurance Plan effective January 1, 1991
           (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March 25, 1992).*

(10.2)     Executive Deferred Compensation Plan effective December 1, 1990
           (incorporated by reference to Exhibit 3 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March 25, 1992).*

(10.3)     Form of Change in Control and Termination Agreements and Schedule of
           Parties to the Agreements**

(10.4)     Nonemployee Director Stock Incentive Plan of NIPSCO Industries, Inc.
           (As Amended and Restated Effective February 1, 1998, incorporated by reference to exhibit 10.3 to the NIPSCO Industries, Inc. Annual
           Report on Form 10-K for the year ended December 31, 1998)*

(10.5)     First Amendment to NiSource Inc. Nonemployee Director Stock Incentive
           Plan (Effective April 1, 1999) (incorporated by reference to Exhibit
           10.5 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999).*

(10.6)     NiSource Inc. Long-Term Incentive Plan (As Amended and Restated
           Effective April 14, 1999) (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Annual Report on Form 10-K for the period ended
           December 31, 1999).*

* Management contract or compensatory plan or arrangement of NiSource Inc. ** Exhibit filed herewith.

EXHIBIT
NUMBER                          DESCRIPTION OF ITEM
------                          -------------------


(10.7)     Amended and Restated Pension Plan Provisions effective January 1,
           1989 (incorporated by reference to Exhibit 17 to the Northern Indiana
           Current Report on Form 8-K dated March 25, 1992).*

(10.8)     NiSource Inc. 1994 Long-Term Incentive Plan (As Amended and Restated
           Effective January 1, 2000) (incorporated by reference to Annex VI to the joint proxy statement/prospectus dated April 24, 2000, filed as a part of the Registration Statement on Form S-4 (No. 333-33896)).*

(10.9)     NIPSCO Industries, Inc. Directors' Charitable Gift Program effective
           September 27, 1994 (incorporated by reference to Exhibit 10.8 to the
           NiSource Annual Report on Form 10-K for the year ended December 31,
           1996).*

(10.10) Employment Agreement (incorporated by reference to Exhibit 10.13 to the NIPSCO Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1997).*

(10.11) Executive Supplemental Pension Agreement (incorporated by reference to Exhibit 10.14 the NIPSCO Industries, Inc. Annual Report on Form
           10-K for the year ended December 31, 1997).*

(10.12)    Agreement dated October 18, 1971, between IWC and Department of
           Public Works of the City of Indianapolis, Indiana, regarding the purchase of water at Eagle Creek Reservoir (incorporated by reference to Exhibit 5 to IWC's Registration Statement (Registration Statement
           No. 2-55201)).

(10.13) Letter Agreement dated October 25, 1999, between Mr. Roger A. Young and NiSource Inc. (incorporated by reference to Exhibit 10.1 to NiSource Inc.'s Quarterly Report on Form 10-Q for the period ended
           September 30, 1999).*

(10.14)    Letter Agreement dated April 9, 1999, between Mr. Joseph L. Turner,
           Jr. and NiSource Inc. (incorporated by reference to Exhibit 10.2 to
           NiSource Inc.'s Quarterly Report on Form 10-Q for the period ended
           September 30, 1999).*

(10.15)    Amended and Restated Indenture of Mortgage and Deed of Trust by
           Columbia Gas Transmission Corporation to Wilmington Trust Company, dated as of November 28, 1995 (incorporated by reference to Exhibit
           10-AF to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 1995).

(10.16)    $50,000,000 Amended and Restated Credit Agreement dated October 11,
           2000, among Columbia Energy Group and certain banks party thereto and Citibank, N.A. as Administrative and Syndication Agent (incorporated by reference to Exhibit 10-CQ to the Columbia Energy Group Annual
           Report on Form 10-K for the period ended September 30, 2000).

(10.17)    $850,000,000 Amended and Restated Credit Agreement dated October 11,
           2000, among Columbia Energy Group and certain banks party thereto and Citibank, N.A. as Administrative and Syndication Agent (incorporated by reference to Exhibit 10-CR to the Columbia Energy Group Annual
           Report on Form 10-K for the period ended September 30, 2000).

(10.18) Annual Incentive Compensation Plan of The Columbia Gas System, Inc., as amended, dated as of November 16, 1988 (incorporated by reference to Exhibit 10-BB to Columbia Energy Group's Annual Report on Form
           10-K for the period ended December 31, 1988).

* Management contract or compensatory plan or arrangement of NiSource Inc.

EXHIBIT
NUMBER                          DESCRIPTION OF ITEM
------                          -------------------

(10.19) Memorandum of Understanding among the Millennium Pipeline Project partners (Columbia Transmission, West Coast Energy, MCN Investment
           Corp. and TransCanada Pipelines Limited) dated December 1, 1997
           (incorporated by reference to Exhibit 10-CF to Columbia Energy
           Group's Annual Report on Form 10-K for the period ended December 31,
           1998).

(10.20)    Agreement of Limited Partnership of Millennium Pipeline Company, L.P.
           dated May 31, 1998 (incorporated by reference to Exhibit 10-CG to
           Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1998).

(10.21) Contribution Agreement Between Columbia Gas Transmission Corporation and Millennium Pipeline Company, L.P. dated July 31, 1998
           (incorporated by reference to Exhibit 10-CH to Columbia Energy
           Group's Annual Report on Form 10-K for the period ended December 31,
           1998).

(10.22)    Regulations of Millennium Pipeline Management Company, L.L.C. dated
           May 31, 1998 (incorporated by reference to Exhibit 10-CI to Columbia
           Energy Group's Annual Report on Form 10-K for the period ended
           December 31, 1998).

(10.23)    Nonemployee Director Retirement Plan (incorporated by reference to
           Exhibit 10.16 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999).*

(10.24)    Nonemployee Director Restricted Stock Unit Plan (Effective January 1,
           1999) (incorporated by reference to Exhibit 10.17 to the NiSource
           Inc. Annual Report on Form 10-K for the period ended December 31,
           1999).*

(10.25)    First Amendment to Nonemployee Director Restricted Stock Unit Plan
           (Effective April 1, 1999) (incorporated by reference to Exhibit 10.18 to the NiSource Inc. Annual Report on Form 10-K for the period ended
           December 31, 1999).

(10.26)    Supplemental Executive Retirement Plan (incorporated by reference to
           Exhibit 10.19 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999).*

(10.27)    Pension Restoration Plan of The Columbia Gas System, Inc., amended
           October 9, 1991 (incorporated by reference to Exhibit 10-P of
           Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1991).

(10.28)    Thrift Restoration Plan of The Columbia Gas System, Inc. dated
           January 1, 1989 (incorporated by reference to Exhibit 10-Q of
           Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1988).

(10.29)    Agreement dated December 18, 2000 between Catherine G. Abbott and
           NiSource Inc.**

(12)       Ratio of Earnings to Fixed Charges.**

(21)       List of Subsidiaries.**

(23)       Consent of Arthur Andersen LLP.**

 * Management contract or compensatory plan or arrangement of NiSource Inc. **Exhibit filed herewith.

References made herein to Columbia Energy Group filings can be found at Commission File Number 001-01098 and references made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.