Form 10-Q
period 2001-03-31
NISOURCE INC/DE
filed 2001-05-09
CIK 1111711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended MARCH 31, 2001

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                        Commission file number 001-16189


                                  NISOURCE INC.
                                  -------------
             (Exact Name of Registrant as Specified in its Charter)


                     Delaware                       35-2108964
        -------------------------------------------------------------
        (State or other jurisdiction of            (IRS Employer
         incorporation or organization)           Identification No.)


          801 East 86th Avenue, Merrillville, IN             46410
        -------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)



      Registrant's telephone number, including area code (877) 647-5990


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par
Value: 206,519,996 shares outstanding at March 31, 2001.

                                  NISOURCE INC.
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                             Page
                                                                             ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Consolidated Income ....................      3

                  Consolidated Balance Sheets ..........................      4

                  Statements of Consolidated Cash Flows ................      6

                  Statements of Consolidated Common Shareholder's Equity      7

                  Notes to Consolidated Financial Statements ...........      8

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...............     15

         Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk ........................................................     31

PART II  OTHER INFORMATION

         Item 1   Legal Proceedings ....................................     32

         Item 2.  Changes in Securities and Use of Proceeds ............     33

         Item 3.  Defaults Upon Senior Securities ......................     33

         Item 4.  Submission of Matters to a Vote of Security Holders ..     33

         Item 5.  Other Information ....................................     33

         Item 6.  Exhibits and Reports on Form 8-K .....................     34

         Signature .....................................................     35

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

Three Months Ended March 31, (in millions)                               2001               2000
================================================================================================
NET REVENUES
   Gas Distribution                                                 $ 2,043.5          $   442.9
   Gas Transmission and Storage                                         170.4               15.2
   Electric                                                             370.0              317.5
   Exploration and Production                                            48.2                 --
   Energy Marketing                                                   1,102.5              283.9
   Other                                                                 63.5               46.8
------------------------------------------------------------------------------------------------
Gross Revenues                                                        3,798.1            1,106.3
Cost of Sales                                                         2,700.3              681.3
------------------------------------------------------------------------------------------------
Total Net Revenues                                                    1,097.8              425.0
------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Operation and maintenance                                            366.5              144.4
   Depreciation, depletion and amortization                             161.2               80.1
   Other taxes                                                           97.9               25.8
------------------------------------------------------------------------------------------------
Total Operating Expenses                                                625.6              250.3
------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        472.2              174.7
------------------------------------------------------------------------------------------------

OTHER INCOME (DEDUCTIONS)
   Interest expense, net                                               (163.2)             (44.5)
   Minority interest                                                     (5.1)              (5.0)
   Dividend requirements on preferred stock of subsidiaries              (1.9)              (2.0)
   Other, net                                                             4.5                2.4
------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                        (165.7)             (49.1)
------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   306.5              125.6
INCOME TAXES                                                            122.3               46.5
------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                184.2               79.1
------------------------------------------------------------------------------------------------
Income from Discontinued Operations - net of taxes                        0.6                0.5
Change in Accounting- net of taxes                                        4.0                 --
------------------------------------------------------------------------------------------------
NET INCOME                                                          $   188.8          $    79.6
================================================================================================

BASIC EARNINGS PER SHARE ($)
   Continuing operations                                                 0.90               0.64
   Discontinued operations                                                 --                 --
   Change in accounting                                                  0.02                 --
------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                 0.92               0.64
------------------------------------------------------------------------------------------------


DILUTED EARNINGS PER SHARE ($)
------------------------------------------------------------------------------------------------
   Continuing operations                                                 0.88               0.62
   Discontinued operations                                                 --                 --
   Change in accounting                                                  0.02                 --
------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                               0.90               0.62
------------------------------------------------------------------------------------------------

BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                      205.0              124.3
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                209.4              128.2
------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,       December 31,
(in millions)                                                                          2001               2000
==============================================================================================================
                                                                                 (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
      Utility Plant                                                               $15,910.9          $15,825.3
      Accumulated depreciation and amortization                                    (7,423.4)          (7,299.4)
--------------------------------------------------------------------------------------------------------------
      Net utility plant                                                             8,487.5            8,525.9
--------------------------------------------------------------------------------------------------------------
      Gas and oil producing properties, full cost method
          United States cost center                                                   940.1              923.6
          Canadian cost center                                                         19.6               19.7
      Accumulated depletion                                                           (17.9)              (9.1)
--------------------------------------------------------------------------------------------------------------
      Net gas and oil producing properties                                            941.8              934.2
--------------------------------------------------------------------------------------------------------------
      Other property, at cost, less accumulated depreciation                           84.5               86.6
--------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                   9,513.8            9,546.7
--------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
      Net assets of discontinued operations                                           522.0              560.4
      Unconsolidated affiliates                                                       109.9               96.1
      Assets held for sale                                                             32.0               33.5
      Other investments                                                                53.9               54.1
--------------------------------------------------------------------------------------------------------------
Total Investments                                                                     717.8              744.1
--------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
      Cash and cash equivalents                                                       111.8              193.0
      Accounts receivable (less reserve of $60.1 and $43.3, respectively)           1,808.3            1,490.2
      Other receivables                                                                33.7               23.5
      Gas inventory                                                                   113.4              322.5
      Underrecovered gas and fuel costs                                               180.0              396.1
      Materials and supplies, at average cost                                          71.6               68.7
      Electric production fuel, at average cost                                        27.1               15.6
      Price risk management assets                                                    302.9            1,568.5
      Exchange gas receivable                                                         650.8              615.9
      Prepayments and other                                                           348.6              223.6
--------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                3,648.2            4,917.6
--------------------------------------------------------------------------------------------------------------

OTHER ASSETS
      Regulatory assets                                                               554.9              517.1
      Intangible assets, less accumulated amortization                              3,620.7            3,603.6
      Deferred charges and other                                                      439.9              367.7
--------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                  4,615.5            4,488.4
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $18,495.3          $19,696.8
==============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31,      December 31,
(in millions)                                                               2001              2000
==================================================================================================
                                                                      (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                    $ 3,518.7         $ 3,415.2
Preferred Stocks--
      Subsidiary Companies
           Series without mandatory redemption provisions                   83.6              83.6
           Series with mandatory redemption provisions                      49.1              49.1
Company-obligated mandatorily redeemable preferred securities
         of subsidiary trust holding solely Company debentures             345.0             345.0
Long-term debt, excluding amounts due within one year                    5,799.4           5,802.7
--------------------------------------------------------------------------------------------------
Total Capitalization                                                     9,795.8           9,695.6
--------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
      Current portion of long-term debt                                     64.4              64.8
      Short term borrowings                                              2,202.1           2,496.7
      Accounts payable                                                     741.8           1,117.1
      Dividends declared on common and preferred stocks                     61.4               1.0
      Customer deposits                                                     33.8              32.1
      Taxes accrued                                                        357.7             189.3
      Interest accrued                                                     149.1              78.0
      Overrecovered gas and fuel costs                                     203.6                --
      Price risk management liabilities                                    243.9           1,529.2
      Exchange gas payable                                                 389.5             360.5
      Current deferred revenue                                             423.3             451.5
      Other accruals                                                       535.4             573.2
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                                5,406.0           6,893.4
--------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
      Deferred income taxes                                              1,866.3           1,806.2
      Deferred investment tax credits                                      112.0             114.3
      Deferred credits                                                     379.7             337.3
      Noncurrent deferred revenue                                          526.1             498.0
      Accrued liability for postretirement benefits                        278.2             272.5
      Other noncurrent liabilities                                         131.2              79.5
--------------------------------------------------------------------------------------------------
Total Other                                                              3,293.5           3,107.8
--------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (see notes)                                     --                --
--------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                   $18,495.3         $19,696.8
==================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)


Three Months Ended March 31,  (in millions)                                                 2001             2000
===================================================================================================================
OPERATING ACTIVITIES
    Net income                                                                           $ 188.8          $  79.6
    Adjustments to reconcile net income to  net cash from continuing operations
       Depreciation, depletion, and amortization                                           161.1             80.1
       Net changes in price risk management activities                                       8.8               --
       Deferred income taxes                                                               (64.0)           (26.7)
       Income from change in accounting                                                     (4.0)              --
       Income from discontinued operations                                                  (0.6)            (0.5)
       Other, net                                                                           (3.9)             3.1
-------------------------------------------------------------------------------------------------------------------
                                                                                           286.2            135.6
-------------------------------------------------------------------------------------------------------------------
    Changes in components of working capital, net of effect from acquisitions of businesses:
       Accounts receivable, net                                                           (318.1)           (67.1)
       Inventories                                                                         194.7             20.0
       Accounts payable                                                                   (375.3)             3.3
       Taxes accrued                                                                       196.8             88.5
       (Under) Overrecovered gas and fuel costs                                            419.7             49.2
       Exchange gas receivable/payable                                                      (5.9)              --
       Other accruals                                                                      (79.6)           (10.1)
       Other working capital                                                               110.1             10.5
-------------------------------------------------------------------------------------------------------------------
Net Cash from Continuing Operations                                                        428.6            229.9
Net Cash from Discontinued Operations                                                      (16.9)             5.5
-------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                         411.7            235.4
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
       Capital expenditures                                                               (122.1)           (51.5)
       Proceeds from disposition of assets                                                    --             15.6
       Other investing activities, net                                                     (11.1)            (7.7)
-------------------------------------------------------------------------------------------------------------------
Net Investing Activities                                                                  (133.2)           (43.6)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
       Retirement of long-term debt                                                        (10.9)            (9.6)
       Change in short-term debt                                                          (294.6)           (78.2)
       Retirement of preferred shares                                                         --             (3.2)
       Issuance of common stock                                                              5.1              1.4
       Acquisition of treasury stock                                                          --            (34.4)
       Dividends paid - common shares                                                      (59.3)           (33.3)
       Other financing activities, net                                                        --              0.1
-------------------------------------------------------------------------------------------------------------------
Net Financing Activities                                                                  (359.7)          (157.2)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                           (81.2)            34.6
Cash and cash equivalents at beginning of year                                             193.0             43.5
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $ 111.8          $  78.1
===================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid for interest, net of amounts capitalized                                   53.1             42.5
       Cash paid for income taxes                                                            5.5              1.4
-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY (unaudited)


                                                                    ADDITIONAL                      ACCUM.
                                               COMMON   TREASURY     PAID-IN    RETAINED          OTHER COMP.               COMP.
(Dollars in millions)                          SHARES    SHARES      CAPITAL    EARNINGS   OTHER    INCOME       TOTAL     INCOME
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE JANUARY 1, 2000                        870.9   (472.5)        174.4      774.4      1.1       5.2      1,353.5
Comprehensive Income:
 Net Income                                                                        79.6                            79.6      79.6
 Other comprehensive income, net of tax:
  Gain/loss on available for sale securities:
   Unrealized                                                                                         (0.3)        (0.3)     (0.3)
  Gain/loss on foreign currency translation:
   Unrealized                                                                                          0.4          0.4       0.4
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                   79.7
Dividends:
 Common shares                                                                    (33.3)                          (33.3)
Treasury shares acquired                                 (34.4)                                                   (34.4)
Issued:
 Employee stock purchase plan                              0.1           0.2                                        0.3
 Long-term incentive plan                                 15.5                             (14.0)                   1.5
Amortization of unearned compensation                                                        1.3                    1.3
Equity contract costs                                                   (1.1)                                      (1.1)
Other                                                                    0.8       (1.1)                           (0.3)
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE MARCH 31, 2000                         870.9   (491.3)        174.3      819.6    (11.6)      5.3      1,367.2
-----------------------------------------------------------------------------------------------------------------------------------

 BALANCE JANUARY 1, 2001                          2.1       --       2,585.1      829.7     (6.1)      4.4      3,415.2
Comprehensive Income:
 Net Income                                                                       188.8                           188.8     188.8
 Other comprehensive income, net of tax:
  Gain/loss on foreign currency translation:
   Unrealized                                                                                         (2.9)        (2.9)     (2.9)
  Net unrealized gains on derivatives
   qualifying as cash flow hedges                                                                     28.7         28.7      28.7
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                  214.6
Dividends:
 Common shares                                                                   (119.8)                         (119.8)
Treasury shares acquired
Issued:
 Employee stock purchase plan                                            0.3                                        0.3
 Long-term incentive plan                                               24.3               (17.7)                   6.6
Amortization of unearned
 compensation                                                                                3.7                    3.7
Equity contract costs                                                   (1.9)                                      (1.9)
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE MARCH 31, 2001                           2.1       --       2,607.8      898.7    (20.1)     30.2      3,518.7
-----------------------------------------------------------------------------------------------------------------------------------



                                         COMMON          TREASURY                                        COMMON         TREASURY
Shares (in thousands)                    SHARES           SHARES                                         SHARES          SHARES
---------------------------------------------------------------------------------------------------------------------------------
   Balance January 1, 2000              147,784         (23,645)         Balance January 1, 2001            205,553          --
Treasury shares acquired                                 (2,125)     Treasury shares acquired
Issued:                                                              Issued:
   Employee stock purchase plan                              22          Employee stock purchase plan            10
   Long-term incentive plan                                 770          Long-term incentive plan               957
---------------------------------------------------------------------------------------------------------------------------------
    Balance March 31, 2000              147,784         (24,978)        Balance March 31, 2001              206,520          --
=================================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Accounting Presentation

      The accompanying unaudited consolidated financial statements for NiSource Inc. (NiSource) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles.

      The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.    Diluted Average Common Shares Computation

      Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effect of the various long-term incentive compensation plans. For 2001, the weighted average shares outstanding for diluted EPS also includes the incremental effect of the forward equity contract associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)). For 2000, the incremental effect of common shares associated with the equity forward purchase contract, calculated under the reverse treasury stock method is also included in the weighted average shares outstanding for diluted EPS. On December 26, 2000, the contract was terminated.

      The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

      Three Months Ended March 31, ($ in thousands)            2001      2000
      --------------------------------------------------------------------------
      Denominator
        Basic average common shares outstanding             205,040   124,304
        Dilutive potential common shares                      4,402     3,846
      --------------------------------------------------------------------------
      Diluted Average Common Shares                         209,442   128,150
      --------------------------------------------------------------------------

3.    Acquisition

      On November 1, 2000, NiSource completed its acquisition of Columbia Energy Group (Columbia) for an aggregate consideration of approximately $6 billion, consisting of $3,888 million in cash, 72.4 million shares of common stock valued at $1,761 million, and SAILS(SM) (units consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. NiSource accounted for the acquisition in accordance with the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on the fair value of those assets and liabilities as of the acquisition date. Based upon the nature of the regulatory environment in which Columbia's rate regulated subsidiaries operate, the fair value of rate regulated assets and liabilities are generally considered to be historic cost. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired, approximately $3.6 billion, is reflected as goodwill in the consolidated financial statements and is being amortized on a straight-line basis over forty years. NiSource may make adjustments to the allocation of the purchase price assumptions based on the ultimate resolution of contingencies existing at the acquisition date. NiSource does not anticipate that the final evaluation of these issues will materially affect the allocation of the purchase price.

4.    Restructuring Activities

      During 2000, NiSource implemented a plan to restructure its operations as a result of the acquisition of Columbia discussed above. The restructuring plan included a severance program, a transition plan to implement operational efficiency throughout NiSource's operations and a voluntary early retirement program.

      As a result of the restructuring plan, it is estimated that approximately 900 management, professional, administrative and technical positions have been or will be eliminated. As of March 31, 2001, approximately 510 employees had been terminated as a result of the restructuring plan. In October 2000, NiSource recorded pre-tax charges of $5.8 million in operating expense representing severance and related benefits costs. This charge included $5.1 million of estimated termination benefits. In addition, NiSource assumed $66.9 million in liabilities related to the restructuring of Columbia's operations representing severance and related benefits costs and relocation of certain operations. At March 31, 2001, the consolidated balance sheets reflected a liability of $48 million related to the restructuring plan.

5.    Discontinued Operations and Assets Held for Sale

      The Securities and Exchange Commission (SEC), in its order approving the acquisition of Columbia, required NiSource to divest its water utilities within three years from the date of the acquisition. In January 2001, NiSource adopted a formal plan to dispose of its water utilities within one year. The water utilities operations are reported as discontinued operations.

      Results from discontinued operations of the water utilities are provided in the following table:

      Three Months Ended March 31, ($ in millions)              2001      2000
      -------------------------------------------------------------------------
      REVENUES FROM DISCONTINUED OPERATIONS                     24.8      23.8
        Income from discontinued operations                      1.8       1.9
        Income taxes                                             1.2       1.4
        Net income from discontinued operations                  0.6       0.5
      -------------------------------------------------------------------------


      On May 22, 2000, as a result of its ongoing strategic assessment, Columbia announced that it decided to sell its propane operations, which consists of Columbia Propane Corporation and its subsidiaries (Columbia Propane). On January 31, 2001, Columbia signed a definitive agreement to sell the stock and assets of Columbia Propane to AmeriGas Partners L.P. (AmeriGas) for approximately $208 million, consisting of $155 million of cash and $53 million of AmeriGas partnership common units. The transaction, subject to customary conditions, is scheduled to close in the second quarter of 2001. NiSource has also sold substantially all the assets of Columbia Petroleum Corporation (Columbia Petroleum), a diversified petroleum distribution company. The net assets of the water utilities, Columbia Propane and Columbia Petroleum are reported as net assets of discontinued operations on the consolidated balance sheets.

      The net assets of the discontinued operations were as follows:


      Three Months Ended, (in millions)                         2001      2000
      -------------------------------------------------------------------------
      NET ASSETS OF DISCONTINUED OPERATIONS
        Accounts receivable, net                             $  83.7   $ 107.8
        Property, plant and equipment, net                     877.8     891.3
        Other assets                                           121.4     173.8
        Current liabilities                                   (121.4)   (148.2)
        Debt                                                  (171.8)   (169.4)
        Other liabilities                                     (267.7)   (294.9)
      -------------------------------------------------------------------------
      NET ASSETS OF DISCONTINUED OPERATIONS                  $ 522.0   $ 560.4
      -------------------------------------------------------------------------

6.    Accounting Change

      Effective January 1, 2001, NiSource adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards
      (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

      The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of approximately $17 million. The adoption also resulted in the recognition of $178 million of assets and $212.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of hedged risk basis of $3.8 million and the reclassification of deferred revenue to OCI in transition of $17.9 million. During the first quarter of 2001, approximately $6.4 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:

        (in millions)                                  ASSETS      LIABILITIES
        -----------------------------------------------------------------------
        Price Risk Management                          $161.6       $  219.9
        Deferred Taxes                                     --           (7.1)
        Regulatory                                       16.4             --
        Debt                                               --           (3.8)
        Deferred Revenue                                   --          (17.9)
        -----------------------------------------------------------------------
        TOTAL                                          $178.0       $  191.1
        -----------------------------------------------------------------------

      As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding losses of $17.0 million. However, the activity for the quarter resulted in unrealized gains on qualifying derivatives of $28.7 million as reported in the Statements of Consolidated Shareholder's Equity. The activity for the quarter included:

        (in millions)
        ----------------------------------------------------------------------------------------------------
        UNREALIZED GAINS ON DERIVATIVES QUALIFYING AS CASH FLOW HEDGES:
         Unrealized holding losses arising during the period due to cumulative effect of a
          change in accounting principle, recognized at January 1, 2001, net of tax               $  (17.0)

         Unrealized holding gains arising during the period on derivatives qualifying as
         cash flow hedges, net of tax                                                                 39.3

         Reclassification adjustment for net losses included in net income, net of tax                 6.4
        ----------------------------------------------------------------------------------------------------
         Net unrealized gains on derivatives qualifying as cash flow hedges, net of tax           $   28.7
        ----------------------------------------------------------------------------------------------------


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

      Following is additional information regarding the impact of SFAS No. 133 by segment.

      Gas Distribution

      For regulatory incentive purposes, the Columbia gas distribution subsidiaries (Columbia LDCs) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at specified prices during specified periods of time. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the difference between the cost of gas during the contracted delivery period and the market price of gas during that same period. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The remaining change is recognized currently in earnings.

      Northern Indiana Public Service Company (Northern Indiana) offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the option to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price and the associated delivery month. The NYMEX futures and options contracts satisfy all definitions of a derivative and they qualify and are designated as a cash flow hedge. Northern Indiana has no net gain or loss recognized in earnings due to ineffectiveness or time value for this program in the reporting period and none of the components of the derivative instruments' value are excluded in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of futures and options contracts will result in income recognition of amounts currently classified in OCI of approximately $0.5 million, which will be included in net income. Northern Indiana has futures and options contracts designated as cash flow hedges through April 2001. At this time Northern Indiana expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

      Northern Indiana and Bay State Gas Company also engage in writing options that potentially obligate them to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, Northern Indiana may ultimately share in a portion of the gains or losses on these options with the ratepayers. Regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives until there is certainty as to the level of sharing, if any.

      Exploration and Production

      In conjunction with certain fixed price gas delivery commitments, Columbia Energy Resources, Inc. (Columbia Resources) has purchased financial basis swaps to transfer basis risk from the counterparty back to Columbia Resources. Because these transactions by definition are derivatives and do not qualify for hedge accounting, the mark to fair value of these swaps will directly impact earnings. Additionally, Columbia Resources has engaged in commodity and basis swaps to hedge the anticipated future sale of natural gas. These contracts are derivatives and are designated as cash flow hedges of anticipated future sales. The fair value of these derivatives will be recorded in OCI until the related sale occurs. Any ineffectiveness will be charged to earnings. Columbia Resources has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and has not excluded components of the derivatives' values in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in loss recognition for amounts currently classified in OCI of approximately $86.7 million, which will be included in net income. Columbia Resources has forward derivative contracts designated as cash flow hedges through December 2001. At this time, Columbia Resources expects to continue its cash flow hedges due to the probability that the forecasted events will occur.

      Energy Marketing

      EnergyUSA-TPC Corp. (TPC) is affected by SFAS No. 133 on a corporate basis relative to certain intercompany sales contracts. These contracts on a stand-alone basis are trading contracts to TPC; however, because counterparties are consolidated affiliates, TPC may not mark them to fair value on a consolidated basis. Certain corresponding, offsetting third-party forward purchase commitments or long futures contracts are designated as cash flow hedges. The mark to fair value impact of the effective portions of these hedges is offset in OCI. The impact of remaining sales contracts without offsetting purchase commitments/futures is recorded currently in earnings on a consolidated basis. There is no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and no components of the derivatives' values have been excluded in the assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward contracts will result in income recognition of amounts currently classified in OCI of approximately $4.9 million, which will be included in net income. NiSource has designated certain TPC forward derivative contracts as cash flow hedges through August 2002. At this time, NiSource expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

      Other Products and Services

      Primary Energy, Inc. (Primary Energy) finances, builds and operates cogeneration plants that convert waste products into alternative forms of energy. Primary Energy finances the construction of these facilities by creating synthetic leases. A portion of the synthetic lease payment floats with a referenced interest rate, thus exposing Primary Energy to interest rate risks. Primary Energy engages in interest rate swaps to fix the floating payment and designates these instruments as cash flow hedges. They are assessed to effectively hedge the cash flow risk of the anticipated lease payments. Any earnings impact of changes in the swap's fair value is charged to OCI until the calculation period is settled. Any ineffectiveness is charged currently to earnings. Primary Energy has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and it has not excluded any component of the derivative instrument's value in its assessment of hedge effectiveness. It is anticipated that during the next twelve months, expiration of interest rate swap contracts will result in loss recognition of amounts currently classified in OCI of approximately $0.5 million, which will be included in net income. Primary Energy has interest rate swap contracts designated as cash flow hedges through June 2002. At this time, Primary Energy expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

      Columbia Energy Services, Inc. (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the U.S. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into pay fixed/receive floating swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. Any impact of changes in the swaps' fair values is included in OCI until the sales are completed. Any ineffectiveness is included in earnings. Columbia Energy Services has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and it has not excluded any component of the derivative instruments' value in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition of amounts currently classified in OCI of approximately $32.4 million, which will be included in net income. Columbia Energy Services has forward swap contracts designated as cash flow hedges through December 2008. At this time, Columbia Energy Services expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

      Gas Transmission and Storage

      The adoption and application of SFAS 133 had no impact on this segment.

      Electric Operations

      The adoption and application of SFAS 133 had no impact on this segment.

      Interest Rate Swaps

      Columbia utilizes fixed-to-floating interest rate swap agreements to modify the interest characteristics of a portion of its outstanding long-term debt. As a result of these transactions, $300 million of Columbia's long-term debt is now subject to fluctuations in interest rates. Columbia has no net gain or loss recognized in earnings due to ineffectiveness or time value in this reporting period. Columbia has not excluded any component of the derivative instruments' value in its assessments of hedge effectiveness. Columbia would recognize approximately $1 million in earnings over the remaining life of the corresponding long-term debt if the hedging relationship was to be discontinued

7.    Business Segment Information

      NiSource's operations are divided into six primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Gas Transmission and Storage segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Exploration and Production segment explores for, develops, produces and markets gas and oil in the United States and in Canada.

      The Energy Marketing segment provides energy-related services including gas marketing and asset management services to local distribution companies (LDC), wholesale, commercial and industrial customers. The other products and services segment participates in the development of non-rate regulated power projects, real estate, telecommunications and other businesses.

      The current segment structure is different than segments reported prior to the acquisition of Columbia. Previous periods did not include a transmission and storage or an exploration and production segment, but did include a water utilities segment. As discussed in Note 5, the water utilities business is being reported as discontinued operations.

      The following tables provide information about business segments. NiSource uses operating income as its primary measurement for each of the reported segments and makes decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

NISOURCE INC.


Three Months Ended March 31,  ($ in millions)            2001             2000
===============================================================================
REVENUES
GAS DISTRIBUTION
Unaffiliated                                          2,051.5            437.2
Intersegment                                             12.6             35.4
-------------------------------------------------------------------------------
Total                                                 2,064.1            472.6
-------------------------------------------------------------------------------
GAS TRANSMISSION AND STORAGE
Unaffiliated                                            186.9             13.9
Intersegment                                            106.9               --
-------------------------------------------------------------------------------
Total                                                   293.8             13.9
-------------------------------------------------------------------------------
ELECTRIC
Unaffiliated                                            370.0            317.5
Intersegment                                              0.6              0.7
-------------------------------------------------------------------------------
Total                                                   370.6            318.2
-------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
Unaffiliated                                             53.2               --
Intersegment                                              1.8               --
-------------------------------------------------------------------------------
Total                                                    55.0               --
-------------------------------------------------------------------------------
ENERGY MARKETING
Unaffiliated                                          1,092.2            286.9
Intersegment                                             60.5             24.2
-------------------------------------------------------------------------------
Total                                                 1,152.7            311.1
-------------------------------------------------------------------------------
OTHER PRODUCTS AND SERVICES
Unaffiliated                                             42.9             52.0
Intersegment                                               --               --
-------------------------------------------------------------------------------
Total                                                    42.9             52.0
-------------------------------------------------------------------------------
Adjustments and eliminations                           (181.0)           (61.5)
-------------------------------------------------------------------------------
CONSOLIDATED REVENUES                                 3,798.1          1,106.3
-------------------------------------------------------------------------------


Three Months Ended March 31,  ($ in millions)            2001             2000
===============================================================================
OPERATING INCOME (LOSS)
Gas Distribution                                        288.1             96.2
Gas Transmission and Storage                            124.2              0.9
Electric                                                 85.6             82.7
Exploration and Production                               21.3               --
Energy Marketing                                        (31.8)             8.4
Other Products and Services                              (9.7)            (2.8)
Corporate                                               (13.5)            (6.9)
Adjustments and Eliminations                              8.0             (3.8)
-------------------------------------------------------------------------------
CONSOLIDATED OPERATING INCOME                           472.2            174.7
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CONSOLIDATED RESULTS

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource's plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of NiSource's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for NiSource's regulated and non-regulated businesses, dealings with third parties over whom NiSource has no control, actual operating experience of acquired assets, NiSource's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which factors are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

The following Management's Discussion and Analysis should be read in conjunction with NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (Form 10-K).

                              FIRST QUARTER RESULTS

Net Income

NiSource reported net income of $188.8 million, or $0.92 per share, for the three months ended March 31, 2001, compared to $79.6 million, or $0.64 per share, in the 2000 period. The results for 2001 and 2000 are not directly comparable due to the acquisition of Columbia Energy Group (Columbia) completed on November 1, 2000, as discussed in Note 3. on page 8. All per share amounts are basic earnings per share.

Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2001, was $1,097.8 million, a $672.8 million increase over the same period last year. The increase was primarily attributable to the acquisition of Columbia and increased gas sales by the distribution segment due to colder weather than the same period last year.

Expenses

Operating expenses for the first quarter of 2001 were $625.6 million, an increase of $375.3 million over the same period last year, due to the acquisition of Columbia and the settlement of a lawsuit related to Market Hub Partners, L.P. (MHP). Operating expenses also included additional goodwill amortization related to the Columbia acquisition of $25.4 million.

Other Income (Deductions)

Other, net for the first quarter of 2001 increased income by $4.5 million, compared to $2.4 million in the 2000 period. Interest expense was $163.2 million for the quarter, compared to $44.5 million in the first quarter of 2000, due to borrowing for the acquisition of Columbia, the interest on the Columbia outstanding debt and increased carrying costs of gas purchases due to higher prices for natural gas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes

Income tax expense for the first quarter of 2001 was $122.3 million, compared to $46.5 million in the 2000 period, due to higher pre-tax income in the current period and a higher effective tax rate because of the amortization of goodwill.

Change in Accounting Principle

On January 1, 2001, NiSource adopted SFAS No. 133, Accounting for Derivative Securities. This change in accounting, net of taxes, contributed $4.0 million to net income.

Discontinued Operations

Discontinued operations, which reflect NiSource's water operations, posted an after-tax gain of $0.6 million for the first quarter of 2001, an increase of $0.1 million from the same period last year.

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

NiSource, through its financing subsidiary NiSource Finance Corp. (NiSource Finance), entered into a new $2.5 billion revolving credit facility with a syndicate of banks for working capital requirements. The new facility will be drawn on to refinance and consolidate essentially all of NiSource's short-term borrowings as they come due. The new facility is guaranteed by NiSource.

At March 31, 2001 and December 31, 2000, NiSource had $2,202.1 million and $2,078.8 million of commercial paper outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of March 31, 2001, was 5.86%. In addition, NiSource had no short-term notes payable at March 31, 2001 and $417.9 million at December 31, 2000 at a weighted average interest rate of 7.78%.

On April 6, 2001, NiSource Finance issued $300 million of unsecured two-year notes guaranteed by NiSource, paying a 5.75% coupon and maturing on April 15, 2003.

At March 31, 2001, NiSource had $147.5 million of standby letters of credit outstanding. At December 31, 2000, NiSource had $165.5 million of standby letters of credit outstanding.

               MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Risk is an inherent part of NiSource's energy businesses and activities. The extent to which NiSource manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in its energy businesses: commodity market risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. NiSource's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, NiSource's risk management policies and procedures continue to evolve and are subject to ongoing review and modification.

The fair market value of NiSource's price risk management assets and liabilities were $302.9 million and $243.9 million at March 31, 2001, respectively, and $1,568.5 million and $1,529.2 million at December 31, 2000, respectively. The significant decrease in these assets and liabilities that occurred between these two periods was due primarily to sharply lower energy prices, and to a lesser extent reduced trading activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource is exposed, through its various business activities, to trading risks and non-trading risks. The non-trading risks to which NiSource is exposed include interest rate risk and commodity price risk of its subsidiaries and certain gas marketing activities. Trading risks consist primarily of commodity price risks resulting from trading activities. NiSource's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps. Risk management at NiSource is the process by which the organization ensures that the risks to which it is exposed are the risks to which it desires to be exposed to achieve its primary business objectives. NiSource employs various analytic techniques to measure and monitor its market risks, including value-at-risk (VaR) and instrument sensitivity to market factors. VaR represents the potential loss or gain for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level.

Non-Trading Risk

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit. These instruments have interest rates that are indexed to short-term market interest rates. At March 31, 2001, and December 31, 2000, the combined borrowings outstanding under these facilities totaled $2,202.1 million and $2,496.7 million, respectively. Based upon average borrowings under these agreements, a change in short-term interest rates of 100 basis points (1%) would have increased or decreased interest expense by $5.9 million for the three months ended March 31, 2001 and $15.7 million for the twelve months ended December 31, 2000.

For a discussion of non-trading commodity price and credit risk, please see the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Trading Risk

NiSource employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR across all trading groups that utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.8 million, $3.7 million and zero, respectively, at March 31, 2001. The daily VaR for the gas trading portfolio on an average, high and low basis was $2.1 million, $4.7 million and $0.8 million at March 31, 2001, respectively.

Accounting Change

Effective January 1, 2001, NiSource adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No.
133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of approximately $17 million. The adoption also resulted in the recognition of $178 million of assets and $212.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of hedged risk basis of $3.8 million and the elimination of prior hedge accounting balances of $17.9 million. During the first quarter of 2001, approximately $6.4 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

See Note 6., "Accounting Change" for additional information.

                                OTHER INFORMATION

Presentation of Segment Information

As a result of the November 1, 2000 acquisition of Columbia, NiSource revised its presentation of primary business segment information. Columbia's gas transmission and storage and exploration and production businesses are now reported as business segments of NiSource. Columbia's gas distribution operations have been combined with NiSource's gas distribution business. Other products and services develop unregulated power projects as well as other energy-related businesses. Prior periods have been restated to reflect these changes.

Competition

The regulatory environment applicable to NiSource's rate-regulated subsidiaries continues to undergo fundamental changes. These changes previously had, and will continue to have, an impact on NiSource's operations, structure and profitability. At the same time, competition within the energy industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment. These initiatives include partnering on energy projects with major industrial customers, providing NiSource's customers with increased choice for new products and services, acquiring companies that increase NiSource's scale of operations and establishing subsidiaries that develop new energy-related products for residential, commercial and industrial customers, including the development of distributed generation technologies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
GAS DISTRIBUTION OPERATIONS


Three Months Ended March 31, ($ in millions)                2001                  2000
--------------------------------------------------------------------------------------
NET REVENUES
      Sales Revenues                                     1,911.4                 437.4
      Less: Cost of gas sold                             1,486.7                 280.4
--------------------------------------------------------------------------------------
      Net Sales Revenues                                   424.7                 157.0
      Transportation Revenues                              152.7                  35.2
--------------------------------------------------------------------------------------
Net Revenues                                               577.4                 192.2
--------------------------------------------------------------------------------------
OPERATING EXPENSES
      Operation and maintenance                            166.0                  53.5
      Depreciation and amortization                         64.5                  32.1
      Other taxes                                           58.8                  10.4
--------------------------------------------------------------------------------------
Total Operating Expenses                                   289.3                  96.0
--------------------------------------------------------------------------------------
Operating Income                                           288.1                  96.2
======================================================================================

REVENUES ($ IN MILLIONS)
      Residential                                        1,197.1                 301.6
      Commercial                                           475.7                  97.3
      Industrial                                            90.5                  34.7
      Transportation                                       152.7                  35.2
      Other                                                148.1                   3.8
--------------------------------------------------------------------------------------
Total                                                    2,064.1                 472.6
--------------------------------------------------------------------------------------

SALES AND TRANSPORTATION (Bcf)
      Residential sales                                    107.0                  43.0
      Commercial sales                                      40.4                  18.2
      Industrial sales                                       7.7                   4.8
      Transportation                                       168.1                  67.8
      Other                                                  4.6                  11.2
--------------------------------------------------------------------------------------
Total                                                      327.8                 145.0
--------------------------------------------------------------------------------------

HEATING DEGREE DAYS                                        2,907                 2,855
NORMAL HEATING DEGREE DAYS                                 3,040                 3,246
% COLDER (WARMER) THAN NORMAL                                 (4%)                 (12%)

CUSTOMERS
      Residential                                      2,370,612               961,569
      Commercial                                         214,070                86,052
      Industrial                                          10,792                 3,867
      Transportation                                     643,045                19,073
      Other                                                   19                    71
--------------------------------------------------------------------------------------
Total                                                  3,238,538             1,070,632
--------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource's natural gas distribution operations (Gas Distribution) serve more than 3.2 million customers in nine states. Through its wholly owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 751,000 customers in northern Indiana through three subsidiaries: Northern Indiana Public Service Company (Northern Indiana), Kokomo Gas and Fuel Company and Northern Indiana Fuel and Light Company, Inc. Additionally, NiSource's subsidiary, Bay State, and its subsidiary Northern Utilities, Inc., distribute natural gas to more than 320,000 customers in areas of Massachusetts, Maine, and New Hampshire.

Regulatory Matters

At the Federal level, gas industry deregulation began in the mid-1980s when the Federal Energy Regulatory Commission (FERC) required interstate pipelines to provide nondiscriminatory transportation services pursuant to unbundled rates. This regulatory change permitted large industrial and commercial customers to purchase their gas supplies either from a LDC or directly from competing producers and marketers, which would then use the LDC's facilities to transport the gas. More recently, the focus of deregulation in the gas industry has shifted to retail customers at the state level.

NiSource pursues initiatives that give retail customers the opportunity to purchase natural gas directly from marketers and to use Gas Distribution's facilities for transportation services. These opportunities are being pursued through regulatory initiatives in all of its jurisdictions. Once fully implemented, these programs would reduce Gas Distribution's commodity sales function and provide all customer classes with the opportunity to obtain gas supplies from alternative merchants. As these programs expand to all customers, regulations will have to be implemented to provide for the recovery of transition capacity costs and other transition costs incurred by a utility serving as the supplier of last resort if a marketing company cannot supply the gas. Transition capacity costs are created as customers enroll in these programs and purchase their gas from other suppliers, leaving the Gas Distribution subsidiaries with pipeline capacity it has contracted for, but no longer needs. The state commissions in jurisdictions served by Gas Distribution are at various stages in addressing these issues and other transition considerations. Gas Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs and costs resulting from being the supplier of last resort will be mitigated or recovered.

Market Conditions

Weather in Gas Distribution's markets for the first three months of 2001, which included the Columbia LDCs, was on average 4% warmer than normal. In the northern Indiana and Massachusetts regions, weather was 14% and 2% colder in the first quarter of 2001, respectively, than the same period in 2000.

The colder weather in the last quarter of 2000 and first quarter of 2001 combined with the significantly higher cost of gas in those periods has led to some challenges. NiSource's Customer Service Call Centers received a significantly higher number of calls in this winter period than in previous years from customers concerned about the impact of and their ability to pay higher heating bills. Gas Distribution personnel worked with customers to ease the burden by offering budget billing programs, payment plans, customer choice programs and referrals to energy assistance programs. These programs have not only assisted the customers, but also reduced the amount of uncollectible accounts the Gas Distribution companies would have otherwise faced.

Throughput

Total volumes sold and transported of 327.8 Bcf for the first quarter of 2001 increased 182.8 Bcf from the same period last year primarily due to the inclusion of Columbia's five distribution companies' throughput of 205.8 Bcf and colder weather. Volumes at Northern Indiana decreased due to lower transportation volumes to industrial customers and decreased off-system sales.

Net Revenues

Net revenues for the three months ended March 31, 2001, were $577.4 million, up $385.2 million over the same period in 2000, primarily due to the acquisition of Columbia. Northern Indiana's revenues increased $10.8 million due to 14% colder weather than the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Operating Income

Operating income for the first quarter of 2001 of $288.1 million increased $191.9 million over the same period in 2000, primarily due to the acquisition of Columbia's five distribution subsidiaries on November 1, 2000, and the effect of 14% colder weather in northern Indiana. Operating expenses increased due to the acquisition of Columbia's five distribution subsidiaries; however, compared to NiSource and Columbia on a combined basis, operating expenses were reduced, due largely to lower labor costs and other taxes, partially offset by the amortization of goodwill. The reduced labor costs were primarily attributable to restructuring activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NiSOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS


Three Months Ended March 31, ($ in millions)              2001              2000
---------------------------------------------------------------------------------
OPERATING REVENUES
      Transportation Revenues                            232.7              13.9
      Storage revenues                                    44.6                --
      Other revenues                                      16.5                --
---------------------------------------------------------------------------------
Total Operating Revenues                                 293.8              13.9
      Less: Cost of gas sold                              35.1              11.4
---------------------------------------------------------------------------------
Net Revenues                                             258.7               2.5
---------------------------------------------------------------------------------
OPERATING EXPENSES
      Operation and maintenance                           79.4               1.0
      Depreciation and amortization                       40.0               0.4
      Other taxes                                         15.1               0.2
---------------------------------------------------------------------------------
Total Operating Expenses                                 134.5               1.6
---------------------------------------------------------------------------------
Operating Income                                         124.2               0.9
=================================================================================

THROUGHPUT (Bcf)
Columbia Transmission
      Market Area                                        366.7                --
Columbia Gulf
      Mainline                                           161.3                --
      Short-haul                                          37.0                --
      Intrasegment eliminations                         (157.3)               --
Columbia Pipeline Deep Water                               0.8                --
Crossroads Gas Pipeline                                   10.9              10.5
Granite State Pipeline                                    13.1              14.1
---------------------------------------------------------------------------------
Total                                                    432.5              24.6
---------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NiSource's gas transmission and storage segment primarily consists of the operations of Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf), Columbia Pipeline Corporation, Crossroads Pipeline Company (Crossroads) and Granite State Transmission System (Granite). In total NiSource owns a pipeline network of approximately 16,500 miles extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together they serve customers in seventeen northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource gas transmission and storage segment operates one of the nation's largest underground natural gas storage systems.

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport approximately 700,000 Dth per day to eastern markets. To date, nine shippers have signed agreements for a significant portion of the available capacity. Based on the current status of the regulatory approval process of the FERC, the Millennium Project sponsors have advised the FERC of a revised in-service date of November 1, 2002.

The sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd. and MCN Energy Group, Inc.

Storage Base Gas Sales

Columbia Transmission sold 5.2 billion cubic feet (Bcf) of base gas volumes in the first quarter of 2001 resulting in a pre-tax gain of $11.4 million. Base gas represents storage volumes that are maintained to ensure that adequate pressure exists to deliver current inventory. As a result of ongoing improvements made in its storage operations, Columbia Transmission determined that a portion of these storage volumes were no longer necessary to maintain deliverability of current inventory.

Throughput

Columbia Transmission's throughput consists of transportation and storage services for local distribution companies and other customers within its market area, which covers portions of northeastern, mid-Atlantic, mid-western, and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to Leach, Kentucky and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana. Crossroads serves customers in northern Indiana and Granite provides service in New Hampshire.

Throughput for the Transmission and Storage segment totaled 432.5 Bcf for the first quarter of 2001, compared to 24.6 Bcf in 2000. The increase primarily reflects the addition of Columbia Transmission and Columbia Gulf Transmission that resulted from the acquisition of Columbia.

Operating Revenues

Total operating revenues were $258.7 million for the first quarter of 2001, an increase of $256.2 due primarily to the inclusion of Columbia operations. This also includes the effect of the sale of base gas discussed above.

Operating Income

First quarter 2001 operating income of $124.2 million increased $123.3 million due primarily to the inclusion of Columbia's operations, partially offset by the amortization of goodwill for the Columbia acquisition. In 2001, $11.4 million of storage base gas sales also contributed to the increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NiSOURCE INC.
ELECTRIC OPERATIONS


Three Months Ended March 31,($ in millions)              2001              2000
===============================================================================
NET REVENUES
      Sales revenues                                    370.6             318.2
      Less: Cost of sales                               177.0             127.7
-------------------------------------------------------------------------------
Net Revenues                                            193.6             190.5
-------------------------------------------------------------------------------
OPERATING EXPENSES
      Operation and maintenance                          52.7              54.4
      Depreciation and amortization                      41.5              40.0
      Other taxes                                        13.8              13.4
-------------------------------------------------------------------------------
Total Operating Expenses                                108.0             107.8
-------------------------------------------------------------------------------
Operating Income                                         85.6              82.7
===============================================================================

REVENUES ($ IN MILLIONS)
      Residential                                        68.8              66.4
      Commercial                                         68.0              67.3
      Industrial                                        105.0             109.8
      Wholesale & Power Trading                         127.6              73.7
      Other electric service                              1.2               1.0
-------------------------------------------------------------------------------
Total                                                   370.6             318.2
-------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
      Residential                                       697.6             667.6
      Commercial                                        815.4             798.2
      Industrial                                      2,323.0           2,535.8
      Wholesale & Power Trading                       2,593.0           2,753.0
      Other electric service                             16.2              32.0
-------------------------------------------------------------------------------
Total                                                 6,445.2           6,786.6
-------------------------------------------------------------------------------

ELECTRIC CUSTOMERS
      Residential                                     379,898           376,715
      Commercial                                       46,670            45,953
      Industrial                                        2,660             2,676
      Wholesale & Power Trading                            23                35
      Other electric service                              804               815
-------------------------------------------------------------------------------
Total                                                 430,055           426,194
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 430,000 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and operates four coal-fired electric generating stations with a net capability of 3,179 megawatts, four gas-fired combustion turbine generating units with a net capability of 203 megawatts and two hydroelectric generating plants with a net capability of 10 megawatts. These facilities provide for a total system net capability of 3,392 megawatts. Northern Indiana is interconnected with five neighboring electric utilities.

Market Conditions

The regulatory framework applicable to electric operations are undergoing fundamental changes. These changes have previously had, and will continue to have, an impact on NiSource's electric operations, structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

Regulatory Matters

FERC issued Order No. 888-A in 1996 that required all public utilities owning, controlling or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. On June 30, 2000, the D.C. Circuit Court of Appeals upheld FERC's open access orders in all major respects, although the U.S. Supreme Court on February 26, 2001 agreed to review the case. In 1997, FERC accepted for filing Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued Order 2000 addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. On October 16, 2000, NiSource filed with the FERC indicating that it is committed to joining an RTO and on February 28, 2001 joined the Alliance RTO. The Alliance RTO expects to be fully operational by FERC's December 15, 2001 deadline. The Alliance RTO companies serve a population of 41 million within 178,800 square miles in 11 states and own 57,100 miles of transmission lines.

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

Environmental Matters

The Great Lakes Water Quality Initiative ("GLI") program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and is in the process of seeking final United States Environmental Protection Agency (US EPA) approval. The promulgated regulations currently provide the Indiana Department of Environmental Management
(IDEM) with the authority to grant water quality criteria variances and for non-contact cooling water. However, the US EPA has objected to these provisions. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending the outcome of program approval discussions between IDEM and US EPA, including discussions with respect to exemption authority and permit renewal requirements, the costs of complying with these requirements cannot be predicted.

Sales

Electric sales for the first three months of 2001 were 6,445.2 million kilowatt-hours (kwh), a decrease of 341.4 million kwh, or 5%, compared to the 2000 period, reflecting decreased industrial sales due to a decline in production in the steel industry and decreased bulk power sales, offset by increased residential and commercial usage. The basic steel industry accounted for approximately 21% of electric sales in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Net Revenues

In the first quarter of 2001, electric net revenues of $193.6 million increased by $3.1 million over the 2000 period. This improvement primarily reflects increased power trading margins of $2.8 million. Net utility revenues increased $0.3 million primarily due to the beneficial impact of weather and customer growth on residential and commercial sales partially offset by the adverse impact of decreased production in the steel industry on industrial sales and fewer opportunities in the bulk power market. Average revenue per kwh sold increased 11% from the first quarter of 2000 to 6.5 cents per kwh for the same period in 2001. The average cost per kwh generated increased 4% from the first quarter of 2000 to 1.43 cents per kwh for the 2001 period due primarily to higher coal costs. The cost of fuel for electric generation, which is primarily coal, in the first quarter of 2001 decreased $5.9 million from the 2000 period reflecting reduced electric generation due to lower demand for electric power.

Operating Income

Operating income for the first quarter of 2001 was $85.6 million, an increase of $2.9 million over the same period in 2000. This increase primarily reflects the favorable impact of net revenues described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NiSOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS


Three Months Ended March 31,($ in millions)                                2001
-------------------------------------------------------------------------------
OPERATING REVENUES
      Gas revenues                                                         50.0
      Other revenues                                                        3.8
-------------------------------------------------------------------------------
Total Operating Revenues                                                   53.8
-------------------------------------------------------------------------------
Operating Expenses
      Operation and maintenance                                            16.7
      Depreciation and depletion                                           10.2
      Other taxes                                                           5.6
-------------------------------------------------------------------------------
Total Operating Expenses                                                   32.5
-------------------------------------------------------------------------------
Operating Income                                                           21.3
===============================================================================

AVERAGE PRICE OF GAS PRODUCTION ($ PER Mcf)
      U.S.                                                                 3.33
      CANADA                                                               8.46

GAS PRODUCTION (Bcf):
      U.S.                                                                 14.5
      CANADA                                                                  -
-------------------------------------------------------------------------------
TOTAL                                                                      14.5
-------------------------------------------------------------------------------


NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. NiSource acquired Columbia Resources as part of the Columbia acquisition on November 1, 2000. Columbia Resources produced nearly 14 Bcf equivalents (Bcfe) of natural gas and oil in the first quarter of 2001, has financial interests in over 8,000 wells, and has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent at March 31, 2001. Columbia Resources also owns and operates approximately 6,200 miles of gathering pipelines.

Columbia Resources seeks to achieve asset and profit growth primarily through expanded drilling activities. For the first quarter of 2001, Columbia Resource's drilling activity resulted in the discovery of 12.4 net Bcfe of gas and oil reserves. During the first quarter of 2001, Columbia Resources has participated in 24 gross (22.4 net) wells with a success rate of 100 percent.

Forward Sale of Natural Gas

On March 30, 2001, Columbia Resources restructured its existing forward gas sales agreements with Mahonia II Limited (Mahonia). Physical deliveries of 19.9 Bcf of natural gas to Mahonia, required under the previous agreements for the period April 2001 through March 2002, have been postponed. These deliveries have been scheduled to resume in January 2003 and continue through February 2006, with 31.7 Bcf of gas to be delivered in addition to the previous requirements of the forward gas sales agreements.

Volumes

Gas production of 14.5 Bcf and oil and liquid production of 61,000 barrels in the first quarter of 2001 reflect recent drilling successes, along with improvements to Columbia Resources' gathering facilities and reduced capacity constraints.

Operating Revenues

Operating revenues for the first quarter of 2001 were $53.8 million. Approximately 69% of Columbia Resources' natural gas production was hedged at an average price of $4.08 per Mcf.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Income

Operating income for the first quarter 2001 was $21.3 million. Depletion expense included an impairment write-down of $1.6 million for the Canadian oil and gas properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NiSOURCE INC.
ENERGY MARKETING OPERATIONS


Three Months Ended March 31, ($ in millions)                   2001           2000
-----------------------------------------------------------------------------------
NET REVENUES
      Sales revenues                                        1,152.7          311.1
      Less: Cost of products purchased                      1,161.8          288.7
-----------------------------------------------------------------------------------
Net Revenues                                                   (9.1)          22.4
-----------------------------------------------------------------------------------
OPERATING EXPENSES
      Operation and maintenance                                21.4            9.7
      Depreciation and amortization                             0.7            3.9
      Other taxes                                               0.6            0.4
-----------------------------------------------------------------------------------
Total Operating Expenses                                       22.7           14.0
-----------------------------------------------------------------------------------
Operating Income (Loss)                                       (31.8)           8.4
===================================================================================

NiSource provides non-regulated energy marketing services through its wholly owned subsidiary EnergyUSA, Inc. and its subsidiary EnergyUSA-TPC Corp. (TPC). TPC provides energy related asset management and asset portfolio replacement opportunities for LDCs and fuel requirement services for electric utilities, independent power producers and cogeneration facilities. TPC also provides natural gas sales and management services to industrial and commercial customers, engages in natural gas marketing activities and provides gas supply to Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light under spot and term contracts.

Net Revenues

Total sales revenues of $1,152.7 million for the first quarter of 2001, increased $841.6 million over the 2000 first quarter. The significant increase in sales revenues primarily reflected a substantial increase in gas trading activity. These higher revenues were more than offset by increased gas costs. Net Revenues for the first quarter of 2001 were a loss of $9.1 million, a decrease of $31.5 million over the same period last year. The decrease is due primarily to TPC's mark-to-market adjustments due to a decline in the value of basis positions related to structured transactions in Northeast markets and the absence of revenues from MHP, which were included in the prior year's results. MHP was sold in September 2000.

Operating Income (Loss)

Energy Marketing had an operating loss of $31.8 million for the first quarter of 2001 compared to operating income of $8.4 million for the same period last year. The decrease is primarily due to the reduction of net revenues discussed above and the settlement of a lawsuit in the first quarter of 2001 related to MHP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NiSOURCE INC.
OTHER PRODUCTS AND SERVICES


Three Months Ended March 31, ($ in millions)                2001           2000
--------------------------------------------------------------------------------
NET REVENUES
      Products and services revenue                         42.9           52.0
      Less: Cost of products purchased                      22.2           28.8
--------------------------------------------------------------------------------
Net Revenues                                                20.7           23.2
--------------------------------------------------------------------------------
Operating Expenses
      Operation and maintenance                             27.0           21.7
      Depreciation and amortization                          2.0            2.9
      Other taxes                                            1.4            1.4
--------------------------------------------------------------------------------
Total Operating Expenses                                    30.4           26.0
--------------------------------------------------------------------------------
Operating Loss                                              (9.7)          (2.8)
================================================================================


NiSource develops power projects through its subsidiary, Primary Energy, Inc. (Primary Energy), which works with industrial customers in managing the engineering, construction, operation and maintenance of "inside the fence" cogeneration plants that provide cost-effective, long-term sources of energy for energy-intensive facilities. NiSource has also invested in a number of distributed generation technologies including fuel cells and microturbine ventures. NiSource is also building a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. NiSource is pursuing strategic alternatives for its telecommunications network, has recently exited the pipeline construction business and is in the process of selling the line locating and marking business.

Primary Energy

Primary Energy develops, builds, owns, operates and manages industrial based energy projects. The focus of the company is to develop on-site, industrial-based energy solutions for large complexes having multiple energy flows, such as electricity, steam, by-product fuels or heated water. Through its subsidiaries, Primary Energy has entered into agreements with several of NiSource's largest industrial customers, principally steel mills and a refinery, to service a portion of their energy needs. In order to serve its customers under the agreements, and to have electricity available for the wholesale market, Primary Energy, through its subsidiaries, has entered into certain operating lease commitments to lease these energy-related projects, which have a combined capacity of 393 megawatts in operation and 575 megawatts under construction. NiSource, through subsidiaries, guarantees certain of Primary Energy's obligations under each lease.

LTV Bankruptcy

The LTV Corporation, parent of LTV Steel Company, Inc. (LTV), filed for protection under Chapter 11 of the Federal Bankruptcy Code on December 29, 2000. Primary Energy is constructing a cogeneration plant on the site of LTV's East Chicago mill. While the bankruptcy affords LTV an opportunity to reject the current 15-year contract for use of the facility, Primary Energy is working closely with LTV to obtain contract affirmation. LTV's decision is expected during 2001. Work on the project is continuing with commercialization scheduled for September 2001.

Net Operating Revenues

Net Operating Revenues of $20.7 million for the first quarter of 2001 decreased by $2.5 million from the first quarter of 2000. This is due to decreases at Primary Energy for development fees and lower production in the steel industry.

Operating Income (Loss)

Other products and services reported an operating loss of $9.7 million versus an operating loss of $2.8 million in 2000, reflecting additional start-up costs related to new services and reduced revenues generated from providing services to the steel industry. Operation and maintenance expense increased $5.3 million, due primarily to additional outside services, project technical support and franchise fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk see page 15 of the Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

1. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP. ET. AL.

      The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. A hearing was held on the motion in March 2000 but the court has not yet ruled.

2.    QUINQUE OPERATING CO. ET AL V. GAS PIPELINES ET AL.

      Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Qunique asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously moved the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court.

3.    VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

      In February 2000, plaintiff filed a complaint in New York state court against Columbia Resources and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has now remanded Kershaw back to New York state court.

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

5.    COLUMBIA GAS TRANSMISSION CORP. V. CONSOLIDATION COAL CO., ET AL.

      On December 21, 1999, Columbia Transmission filed a complaint in Federal court in Pittsburgh, Pennsylvania against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field (Victory) in northern West Virginia. The complaint was served on April 10, 2000. Consol's current plans to longwall mine through Victory would destroy certain infrastructure of Victory, including all of Columbia Transmission's storage wells in the path of the mining. The parties are holding discussions concerning resolution of this matter. On December 8, 2000, the court denied Consol's motion to dismiss. On March 5, 2001, the court denied Consol's motion to transfer this action to Federal court in West Virginia (see McElroy Coal Company v. Columbia Gas Transmission Corporation below). On March 27, 2001, the court also granted Columbia's motion to enjoin Consol from further prosecuting the West Virginia action and from initiating any further actions in any other court raising compulsory counterclaims to this action. On April 2, 2001, Consol filed an appeal of the March 27, 2001 order to the United States Court of Appeals for the Third Circuit. Consol also filed a Motion for Leave to File a Counterclaim on April 10, 2001, including a claim for inverse condemnation. The court accepted Consol's Motion for Leave on April 12, 2001. Meanwhile, discovery is proceeding.

6.    MCELROY COAL COMPANY V. COLUMBIA GAS TRANSMISSION CORPORATION

      On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory, and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to Columbia Transmission's Victory operations. Except for the claim of inverse condemnation, McElroy's West Virginia complaint appears to be virtually identical to Consol's original counterclaim to Columbia Transmission's Federal court action in Pennsylvania. As discussed in Columbia Gas Transmission Corp. v. Consolidation Coal Co., et al, above, the federal court in Pittsburgh has granted Columbia's motion to enjoin McElroy from further prosecution of this action.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

(10.30) Natural Gas Advance Sale Contract dated December 1, 1999, between Columbia Natural Resources, Inc. and Mahonia II Limited.

(10.31) First Amendment to Natural Gas Advance Sale Contract (dated December 1, 1999), effective March 30, 2001, between Columbia Natural Resources, Inc. and Mahonia II Limited.

(10.32) Natural Gas Advance Sale Contract dated August 24, 2000, between Columbia Natural Resources, Inc. and Mahonia II Limited.

(10.33) First Amendment to Natural Gas Advance Sale Contract (dated August 24, 2000), effective March 30, 2001, between Columbia Natural Resources, Inc. and Mahonia II Limited.

      Pursuant to Item 601(b)(4)(iii) of Regulation S-K, NiSource hereby agrees to furnish the SEC, upon request, any instrument defining the rights of holders of long-term debt of NiSource not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of NiSource and its subsidiaries on a consolidated basis.

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the first quarter of 2001:

                Financial
    Item       Statements
   Reported     Included      Date of Event     Date Filed
   --------     --------      -------------     ----------
      7            Yes        April 2, 2001    April 2, 2001
      5            No        March 13, 2001   March 13, 2001

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                NiSource Inc.
                                   --------------------------------------
                                                 (Registrant)













Date:  May 9, 2001            By:      /s/ Jeffrey W. Grossman
                                   --------------------------------------
                                           Jeffrey W. Grossman
                                       Vice President and Controller
                                       (Principal Accounting Officer
                                       and Duly Authorized Officer)