Form 10-Q
period 2001-06-30
NISOURCE INC/DE
filed 2001-08-07
CIK 1111711

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended JUNE 30, 2001
                                                -------------

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from ______ to ______

                       Commission file number 001-16189
                                              ---------

                                NISOURCE INC.
                                -------------
            (Exact Name of Registrant as Specified in its Charter)


                 Delaware                               35-2108964
        ---------------------------------------------------------------
        (State or other jurisdiction of               (IRS Employer
        incorporation or organization)              Identification No.)


              801 East 86th Avenue, Merrillville, IN       46410
          ---------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)



      Registrant's telephone number, including area code (877) 647-5990
                                                         --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par
Value: 206,738,447 shares outstanding at June 30, 2001.

                                NISOURCE INC.
                          FORM 10-Q QUARTERLY REPORT
                     FOR THE QUARTER ENDED JUNE 30, 2001

                              TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I     FINANCIAL INFORMATION
------     ---------------------
           Item 1. Financial Statements

                   Statements of Consolidated Income..........................            3

                   Consolidated Balance Sheets................................            4

                   Statements of Consolidated Cash Flows......................            6

                   Statements of Consolidated Common Shareholder's Equity.....            7

                   Notes to Consolidated Financial Statements.................            8

           Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................           17

           Item 3. Quantitative and Qualitative Disclosures About Market Risk.           36

PART II    OTHER INFORMATION
------     -----------------

           Item 1. Legal Proceedings..........................................           37

           Item 2. Changes in Securities and Use of Proceeds..................           39

           Item 3. Defaults Upon Senior Securities............................           39

           Item 4. Submission of Matters to a Vote of Security Holders........           39

           Item 5. Other Information..........................................           39

           Item 6. Exhibits and Reports on Form 8-K...........................           39

           Signature..........................................................           40

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                            Three Months             Six Months
                                                                            Ended June 30,           Ended June 30,
                                                                  ----------------------------  ----------------------
(in millions)                                                           2001        2000          2001        2000
======================================================================================================================
NET REVENUES
   Gas Distribution                                                $      754.3   $    201.5    $2,797.8    $  644.5
   Gas Transmission and Storage                                           140.8         30.7       311.2        45.8
   Electric                                                               246.0        241.1       492.8       483.0
   Exploration and Production                                              21.7            -        69.9           -
   Merchant Operations                                                    650.0        474.7     1,875.7       834.1
   Other                                                                   62.0         55.1       125.5       102.0
----------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                          1,874.8      1,003.1     5,672.9     2,109.4
Cost of Sales                                                           1,163.1        679.5     3,863.4     1,360.8
----------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                        711.7        323.6     1,809.5       748.6
----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                              338.1        141.9       704.6       286.4
   Depreciation, depletion and amortization                               155.0         80.2       316.1       160.2
   Other taxes                                                             61.4         18.3       159.3        44.1
   Impairment of telecommunication assets                                   9.2            -         9.2           -
----------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                  563.7        240.4     1,189.2       490.7
----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                          148.0         83.2       620.3       257.9
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest expense, net                                                 (149.3)       (45.3)     (312.6)      (89.8)
   Minority interest                                                       (5.1)        (5.0)      (10.2)      (10.0)
   Dividend requirements on preferred stock of subsidiaries                (1.9)        (2.0)       (3.8)       (4.0)
   Other, net                                                               6.8          1.5        11.4         3.9
----------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                          (149.5)       (50.8)     (315.2)      (99.9)
----------------------------------------------------------------------------------------------------------------------
INCOME  (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                     (1.5)        32.4       305.1       158.0
INCOME TAXES                                                                4.8         11.0       127.2        57.5
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                   (6.3)        21.4       177.9       100.5
----------------------------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations - net of taxes                  (1.7)         2.0        (1.1)        2.5
Change in Accounting- net of taxes                                            -            -         4.0           -
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                  $       (8.0)  $     23.4   $   180.8   $   103.0
=====================================================================================================================



BASIC EARNINGS (LOSS) PER SHARE ($)
   Continuing operations                                                  (0.03)        0.18        0.87        0.82
   Discontinued operations                                                (0.01)        0.01       (0.01)       0.02
   Change in accounting                                                       -           -         0.02          -
----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                           (0.04)        0.19        0.88        0.84
----------------------------------------------------------------------------------------------------------------------


DILUTED EARNINGS (LOSS) PER SHARE ($)
   Continuing operations                                                  (0.03)        0.17        0.85        0.79
   Discontinued operations                                                (0.01)        0.01       (0.01)       0.02
   Change in accounting                                                       -           -         0.02          -
----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE                                         (0.04)        0.18        0.86        0.81
----------------------------------------------------------------------------------------------------------------------



BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                        205.3        120.6       205.2       122.2
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                  205.3        124.7       209.7       126.4
----------------------------------------------------------------------------------------------------------------------




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,     December 31,
(in millions)                                                                     2001             2000
=========================================================================================================
                                                                           (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
    Utility Plant                                                          $ 15,863.7       $ 15,825.3
    Accumulated depreciation and amortization                                (7,507.7)        (7,299.4)
---------------------------------------------------------------------------------------------------------
    Net utility plant                                                         8,356.0          8,525.9
---------------------------------------------------------------------------------------------------------
    Gas and oil producing properties, full cost method
          United States cost center                                             961.1            923.6
          Canadian cost center                                                   21.6             19.7
    Accumulated depletion                                                       (36.8)            (9.1)
---------------------------------------------------------------------------------------------------------
    Net gas and oil producing properties                                        945.9            934.2
---------------------------------------------------------------------------------------------------------
    Other property, at cost, less accumulated depreciation                       83.2             86.6
---------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                             9,385.1          9,546.7
---------------------------------------------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS
    Net assets of discontinued operations                                       588.5            560.4
    Unconsolidated affiliates                                                   103.7             96.1
    Assets held for sale                                                        100.3             33.5
    Other investments                                                            49.7             54.1
---------------------------------------------------------------------------------------------------------
Total Investments                                                               842.2            744.1
---------------------------------------------------------------------------------------------------------


CURRENT ASSETS
    Cash and cash equivalents                                                   142.7            193.0
    Accounts receivable (less reserve of $53.1 and $43.3, respectively)         930.9          1,490.2
    Other receivables                                                            30.7             23.5
    Gas inventory                                                               186.1            322.5
    Underrecovered gas and fuel costs                                            74.4            396.1
    Materials and supplies, at average cost                                      71.6             68.7
    Electric production fuel, at average cost                                    33.2             15.6
    Price risk management assets                                                479.9          1,568.5
    Exchange gas receivable                                                     528.0            615.9
    Prepayments and other                                                       292.3            223.6
---------------------------------------------------------------------------------------------------------
Total Current Assets                                                          2,769.8          4,917.6
---------------------------------------------------------------------------------------------------------


OTHER ASSETS
    Regulatory assets                                                           522.5            517.1
    Intangible assets, less accumulated amortization                          3,673.1          3,603.6
    Deferred charges and other                                                  502.5            367.7
---------------------------------------------------------------------------------------------------------
Total Other Assets                                                            4,698.1          4,488.4
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $ 17,695.2       $ 19,696.8
=========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,    December 31,
(in millions)                                                             2001            2000
===============================================================================================
                                                                    (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                  $ 3,499.5       $ 3,415.2
Preferred Stocks--
    Subsidiary Companies
      Series without mandatory redemption provisions                      83.6            83.6
      Series with mandatory redemption provisions                         48.9            49.1
Company-obligated mandatorily redeemable preferred securities
       of subsidiary trust holding solely Company debentures             345.0           345.0
Long-term debt, excluding amounts due within one year                  6,125.8         5,802.7
-----------------------------------------------------------------------------------------------
Total Capitalization                                                  10,102.8         9,695.6
-----------------------------------------------------------------------------------------------

CURRENT LIABILITIES
    Current portion of long-term debt                                     97.5            64.8
    Short term borrowings                                              1,937.1         2,496.7
    Accounts payable                                                     492.0         1,117.1
    Dividends declared on common and preferred stocks                     60.8             1.0
    Customer deposits                                                     34.4            32.1
    Taxes accrued                                                        195.2           189.3
    Interest accrued                                                      69.8            78.0
    Overrecovered gas and fuel costs                                     119.3               -
    Price risk management liabilities                                    352.8         1,529.2
    Exchange gas payable                                                 261.6           360.5
    Current deferred revenue                                             278.9           451.5
    Other accruals                                                       476.1           573.2
-----------------------------------------------------------------------------------------------
Total Current Liabilities                                              4,375.5         6,893.4
-----------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes                                              1,847.1         1,806.2
    Deferred investment tax credits                                      109.8           114.3
    Deferred credits                                                     386.2           337.3
    Noncurrent deferred revenue                                          493.0           498.0
    Accrued liability for postretirement benefits                        275.6           272.5
    Other noncurrent liabilities                                         105.2            79.5
-----------------------------------------------------------------------------------------------
Total Other                                                            3,216.9         3,107.8
-----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                -               -
-----------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                $ 17,695.2      $ 19,696.8
===============================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)


                                                                                 Six Months
                                                                               Ended June 30,
                                                                          -----------------------
(in millions)                                                                2001          2000
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                               $ 180.8      $ 103.0
   Adjustments to reconcile net income to net cash from
   continuing operations:
     Depreciation, depletion, and amortization                                316.1        160.2
     Net changes in price risk management activities                           (2.7)       (11.0)
     Asset impairment                                                           9.2            -
     Deferred income taxes                                                    (99.4)       (39.1)
     Deferred revenue                                                        (177.6)           -
     Income from change in accounting                                          (4.0)           -
     Income from discontinued operations                                        1.1         (2.5)
     Other, net                                                                (9.5)        11.1
-------------------------------------------------------------------------------------------------
                                                                              214.0        221.7
-------------------------------------------------------------------------------------------------
   Changes in components of working capital, net of effect
   from acquisitions of businesses:
     Accounts receivable, net                                                 558.0        (51.8)
     Inventories                                                              115.9        (27.2)
     Accounts payable                                                        (636.1)        80.7
     Taxes accrued                                                             70.7         (1.0)
     (Under) Overrecovered gas and fuel costs                                 441.0         44.8
     Exchange gas receivable/payable                                          (11.0)           -
     Other accruals                                                           (60.2)         3.3
     Other working capital                                                   (160.1)       (48.6)
-------------------------------------------------------------------------------------------------
Net Cash from Continuing Operations                                           532.2        221.9
Net Cash from Discontinued Operations                                             -            -
-------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                            532.2        221.9
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Capital expenditures                                                    (195.5)      (100.3)
     Proceeds from disposition of assets                                          -            -
     Other investing activities, net                                           15.3        (10.2)
-------------------------------------------------------------------------------------------------
Net Investing Activities                                                     (180.2)      (110.5)
-------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Issuance of long-term debt                                               300.0            -
     Retirement of long-term debt                                             (36.9)      (158.6)
     Change in short-term debt                                               (559.6)       182.0
     Retirement of preferred shares                                            (0.3)        (1.5)
     Issuance of common stock                                                  13.5          5.6
     Acquisition of treasury stock                                                -        (65.8)
     Dividends paid - common shares                                          (120.2)       (66.0)
     Other financing activities, net                                              -          0.2
-------------------------------------------------------------------------------------------------
Net Financing Activities                                                     (403.5)      (104.1)
-------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                              (51.5)         7.3
Cash and cash equivalents at beginning of year                                193.0         41.4
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 141.5       $ 48.7
=================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest, net of amounts capitalized                       320.9         96.7
     Cash paid for income taxes                                               138.0         99.0
-------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY (unaudited)


                                                                 ADDITIONAL                            ACCUM.
                                                 COMMON TREASURY    PAID-IN     RETAINED           OTHER COMP.             COMP.
(DOLLARS IN MILLIONS)                            SHARES   SHARES    CAPITAL     EARNINGS   OTHER       INCOME     TOTAL   INCOME
---------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 2000                           870.9   (472.5)     174.4        774.4     1.1        5.2     1,353.5
Comprehensive Income:
   Net Income                                                                      103.0                          103.0    103.0
Other comprehensive income, net of tax:
   Gain/loss on available for sale securities:
     Unrealized                                                                                        (0.3)       (0.3)    (0.3)
     Realized                                                                                           0.3         0.3      0.3
   Gain/loss on foreign currency translation:
     Unrealized                                                                                         0.4         0.4      0.4
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                 103.4
Dividends:
   Common shares                                                                   (65.6)                         (65.6)
Treasury shares acquired                                   (65.8)                                                 (65.8)
Issued:
   Employee stock purchase plan                              0.3        0.4                                         0.7
   Long-term incentive plan                                 19.4                           (14.0)                   1.5
Amortization of unearned compensation                                                        2.4                    2.4
Equity contract costs                                                  (2.0)                                       (2.0)
Other                                                                   0.8         (2.3)                          (1.5)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 2000                             870.9   (518.6)     173.6        809.5   (10.5)       5.6     1,330.5
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 2001                             2.0        -    2,585.1        829.8    (6.1)       4.4     3,415.2
Comprehensive Income:
   Net Income                                                                      180.8                          180.8    180.8
Other comprehensive income, net of tax:
   Gain/loss on foreign currency translation:
     Unrealized                                                                                        (1.2)       (1.2)    (1.2)
Net unrealized gains on derivatives
   qualifying as cash flow hedges                                                                      65.4        65.4     65.4
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                 245.0
Dividends:
   Common shares                                                                  (180.0)                        (180.0)
Treasury shares acquired
Issued:
   Employee stock purchase plan                                         6.3                 (2.1)                   4.2
   Long-term incentive plan                                            28.4                (19.1)                   9.3
Amortization of unearned compensation                                                        7.7                    7.7
Equity contract costs                                                  (1.9)                                       (1.9)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 2001                               2.0        -    2,617.9        830.6   (19.6)      68.6     3,499.5
---------------------------------------------------------------------------------------------------------------------------------

                                 COMMON TREASURY                                                                 COMMON TREASURY
SHARES (IN THOUSANDS)            SHARES   SHARES                                                                 SHARES   SHARES
-------------------------------------------------                           -----------------------------------------------------
BALANCE JANUARY 1, 2000         147,784  (23,665)                           BALANCE JANUARY 1, 2001             205,553     -
Treasury shares acquired                  (3,964)                           Treasury shares acquired
Issued:                                                                     Issued:
   Employee stock purchase plan               43                                 Employee stock purchase plan        10
   Long-term incentive plan                  965                                 Long-term incentive plan         1,175

-------------------------------------------------                           -----------------------------------------------------
BALANCE JUNE 30, 2000           147,784  (26,601)                           BALANCE JUNE 30, 2001               206,738     -
=================================================                           =====================================================

NISOURCE INC.

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

2.      Diluted Average Common Shares Computation

        Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effect of the various long-term incentive compensation plans. For 2001, the weighted average shares outstanding for diluted EPS also includes the incremental effect of the forward equity contract associated with the Stock Appreciation Income Linked SecuritiesSM (SAILSSM). For 2000, the incremental effect of common shares associated with another equity forward purchase contract, calculated under the reverse treasury stock method is also included in the weighted average shares outstanding for diluted EPS. On December 26, 2000, the contract was terminated.

        The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:


                                                     Three Months               Six Months
                                                    Ended June 30,            Ended June 30,
                                                 --------------------     --------------------
                                                      2001      2000           2001       2000
        --------------------------------------------------------------------------------------
        DENOMINATOR
         Basic average common shares outstanding 205,308.8  120,569.5     205,175.1  122,203.7
         Dilutive potential common shares              -      4,085.4       4,487.5    4,191.8
        --------------------------------------------------------------------------------------
        Diluted Average Common Shares            205,308.8  124,654.9     209,662.6  126,395.5
        --------------------------------------------------------------------------------------

        Due to the net loss that was reported for the three months ended June 30, 2001, the addition of potential common shares was anti-dilutive and is therefore not included.

3.      Acquisition

        On November 1, 2000, NiSource completed its acquisition of Columbia Energy Group (Columbia) for an aggregate consideration of approximately $6 billion, consisting of $3,888 million in cash, 72.4 million shares of common stock valued at $1,761 million, and SAILSSM (units consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. NiSource accounted for the acquisition in accordance with the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on the fair value of those assets and liabilities as of the acquisition date. Based upon the nature of the regulatory environment in which Columbia's rate-regulated subsidiaries operate, the fair value of rate-regulated assets and liabilities are generally considered to be historic cost. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired, approximately $3.7 billion, is reflected as goodwill in the consolidated financial statements and is being amortized on a straight-line basis over forty years.

        In the second quarter of 2001, NiSource increased goodwill by $63.9 million resulting from a revision of the fair value of the net assets acquired in the acquisition of Columbia Energy Group. The revised estimates were primarily associated with the resolution of some uncertainties surrounding the net assets of Columbia Transmission Communications Corporation (Transcom), the Company's fiber optic network.

NISOURCE INC.

        NiSource may make additional adjustments to the allocation of the purchase price assumptions based on the ultimate resolution of contingencies existing at the acquisition date. The Company does not anticipate that the final evaluation of these issues will materially affect the allocation of the purchase price.

4.      Restructuring Activities

        During 2000, NiSource implemented a plan to restructure its operations as a result of the acquisition of Columbia discussed above. The restructuring plan included a severance program, a transition plan to implement operational efficiency throughout NiSource's operations and a voluntary early retirement program.

        As a result of the restructuring plan, it is estimated that approximately 900 management, professional, administrative and technical positions have been or will be eliminated. As of June 30, 2001, approximately 611 employees had been terminated as a result of the restructuring plan. In October 2000, NiSource recorded pre-tax charges of $5.8 million in operating expense representing severance and related benefits costs. This charge included $5.1 million of estimated termination benefits. In addition, NiSource assumed $66.9 million in liabilities related to the restructuring of Columbia's operations representing severance and related benefits costs and relocation of certain operations. At June 30, 2001, the consolidated balance sheet reflected a liability of $40.3 million related to the restructuring plan.

5.      Discontinued Operations and Assets Held for Sale

        The Securities and Exchange Commission (SEC), in its order approving the acquisition of Columbia, required NiSource to divest its water utilities within three years from the date of the acquisition. In January 2001, NiSource adopted a formal plan to dispose of its water utilities within one year. The water utilities operations are reported as discontinued operations. See Note 6 on page 10 for further discussion.

        Results from discontinued operations of the water utilities are provided in the following table:


                                                         Three Months                Six Months
                                                        Ended June 30,              Ended June 30,
                                                    --------------------------------------------------
        ($ in millions)                                 2001         2000          2001         2000
        ----------------------------------------------------------------------------------------------
        Revenues from discontinued operations           27.0         25.9          51.8         49.7
        Income (Loss) from discontinued operations      (2.0)         3.9          (0.2)         5.8
        Income tax expense (benefit)                    (0.3)         1.9           0.9          3.3
        Net income (loss) from discontinued operations  (1.7)         2.0          (1.1)         2.5
        ----------------------------------------------------------------------------------------------

        On May 22, 2000, as a result of its ongoing strategic assessment, Columbia announced that it decided to sell its propane operations, which consists of Columbia Propane Corporation and its subsidiaries (Columbia Propane). On January 31, 2001, Columbia signed a definitive agreement to sell the stock and assets of Columbia Propane to AmeriGas Partners L.P. (AmeriGas) for approximately $208 million, consisting of $155 million of cash and $50 million of AmeriGas partnership common units. The transaction is expected to close in the third quarter of 2001. NiSource has also sold substantially all the assets of Columbia Petroleum Corporation (Columbia Petroleum), a diversified petroleum distribution company. The net assets of the water utilities, Columbia Propane and Columbia Petroleum are reported as net assets of discontinued operations on the consolidated balance sheets.

NISOURCE INC.

        The net assets of the discontinued operations were as follows:


                                                                      JUNE 30,     December 31,
        ($ in millions)                                                   2001             2000
        ----------------------------------------------------------------------------------------
        NET ASSETS OF DISCONTINUED OPERATIONS
            Accounts receivable, net                                   $  49.6          $ 107.8
            Property, plant and equipment, net                           884.8            891.3
            Other assets                                                 130.2            173.8
            Current liabilities                                         (113.8)          (148.2)
            Debt                                                         (91.8)          (169.4)
            Other liabilities                                           (270.5)          (294.9)
        ----------------------------------------------------------------------------------------
        NET ASSETS OF DISCONTINUED OPERATIONS                          $ 588.5          $ 560.4
        ----------------------------------------------------------------------------------------



        As a result of project delays, cost overruns, and the economics of the fiber optics market that have occurred since the acquisition of Columbia, NiSource recorded a charge of $9.2 million to operating income in the second quarter of 2001, related to Transcom, a fiber optics telecommunications network.

        In September and October 2000, management held discussions with investment banking firms seeking strategic options for the Transcom assets. Although significant uncertainties existed surrounding the estimated costs to complete the fiber optic network, time to market in a competitive environment, and delays due to construction deficiencies and environmental issues, the decision was made to complete the Transcom network and sell the assets. The Company has received subsequent information pertaining to the estimated construction costs and delays. Consequently, management has concluded that the carrying value of the telecommunication assets exceeds the realizable value by approximately $89.2 million. Given the resolution of certain uncertainties related to Transcom that existed when NiSource acquired Columbia, the purchase price allocation relating to the Transcom assets is now essentially complete and goodwill resulting from the acquisition of Columbia has been increased by the after-tax impact of the excess carrying amount of $52.0 million.

6.      Sale of Water Utility Operations

        In July 2001, NiSource and the City of Indianapolis (City) signed a letter of intent for NiSource to sell the assets of the Indianapolis Water Company and other assets of NiSource's IWC Resources (IWCR) Corporation and its subsidiaries for $522.5 million, which includes $132.4 million in IWCR debt. In the transaction, NiSource will retain $80 million of long-term Indianapolis Water Company debt. As part of the agreement, the City has committed to offering IWCR employees comparable employment following completion of the sale and will honor all collective bargaining agreements. The divestiture of IWCR was required as part of the order by the SEC approving the November 2000 acquisition of Columbia Energy Group. Closing of the sale is contingent upon the receipt of all necessary consents, including approval by the Indiana Utility Regulatory Commission and the ability of the City to obtain financing.

7.      Accounting Change

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

NISOURCE INC.

        The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of approximately $17 million. The adoption also resulted in the recognition of $178 million of assets and $212.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of hedged risk basis of $3.8 million and the reclassification of deferred revenue to OCI of $17.9 million. During the second quarter of 2001 and year-to-date, approximately $5.4 million and $11.6 million, respectively, of the net losses previously included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:


        (in millions)                                  ASSETS        LIABILITIES
        ----------------------------------------------------------------------------
        Price Risk Management                            $ 161.6          $ 219.9
        Deferred Taxes                                         -             (7.1)
        Regulatory                                          16.4                -
        Debt                                                   -             (3.8)
        Deferred Revenue                                       -            (17.9)
        ----------------------------------------------------------------------------
        TOTAL                                            $ 178.0          $ 191.1
        ----------------------------------------------------------------------------


        As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding losses of $17.0 million. However, the activity for the first half of 2001 and the second quarter resulted in unrealized gains on qualifying derivatives of $65.5 million and $36.8, respectively. The activity for the periods included:



                                                                         Three Months       Six Months
                                                                         Ended June 30,   Ended June 30,
                                                                         --------------   --------------
        (in millions)                                                            2001              2001
        ------------------------------------------------------------------------------------------------
        UNREALIZED GAINS ON DERIVATIVES QUALIFYING AS CASH
           FLOW HEDGES:
           Unrealized holding losses arising during the period due to cumulative effect of a change in accounting principle,
             recognized at January 1, 2001, net of tax                          $    -         $ (17.0)

           Unrealized holding gains arising during the period on
             derivatives qualifying as cash flow hedges, net of tax               32.2            71.6

           Reclassification adjustment for net loss included in net
             income, net of tax (including losses of $5.4 and $11.6
             million, respectively, related to the cumulative effect
             of change in accounting principle)                                    4.6            10.9
        ------------------------------------------------------------------------------------------------
           Net unrealized gains on derivatives qualifying as cash
             flow hedges, net of tax                                            $ 36.8          $ 65.5
        ------------------------------------------------------------------------------------------------


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

NISOURCE INC.

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

        Northern Indiana Public Service Company (Northern Indiana) offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the option to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price and the associated delivery month. The NYMEX futures and options contracts satisfy all definitions of a derivative and they qualify and are designated as a cash flow hedge. Northern Indiana has no net gain or loss recognized in earnings due to ineffectiveness or time value for this program in the reporting period and none of the components of the derivative instruments' value are excluded in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of futures and options contracts will result in income recognition of amounts currently classified in OCI of approximately $5.7 million, which will be included in net income. Northern Indiana has futures and options contracts designated as cash flow hedges through June 2002. At this time Northern Indiana expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

        Northern Utilities, Inc. offers a Guaranteed Price Service Program as an alternative to the standard gas cost recovery mechanism. This service provides Bay State customers with the option to lock in their gas cost. In order to hedge the anticipated physical future purchases associated with these obligations, Bay State purchases NYMEX futures that correspond to a fixed price and the associated delivery month. The NYMEX futures contracts satisfy all definitions of a derivative. Because these derivatives are used within the framework of the overall gas cost incentive mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.

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

        Exploration and Production

        In conjunction with certain fixed price gas delivery commitments, Columbia Energy Resources, Inc. (Columbia Resources) has purchased financial basis swaps to transfer basis risk from the counterparty back to Columbia Resources. Because these transactions by definition are derivatives and do not qualify for hedge accounting, the mark to fair value of these swaps will directly impact earnings. Additionally, Columbia Resources has engaged in commodity and basis swaps to hedge the anticipated future sale of natural gas. These contracts are derivatives and are designated as cash flow hedges of anticipated future sales. The fair value of these derivatives will be recorded in OCI until the related sale occurs. Any ineffectiveness will be charged to earnings. Columbia Resources has a net gain of approximately $0.5 million recognized in earnings due to time value in the reporting period and has not excluded components of the derivatives' values in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition for amounts currently classified in OCI of approximately $15.2 million, which will be included in net income. Columbia

NISOURCE INC.



        Resources has forward derivative contracts designated as cash flow hedges through December 2002. At this time, Columbia Resources expects to continue the majority of its cash flow hedges due to the probability that the forecasted events will occur.

        Merchant Operations

        EnergyUSA-TPC Corp. (TPC) is affected by SFAS No. 133 on a corporate basis relative to certain intercompany sales contracts. These contracts on a stand-alone basis are trading contracts to TPC; however, because counterparties are consolidated affiliates, TPC may not mark them to fair value on a consolidated basis. Certain corresponding, offsetting third-party forward purchase commitments or long futures contracts are designated as cash flow hedges. The mark to fair value impact of the effective portions of these hedges is offset in OCI. The impact of remaining sales contracts without offsetting purchase commitments/futures is recorded currently in earnings on a consolidated basis. There is no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and no components of the derivatives' values have been excluded in the assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward contracts will result in loss recognition of amounts currently classified in OCI of approximately $0.9 million, which will be included in net income. NiSource has designated certain TPC forward derivative contracts as cash flow hedges through September 2003. At this time, NiSource expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

        Primary Energy, Inc. (Primary Energy) finances, builds and operates cogeneration plants that convert waste products into alternative forms of energy. Primary Energy finances the construction of these facilities by creating synthetic leases. A portion of the synthetic lease payment floats with a referenced interest rate, thus exposing Primary Energy to interest rate risks. Primary Energy engages in interest rate swaps to fix the floating payment and designates these instruments as cash flow hedges. They are assessed to effectively hedge the cash flow risk of the anticipated lease payments. Any earnings impact of changes in the swap's fair value is charged to OCI until the calculation period is settled. Any ineffectiveness is charged currently to earnings. Primary Energy has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and it has not excluded any component of the derivative instrument's value in its assessment of hedge effectiveness. It is anticipated that during the next twelve months, expiration of interest rate swap contracts will result in loss recognition of amounts currently classified in OCI of approximately $0.7 million, which will be included in net income. Primary Energy has interest rate swap contracts designated as cash flow hedges through June 2002. At this time, Primary Energy expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

        Other

        Columbia Energy Services, Inc. (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into pay fixed/receive floating swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. Any impact of changes in the swaps' fair values is included in OCI until the sales are completed. Any ineffectiveness is included in earnings. Columbia Energy Services has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and it has not excluded any component of the derivative instruments' value in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition of amounts currently classified in OCI of approximately $13.6 million, which will be included in net income. Columbia Energy Services has forward swap contracts designated as cash flow hedges through December 2008. At this time, Columbia Energy Services expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

        Gas Transmission and Storage

        The adoption and application of SFAS 133 had no impact on this segment.

NISOURCE INC.

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

8.      Recently Issued Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The key concepts from the two interrelated Statements include mandatory use of the purchase method in accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually under the revised framework.

        The Business Combinations Statement is generally effective for combinations that are initiated after June 30, 2001. The Statement on Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001; however, for business combinations consummated after June 30, 2001, the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

        NiSource will adopt the provisions of the Business Combinations Statement on July 1, 2001, and the Goodwill and Other Intangible Assets Statement on January 1, 2002. Although NiSource is currently evaluating the impact that the Statements will have on its results of operations, the Company expects the adoption of the Statement on Goodwill and Other Intangibles to have a significant favorable impact on operating income beginning January 1, 2002. It is estimated that NiSource will amortize approximately $95.0 million of goodwill during 2001. Effective January 1, 2002, goodwill will no longer be subject to amortization.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to then its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

        The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. NiSource is currently evaluating the impact that the Statement will have on its results of operations.

NISOURCE INC.

9.      Business Segment Information

        Effective for the second quarter of 2001, NiSource realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The realignment affected three previously reported segments, and included moving all ongoing operations of Energy Marketing and certain operations from the Electric Operations and Other segments to the newly created Merchant Operations segment. The electric wheeling, bulk power, and power trading operations were moved from the Electric Operations segment to Merchant Operations, and the Company's Primary Energy subsidiary, that develops on-site, industrial-based energy solutions, was moved from Other to Merchant Operations.

        NiSource's operations are divided into six primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Gas Transmission and Storage segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Exploration and Production segment explores for, develops, produces and markets gas and oil in the United States and in Canada. The Merchant Operations segment provides energy-related services including gas marketing, electric wheeling, bulk power, power trading and asset management services to local distribution companies
        (LDC), wholesale, commercial and industrial customers, and participates in the development of non-rate regulated power projects. The Other segment participates in real estate, telecommunications and other businesses.

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

NISOURCE INC.


                                              Three Months                 Six Months
                                             Ended June 30,              Ended June 30,
                                      ---------------------------  ----------------------------
($ in millions)                            2001         2000           2001         2000
===============================================================================================
REVENUES

GAS DISTRIBUTION
Unaffiliated                                  761.0        194.4        2,812.4        631.6
Intersegment                                    5.9         24.6           18.5         60.0
-----------------------------------------------------------------------------------------------
Total                                         766.9        219.0        2,830.9        691.6
-----------------------------------------------------------------------------------------------
GAS TRANSMISSION AND STORAGE
Unaffiliated                                  144.5         11.8          331.5         25.7
Intersegment                                   71.9          2.0          178.7          2.0
-----------------------------------------------------------------------------------------------
Total                                         216.4         13.8          510.2         27.7
-----------------------------------------------------------------------------------------------
ELECTRIC OPERATIONS
Unaffiliated                                  246.2        241.1          492.9        483.1
Intersegment                                    0.5          0.7            1.1          1.3
-----------------------------------------------------------------------------------------------
Total                                         246.7        241.8          494.0        484.4
-----------------------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
Unaffiliated                                   20.3            -           72.1            -
Intersegment                                   26.6            -           28.5            -
-----------------------------------------------------------------------------------------------
Total                                          46.9            -          100.6            -
-----------------------------------------------------------------------------------------------
MERCHANT OPERATIONS
Unaffiliated                                  659.5        487.7        1,880.9        842.6
Intersegment                                   40.1         22.1          100.6         45.0
-----------------------------------------------------------------------------------------------
Total                                         699.6        509.8        1,981.5        887.6
-----------------------------------------------------------------------------------------------
OTHER
Unaffiliated                                   41.4         56.8           78.4        104.7
Intersegment                                      -         10.4              -         20.2
-----------------------------------------------------------------------------------------------
Total                                          41.4         67.2           78.4        124.9
-----------------------------------------------------------------------------------------------
Adjustments and eliminations                 (143.1)       (48.5)        (322.7)      (106.8)
-----------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                       1,874.8      1,003.1        5,672.9      2,109.4
-----------------------------------------------------------------------------------------------



                                            Three Months                 Six Months
                                            Ended June 30,              Ended June 30,
                                      ---------------------------  ----------------------------
($ in millions)                            2001         2000           2001         2000
-----------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
Gas Distribution                                1.1         (7.5)         289.1         88.7
Gas Transmission and Storage                   64.7          0.5          188.9          1.3
Electric Operations                            73.8         79.3          147.5        154.2
Exploration and Production                     15.7            -           36.9            -
Merchant Operations                            19.8         18.8           19.4         37.6
Other                                         (16.0)         0.1          (45.1)        (5.3)
Corporate and Adjustments                     (11.1)        (8.0)         (16.4)       (18.6)
-----------------------------------------------------------------------------------------------
CONSOLIDATED OPERATING INCOME                 148.0         83.2          620.3        257.9
-----------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

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

The following Management's Discussion and Analysis should be read in conjunction with NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Form 10-K).

                            SECOND QUARTER RESULTS

Net Income

NiSource reported a net loss of $8.0 million, or $0.04 per share, for the three months ended June 30, 2001, compared to net income of $23.4 million, or $0.19 per share, in the 2000 period. The results for 2001 and 2000 are not directly comparable due to the acquisition of Columbia Energy Group (Columbia) completed on November 1, 2000, as discussed in Note 3 on page 8. All per share amounts are basic earnings per share.

Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2001, were $711.7 million, a $388.1 million increase over the same period last year. The increase is primarily attributable to the acquisition of Columbia.

Expenses

Operating expenses for the second quarter of 2001 were $563.7 million, as compared to $240.4 million in the 2000 period primarily due to the acquisition of Columbia. Operating expenses included additional goodwill amortization related to the Columbia acquisition of $25.4 million and the impairment of the telecommunications network, partially offset by a $6.4 million pre-tax gain on the exchange of an aircraft. See "Other - Telecommunications Network" on page 35 for more information.

Other Income (Deductions)

Interest expense was $149.3 million for the quarter, compared to $45.3 million in the second quarter of 2000, due to borrowing for the acquisition of Columbia, the interest on the Columbia outstanding debt and increased short-term borrowings due to the carrying costs associated with the elevated price of natural gas. Other, net for the second quarter of 2001 increased income by $6.8 million, compared to $1.5 million in the 2000 period, primarily due to additional interest income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Income Taxes

Income tax expense for the second quarter of 2001 was $4.8 million, compared to $11.0 million in the 2000 period, due to lower pre-tax income in the current period and a higher effective tax rate because the amortization of goodwill is not tax deductible.

Discontinued Operations

Discontinued operations, which reflect NiSource's water operations, posted an after-tax loss of $1.7 million for the second quarter of 2001, compared to a gain of $2.0 million in the second quarter of 2000. The change is primarily attributed to interest expense.

                              SIX MONTH RESULTS

Net Income

NiSource reported net income of $180.8 million, or $.88 per share, for the six months ended June 30, 2001, compared to $103.0 million, or $.84 per share, in the 2000 period. The results for 2001 and 2000 are not directly comparable due to the acquisition of Columbia.

Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2001, were $1,809.5 million, a $1,060.9 million increase over the same period last year. The increase was primarily attributable to the acquisition of Columbia and increased gas sales by the distribution segment due to colder weather than the same period last year.

Expenses

Operating expenses for the first six months of 2001 were $1,189.2 million, compared to $490.7 million in the 2000 period. The change is primarily due to the acquisition of Columbia and the associated goodwill amortization of $50.3 million. Operating expenses also included the settlement of a lawsuit related to Market Hub Partners, L.P. (MHP) and the impairment of the telecommunication assets.

Other Income (Deductions)

Interest expense was $312.6 million for the six months, compared to $89.8 million in the first half of 2000, due to borrowing for the acquisition of Columbia, the interest on the Columbia outstanding debt and increased carrying costs of gas purchases due to higher prices for natural gas. Other, net for the first six months of 2001 increased income by $11.4 million, compared to an increase of $3.9 million in the 2000 period, primarily due to additional interest income.

Income Taxes

Income tax expense for the first six months of 2001 was $127.2 million, compared to $57.5 million in the 2000 period, due to higher pre-tax income in the current period and a higher effective tax rate.

Change in Accounting Principle

On January 1, 2001, NiSource adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as subsequently amended by SFAS No. 137 and SFAS No. 138. This change in accounting, net of taxes, contributed $4.0 million to net income at adoption.

Discontinued Operations

Discontinued operations, which reflect NiSource's water operations, posted an after-tax loss of $1.1 million for the first half of 2001, compared to operating income of $2.5 million in the same period last year. The decrease is primarily due to higher interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

                       LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of NiSource's operations, most notably in the gas and electric distribution businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts for electric sales normally exceed requirements. During other periods of the year, cash on hand, together with external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Net cash from operations for the first six months of 2001 was $532.2 million, an increase of $310.3 million from the same period in 2000 due to the acquisition of Columbia.

During March 2001, NiSource, through its financing subsidiary NiSource Finance Corp. (NiSource Finance), entered into a new $2.5 billion revolving credit facility with a syndicate of banks. The new facility was subsequently drawn on to refinance and consolidate essentially all of NiSource's short-term borrowings. The new credit facility is guaranteed by NiSource.

At June 30, 2001 and December 31, 2000, NiSource had $1,937.1 million and $2,078.8 million of commercial paper outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of June 30, 2001 and December 31 2000 was 4.27% and 7.44%, respectively. NiSource had no short-term notes payable at June 30, 2001 and $417.9 million at December 31, 2000 at a weighted average interest rate of 7.78%.

On April 6, 2001, NiSource Finance issued $300 million of unsecured two-year notes guaranteed by NiSource, paying a 5.75% coupon and maturing on April 15, 2003.

At June 30, 2001, NiSource had $52.1 million of standby letters of credit outstanding. At December 31, 2000, NiSource had $128.5 million of standby letters of credit outstanding.

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

The fair market value of NiSource's price risk management assets and liabilities were $480.9 million and $360.3 million at June 30, 2001, respectively, and $1,608.9 million and $1,568.6 million at December 31, 2000, respectively. The significant decrease in these assets and liabilities that occurred between these two periods was due primarily to sharply lower energy prices, and to a lesser extent, reduced trading activities.

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

Non-Trading Risk

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit. These instruments have interest rates that are indexed to short-term market interest rates. At June 30 2001, and December 31, 2000, the combined borrowings outstanding under these facilities totaled $1,937.1 million and $2,496.7 million, respectively. Based upon average borrowings under these agreements, a change in short-term interest rates of 100 basis points (1%) would have increased or decreased interest expense by $4.3 million for the three months ended June 30, 2001, $10.2 million for the six months ended June 30, 2001 and $15.7 million for the twelve months ended December 31, 2000.

For a discussion of non-trading commodity price and credit risk, please see the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Trading Risk

NiSource employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR across all trading groups that utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $1.7 million, $2.6 million and $1.0 million, respectively, at June 30, 2001. The daily VaR for the gas trading portfolio on an average, high and low basis was $0.5 million, $1.0 million and $0.2 million at June 30, 2001, respectively.

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

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of approximately $17 million. The adoption also resulted in the recognition of $178 million of assets and $212.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of hedged risk basis of $3.8 million and the elimination of prior hedge accounting balances of $17.9 million. Approximately $11.6 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings during the first six months of 2001.

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

See Note 7, "Accounting Change" for additional information.

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

Effective for the second quarter of 2001, NiSource realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The realignment affected three previously reported segments, and included moving all ongoing operations of Energy Marketing and certain operations from the Electric Operations and Other segments to the newly created Merchant Operations segment. The electric wheeling, bulk power, and power trading operations were moved from the Electric Operations segment to Merchant Operations, and the Company's Primary Energy subsidiary, that develops on-site, industrial-based energy solutions, was moved from Other to Merchant Operations. Prior periods have been restated to reflect these changes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

                                                Three Months                 Six Months
                                               Ended June 30,              Ended June 30,
                                   -----------------------------  -----------------------------
($ in millions)                                2001         2000           2001         2000
===============================================================================================
NET REVENUES
    Sales Revenues                            696.1        201.0        2,607.6        638.2
    Less: Cost of gas sold                    533.3        134.8        2,020.0        415.3
-----------------------------------------------------------------------------------------------
    Net Sales Revenues                        162.8         66.2          587.6        222.9
    Transportation Revenues                    70.8         18.0          223.3         53.4
-----------------------------------------------------------------------------------------------
Net Revenues                                  233.6         84.2          810.9        276.3
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                 151.4         51.1          317.4        104.6
    Depreciation and amortization              55.3         32.1          119.8         64.2
    Other taxes                                25.8          8.5           84.6         18.8
-----------------------------------------------------------------------------------------------
Total Operating Expenses                      232.5         91.7          521.8        187.6
-----------------------------------------------------------------------------------------------
Operating Income                                1.1         (7.5)         289.1         88.7
===============================================================================================

REVENUES ($ IN MILLIONS)
    Residential                               334.3        112.3        1,608.0        404.1
    Commercial                                120.2         44.9          613.3        153.8
    Industrial                                 22.8         12.8           96.2         35.9
    Transportation                             70.8         18.0          223.3         53.4
    Other                                     218.8         31.0          290.1         44.4
-----------------------------------------------------------------------------------------------
Total                                         766.9        219.0        2,830.9        691.6
-----------------------------------------------------------------------------------------------

SALES AND TRANSPORTATION (MDTH)
    Residential sales                          26.6         13.6          141.1         56.1
    Commercial sales                           11.1          6.8           56.7         24.4
    Industrial sales                            2.2          2.3            8.4          7.0
    Transportation                            104.0         54.4          269.1        122.4
    Other                                      47.2          3.5           56.2         14.7
-----------------------------------------------------------------------------------------------
Total                                         191.1         80.6          531.5        224.6
-----------------------------------------------------------------------------------------------


HEATING DEGREE DAYS                             496          590          3,402        3,551
NORMAL HEATING DEGREE DAYS                      662          750          3,692        4,004
% COLDER (WARMER) THAN NORMAL                  (25%)        (21%)           (8%)        (11%)


CUSTOMERS
    Residential                                                       2,330,114      943,106
    Commercial                                                          212,838       85,747
    Industrial                                                            5,889        3,743
    Transportation                                                      640,441       33,208
-----------------------------------------------------------------------------------------------
Total                                                                 3,189,282    1,065,804
-----------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource's natural gas distribution operations (Gas Distribution) serve approximately 3.2 million customers in nine states. Through its wholly-owned subsidiary, Columbia, NiSource owns five local distribution companies (LDCs) that provide natural gas to approximately 2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland (Columbia LDC's). NiSource also distributes natural gas to approximately 751,000 customers in northern Indiana through three subsidiaries: Northern Indiana Public Service Company (Northern Indiana), Kokomo Gas and Fuel Company and Northern Indiana Fuel and Light Company, Inc. Additionally, NiSource's subsidiary, Bay State Gas Company, and its subsidiary Northern Utilities, Inc., distribute natural gas to more than 320,000 customers in Massachusetts, Maine, and New Hampshire.

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

NiSource pursues initiatives that give retail customers the opportunity to purchase natural gas directly from marketers and to use Gas Distribution's facilities for transportation services. These opportunities are being pursued through regulatory initiatives in all of its jurisdictions. Once fully implemented, these programs would reduce Gas Distribution's commodity sales function and provide all customer classes with the opportunity to obtain gas supplies from alternative merchants. As these programs expand to all customers, regulations will have to be implemented to provide for the recovery of transition capacity costs and other costs incurred by a utility serving as the supplier of last resort if a marketing company cannot supply the gas. Transition capacity costs are created as customers enroll in these programs and purchase their gas from other suppliers, leaving the Gas Distribution subsidiaries with pipeline capacity it has contracted for, but no longer needs. The state commissions in jurisdictions served by Gas Distribution are at various stages in addressing these issues and other transition considerations. Gas Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs and costs resulting from being the supplier of last resort will be mitigated or recovered.

Market Conditions

Weather in Gas Distribution's markets for the second quarter of 2001, was on average 25% warmer than normal for the second quarter of 2001 and 8% warmer than normal for the six-month period.

Throughput

Total volumes sold and transported of 191.1 million dekatherms (MDth) for the second quarter of 2001 increased 110.5 MDth from the same period last year primarily due to the inclusion of Columbia's five distribution companies' throughput of 126.7 MDth. Volumes at Northern Indiana decreased due to weather 18% warmer than 2000, lower transportation volumes to industrial customers and decreased off-system sales. For the six month period ended June 30, 2001, total volumes sold and transported were 531.5 MDth, an increase of 306.9 MDth from the same period in 2000 primarily due to the inclusion of Columbia's five distribution companies' throughput of 342.1 MDth. Volumes at Northern Indiana decreased due to lower transportation volumes to industrial customers and decreased off-system sales, partially mitigated by weather that was 8% colder than in the first six months of 2000.

Net Revenues

Net revenues for the three months ended June 30, 2001 were $233.6 million, up $149.4 million over the same period in 2000, primarily due to the acquisition of Columbia, partially offset by warmer than normal weather. For the six month period ended June 30, 2001, net revenues were $810.9 million, a $534.6 million increase from the same period in 2000, primarily due to the acquisition of Columbia. Net revenues also increased due to weather in northern Indiana that was 8% colder than in the first six months of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Operating Income

For the second quarter of 2001, gas distribution reported operating income of $1.1 million, an $8.6 million increase from the same period in 2000. Operating income increased due to the acquisition of Columbia's five distribution subsidiaries on November 1, 2000; however, this was partially offset by the amortization of goodwill associated with the acquisition. Operating income for the first six months of 2001 of $289.1 million increased $200.4 million over the same period in 2000 primarily due to the acquisition of Columbia, offset by six months of goodwill amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS

                                                  Three Months                 Six Months
                                                 Ended June 30,              Ended June 30,
                                            ---------------------        ----------------------
($ in millions)                                2001         2000           2001         2000
===============================================================================================
OPERATING REVENUES
    Transportation Revenues                   167.7         13.8          400.4         27.7
    Storage revenues                           44.9            -           89.4            -
    Other revenues                              3.8            -           20.4            -
-----------------------------------------------------------------------------------------------
Total Operating Revenues                      216.4         13.8          510.2         27.7
Less: Cost of gas sold                         18.6         11.7           53.7         23.2
-----------------------------------------------------------------------------------------------
Net Revenues                                  197.8          2.1          456.5          4.5
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                  78.8          1.0          158.2          1.9
    Depreciation and amortization              40.2          0.4           80.2          0.8
    Other taxes                                14.1          0.2           29.2          0.5
-----------------------------------------------------------------------------------------------
Total Operating Expenses                      133.1          1.6          267.6          3.2
-----------------------------------------------------------------------------------------------
Operating Income                               64.7          0.5          188.9          1.3
===============================================================================================

THROUGHPUT (BCF)
Columbia Transmission
    Market Area                               149.7            -          516.5            -
Columbia Gulf
    Mainline                                  165.7            -          327.0            -
    Short-haul                                 47.8            -           84.8            -
    Intrasegment eliminations                (164.7)           -         (322.0)           -
Columbia Pipeline Deep Water                    0.9            -            1.7            -
Crossroads Gas Pipeline                         9.3          9.7           20.2         20.2
Granite State Pipeline                          4.7          6.6           17.7         20.7
-----------------------------------------------------------------------------------------------
Total                                         213.4         16.3          645.9         40.9
-----------------------------------------------------------------------------------------------

NiSource's gas transmission and storage segment consists of the operations of Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf), Columbia Pipeline Corporation, Crossroads Pipeline Company (Crossroads) and Granite State Transmission System (Granite). In total NiSource owns a pipeline network of approximately 16,500 miles extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together they serve customers in seventeen northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource gas transmission and storage segment operates one of the nation's largest underground natural gas storage systems.

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport approximately 700,000 Dth per day to eastern markets. To date, nine shippers have signed agreements for a significant portion of the available capacity. Based on the current status of the regulatory approval process of the FERC, the Millennium Project anticipate an in-service date of November 1, 2003.

The sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd. and MCN Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Mainline '99

Columbia Gulf filed an application with the FERC in June 1998, for authority to increase the maximum certificated capacity of its mainline facilities. Columbia Gulf's largest expansion of its mainline facilities, referred to as Mainline '99, was authorized by the FERC in February 1999. The Mainline '99 project has increased Columbia Gulf's certificated capacity to nearly 2.2 billion cubic feet per day (Bcf/day) by replacing certain compressor units and increasing the horsepower capacity of other compressor stations. Appeals challenging the FERC's authorization of the Mainline '99 facilities were dismissed by the United States Court of Appeals for the District of Columbia on May 14, 2001.

Sale of Facilities

Columbia Transmission continues to evaluate and dispose of non-core assets. Columbia Transmission is currently negotiating with third parties on the sale of approximately 180 miles of small diameter pipelines and other facilities in West Virginia, Pennsylvania, Maryland and New York.

Supply Contracts to New Electric Generation Projects

On May 16, 2001, the FERC approved planned facility enhancements allowing Columbia Gas Transmission to provide up to 140,000 dekatherms a day (Dth/d) to serve a new 425 MW electric generating facility in West Lorain, Ohio. This facility began service in June 2001.

In June 2001, Columbia Gas Transmission began providing up to 60,000 Dth/d of transportation service for a new 552 MW electric generating facility in Pickaway County, Ohio.

Columbia will also deliver up to 144,000 Dth/d of gas to the 500-MW Ceredo Generating Station in Wayne County, West Virginia, which began commercial operation in June 2001.

Columbia Gas Transmission recently filed with the FERC for permission to construct facilities to provide 125,000 Dth/d of transportation service to serve a 750 MW electric generating facility that is under construction on the Delaware-Pennsylvania border. This facility has a scheduled in service date of June 2003.

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

Throughput for the Transmission and Storage segment totaled 213.4 Bcf for the second quarter of 2001, compared to 16.3 Bcf in 2000. Throughput in the six months ended June 30, 2001 was 645.9 Bcf, compared to 40.9 in the same period of 2000. The increase primarily reflects the addition of Columbia Transmission and Columbia Gulf Transmission from the acquisition of Columbia.

Net Revenues

Net revenues were $197.8 million for the second quarter of 2001, an increase of $195.7 due primarily to the inclusion of Columbia operations. Net revenues were $456.5 million for the six months ended June 30, 2001, an increase of $452.0 million from the same period in 2000. The increase is primarily due to the inclusion of Columbia. This also includes the effect of the sale of base gas discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Operating Income

Second quarter 2001 operating income of $64.7 million increased $64.2 million due primarily to the inclusion of Columbia's operations, partially offset by the amortization of goodwill for the Columbia acquisition. For the first six months of 2001, operating income of $188.9 million, an increase of $187.6 million from the 2000 period, was due primarily to the inclusion of Columbia's operations, partially offset by the amortization of goodwill. The $11.4 million of storage base gas sales in the first quarter of 2001 also contributed to the increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS

                                                  Three Months                 Six Months
                                                 Ended June 30,              Ended June 30,
                                            ----------------------      -----------------------
($ in millions)                                2001         2000           2001         2000
===============================================================================================
NET REVENUES
    Sales revenues                            246.7        241.8          494.0        484.4
    Less: Cost of sales                        63.6         58.4          130.0        119.0
-----------------------------------------------------------------------------------------------
Net Revenues                                  183.1        183.4          364.0        365.4
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                  54.1         56.1          106.1        109.8
    Depreciation and amortization              41.8         40.2           83.3         80.2
    Other taxes                                13.4          7.8           27.1         21.2
-----------------------------------------------------------------------------------------------
Total Operating Expenses                      109.3        104.1          216.5        211.2
-----------------------------------------------------------------------------------------------
Operating Income                               73.8         79.3          147.5        154.2
===============================================================================================

REVENUES ($ IN MILLIONS)
    Residential                                65.3         65.4          134.2        131.8
    Commercial                                 73.3         69.3          141.3        136.6
    Industrial                                104.0        103.9          209.0        213.9
    Other electric service                      4.1          3.2            9.5          2.1
-----------------------------------------------------------------------------------------------
Total                                         246.7        241.8          494.0        484.4
-----------------------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
    Residential                               640.7        655.8        1,338.3      1,323.6
    Commercial                                850.0        824.8        1,665.4      1,623.2
    Industrial                              2,309.0      2,390.8        4,632.1      4,926.8
    Other electric service                     26.7         32.6           60.1         64.0
-----------------------------------------------------------------------------------------------
Total                                       3,826.4      3,904.0        7,695.9      7,937.6
-----------------------------------------------------------------------------------------------

ELECTRIC CUSTOMERS
    Residential                                                         379,059      377,474
    Commercial                                                           46,897       46,212
    Industrial                                                            2,663        2,671
    Other electric service                                                  804          812
-----------------------------------------------------------------------------------------------
Total                                                                   429,423      427,169
-----------------------------------------------------------------------------------------------

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

During the course of a regularly scheduled review, referred to as a Level 1 review, the staff of the Indiana Utility Regulatory Commission (IURC) made a preliminary determination, based on unadjusted historical financial information filed by Northern Indiana, that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite holding meetings with the IURC staff during 2000 to explain several adjustments that needed to be made to the filed information to make such an analysis meaningful, the staff has recommended that a formal investigation be performed. The IURC has ordered that an investigation begin. On June 18, Northern Indiana and several other parties filed their case-in-chief. Northern Indiana's testimony indicated that if rates are to be changed, they should be increased. Other parties indicated that rates should be reduced. Management is unable at this time to determine if a broader analysis, which would be performed through a formal investigation, could result in a rate adjustment that would be higher or lower than currently allowed rates. Management intends to vigorously oppose any efforts to reduce rates that may result from this investigation.

Environmental Matters

AIR. During 1998, the United States Environmental Protection Agency (EPA) issued a final rule, the nitrogen oxides (NOx) State Implementation Plan (SIP) call, requiring certain states, including Indiana to reduce NOx levels from several sources, including industrial and utility boilers. At a June 6, 2001 meeting, the Air Pollution Control Board of Indiana adopted as final the Indiana NOx control rule to meet the requirements of the EPA NOx SIP call. Before it will become Indiana regulation the rule must be signed by the Attorney General and Governor. Preliminary estimates of Northern Indiana's NOx control compliance costs range from $200 to $300 million. Actual compliance costs may be more than preliminary estimates due to a number of factors including: market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

The EPA has initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the Clean Air Act. Northern Indiana has received and is in the process of responding to information requests from the EPA on this subject. It is impossible at this time to predict the result of EPA's review of Northern Indiana's information responses.

The EPA is in the process of developing a program to address regional haze. The new administration announced that the EPA would move forward with rules that mandate the states to require power plants built between 1962 and 1977 to install the "best available retrofit technology" or BART. The BART program will target for control by 2013 those pollutants that limit visibility - particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with these rules.

WATER. The Great Lakes Water Quality Initiative ("GLI") program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. As promulgated, the regulations would provide the Indiana Department of Environmental Management (IDEM) with the authority to grant water quality criteria variances and exemptions for non-contact cooling water. However, the EPA revised the variance language and other minor provisions of IDEM's GLI rule. The EPA by and large left the non-contact cooling water exemption intact; however, a separate agreement between the EPA and IDEM on interpretation of this exemption still leaves

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

uncertainty as to its impact. The EPA change to the variance rule has prompted litigation by the affected industrial parties and the EPA/IDEM agreement on the non-contact cooling water exemption may be subject to future litigation. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending the outcome of litigation and the proposed permit renewal requirements, the costs of complying with these requirements cannot be predicted at this time.

Sales

Electric sales for the second three months of 2001 were 3,826.4 million kilowatt-hours (kwh), a decrease of 77.6 million kwh, compared to the 2000 period, primarily reflecting decreased industrial sales due to a decline in production in the steel industry offset by increased commercial sales. Electric sales for the first six months of 2001 were 7,695.9 kwh, a decrease of 241.7 million kwh, compared to the 2000 period, primarily reflecting decreased industrial sales due to a decline in production in the steel industry.

Net Revenues

In the second quarter of 2001, electric net revenues of $183.1 million decreased by $0.3 million over the 2000 period. This decrease reflects decreased industrial sales due to decreased production in the steel industry offset by an increase in commercial sales.

In the first six months of 2001, electric net revenues of $364.0 million decreased by $1.4 million over the 2000 period. This decrease reflects decreased industrial sales due to decreased production in the steel industry offset by an increase in commercial sales.

Operating Income

Operating income for the second quarter of 2001 was $73.8 million, a decrease of $ 5.5 million over the same period in 2000. The 2000 period had been favorably impacted as a result of an adjustment of property tax accruals of $5.8 million.

Operating income for the first six months of 2001 was $147.5 million, a decrease of $6.7 million over the same period in 2000. The 2000 period had been favorably impacted as a result of an adjustment of property tax accruals of $5.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS

                                                             THREE MONTHS         SIX MONTHS
                                                           ENDED JUNE 30,     ENDED JUNE 30,
($ in millions)                                                      2001               2001
===============================================================================================
OPERATING REVENUES
    Gas revenues                                                     43.2               92.4
    Gathering revenues                                                2.4                5.0
    Other revenues                                                    1.3                3.2
-----------------------------------------------------------------------------------------------
Total Operating Revenues                                             46.9              100.6
-----------------------------------------------------------------------------------------------
Operating Expenses
    Operation and maintenance                                        14.4               31.0
    Depreciation and depletion                                       12.6               22.8
    Other taxes                                                       4.2                9.9
-----------------------------------------------------------------------------------------------
Total Operating Expenses                                             31.2               63.7
-----------------------------------------------------------------------------------------------
Operating Income                                                     15.7               36.9
===============================================================================================

AVERAGE PRICE OF GAS PRODUCTION ($ PER MCf)
    U.S.                                                             4.06               3.67
    Canada                                                           5.00               6.69

GAS PRODUCTION (BCf):
    U.S.                                                             11.6               26.1
    Canada                                                            0.1                0.1
-----------------------------------------------------------------------------------------------
Total                                                                11.7               26.2
-----------------------------------------------------------------------------------------------

OIL AND LIQUIDS PRODUCTION STATISTICS
    Production (000 Bbls)
      U.S.                                                             41                100
      Canada                                                            2                  4
-----------------------------------------------------------------------------------------------
Total                                                                  43                104
===============================================================================================

    Average Price ($ per Bbl)
      U.S.                                                          22.75              24.59
      Canada                                                        28.92              30.15
-----------------------------------------------------------------------------------------------

NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. NiSource acquired Columbia Resources as part of the Columbia acquisition on November 1, 2000. Columbia Resources produced nearly 11.7 Bcf equivalents (Bcfe) and 26.2 Bcf of natural gas and oil in the second quarter and the first six months of 2001, respectively, has financial interests in over 8,000 wells, and has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent at June 30, 2001. Columbia Resources also owns and operates approximately 6,200 miles of gathering pipelines.

Columbia Resources seeks to achieve asset and profit growth primarily through expanded drilling activities. For the second quarter of 2001, Columbia Resource's drilling activity resulted in the discovery of 11.2 net Bcfe of gas and oil reserves. For the six months ended June 30, 2001, Columbia Resource discovered 23.6 net Bcfe of gas and oil reserves. During the second quarter of 2001, Columbia Resources has participated in 37 gross (35 net) wells with a success rate of 88 percent. For the six months ended June 30, 2001, Columbia Resources participated in 61 gross (57.4 net) wells with a success rate of 93 percent.

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

Volumes

Gas production was 11.7 Bcf and 26.2 Bcf in the second quarter and first six months of 2001, respectively. The second quarter results were negatively impacted by shut-in production in coal mining territory and compressor outages. Oil and liquids production was 43,000 barrels and 104,000 barrels in the second quarter and first six months of 2001, respectively.

Operating Revenues

Operating revenues for the second quarter of 2001 were $46.9 million. Columbia Resources' natural gas production was fully hedged at an average price of $4.15 per million cubic feet (Mcf). Operating revenues for the first half of 2001 were $100.6 million. Approximately 86% of Columbia Resource's natural gas production was hedged at an average price of $4.12 per Mcf.

Operating Income

Operating income for the second quarter of 2001 was $15.7 million. Depletion expense included an impairment write-down of $1.9 million for the Canadian oil and gas properties. Operating income for the six months ended June 30, 2001 was $36.9 million. Depletion expense included an impairment write-down of $3.5 million for the Canadian oil and gas properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
MERCHANT OPERATIONS

                                                  Three Months                 Six Months
                                                 Ended June 30,              Ended June 30,
                                             --------------------      ------------------------
($ in millions)                                2001         2000           2001         2000
===============================================================================================
NET REVENUES
    Gas                                       428.7        370.2        1,573.1        656.5
    Electric                                  251.9        123.4          375.2        198.8
    Other                                      19.0         16.2           33.2         32.3
-----------------------------------------------------------------------------------------------
    Total Revenues                            699.6        509.8        1,981.5        887.6
    Less:  Cost of products purchased         662.7        474.5        1,928.6        816.8
-----------------------------------------------------------------------------------------------
Net Revenues                                   36.9         35.3           52.9         70.8
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                  15.6         15.5           30.7         31.1
    Depreciation and amortization               0.6          0.5            1.1          1.0
    Other taxes                                 0.9          0.5            1.7          1.1
-----------------------------------------------------------------------------------------------
Total Operating Expenses                       17.1         16.5           33.5         33.2
-----------------------------------------------------------------------------------------------
Operating Income                               19.8         18.8           19.4         37.6
===============================================================================================

VOLUMES
    Gas sales (MDth)                           88.0         98.9          251.2        196.5
    Electric sales (Gigawatt Hours)         5,146.6      2,414.2        7,722.5      5,167.0
-----------------------------------------------------------------------------------------------

NiSource provides non-regulated merchant energy through its wholly-owned subsidiary EnergyUSA, Inc., Primary Energy and Northern Indiana. Energy USA, Inc., through its subsidiary EnergyUSA-TPC Corp. (TPC), provides energy related asset management and asset portfolio replacement opportunities for LDCs and fuel requirement services for electric utilities, independent power producers and cogeneration facilities. TPC also provides natural gas sales and management services to industrial and commercial customers, engages in natural gas marketing activities and provides gas supply. Primary Energy develops, builds, owns, operates and manages industrial based energy projects. The focus of the company is to develop on-site, industrial-based energy solutions for large complexes having multiple energy flows, such as electricity, steam, by-product fuels or heated water. Northern Indiana provides non-regulated electric power generation marketing, electric wheeling and bulk power sales.

Primary Energy

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

LTV Bankruptcy

The LTV Corporation, parent of LTV Steel Company, Inc. (LTV), filed for protection under Chapter 11 of the Federal Bankruptcy Code on December 29, 2000. Primary Energy is constructing a cogeneration plant on the site of LTV's East Chicago mill. While the bankruptcy affords LTV an opportunity to reject the current 15-year contract for use of the facility, Primary Energy is working closely with LTV to obtain contract affirmation. LTV's decision is expected during 2001. Work on the project is continuing with commercial operation scheduled for October 2001.

Net Revenues

Total sales revenues of $699.6 million for the second quarter of 2001 increased $189.8 million over the 2000 second quarter. The increase in sales revenues primarily reflected an increase in trading activity and higher energy prices. Net revenues for the second quarter of 2001 were $36.9 million, an increase of $1.6 million over the same period last year. The improvement is due primarily to increased opportunities in electric trading, offset by TPC's mark-to-market adjustments, which reflect a decline in the value of basis positions related to structured transactions in Northeast markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Total sales revenues of $1,981.5 million for the first six months of 2001 increased $1,093.9 million over the 2000 period. The increase in sales revenues primarily reflected an increase in trading activity. Net revenues for the first six months of 2001 were $52.9 million, compared to $70.8 million in the same period last year. The decline is due primarily to mark-to-market adjustments resulting from a decline in the value of basis positions related to structured transactions in Northeast markets.

Operating Income

Merchant Operations had operating income of $19.8 million for the second quarter of 2001 compared to operating income of $18.8 million for the same period last year. The increase is primarily due to the increased net revenues discussed above. For the six months ended June 30, 2001, Merchant Operations had operating income of $19.4 million compared to operating income of $37.6 for the same period in 2000. The decrease is primarily due to the decline in net revenues discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (continued)

NISOURCE INC.
OTHER (INCLUDES ASSETS HELD FOR SALE)


                                                 Three Months                 Six Months
                                                 Ended June 30,              Ended June 30,
                                               -----------------           -----------------
($ in millions)                                2001         2000           2001         2000
===============================================================================================
NET REVENUES
    Products and services revenue                41.4         67.2           78.4        124.9
    Less:  Cost of products purchased            29.7         43.1           58.4         83.3
-----------------------------------------------------------------------------------------------
Net Revenues                                     11.7         24.1           20.0         41.6
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                    14.3         16.6           33.0         32.0
    Lawsuit settlement charges                      -            -           15.5            -
    Depreciation and amortization                 2.0          6.2            4.1         12.5
    Other taxes                                   2.2          1.2            3.3          2.4
    Impairment of telecommunication assets        9.2            -            9.2            -
-----------------------------------------------------------------------------------------------
Total Operating Expenses                         27.7         24.0           65.1         46.9
-----------------------------------------------------------------------------------------------
Operating Income (Loss)                         (16.0)         0.1          (45.1)        (5.3)
-----------------------------------------------------------------------------------------------

NiSource has invested in a number of distributed generation technologies including fuel cells and microturbine ventures. NiSource is also building a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. NiSource is pursuing strategic alternatives for its telecommunications network, has recently exited the pipeline construction business and is in the process of selling the line locating and marking business.

Telecommunications Network

As a result of project delays, cost overruns, and the economics of the fiber optics market that have occurred since the acquisition of Columbia, NiSource recorded a charge of $9.2 million to operating income in the second quarter of 2001, related to Columbia Transmission Communications Corporation (Transcom), a fiber optics telecommunications network.

In September and October 2000, management held discussions with investment banking firms seeking strategic options for the Transcom assets. Although significant uncertainties existed surrounding the estimated costs to complete the fiber optic network, time to market in a competitive environment, and delays due to construction deficiencies and environmental issues, the decision was made to complete the Transcom network and sell the assets. The Company has received subsequent information pertaining to the estimated construction costs and delays. Consequently, management has concluded that the carrying value of the telecommunication assets exceeds the realizable value by approximately $89.2 million. Given the resolution of certain uncertainties related to Transcom that existed when NiSource acquired Columbia, the purchase price allocation relating to the Transcom assets is now essentially complete and goodwill resulting from the acquisition of Columbia has been increased by the after-tax impact of the excess carrying amount of $52.0 million.

Net Operating Revenues

Net operating revenues of $11.7 million for the second quarter of 2001 decreased by $12.4 million from the second quarter of 2000. This decrease is due to the absence of revenues from the non-core businesses that have been sold, partially offset by higher revenues in the line locating business. Net operating revenues of $20.0 million for the first half of 2001 decreased by $21.6 million from the same period in 2000. This decrease is due to the absence of revenues from non-core businesses, partially offset by higher revenues in the line locating business.

Operating Income (Loss)

Other reported an operating loss of $16.0 million versus operating income of $0.1 million in the second quarter of 2000, reflecting the impairment of telecommunication assets and non-core businesses included in the prior year that were subsequently sold. For the first six months of 2001, Other reported an operating loss of $45.1 million versus an operating loss of $5.3 million in the first half of 2000. The decrease reflects the impairment of telecommunication assets, the settlement of litigation related to Market Hub Partners, LLP., and the absence of non-core businesses as discussed above. These items were partially offset by increased operating income in the line locating business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NISOURCE INC.

For a discussion regarding quantitative and qualitative disclosures about market risk see page 19 of the Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

NISOURCE INC.

1. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP. ET. AL.

    The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants have joined together with numerous other defendants and have filed a motion requesting the district court to amend its order to include a certification so that the defendant could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001.

2.  QUINQUE OPERATING CO. ET AL V. GAS PIPELINES ET AL.

    Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Quinque asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously moved the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court. In June 2001, the plaintiff voluntarily dismissed ten of the fourteen Columbia entities. Discovery relating to personal jurisdiction has begun.

3.  VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

    In February 2000, plaintiff filed a complaint in New York state court against Columbia Resources and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has now remanded Kershaw back to New York state court. The New York state court judge has heard the Columbia defendants' motion to dismiss the case and has taken the matter under advisement.

4.  ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

    On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. Plaintiff's complaint arises from an explosion and fire which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and the parties are conducting oral discovery of the fact witnesses. There has been no trial date set in the matter, and the next court date is October 16, 2001, at which time further scheduling of discovery will occur.

NISOURCE INC.

5.  COLUMBIA GAS TRANSMISSION CORP. V. CONSOLIDATION COAL CO., ET AL.

    On December 21, 1999, Columbia Transmission filed a complaint in Federal court in Pittsburgh, Pennsylvania against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field (Victory) in northern West Virginia. The complaint was served on April 10, 2000. Consol's current plans to longwall mine through Victory would destroy certain infrastructure of Victory, including all of Columbia Transmission's storage wells in the path of the mining. The parties are holding discussions concerning resolution of this matter. On December 8, 2000, the court denied Consol's motion to dismiss. On March 5, 2001, the court denied Consol's motion to transfer this action to Federal court in West Virginia (see McElroy Coal Company v. Columbia Gas Transmission Corporation below). On March 27, 2001, the court also granted Columbia's motion to enjoin Consol from further prosecuting the West Virginia action and from initiating any further actions in any other court raising compulsory counterclaims to this action. On April 2, 2001, Consol filed an appeal of the March 27, 2001 order to the United States Court of Appeals for the Third Circuit. The appeal has been fully briefed and is awaiting disposition by the United States Court of Appeals for the Third Circuit. Consol also filed a Motion for Leave to File a Counterclaim on April 10, 2001, including a claim for inverse condemnation. The court accepted Consol's Motion for Leave on April 12, 2001. Columbia Transmission filed its response to Consol's counterclaim on May 3, 2001. Meanwhile, discovery is proceeding.

6.  McELROY COAL COMPANY V. COLUMBIA GAS TRANSMISSION CORPORATION

    On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory, and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to Columbia Transmission's Victory operations. Except for the claim of inverse condemnation, McElroy's West Virginia complaint appears to be virtually identical to Consol's original counterclaim to Columbia Transmission's Federal court action in Pennsylvania. As discussed in Columbia Gas Transmission Corp. v. Consolidation Coal Co., et al, above, the federal court in Pittsburgh has granted Columbia's motion to enjoin McElroy from further prosecution of this action and this order is on appeal to the United States Court of Appeals for the Third Circuit. Meanwhile, on April 10, 2001, the West Virginia case was dismissed without prejudice.

NISOURCE INC.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 11, 2001, NiSource held its Annual Meeting of Stockholders. On the February 26, 2001 record date, NiSource had 206,394,868 shares of common stock outstanding, each of which was entitled to one vote at the meeting. Voted upon and approved by the requisite number of shares present in person or by proxy at the meeting was: the election of four directors each to serve a term of three years.


    Name of Director            Votes For            Votes Withheld
  ----------------------------------------------------------------------
    Steven C. Beering          175,654,620              2,172,334
    Dennis E. Foster           176,093,951              1,733,003
    James T. Morris            166,917,014             10,909,940
    Carolyn Y. Woo             170,718,750              7,108,204


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (10.34) Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements.

    (10.35) NiSource Inc. Directors' Charitable Gift Program effective January 1, 2001 (superceding the NIPSCO Industries, Inc. Directors' Charitable Gift Program effective September 27, 1994 (filed as Exhibit 10.9 to the NiSource Annual Report on Form 10-K for the year ended December 31, 2000)).

    Pursuant to Item 601(b)(4)(iii) of Regulation S-K, NiSource hereby agrees to furnish the SEC, upon request, any instrument defining the rights of holders of long-term debt of NiSource not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of NiSource and its subsidiaries on a consolidated basis.

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed during the second quarter of 2001:

                    Financial
      Item         Statements
    Reported        Included         Date of Event        Date Filed
    -----------------------------------------------------------------
        9              No            June 12, 2001       June 12, 2001
        5              No             May 21, 2001        May 21, 2001
        7              Yes           April 2, 2001       April 2, 2001

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                    NiSource Inc.
                                         -------------------------------
                                                    (Registrant)













Date:  August 7, 2001               By:        /s/ Jeffrey W. Grossman
                                         -------------------------------
                                                 Jeffrey W. Grossman
                                            Vice President and Controller
                                            (Principal Accounting Officer
                                            and Duly Authorized Officer)