Form 10-Q
period 2001-09-30
NISOURCE INC/DE
filed 2001-11-07
CIK 1111711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 30, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                        Commission file number 001-16189

                                  NISOURCE INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                            35-2108964
          -----------------------------------------------------------
          (State or other jurisdiction of             (IRS Employer
           incorporation or organization)           Identification No.)


           801 East 86th Avenue, Merrillville, IN           46410
          -----------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)



        Registrant's telephone number, including area code (877) 647-5990
                                                           --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value:
206,793,946 shares outstanding at September 30, 2001.

                                  NISOURCE INC.
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I        FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Statements of Consolidated Income (Loss)................................               3

                       Consolidated Balance Sheets.............................................               4

                       Statements of Consolidated Cash Flows...................................               6

                       Notes to Consolidated Financial Statements..............................               7

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................              16

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............              35

PART II       OTHER INFORMATION

              Item 1.  Legal Proceedings.......................................................              36

              Item 2.  Changes in Securities and Use of Proceeds...............................              38

              Item 3.  Defaults Upon Senior Securities.........................................              38

              Item 4.  Submission of Matters to a Vote of Security Holders.....................              38

              Item 5.  Other Information.......................................................              38

              Item 6.  Exhibits and Reports on Form 8-K........................................              38

              Signature........................................................................              39

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (unaudited)

                                                                         Three Months                       Nine Months
                                                                      Ended September 30,                Ended September 30,
                                                                  -------------------------            -----------------------
(in millions)                                                        2001             2000              2001            2000
------------------------------------------------------------------------------------------------------------------------------
NET REVENUES

    Gas Distribution                                                530.3             169.9            3,328.1           814.3
    Gas Transmission and Storage                                    135.5              24.6              446.7            70.5
    Electric                                                        281.3             276.6              774.1           759.6
    Exploration and Production                                       36.8              --                106.6            --
    Merchant Operations                                             701.7             654.1            2,577.4         1,488.3
    Other                                                            70.8              55.8              196.4           162.7
                                                                  -------           -------            -------         -------
Gross Revenues                                                    1,756.4           1,181.0            7,429.3         3,295.4
Cost of Sales                                                     1,071.5             845.3            4,934.9         2,206.1
                                                                  -------           -------            -------         -------
Total Net Revenues                                                  684.9             335.7            2,494.4         1,089.3
                                                                  -------           -------            -------         -------
OPERATING EXPENSES

    Operation and maintenance                                       324.4             136.3            1,029.0           422.8
    Depreciation, depletion and amortization                        155.6              79.6              471.8           239.8
    Other taxes                                                      58.5              22.4              217.7            66.6
    Impairment of telecommunication assets                           --                --                  9.2            --
                                                                  -------           -------            -------         -------
Total Operating Expenses                                            538.5             238.3            1,727.7           729.2
                                                                  -------           -------            -------         -------
OPERATING INCOME                                                    146.4              97.4              766.7           360.1
                                                                  -------           -------            -------         -------
OTHER INCOME (DEDUCTIONS)

    Interest expense, net                                          (146.1)            (46.8)            (458.7)         (136.6)
    Minority interest                                                (5.1)             (5.2)             (15.3)          (15.3)
    Dividend requirements on preferred stock of subsidiaries         (1.9)             (2.0)              (5.6)           (6.0)
    Other, net                                                       (8.7)             51.4                2.6            50.6
                                                                  -------           -------            -------         -------
Total Other Income (Deductions)                                    (161.8)             (2.6)            (477.0)         (107.3)
                                                                  -------           -------            -------         -------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                             (15.4)             94.8              289.7           252.8
INCOME TAXES                                                          4.3              48.0              131.5           105.5
                                                                  -------           -------            -------         -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                            (19.7)             46.8              158.2           147.3
                                                                  -------           -------            -------         -------
Income (Loss) from Discontinued Operations - net of taxes            (0.4)              5.2               (1.5)            7.7
Change in Accounting- net of taxes                                   --                --                  4.0            --
                                                                  -------           -------            -------         -------
NET INCOME (LOSS)                                                   (20.1)             52.0              160.7           155.0
                                                                  =======           =======            =======         =======

BASIC EARNINGS (LOSS) PER SHARE ($)

    Continuing operations                                           (0.10)             0.39               0.77            1.21
    Discontinued operations                                          --                0.04              (0.01)           0.06
    Change in accounting                                             --                --                 0.02           --
                                                                  -------           -------            -------         -------
BASIC EARNINGS (LOSS) PER SHARE                                     (0.10)             0.43               0.78            1.27
                                                                  -------           -------            -------         -------

DILUTED EARNINGS (LOSS) PER SHARE ($)

    Continuing operations                                           (0.10)             0.38               0.76            1.17
    Discontinued operations                                          --                0.04              (0.01)           0.06
    Change in accounting                                             --                --                 0.02            --
                                                                  -------           -------            -------         -------
DILUTED EARNINGS (LOSS) PER SHARE                                   (0.10)             0.42               0.77            1.23
                                                                  -------           -------            -------         -------

BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                  205.4             120.6              205.2           121.7
DILUTED AVERAGE COMMON SHARES (MILLIONS)                            205.4             123.4              209.3           125.3
                                                                  -------           -------            -------         -------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,            December 31,
(in millions)                                                                               2001                    2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
ASSETS

PROPERTY, PLANT AND EQUIPMENT

    Utility Plant                                                                    $  16,026.2             $  15,825.3
    Accumulated depreciation and amortization                                           (7,572.5)               (7,299.4)
                                                                                     -----------             -----------
    Net utility plant                                                                    8,453.7                 8,525.9
                                                                                     -----------             -----------
    Gas and oil producing properties, full cost method
          United States cost center                                                        985.3                   923.6
          Canadian cost center                                                              21.5                    19.7
    Accumulated depletion                                                                  (95.7)                   (9.1)
                                                                                     -----------             -----------
    Net gas and oil producing properties                                                   911.1                   934.2
                                                                                     -----------             -----------
    Other property, at cost, less accumulated depreciation                                  83.9                    86.6
                                                                                     -----------             -----------
Net Property, Plant and Equipment                                                        9,448.7                 9,546.7
                                                                                     -----------             -----------

INVESTMENTS AND OTHER ASSETS

    Net assets of discontinued operations                                                  366.7                   560.4
    Unconsolidated affiliates                                                              156.6                    96.1
    Assets held for sale                                                                    19.8                    33.5
    Other investments                                                                       47.1                    54.1
                                                                                     -----------             -----------
Total Investments                                                                          590.2                   744.1
                                                                                     -----------             -----------

CURRENT ASSETS

    Cash and cash equivalents                                                              117.7                   193.0
    Accounts receivable (less reserve of $23.9 and $43.3, respectively)                    767.0                 1,490.2
    Other receivables                                                                       19.7                    23.5
    Gas inventory                                                                          499.3                   322.5
    Underrecovered gas and fuel costs                                                       73.3                   396.1
    Materials and supplies, at average cost                                                 79.0                    68.7
    Electric production fuel, at average cost                                               24.6                    15.6
    Price risk management assets                                                           439.5                 1,568.5
    Exchange gas receivable                                                                275.5                   615.9
    Prepayments and other                                                                  338.8                   223.6
                                                                                     -----------             -----------
Total Current Assets                                                                     2,634.4                 4,917.6
                                                                                     -----------             -----------

OTHER ASSETS

    Regulatory assets                                                                      521.3                   517.1
    Intangible assets, less accumulated amortization                                     3,703.7                 3,603.6
    Deferred charges and other                                                             423.7                   367.7
                                                                                     -----------             -----------
Total Other Assets                                                                       4,648.7                 4,488.4
                                                                                     -----------             -----------
TOTAL ASSETS                                                                         $  17,322.0             $  19,696.8
                                                                                     ===========             ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,           December 31,
(in millions)                                                                      2001                   2000
---------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stock Equity                                                        $   3,411.9            $   3,415.2
Preferred Stocks--
    Subsidiary Companies
       Series without mandatory redemption provisions                             83.6                   83.6
       Series with mandatory redemption provisions                                48.6                   49.1
Company-obligated mandatorily redeemable preferred securities
       of subsidiary trust holding solely Company debentures                     345.0                  345.0
Long-term debt, excluding amounts due within one year                          6,112.8                5,802.7
                                                                           -----------            -----------
Total Capitalization                                                          10,001.9                9,695.6
                                                                           -----------            -----------

CURRENT LIABILITIES
    Current portion of long-term debt                                             87.1                   64.8
    Short term borrowings                                                      1,863.9                2,496.7
    Accounts payable                                                             531.7                1,117.1
    Dividends declared on common and preferred stocks                             64.7                    1.0
    Customer deposits                                                             35.5                   32.1
    Taxes accrued                                                                197.7                  189.3
    Interest accrued                                                             161.1                   78.0
    Overrecovered gas and fuel costs                                             161.7                   --
    Price risk management liabilities                                            353.6                1,529.2
    Exchange gas payable                                                         205.6                  360.5
    Current deferred revenue                                                      87.6                  451.5
    Other accruals                                                               591.5                  573.2
                                                                           -----------            -----------
Total Current Liabilities                                                      4,341.7                6,893.4
                                                                           -----------            -----------

OTHER LIABILITIES AND DEFERRED CREDITS

    Deferred income taxes                                                      1,741.3                1,806.2
    Deferred investment tax credits                                              107.6                  114.3
    Deferred credits                                                             298.2                  337.3
    Noncurrent deferred revenue                                                  464.6                  498.0
    Accrued liability for postretirement benefits                                277.3                  272.5
    Other noncurrent liabilities                                                  89.4                   79.5
                                                                           -----------            -----------
Total Other                                                                    2,978.4                3,107.8
                                                                           -----------            -----------
COMMITMENTS AND CONTINGENCIES                                                     --                     --
                                                                           -----------            -----------
TOTAL CAPITALIZATION AND LIABILITIES                                       $  17,322.0            $  19,696.8
                                                                           ===========            ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

                                                                                                        Nine Months
                                                                                                    Ended September 30,
                                                                                              -----------------------------
(in millions)                                                                                    2001                 2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

    Net income                                                                                $  160.7             $  155.0
    Adjustments to reconcile net income to net cash from
    continuing operations:
      Depreciation, depletion, and amortization                                                  471.7                239.8
      Net changes in price risk management activities                                            446.5                (19.4)
      Asset impairment                                                                             9.2                 --
      Deferred income taxes                                                                      (88.7)               (39.8)
      Deferred revenue                                                                          (397.3)                --
      Amortization of unearned compensation                                                       24.0                 --
      Gain on sale of assets                                                                      (6.4)               (51.9)
      Income from change in accounting                                                            (4.0)                --
      Income from discontinued operations                                                          1.5                 (7.7)
      Other, net                                                                                  (7.1)                 7.2
                                                                                              --------             --------
                                                                                                 610.1                283.2
                                                                                              --------             --------
    Changes in components of working capital, net of effect from acquisitions of businesses:

      Accounts receivable, net                                                                   723.2                 29.2
      Inventories                                                                               (196.1)              (127.2)
      Accounts payable                                                                          (596.4)               104.4
      Taxes accrued                                                                               77.0                 (1.9)
      (Under) Overrecovered gas and fuel costs                                                   484.5                 (7.4)
      Exchange gas receivable/payable                                                            185.5                 --
      Other accruals                                                                              18.1                 38.4
      Other working capital                                                                     (612.4)               (98.1)
                                                                                              --------             --------
Net Cash from Continuing Operations                                                              693.5                220.6
Net Cash from Discontinued Operations                                                             --                   --
                                                                                              --------             --------
Net Cash from Operating Activities                                                               693.5                220.6
                                                                                              --------             --------
INVESTING ACTIVITIES

      Capital expenditures                                                                      (390.1)              (166.6)
      Proceeds from disposition of assets                                                        178.9                254.1
      Other investing activities, net                                                              8.7                (27.3)
                                                                                              --------             --------
Net Investing Activities                                                                        (202.5)                60.2
                                                                                              --------             --------
FINANCING ACTIVITIES

      Issuance of long-term debt                                                                 306.1                 --
      Retirement of long-term debt                                                               (66.2)              (170.5)
      Change in short-term debt                                                                 (632.8)                55.1
      Retirement of preferred shares                                                              (0.6)                (3.8)
      Issuance of common stock                                                                    --                   10.2
      Acquisition of treasury stock                                                               --                  (65.8)
      Dividends paid - common shares                                                            (172.8)               (98.7)
      Other financing activities, net                                                             --                    0.2
                                                                                              --------             --------
Net Financing Activities                                                                        (566.3)              (273.3)
                                                                                              --------             --------
Increase (decrease) in cash and cash equivalents                                                 (75.3)                 7.5
Cash and cash equivalents at beginning of year                                                   193.0                 41.4
                                                                                              --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  117.7             $   48.9
                                                                                              ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid for interest, net of amounts capitalized                                         329.1                131.8
      Cash paid for income taxes                                                                 164.1                154.2
                                                                                              --------             --------

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

         The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

                                                               Three Months                             Nine Months
                                                            Ended September 30,                    Ended September 30,
                                                       -----------------------------           -----------------------------
(in thousands)                                            2001               2000                2001                2000
----------------------------------------------------------------------------------------------------------------------------
DENOMINATOR

    Basic average common shares outstanding            205,388.9           120,559.0           205,247.2           121,651.5
    Dilutive potential common shares                        --               2,853.5             4,027.3             3,628.1
                                                       ---------           ---------           ---------           ---------
Diluted Average Common Shares                          205,388.9           123,412.5           209,274.5           125,279.6
                                                       ---------           ---------           ---------           ---------

         Due to the net loss that was reported for the three months ended September 30, 2001, the addition of potential common shares was anti-dilutive and is therefore not included.

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

         As a result of the restructuring plan, it is estimated that approximately 900 management, professional, administrative and technical positions have been or will be eliminated. As of September 30, 2001, approximately 701 employees had been terminated as a result of the restructuring plan. Approximately 90 and 354 terminations occurred for the three months and nine months ended September 30, 2001, respectively. In October 2000, NiSource recorded pre-tax charges of $5.8 million in operating expense representing severance and related benefits costs. This charge included $5.1 million of estimated termination benefits. In addition, NiSource assumed $66.9 million in liabilities related to the restructuring of Columbia's operations representing severance and related benefits costs and relocation of certain operations. At September 30, 2001, the consolidated balance sheet reflected a liability of $34.5 million related to the restructuring plan. This is a $5.8 million decrease from the previous quarter ended June 30, 2001 and a $30.9 million decrease year to date.

5.       Discontinued Operations

         The Securities and Exchange Commission (SEC), in its order approving the acquisition of Columbia, required NiSource to divest its water utilities within three years from the date of the acquisition. In January 2001, NiSource adopted a formal plan to dispose of its water utilities within one year. The water utilities operations are reported as discontinued operations. See Note 7 on page 9 for further discussion.

         Results from discontinued operations of the water utilities are provided in the following table:

                                                                    Three Months                      Nine Months
                                                                Ended September 30,               Ended September 30,
                                                               --------------------              --------------------
($ in millions)                                                2001            2000              2001            2000
----------------------------------------------------------------------------------------------------------------------
Revenues from discontinued operations                          29.4            29.9              81.3            79.5
Income (Loss) from discontinued operations                      0.2             9.2              (0.1)           15.0
Income tax expense (benefit)                                    0.6             4.0               1.4             7.3
Net income (loss) from discontinued operations                 (0.4)            5.2              (1.5)            7.7
----------------------------------------------------------------------------------------------------------------------

         On August 21, 2001, Columbia sold the stock and assets of Columbia Propane Corporation and its subsidiaries (Columbia Propane) to AmeriGas Partners L.P. (AmeriGas) for approximately $196.0 million, consisting of $152.0 million of cash and $44.0 million of AmeriGas partnership common units. NiSource has also sold substantially all the assets of Columbia Petroleum Corporation (Columbia Petroleum), a diversified petroleum distribution company. The net assets of the water utilities, Columbia Propane and Columbia Petroleum are reported as net assets of discontinued operations on the consolidated balance sheets.

NISOURCE INC.

         The net assets of the discontinued operations were as follows:

                                                                            September 30,        December 31,
($ in millions)                                                                      2001                2000
--------------------------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS

    Accounts receivable, net                                                       $ 21.0             $ 107.8
    Property, plant and equipment, net                                              681.2               891.3
    Other assets                                                                     69.6               173.8
    Current liabilities                                                             (91.6)             (148.2)
    Long-term debt                                                                  (78.9)             (169.4)
    Other liabilities                                                              (234.6)             (294.9)
--------------------------------------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS                                             $ 366.7             $ 560.4
--------------------------------------------------------------------------------------------------------------

6.       Telecommunication Network (Transcom)

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

         In August 2001, Transcom invited potential buyers to submit bids for the assets. Preliminary indications are that the present market conditions preclude Transcom from realizing the full value of the assets by selling at the present time. Therefore management has decided to operate the network, while continuing to evaluate market conditions for possible sale.

7.       Sale of Water Utility Operations

         In July 2001, NiSource and the City of Indianapolis (City) signed a letter of intent for NiSource to sell the assets of the Indianapolis Water Company and other assets of NiSource's IWC Resources (IWCR) Corporation and its subsidiaries for $522.5 million, which includes $132.4 million in IWCR debt. In the transaction, NiSource will retain $80 million of long-term Indianapolis Water Company debt. As part of the agreement, the City has committed to offering IWCR employees comparable employment following completion of the sale and will honor all collective bargaining agreements. The divestiture of IWCR was required as part of the order by the SEC approving the November 2000 acquisition of Columbia Energy Group. Closing of the sale is contingent upon the receipt of all necessary consents, including approval by the Indiana Utility Regulatory Commission and the ability of the City to obtain financing. It is anticipated that the transaction will be completed in the first quarter of 2002.

8.       Accounting Change

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

NISOURCE INC.

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

         The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of approximately $17 million. The adoption also resulted in the recognition of $178 million of assets and $212.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of hedged risk basis of $3.8 million and the reclassification of deferred revenue to OCI of $17.9 million. During the third quarter of 2001, approximately $4.1 million of the net gains previously included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. During the nine months ended September 30, 2001, $7.5 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:

(in millions)                                                                    Assets            Liabilities
------------------------------------------------------------------------------------------------------------
Price Risk Management                                                           $ 161.6             $ 219.9
Deferred Taxes                                                                        -                (7.1)
Regulatory                                                                         16.4                   -
Debt                                                                                  -                (3.8)
Deferred Revenue                                                                      -               (17.9)
------------------------------------------------------------------------------------------------------------
TOTAL                                                                           $ 178.0             $ 191.1
------------------------------------------------------------------------------------------------------------


         As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding losses of $17.0 million. However, the activity for the third quarter resulted in unrealized losses on qualifying derivatives of $20.1 million and activity for the first nine months of 2001 resulted in unrealized gains of $45.4. The activity for the periods included:

                                                                             Three Months                  Nine Months
                                                                          Ended September 30,          Ended September 30,
                                                                          -------------------          ------------------
(in millions)                                                                            2001                        2001
-------------------------------------------------------------------------------------------------------------------------
UNREALIZED GAINS (LOSSES) ON DERIVATIVES QUALIFYING AS CASH
    FLOW HEDGES:
    Unrealized hedging losses arising during the period due to cumulative effect of a change in accounting principle,
      recognized at January 1, 2001, net of tax                                       $    --                      $(17.0)

    Unrealized hedging gains (losses) arising during the period on
      derivatives qualifying as cash flow hedges, net of tax                            (15.4)                      55.4

    Reclassification adjustment for net loss (gain) included in net income, net of tax (including gains of $4.1 and losses of $7.5 million, respectively, related to the cumulative effect
      of change in accounting principle)                                                 (4.7)                       7.0
-------------------------------------------------------------------------------------------------------------------------
    Net unrealized gains (losses) on derivatives qualifying as cash
      flow hedges, net of tax                                                         $ (20.1)                    $ 45.4
-------------------------------------------------------------------------------------------------------------------------

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

         Northern Indiana Public Service Company (Northern Indiana) offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the option to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price and the associated delivery month. The NYMEX futures and options contracts satisfy all definitions of a derivative and they qualify and are designated as a cash flow hedge. Northern Indiana has no net gain or loss recognized in earnings due to ineffectiveness or time value for this program in the reporting period and none of the components of the derivative instruments' value are excluded in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of futures and options contracts will result in income recognition of amounts currently classified in OCI of approximately $4.7 million, net of tax, which will be included in net income. Northern Indiana has futures and options contracts designated as cash flow hedges through June 2002. At this time Northern Indiana expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

         Northern Utilities, Inc. offers a Guaranteed Price Service Program as an alternative to the standard gas cost recovery mechanism. This service provides its New Hampshire customers with the option to lock in their gas cost. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Utilities purchases NYMEX futures that correspond to a fixed price and the associated delivery month. The NYMEX futures contracts satisfy all definitions of a derivative. Because these derivatives are used within the framework of the overall gas cost incentive mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.

         Exploration and Production

         In conjunction with certain fixed price gas delivery commitments, Columbia Energy Resources, Inc. (Columbia Resources) has purchased financial basis swaps to transfer basis risk from the counterparty back to Columbia Resources. Because these transactions by definition are derivatives and do not qualify for hedge accounting, the mark to fair value of these swaps will directly impact earnings. Additionally, Columbia Resources has engaged in commodity and basis swaps to hedge the anticipated future sale of natural gas. These contracts are derivatives and are designated as cash flow hedges of anticipated future sales. The fair value of these derivatives will be recorded in OCI until the related sale occurs or an impairment loss is recognized on an asset to which the hedged forecasted transaction relates. Any ineffectiveness will be charged to earnings. During the third quarter, Columbia Resources offset a net impairment loss of $23.6 million for oil and gas property with accumulated net gains from OCI. Columbia Resources has a net gain of approximately $1.2 million recognized in earnings due to time value in the reporting period and has not excluded components of the derivatives' values in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition for amounts currently classified in OCI of approximately $5.1 million, net of tax, which will be included in net income. Columbia Resources has forward derivative contracts designated as cash flow hedges through December 2002. During the third quarter, Columbia Resources reclassified $2.4 million of certain cash flow hedges into earnings due to the probability that the forecasted transaction would not occur.

NISOURCE INC.

         Merchant Operations

         EnergyUSA-TPC Corp. (TPC) is affected by SFAS No. 133 on a corporate basis relative to certain intercompany sales contracts. These contracts on a stand-alone basis are trading contracts to TPC; however, because counterparties are consolidated affiliates, TPC may not mark them to fair value on a consolidated basis. Certain corresponding, offsetting third-party forward purchase commitments or long futures contracts are designated as cash flow hedges. The mark to fair value impact of the effective portions of these hedges is offset in OCI. The impact of remaining sales contracts without offsetting purchase commitments/futures is recorded currently in earnings on a consolidated basis. There is no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and no components of the derivatives' values have been excluded in the assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward contracts will result in loss recognition of amounts currently classified in OCI of approximately $3.0 million, net of tax, which will be included in net income. NiSource has designated certain TPC forward derivative contracts as cash flow hedges through September 2003. At this time, NiSource expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

         Primary Energy, Inc. (Primary Energy) finances, builds and operates cogeneration plants that convert waste products into alternative forms of energy. Primary Energy finances the construction of these facilities by creating synthetic leases. A portion of the synthetic lease payment floats with a referenced interest rate, thus exposing Primary Energy to interest rate risks. Primary Energy engages in interest rate swaps to fix the floating payment and designates these instruments as cash flow hedges. They are assessed to effectively hedge the cash flow risk of the anticipated lease payments. Any earnings impact of changes in the swap's fair value is charged to OCI until the calculation period is settled. Any ineffectiveness is charged currently to earnings. Primary Energy has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and it has not excluded any component of the derivative instrument's value in its assessment of hedge effectiveness. It is anticipated that during the next twelve months, expiration of interest rate swap contracts will result in loss recognition of amounts currently classified in OCI of approximately $.6 million, net of tax, which will be included in net income. Primary Energy has interest rate swap contracts designated as cash flow hedges through June 2002. At this time, Primary Energy expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

         Other

         Columbia Energy Services, Inc. (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into pay fixed/receive floating swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. Any impact of changes in the swaps' fair values is included in OCI until the sales are completed. Any ineffectiveness is included in earnings. Columbia Energy Services has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and it has not excluded any component of the derivative instruments' value in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition of amounts currently classified in OCI of approximately $3.0 million, net of tax, which will be included in net income. Columbia Energy Services has forward swap contracts designated as cash flow hedges through December 2008. At this time, Columbia Energy Services expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

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

9.       Recently Issued Accounting Pronouncements

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

         NiSource adopted the provisions of the Business Combinations Statement on July 1, 2001, and will adopt the Goodwill and Other Intangible Assets Statement on January 1, 2002. Although NiSource is currently evaluating the impact that the Statements will have on its results of operations, the Company expects the adoption of the Statement on Goodwill and Other Intangibles to have a significant favorable impact on operating income beginning January 1, 2002. Effective January 1, 2002, goodwill will no longer be subject to amortization.

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

         The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. NiSource is currently evaluating the impact that the Statement will have on its financial position and the results of operations.

         On October 3, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," although it retains the two-step impairment testing methodology used in SFAS No.
         121. The accounting and reporting provisions of Accounting Principals Board Opinion (APBO) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are superceded by SFAS No. 144, except that the Statement preserves the requirement of APBO No. 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

NISOURCE INC.

         The Statement is effective for fiscal years beginning after December 15, 2001. NiSource will adopt SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of the Statement to have a material impact on its results of operations.

10.      Business Segment Information

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

NISOURCE INC.

                                                    Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                            -----------------------------               -----------------------------
($ in millions)                               2001                  2000                  2001                  2000
---------------------------------------------------------------------------------------------------------------------
REVENUES

GAS DISTRIBUTION

Unaffiliated                                  520.6                 156.5               3,408.3                 788.1
Intersegment                                   19.1                  29.1                 (37.6)                 89.2
                                            -------               -------               -------               -------
Total                                         539.7                 185.6               3,370.7                 877.3
                                            -------               -------               -------               -------
GAS TRANSMISSION AND STORAGE

Unaffiliated                                  147.8                  19.8                 479.3                  45.6
Intersegment                                   59.8                   0.8                 238.5                   2.8
                                            -------               -------               -------               -------
Total                                         207.6                  20.6                 717.8                  48.4
                                            -------               -------               -------               -------
ELECTRIC OPERATIONS

Unaffiliated                                  281.3                 276.6                 774.3                 759.6
Intersegment                                    0.4                   0.6                   1.4                   2.0
                                            -------               -------               -------               -------
Total                                         281.7                 277.2                 775.7                 761.6
                                            -------               -------               -------               -------
EXPLORATION AND PRODUCTION

Unaffiliated                                   42.8                  --                   115.0                  --
Intersegment                                   17.3                  --                    45.8                  --
                                            -------               -------               -------               -------
Total                                          60.1                  --                   160.8                  --
                                            -------               -------               -------               -------
MERCHANT OPERATIONS

Unaffiliated                                  714.7                 662.5               2,595.6               1,505.1
Intersegment                                   37.2                  31.7                 137.8                  76.7
                                            -------               -------               -------               -------
Total                                         751.9                 694.2               2,733.4               1,581.8
                                            -------               -------               -------               -------
OTHER

Unaffiliated                                   39.2                  63.2                 117.6                 188.1
Intersegment                                   --                    --                    --                    --
                                            -------               -------               -------               -------
Total                                          39.2                  63.2                 117.6                 188.1
                                            -------               -------               -------               -------
Adjustments and Eliminations                 (123.8)                (59.8)               (446.7)               (161.8)
                                            -------               -------               -------               -------
CONSOLIDATED REVENUES                       1,756.4               1,181.0               7,429.3               3,295.4
                                            -------               -------               -------               -------

                                                  Three Months                                  Nine Months
                                                 Ended September 30,                          Ended September 30,
                                            -----------------------------               -----------------------------
($ in millions)                               2001                  2000                   2001                 2000
--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
Gas Distribution                              (32.0)                (20.9)                257.1                  67.8
Gas Transmission and Storage                   54.8                   0.4                 243.7                   1.7
Electric Operations                            98.5                 107.9                 246.0                 262.1
Exploration and Production                     21.3                   --                   58.2                  --
Merchant Operations                            14.7                  18.2                  34.1                  55.7
Other                                          (4.3)                 (1.6)                (49.4)                 (6.8)
Corporate and Adjustments                      (6.6)                 (6.6)                (23.0)                (20.4)
                                            -------               -------               -------               -------
CONSOLIDATED OPERATING INCOME                 146.4                  97.4                 766.7                 360.1
                                            -------               -------               -------               -------

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

                              THIRD QUARTER RESULTS

Net Income

NiSource reported a net loss of $20.1 million, or a 10 cent per share loss, for the three months ended September 30, 2001, compared to net income of $52.0 million, or 43 cents per share, in the 2000 period. The results for 2001 and 2000 are not directly comparable due to the acquisition of Columbia Energy Group (Columbia) completed on November 1, 2000, as discussed in Note 3 on page 7. All per share amounts are basic earnings per share.

Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2001, were $684.9 million, a $349.2 million increase over the same period last year. The increase is primarily attributable to the acquisition of Columbia.

Expenses

Operating expenses for the third quarter of 2001 were $538.5 million, as compared to $238.3 million in the 2000 period primarily due to the acquisition of Columbia. Operating expenses included goodwill amortization related to the Columbia acquisition of $30.1 million.

Other Income (Deductions)

Interest expense was $146.1 million for the quarter, compared to $46.8 million in the third quarter of 2000. The increase is due to borrowing for the acquisition of Columbia and the interest on the Columbia outstanding debt. Other, net for the third quarter of 2001 decreased income by $8.7 million, compared to an increase of $51.4 million in the 2000 period. The 2000 period included the $51.9 million gain on the sale of Market Hub Partners, L.P. ("MHP").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Income Taxes

Income tax expense for the third quarter of 2001 was $4.3 million, compared to $48.0 million in the 2000 period, due to lower pre-tax income in the current period, partially offset by a higher effective tax rate because the amortization of goodwill is not tax deductible.

Discontinued Operations

Discontinued operations, which reflect NiSource's water operations, posted an after-tax loss of $0.4 million for the third quarter of 2001, compared to a gain of $5.2 million in the third quarter of 2000. The change is primarily attributed to cancellation of a lease, interest expense and employee benefits.

                               NINE MONTH RESULTS

Net Income

NiSource reported net income of $160.7 million, or $0.78 per share, for the nine months ended September 30, 2001, compared to $155.0 million, or $1.27 per share, in the 2000 period. The results for 2001 and 2000 are not directly comparable due to the acquisition of Columbia.

Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2001, were $2,494.4 million, a $1,405.1 million increase over the same period last year. The increase was primarily attributable to the acquisition of Columbia and higher gas sales by the distribution segment due to colder weather than the same period last year.

Expenses

Operating expenses for the first nine months of 2001 were $1,727.7 million, compared to $729.2 million in the 2000 period. The change is primarily due to the acquisition of Columbia and the associated goodwill amortization of $85.2 million. Operating expenses also included the settlement of a lawsuit related to MHP and the impairment of the telecommunication assets.

Other Income (Deductions)

Interest expense was $458.7 million for the nine months, compared to $136.6 million in the 2000 period. The increase is due to borrowing for the acquisition of Columbia, the interest on the Columbia outstanding debt and carrying costs of gas purchases due to higher prices for natural gas. Other, net for the first nine months of 2001 increased income by $2.6 million, compared to an increase of $50.6 million in the 2000 period. The 2000 period included the $51.9 million gain on the sale of MHP.

Income Taxes

Income tax expense for the first nine months of 2001 was $131.5 million, compared to $105.5 million in the 2000 period, due to higher pre-tax income in the current period and a higher effective tax rate.

Change in Accounting Principle

On January 1, 2001, NiSource adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as subsequently amended by SFAS No. 137 and SFAS No. 138. This change in accounting, net of taxes, contributed $4.0 million to net income at adoption.

Discontinued Operations

Discontinued operations, which reflect NiSource's water operations, posted an after-tax loss of $1.5 million for the nine months ended September 30, 2001, compared to net income of $7.7 million in the same period last year. The decrease is primarily due to cancellation of a lease, interest expense and employee benefits.

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

Net cash from operations for the first nine months of 2001 was $693.5 million, an increase of $472.9 million from the same period in 2000 due to the acquisition of Columbia.

NiSource, through its financing subsidiary NiSource Finance Corp. (NiSource Finance), actively borrows funds in the commercial paper market, and maintains a $2.5 billion revolving credit facility with a syndicate of banks for back-up liquidity purposes. The credit facility is guaranteed by NiSource Inc.

At September 30, 2001 and December 31, 2000, NiSource had $1,863.9 million and $2,078.8 million of commercial paper outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of September 30, 2001 and December 31 2000 was 3.52% and 7.44%, respectively. NiSource had no short-term notes payable at September 30, 2001 and $417.9 million at December 31, 2000 at a weighted average interest rate of 7.78%.

On April 6, 2001, NiSource Finance issued $300 million of unsecured two-year notes guaranteed by NiSource, paying a 5.75% coupon and maturing on April 15, 2003.

At September 30, 2001, NiSource had $52.7 million of standby letters of credit outstanding. At December 31, 2000, NiSource had $128.5 million of standby letters of credit outstanding.

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

The fair market value of NiSource's price risk management assets and liabilities were $459.9 million and $378.5 million at September 30, 2001, respectively, and $1,608.9 million and $1,568.6 million at December 31, 2000, respectively. The significant decrease in these assets and liabilities that occurred between these two periods was due primarily to sharply lower energy prices, and to a lesser extent, reduced trading activities.

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

Non-Trading Risk

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit. These instruments have interest rates that are indexed to short-term market interest rates. At September 30 2001, and December 31, 2000, the combined borrowings outstanding under these facilities totaled $1,863.9 million and $2,496.7 million, respectively. Based upon average borrowings under these agreements, a change in short-term interest rates of 100 basis points (1%) would have increased or decreased interest expense by $4.6 million for the three months ended September 30, 2001, $14.8 million for the nine months ended September 30, 2001 and $15.7 million for the twelve months ended December 31, 2000.

For a discussion of non-trading commodity price and credit risk, please see the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Trading Risk

NiSource employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR across all trading groups that utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $1.1 million, $2.2 million and $0.5 million, respectively, at September 30, 2001. The daily VaR for the gas trading portfolio on an average, high and low basis was $0.4 million, $0.7 million and $0.2 million at September 30, 2001, respectively.

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

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of approximately $17 million. The adoption also resulted in the recognition of $178 million of assets and $212.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of hedged risk basis of $3.8 million and the elimination of prior hedge accounting balances of $17.9 million. Approximately $7.5 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings during the first nine months of 2001.

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

September 11, 2001 Terrorist Attacks

On September 11, 2001 a terrorist attack occurred at the World Trade Center in New York City and the Pentagon in Washington D.C. This unfortunate incident has had pervasive negative impacts on several U.S. industries and on the U.S. economy in general. While NiSource was not directly impacted by the event, the Company believes that it could be impacted indirectly in the near future. The indirect impacts may include lower revenues due to the negative impact on certain of NiSource's industrial customers and higher costs related to items such as insurance, travel and security.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

                                                                Three Months                      Nine Months
                                                             Ended September 30,               Ended September 30,
                                                            --------------------          --------------------------
($ in millions)                                              2001           2000               2001            2000
--------------------------------------------------------------------------------------------------------------------
NET REVENUES

     Sales Revenues                                         480.9          172.3            3,088.4           807.5
     Less: Cost of gas sold                                 349.8          119.9            2,369.9           535.2
                                                            -----          -----          ---------           -----
     Net Sales Revenues                                     131.1           52.4              718.5           272.3
     Transportation Revenues                                 58.8           13.3              282.3            69.8
                                                            -----          -----          ---------           -----
Net Revenues                                                189.9           65.7            1,000.8           342.1
                                                            -----          -----          ---------           -----
OPERATING EXPENSES

     Operation and maintenance                              149.4           47.0              466.7           151.7
     Depreciation and amortization                           51.6           31.5              171.4            95.7
     Other taxes                                             20.9            8.1              105.6            26.9
                                                            -----          -----          ---------           -----
Total Operating Expenses                                    221.9           86.6              743.7           274.3
                                                            -----          -----          ---------           -----
Operating Income                                            (32.0)         (20.9)             257.1            67.8
                                                            =====          =====          =========           =====

REVENUES ($ IN MILLIONS)
     Residential                                            153.0           90.1            1,672.3           478.9
     Commercial                                              57.7           39.3              641.8           187.9
     Industrial                                              11.6           18.7               93.6            48.6
     Transportation                                          58.8           13.3              282.3            69.8
     Off System Sales                                       238.4           11.6              612.2            51.2
     Other                                                   20.2           12.6               68.5            40.9
                                                            -----          -----          ---------           -----
Total                                                       539.7          185.6            3,370.7           877.3
                                                            -----          -----          ---------           -----

SALES AND TRANSPORTATION (MDth)
     Residential sales                                       16.7            7.2              157.9            63.3
     Commercial sales                                         7.7            5.5               64.5            28.8
     Industrial sales                                         2.4            2.2               10.8             9.2
     Transportation                                         101.7           48.4              371.4           170.8
     Other                                                   79.5            2.3              135.2            17.1
                                                            -----          -----          ---------           -----
Total                                                       208.0           65.6              739.8           289.2
                                                            -----          -----          ---------           -----

HEATING DEGREE DAYS                                           125            136              3,529           3,348
NORMAL HEATING DEGREE DAYS                                    102            123              3,793           4,151
% COLDER (WARMER) THAN NORMAL                                 23%            11%                (7%)           (19%)

Customers

     Residential                                                                          2,262,759         947,202
     Commercial                                                                             204,711          80,331
     Industrial                                                                              10,042           9,104
     Transportation                                                                         674,603          13,771
     Other                                                                                       22              21
                                                                                          ---------       ---------
Total                                                                                     3,152,137       1,050,429
                                                                                          ---------       ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource's natural gas distribution operations (Gas Distribution) serve approximately 3.2 million customers in nine states. Through its wholly owned subsidiary, Columbia, NiSource owns five local distribution companies (LDCs) that provide natural gas to approximately 2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland (Columbia LDC's). NiSource also distributes natural gas to approximately 751,000 customers in northern Indiana through three subsidiaries: Northern Indiana Public Service Company (Northern Indiana), Kokomo Gas and Fuel Company and Northern Indiana Fuel and Light Company, Inc. Additionally, NiSource's subsidiary, Bay State Gas Company (Bay State), and its subsidiary Northern Utilities, Inc., distribute natural gas to more than 320,000 customers in Massachusetts, Maine, and New Hampshire.

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

Market Conditions

In the winter of 2000-2001, spot prices for gas purchases exceeded $6.00 per Dth. The unprecedented high prices were due primarily to tight supply and increased demand during this period. Demand was higher than in previous periods due to the continued economic expansion in 2000, proliferation of gas-fired electric generation and record cold weather during November and December 2000. The supply of natural gas was low due to low production as a result of reduced levels of drilling activity when the price of natural gas was extremely low in 1998-1999. The lower production coupled with increased demand resulted in lower storage levels of natural gas entering the 2000-2001 winter season.

The current natural gas futures market indicates that spot prices will be approximately half of prior years' prices for the 2001-2002 winter season. The higher prices of 2000 and early 2001 encouraged producers to increase natural gas drilling activities, resulting in the highest level of natural gas drilling activity since the early 1980s. Higher prices also resulted in fuel switching and reduced demand for natural gas. All of these factors have led to increased supply, higher storage injection levels and a favorable supply outlook for the 2001-2002 winter.

All NiSource distribution companies have regulatory approved recovery mechanisms providing a means for full recovery of prudently incurred gas costs. Utilizing matching concepts, gas cost expense is recognized when customers are billed for their gas. Therefore, the higher gas costs of last winter are reflected in increased gross revenues and a corresponding increase in gas costs resulting in no impact to net revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

The impact of the higher gas costs on distribution customers' bills is primarily responsible for increased uncollectible expenses in 2001. The year-to-date uncollectible expense, including the Columbia companies is $8.8 million higher than 2000. Fourth quarter 2001 expense is also expected be higher than last year. The impact of lower gas costs this winter should decrease 2002 uncollectible expense.

Weather

Weather in Gas Distribution's markets was on average 23% cooler than normal for the third quarter of 2001 and 7% warmer than normal for the nine-month period.

Throughput

Total volumes sold and transported of 208.0 million dekatherms (MDth) for the third quarter of 2001 increased 142.4 MDth from the same period last year primarily due to the inclusion of Columbia's five distribution companies' throughput of 149.0 MDth. Volumes at Northern Indiana and Bay State decreased due to reduced transportation volumes to industrial customers, primarily reflecting the steel industry decline. For the nine month period ended September 30, 2001, total volumes sold and transported were 739.8 MDth, an increase of
450.6 MDth from the same period in 2000 primarily due to the inclusion of Columbia's five distribution companies' throughput of 491.2 MDth.

Net Revenues

Net revenues for the three months ended September 30, 2001 were $189.9 million, up $124.2 million over the same period in 2000, primarily due to the acquisition of Columbia. For the nine month period ended September 30, 2001, net revenues were $1,000.8 million, a $658.7 million increase from the same period in 2000, primarily due to the acquisition of Columbia. Net revenues also increased due to weather in northern Indiana that was 8% colder than in the first nine months of 2000.

Operating Income

For the third quarter of 2001, gas distribution reported an operating loss of $32.0 million, a $11.1 million decrease from the same period in 2000. Operating income associated with the acquisition of Columbia's five distribution subsidiaries on November 1, 2000 was largely offset by the amortization of goodwill associated with the acquisition. Operating income for the third quarter decreased at Northern Indiana by $15.0 million due to higher uncollectible accounts and other increased operating expenses. Operating income for the first nine months of 2001 of $257.1 million increased $189.3 million over the same period in 2000, primarily due to the acquisition of Columbia and higher net revenues due to weather that was colder than the prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS

                                                                Three Months                        Nine Months
                                                             Ended September 30,                Ended September 30,
                                                            --------------------              ----------------------
($ in millions)                                              2001           2000               2001            2000
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES

    Transportation Revenues                                 150.2           20.6              550.6            48.4
    Storage revenues                                         45.2             --              134.6              --
    Other revenues                                           12.2             --               32.6              --
                                                            -----           ----              -----            ----
Total Operating Revenues                                    207.6           20.6              717.8            48.4
Less: Cost of gas sold                                       16.3           18.7               70.0            41.9
                                                            -----           ----              -----            ----
Net Revenues                                                191.3            1.9              647.8             6.5
                                                            -----           ----              -----            ----
OPERATING EXPENSES

    Operation and maintenance                                85.2            0.9              243.4             2.8
    Depreciation and amortization                            40.8            0.4              120.9             1.2
    Other taxes                                              10.5            0.2               39.8             0.8
                                                            -----           ----              -----            ----
Total Operating Expenses                                    136.5            1.5              404.1             4.8
                                                            -----           ----              -----            ----
Operating Income                                             54.8            0.4              243.7             1.7
                                                            =====           ====              =====            ====

THROUGHPUT (Bcf)
Columbia Transmission
    Market Area                                             150.9             --              690.7              --
Columbia Gulf
    Mainline                                                143.1             --              479.7              --
    Short-haul                                               50.0             --              138.6              --
    Intrasegment eliminations                              (136.9)            --             (467.9)             --
Columbia Pipeline Deep Water                                  0.7             --                2.5              --
Crossroads Gas Pipeline                                       8.4            9.3               28.7            29.5
Granite State Pipeline                                        3.6            4.2               21.4            24.9
                                                            -----           ----              -----            ----
Total                                                       219.8           13.5              893.7            54.4
                                                            -----           ----              -----            ----

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

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to TransCanada Pipe Lines Ltd. at a new Lake Erie export point and transport approximately 700,000 Dth per day to eastern markets. In August 2001, TransCanada Pipelines Ltd. and St. Clair Pipelines, Ltd., the sponsors of the proposed upstream Canadian facilities to the Lake Erie export point, withdrew their pending applications before Canada's National Energy Board for approval of the proposed facilities, without prejudice to refiling at a later date. The withdrawal notice cited the delays encountered in Millennium's FERC proceedings. On October 4, 2001, FERC staff issued its Final Environmental Impact Statement for the Millennium Project that concludes the project "would have limited adverse environmental impact" and is "the preferred alternative" for providing new natural gas transportation services to the New York City metropolitan area and the Southern Tier of New York State. The project continues to await issuance of a final certificate by the FERC. Millennium would anticipate that the certificate issued by the FERC will contain a condition to the effect that construction may not commence until any necessary Canadian authorizations are obtained. To date, eight shippers

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

have signed agreements for a significant portion of the available capacity. Millennium has advised FERC that it proposes an in-service date of November 1, 2003. This schedule is subject to timely receipt of all necessary regulatory approvals.

The sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd. and MCN Energy Group, Inc.

Mainline `99

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

Columbia Gulf Mainline Capacity Proceeding

On October 5, 2001, Columbia Gulf issued an open season notice to determine whether there is interest in additional transportation capacity on its mainline system. This open season is being conducted pursuant to a settlement agreement reached with FERC staff in which Columbia Gulf agreed, following the conclusion of all administrative and judicial proceedings, to hold an open season to gauge the interest in mainline transportation capacity by former sales customers of Columbia Gas. The open season period will continue for a 30-day period.

Sale of Facilities

Columbia Transmission continues to evaluate and dispose of non-core assets. Columbia Transmission is currently negotiating with third parties on the sale of approximately 180 miles of small diameter pipelines and other facilities in West Virginia, Pennsylvania, Maryland and New York.

Supply Contracts to New Electric Generation Projects

During 2001, Columbia Gas Transmission began providing up to 629,000 dekatherms a day (Dth/d) to serve five new electric generating facilities. Columbia Gas Transmission has also requested permission from the FERC to construct facilities to provide up to 260,000 Dth/d to two electric generating facilities scheduled to be in service in 2003.

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

Throughput for the Transmission and Storage segment totaled 219.8 MDth for the third quarter of 2001, compared to 13.5 MDth in 2000. Throughput in the nine months ended September 30, 2001 was 893.7 MDth, compared to 54.4 MDth in the same period of 2000. The increase primarily reflects the addition of Columbia Transmission and Columbia Gulf Transmission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.


Net Revenues

Net revenues were $191.3 million for the third quarter of 2001, an increase of $189.4 million due primarily to the inclusion of Columbia's operations. Net revenues were $647.8 million for the nine months ended September 30, 2001, an increase of $641.3 million from the same period in 2000. The increase is primarily due to the inclusion of Columbia. This also includes the effect of the sale of base gas discussed above.

Operating Income

Third quarter 2001 operating income of $54.8 million increased $54.4 million due primarily to the inclusion of Columbia's operations, partially offset by the amortization of goodwill for the Columbia acquisition. For the first nine months of 2001, operating income of $243.7 million, an increase of $242.0 million from the 2000 period, was due primarily to the inclusion of Columbia's operations, partially offset by the amortization of goodwill. The $11.4 million of storage base gas sales in the first quarter of 2001 also contributed to the increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

ELECTRIC OPERATIONS

                                                               Three Months                       Nine Months
                                                            Ended September 30,                Ended September 30,
                                                          ----------------------           -------------------------
($ in millions)                                             2001          2000               2001            2000
--------------------------------------------------------------------------------------------------------------------
NET REVENUES

     Sales revenues                                         281.7          277.2              775.7           761.6
     Less: Cost of sales                                     73.4           66.6              203.4           185.6
                                                          -------        -------           --------        --------
Net Revenues                                                208.3          210.6              572.3           576.0
                                                          -------        -------           --------        --------

OPERATING EXPENSES

     Operation and maintenance                               53.5           49.8              159.4           159.6
     Depreciation and amortization                           41.3           40.4              124.7           120.6
     Other taxes                                             15.0           12.5               42.2            33.7
                                                          -------        -------           --------        --------
Total Operating Expenses                                    109.8          102.7              326.3           313.9
                                                          -------        -------           --------        --------
Operating Income                                             98.5          107.9              246.0           262.1
                                                          =======        =======           ========        ========

REVENUES ($ IN MILLIONS)
     Residential                                             94.4           89.7              228.5           221.5
     Commercial                                              80.2           78.1              221.5           214.7
     Industrial                                             101.5          101.3              310.5           315.2
     Other electric service                                   5.6            8.1               15.2            10.2
                                                          -------        -------           --------        --------
Total                                                       281.7          277.2              775.7           761.6
                                                          -------        -------           --------        --------

SALES (GIGAWATT HOURS)
     Residential                                            957.0          926.4            2,295.3         2,249.8
     Commercial                                             946.6          945.1            2,612.0         2,568.3
     Industrial                                           2,244.2        2,275.0            6,876.3         7,205.4
     Other electric service                                  31.6           34.5              103.6           117.3
                                                          -------        -------           --------        --------
Total                                                     4,179.4        4,181.0           11,887.2        12,140.8
                                                          -------        -------           --------        --------

COOLING DEGREE DAYS                                           627            553                895             794
NORMAL COOLING DEGREE DAYS                                    562            562                791             791
% WARMER (COLDER) THAN NORMAL                                 12%            (2%)               13%              0%

ELECTRIC CUSTOMERS

     Residential                                                                            379,904         378,554
     Commercial                                                                              47,092          46,334
     Industrial                                                                               2,659           2,673
     Other electric service                                                                     803             808
                                                                                            -------         -------
Total                                                                                       430,458         428,369
                                                                                            -------         -------

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 430,000 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and operates four coal-fired electric generating stations with a net capability of 3,179 megawatts, four gas-fired combustion turbine-generating units with a net capability of 203 megawatts and two hydroelectric generating plants with a net capability of 10 megawatts. These facilities provide for a total system net capability of 3,392 megawatts. Northern Indiana is interconnected with five neighboring electric utilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Market Conditions

The regulatory framework applicable to electric operations is undergoing fundamental changes. These changes have previously had, and will continue to have, an impact on NiSource's electric operations, structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

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

During the course of a regularly scheduled review, referred to as a Level 1 review, the staff of the Indiana Utility Regulatory Commission (IURC) made a preliminary determination, based on unadjusted historical financial information filed by Northern Indiana, that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite holding meetings with the IURC staff during 2000 to explain several adjustments that needed to be made to the filed information to make such an analysis meaningful, the staff has recommended that a formal investigation be performed. The IURC has ordered that an investigation begin. On June 18, Northern Indiana and several other parties filed their case-in-chief. On September 7, 2001, Northern Indiana and several other parties filed their rebuttal testimony. Northern Indiana's testimony indicated that if rates are to be changed, they should be increased. Other parties indicated that rates should be reduced. Hearings on the testimony began on October 2, 2001. Management is unable at this time to determine if a broader analysis, which would be performed through a formal investigation, could result in a rate adjustment that would be higher or lower than currently allowed rates. Management intends to vigorously oppose any efforts to reduce rates that may result from this investigation.

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

WATER. The Great Lakes Water Quality Initiative ("GLI") program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. As promulgated, the regulations would provide the Indiana Department of Environmental Management (IDEM) with the authority to grant water quality criteria variances and exemptions for non-contact cooling water. However, the EPA revised the variance language and other minor provisions of IDEM's GLI rule. The EPA by and large left the non-contact cooling water exemption intact; however, a separate agreement between the EPA and IDEM on interpretation of this exemption still leaves uncertainty as to its impact. The EPA change to the variance rule has prompted litigation by the affected industrial parties and the EPA/IDEM agreement on the non-contact cooling water exemption may be subject to future litigation. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending the outcome of litigation and the proposed permit renewal requirements, the costs of complying with these requirements cannot be predicted at this time.

Sales

Electric sales for the third quarter of 2001 were 4,179.4 million kilowatt-hours
(kwh), a decrease of 1.6 million kwh, compared to the 2000 period, primarily reflecting reduced industrial usage somewhat offset by improved sales to residential customers, due to warmer weather. Electric sales for the first nine months of 2001 were 11,887.2 million kwh, a decrease of 253.6 million kwh, compared to the 2000 period, primarily reflecting decreased industrial sales due to production declines in the steel industry, partially offset by higher consumption by residential and commercial customers.

Net Revenues

In the third quarter of 2001, electric net revenues of $208.3 million decreased by $2.3 million from the 2000 period. Industrial net revenues decreased due to the economic slowdown, partially offset by an improvement in net revenues from residential customers as a result of warmer weather.

In the first nine months of 2001, electric net revenues of $572.3 million decreased by $3.7 million when compared to the 2000 period. Sales volumes were lower overall, partially offset by increased consumption in the higher margin residential and commercial rate classes.

Operating Income

Operating income for the third quarter of 2001 was $98.5 million, a decrease of $9.4 million from the same period in 2000. This is due to lower net revenues discussed above and higher operating expenses resulting from increased depreciation and property taxes, due to increased plant assets.

Operating income for the first nine months of 2001 was $246.0 million, a decrease of $16.1 million from the same period in 2000. This is due to lower net revenues discussed above and higher operating expenses resulting from increased depreciation and property taxes, due to increased plant assets. In addition, a reduction of property tax accruals in the second quarter of 2000 favorably impacted the earlier period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

EXPLORATION AND PRODUCTION OPERATIONS

                                                                        Three Months                    Nine Months
                                                                 Ended September 30,            Ended September 30,
($ in millions)                                                                 2001                           2001
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES

    Gas revenues                                                                54.3                          151.4
    Gathering revenues                                                           2.7                            7.7
    Other revenues                                                               3.1                            1.7
                                                                               -----                          -----
Total Operating Revenues                                                        60.1                          160.8
                                                                               -----                          -----
Operating Expenses

    Operation and maintenance                                                   18.3                           49.4
    Depreciation and depletion                                                  16.8                           39.6
    Other taxes                                                                  3.7                           13.6
                                                                               -----                          -----
Total Operating Expenses                                                        38.8                          102.6
                                                                               -----                          -----
Operating Income                                                                21.3                           58.2
                                                                               =====                          =====

AVERAGE PRICE OF GAS PRODUCTION ($ PER MCF)
    U.S.                                                                        4.26                           3.86
    Canada                                                                        --                           4.63

GAS PRODUCTION (BCF):
    U.S.                                                                        12.5                           38.6
    Canada                                                                         -                            0.1
                                                                               -----                          -----
Total                                                                           12.5                           38.7
                                                                               -----                          -----

OIL AND LIQUIDS PRODUCTION STATISTICS
    Production (000 Bbls)

       U.S.                                                                     55.5                          155.0
       Canada                                                                    1.2                            5.4
                                                                               -----                          -----
Total                                                                           56.7                          160.4
                                                                               =====                          =====

    Average Price ($ per Bbl)
       U.S.                                                                    21.36                          23.43
       Canada                                                                  19.11                          27.66
                                                                               -----                          -----

NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. NiSource acquired Columbia Resources as part of the Columbia acquisition on November 1, 2000. Columbia Resources produced nearly 12.9 Bcf equivalents (Bcfe) and 39.6 Bcfe of natural gas and oil in the third quarter and the first nine months of 2001, respectively, has financial interests in over 8,000 wells, and has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent at September 30, 2001. Columbia Resources also owns and operates approximately 6,200 miles of gathering pipelines.

Columbia Resources seeks to achieve asset and profit growth primarily through expanded drilling activities. For the third quarter of 2001, Columbia Resource's drilling activity resulted in the discovery of 15.7 net Bcfe of gas and oil reserves. For the nine months ended September 30, 2001, Columbia Resource discovered 42.7 net Bcfe of gas and oil reserves. During the third quarter of 2001, Columbia Resources has participated in 57 gross (52.3 net) wells with a success rate of 97 percent. For the nine months ended September 30, 2001, Columbia Resources participated in 113 gross (105.4 net) wells with a success rate of 95 percent.

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

Volumes

Gas production was 12.5 Bcf and 38.7 Bcf in the third quarter and first nine months of 2001, respectively. Oil and liquids production was 56.7 barrels and
160.4 barrels in the third quarter and first nine months of 2001, respectively.

Operating Revenues

Operating revenues for the third quarter of 2001 were $60.1 million. Columbia Resources' natural gas production was fully hedged at an average price of $4.19 per million cubic feet (Mcf). Operating revenues for the first nine months of 2001 were $160.8 million. Approximately 58% of Columbia Resource's natural gas production was hedged at an average price of $4.12 per Mcf for the nine-month period.

Operating Income

Operating income for the third quarter of 2001 was $21.3 million. Operating income for the nine months ended September 30, 2001 was $58.2 million. Depletion expense for the nine-month period included an impairment write-down of $2.3 million for the Canadian oil and gas properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
MERCHANT OPERATIONS

                                                                Three Months                       Nine Months
                                                             Ended September 30,                Ended September 30,
                                                          ----------------------           -------------------------
($ in millions)                                              2001           2000               2001            2000
--------------------------------------------------------------------------------------------------------------------
NET REVENUES

     Gas                                                    370.6          456.5            1,943.7         1,113.0
     Electric                                               363.8          221.3              739.0           420.1
     Other                                                   17.5           16.4               50.7            48.7
                                                          -------        -------           --------         -------
     Total Revenues                                         751.9          694.2            2,733.4         1,581.8
     Less:  Cost of products purchased                      717.3          657.9            2,645.9         1,474.7
                                                          -------        -------           --------         -------
Net Revenues                                                 34.6           36.3               87.5           107.1
                                                          -------        -------           --------         -------
OPERATING EXPENSES

     Operation and maintenance                               16.0           17.0               46.7            48.2
     Depreciation and amortization                            0.6            0.6                1.7             1.5
     Other taxes                                              3.3            0.5                5.0             1.7
                                                          -------        -------           --------         -------
Total Operating Expenses                                     19.9           18.1               53.4            51.4
                                                          -------        -------           --------         -------
Operating Income                                             14.7           18.2               34.1            55.7
                                                          =======        =======           ========         =======

VOLUMES

     Gas sales (MDth)                                       115.5           94.6              366.6           291.2
     Electric sales (Gigawatt Hours)                      6,595.3        2,765.0           14,318.1         7,932.9
                                                          -------        -------           --------         -------

NiSource provides non-regulated merchant energy through its wholly owned subsidiaries EnergyUSA, Inc., Primary Energy and Northern Indiana. Energy USA, Inc., through its subsidiary EnergyUSA-TPC Corp. (TPC), provides energy related asset management and asset portfolio replacement opportunities for LDCs and fuel requirement services for electric utilities, independent power producers and cogeneration facilities. TPC also provides natural gas sales and management services to industrial and commercial customers, engages in natural gas marketing activities and provides gas supply. Primary Energy develops, builds, owns, operates and manages industrial based energy projects. The focus of the company is to develop on-site, industrial-based energy solutions for large complexes having multiple energy flows, such as electricity, steam, by-product fuels or heated water. Northern Indiana provides non-regulated electric power generation marketing, electric wheeling and bulk power sales.

Primary Energy

Through its subsidiaries, Primary Energy has entered into agreements with several industrial customers, principally steel mills and a refinery, to service a portion of their energy needs. In order to serve its customers under the agreements, and to have electricity available for the wholesale market, Primary Energy, through its subsidiaries, has entered into certain operating lease commitments to lease these energy-related projects, which have a combined capacity of 393 megawatts in operation and 575 megawatts under construction. NiSource, through subsidiaries, guarantees certain of Primary Energy's obligations under each lease.

A wholly owned subsidiary of Primary Energy has entered into a long-term agreement to lease a 525 Mw combined cycle cogeneration facility in Indiana. Though previously scheduled to commence production by November 2001, it is now expected to be in service by December 31, 2001. The long-term profitability of this facility is dependent upon the cost of natural gas fuel for the facility relative to the market value of power produced by the facility. Based upon current market conditions, Primary Energy expects to realize an operating loss in the near term, though it is not believed to be material. Future profitability related to this facility is difficult to predict and depends upon the relative movement of natural gas and power prices in the Midwest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

LTV Bankruptcy

The LTV Corporation, parent of LTV Steel Company, Inc. (LTV), filed for protection under Chapter 11 of the Federal Bankruptcy Code on December 29, 2000. Primary Energy is constructing a cogeneration plant on the site of LTV's East Chicago mill. While the bankruptcy affords LTV an opportunity to reject the current 15-year contract for use of the facility, Primary Energy is working closely with LTV to obtain contract affirmation. LTV's decision is expected during 2001. Work on the project is continuing with commercial operation scheduled for the fourth quarter of 2001.

Net Revenues

Net revenues of $34.6 million for the third quarter of 2001 decreased $1.7 million from the 2000 third quarter. The decrease in net revenues primarily reflected the change in forward positions within the trading book, resulting from changes in location price differentials and values of transportation capacity and storage. This decrease is partially offset by increases in electric wheeling due to upgraded interconnections.

Net revenues for the first nine months of 2001 were $87.5 million, compared to $107.1 million in the same period last year. The decline is due primarily to mark-to-market adjustments resulting from a decline in the value of basis positions related to structured transactions in Northeast markets. Increased results were reported in electric wheeling due to upgraded interconnections with neighboring electric companies and increases in power marketing.

Operating Income

Merchant Operations had operating income of $14.7 million for the third quarter of 2001 compared to operating income of $18.2 million for the same period last year. The decline is primarily due to the decreased net revenues discussed above and higher operating expenses. For the nine months ended September 30, 2001, Merchant Operations had operating income of $34.1 million, a decrease of $21.6 million for the same period in 2000. The decrease is primarily due to lower net revenues discussed above and higher operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER (INCLUDES ASSETS HELD FOR SALE)

                                                                Three Months                       Nine Months
                                                             Ended September 30,                Ended September 30,
                                                             -------------------              ----------------------
($ in millions)                                              2001           2000               2001            2000
--------------------------------------------------------------------------------------------------------------------
NET REVENUES

     Products and services revenue                           39.2           63.2              117.6           188.1
     Less:  Cost of products purchased                       24.3           43.4               82.8           126.7
                                                             ----           ----              -----           -----
Net Revenues                                                 14.9           19.8               34.8            61.4
                                                             ----           ----              -----           -----
OPERATING EXPENSES

     Operation and maintenance                               16.2           14.6               49.1            46.5
     Lawsuit settlement charges                                --             --               15.5              --
     Depreciation and amortization                            1.9            5.7                6.0            18.2
     Other taxes                                              1.1            1.1                4.4             3.5
     Impairment of telecommunication assets                    --             --                9.2              --
                                                             ----           ----              -----            ----
Total Operating Expenses                                     19.2           21.4               84.2            68.2
                                                             ----           ----              -----            ----
Operating Income (Loss)                                      (4.3)          (1.6)             (49.4)           (6.8)
                                                             ====           ====              =====            ====

NiSource has invested in a number of distributed generation technologies including fuel cells and micro turbine ventures. NiSource has also built a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. NiSource is pursuing strategic alternatives for its telecommunications network, has recently exited the pipeline construction business and is in the process of selling the line locating and marking business.

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

In August 2001, Transcom invited potential buyers to submit bids for the assets. Preliminary indications are that the present market conditions preclude Transcom from realizing the full value of the assets by selling at the present time. Therefore management has decided to operate the network, while continuing to evaluate market conditions for possible sale.

Environmental Matters

On March 17, April 11 and April 21, 2000, one of Columbia's subsidiaries, Transcom received directives from the Philadelphia District of the U.S. Army Corps of Engineers (Philadelphia District) and an administrative order from the Pennsylvania Department of Environmental Protection (PA DEP) addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along portions of a route between Washington, D.C. and New York City. The order and directives required Transcom to largely cease construction activities. On September 18, 2000, Transcom entered into a voluntary settlement agreement with the Philadelphia District under which Transcom contributed $1.2 million to the Pennsylvania chapter of the Nature Conservancy and the Philadelphia District lifted its directives. As a result of the voluntary agreement with the Philadelphia District and communications with the PA DEP, the Maryland Department of the Environment and the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Baltimore District of the U.S. Army Corps of Engineers, work in Pennsylvania and Maryland was allowed to continue and has been completed. Transcom is in the process of finalizing a Consent Order with the PA DEP. Penalties associated with this order are expected to be $304,200, which Transcom has reserved. Transcom cannot predict the nature or amount of total remedies that may be sought in connection with the foregoing construction activities.

Net Operating Revenues

Net operating revenues of $14.9 million for the third quarter of 2001 decreased by $4.9 million from the third quarter of 2000. This decrease is due to the absence of revenues from the non-core businesses that have been sold, partially offset by higher revenues in the line locating business. Net operating revenues of $34.8 million for the first nine months of 2001 decreased by $26.6 million from the same period in 2000. This decrease is due to the absence of revenues from non-core businesses, partially offset by higher revenues in the line locating business.

Operating Income (Loss)

Other reported an operating loss of $4.3 million versus an operating loss of $1.6 million in the third quarter of 2000, reflecting non-core businesses included in the prior year that were subsequently sold. For the first nine months of 2001, Other reported an operating loss of $49.4 million versus an operating loss of $6.8 million in the first nine months of 2000. The decrease reflects the impairment of telecommunication assets, the settlement of litigation related to Market Hub Partners, LLP., and the absence of non-core businesses as discussed above. These items were partially offset by increased operating income in the line locating business.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

NISOURCE INC.

1. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP. ET. AL.

         The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants joined together with numerous other defendants and filed a motion requesting the district court to amend its order to include a certification so that the defendants could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001.

2.       QUINQUE OPERATING CO. ET AL V. GAS PIPELINES ET AL.

         Plaintiff filed an amended complaint in Stevens County; Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Quinque asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously moved the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court. In June 2001, the plaintiff voluntarily dismissed ten of the fourteen Columbia entities. Discovery relating to personal jurisdiction has begun.

3.       VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

         In February 2000, plaintiff filed a complaint in New York state court against Columbia Resources and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has now remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001.

4.       ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

         On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and the parties are conducting oral discovery of the fact witnesses. The case has a scheduled trial date of October 17, 2002.

NISOURCE INC.

5.       COLUMBIA GAS TRANSMISSION CORP. V. CONSOLIDATION COAL CO., ET AL.

         On December 21, 1999, Columbia Transmission filed a complaint in Federal court in Pittsburgh, Pennsylvania against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field (Victory) in northern West Virginia. The complaint was served on April 10, 2000. In October 2001, the parties reached an agreement in principle to settle this matter and the related case described below.

6.       MCELROY COAL COMPANY V. COLUMBIA GAS TRANSMISSION CORPORATION

         On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory, and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to Columbia Transmission's Victory operations. Except for the claim of inverse condemnation, McElroy's West Virginia complaint appears to be virtually identical to Consol's original counterclaim to Columbia Transmission's Federal court action in Pennsylvania. On April 10, 2001, the West Virginia case was dismissed without prejudice. In October 2001, the parties reached an agreement in principle to settle this matter and the related case described above.

NISOURCE INC.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (10.27) Pension Restoration Plan of the Columbia Gas System, Inc., amended and restated March 1, 1997.

         (10.28) Thrift Restoration Plan of the Columbia Gas System, Inc., amended and restated January 1, 2000.

         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, NiSource hereby agrees to furnish the SEC, upon request, any instrument defining the rights of holders of long-term debt of NiSource not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of NiSource and its subsidiaries on a consolidated basis.

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the third quarter of 2001:

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NiSource Inc.
                                           -------------------------------------
                                                       (Registrant)













Date:  November 07, 2001                By:      /s/ Jeffrey W. Grossman
                                           -------------------------------------
                                                     Jeffrey W. Grossman
                                                  Vice President and Controller
                                                 (Principal Accounting Officer
                                                  and Duly Authorized Officer)