Form 10-K/A
period 2000-12-31
NISOURCE INC/DE
filed 2001-12-18
CIK 1111711

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_____ to ______

                       Commission file number 001-161689
                                 NISOURCE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)

                     Delaware                         35-2108964
       ------------------------------------     -----------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

               801 East 86th Avenue                      46410
               Merrillville, Indiana                 -------------
       ------------------------------------            (Zip Code)
     (Address of principal executive offices)

        Registrant's telephone number, including area code 877-647-5990

Securities registered pursuant to Section 12(b) of the Act:

                                                                        Name of each exchange
                Title OF EACH CLASS                                      on which registered
-----------------------------------------------------         -----------------------------------------
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
Yes  X    No    .
    ---      ---

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

                      Documents Incorporated by Reference
                      -----------------------------------
Part III of this report incorporates by reference specific portions of the Registrant's Notice of Annual Meeting and Proxy Statement dated March 12, 2001 relating to the Annual Meeting of Stockholders to be held on April 11, 2001.

                              REASON FOR AMENDMENT

The purpose of this Amendment No. 1 to the NiSource Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is to amend Item 14 to add an
Exhibit 18 and to make certain other changes to the exhibit index.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

   Exhibits
   The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 5 through 13. Each management contract or compensatory plan or arrangement of NiSource listed on the Exhibit Index is separately identified by an asterisk.

   Financial Statement Schedules
   All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.

   Reports on Form 8-K


                    Financial
    Item     Statements
  Reported    Included        Date of Event           Date Filed
  --------   ----------    -------------------     ----------------
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

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                        NiSource Inc.
                                              ----------------------------------
                                                        (Registrant)



Date    December 17, 2001              By:    /s/
     ------------------------                 ---------------------------------



EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION OF ITEM
-------                              -------------------
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

(3.2) Amended and Restated By-Laws of NiSource Inc. (incorporated by reference to Exhibit 3.2 to the NiSource Inc. Annual Report on Form
            10-K for the period ended December 31, 2000).

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

EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION OF ITEM
-------                              -------------------
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

EXHIBIT
NUMBER                               DESCRIPTION OF ITEM
-------                              -------------------
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

EXHIBIT
NUMBER                               DESCRIPTION OF ITEM
-------                              -------------------
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

EXHIBIT
NUMBER                               DESCRIPTION OF ITEM
-------                              -------------------
(4.45)      Second Supplemental Indenture, dated as of November 1, 2000, among
            NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc.,
            and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Annual Report on Form 10-K for
            the period ended December 31, 2000).

(4.46)      First Supplemental Indenture, dated as of November 1, 2000, among
            NiSource Capital Markets, Inc., NiSource Inc., and The Chase
            Manhattan Bank, as trustee (incorporated by reference to Exhibit
            4.46 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

(4.47)      Supplemental Agreement dated November 1, 2000, between NiSource
            Inc., The Chase Manhattan Bank, as purchase contract agent, and The
            First National Bank of Chicago, as collateral agent and securities intermediary (incorporated by reference to Exhibit 4.47 to the NiSource Inc. Annual Report on Form 10-K for the period ended
            December 31, 2000).

(4.48) 364-Day Revolving Credit Agreement, dated as of November 1, 2000, among NiSource Finance Corp., as Borrower, NiSource Inc. and New
            NiSource Inc., as Guarantors, Credit Suisse First Boston and
            Barclays Bank PLC, as Co-Syndication Agents and lenders, Credit
            Suisse First Boston, as Administrative Agent, and Barclays Bank PLC, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K dated November 1,
            2000).

(4.49)      Indenture, dated November 14, 2000, among NiSource Finance Corp.,
            NiSource Inc., as guarantor, and The Chase Manhattan Bank, as
            Trustee (incorporated by reference to Exhibit 4.3 to the NiSource
            Inc. Form S-3, dated January 17, 2001 (Registration No. 333-49330)).

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

(4.56)      Sixth Supplemental Indenture, between The Columbia Gas System, Inc.
            and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995
            (incorporated by reference to Exhibit 4-Y to the Columbia Gas System
            Registration Statement (Registration No. 33-64555)).

EXHIBIT
NUMBER                               DESCRIPTION OF ITEM
-------                              -------------------
(4.57)      Seventh Supplemental Indenture, between The Columbia Gas System,
            Inc. and Marine Midland Bank, N.A., Trustee, dated as of
            November 28, 1995 (incorporated by reference to Exhibit 4-Z to the
            Columbia Gas System Registration Statement (Registration No.
            33-64555)).

(4.58) Instrument of Resignation, Appointment and Acceptance dated as of March 1, 1999, between Columbia Energy Group and Marine Midland
            Bank, as Resigning Trustee and The First National Bank of Chicago, as Successor Trustee (incorporated by reference to Exhibit 4-I to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 1998.

(4.59)      3-Year Revolving Credit Agreement, dated as of March 23, 2001, among
            NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arrangers, Arrangers, Senior Managing Agents, Managers, and
            Lenders party thereto, as Lenders, Credit Suisse First Boston, as
            Syndication Agent, Bank One, National Association (Main Office,
            Chicago), Citibank, N.A., Toronto Dominion (Texas), Inc. as
            Co-Documentation Agents, Barclays Bank PLC, as Administrative Agent and LC Bank, Barclays Capital and Credit Suisse First Boston, as
            Lead Arrangers and Barclays Capital, as Sole Book Runner
            (incorporated by reference to Exhibit 4.60 to the NiSource Inc.
            Annual Report on Form 10-K for the period ended December 31, 2000).

(4.60)      First Amendment to Financing Agreement No. 1, dated as of November
            1, 2000, between Jasper County and Northern Indiana regarding Series
            1988A Pollution Control Refunding Revenue Bonds. Northern Indiana entered into identical First Amendments to Financing Agreements
            Nos. 2, 3 and 4, each dated as of November 1, 2000, between Jasper
            County and Northern Indiana in connection with the Series 1988B, 1988C and 1988D Pollution Control Refunding Revenue Bonds
            (incorporated by reference to Exhibit 4.61 to the NiSource Inc.
            Annual Report on Form 10-K for the period ended December 31, 2000).

(4.61) First Amendment to Financing Agreement, dated as of November 1, 2000 between Jasper County, Indiana and Northern Indiana regarding the
            Series 1994A, 1994B and 1994C Pollution Control Refunding Revenue
            Bonds (incorporated by reference to Exhibit 4.62 to the NiSource
            Inc. Annual Report on Form 10-K for the period ended December 31,
            2000).

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

(10.3)      Form of Change in Control and Termination Agreements and Schedule of
            Parties to the Agreements (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Annual Report on Form 10-K for the period ended
            December 31, 2000).*

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

* Management contract or compensatory plan or arrangement of NiSource Inc.

EXHIBIT
NUMBER                               DESCRIPTION OF ITEM
-------                              -------------------
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


*Management contract or compensatory plan or arrangement of NiSource Inc.

EXHIBIT
NUMBER                               DESCRIPTION OF ITEM
-------                              -------------------
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

(10.27) Pension Restoration Plan of The Columbia Gas System, Inc., amended and restated March 1, 1997 (incorporated by reference to Exhibit
            10.27 of the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2001).

(10.28)     Thrift Restoration Plan of The Columbia Gas System, Inc. dated
            January 1, 1989 (incorporated by reference to Exhibit 10.28 of the
            NiSource Inc. Quarterly Report on Form 10-Q for the period ended
            September 30, 2001).

(10.29)     Agreement dated December 18, 2000 between Catherine G. Abbott and
            NiSource Inc. (incorporated by reference to Exhibit 10.29 to the NiSource Inc. Annual Report on Form 10-K for the period ended
            December 31, 2000).*

(10.30)     Natural Gas Advance Sale Contract, dated December 1, 1999, between
            Columbia Natural Resources, Inc. and Mahonia II Limited
            (incorporated by reference to Exhibit 10.30 to the NiSource Inc.
            Quarterly Report on Form 10-Q for the period ended March 31, 2001).

(10.31)     First Amendment to Natural Gas Advance Sale Contract (dated
            December 1, 1999), effective March 30, 2001, between Columbia
            Natural Resources, Inc. and Mahonia II Limited (incorporated by reference to Exhibit 10.31 to the NiSource Inc. Quarterly Report on
            Form 10-Q for the period ended March 31, 2001).

* Management contract or compensatory plan or arrangement of NiSource Inc.

(10.32)     Natural Gas Advance Sale Contract, dated August 24, 2000, between
            Columbia Natural Resources, Inc. and Mahonia II Limited
            (incorporated by reference to Exhibit 10.32 to the NiSource Inc.
            Quarterly Report on Form 10-Q for the period ended March 31, 2001).

(10.33)     First Amendment to Natural Gas Advance Sale Contract (dated
            August 24, 2000), effective March 30, 2001, between Columbia Natural
            Resources, Inc. and Mahonia II Limited (incorporated by reference to
            Exhibit 10.33 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2001).

(12)        Ratio of Earnings to Fixed Charges (incorporated by reference to
            Exhibit 12 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

(18)        Letter re Change in Accounting Principle.**

(21) List of Subsidiaries (incorporated by reference to Exhibit 21 to the NiSource Inc. Annual Report on Form 10-K for the period ended
            December 31, 2000).

(23)        Consent of Arthur Andersen LLP (incorporated by reference to Exhibit
            23 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

** Exhibit filed herewith.

References made herein to Columbia Energy Group filings can be found at Commission File Number 001-01098 and references made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.