Form 10-K
period 2001-12-31
NISOURCE INC/DE
filed 2002-02-22
CIK 1111711

       As Filed with the United States Securities and Exchange Commission on February 22, 2002.
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                        Commission file number 001-16189

                                  NISOURCE INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                            Delaware                      35-2108964
                  ---------------------------          -----------------
                (State or other jurisdiction of        (I.R.S. Employer
                incorporation or organization)        Identification No.)

                     801 East 86th Avenue
                     Merrillville, Indiana                   46410
                  ---------------------------          -----------------
           (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
               Title of each class                      on which registered
   -------------------------------------------    -----------------------------
                  Common Stock                    New York, Chicago and Pacific
         Preferred Share Purchase Rights          New York, Chicago and Pacific
    Corporate Premium Income Equity Securities               New York
   Stock Appreciation Income Linked Securities               New York

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 2002, 207,505,264 shares of Common Stock were outstanding. The aggregate market value of Common Stock (based upon the January 31, 2002, closing price of $20.80 on the New York Stock Exchange) held by non-affiliates was approximately $4,282,473,748.80.

                       Documents Incorporated by Reference

Part III of this report incorporates by reference specific portions of the Registrant's Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 21, 2002.

                                    CONTENTS


                                                                                                  Page
Part I                                                                                             No.
                                                                                                  -----
     Item 1.   Business.......................................................................     3

     Item 2.   Properties.....................................................................     6

     Item 3.   Legal Proceedings..............................................................     7

     Item 4.   Submission of Matters to a Vote of Security Holders............................     9

               Supplemental Item -- Executive Officers of the Registrant......................     9

Part II

     Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters......    12

     Item 6.   Selected Financial Data........................................................    13

     Item 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................................    14

     Item 8.   Financial Statements and Supplementary Data....................................    47

     Item 9.   Change In and Disagreements with Accountants on Accounting and
               Financial Disclosure...........................................................   100

Part III

     Item 10.  Directors and Executive Officers of the Registrant.............................   100

     Item 11.  Executive Compensation.........................................................   100

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.................   100

     Item 13.  Certain Relationships and Related Transactions.................................   100

Part IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................   100

     Signatures...............................................................................   102

     Exhibits.................................................................................   103

                                     PART I


ITEM 1.  BUSINESS

NISOURCE INC.

NiSource Inc. (NiSource) is an energy holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource, organized as an Indiana holding company in 1987 under the name of NIPSCO Industries, Inc., changed its name to NiSource Inc. on April 14, 1999. In connection with the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, as discussed below, NiSource became a Delaware holding company registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). NiSource derives substantially all its revenues and earnings from the operating results of its 16 direct subsidiaries.

On November 1, 2000, NiSource completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, consisting of $3,888 million in cash, 72.4 million shares of common stock valued at $1,761 million and Stock Appreciation Income Linked Securities(SM) (SAILS(SM)) (units consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. As a result of the acquisition, NiSource is the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers. NiSource's principal subsidiaries include Columbia, a vertically-integrated natural gas distribution, transmission, storage and exploration and production holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; Northern Indiana Public Service Company (Northern Indiana), a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Bay State Gas Company (Bay State), a natural gas distribution company serving customers in New England.

NiSource's primary business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; Electric Operations; Exploration and Production Operations; Merchant Operations; and Other.

Gas Distribution Operations

NiSource's natural gas distribution operations serve more than 3.2 million customers in 9 states and operate over 54,612 miles of pipeline. Through its wholly-owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 760,000 customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Fuel Company and Northern Indiana Fuel and Light Company, Inc. Additionally, NiSource's subsidiaries Bay State and Northern Utilities, Inc. distribute natural gas to more than 340,000 customers in Massachusetts, Maine and New Hampshire. The distribution subsidiaries are currently pursuing initiatives that give residential and small commercial customers the opportunity to choose their natural gas suppliers and to use the distribution subsidiaries for transportation service.

Gas Transmission and Storage Operations

NiSource's gas transmission and storage subsidiaries own and operate approximately 16,130 miles of interstate pipelines and operate one of the nation's largest underground natural gas storage systems capable of storing approximately 670 billion cubic feet (Bcf) of natural gas. Through its subsidiaries, Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf), Crossroads Pipeline Company and Granite State Gas Transmission, Inc. (Granite State), it owns and operates an interstate pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together, these companies serve customers in 19 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The gas transmission and storage subsidiaries are engaged in several projects that will expand their service territory and throughput. The largest such project is Millennium Pipeline, which will replace parts of an existing Columbia Transmission pipeline and will transport 700,000 Dekatherms (Dth) of natural gas per day to growing markets in New York and the northeast United States.

NISOURCE INC.

Electric Operations

NiSource generates and distributes electricity through its subsidiary Northern Indiana to approximately 430,000 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and operates four coal-fired electric generating stations with a net capability of 3,179 megawatts (mw), four gas fired combustion turbine generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana is interconnected with five neighboring electric utilities. During the year ended December 31, 2001, Northern Indiana generated 93.2% and purchased 6.8% of its electric requirements.

On December 5, 2001, Northern Indiana announced that it will indefinitely shutdown its Dean Mitchell Generating Station (Mitchell Station). The Mitchell Station ceased production of electricity in January 2002 with completion of the shutdown process expected by March 1, 2002. Following completion of the shutdown, Northern Indiana will operate three coal-fired generation stations with a net capacity of 2,694 mw, three gas-fired combustion turbine generating station units with a net capacity of 186 mw and two hydroelectric plants with a net capability of 10 mw.

Exploration and Production Operations

NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. NiSource acquired Columbia Resources as part of the Columbia acquisition on November 1, 2000. Columbia Resources produced nearly 54.1 billion cubic feet equivalent (Bcfe) of natural gas and oil for the twelve months ended December 31, 2001. Columbia Resources has financial interests in over 8,000 wells, and has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent (Tcfe). Columbia Resources also owns and operates approximately 6,200 miles of gathering pipelines. Columbia Resources seeks to achieve asset and profit growth primarily through aggressive drilling activities. For the year ended 2001, Columbia Resource discovered 70 net Bcfe of gas and oil reserves and participated in 183 gross (172.2 net) wells with a success rate of 92 percent.

Merchant Operations

The Merchant Operations segment provides energy-related services including gas marketing, electric transmission services, bulk power, power trading and asset management services to local distribution companies (LDC), wholesale, commercial and industrial customers, and participates in the development of merchant power projects. EnergyUSA-TPC Corp. (TPC), provides energy related asset management and asset portfolio replacement opportunities for LDCs and fuel requirement services for electric utilities, independent power producers and cogeneration facilities. TPC also provides natural gas sales and management services to industrial and commercial customers, engages in natural gas marketing activities and provides gas supply services to LDC's. Primary Energy, Inc. (Primary Energy) develops, builds, operates and manages industrial based energy projects.
Primary Energy develops on-site, industrial-based energy solutions for large complexes having multiple energy needs, such as electricity, steam, by-product fuels or heated water.

Other

The Other segment participates in real estate, telecommunications and other businesses. NiSource has built a fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C.

Divestiture of Non-Core Assets

In connection with the Columbia acquisition, NiSource sold or is divesting certain businesses judged to be non-core to the company's strategy, including Indianapolis Water Company (IWC) and other assets of IWC Resources Corporation
(IWCR), SM&P Utility Resources, Inc. (SM&P) and Columbia Propane Corporation. See Discontinued Operations in Item 7 and Item 8, Note 5 for additional information.

See Item 7 for additional information about NiSource business segments.

Growth Strategy

NiSource is focused on becoming the premier energy company serving customers throughout the energy-intensive corridor that extends from the supply areas in the Gulf Coast through the consumption centers in the Midwest, Mid-Atlantic, New England and Northeast. This corridor includes 30% of the nation's population and 40% of its energy consumption. NiSource believes natural gas will be the fuel preferred by customers to meet the corridor's growing energy needs.

NISOURCE INC.
Competition and Changes in the Regulatory Environment

The regulatory frameworks applicable to NiSource's operations, at both the state and federal levels, are undergoing fundamental changes. These changes have had and will continue to have an impact NiSource's operations, structure and profitability. At the same time, competition within the gas and electric industries will create opportunities to compete for new customers and revenues. Management continually seeks new ways to be more competitive and profitable in this changing environment, including partnering on energy projects with major industrial customers; converting some of its generating units to allow use of lower cost low sulfur coal; providing its gas customers with increased customer choice for new products and services; acquiring companies that will provide improved economies of scale and efficiencies; and developing new energy-related products for residential, commercial and industrial customers.

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

ELECTRIC COMPETITION. In 1996, the Federal Energy Regulatory Commission (FERC) ordered that all public utilities owning, controlling or operating electric transmission lines file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide to themselves. In 1997, FERC accepted for filing Northern Indiana's open-access transmission tariff. In December 1999, FERC issued Order 2000 a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs), (see Item 7, Electric Operations - Regulatory Matters). The rule was intended to eliminate pricing inequities in the provision of wholesale transmission service. NiSource does not believe that compliance with the new rules will be material to its future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

NiSource's other operations also experience competition for energy sales and related services from third party providers. NiSource meets these challenges through innovative programs aimed at providing energy products and services at competitive prices while also providing new services that are responsive to the evolving energy market and customer requirements. See Competition in Item 7 for additional information.

Financing Subsidiary

NiSource Finance Corp. (NiSource Finance) is a wholly owned consolidated special purpose finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the State of Indiana. NiSource Finance actively borrows funds in the commercial paper market, and maintains a $2.5 billion revolving credit facility with a syndicate of banks for back-up liquidity purposes. NiSource Finance's obligations are fully and unconditionally guaranteed by NiSource. The function of NiSource Finance was previously performed by NiSource Capital Markets, Inc. (Capital Markets).

Other Relevant Business Information

NiSource's customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of December 31, 2001, NiSource had 12,501 full-time employees of which 4,704 were subject to collective bargaining agreements. NiSource sold SM&P on January 28, 2002. SM&P had 1,913 employees at December 31, 2001.

For a listing of certain subsidiaries of NiSource refer to Exhibit 21.

ITEM 2.  PROPERTIES

NISOURCE INC.

Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2001.

GAS DISTRIBUTION OPERATIONS. NiSource's gas distribution operations own and operate a total of 54,612 miles of pipelines. This includes (i) for the five distribution subsidiaries of its Columbia system, 33,215 miles of pipelines 3,300 acres of underground storage, 8 storage wells and one compressor station with 800 horsepower (hp) of installed capacity, (ii) for its Northern Indiana system, 14,099 miles of pipelines and 2 compressor stations with a total of 6,000 hp of installed capacity, (iii) for its Bay State system, 5,674 miles of pipelines, (iv) for its Northern Indiana Fuel and Light system, 879 miles of pipelines, and (v) for its Kokomo Gas and Fuel system, 781 miles of pipelines. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, Massachusetts, Maine and New Hampshire.

GAS TRANSMISSION AND STORAGE OPERATIONS. Columbia Transmission has 882,511 acres of underground storage, 3,603 storage wells, 11,702 miles of interstate pipelines and 103 compressor stations with 589,835 hp of installed capacity. These operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Columbia Gulf has 4,144 miles of transmission pipelines and 12 compressor stations with 479,102 hp of installed capacity. Columbia Gulf's operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas and Wyoming. Granite State Pipeline has 82 miles of transmission pipeline with operations located in Maine, Massachusetts and New Hampshire. Crossroads Pipeline has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroad's operations are located in Indiana and Ohio.

ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal-fired electric generating stations with net capabilities of 3,179 mw, two hydroelectric generating plants with net capabilities of 10 mw and four gas-fired combustion turbine-generating units with net capabilities of 203 mw, for a total system net capability of 3,392 mw. It has 288 substations with an aggregate transformer capacity of 23,230,100 kilovolts (kva). Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,116 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,881 circuit miles of overhead and 1,725 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,738,624 kva and 451,310 electric watt-hour meters.

On December 5, 2001, Northern Indiana announced that it will indefinitely shutdown its Mitchell Station. The Mitchell Station ceased production of electricity in January 2002 with completion of the shutdown process expected by March 1, 2002. Following completion of the shutdown, Northern Indiana will operate three coal-fired generation stations with a net capacity of 2,694 mw, three gas-fired combustion turbine generating station units with a net capacity of 186 mw and two hydroelectric plants with a net capability of 10 mw.

EXPLORATION AND PRODUCTION OPERATIONS. Columbia Resources has net proven gas and oil reserve holdings of approximately 1.1 Tcfe and financial interests in over 8,000 wells. In addition, Columbia Resources owns and operates approximately 6,200 miles of gathering pipelines and 86 compressor stations with 31,145 hp of installed capacity.

OTHER. Columbia Transmission Communications Corporation (Transcom), a subsidiary of NiSource, owns a fiber optics telecommunications network that runs along the right-of-way of Columbia Gas Transmission's pipelines between New York and Washington D.C. This network consists of approximately 270 miles of fiber optics cable.

Through subsidiaries, NiSource owns Southlake Complex, a 325,000 square foot headquarters building located in Merrillville, Indiana and a golf course, surrounding residential development and land held for resale in Chesterton, Indiana.

CHARACTER OF OWNERSHIP. Substantially all of the properties of Northern Indiana are subject to the lien of its First Mortgage Indenture. The principal offices and properties of NiSource and its subsidiaries are held in fee and are free from other encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of the offices in various communities served are occupied by subsidiaries of NiSource under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is NiSource's practice regularly to pay such amounts, as and when due, unless contested in

NISOURCE INC.

good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. NiSource does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric lines and gas pipelines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric lines, gas pipelines or related facilities was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3.  LEGAL PROCEEDINGS

1. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP., ET. AL.

    The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and twelve affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants joined together with numerous other defendants and filed a motion requesting the district court to amend its order to include a certification so that the defendants could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001.

2.  QUINQUE OPERATING CO. ET AL V. GAS PIPELINES, ET. AL.

    Plaintiff filed an amended complaint in Stevens County; Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Quinque asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously moved the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court. In June 2001, the plaintiff voluntarily dismissed nine of the thirteen Columbia entities. Discovery relating to personal jurisdiction has begun.

3.  VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

    In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has now remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001.

NISOURCE INC.

4.  ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

    On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. National Propane Corporation was acquired by Columbia in 1999, and this litigation was retained by Columbia when Columbia Propane was sold in 2001. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and the parties are conducting oral discovery of the fact witnesses. The case has a scheduled trial date of October 17, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February 1, 2002.


                                                YEARS WITH
NAME                                     AGE     NISOURCE              OFFICE(s) HELD IN PAST 5 YEARS
----                                     ---    ----------             ------------------------------
Gary L. Neale.......................     62         12        Chairman, President and Chief Executive Officer of
                                                              NiSource Inc. since March 1993.

Stephen P. Adik.....................     58         15        Vice Chairman of NiSource Inc. since November 2000.

                                                              Senior Executive Vice President, Chief Financial
                                                              Officer and Treasurer of NiSource Inc. from February
                                                              1999 to November 2000.

                                                              Executive Vice President, Chief Financial Officer and
                                                              Treasurer of NiSource Inc. from January 1994 to
                                                              January 1999.

Catherine G. Abbott.................     51          1        Group President, Pipeline of NiSource Inc. since
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

James M. Clarke.....................     43          4        Senior Vice President, Enterprise Risk Management
                                                              since January 2002.

                                                              Executive Vice President, Portfolio Management,
                                                              Merchant Energy from August 2001 to January 2002.

                                                              Senior Vice President, Risk Management and Capital
                                                              Allocation of NiSource Inc. since November 2000 to
                                                              August 2001.

                                                              Vice President of Risk Management & Capital
                                                              Allocation of NiSource Inc. from June 2000 to
                                                              November 2000.

                                                              Risk Management Officer from February 1998 to May
                                                              2000.

                                                              Prior thereto head of equity trading at DRW
                                                              Investments.

Peter V. Fazio, Jr..................     61          1        Executive Vice President and General Counsel of
                                                              NiSource Inc. since November 2000.

                                                              Partner in the law firm of Schiff Hardin & Waite
                                                              since 1984.

NISOURCE INC.
SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)


                                                YEARS WITH
NAME                                     AGE     NISOURCE              OFFICE(s) HELD IN PAST 5 YEARS
----                                     ---    ----------             ------------------------------
Jeffrey W. Grossman.................     50          1        Vice President and Controller of NiSource Inc. since
                                                              November 2000.

                                                              Vice President and Controller of Columbia Energy
                                                              Group from May 1996 to October 2000.

Dennis W. McFarland.................     49          1        Vice President and Treasurer of NiSource Inc. since
                                                              June 2001.

                                                              Vice President, Finance and Planning of NiSource Inc.
                                                              from November 2000 to May 2001.

                                                              Senior Vice President of Finance and Planning of
                                                              Columbia Gas of Ohio from March 1996 to October 2000.

Patrick J. Mulchay..................     60         39        Group President, Merchant Energy of NiSource Inc.
                                                              since November 2000.

                                                              Executive Vice President of NiSource Inc. and Chief
                                                              Operating Officer at Northern Indiana Public Service
                                                              Company from February 1999 to October 2000.

                                                              Executive Vice President and Chief Operating Officer
                                                              at Northern Indiana Public Service Company from July
                                                              1996 to January 1999.

Michael W. O'Donnell................     57          1        Executive Vice President and Chief Financial Officer
                                                              of NiSource Inc. since November 2000.

                                                              Senior Vice President and Chief Financial Officer of
                                                              Columbia Energy Group from October 1993 to October
                                                              2000.

Stephen P. Smith....................     41          1        President and Chief Operating Officer of NiSource
                                                              Corporate Services Company and President, Business
                                                              Services of NiSource Inc. since November 2000.

                                                              Deputy Chief Financial Officer for Columbia Energy
                                                              Group from December 1999 to October 2000.

                                                              Senior Vice President and Chief Financial Officer at
                                                              Columbia Gas Transmission Corporation and Columbia
                                                              Gulf Transmission Company from February 1997 to
                                                              December 1999.

                                                              Vice President of Business Development at Columbia
                                                              Gas Transmission Corporation from June 1996 to
                                                              February 1997.

NISOURCE INC.
SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)


                                                YEARS WITH
NAME                                     AGE     NISOURCE              OFFICE(s) HELD IN PAST 5 YEARS
----                                     ---    ----------             ------------------------------
Mark D. Wyckoff.....................     39         10        President and Chief Operating Officer of Primary
                                                              Energy since November 2001 and President, Energy
                                                              Technologies of NiSource Inc. since November 2000.

                                                              Vice President of Human Resources of NiSource Inc.
                                                              from June 1998 to November 2000.

                                                              Assistant Treasurer of NiSource Inc. from September
                                                              1997 to November 2000.

                                                              Principal, NiSource Development Company, Inc. from
                                                              January 1994 to August 1997.

Jeffrey W. Yundt....................     56         22        Group President, Energy Distribution of NiSource Inc.
                                                              since November 2000.

                                                              Executive Vice President of NiSource and President
                                                              and Chief Executive Officer at Bay State Gas Company
                                                              from February 1999 to October 2000.

                                                              Executive Vice President and Chief Operating Officer
                                                              of EnergyUSA, Inc. and President of NI Energy
                                                              Services, Inc. from July 1996 to January 1999.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NISOURCE INC.

NiSource's common shares are listed and traded on the New York, Chicago and Pacific stock exchanges. The table below indicates the high and low sales price of NiSource's common shares, on the composite tape, during the periods indicated.


                              2001                       2000
                      ------------------          ------------------
                      HIGH           LOW          High           Low
                      ----           ---          ----           ---
First Quarter         31.20         25.87         21.31         12.81
Second Quarter        32.55         26.15         19.13         16.44
Third Quarter         28.70         22.20         26.31         18.56
Fourth Quarter        24.48         18.25         31.50         23.69

As of January 31, 2002, NiSource had 49,389 common stockholders of record and 207,505,264 shares outstanding.

On November 1, 2000, NiSource issued 72,452,733 shares of common stock in exchange for Columbia shares in connection with the Columbia acquisition. On November 27, 2000, NiSource issued 11,500,000 shares of common stock with the proceeds used to reduce borrowings under the NiSource Finance acquisition credit facility

The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends of $0.29 per share during 2001. At its January 2002 meeting, the Board declared a quarterly common dividend of $0.29 per share, payable on February 20, 2002 to holders of record on January 31, 2002.

Holders of NiSource's common shares are entitled to receive dividends when, as and if declared by the Board out of funds legally available. Although the Board currently intends to consider the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource's subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

The following limitations on payment of dividends apply to Northern Indiana:

When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 2001, Northern Indiana had approximately $157.7 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2001, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 43% of the total capitalization including surplus.

ITEM 6.  SELECTED FINANCIAL DATA

NISOURCE INC.
SELECTED SUPPLEMENTAL INFORMATION


Year Ended December 31, ($ in millions)                     2001          2000         1999           1998        1997
                                                           -------       -------      -------        -------     -------
Gross Revenues
    Gas Distribution                                       4,241.2       2,025.5        954.0          614.7       800.8
    Gas Transmission and Storage                             606.8         231.1         79.9           61.6        47.2
    Electric                                               1,010.5       1,002.1      1,014.4        1,426.6     1,015.4
    Exploration and Production                               156.9          37.4           --             --          --
    Merchant Operations                                    3,004.9       2,498.1      1,029.0          595.0       383.8
    Other                                                    438.4         236.5        201.2          145.9       275.1
                                                           =======       =======      =======        =======     =======
TOTAL GROSS REVENUES                                       9,458.7       6,030.7      3,273.5        2,843.8     2,522.3
                                                           -------       -------      -------        -------     -------
Net Revenues                                               3,403.4       1,948.0      1,392.7        1,152.6     1,146.8
Operating Income                                           1,008.9         557.4        437.9          402.8       390.0
Net Income                                                   216.2         150.9        160.4          193.9       190.8
Shares outstanding at the end of the year                  207,492       205,553      124,139        117,531     124,312
Number of common shareholders                               49,589        52,085       40,741         36,277      37,373
Basic Earnings Per Share ($)
    Continuing operations                                     1.03          1.05         1.24           1.56        1.48
    Income from discontinued operations                         --          0.07         0.05           0.04        0.06
    Change in accounting                                      0.02            --           --             --          --
                                                           -------       -------      -------        -------     -------
Basic Earnings Per Share                                      1.05          1.12         1.29           1.60        1.54
                                                           =======       =======      =======        =======     =======
Diluted Earnings Per Share ($)
    Continuing operations                                     1.01          1.04         1.22           1.55        1.47
    Income from discontinued operations                         --          0.07         0.05           0.04        0.06
    Change in accounting                                      0.02            --           --             --          --
                                                           -------       -------      -------        -------     -------
Diluted Earnings Per Share                                    1.03          1.11         1.27           1.59        1.53
                                                           =======       =======      =======        =======     =======
Return on average common equity                                6.3%          6.3%        12.8%          16.1%       16.1%
Times interest earned (pre-tax)                               1.51          1.74         2.20           3.26        3.48
Dividends paid per share                                      1.16          1.08         1.02           0.96        0.90
Dividend payout ratio                                        110.5%         96.4%        79.1%          60.0%       58.4%
Market values during the year:
    High                                                     32.55         31.50        30.50          33.63       24.94
    Low                                                      18.25         12.81        16.56          24.75       19.00
    Close                                                    23.06         30.75        17.88          30.44       24.72
Book value of common shares                                  16.72         16.59        10.90           9.78       10.17
Market-to-book ratio at year end                             137.9%        185.4%       163.9%         311.2%      243.1%
Total Assets                                              17,374.1      19,682.7      6,428.6        4,595.4     4,618.2
Capital expenditures                                         679.2         365.8        293.9          198.3       179.0

Capitalization
    Common shareholder's equity                            3,469.4       3,409.1      1,353.5        1,149.7     1,264.8
    Preferred and preference stock                            88.6         132.7        139.6          142.0       144.5
    Company-obligated mandatorily redeemable
      preferred securities of subsidiary trust
      holding solely Company debentures                      345.0         345.0        345.0             --          --
    Long-term debt                                         5,780.8       5,802.7      1,775.8        1,555.8     1,555.7
                                                           =======       =======      =======        =======     =======
TOTAL CAPITALIZATION                                       9,683.8       9,689.5      3,613.9        2,847.5     2,965.0
                                                           =======       =======      =======        =======     =======
NUMBER OF EMPLOYEES                                         12,501        14,674        7,399          6,035       5,984
                                                           =======       =======      =======        =======     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NISOURCE INC.


INDEX                                                                     PAGE
-----                                                                     ----
Consolidated Review..................................................      14
Liquidity and Capital Resources......................................      17
Market Risk Sensitive Instruments and Positions......................      20
Other Information....................................................      23
Gas Distribution Operations..........................................      26
Gas Transmission and Storage Operations..............................      32
Electric Operations..................................................      36
Exploration and Production Operations................................      40
Merchant Operations..................................................      42
Other................................................................      45

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource's plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of NiSource's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for NiSource's regulated and nonregulated businesses, dealings with third parties over whom NiSource has no control, actual operating experience of acquired assets, NiSource's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

                               CONSOLIDATED REVIEW

The Consolidated Review information should be read taking into account the critical accounting policies adopted by NiSource and discussed in "Other Information" of this Item 7.

Net Income

For the twelve months ended December 31, 2001, NiSource reported income from continuing operations of $212.1 million, or $1.03 per share, compared to $141.1 million, or $1.05 per share, in 2000 and $153.9 million, or $1.24 per share in 1999. After adjusting for non-recurring items as reflected on the table below, income from continuing operations was $249.6 million, or $1.22 per share in 2001, $251.5 million, or $1.87 per share in 2000 and $172.0 million or $1.38 per share in 1999. All per share amounts are based on basic common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.



Twelve months ended December 31, (in millions, except per share amounts)         2001           2000           1999
                                                                               --------       --------        --------
Income from Continuing Operations as Reported                                  $  212.1       $  141.1        $  153.9
   Adjustments for non-recurring items:
     Costs related to Columbia acquisition                                          4.1           67.4             8.1
     Write-down of assets                                                           5.8           63.2            18.3
     MHP (gain) and subsequent settlement                                           9.7          (23.8)             --
     Restructuring costs                                                           17.9            3.6              --
     Insurance settlement                                                            --             --            (8.3)
                                                                               ========       ========        ========
   Total Adjustments for Non-recurring Items                                       37.5          110.4            18.1
                                                                               ========       ========        ========
Income from Continuing Operations after Adjustments                            $  249.6       $  251.5        $  172.0
                                                                               ========       ========        ========
Earnings Per Basic Common Share                                                $   1.22       $   1.87        $   1.38
                                                                               ========       ========        ========

Taking into account income from continuing operations, results from discontinued operations and a change in accounting, NiSource reported 2001 net income of $216.2 million, or $1.05 per share, 2000 net income of $150.9 million, or $1.12 per share, and $160.4 million, or $1.29 per share for 1999.

The results for 2001 and 2000 are not comparable due to the acquisition of Columbia that was completed on November 1, 2000. The current year includes a full twelve months of Columbia operations while 2000 included November and December only. In addition, earnings per share are not comparable because of the issuance of additional NiSource shares in connection with the Columbia acquisition. The positive impact of the addition of two million Columbia gas customers as well as the addition of new business segments (Gas Transmission and Storage and Exploration and Production) was reduced by record setting warm weather, a continuing economic downturn in the industrial and manufacturing sectors and a reduced level of trading opportunities for the merchant segment.

The results for 2000 and 1999 are not directly comparable, due to the Columbia acquisition completed on November 1, 2000. The positive impact of Columbia's net income for November and December of 2000 was increased by improved results from EnergyUSA, Inc., higher weather-related natural gas deliveries and electric sales in December 2000 and summer 2000 and a $23.8 million after-tax gain on the sale of NiSource's interests in Market Hub Partners, L.P. (MHP) in September 2000. Results were negatively impacted by approximately $67.4 million of costs in 2000 and $8.1 million in 1999 related to the Columbia acquisition, and $63.2 million of expense in 2000 and $18.3 million for 1999 for the write-down of certain assets. In 1999, a favorable adjustment of $8.3 million after-tax was recorded for an insurance settlement associated with clean-up activities for certain manufactured gas plant sites. Additional expense was also incurred in 2000 related to restructuring activities and the amortization of goodwill and higher interest and facility fees on borrowings.

In November 2001, NiSource, IWCR and the city of Indianapolis (City) signed a definitive agreement for the City to buy the assets of IWC and other assets of IWCR and its subsidiaries for $515.0 million, which includes $132.4 million in IWCR debt and the redemption of $2.5 million of IWC preferred stock. NiSource will retain $80.0 million in IWC debt. It is anticipated that the transaction will be completed in the second quarter of 2002. Consequently, these operations are reflected in discontinued operations. These discontinued operations resulted in after-tax income of $0.1 million for 2001, $9.8 million for 2000 and $6.5 million in 1999.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the twelve months ended December 31, 2001, were $3,403.4 million, a $1,455.4 million increase over 2000. The increase, primarily attributable to twelve months of Columbia operations in 2001 compared to two months in 2000, was reduced by approximately $63.0 million by record setting warmer than normal weather.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Net revenues for 2000 of $1,948 million, increased $555.3 million over 1999 due in part to $433.1 million from the inclusion of Columbia's operations for the last two months of 2000 and an increase of $41.4 million for the full year effect of Bay State. Bay State was acquired in February 1999. Also contributing to the increase were improved margins on electric and wholesale natural gas sales, gas and power trading activities and increased sales to commercial and industrial customers.

Expenses

Operating expenses were $2,394.5 million in 2001, a $1,003.9 million increase over 2000. The increase was primarily attributable to including twelve months of Columbia operations in 2001 compared to two months in 2000. In addition, the current year was negatively impacted by restructuring costs of $28.7 million, uncollectibles of $17.8 million related to the Enron bankruptcy, an increase in uncollectible customer accounts of $13.1 million and a one time charge of $15.5 million related to the settlement of the MHP litigation. Other transition and one-time events increased operating expenses $21.7 million. Depreciation, depletion and amortization expense in 2001 included goodwill amortization of $93.1 million for twelve months attributable to the Columbia acquisition compared to $15.0 million for two months in 2000.

Operating expenses of $1,390.6 million for 2000 increased $435.8 million over 1999. Operation and maintenance expense was $245.9 million higher due primarily to the inclusion of Columbia's results for November and December 2000 and the full year effect of Bay State. Higher expense in 2000 compared to 1999 was also attributable to costs related to restructuring activities that were implemented in 2000 to improve efficiencies, and higher employee related costs. In addition, $65.8 million of expense was recorded in 2000 to reflect losses on the sale of certain assets. In 1999, expense was reduced $13 million due to a favorable insurance adjustment related to manufactured gas plant site clean-up costs. Depreciation, amortization and depletion expense increased $81.1 million reflecting Columbia's operations for the last two months of 2000, the amortization of goodwill associated with the Columbia acquisition and the full year effect of Bay State as well as additional plant in service. Taxes other than income were $156.1 million higher also primarily due to the inclusion of Columbia for the last two months of 2000 and the full year effect of Bay State.

Other Income (Deductions)


Twelve Months Ended December 31, (in millions)         2001           2000           1999
                                                     -------        -------        -------
Interest expense, net                                $(597.7)       $(304.5)       $(155.4)
Minority interests                                     (20.4)         (20.4)         (17.7)
Preferred stock dividends                               (7.5)          (7.8)          (8.1)
Other, net                                              12.0           42.3          (20.6)
                                                     =======        =======        =======
Total Other Income (Deductions)                      $(613.6)       $(290.4)       $(201.8)
                                                     =======        =======        =======

Other Income (Deductions) in 2001 reduced income $613.6 million compared to a reduction in 2000 of $290.4 million. Interest expense, net increased $293.2 million over 2000 primarily due to the full year effect of interest on Columbia outstanding debt and the debt incurred for the acquisition, offset by a decrease in interest rate on short-term borrowings. See Note 8 of the Notes to Consolidated Financial Statements for additional information. Dividends paid on Company-obligated mandatorily redeemable preferred securities reflected in the table above as minority interests, were $20.4 million in 2001 and 2000. Preferred stock dividends paid were $7.5 million in 2001 and $7.8 million in 2000. Other, net increased 2001 income $12.0 million in 2001 and $42.3 million in 2000. The year 2000 included a $51.9 million gain on the sale of NiSource's interest in MHP.

Other Income (Deductions) in 2000 reduced income $290.4 million compared to a reduction in income of $201.8 million in 1999. Interest expense, net increased $149.1 million over 1999 due to additional borrowings incurred as a result of the acquisition of Columbia, the full year effect of interest on the $160 million in Puttable Reset Securities (PURS) issued in September 1999 and increased short-term borrowings. Costs associated with facility fees and the ineffective component of interest rate hedges were charged to interest expense in 2000. See Note 8 of the Notes to Consolidated Financial Statements for additional information. In 2000, dividends paid on Company-obligated mandatorily redeemable preferred securities reflected in the table above as minority interests, were $20.4 million, an increase of $2.7 million from 1999, reflecting the full year effect of dividends on these securities, which were issued in February 1999. Other, net, increased $62.9 million primarily reflecting a $51.9 million gain on the sale of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource's interests in MHP in September 2000. In 1999, a $16.5 million non-recurring charge was recorded associated with the carrying value of oil and gas properties and a loss that resulted from a decision to abandon certain businesses and facilities that were not consistent with NiSource's strategic direction.

Income Taxes

Income taxes increased $57.3 million in 2001 over 2000 and increased $43.7 million in 2000 over 1999 primarily as a result of changes in pre-tax income and timing differences for certain deferred tax issues. The effective income tax rate was 46.3%, 47.2% and 34.8% in 2001, 2000 and 1999, respectively. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

Discontinued Operations

Discontinued operations reflected after-tax gain of $0.1 million, or less than one cent per share, in 2001 compared to after-tax income of $9.8 million, or $0.07 per share, in 2000 and $6.5 million, or $0.05 per share, in 1999. Income on discontinued operations reflects results for NiSource's water operations.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of NiSource's operations, most notably in the gas and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts for electric sales normally exceed requirements. Also, during the summer months, cash on hand, together with external short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries; perform necessary maintenance of facilities; make capital improvements in plant; and expand service into new areas.

Credit Facilities

On November 1, 2000, NiSource completed the acquisition of Columbia for approximately $6 billion plus the assumption of approximately $2 billion of Columbia debt. The acquisition was accomplished through the creation of a new holding company. To complete the acquisition of Columbia, NiSource, through NiSource Finance, arranged a $6 billion 364-day acquisition facility with a syndicate of banks. On November 1, 2000, the closing date of the acquisition, the facility supported $4.1 billion of commercial paper issued to finance the Columbia acquisition. Subsequent to the November 1, 2000 Columbia acquisition, NiSource reduced its acquisition related commercial paper borrowings through the issuance of $2.5 billion of privately placed notes completed on November 10, 2000. This issuance included $750 million of three-year notes paying a 7.5% coupon and maturing on November 15, 2003, $750 million of five-year notes paying a 7.625% coupon and maturing on November 15, 2005 and $1 billion of ten-year notes paying a 7.875% coupon and maturing on November 15, 2010. Subsequently, an additional $150 million of five-year notes were issued, bearing a 7.625% coupon and maturing on November 15, 2005. On November 27, 2000, NiSource issued 11,500,000 new shares of NiSource common stock at an offering price of $25.25 per share. The $280.9 million of net proceeds were used to repay commercial paper.

During March 2001, NiSource arranged $2.5 billion in revolving credit facilities with a syndicate of banks to support its future working capital requirements, providing back-stop support for NiSource's commercial paper program. The new facility consolidated essentially all of NiSource's existing short-term credit facilities into one credit facility. The $2.5 billion credit facility consists of a $1.25 billion 364-day facility that terminates on March 22, 2002 and a $1.25 billion facility that terminates on March 23, 2004. On April 6, 2001, NiSource Finance issued $300.0 million of unsecured two-year notes guaranteed by NiSource, paying a 5.75% coupon and maturing on April 15, 2003. The proceeds were used to repay commercial paper.

As a means of further improving the balance sheet, NiSource intends to improve liquidity through proceeds obtained from the divestiture of the Indianapolis Water Company and SM&P, the issuance of additional notes and the sale of equity subsequent to the resolution of its pending rate investigation with the Indiana Utility Regulatory Commission. Additionally, NiSource is currently evaluating the appropriate dollar commitment level, if any, to be renewed under the 364-day facility on March 22, 2002. NiSource has begun preparation for the facility renewal and syndication process.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

As of December 31, 2001 and December 31, 2000, $1,004.3 million and $2,078.8 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of December 31, 2001 and December 31, 2000 was 3.14% and 7.44%, respectively. In addition, NiSource had outstanding credit facility advances under its 3-year facility of $850.0 million at December 31, 2001 at a weighted average interest rate of 2.575%, and credit facility advances (notes payable) of $417.9 million at December 31, 2000, at a weighted average interest rate of 7.78%. As of December 31, 2001 and December 31, 2000, NiSource had $51.7 million and $128.5 million of standby letters of credit outstanding, respectively. As of December 31, 2001, $629.0 million of credit was available under the facility. See Note 15 of the Notes to the Consolidated Financial Statements for more information.

Credit Ratings

On December 6, 2001 Fitch Ratings downgraded the long-term debt ratings of NiSource Inc and its subsidiaries. Fitch cited weak consolidated credit coverage ratios and higher than projected debt levels at NiSource, resulting in a credit profile which was more consistent with a "BBB" rating category, rather than the previous "BBB+" rating. At the same time, Fitch also assigned a "Stable" ratings outlook for NiSource and its subsidiaries. On February 5, 2002, Fitch reaffirmed the credit ratings of NiSource Inc. and its subsidiaries, but revised the Company's ratings outlook from "Stable" to "Negative". In January 2002, Standard and Poor's affirmed NiSource's BBB credit rating and its A2 commercial paper rating with a negative outlook. On December 7, 2001, Moody's Investors Service put under review for possible downgrade the short-term and long-term debt ratings of NiSource Inc. and its subsidiaries. Moody's stated rationale for their negative ratings watch action was NiSource's higher than expected overall leverage level and concerns about the effect that the weakening local economy might have on the Company's operating results. Immediately following the Moody's ratings watch action, the Company's ability to rollover maturities within the A2/P2 commercial paper market was significantly constrained. As a result, the Company utilized its revolving credit facility to fund a number of commercial paper maturities occurring subsequent to the Moody's ratings watch action. At December 31, 2001, $850.0 million of commercial paper maturities had been refinanced through NiSource's revolving credit facility. On February 1, 2001, Moody's downgraded the senior unsecured long-term debt ratings of NiSource and NiSource Finance to Baa3 and the commercial paper rating of NiSource Finance to P3. In addition, Moody's downgraded the long-term debt ratings of all other rated subsidiaries to Baa2 to align the ratings of the subsidiaries and bring them closer to the parent's ratings going forward. As a split-rated A2/P3 commercial paper issuer, the Company expects that its access to the commercial paper market will be significantly constrained and will meet its liquidity needs going forward by using its revolving credit facility and also terming-out a portion of its short-term borrowing requirements in the fixed-income capital markets. Moody's also revised the Company's Outlook from "Stable" to "Negative".

NiSource has entered into gas and electric trading agreements that contain "ratings triggers" that require increased collateral if the credit ratings of the Company or certain of its subsidiaries fall below BBB- at Standard and Poor's or Baa3 at Moody's. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $50.0 million to $60.0 million. In addition to agreements with ratings triggers, there are other agreements that contain "adequate assurance" or "material adverse change" provisions. The collateral requirement for those agreements would amount to approximately $110.0 million to $115.0 million.

In the case of NiSource's Primary Energy subsidiaries, ratings triggers would result in increases in the financing rates used to calculate operating lease payments for four of the projects. One other Primary Energy project would require the issuance of a letter of credit in the event of a ratings downgrade below Ba1 by Moody's or BB+ by Standard and Poor's. The letter of credit required in the event of a downgrade would have a face amount of $17 million to $35 million depending on the extent of the downgrade.

Columbia is the principal for surety bonds issued to guarantee performance under forward gas sales agreements. The surety bonds related to forward gas sales under agreements with Mahonia II Limited have indemnity values amounting to approximately $294.0 million declining over time and have ratings triggers if the credit rating of Columbia falls below BBB at Standard and Poor's or Baa2 at Moody's. Columbia's long-term debt ratings are currently BBB and Baa2 at Standard and Poor's and Moody's, respectively. The collateral requirement from a downgrade below the ratings trigger levels would require the posting of a letter of credit of approximately $294.0 million declining over time. In another, but unrelated transaction, the surety in accordance with the terms of its indemnity agreement, has asked that NiSource post a letter of credit in the face amount of approximately $131.0 million declining over time to support the bonds. NiSource will comply with this request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Columbia of Ohio is a party to an agreement to sell, without recourse, substantially all of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new receivables to the conduit.

Contractual Obligations and Commercial Commitments

NiSource has certain contractual obligations that extend out beyond 2002. These commitments include long-term debt; lease obligations, primarily operating leases related to the Company's Primary Energy subsidiaries; and unconditional purchase obligations for pipeline capacity, transportation and storage services through the Company's Gas Distribution subsidiaries. The total contractual cash obligations in existence at December 31, 2001 due pursuant to contractual commitments are:


(in millions)                              2002           2003           2004           2005           2006          After
                                         --------       --------       --------       --------       --------       --------
Long-term debt                           $  398.0       $1,199.0       $  115.4       $1,013.7       $  440.0       $3,152.1
Capital leases                                0.2            0.2            0.3            0.3            0.4            1.0
Operating leases                            149.8          168.1          110.5          109.3          157.9          643.2
Unconditional purchase obligations          136.2           92.8           80.8           64.8           53.2          237.5
                                         --------       --------       --------       --------       --------       --------
Total contractual obligations            $  684.2       $1,460.1       $  307.0       $1,188.1       $  651.5       $4,033.8
                                         ========       ========       ========       ========       ========       ========

NiSource also has made certain commercial commitments that extend beyond 2002. These commitments include lines of credit, letters of credit and financing guarantees. The total commercial commitments in existence at December 31, 2001 and the years in which they expire are:



(in millions)                        2002           2003           2004           2005            2006          After
                                   --------       --------       --------       --------       --------       --------
Lines of credit                    $1,004.3       $     --       $  850.0       $     --       $     --       $     --
Letters of credit                       7.2           40.2            2.8            0.6             --            1.0
Guarantees                            722.8           17.0             --          116.8        1,095.0        1,090.3
                                   --------       --------       --------       --------       --------       --------
Total commercial commitments       $1,734.3       $   57.2       $  852.8       $  117.4       $1,095.0       $1,091.3
                                   ========       ========       ========       ========       ========       ========

Capital Expenditures

The table below reflects actual capital expenditures by segment for 2001 and 2000 and an estimate for year 2002:


(in millions)                       2002E         2001         2000
                                    ------       ------       ------
Gas Distribution                    $190.7       $211.3       $138.3
Transmission & Storage               132.3        137.4         50.3
Electric                             205.1        134.7        132.2
Exploration & Production              91.0        118.8         22.7
Merchant                               6.1          0.8          1.2
Other                                 25.6         76.2         21.1
                                    ------       ------       ------
Total                               $650.8       $679.2       $365.8
                                    ======       ======       ======

For 2001, capital expenditures were $679.2 million, an increase of $313.4 million over 2000. These figures are not directly comparable due to the Columbia acquisition on November 1, 2000. Columbia's capital expenditures for the last two months are included in the 2000 financial statements. The gas distribution segment's capital program in 2001 included investments to extend service to new areas and develop future markets, as well as expenditures to ensure safe, reliable and improved service to customers. The transmission and storage segment spent $85.7 million in 2001 to ensure the safety and reliability of the pipelines. The remaining $51.7 million was used for market development activities and new business initiatives. The electric program expenditures mainly related to adding new customers and maintaining equipment. The exploration and production segment's 2001 program primarily included the drilling of 230 new wells in the Appalachian Basin and Canada. Other products and services comprised of $28.7 million for the completion of Transcom's fiber optics network, $13.0 million for investments in fuel cell technologies and the remainder for information technology improvements and infrastructure maintenance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

For 2002, the projected capital program is expected to be $650.8 million, which is $28.4 million lower than the 2001 level. This reduced spending reflects the continued commitment of NiSource to focus on optimizing return on investments at the core business segments. The program will be funded primarily from cash from operations as well as anticipated capital markets transactions.

All estimated capital and investment expenditures for the above segments are subject to periodic review and revision and may vary depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Enron Bankruptcy Filing

On December 2, 2001, Enron Corp. filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. NiSource has certain exposure to Enron, as a result of hedging and trading activities and providing services to Enron at NiSource's gas pipeline and gas distribution subsidiaries. Prior to Enron's bankruptcy filing, NiSource had basis and commodity swaps, pipeline transportation and storage agreements, physical commodity contracts for natural gas, electricity and coal, and SO2 trading agreements in place with Enron as the counterparty. All contracts, with the exception of the pipeline transportation and storage agreements and a contract to supply gas to choice customers of the Columbia of Ohio gas distribution subsidiary, were terminated by NiSource at the end of November 2001. NiSource recorded a pre-tax charge of $17.8 million in 2001 related to the Enron bankruptcy filing.

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

Through its various business activities, NiSource is exposed to risk including non-trading and trading risks. The non-trading risks to which NiSource is exposed include interest rate risk, commodity price risk and credit risk of its subsidiaries. The risk resulting from trading activities consists primarily of commodity price and credit risks. NiSource's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

Risk management at NiSource is defined as the process by which the organization ensures that the risks to which it is exposed are the risks to which it desires to be exposed to achieve its primary business objectives. NiSource employs various analytic techniques to measure and monitor its market and credit risks, including value-at-risk (VaR) and instrument sensitivity to market factors. VaR represents the potential loss or gain for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level.

Non-Trading Risks

Commodity price risk resulting from non-trading activities at NiSource's rate-regulated subsidiaries is limited, since current regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. As the utility industry undergoes deregulation, these operations may be providing services without the benefit of the traditional rate-making process and will be more exposed to commodity price risk. NiSource enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. NiSource utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource's exploration and production segment is also exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, NiSource has adopted a policy that requires commodity-hedging activities to help ensure stable cash flow, favorable prices and margins.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. At December 31, 2001 and December 31, 2000, the combined borrowings outstanding under these facilities totaled $1,854.3 million and $2,496.7 million, respectively. Based upon average borrowings under these agreements during 2001 and 2000, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $19.4 million and $15.7 million for the year ended 2001 and 2000, respectively. NiSource is also exposed to interest rate risk under a synthetic lease agreement related to its Primary Energy subsidiary. A portion of the synthetic lease payment floats with a referenced interest rate, thus exposing Primary Energy to interest rate risks. Primary Energy engages in interest rate swaps to fix the floating payment and designates these instruments as cash flow hedges. The swaps are entered into to effectively hedge the cash flow risk of the anticipated lease payments.

Due to the nature of the industry, credit risk is a factor in many of NiSource's business activities. In sales and trading activities, credit risk arises because of the possibility that counterparty will not be able or willing to fulfill its obligations on a transaction on or before settlement date. In derivative activities, credit risk arises when counter-parties to derivative contracts, such as interest rate swaps, are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments and standby letters of credit and guarantees. Current credit exposure includes the positive fair value of derivative instruments. Because many of NiSource's exposures vary with changes in market prices, NiSource also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, NiSource considers collateral and master netting agreements, which are used to reduce individual counterparty credit risk.

Trading Risks

The transactions associated with NiSource's energy trading operations give rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of natural gas or electricity. The gas and power trading operations market and trade over-the-counter contracts for the purchase and sale of natural gas and electricity and also trade natural gas products on the NYMEX. The gas marketing and trading activities consists of both physical and trading activities. The power trading activities generally do not result in the physical delivery of electricity. Some contracts within the trading portfolio may require settlement by physical delivery, but are net settled in accordance with industry standards.

NiSource employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR across all trading groups that utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $1.1 million, $3.7 million and effectively zero, respectively, at December 31, 2001. The daily VaR for the gas trading portfolio on an average, high and low basis was $0.9 million, $4.7 million and $0.2 million at December 31, 2001, respectively.

Trading Contracts

A summary of the activity affecting the change in fair value of NiSource's trading contracts during 2001 is as follows:


(in millions)                                                                      2001
                                                                                  -------
Fair value of contracts outstanding at the beginning of the period                $ 22.5
Contracts realized or otherwise settled during the period (including
  net option premiums received)                                                    (62.2)
Fair value of new contracts entered into during the period                          64.5
Other changes in fair values during the period                                     (15.9)
                                                                                  ------
Fair value of contracts outstanding at the end of the period                      $  8.9
                                                                                  ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.


The fair values of the contracts related to NiSource's trading operations, the sources of the valuations of the contracts at December 31, 2001 and the years in which they mature are:



(in millions)                             2002        2003        2004       2005       2006       After
                                          -----       -----       -----      -----      -----      -----
Prices actively quoted                    $0.8        $0.5        $ --       $ --       $ --       $ --
Prices from other external sources        (1.2)        4.3         2.4        0.5        0.2         --
Prices based on models/other method        1.6        (0.2)         --         --         --         --
                                          ----        ----        ----       ----       ----       ----
Total fair values                         $1.2        $4.6        $2.4       $0.5       $0.2       $ --
                                          ====        ====        ====       ====       ====       ====

Contracts reported within the caption "Prices actively quoted" include futures and options traded on the NYMEX. The caption "Prices from other external sources" generally includes contracts traded on commodity exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within "Prices based on models/other method" are valued using a Black-Scholes option pricing model.

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

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4 million and an after-tax reduction to other comprehensive income (OCI) of approximately $17 million. The adoption also resulted in the recognition of $178 million of assets and $212.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of hedged risk basis of $3.8 million and the reclassification of deferred revenue to OCI of $17.9 million. Approximately $7.4 million of the net losses included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings during 2001.

Refer to "Summary of Significant Accounting Policies - Accounting for Risk Management Activities" and "Risk Management Activities" in Notes 2 and 8, respectively, of Notes to the Consolidated Financial Statements for further discussion of NiSource's risk management.

                                OTHER INFORMATION

Critical Accounting Policies

NiSource has adopted certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on NiSource's results of operations and consolidated balance sheets.

SFAS NO. 71 - ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $751.3 million and $82.7 million at December 31, 2001, and $970.6 million and $22.1 million at December 31, 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.


In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If NiSource would not be able to continue to apply the provisions of SFAS No. 71, NiSource would have to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, NiSource's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on NiSource's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $278.4 million and $196.6 million at December 31, 2001 and 2000, respectively.

SFAS NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. For hedges of foreign currency the accounting treatment generally follows the treatment for cash flow hedges or fair value hedges depending on the nature of the foreign currency hedge. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recorded currently in earnings.

Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is generally high. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural gas-related businesses. NiSource had $66.0 million of price risk management assets and $10.3 million of price risk management liabilities primarily related to cash flow hedges at December 31, 2001. The amount of unrealized gains recorded to other comprehensive income was $50.1 million at December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

EMERGING ISSUES TASK FORCE ISSUE NO. 98-10 - ACCOUNTING FOR ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES. NiSource evaluates the contracts of its trading operations in accordance with the criteria for derivative contracts under SFAS No. 133. Contracts not meeting the criteria under SFAS No. 133 are recorded at fair value under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF No. 98-10). EITF No. 98-10 indicates that when certain trading criteria are met, energy contracts, including "energy-related contracts" such as tolling, transportation and storage contracts, should be accounted for at fair value (marked to market) along with any related derivative contracts. The related gains and losses should be included currently in earnings. Energy trading activities refers to energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices.

NiSource believes that the primary business of its trading operations indicates that the results of the trading activities should be accounted for under EITF No. 98-10. Pursuant to the requirements of EITF No. 98-10, NiSource records the results of its trading operations on a mark to market basis with realized and unrealized gains and losses recorded currently in earnings. The assessment of fair values is mainly based on pricing information on exchange-traded contracts. NiSource does not recognize significant amounts of income or loss at the origination of its trading deals.

At December 31, 2001 and 2000, NiSource reflected $252.3 million and $1,591.1 million of price risk management assets and $243.4 million and $1,568.6 million of price risk management liabilities related to unrealized gains and losses on trading activities, respectively. Trading revenues, net of cost of sales, were $59.3 million, $24.5 million and $9.6 million for the years 2001, 2000 and 1999, respectively.

EMERGING ISSUES TASK FORCE ISSUE NO. 97-10 - THE EFFECT OF LESSEE INVOLVEMENT IN ASSET CONSTRUCTION. Emerging Issues Task Force Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction" (EITF No. 97-10), provides the accounting requirements for situations in which an entity (lessee) is involved on behalf of an owner (lessor) with the construction of an asset that will be leased to the lessee when construction of the asset is completed. Various forms of the lessee's involvement during the construction period may indicate that the lessee is, in substance, the owner of the asset for financial reporting purposes. Generally, the lessee is considered the owner of the asset if the lessee has substantially all of the construction period risks. If the lessee is considered the owner of the asset during the construction period, a sale and leaseback of the asset occurs when construction of the asset is complete and the lease term begins.

In these synthetic lease situations, the owner-lessor is generally a special purpose entity. Pursuant to Emerging Issues Task Force Issue No. 90-15, "Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions" (EITF No. 90-15), these special purpose entities are not consolidated by the lessee when parties unrelated to the lessee have made substantive residual equity capital investments in the amount of at least three percent of the entities' capitalization. If the three percent test is met, the constructed asset and related debt, if any, are not included in the lessee's consolidated financial statements.

Primary Energy has projects that are accounted for under EITF No. 97-10 and EITF No. 90-15. The aggregate unamortized funding for all the projects at December 31, 2001 was $629.7 million. NiSource does not consolidate the assets or related debt in its consolidated financial statements.

Competition

The regulatory environment applicable to NiSource's subsidiaries continues to undergo fundamental changes. These changes have previously had, and will continue to have an impact on NiSource's operations, structure and profitability. At the same time, competition within the energy industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment. These initiatives include partnering on energy projects with major industrial customers, providing its customers with increased choice for new products and services, acquiring companies that increase NiSource's scale of operations and establishing subsidiaries that develop new energy-related products for residential, commercial and industrial customers, including the development of distributed generation technologies.

September 11, 2001 Terrorist Attacks

The September 11, 2001 terrorist attacks that occurred on the World Trade Center in New York City and the Pentagon in Washington D.C. has had pervasive negative impacts on several U.S. industries and on the U.S. economy in general. While NiSource was not directly impacted by the event, the Company believes that it has been impacted indirectly. Since the incident, NiSource has noted evidence of substantial rate increases and additional coverage restrictions in the energy insurance market. The Company expects the cost of its insurance and related deductibles to be higher than they were previously, when much of its insurance is renewed in July 2002. Other indirect impacts of the September 11 incident include lower revenues due to the negative impact on certain of NiSource's industrial customers and higher costs related to items such as travel and security.

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

During 2001, NiSource realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The realignment affected three previously reported segments, and included moving all ongoing operations of Energy Marketing and certain operations from the Electric Operations and Other segments to the newly created Merchant Operations segment. The electric wheeling, bulk power, and power trading operations were moved from the Electric Operations segment to Merchant Operations, and the Company's Primary Energy subsidiary, which develops on-site, industrial-based energy solutions, was moved from Other to Merchant Operations. All periods presented reflect these changes. The business segment information should be read taking into account the critical accounting policies adopted by NiSource and discussed in "Other Information" of this Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
GAS DISTRIBUTION OPERATIONS


Year Ended December 31, (in millions)      2001                 2000                  1999
                                        ------------         ------------         ------------
NET REVENUES
    Sales Revenues                      $    3,892.1         $    2,008.6         $      966.6

    Less: Cost of gas sold                   2,889.5              1,417.2                588.8
                                        ------------         ------------         ------------
    Net Sales Revenues                       1,002.6                591.4                377.8
    Transportation Revenues                    389.8                144.6                 75.1
                                        ------------         ------------         ------------
Net Revenues                                 1,392.4                736.0                452.9
                                        ------------         ------------         ------------
OPERATING EXPENSES
    Operation and maintenance                  638.1                280.2                189.1
    Depreciation and amortization              228.8                146.7                115.0
    Other taxes                                144.7                 68.1                 34.8
                                        ------------         ------------         ------------
Total Operating Expenses                     1,011.6                495.0                338.9
                                        ------------         ------------         ------------
Operating Income                        $      380.8         $      241.0         $      114.0
                                        ============         ============         ============
REVENUES ($ IN MILLIONS)
    Residential                              2,148.9              1,250.4                572.1
    Commercial                                 820.3                446.5                207.5
    Industrial                                 118.1                 92.2                 58.5
    Transportation                             389.8                144.6                 75.1
    Off System Sales                           613.4                 97.2                101.9
    Other                                      191.4                122.3                 26.6
                                        ------------         ------------         ------------
Total                                        4,281.9              2,153.2              1,041.7
                                        ------------         ------------         ------------

SALES AND TRANSPORTATION (MDTH)
    Residential sales                          220.3                142.4                 94.2
    Commercial sales                            92.8                 57.3                 39.2
    Industrial sales                            15.3                 15.2                 13.3
    Transportation                             507.7                304.6                263.1
    Other                                      171.4                 19.9                 40.8
                                        ------------         ------------         ------------
Total                                        1,007.5                539.4                450.6
                                        ------------         ------------         ------------

HEATING DEGREE DAYS                            4,791                5,284                5,593
NORMAL HEATING DEGREE DAYS                     5,434                6,454                6,104
% COLDER (WARMER) THAN NORMAL                    (12)%                (18)%                 (8)%

CUSTOMERS
    Residential                            2,294,395            2,352,219              939,426
    Commercial                               230,389              216,346               85,632
    Industrial                                 5,835                5,952                3,788
    Transportation                           721,075              637,075               42,306
    Other                                         21                   24                   69
                                        ------------         ------------         ------------
Total                                      3,251,715            3,211,616            1,071,221
                                        ------------         ------------         ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Competition

Gas Distribution competes with investor-owned, municipal, and cooperative electric utilities throughout its service area, and to a lesser extent with propane and fuel oil suppliers. Gas Distribution continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas. Electric competition is generally strongest in the residential and commercial markets of Kentucky, southern Ohio, southwestern Pennsylvania and western Virginia where electric rates are primarily driven by low-cost coal-fired generation. Gas competes with fuel oil and propane in the New England markets.

Restructuring

In December 2001, NiSource announced a restructuring program designed to generate greater efficiencies in field operations, customer contact centers and administrative support staff throughout various Gas Distribution and Electric Operations companies. In October 2001, NiSource executed a reorganization of sales and marketing functions. The current year results include $28.7 million in expenses mainly for severance costs associated with these programs. Of this total, $22.5 million was included in the Gas Distribution segment operating results with the remainder included in the Electric Operations segment results. The programs will result in a reduction of 500 employees in field operations, contact centers, administrative support and sales and marketing functions throughout the NiSource Gas Distribution and Electric Operations segment companies.

Regulatory Matters

The gas industry deregulation, which began in the mid-1980s at the federal level, has broadened to retail customers at the state level. Large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution's facilities for transportation services for several years. This opportunity to choose an alternative supplier is now migrating into the small commercial and residential customer classes with approved or pilot transportation programs being used in 8 of the 9 states. As of December 31, 2001, approximately 700,000 of Gas Distribution's 3.2 million customers have selected an alternate supplier.

Gas Distribution continues to develop customer choice opportunities through regulatory initiatives in all of its jurisdictions. While these programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Gas Distribution expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, the Gas Distribution subsidiaries are left with pipeline capacity they have contracted for, but no longer need. The state commissions in jurisdictions served by Gas Distribution are at various stages in addressing these issues and other transition considerations. Gas Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering transition costs include incentive sharing mechanisms, decontracting of pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

In December 1999, the Public Utilities Commission of Ohio (PUCO) approved a request from Columbia Gas of Ohio, Inc. (Columbia of Ohio) that extends Columbia of Ohio's Customer CHOICE(SM) program through October 31, 2004, freezes base rates through October 31, 2004 and resolves the issue of transition costs from pipeline capacity. Under the agreement, Columbia of Ohio assumes total financial risk for mitigation of transition capacity costs at no additional cost to customers. Columbia of Ohio has the opportunity to utilize non-traditional revenue sources as a means of offsetting the costs.

On November 20, 2001, the PUCO issued final rules to implement the provisions of choice legislation enacted by the Ohio General Assembly on March 27, 2001. The new rules establish the process for PUCO certification and regulation of competitive retail natural gas suppliers, establish minimum service standards for competitive natural gas suppliers, and specify the procedures for establishment of governmental aggregation programs, in which consumers have the right to "opt-out" of the program. The new rules are expected to become effective in mid-2002. A number of parties, including Columbia of Ohio, have requested rehearing on certain provisions of these rules. The PUCO has granted a rehearing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

As part of the Kentucky Public Service Commission order approving the acquisition of Columbia, Columbia of Kentucky is required to file a rate case that includes an estimate of net merger savings and a mechanism to reflect on customers' bills merger savings.

Northern Utilities, New Hampshire Division, filed a general rate case in November 2001. The filing proposes an increase in revenue of $3.8 million or approximately 7.4% of annual operating revenues. On February 7, 2002, the New Hampshire Public Utilities Commission (NHPUC) granted an interim rate increase of approximately $2.3 million. Actual revenues will be reconciled to permanent rates at the conclusion of the general rate case.

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism (GCIM) which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing on September 1, 2001.

FERC Order 637

The FERC issued Order 637 on February 9, 2000. The order sets forth revisions to the previous regulatory framework to improve the competitiveness and the efficiency of the interstate natural gas transportation market. It effects changes in regulations relating to scheduling procedures, pipeline penalties, more transparent pricing, new pipeline service offerings, capacity release capabilities, new reporting requirements and various other service related issues intended to enhance competition in the industry.

Since the order was issued, pipelines have made pro forma filings to comply. Gas Distribution has actively engaged in settlement discussions with all of its pipeline suppliers as well as with other major customers on those pipeline systems in an effort to resolve pertinent issues.

To date, only a few minor pipeline suppliers have been able to reach an agreement with customers and file settlements, which have generally been approved by FERC. The major pipeline suppliers have virtually all made revised pro forma compliance filings, which continue to be protested by the majority of their customers. Those filings have been awaiting FERC action since early last fall.

Based upon early orders from FERC on some pipelines' compliance filings, Gas Distribution believes that implementation of Order 637 will begin to take place prior to the winter of 2002-2003. Not all of the pipelines serving Gas Distribution have resolved their Order 637 proceedings; however, FERC's recent clarifications have provided some guidance regarding the effect of Order 637 on various aspects of pipeline operations. Gas Distribution is evaluating those effects, but given the degree of compromise that occurred from all segments of the industry, management believes that full implementation of Order No. 637 will not have a material effect upon Gas Distribution costs, operations, or income.

Environmental Matters

REMEDIATION. Several Gas Distribution subsidiaries are "potentially responsible parties" (PRPs) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant (MGP) sites which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution subsidiaries may be required to share in the cost of clean up of such sites. In addition, some Gas Distribution subsidiaries have corrective action liability under the Resource Conservation and Recovery Act (RCRA) for closure and clean up costs associated with underground storage tanks, and under the Toxic Substances Control Act (TSCA) for clean up of polychlorinated biphenyls (PCBs) released at various facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Gas Distribution subsidiaries are parties to or otherwise involved in clean up of four waste disposal sites under Superfund or similar state laws. For one of these sites the potential liability is de minimis and, for the other three, the final costs of clean up have not yet been determined. As site investigations and clean-ups proceed and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted.

A program has been instituted to identify and investigate former MGP sites where Gas Distribution subsidiaries or predecessors are the current or former owner. The investigation has identified 84 such sites. Initial investigation has been conducted at 42 sites. Of these sites, additional investigation activities have been completed or are in progress at 34 sites and remedial measures have been implemented or completed at 19 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5).

As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 92 (SAB No. 92) which covers accounting and disclosures relating to loss contingencies, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1 "Environmental Remediation Liabilities" (SOP No.96-1).

As of December 31, 2001, a reserve of approximately $68.2 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response actions required, after consideration of insurance coverage, contributions from other PRPs and rate recovery, will not have a material effect on its financial position.

MERCURY PROGRAM. Until the 1960s, gas regulators containing small quantities of mercury were installed in homes on some natural gas systems. The purpose of these regulators was to reduce the pressure of the natural gas flowing from the service line for use inside of the home.

In 2000, several gas distribution companies unaffiliated with NiSource were involved in highly publicized testing and clean up programs resulting from mercury spills associated with the removal of gas regulators containing mercury. A number of the NiSource Gas Distribution subsidiaries historically utilized gas regulators that contained small quantities of mercury. All NiSource Gas Distribution subsidiaries have implemented programs to investigate, maintain and/or remove and replace gas regulators containing mercury, including procedures ensuring that any accidental mercury spills are detected and properly cleaned up. To date no material problems associated with past or current use or removal of mercury regulators have been identified. As a result, NiSource believes it is unlikely that any financial exposure from this matter would have a material effect on its financial position or results of operations of its Gas Distribution subsidiaries.

Market Conditions

The recession during 2001 contributed to lower demand. Reduced production and fuel switching (to coal, #6 oil and distillate) resulted in industrial throughput falling 25% from its peak of over 400 Bcf. The steel industry, which has historically represented over two-thirds of the industrial throughput in Indiana and over one-third of the industrial throughput in the major markets of Ohio, Pennsylvania and Kentucky, was particularly hard hit with a number of companies filing for bankruptcy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)


In the winter of 2000-2001, spot prices for gas purchases exceeded $6.00/dth. The unprecedented high prices were due primarily to tight supply and increased demand during this period. Demand was higher than in previous periods due to the continued economic expansion in 2000, proliferation of gas-fired electric generation and record cold weather during November and December 2000. Lower production coupled with increased demand resulted in lower storage levels of natural gas for many companies during the 2000-2001 winter season.

Spot prices for the current winter period are in the low to mid-$2.00/dth range; prices more in line with winter seasons in the 1990s. Entering this winter, storage levels were well above those of recent years as a result of the economic downturn, reduced demand for gas-driven electric power generation and increased natural gas drilling activity. Given the high storage levels in place mid-way through this winter, the current price levels are expected to continue through this winter season. The higher prices of late 2000 and early 2001 encouraged producers to increase natural gas drilling activities over levels experienced in 1999. By mid 2001, this resulted in the highest level of natural gas drilling activity since the early 1980s. However, with the drop in prices since last winter, that trend in drilling has turned around, with about 26% fewer active rigs in December 2001 compared to the high experienced in July 2001, and about 6% fewer compared to a year ago in December 2000.

All NiSource Gas Distribution companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the balance sheet to be included in a future billing mechanism to true up customer billings.

The impact of the higher gas costs on Gas Distribution customers' bills and bankruptcies in the steel industry were primarily responsible for the $13.1 million, or 22%, increase in uncollectible expenses recorded in 2001. In Ohio, regulatory approval was given to defer $19.5 million of current year uncollectible expense, representing the excess of current year expense over the amounts collected in base rates.

The Gas Distribution companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of its service territory, the sale of products and services in its service territories and gas supply cost incentive mechanisms for service to its core markets. The upstream products are made up of transactions that occur between the Gas Distribution company and a buyer for the sales of unbundled or rebundled gas supply and capacity products. The on-system services are offered by the company to customers and include products such as the transportation of gas on the Gas Distribution company system. The incentive mechanisms give the Gas Distribution companies an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions vary by operating company with some sharing in the benefits with customers and others using these revenues to mitigate transition costs occurring as the result of choice programs described above under "Regulatory Matters." Gas Distribution generated $42.2 in net revenues from various non-traditional sales and incentive programs in 2001, a $38.7 million increase over the prior year.

Weather

Weather in the Gas Distribution service territory was 12% warmer than normal. This negatively impacted the deliveries primarily to residential and commercial customers by approximately 36.0 million dekatherms (Mdth) versus prior year and reduced net revenues by approximately $63.0 million from prior year. Weather in 2000 and 1999 was 18% and 8%, respectively, warmer than normal.

Throughput

Total volumes sold and transported of 1,007.5 MDth for 2001 increased 468.1 MDth from 2000. Columbia's five Gas Distribution companies contributed 550.8 MDth additional throughput. This increase was partially offset by the impact of the economic decline on the industrial demand, primarily the steel industry. Additionally, the warmer weather reduced current period throughput by 35.7 Mdth.

Throughput for 2000 of 539.4 MDth increased 88.8 MDth from 1999, due to the acquisition of Columbia on November 1, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Net Revenues

Net revenues for 2001 were $1,392.4 million, up $656.4 million over 2000. The acquisition of Columbia generated higher net revenues of $704.5 million, partially offset by a decline of approximately $63.0 million as a result of warmer weather.

Operating Income

For the twelve months ended December 31, 2001, operating income for Gas Distribution operations was $380.8 million, an increase of $139.8 million over the same period in 2000, reflecting the benefit of twelve months of Columbia operations compared to two months in 2000. The increase was tempered by record setting warmer than normal weather that reduced operating income by approximately $63.0 million, a $36.0 million increase in amortization of goodwill associated with the acquisition of Columbia and $23.4 million for restructuring costs. In addition, higher uncollectibles increased $13.1 million over the prior year, primarily resulting from the higher cost of gas in the 2000-2001 heating period. This negative variance was reduced by the impact of a favorable order that allows regulatory treatment of customer bad debts totaling approximately $19.5 million.

Operating income of $241.0 million for 2000 increased $127.0 million over 1999 reflecting two months of Columbia's operations and the full year effect of Bay State operations. Tempering these improvements was $16.9 million of expense in 2000 for the write-down of certain assets in preparation for sale and approximately $6.9 million of expense related to the amortization of goodwill attributable to the acquisition of Columbia, restructuring costs and higher employee related costs. These higher costs were partially offset by lower customer related expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS


Year Ended December 31, (in millions)                  2001               2000
                                                    -------             ------
OPERATING REVENUES

    Transportation Revenues                         $ 756.7            $ 199.9
    Storage revenues                                  178.9               29.9
    Other revenues                                     28.1                3.6
                                                    -------             ------
Total Operating Revenues                              963.7              233.4
Less: Cost of gas sold                                 80.1               62.4
                                                    -------             ------
Net Revenues                                          883.6              171.0
                                                    -------             ------
OPERATING EXPENSES
    Operation and maintenance                         321.0               68.9
    Depreciation and amortization                     161.4               27.7
    Loss on asset impairment                              -               16.9
    Other taxes                                        52.2                9.9
                                                    -------             ------
Total Operating Expenses                              534.6              123.4
                                                    -------             ------
Operating Income                                    $ 349.0             $ 47.6
                                                    =======             ======
THROUGHPUT (MDTH)
Columbia Transmission
    Market Area                                       970.2              285.0
Columbia Gulf
    Mainline                                          626.3              114.2
    Short-haul                                        184.7               28.8
    Intrasegment eliminations                        (609.2)            (109.8)
Columbia Pipeline Deep Water                            3.0                0.1
Crossroads Gas Pipeline                                37.4               40.7
Granite State Pipeline                                 29.0               36.4
                                                    -------             ------
Total                                               1,241.4              395.4
                                                    =======              =====

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium Project), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to Canadian facilities at a new Lake Erie export point and transport approximately 700,000 Dth per day to eastern markets. In August 2001, TransCanada Pipelines Ltd. and St. Clair Pipelines, Ltd., the sponsors of the proposed upstream Canadian facilities to the Lake Erie export point, withdrew their pending applications before Canada's National Energy Board for approval of the proposed facilities, without prejudice to refiling at a later date. The withdrawal notice cited the delays encountered in Millennium's FERC proceedings. On December 19, 2001, the FERC issued a certificate approving the construction and operation of the pipeline, subject to a number of conditions, including a condition that construction may not commence until any necessary Canadian authorizations are obtained. Furthermore, the certificate requires that the Millennium facilities be constructed within two years from the date of the order. Rehearing requests were filed on January 18, 2002.

To date, a number of shippers have signed agreements for a significant portion of the available capacity. In light of the changing market environment, Millennium is in ongoing discussions with potential shippers regarding the extent and timing their needs.

The sponsors of the proposed Millennium Project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd. and MCN Energy Group, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Sale of Facilities

Columbia Transmission continues to evaluate and dispose of non-core assets. Columbia Transmission is currently negotiating with third parties on the sale of small diameter pipelines and other facilities in Kentucky, Ohio, New York, Pennsylvania and West Virginia.

Transportation for New Electric Generation Projects

During 2001, Columbia Transmission began providing up to 629,000 dekatherms a day (Dth/d) to serve five new electric generating facilities. Columbia Transmission has also requested permission from the FERC to construct facilities to provide up to 260,000 Dth/d to two electric generating facilities scheduled to be in service in 2003.

Effect of LDC Unbundling Services

NiSource's Gas Transmission and Storage subsidiaries compete with other interstate pipelines for the transportation and storage of natural gas. Since the issuance of FERC Order No. 636, various states throughout Columbia Transmission's service area have initiated proceedings dealing with open access and unbundling of LDC services. Among other things, unbundling involves providing all LDCs with the choice of what entity will serve as transporter as well as merchant supplier. While the scope and timing of these various unbundling initiatives varies from state to state, retail choice programs are being extended to LDC customers throughout Columbia Transmission's market area.

Among the issues being addressed in the state unbundling proceedings is the treatment of the pipeline transmission and storage agreements that have underpinned the traditional LDC merchant function. In the case of Columbia Transmission and Columbia Gulf, contracts covering the majority of their firm transportation and storage quantities with LDCs have primary terms that extend to October 31, 2004. Management fully expects that the LDCs, or those entities to which pipeline capacity may be assigned as a result of the LDC unbundling process, will continue to fulfill their obligations under these contracts. However, in view of the changing market and regulatory environment, NiSource's Gas Transmission and Storage companies have commenced the process of discussing long-term transportation and storage service needs with their firm customers. Those discussions could result in the restructuring of some of these contracts on mutually agreeable terms prior to 2004.

Environmental Matters

Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent
(AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As of December 31, 2001, field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at a number of the 240 facilities.

Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. Columbia Transmission is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as characterization reports and remediation plans are completed and approved by the EPA and additional remediation work is performed, Columbia Transmission should be able to develop a probable and reasonable estimate for the entire program consistent with SAB No. 92, SFAS No. 5, and SOP No. 96-1.

Columbia Transmission and Columbia Gulf are PRPs at several waste disposal sites. The potential liability is believed to be de minimis, however, the final allocation of clean-up costs has yet to be determined. As site investigations and clean-ups proceed and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted.

At the end of 2001, the remaining environmental liability recorded on the balance sheet for Gas Transmission and Storage operations was $ 90.5 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $ 12.5 million in 2002. These expenditures will be charged against the previously recorded liability. A regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on NiSource's operations, liquidity or financial position, based on known facts, existing laws, regulations, Columbia Transmission's cost recovery settlement with customers and the long time period over which expenditures will be made.

Lost and Unaccounted For Gas

On March 1, 2001, Columbia Transmission made its annual Retainage Adjustment Mechanism (RAM) filing with the FERC to revise the retainage percentages applicable to its tariff services to be effective April 2, 2001, based on actual activity for the calendar year 2000, and projected activity over the 12-month period commencing April 1. On March 28, 2001, the FERC accepted and suspended the filing, subject to refund and further review, and noted the increase in the actual level of lost and unaccounted-for gas during 2000. On April 30, 2001, in response to the March 28, 2001 order, Columbia Transmission submitted responses to certain questions asked by the FERC with respect to the company's March 1 filing. In its responses, Columbia Transmission agreed to review certain factors that may have contributed to the increase in lost and unaccounted-for gas for calendar year 2000, and to file a report setting forth steps that may be taken to mitigate future losses.

Columbia Transmission filed a report with the FERC on October 31, 2001, setting forth its analysis of items that may have contributed to the increase in lost and unaccounted-for gas. On the same date, Columbia Transmission made a supplemental filing with the FERC to decrease the transportation retainage percentage level established in the March 1 filing. On December 19, 2001, the FERC issued an order accepting the company's April 30 and October 31 filings. The order requires the company to answer certain questions in its next annual filing on March 1, 2002. Request for rehearing of the FERC's December 19 order have been filed. It is the opinion of management that the outcome of this matter is not expected to have a material effect on NiSource's financial position.

Storage Base Gas Sales

Columbia Transmission sold 5.4 (MDth) of base gas volumes during 2001 resulting in a pre-tax gain of $11.4 million. Base gas represents storage volumes that are maintained to ensure that adequate pressure exists to deliver current inventory. As a result of ongoing improvements made in its storage operations, Columbia Transmission determined that a portion of these storage volumes were no longer necessary to maintain deliverability of current inventory.

Capital Expenditure Program

The Gas Transmission and Storage segment's net capital expenditure program was $137.4 million in 2001 and is projected to be approximately $132.3 million in 2002. New business initiatives totaled approximately $51.7 million in 2001 and are expected to be $58.3 million in 2002. The remaining expenditures are for modernizing and upgrading facilities.

Throughput

Columbia Transmission's throughput consists of transportation and storage services for LDCs and other customers within its market area, which covers portions of northeastern, mid-Atlantic, midwestern, and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to Leach, Kentucky and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana. Crossroads serves customers in northern Indiana and Ohio and Granite provides service in New Hampshire, Maine and Massachusetts.

Throughput for the Transmission and Storage segment totaled 1,241.4 MDth for 2001, compared to 395.4 MDth in 2000. The increase primarily reflects the addition of Columbia Transmission and Columbia Gulf as a result of the acquisition of Columbia.

Net Revenues

Net revenues were $883.6 million for 2001, an increase of $712.6 million from 2000. This increase is primarily due to the inclusion of Columbia's operations for a full twelve months in 2001 compared to two months in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Operating Income

Operating income of $349.0 million in 2001 was an increase of $301.4 million from 2000. This increase was due primarily to the inclusion of Columbia's operations for twelve months, partially offset by an increase of $42.2 million for twelve months of amortization of goodwill for the Columbia acquisition. In addition, the current year results compare favorably to 2000 due to the negative impact for an asset impairment recognized in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS



Year Ended December 31, (in millions)      2001              2000              1999
                                        ----------        ----------        ----------
NET REVENUES
    Sales revenues                      $  1,014.8        $  1,004.6        $  1,017.1
    Less: Cost of sales                      260.2             245.3             257.7
                                        ----------        ----------        ----------
Net Revenues                                 754.6             759.3             759.4
                                        ----------        ----------        ----------
OPERATING EXPENSES
    Operation and maintenance                222.1             232.9             223.8
    Depreciation and amortization            166.8             162.7             158.5
    Other taxes                               56.1              48.0              53.1
                                        ----------        ----------        ----------
Total Operating Expenses                     445.0             443.6             435.4
                                        ----------        ----------        ----------
Operating Income                        $    309.6        $    315.7        $    324.0
                                        ==========        ==========        ==========
REVENUES ($ IN MILLIONS)
    Residential                              295.7             291.1             294.2
    Commercial                               292.9             282.2             275.4
    Industrial                               404.0             413.8             416.2
    Other electric service                    22.2              17.5              31.3
                                        ----------        ----------        ----------
Total                                      1,014.8           1,004.6           1,017.1
                                        ----------        ----------        ----------
SALES (GIGAWATT HOURS)
    Residential                            2,956.9           2,953.3           2,996.7
    Commercial                             3,446.3           3,375.9           3,293.9
    Industrial                             8,935.5           9,494.9           9,198.3
    Other electric service                   150.8             157.2             186.8
                                        ----------        ----------        ----------
Total                                     15,489.5          15,981.3          15,675.7
                                        ----------        ----------        ----------
COOLING DEGREE DAYS                            879               792             1,022
NORMAL COOLING DEGREE DAYS                     791               791               791
% WARMER (COLDER) THAN NORMAL                   11%                0%               29%

ELECTRIC CUSTOMERS
    Residential                            381,440           379,908           376,483
    Commercial                              47,286            46,638            45,822
    Industrial                               2,643             2,663             2,678
    Other electric service                     802               807               816
                                        ----------        ----------        ----------
Total                                      432,171           430,016           425,799
                                        ----------        ----------        ----------


Market Conditions

The regulatory frameworks applicable to Electric Operations continue to work through fundamental changes as noted below. These changes will continue to have an impact on NiSource's Electric Operation's structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including shutting down inefficient generating plant, converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

The overall weakening of the U.S. economy is reflected in the 559.4 gigawatt-hour (gwh) decline in sales to the industrial customer class in 2001 versus 2000. In particular, the steel and steel related industries have been adversely impacted by recent events and market conditions, with two major customers (LTV Corp. and Bethlehem Steel Corp.) declaring bankruptcy. Overall deliveries to the steel industry were down 345.8 gwh in 2001 versus the prior year. Additionally, uncollectible expense in the current year was $2.4 million higher than the prior year reflecting steel industry bankruptcies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

The summer cooling season weather in the electric service territory was 16% warmer in 2001 than the prior summer, causing a 130.3 kwh increase in sales to residential and commercial class customers. However, the positive impact of the warmer summer was tempered by the negative impact of a warmer than normal winter heating season, resulting in an annual 11% increase in cooling degree days and a
74.0 kwh increase in sales for the 2001 compared to 2000.

Restructuring

In December 2001, NiSource announced a restructuring program designed to generate greater efficiencies in field operations, customer contact centers and administrative support staff throughout various Gas Distribution and Electric Operations companies. In October 2001, NiSource executed a reorganization of sales and marketing functions. The current year results include $28.7 million in expenses mainly for severance costs associated with these programs. Of this total, $22.5 million was included in the Gas Distribution segment operating results with the remainder included in the electric segment results. The programs will result in a reduction of approximately 500 employees in field operations, contact centers, administrative support and sales and marketing functions throughout the NiSource Gas Distribution and Electric Operations segment companies.

As part of the restructuring programs and in response to the decline in electric demand, the Mitchell Station, with a net capacity of 502 mw, will be shutdown by the end of the first quarter of 2002. Originally constructed in 1955, this facility has the oldest active operating units and is the least efficient station in the Northern Indiana electric production system. In addition to the high level of ongoing maintenance costs, there are substantial capital investments that are necessary to comply with future environmental standards. Costs totaling $2.2 million have been accrued for severance related to the plant shutdown. These costs for employee reductions are included in the $28.7 restructuring charge.

Regulatory Matters

In 1999, FERC issued Order 2000 addressing the formation and operation of RTOs. On February 28, 2001, Northern Indiana joined the Alliance RTO. On December 18, 2001, the IURC issued an order denying Northern Indiana's request to transfer functional control of its transmission facilities to the Alliance RTO. On December 20, 2001, the FERC reversed prior orders that had preliminarily approved the Alliance RTO and concluded that the Alliance RTO failed to meet Order 2000's scope and configuration requirements. FERC ordered the Alliance RTO companies, including Northern Indiana, to pursue membership in the Midwest Independent System Operator (MISO). The Alliance RTO is actively negotiating to become a part of the MISO. Northern Indiana has expended approximately $5.6 million related to joining the Alliance RTO. The Company believes that the amounts spent will be recoverable. Also, FERC has indicated that a December 15, 2001 start date for RTOs was not achievable and no alternative date has been proposed. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause. The recovery provides for cost to be collected if they are below a cap set based upon the costs of Northern Indiana's most expensive generating unit. If costs exceed this cap, Northern Indiana must demonstrate why it should be allowed recovery before recovery is approved. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker (PPT). The PPT would allow recovery of all costs related to purchasing electricity for use by Northern Indiana's customers on a periodic basis. No actions have been taken by the IURC on this filing.

During the course of a regularly scheduled review, referred to as a Level 1 review, the staff of the IURC made a preliminary determination, based on unadjusted historical financial information filed by Northern Indiana, that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite efforts to explain to the IURC staff several adjustments that needed to be made to the filed information to make such an analysis meaningful, the staff recommended that a formal investigation be performed. During 2001, Northern Indiana and several other parties filed testimony, participated in hearings and submitted proposed forms of the order and comments on these proposed orders. Northern Indiana's testimony indicated that if rates are to be changed, they should be increased.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Environmental Matters AIR. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx), which became fully effective in 2000. All of Northern Indiana's facilities are in compliance with the sulfur dioxide and NOx limits.

During 1998, the U.S. Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. Consistent with EPA requirements, the State of Indiana developed regulations implementing the control program, which became effective September 16, 2001. The EPA approved the state rules effective December 10, 2001. Compliance with the NOx limits contained in these rules is required by May 31, 2004. The NOx emission limitations in the Indiana rules are more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. Capital estimates of Northern Indiana's NOx control compliance costs range from $200 to $300 million over the next 2 years. Actual compliance costs may vary depending on a number of factors including market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

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

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matters to the EPA. The Court of Appeals decision was appealed to the Supreme Court, which heard oral arguments on November 7, 2000. The Supreme Court rendered a complex ruling on February 27, 2001 that will require some issues to be resolved by the D.C. Circuit Court and the EPA before final rulemaking occurs. Consequently, final rules specifying a compliance level, deadline, and controls necessary for compliance are not expected in the near future. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA and are currently not reasonably estimable. NiSource will continue to closely monitor developments in this area; however, the exact nature of the impact of the new standards on its operations will not be known for some time.

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

The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants. In response to the CAAA requirements, on December 20, 2000, the EPA issued a finding that the regulation of emissions of mercury and other air toxics from coal and oil-fired electric steam generating units is necessary and appropriate. The EPA expects to issue proposed regulations by December 15, 2003, and finalized regulations by December 15, 2004. The potential impact, if any, to NiSource's financial results that may occur because of any of these potential new regulations is unknown at this time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

The EPA is in the process of developing a program to address regional haze. The new administration announced that the EPA would move forward with rules that mandate the states to require power plants built between 1962 and 1977 to install the "best available retrofit technology" or BART. The BART program will target for control by 2013 those pollutants that limit visibility, namely particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with these rules.

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

REMEDIATION. Northern Indiana is a PRP at four waste disposal sites under CERCLA and similar state laws, and may be required to share in the cost of clean-up of such sites. In addition, Northern Indiana has corrective action liability under RCRA for closure and clean-up costs associated with treatment, storage, and disposal sites. As of December 31, 2001, a reserve of approximately $2.2 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other PRPs and their financial viability and the extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response required will not have a material effect on its financial position or results of operations.

Sales

Electric sales for 2001 of 15,489.5 gwh decreased 491.8 gwh compared to 2000, due primarily to reduced industrial sales reflecting the economic downturn and steel industry bankruptcies, partially offset by the impact of warmer weather. In 2000, electric sales of 15,981.3 gwh increased 305.6 gwh from 1999.

Net Revenues

Electric net revenues of $754.6 million for 2001 decreased by $4.7 million from 2000, primarily reflecting the reduced deliveries to the industrial segment. The positive impact of slightly warmer weather in the second quarter was offset by slightly cooler weather in the third quarter. In 2000, electric net revenues of $759.3 million were relatively unchanged from 1999.

Operating Income

Operating income for 2001 was $309.6 million, a decrease of $6.1 million from 2000. This is due to lower net revenues discussed above and higher operating expenses of $1.4 million. The 2001 operating expenses included increased uncollectible expenses of $2.4 million and restructuring charges of $6.2 million.

Operating income for 2000 was $315.7 million, a decrease of $8.3 million from 1999. This was due to higher operating expenses, attributable to generally increased operating costs and higher depreciation expense as result of additional plant in service. These higher expenses were partially offset by lower other taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS


Year Ended December 31, (in millions)                        2001          2000
                                                            -------       -------
OPERATING REVENUES
    Gas revenues                                            $ 215.4       $  37.1
    Gathering revenues                                         10.4           1.8
    Other revenues                                              6.9           1.7
                                                            -------       -------
Total Operating Revenues                                      232.7          40.6
                                                            -------       -------
Operating Expenses
    Operation and maintenance                                 100.2          21.2
    Depreciation and depletion                                 63.1          11.0
    Other taxes                                                17.5           3.0
                                                            -------       -------
Total Operating Expenses                                      180.8          35.2
                                                            -------       -------
Operating Income                                            $  51.9       $   5.4
                                                            =======       =======

AVERAGE PRICE OF GAS PRODUCTION ($ PER Mcf)
    U.S                                                        4.04          3.98
    Canada                                                     3.99          4.52

GAS PRODUCTION (BCF):
    U.S                                                        54.0           9.5
    Canada                                                      0.1            --
                                                            -------       -------
Total                                                          54.1           9.5
                                                            -------       -------
OIL AND LIQUIDS PRODUCTION STATISTICS
    Production (000 Bbls)
       U.S                                                     22.5          29.2
       Canada                                                  23.6          36.3
                                                            -------       -------
Total                                                          46.1          65.5
                                                            =======       =======

    Average Price ($ per Bbl)
       U.S                                                   212.90         24.90
       Canada                                                 11.40          1.60
                                                            -------       -------

Change in Accounting Method

During the fourth quarter of 2001, NiSource changed its method of accounting for acquisition, exploration and development activities related to oil and gas reserves from the full cost method to the successful efforts method. Under the successful efforts method of accounting, except for property acquisition costs, only costs associated with specific discovered reserves are capitalized. Capitalized costs include mineral interests in properties, wells and related equipment and facilities, support equipment, and uncompleted wells. Depletion expense is equal to annual production multiplied by the depletion rate per unit that is derived by spreading the total costs capitalized under successful efforts over the number of units expected to be extracted over the life of the reserves on a lease basis. Compared to the full cost method, the change to successful efforts reduced operating income by $5.3 million and $10.3 million for 2001 and 2000, respectively.

Forward Sale of Natural Gas

In 1999 and 2000, a subsidiary of Columbia Resources entered into agreements with Mahonia II Limited (Mahonia), whereby the subsidiary agreed to sell 156.7 Bcf of natural gas to Mahonia for the period February 2000 through July 2005. On March 30, 2001, the subsidiary restructured its existing forward gas sales agreements with Mahonia to postpone physical deliveries of 19.9 Bcf of natural gas originally scheduled for the period April 2001 through March 2002. These deliveries have been scheduled to resume in January 2003 and continue through February 2006. The restructuring also increased the amount of gas to be delivered by 31.7 Bcf.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)

The forward sales under the Mahonia agreements have been guaranteed through the use of surety bonds with indemnity values amounting to approximately $294.0 million declining over time. The surety bonds have ratings triggers if the credit rating of Columbia falls below BBB at Standard and Poor's or Baa2 at Moody's. Columbia's long-term debt ratings are currently BBB and Baa2 at Standard and Poor's and Moody's, respectively. The collateral requirement from a downgrade below the ratings trigger levels would require the posting of a letter of credit in the amount of approximately $294.0 million declining over time.

Volumes

Gas production was 54.1 Bcf in 2001 and 9.5 Bcf in the last two months of 2000. Oil and liquids production was 53,100 barrels in 2001 and 26,500 barrels in the last two months of 2000.

Operating Revenues

Operating revenues for the year were $232.7 million, an increase of $192.1 million over 2000, primarily due to 2001 including twelve months of operations compared to two months in 2000. Approximately 92% of Columbia Resource's natural gas production was hedged at an average price of $4.04 per million cubic feet
(Mcf) for the twelve-month period compared to an average hedged price of $3.98 per Mcf in 2000.

Operating Income

Operating income for 2001 was $51.9 million, an increase of $46.5 million over 2000, primarily due to 2001 including twelve months of operations compared to two months in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
MERCHANT OPERATIONS


Year Ended December 31, (in millions)         2001            2000            1999
                                            ---------       ---------       ---------
NET REVENUES
    Gas                                     $ 2,292.7       $ 2,032.8       $   720.8
    Electric                                  1,029.4           555.3           331.8
    Other                                        68.6            62.7            59.4
                                            ---------       ---------       ---------
    Total Revenues                            3,390.7         2,650.8         1,112.0
    Less:  Cost of products purchased         3,277.7         2,497.0         1,002.4
                                            ---------       ---------       ---------
Net Revenues                                    113.0           153.8           109.6
                                            ---------       ---------       ---------
OPERATING EXPENSES
    Operation and maintenance                    82.1            70.4            56.5
    Depreciation and amortization                 2.3             2.1             1.8
    Other taxes                                   6.4             2.3             1.8
                                            ---------       ---------       ---------
Total Operating Expenses                         90.8            74.8            60.1
                                            ---------       ---------       ---------
Operating Income                            $    22.2       $    79.0       $    49.5
                                            =========       =========       =========

VOLUMES
    Gas sales (MDth)                            496.8           440.0           259.6
    Electric sales (Gigawatt Hours)          25,905.7        11,352.9         6,873.6
                                            ---------       ---------       ---------

Primary Energy

Primary Energy is currently involved in six projects that are concerned with the generation of electricity, steam or thermal energy on the sites of industrial customers. Five projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees, sublease payments, unit sale payments or processing fees. One project, Whiting Clean Energy, will obtain natural gas to produce electricity for sale in the wholesale markets and steam for industrial use.

Each project is developed by a wholly-owned subsidiary (the "Lessee") of Primary Energy. The Lessee leases the facility after completion of construction from a non-affiliated special purpose entity (the "Lessor"), which owns the facility and advances the funds for construction. The Lessor obtains funding primarily from bank borrowings or a private placement of notes, secured by the Lessor's rights in the facility. The indebtedness of the Lessor is not treated as indebtedness of NiSource under generally accepted accounting principles in the United States. The lease payments from the Lessee to the Lessor are based on a return on the amounts advanced plus any amortization of the amounts advanced. With respect to three of the projects, the costs of the project financing depend on the debt rating on NiSource's outstanding commercial paper or long-term debt.

The projects are located on the customers' premises pursuant to long-term ground leases. The responsibility for operation and maintenance lies directly with the industrial customers for two of the projects and with the Lessee on the remaining projects. Where the Lessee is responsible for the operation and maintenance, it contracts with third parties to manage and perform the operation and maintenance activities.

NiSource, either directly or through Capital Markets, has guaranteed or in substance guaranteed most lease payments to the Lessors, including regular lease payments, accelerated lease payments on an event of default, and payment obligations, including residual guarantee amounts, at the end of lease terms. In the case of an event of default, a Lessor can accelerate the full, unamortized amount of the Lessor's funding. The aggregate unamortized funding for all the projects at December 31, 2001 was $629.7 million.

At the end of an initial lease term, the Lessee has the right to purchase the facility for the unamortized amount of the Lessor's funding. If the Lessee cannot satisfy return conditions, the Lessee is required to purchase the facility at such price. If the Lessee determines not to purchase the facility and the Lessee can satisfy the return conditions, the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
MERCHANT OPERATIONS (CONTINUED)

Lessee may be responsible for a residual guarantee amount. Since the energy contracts with the industrial customers are long-term and typically extend past the initial lease term. One strategy is to attempt to refinance the property and extend the lease term.

The present value of a Lessee's aggregate liability for lease payments and residual guarantees is generally limited to an amount equal to less than 90% of the amount advanced. The following table shows, by year, future minimum rental payments, including maximum residual guarantee amounts and additional amounts due if the Lessees were to purchase all the facilities at the end of the initial terms of the leases.




                           Minimum Rental    Additional
($ in millions)               Payments         Payment     TOTAL
---------------            --------------    ----------    -----
2002                             87.7            5.5        93.2
2003                            103.2           12.1       115.3
2004                             52.6             --        52.6
2005                             52.7             --        52.7
2006                            102.2            8.6       110.8
After                           472.9           81.3       554.2

The amounts contained in the first column, representing future minimum rental payments, are included as part of the future minimum rental payments for operating leases shown in Note 18G in the Notes to Consolidated Financial Statements.

Primary Energy's Whiting Clean Energy project at BP's Whiting, Indiana refinery has incurred delays primarily associated with remediating damage that occurred during commissioning in September 2001. The delays have also resulted in an increase in estimated project costs and the need for approximately $20 million of additional funding. Primary Energy has asserted a claim against the construction contractor relating to the delay. The project is expected to be capable of producing electricity in the first quarter of 2002, at a total cost of approximately $320 million.

In addition to the construction issues at the Whiting Clean Energy facility, NiSource projects that the facility will operate at a loss based on the current market view of forward pricing in the gas and electric markets. For 2002, the after-tax loss is projected to be approximately $16.0 million. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns.

Primary Energy's Ironside project at LTV Steel Company's East Chicago, Indiana mill has been negatively impacted by LTV's bankruptcy filing in December 2000 and LTV's December 2001 decision to idle the steel mill. The Ironside facility is complete in all material respects. However, the facility cannot currently be operated on an economic basis if the mill is not operating. In addition, there can be no guarantee that LTV will not reject the project contracts in connection with the bankruptcy, in which event the Lessee will have limited contract damages against LTV and the status of an unsecured creditor. Primary Energy believes that the Ironside project brings economic value to the operator of the mill by utilizing energy waste streams to generate electricity for the mill at attractive prices. However, there can be no assurance that any successor to LTV will reopen the mill or be willing to restructure the transaction on an economic basis to Primary Energy. The winner of the bids for the purchase of LTV's steel mill will be determined on February 28, 2002. The total cost of the Ironside project is approximately $67 million.

The lease at Primary Energy's North Lake project is due to expire in June 2002. Of the several options available, the most likely outcomes are that the project will be refinanced and the lease will be extended or that the Lessee will purchase the project at its unamortized cost of approximately $38 million. If the Lessee purchases the project, the payment will be funded by NiSource. The strategy at this time is to pursue refinancing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
MERCHANT OPERATIONS (CONTINUED)

In addition, a subsidiary of Primary Energy is a 50% partner in a partnership which operates a coal pulverization facility. The partnership has entered into a lease of a 50% undivided interest in the facility. NiSource has entered into a guarantee of all of the obligations of the partnership under the lease. Minimum rental payments under the lease are as follows:


($ in millions)
2002                                    3.4
2003                                    6.2
2004                                    4.3
2005                                    4.3
2006                                    4.3
After                                  19.5

In an event of default, the partnership will be required to pay a stipulated amount under the lease. This amount was $34.7 million as of December 31, 2001.

Net Revenues

Net revenues of $113.0 million for 2001 decreased $40.8 million from 2000. The reduction is primarily due to mark to market loss on January East Coast trades and limited trading opportunities. This decrease is partially offset by increases in electric wheeling due to upgraded interconnections with neighboring electric companies and increases in power marketing.

Net revenues for 2000 were $153.8 million, compared to $109.6 million in 1999. The improvement is due primarily to the addition of significant asset management contracts in the TPC portfolio and the full year effect in 2000 of TPC operations. TPC was acquired in April 1999.

Operating Income

Merchant Operations reported operating income of $22.2 million, a decrease of $56.8 million from 2000. The reduction is primarily due to mark to market loss on January East Coast trades, limited trading opportunities and a fourth quarter charge of $16.0 million related to the Enron bankruptcy.

Operating income of $79.0 million in 2000 was an increase of $29.5 million from 1999. The improvement is due primarily to the addition of significant asset management contracts in the TPC portfolio and the full year effect in 2000 of TPC operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER


Year Ended December 31, (in millions)             2001          2000          1999
                                                 ------        ------        ------
NET REVENUES
    Products and services revenue                $159.7        $251.5        $224.0
    Less:  Cost of products purchased             113.6         177.5         159.7
                                                 ------        ------        ------
Net Revenues                                       46.1          74.0          64.3
                                                 ------        ------        ------
OPERATING EXPENSES
    Operation and maintenance                      87.5          60.8          53.5
    Depreciation and amortization                   8.3          21.3          13.6
    Other taxes                                     8.3           5.4           4.5
    Impairment of telecommunication assets          9.2          14.5            --
                                                 ------        ------        ------
Total Operating Expenses                          113.3         102.0          71.6
                                                 ------        ------        ------
Operating Income (Loss)                          $(67.2)       $(28.0)       $ (7.3)
                                                 ------        ------        ------

Telecommunications Network

As a result of project delays, cost overruns and a decline in the fiber optics market that have occurred since the acquisition of Columbia, NiSource recorded a charge of $9.2 million to operating income in the second quarter of 2001, related to Transcom, a fiber optics telecommunications network.

In September and October 2000, management held discussions with investment banking firms seeking strategic options for the Transcom assets. Although significant uncertainties existed surrounding the estimated costs to complete the fiber optic network, time to market in a competitive environment, and delays due to construction deficiencies and environmental issues, management decided to complete the Transcom network and sell the completed network.

The Company received subsequent information pertaining to the estimated construction costs and delays. Consequently, management concluded that the carrying value of the telecommunication assets exceeded the realizable value by approximately $89.2 million. Consequently, goodwill resulting from the acquisition of Columbia was increased by a substantial portion of such excess carrying amount ($52.0 million after-tax).

In August 2001, Transcom invited potential buyers to submit bids for the assets. Based on these bids, present market conditions preclude Transcom from realizing the carrying value of the assets by selling at the present time. Therefore management has decided to operate the network, while continuing to evaluate market conditions for possible sale. At December 31, 2001, the anticipated cash flow from Transcom's business plan indicates that the asset's current carrying value is realizable. However, economic and other events may adversely affect the Transcom's ability to achieve such plan.

Sale of Underground Locating and Marking Service

On January 28, 2002, NiSource sold all of the issued and outstanding capital stock of SM&P, a wholly owned subsidiary of NiSource, to The Laclede Group, Inc. for $37.9 million. SM&P operates an underground locating and marking service in ten midwestern states. In the first quarter of 2002, NiSource will recognize an after-tax gain of $10.3 million related to the sale. The net assets of SM&P were reported as assets held for sale on the consolidated balance sheets.

Environmental Matters

TRANSCOM. In spring 2000, Transcom received directives from the Philadelphia District of the U.S. Army Corps of Engineers (Philadelphia District) and an administrative order from Pennsylvania Department of Environmental Protection (PA DEP) addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along portions of a route between Washington, D.C. and New York City. The order and directives required Transcom to largely cease construction activities. On September 18, 2000, Transcom entered into a voluntary settlement agreement with the Philadelphia District under which Transcom contributed $1.2 million to the Pennsylvania chapter of the Nature Conservancy and the Philadelphia District lifted its directives. As a result of the voluntary agreement with the Philadelphia District and communications with the PA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER (CONTINUED)

DEP, the Maryland Department of the Environment and the Baltimore District of the US Army Corps of Engineers, work in Pennsylvania and Maryland was allowed to be continued and has been completed. On October 25, 2001, Transcom entered into a Consent Order and Agreement with the PA DEP in settlement of its enforcement action under which Transcom paid $80,633 in penalties and $223,567 to fund six community environmental projects.

OTHER AFFILIATES. NiSource affiliates have retained environmental cleanup liability associated with some its former companies, including Columbia Propane, Columbia Petroleum and certain local gas distribution companies. The primary environmental liability associated with former propane operations relates to a former manufactured gas plant (MGP) site in Wisconsin for which reserves have been accrued. Environmental liability associated with former petroleum operations includes relatively minor cleanups of product spills at third party properties and liability for pre-existing environmental conditions at former petroleum terminals. A NiSource affiliate also retains liability for two former MGP sites associated with a local gas distribution company in New York, for which reserves have been accrued.

The ultimate liability in connection with these sites will depend upon many factors including the extent of environmental response actions required, other PRPs and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5 and consistent with SOP No. 96-1. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. NiSource believes that any environmental response actions required at former operations, for which it is ultimately liable, after consideration of insurance coverage and contributions from other PRPs, will not have a material adverse effect on NiSource's financial position.

Net Operating Revenues

Net operating revenues of $46.1 million for 2001 decreased by $27.9 million from 2000. This decrease is due to the sale of non-core businesses, partially offset by higher revenues in the line locating business.

Net operating revenues of $74.0 million for 2000 increased by $9.7 million from 1999. This increase is primarily due to higher revenues in the line locating business.

Operating Income (Loss)

The Other segment reported an operating loss of $67.2 million in 2001 versus an operating loss of $28.0 million in 2000, reflecting the impairment of telecommunication assets, the settlement of litigation related to Market Hub Partners (MHP) which was sold in 2000 and negative impact of winding down non-core businesses.

Other reported an operating loss of $28.0 million for 2000 versus an operating loss of $7.3 million in 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

NISOURCE INC.


INDEX                                                                        PAGE
-----                                                                        ----
Report of Independent Public Accountants ..............................       48
Statements of Consolidated Income .....................................       49
Statements of Consolidated Cash Flows .................................       50
Consolidated Balance Sheets ...........................................       51
Statements of Consolidated Capitalization .............................       53
Statements of Consolidated Long-Term Debt .............................       54
Statements of Consolidated Common Stockholders' Equity ................       55
Notes to Consolidated Financial Statements ............................       57
Schedule I ............................................................       94
Schedule II ...........................................................       98

NISOURCE INC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF NISOURCE INC.:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization and long-term debt of NiSource Inc. and subsidiaries as of December 31, 2001 and 2000, and the related statements of consolidated income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of NiSource's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NiSource Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, NiSource Inc. has given retroactive effect to the change in accounting for acquisition, exploration and development activities related to oil and gas reserves from the full cost method to the successful efforts method. As explained in Note 8 to the financial statements, effective January 1, 2001, NiSource Inc. adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the Index to Item 8, Financial Statements and Supplementary Data are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



Arthur Andersen LLP
Chicago, Illinois
January 29, 2002

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME



Year Ended December 31, (in millions, except per share amounts)          2001             2000             1999
                                                                         ----             ----             ----
NET REVENUES
    Gas Distribution                                                  $ 4,241.2        $ 2,025.5        $   954.0
    Gas Transmission and Storage                                          606.8            231.1             74.9
    Electric                                                            1,010.5          1,002.1          1,014.4
    Exploration and Production                                            156.9             37.4               --
    Merchant Operations                                                 3,004.9          2,498.1          1,029.0
    Other                                                                 438.4            236.5            201.2
                                                                      ---------        ---------        ---------
Gross Revenues                                                          9,458.7          6,030.7          3,273.5
Cost of Sales                                                           6,055.3          4,082.7          1,880.8
                                                                      ---------        ---------        ---------
Total Net Revenues                                                      3,403.4          1,948.0          1,392.7
                                                                      ---------        ---------        ---------
OPERATING EXPENSES
    Operation and maintenance                                           1,449.0            810.2            536.0
    Depreciation, depletion and amortization                              641.7            376.1            295.0
    Other taxes                                                           294.6            138.5             95.5
    Loss on asset impairment                                                9.2             65.8             28.3
                                                                      ---------        ---------        ---------
Total Operating Expenses                                                2,394.5          1,390.6            954.8
                                                                      ---------        ---------        ---------
OPERATING INCOME                                                        1,008.9            557.4            437.9
                                                                      ---------        ---------        ---------
OTHER INCOME (DEDUCTIONS)
    Interest expense, net                                                (597.7)          (304.5)          (155.4)
    Minority interest                                                     (20.4)           (20.4)           (17.7)
    Dividend requirements on preferred stock of subsidiaries               (7.5)            (7.8)            (8.1)
    Other, net                                                             12.0             42.3            (20.6)
                                                                      ---------        ---------        ---------
Total Other Income (Deductions)                                          (613.6)          (290.4)          (201.8)
                                                                      ---------        ---------        ---------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                   395.3            267.0            236.1
INCOME TAXES                                                              183.2            125.9             82.2
                                                                      ---------        ---------        ---------
INCOME FROM CONTINUING OPERATIONS                                         212.1            141.1            153.9
                                                                      ---------        ---------        ---------
Income from Discontinued Operations - net of taxes                          0.1              9.8              6.5
Change in Accounting- net of taxes                                          4.0               --               --
                                                                      ---------        ---------        ---------
NET INCOME                                                            $   216.2        $   150.9        $   160.4
                                                                      =========        =========        =========

BASIC EARNINGS PER SHARE ($)
    Continuing operations                                             $    1.03        $    1.05        $    1.24
    Discontinued operations                                                  --             0.07             0.05
    Change in accounting                                                   0.02               --               --
                                                                      ---------        ---------        ---------
BASIC EARNINGS PER SHARE                                              $    1.05        $    1.12        $    1.29
                                                                      ---------        ---------        ---------

DILUTED EARNINGS PER SHARE ($)
    Continuing operations                                             $    1.01        $    1.04        $    1.22
    Discontinued operations                                                  --             0.07             0.05
    Change in accounting                                                   0.02               --               --
                                                                      ---------        ---------        ---------
DILUTED EARNINGS PER SHARE                                            $    1.03        $    1.11        $    1.27
                                                                      ---------        ---------        ---------

BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                        205.3            134.5            124.3
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                  209.8            135.8            125.3
                                                                      ---------        ---------        ---------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)                                     2001          2000          1999
-------------------------------------                                   --------      --------      --------
OPERATING ACTIVITIES
    Net income                                                          $  216.2      $  150.9      $  160.4
    Adjustments to reconcile net income to net cash from
    continuing operations:
      Depreciation, depletion, and amortization                            641.7         376.1         295.0
      Net changes in price risk management activities                      (42.0)        (89.8)         10.4
      Asset impairment                                                       9.2          65.8          28.3
      Deferred income taxes and investment tax credits                     (43.1)         34.7         (17.3)
      Deferred revenue                                                    (425.1)         (8.0)           --
      Amortization of unearned compensation                                 30.0           6.8           3.5
      Gain on sale of assets                                               (11.0)        (55.4)         (7.5)
      Income from change in accounting                                      (4.0)           --            --
      Income from discontinued operations                                   (0.1)         (9.8)         (6.5)
      Other, net                                                           (24.5)         27.0         (11.6)
                                                                        --------      --------      --------
                                                                           347.3         498.3         454.7
                                                                        --------      --------      --------
    Changes in components of working capital, net of effect
    from acquisitions of businesses:
      Accounts receivable, net                                             552.5        (753.0)         52.7
      Inventories                                                          (73.3)         13.0          46.4
      Accounts payable                                                    (495.5)        629.4        (128.6)
      Taxes accrued                                                        142.1         (51.1)         (6.4)
      (Under) Overrecovered gas and fuel costs                             312.3        (198.5)        (12.8)
      Exchange gas receivable/payable                                      355.8          58.6            --
      Other accruals                                                       156.8        (131.5)          3.8
      Other working capital                                               (255.4)        (51.7)          8.3
                                                                        --------      --------      --------
Net Cash from Continuing Operations                                      1,042.6          13.5         418.1
Net Cash from Discontinued Operations                                         --         (28.7)           --
                                                                        --------      --------      --------
Net Cash from Operating Activities                                       1,042.6         (15.2)        418.1
                                                                        --------      --------      --------
INVESTING ACTIVITIES
      Capital expenditures                                                (668.1)       (357.3)       (313.0)
      Acquisition of businesses                                               --      (5,654.5)       (725.8)
      Proceeds from disposition of assets                                  227.9         535.2          29.8
      Other investing activities, net                                       (7.0)          9.2         (49.1)
                                                                        --------      --------      --------
Net Investing Activities                                                  (447.2)     (5,467.4)     (1,058.1)
                                                                        --------      --------      --------
FINANCING ACTIVITIES
      Issuance of long-term debt                                           300.0       2,629.3         189.2
      Retirement of long-term debt                                         (93.0)       (488.1)       (201.0)
      Change in short-term debt                                           (642.5)      1,655.4         229.1
      Retirement of preferred shares                                        (1.1)         (6.9)         (2.4)
      Proceeds from Corporate Premium Income Equity Securities, net           --            --         334.7
      Issuance of common stock                                              15.1       2,042.1         324.9
      Acquisition of treasury stock                                           --         (65.9)       (126.5)
      Dividends paid - common shares                                      (239.0)       (131.8)       (125.2)
                                                                        --------      --------      --------
Net Financing Activities                                                  (660.5)      5,634.1         622.8
                                                                        --------      --------      --------
Increase (decrease) in cash and cash equivalents                           (65.1)        151.5         (17.2)
Cash and cash equivalents at beginning of year                             193.0          41.5          58.7
                                                                        --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  127.9      $  193.0      $   41.5
                                                                        ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for interest, net of amounts capitalized                   518.0         244.5         152.7
      Cash paid for income taxes                                           250.2         227.0         115.8
                                                                        --------      --------      --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)                                                             2001           2000
--------------------------------                                                          ---------      ---------
ASSETS
PROPERTY, PLANT AND EQUIPMENT
    Utility Plant                                                                         $16,078.9      $15,825.3
    Accumulated depreciation and amortization                                              (7,616.4)      (7,299.4)
                                                                                          ---------      ---------
    Net utility plant                                                                       8,462.5        8,525.9
                                                                                          ---------      ---------
    Gas and oil producing properties, successful efforts method
       United States cost center                                                            1,011.5          904.4
       Canadian cost center                                                                    22.3           19.7
    Accumulated depletion                                                                     (74.6)         (11.0)
                                                                                          ---------      ---------
    Net gas and oil producing properties                                                      959.2          913.1
                                                                                          ---------      ---------
    Other property, at cost, less accumulated depreciation                                    133.0           86.6
                                                                                          ---------      ---------
Net Property, Plant and Equipment                                                           9,554.7        9,525.6
                                                                                          ---------      ---------
INVESTMENTS AND OTHER ASSETS
    Net assets of discontinued operations                                                     375.0          560.4
    Unconsolidated affiliates                                                                 123.9           96.1
    Assets held for sale                                                                       15.4           33.5
    Other investments                                                                          47.8           54.1
                                                                                          ---------      ---------
Total Investments                                                                             562.1          744.1
                                                                                          ---------      ---------
CURRENT ASSETS
    Cash and cash equivalents                                                                 127.9          193.0
    Accounts receivable (less reserve of $63.4 and $43.3, respectively)                       937.7        1,490.2
    Other receivables                                                                          10.1           23.5
    Gas inventory                                                                             377.7          322.5
    Underrecovered gas and fuel costs                                                         129.4          396.1
    Materials and supplies, at average cost                                                    73.3           68.7
    Electric production fuel, at average cost                                                  29.2           15.6
    Price risk management assets                                                              299.2        1,558.5
    Exchange gas receivable                                                                   186.8          615.9
    Prepayments and other                                                                     395.4          233.6
                                                                                          ---------      ---------
Total Current Assets                                                                        2,566.7        4,917.6
                                                                                          ---------      ---------
OTHER ASSETS
    Price risk management assets                                                               19.1           32.6
    Regulatory assets                                                                         521.7          517.1
    Intangible assets, less accumulated amortization                                        3,737.9        3,610.6
    Deferred charges and other                                                                411.9          335.1
                                                                                          ---------      ---------
Total Other Assets                                                                          4,690.6        4,495.4
                                                                                          ---------      ---------
TOTAL ASSETS                                                                              $17,374.1      $19,682.7
                                                                                          =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)                                       2001          2000
--------------------------------                                     ---------     ---------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                  $ 3,469.4     $ 3,409.1
Preferred Stocks--
    Subsidiary Companies
       Series without mandatory redemption provisions                     83.6          83.6
       Series with mandatory redemption provisions                         5.0          49.1
Company-obligated mandatorily redeemable preferred securities
       of subsidiary trust holding solely Company debentures             345.0         345.0
Long-term debt, excluding amounts due within one year                  5,780.8       5,802.7
                                                                     ---------     ---------
Total Capitalization                                                   9,683.8       9,689.5
                                                                     ---------     ---------

CURRENT LIABILITIES
    Current redeemable preferred stock subject to mandatory redemption    43.0            --
    Current portion of long-term debt                                    398.2          64.8
    Short term borrowings                                              1,854.3       2,496.7
    Accounts payable                                                     646.6       1,117.1
    Dividends declared on common and preferred stocks                      1.8           1.0
    Customer deposits                                                     36.3          32.1
    Taxes accrued                                                        274.7         189.3
    Interest accrued                                                      79.6          78.0
    Overrecovered gas and fuel costs                                      49.3            --
    Price risk management liabilities                                    242.3       1,529.2
    Exchange gas payable                                                 287.2         360.5
    Current deferred revenue                                              89.0         451.5
    Other accruals                                                       726.3         573.2
                                                                     ---------     ---------
Total Current Liabilities                                              4,728.6       6,893.4
                                                                     ---------     ---------
OTHER LIABILITIES AND DEFERRED CREDITS
    Price risk management liabilities                                     11.4          39.4
    Deferred income taxes                                              1,726.3       1,798.2
    Deferred investment tax credits                                      105.2         114.3
    Deferred credits                                                     352.5         318.5
    Noncurrent deferred revenue                                          435.4         498.0
    Accrued liability for postretirement benefits                        277.7         272.5
    Other noncurrent liabilities                                          53.2          58.9
                                                                     ---------     ---------
Total Other                                                            2,961.7       3,099.8
                                                                     ---------     ---------
COMMITMENTS AND CONTINGENCIES                                               --            --
                                                                     ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES                                 $17,374.1     $19,682.7
                                                                     =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION


As of December 31, (in millions)                                                   2001         2000
--------------------------------                                                 --------     --------
Common shareholders' equity                                                      $3,469.4     $3,409.1
                                                                                 --------     --------
Preferred Stocks, which are redeemable solely at option of issuer:
      Northern Indiana Public Service Company--
        Cumulative preferred stock--$100 par value--
           4-1/4% series--209,035 outstanding                                        20.9         20.9
           4-1/2% series--79,996 shares outstanding                                   8.0          8.0
           4.22% series--106,198 shares outstanding                                  10.6         10.6
           4.88% series--100,000 shares outstanding                                  10.0         10.0
           7.44% series--41,890 shares outstanding                                    4.2          4.2
           7.50% series--34,842 shares outstanding                                    3.5          3.5
           Premium on preferred stock and other                                       2.8          2.8
        Cumulative preferred stock--no par value--
           Adjusted rate series A (stated value--$50 per share),
             473,285 shares outstanding                                              23.6         23.6
                                                                                 --------     --------
Series without mandatory redemption provisions                                       83.6         83.6
                                                                                 --------     --------

Redeemable Preferred Stocks, subject to mandatory redemption requirements or whose redemption is outside the control of issuer:
      Northern Indiana Public Service Company--
        Cumulative preferred stock--$100 par value--
           7-3/4% series--16,669 and 22,244 shares outstanding, respectively          1.7          2.2
           8.35% series--33,000 and 39,000 shares outstanding, respectively           3.3          3.9
        Cumulative preferred stock--no par value--
           6.50% series--0 and 430,000 shares outstanding, respectively                --         43.0
                                                                                 --------     --------
Series with mandatory redemption provisions                                           5.0         49.1
                                                                                 --------     --------

Company-obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely Company debentures                              345.0        345.0
                                                                                 --------     --------
Long-term debt                                                                    5,780.8      5,802.7
                                                                                 --------     --------

TOTAL CAPITALIZATION                                                             $9,683.8     $9,689.5
                                                                                 --------     --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)                                                                     2001         2000
--------------------------------                                                                   --------      --------
NiSource Inc.:
   Debentures due November 1, 2006, with interest imputed at 5.95% (SAILS(SM))                     $  116.9      $  108.5
                                                                                                   --------      --------
Bay State Gas Company:
   Medium Term Notes--
     Interest rates between 6.00% and 9.20% with a weighted average interest rate of 6.91% and maturities between September 29, 2003 and
       February 15, 2028                                                                               95.5         168.5
   Northern Utilities:
       Medium Terms Notes--Interest rates of 6.93% and 9.70% with a weighted average interest rate of 8.84% and maturities of
         September 1, 2010 and September 1, 2031                                                       18.8          20.5
                                                                                                   --------      --------
       Total long-term debt of Bay State Gas Company                                                  114.3         189.0
                                                                                                   --------      --------
Columbia Energy Group:
   Debentures--
     6.61% Series B - due November 28, 2002                                                              --         281.5
     6.80% Series C - due November 28, 2005                                                           281.5         281.5
     7.05% Series D - due November 28, 2007                                                           281.5         281.5
     7.32% Series E - due November 28, 2010                                                           281.5         281.5
     7.42% Series F - due November 28, 2015                                                           281.5         281.5
     7.62% Series G - due November 28, 2025                                                           229.2         229.2
                                                                                                   --------      --------
           Total                                                                                    1,355.2       1,636.7
   Unamortized discount on long-term debt                                                            (118.7)       (130.5)
   Subsidiary debt--Capitalized lease obligations                                                       2.2           2.4
                                                                                                   --------      --------
       Total long-term debt of Columbia Energy Group                                                1,238.7       1,508.6
                                                                                                   --------      --------
EnergyUSA, Inc. and subsidiaries:
   Notes Payable--
   Interest rates between 6.12% and 12.00% with a weighted average interest rate of 8.72% and various maturities between September 6, 2003
     and February 6, 2010                                                                                --           2.3
                                                                                                   --------      --------
     Total long-term debt of EnergyUSA, Inc.                                                             --           2.3
                                                                                                   --------      --------
NiSource Capital Markets, Inc:
   Subordinate Debentures--Series A, 7-3/4%, due March 31, 2026                                        75.0          75.0
   Senior Notes Payable--6.78%, due December 1, 2027                                                   75.0          75.0
   Medium-term notes--
     Issued at interest rates between 7.38% and 7.99%, with a weighted average interest rate of 7.66% and various maturities between
       April 1, 2004 and May 5, 2027                                                                  300.0         300.0
                                                                                                   --------      --------
     Total long-term debt of NiSource Capital Markets, Inc.                                           450.0         450.0
                                                                                                   --------      --------
Indianapolis Water Company:
   Medium-term notes--
       Medium Terms Notes--Interest rates of 5.99% and 6.61% with a weighted average interest rate of 6.34% and maturities of
         February 1, 2009 and February 1, 2019                                                         80.0            --
                                                                                                   --------      --------
     Total long-term debt of Indianapolis Water Company                                                80.0            --
                                                                                                   --------      --------
NiSource Development Company, Inc.:
   NDC Douglas Properties, Inc.--Notes Payable--
     Interest rate between 6.72% and 8.38% with a weighted average
     interest rate of 8.00% and various maturities between January 1, 2003 and January 1, 2008          8.2          16.9
                                                                                                   --------      --------
     Total long-term debt of NiSource Development Company, Inc.                                         8.2          16.9
                                                                                                   --------      --------
NiSource Finance Corp.:
   Long-Term Notes--
     5 3/4% - due April 15, 2003                                                                      300.0            --
     7 1/2% - due November 15, 2003                                                                   750.0         750.0
     7 5/8% - due November 15, 2005                                                                   900.0         900.0
     7 7/8% - due November 15, 2010                                                                 1,000.0       1,000.0
   Unamortized discount on long-term debt                                                             (20.4)        (24.4)
                                                                                                   --------      --------
     Total long-term debt of NiSource Finance Corp, Inc.                                            2,929.6       2,625.6
                                                                                                   --------      --------
Northern Indiana Public Service Company:
   First mortgage bonds--
     Series T, 7-1/2% - due April 1, 2002                                                                --          38.0
     Series NN, 7.10% - due July 1, 2017                                                               55.0          55.0
   Pollution control notes and bonds--
     Issued at interest rates between 1.56% and 5.7%, with a weighted average interest rate of 1.66% and various maturities between
       October 1, 2003 and April 1, 2019                                                              229.0         233.5
   Medium-term notes--
     Issued at interest rates between 6.50% and 7.69%, with a weighted average interest rate of 7.07% and various maturities between
       March 31, 2003 and August 4, 2027                                                              561.5         578.0
   Unamortized premiums and discount on long-term debt, net                                            (2.4)         (2.7)
                                                                                                   --------      --------
     Total long-term debt of Northern Indiana Public Service Company                                  843.1         901.8
                                                                                                   --------      --------
   Total long-term debt, excluding amount due within one year                                      $5,780.8      $5,802.7
                                                                                                   --------      --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

                                                               ADDITIONAL                      ACCUM.
                                          COMMON    TREASURY     PAID-IN  RETAINED           OTHER COMP.            COMP.
(IN MILLIONS)                              STOCK      STOCK     CAPITAL   EARNINGS OTHER       INCOME     TOTAL    INCOME
-------------                             -------   --------- ----------- -------- ------    ----------- --------  -------
BALANCE JANUARY 1, 1999                   $ 870.9   $ (559.0)   $   94.3  $ 744.3  $ (1.8)      $  1.0   $1,149.7
Comprehensive Income:
    Net Income                                                              160.4                           160.4  $ 160.4
Other comprehensive income, net of tax:
    Gain/loss on available for sale
     securities:
      Unrealized                                                                                   1.8        1.8      1.8
      Realized                                                                                     0.7        0.7      0.7
    Gain/loss on foreign currency
     translation:
      Unrealized                                                                                   0.6        0.6      0.6
      Realized                                                                                     1.0        1.0      1.0
                                          -------   --------    --------  -------  ------       ------   --------  -------
Total comprehensive income                                                                                         $ 164.5
Dividends:
    Common stock                                                           (129.1)                         (129.1)
Treasury stock acquired                               (126.5)                                              (126.5)
Issued:
    Employee stock purchase plan                         0.5         1.1                                      1.6
    Long-term incentive plan                             3.9         0.2             (0.6)                    3.5
    Other acquisition                                    2.7         0.9                                      3.6
    Bay State acquisition                              205.9       109.7                                    315.6
Amortization of unearned compensation                                                 3.5                     3.5
Equity contract costs                                              (34.0)                                   (34.0)
Other                                                                2.2     (1.1)                            1.1
                                          -------   --------    --------  -------  ------       ------   --------  -------
BALANCE DECEMBER 31, 1999                 $ 870.9   $ (472.5)   $  174.4  $ 774.5  $  1.1       $  5.1   $1,353.5
                                          -------   --------    --------  -------  ------       ------   --------  -------
Comprehensive Income:
    Net Income                                                              150.9                           150.9  $ 150.9
Other comprehensive income, net of tax:
    Gain/loss on available for sale
     securities:
      Unrealized                                                                                  (3.2)      (3.2)    (3.2)
      Realized                                                                                     2.1        2.1      2.1
    Gain/loss on foreign currency
     translation:
      Unrealized                                                                                   0.4        0.4      0.4
                                          -------   --------    --------  -------  ------       ------   --------  -------
Total comprehensive income                                                                                         $ 150.2
Dividends:
    Common stock                                                            (98.3)                          (98.3)
Treasury stock acquired                                (65.9)                                               (65.9)
Issued:
    Columbia acquisition                      0.7                1,760.5                                  1,761.2
    Reduction of credit facility              0.1                  280.8                                    280.9
    Long-term incentive plan                    -       22.7         2.2            (14.0)                   10.9
    Formation of new NiSource              (869.7)     515.1       354.6                                        -
Amortization of unearned compensation                                                 6.8                     6.8
Equity contract costs                                                7.7                                      7.7
Other                                                    0.6         4.9     (3.4)                            2.1
                                          -------   --------    --------  -------  ------       ------   --------  -------
BALANCE DECEMBER 31, 2000                 $   2.0   $    0.0    $2,585.1  $ 823.7  $ (6.1)      $  4.4   $3,409.1
                                          -------   --------    --------  -------  ------       ------   --------  -------
Comprehensive Income:
    Net Income                                                              216.2                           216.2  $ 216.2
Other comprehensive income, net of tax:
      Unrealized                                                                                  (3.2)      (3.2)    (3.2)
      Realized                                                                                     0.8        0.8      0.8
    Gain/loss on foreign currency
     translation:
      Unrealized                                                                                  (0.9)      (0.9)    (0.9)
Net unrealized gains on derivatives
    qualifying as cash flow hedges                                                                50.1       50.1     50.1
                                          -------   --------    --------  -------  ------       ------   --------  -------
Total comprehensive income                                                                                         $ 263.0
Dividends:
    Common stock                                                           (239.7)                         (239.7)
Treasury stock acquired
Issued:
    Employee stock purchase plan                                     1.3                                      1.3
    Long-term incentive plan                  0.1                   27.1            (18.0)                    9.2
Amortization of unearned compensation                                                30.0                    30.0
Equity contract costs                                               (1.9)                                    (1.9)
Other                                                                        (1.6)                           (1.6)
                                          -------   --------    --------  -------  ------       ------   --------  -------
BALANCE DECEMBER 31, 2001                 $   2.1   $    0.0    $2,611.6  $ 798.6  $  5.9       $ 51.2   $3,469.4
                                          -------   --------    --------  -------  ------       ------   --------  -------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY (CONTINUED)

                                      COMMON       TREASURY
SHARES (IN THOUSANDS)                 SHARES        SHARES
---------------------                --------      --------
BALANCE JANUARY 1, 1999               147,784       (30,254)
Treasury stock acquired                    --        (4,821)
Issued:
    Employee stock purchase plan           --            60
    Long-term incentive plan               --           194
    Bay State acquisition                  --        11,042
    Other acquisition                      --           134
                                     --------      --------
BALANCE DECEMBER 31, 1999             147,784       (23,645)
                                     --------      --------
Treasury stock cancelled              (26,410)       26,410
Treasury stock acquired                (3,971)
Issued:
    Columbia acquisition               72,453            --
    Stock issuance                     11,500            --
    Employee stock purchase plan           --            62
    Long-term incentive plan              226         1,144
                                     --------      --------
BALANCE DECEMBER 31, 2000             205,553            --
                                     --------      --------
Treasury stock acquired
Issued:
    Employee stock purchase plan           46            --
    Long-term incentive plan            1,893            --
                                     --------      --------
BALANCE DECEMBER 31, 2001             207,492            --
                                     --------      --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. HOLDING COMPANY STRUCTURE

NiSource Inc. (NiSource) is an energy holding company whose subsidiaries provide natural gas, electricity and other products and services to 3.6 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource, organized as an Indiana holding company in 1987 under the name of NIPSCO Industries, Inc., changed its name to NiSource Inc. on April 14, 1999. Subsequent to the completion of the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, as discussed in Note 3 below, NiSource became a Delaware holding company registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). NiSource derives substantially all its revenues and earnings from the operating results of its 16 direct subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of NiSource and its majority-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. With limited exceptions, investments with less than a 20% interest are accounted for under the cost method. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

B. DILUTED AVERAGE COMMON SHARES COMPUTATION. Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effect of the various long-term incentive compensation plans. For 2001 and 2000, the weighted average shares outstanding for diluted EPS also includes the incremental effect of a forward equity contract associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)). For 1999, the incremental effect of shares of common stock associated with another equity forward share purchase contract, calculated under the reverse treasury stock method, is also included in the weighted average shares outstanding for diluted EPS. See Note 12B for a description of the equity forward share purchase contract.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation       2001        2000        1999
-----------------------------------------      -------     -------     -------
Denominator (thousands)
   Basic average common shares outstanding     205,300     134,470     124,343
   Dilutive potential common shares              4,457       1,341         996
                                               -------     -------     -------
Diluted Average Common Shares                  209,757     135,811     125,339
                                               -------     -------     -------

C. CASH AND CASH EQUIVALENTS. NiSource considers all investments with original maturities of three months or less to be cash equivalents.

D. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource's existing regulatory assets

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If NiSource would not be able to continue to apply the provisions of SFAS No. 71, NiSource would have to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, NiSource's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Net regulatory assets and liabilities were comprised of the following items:

At December 31, (in millions)                                               2001       2000
-----------------------------                                              ------     ------
ASSETS
   Reacquisition premium on debt (see Note 14)                             $ 32.7     $ 36.2
   R. M. Schahfer Unit 17 and Unit 18 carrying charges and
      deferred depreciation (see Note 2G)                                    49.7       49.7
   Bailly scrubber carrying charges and deferred depreciation
      (see Note 2G)                                                           6.1        6.4
   Postemployment and other postretirement costs (see Note 10)              198.6      211.2
   Retirement income plan costs                                              15.5       21.1
   Environmental costs                                                       73.5       88.8
   FERC Order No. 636 transition costs                                        5.3        7.9
   Net regulatory effects of accounting for income taxes (See Note 2R)       94.4       75.7
   Underrecovered gas and fuel costs                                        129.4      396.1
   Depreciation (see Note 2G)                                                64.5       39.9
   Uncollectible expense deferred                                            19.5         --
   Other                                                                     62.1       37.6
                                                                           ------     ------
TOTAL ASSETS                                                               $751.3     $970.6
                                                                           ------     ------
LIABILITIES
   Rate refunds and reserves                                               $ 15.1     $ 13.5
   Overrecovered gas and fuel costs                                          49.3         --
   Other                                                                     18.3        8.6
                                                                           ------     ------
TOTAL LIABILITIES                                                          $ 82.7     $ 22.1
                                                                           ------     ------

Regulatory assets of approximately $461.7 million are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through cost of service. The remaining recovery periods generally range from 1 to 15 years. Regulatory assets of approximately $278.4 million require specific rate action.

E. UTILITY PLANT AND OTHER PROPERTY AND RELATED DEPRECIATION AND MAINTENANCE. Property, plant and equipment (principally utility plant) are stated at cost. The cost of utility and other plant of the rate-regulated subsidiaries includes an allowance for funds used during construction (AFUDC). Property, plant and equipment of other subsidiaries include interest during construction (IDC). The 2001 before-tax rates for AFUDC and IDC were 6.6% and 6.8%, respectively. The 2000 before-tax rates for AFUDC and IDC were 6.4% and 6.8%, respectively. The 1999 before-tax rate for AFUDC was 5.5%.

The regulated subsidiaries record depreciation using a straight-line method over the remaining service lives of the electric, gas and common properties.

The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2001, 2000 and 1999 were as follows:

                          2001            2000           1999
                          ----            ----           ----
Electric                  3.7%            3.7%           3.7%
Gas                       3.0%            4.6%           4.4%

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Net utility plant includes amounts allocated to utility plant in excess of the original cost as part of purchase price allocations associated with the acquisition of certain utility businesses, net of accumulated depreciation. Net plant acquisition adjustments were $496.5 million and $553.4 million at December 31, 2001, and December 31, 2000, respectively, and are being amortized over forty-year periods from the respective dates of acquisition.

F. GAS AND OIL PRODUCING PROPERTIES. During the fourth quarter of 2001, NiSource changed its method of accounting for acquisition, exploration and development activities related to oil and gas reserves from the full cost method to the successful efforts method. Under the successful efforts method of accounting, except for property acquisition costs, only costs associated with specific discovered reserves are capitalized. Capitalized costs include mineral interests in properties, wells and related equipment and facilities, support equipment, and uncompleted wells. Depletion expense is equal to annual production multiplied by the depletion rate per unit that is derived by spreading the total costs capitalized under successful efforts over the number of units expected to be extracted over the life of the reserves on a lease basis. The costs capitalized using the successful efforts method, net of accumulated depletion, are subject to impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), through 2001. Beginning January 1, 2002, the net capitalized costs will be subject to impairment testing under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supercedes SFAS No. 121. NiSource, as well as the Securities Exchange Commission (SEC), believes that the successful efforts method is preferable when compared with the full cost method. The accounting change requires that the financial statements of all periods presented be restated to take into account the effect of the change. Compared to full cost, the change to successful efforts reduced operating income by $5.3 million and $10.3 million for 2001 and 2000, respectively.

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

In Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) 1999 rate agreement, the Public Utilities Commission of Ohio (PUCO) authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through December 31, 2004. The revised depreciation rates are lower than those that would have been utilized if Columbia of Ohio were not subject to regulation and, accordingly, a regulatory asset has been established for the difference. The amount of depreciation that would have been recorded for 2001 had Columbia of Ohio not been subject to rate regulation is $37.1 million, a $24.5 million increase over the $12.6 million reflected in rates. The amount of depreciation that would have been recorded for 2000 had Columbia of Ohio not been subject to rate regulation is $34.6 million, a $21.2 million increase over the $13.4 million reflected in rates. The regulatory asset was $64.5 million as of December 31, 2001.

H. AMORTIZATION OF SOFTWARE COSTS. External and incremental internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I. INTANGIBLE ASSETS. Intangible assets were recorded at cost and are amortized on a straight-line basis. The excess of cost over the fair value of the net assets acquired in an acquisition was recorded as goodwill. Goodwill assets of $3.8 billion were reported at December 31, 2001. The goodwill associated with the Columbia acquisition is being amortized over forty years, while goodwill associated with other acquisitions is being amortized over a weighted average period of twenty-seven years. Other intangible assets were approximately $5.0 million at December 31, 2001 and are being amortized over periods of four to eight years. The recoverability of intangible assets is assessed on a periodic basis to confirm that expected undiscounted future cash flows would be sufficient to support the recorded intangible assets. Accumulated amortization of other intangible assets at December 31, 2001 was approximately $2.8 million.

Effective beginning January 1, 2002, goodwill will no longer be amortized pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Instead goodwill will be subject to annual impairment testing under SFAS No.
142. Intangible assets other than goodwill with finite useful lives will continue to be amortized over the assets' useful lives. Intangible assets, other than goodwill, will be subject to impairment testing under SFAS No. 144 which supercedes SFAS No. 121 beginning January 1, 2002. (See Note 6A and 6C).

J. REVENUE RECOGNITION. Except as discussed below, revenues are recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include an estimate for electricity and gas delivered. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities. Revenues relating to energy trading operations are recorded based upon changes in the fair values, net of reserves, of the related energy trading contracts.

K. ESTIMATED RATE REFUNDS. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflects management's current judgment of the ultimate outcome of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.

L. ACCOUNTS RECEIVABLE SALES PROGRAM. NiSource enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying consolidated balance sheets and as operating cash flows in the accompanying statements of consolidated cash flows. The costs of this program, which are based upon the purchasers' level of investment and borrowing costs, are charged to other income in the accompanying statements of consolidated income.

M. USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

N. FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under recovery or over recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. Northern Indiana records any under recovery or over recovery as a current regulatory asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three-month period.

O. GAS COST ADJUSTMENT CLAUSE. NiSource's gas distribution subsidiaries defer differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P. NATURAL GAS IN STORAGE. Both the last-in, first-out (LIFO) inventory methodology and the weighted average methodology are used to value natural gas in storage. Based on the average cost of gas using the LIFO method in December 2001 and December 2000, the estimated replacement cost of gas in storage at December 31, 2001, and December 31, 2000, exceeded the stated LIFO cost by $71.2 million and $791.1 million, respectively. The unusually high estimated replacement cost at December 31, 2000 is due to the spike in gas prices that occurred during the closing months of the year. Inventory valued using LIFO was $300.4 million and $257.2 million at December 31, 2001, and December 31, 2000, respectively. Inventory valued using the weighted average methodology was $77.3 million and $65.3 million at December 31, 2001, and December 31, 2000, respectively.

Q. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction does not occur, the gains or losses are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. For hedges of foreign currency the accounting treatment generally follows the treatment for cash flow hedges or fair value hedges depending on the nature of the foreign currency hedge. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recorded currently in earnings.

NiSource evaluates the contracts of its trading operations in accordance with the criteria for derivative contracts under SFAS No. 133. Contracts not meeting the criteria under SFAS No. 133 are recorded at fair value under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF No. 98-10). EITF No. 98-10 indicates that when certain trading criteria are met, energy contracts, including "energy-related contracts" such as tolling, transportation and storage contracts, should be accounted for at fair value (marked to market) along with any related derivative contracts. The related gains and losses should be included currently in earnings. Energy trading activities refers to energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices.

R. INCOME TAXES AND INVESTMENT TAX CREDITS. NiSource records income taxes to recognize full interperiod tax allocations. Under the liability method of income tax accounting, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax base of existing assets and liabilities.

Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform to regulatory policy.

S. ENVIRONMENTAL EXPENDITURES. NiSource accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated, regardless of when expenditures are made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is discovered or circumstances change. Rate-regulated subsidiaries applying SFAS No. 71 establish regulatory assets on the balance sheet to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

T. STOCK OPTIONS AND AWARDS. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

U. SYNTHETIC LEASES RELATING TO REAL ESTATE. NiSource accounts for the synthetic leases of its Primary Energy subsidiary in accordance with Emerging Issues Task Force Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction" (EITF No. 97-10). EITF No. 97-10 provides the accounting requirements for situations in which an entity (lessee) is involved on behalf of an owner (lessor) with the construction of an asset that will be leased to the lessee when construction of the asset is completed. In these situations, the owner-lessor is generally a special purpose entity. NiSource does not consolidate the special purpose entities related to its Primary Energy projects, pursuant to Emerging Issues Task Force Issue No. 90-15, "Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions," when parties unrelated to NiSource have made substantive residual equity capital investments in the amount of at least three percent of the entities' capitalization.

3. ACQUISITIONS

On November 1, 2000, NiSource completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, primarily consisting of $3,888 million in cash, 72.4 million shares of common stock valued at $1,761 million and SAILS(SM) (units each consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. NiSource has accounted for the acquisition in accordance with the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based on the fair value of those assets and liabilities as of the acquisition date. Based upon the nature of the regulatory environment in which Columbia's rate regulated subsidiaries operate, the fair value of rate-regulated assets and liabilities are generally considered to approximate historical cost. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired, approximately $3.8 billion, has been reflected as goodwill in the consolidated financial statements and has been amortized on a straight-line basis over forty years through 2001.

The final allocation of the purchase price to assets acquired and liabilities assumed in the acquisition of Columbia was as follows:

(in billions)                                                             2000
-------------                                                            -----
ASSETS ACQUIRED:
    Utility plant, net of accumulated depreciation                       $ 4.2
    Oil and gas properties, net of accumulated depletion                   1.0
    Intangible assets                                                      3.8
    Other current assets                                                   1.9
    Other noncurrent assets                                                0.5
                                                                         -----
TOTAL ASSETS                                                              11.4

LIABILITIES ASSUMED:
    Long-term debt                                                         1.8
    Short-term debt                                                        0.2
    Other current liabilities                                              1.6
    Other noncurrent liabilities                                           1.8
                                                                         -----
TOTAL LIABILITIES                                                          5.4
                                                                         -----
NET ASSETS ACQUIRED                                                      $ 6.0
                                                                         -----

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

On a pro forma basis, NiSource's consolidated results of operations for the twelve months ended December 31, 2000 and December 31, 1999, assuming the acquisition of Columbia had occurred on January 1, 1999, would have been:

                                   UNAUDITED

Twelve Months Ended December 31, ($ in millions)          2000        1999
------------------------------------------------         -------     -------
Operating revenue                                        8,069.7     6,106.9
Operating income                                         1,001.8     1,014.5
Net income                                                 131.3       121.5

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 1, 1999, NiSource acquired the stock of TPC Corporation, a Houston-based natural gas marketing and storage company, for approximately $150 million in cash. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets and liabilities acquired based on their estimated fair values. As a result of the TPC Corporation acquisition, NiSource had an indirect investment in the amount of $126.0 million, representing a 77.3% interest in Market Hub Partners, L.P. (MHP). In the fourth quarter of 1999, NiSource acquired the remaining interests in MHP. On September 18, 2000, NiSource sold its ownership interests in MHP to Duke Energy Gas Transmission for $250 million in cash plus the assumption of $150 million in debt. This transaction resulted in a pre-tax gain of $51.9 million, which is reflected as a component of other, net under other income (deductions) in the accompanying 2000 statement of consolidated income. Results for periods presented prior to the acquisition of TPC are not impacted significantly by pro forma results of TPC applied to those periods.

4. RESTRUCTURING ACTIVITIES

During 2000, NiSource developed and began the implementation of a plan to restructure its operations as a result of the acquisitions discussed in Note 3. The restructuring plan included a severance program, a transition plan to implement operational efficiencies throughout NiSource's operations and a voluntary early retirement program. During 2001, the restructuring initiative was continued with the addition of a plan to restructure the operations within the Company's Gas Distribution and Electric Operations segments. Additionally, in December 2001 NiSource announced its plan to indefinitely shut down the Dean
H. Mitchell Generating Station located in Gary, Indiana.

As a result of the restructuring plan initiated during 2001, approximately 500 positions will be eliminated. For all of the plans, a total of approximately 1,400 management, professional, administrative and technical positions will be eliminated. As of December 31, 2001, approximately 725 employees had been terminated.

During 2001, NiSource recorded a pre-tax charge amounting to $28.7 million comprised primarily of severance and related benefits costs for the plans to restructure the operations within the Gas Distribution and Electric Operations segments and indefinitely shut down the generating station. In October 2000, a pre-tax charge of $5.8 million was recorded for severance and related benefits costs. In addition, due to the merger with Columbia during 2000, NiSource assumed $66.9 million in liabilities related to the restructuring of Columbia's operations representing severance and related benefits costs and relocation of certain operations. At December 31, 2001 and 2000, the consolidated balance sheets reflected liabilities of $58.3 million and $65.4 million related to the restructuring plans, respectively.

5. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In November 2001, NiSource, its subsidiary IWC Resources Corporation (IWCR) and the City of Indianapolis (City) signed a definitive agreement for the City to buy the assets of the Indianapolis Water Company (IWC) and other assets of IWCR and its subsidiaries for $515.0 million, which includes $132.4 million in IWC debt and the redemption of $2.5 million of IWC preferred stock. NiSource will retain $80 million of IWC debt. The divestiture of IWCR was required as part of the order by the SEC approving the November 2000 acquisition of Columbia. Closing of the sale is contingent upon the receipt of all necessary consents, including approval by the Indiana Utility Regulatory Commission and the ability of the City to obtain financing. It is anticipated that the transaction will be completed in the second quarter of 2002. The water utilities' operations were reported as discontinued operations.

Results from discontinued operations of the water utilities are provided in the following table:

Twelve months ended December 31, ($ in millions)      2001       2000       1999
------------------------------------------------     ------     ------     ------
REVENUES FROM DISCONTINUED OPERATIONS                 106.3      104.7      105.1
                                                     ------     ------     ------

Income from discontinued operations                     3.1       35.1       14.7
Income taxes                                            3.0       25.3        8.2
                                                     ------     ------     ------
NET INCOME FROM DISCONTINUED OPERATIONS                 0.1        9.8        6.5
                                                     ------     ------     ------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 28, 2002, NiSource sold all of the issued and outstanding capital stock of SM&P Utility Resources, Inc. (SM&P), a wholly owned subsidiary of NiSource to The Laclede Group, Inc. for $37.9 million. SM&P operates an underground locating and marking service in ten midwestern states. In the first quarter of 2002, NiSource will recognize an after-tax gain of $12.3 million related to the sale. The net assets of SM&P were reported as assets held for sale on the consolidated balance sheets.

On August 21, 2001, Columbia sold Columbia Propane Corporation and its subsidiaries (Columbia Propane) to AmeriGas Partners L.P. (AmeriGas) for approximately $196.0 million, consisting of $152.0 million of cash and $44.0 million of AmeriGas partnership common units. On December 11, 2001, NiSource sold the common units in a public offering for $48.5 million. NiSource has also sold substantially all the assets of Columbia Petroleum Corporation (Columbia Petroleum), a diversified petroleum distribution company. At December 31, 2000, the net assets of Columbia Propane and Columbia Petroleum were reported as net assets of discontinued operations on the consolidated balance sheets.

The net assets of the discontinued operations and assets held for sale were as follows:

As of December 31, (in millions)                                    2001         2000
--------------------------------                                   -------      -------
NET ASSETS OF ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
    Accounts receivable, net                                       $  48.4      $ 137.3
    Property, plant and equipment, net                               706.0        897.3
    Other assets                                                      98.9        212.7
    Current liabilities                                             (146.6)      (188.2)
    Debt                                                             (78.7)      (169.4)
    Other liabilities                                               (237.6)      (295.8)
                                                                   -------      -------
NET ASSETS OF ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS     $ 390.4      $ 593.9
                                                                   -------      -------

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A. SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

The Business Combinations Statement is generally effective for combinations initiated after June 30, 2001. The Statement on Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001; however, for business combinations consummated after June 30, 2001 the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

NiSource adopted the provisions of the Business Combinations Statement on July 1, 2001, and adopted the Goodwill and Other Intangible Assets Statement on January 1, 2002. Although NiSource is currently evaluating the impact that the Statements will have on its results of operations, the Company expects the adoption of the Statement on Goodwill and Other Intangibles to have a significantly favorable impact on operating income beginning January 1, 2002 since goodwill is no longer required to be amortized. NiSource amortized approximately $93.1 million of goodwill during 2001.

B. SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time,

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss.

The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. NiSource is currently evaluating the impact that the Statement will have on its financial position and results of operations.

C. SFAS NO. 144 - ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Statement replaces SFAS No. 121, although it retains the two-step impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APBO No. 30), are superceded by SFAS No. 144, except that the Statement preserves the requirement of APBO No. 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The Statement is effective for fiscal years beginning after December 15, 2001. NiSource adopted SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of the Statement to have a material impact on its financial position and results of operations.

7. ELECTRIC OPERATIONS REGULATORY REVIEW

During the course of a regularly scheduled review, referred to as a Level 1 review, the staff of the IURC made a preliminary determination, based on unadjusted historical financial information filed by Northern Indiana, that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite efforts to explain to the IURC staff several adjustments that needed to be made to the filed information to make such an analysis meaningful, the staff recommended that a formal investigation be performed. During 2001, Northern Indiana and several other parties filed testimony, participated in hearings and submitted proposed forms of the order and comments on these proposed orders. Northern Indiana's testimony indicated that if rates are to be changed, they should be increased.

8. RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks inherent in its business. Senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. The open positions resulting from risk management activities are managed in accordance with strict policies, which limit exposure to market risk and require daily reporting to management of potential financial exposure. In recognition of the increasingly varied and complex nature of the energy business, NiSource's risk management policies and procedures continue to evolve and are subject to ongoing review and modification.

ACCOUNTING CHANGE - SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." Effective January 1, 2001, NiSource adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No.
133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c)

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4.0 million and an after-tax reduction to other comprehensive income (OCI) of approximately $17.0 million. The adoption also resulted in the recognition of $178.0 million of assets and $212.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reclassification of deferred revenue to OCI of $17.9 million. During 2001, approximately $7.4 million of the net losses previously included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:

(in millions)             ASSETS   LIABILITIES
-------------             ------   -----------
Price Risk Management     $161.6     $219.9
Deferred Taxes                --       (7.1)
Regulatory                  16.4         --
Debt                          --       (3.8)
Deferred Revenue              --      (17.9)
                          ------     ------
TOTAL                     $178.0     $191.1
                          ------     ------

As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding losses in OCI of $17.0 million. However, the activity for 2001 resulted in unrealized gains on qualifying derivatives of $50.1 million. The activity for 2001 included:

(in millions)                                                                                                2001
-------------                                                                                               ------
Unrealized gains (losses) on derivatives qualifying as cash flow hedges:

    Unrealized hedging losses arising as a result of the cumulative effect of a change in accounting principle, recognized at January 1, 2001, net of
      tax                                                                                                   $(17.0)

    Unrealized hedging gains arising during the period on derivatives qualifying
      as cash flow hedges, net of tax                                                                         69.7

    Reclassification adjustment for net gain included in net income, net of tax
      (including losses of $7.4 million related to the cumulative effect of a
      change in accounting principle)                                                                         (2.6)
                                                                                                            ------
Net unrealized gains on derivatives qualifying as cash flow hedges, net of tax                              $ 50.1
                                                                                                            ------

Unrealized gains and losses on NiSource's hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource's trading portfolio. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $66.0 million at December 31, 2001, of which $65.9 million was included in "Current Assets" and $0.1 million was included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $10.3 million at December 31, 2001, all of which were included in "Current Liabilities."

Following is additional information regarding the impact of SFAS No. 133 by segment.

GAS DISTRIBUTION. For regulatory incentive purposes, the Columbia gas distribution subsidiaries (Columbia LDCs) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Northern Indiana offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the option to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price and the associated delivery month. The NYMEX futures and options contracts satisfy all definitions of a derivative and they qualify and are designated as a cash flow hedge. Northern Indiana has no net gain or loss recognized in earnings due to ineffectiveness or time value for this program in the reporting period and none of the components of the derivative instruments' value are excluded in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of futures and options contracts will result in loss recognition of amounts currently classified in OCI of approximately $2.7 million, net of tax, which will be included in net income. Northern Indiana has futures and options contracts designated as cash flow hedges through December 2002. At this time Northern Indiana expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

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

EXPLORATION AND PRODUCTION. In conjunction with certain fixed price gas delivery commitments, Columbia Resources has purchased financial basis swaps to transfer basis risk from the counterparty back to Columbia Resources. Because these transactions by definition are derivatives and do not qualify for hedge accounting, the changes in the fair value of these swaps directly impact earnings. Additionally, Columbia Resources has engaged in commodity and basis swaps to hedge the anticipated future sale of natural gas. These contracts are derivatives and are designated as cash flow hedges of anticipated future sales. The fair value of the effective portions of these derivatives are recorded in OCI until the related sale. Any ineffectiveness is charged to earnings. Columbia Resources has a net gain of approximately $0.7 million recognized in earnings due to time value in the reporting period and has not excluded components of the derivatives' values in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of derivatives contracts will result in income recognition for amounts currently classified in OCI of approximately $17.6 million, net of tax, which will be included in net income. Columbia Resources has forward derivative contracts designated as cash flow hedges through December 2002. During 2001, Columbia Resources reclassified $2.4 million of certain cash flow hedges into earnings due to the probability that the forecasted transaction would not occur.

MERCHANT OPERATIONS. Certain contracts that would be considered trading contracts at EnergyUSA-TPC Corp. (TPC) are not considered trading contracts at the consolidated level. Certain corresponding, offsetting third-party forward purchase commitments or long futures contracts are designated as cash flow hedges. The mark to fair value impact of the effective portions of these hedges is offset in OCI. There is no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and no components of the derivatives' values have been excluded in the assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of forward contracts will result in loss recognition of amounts currently classified in OCI of approximately $2.0 million, net of tax, which will be included

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in net income. NiSource has designated certain TPC forward derivative contracts as cash flow hedges through September 2003. At this time, NiSource expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

Primary Energy, Inc. (Primary Energy) finances, builds and operates cogeneration plants that generate energy and convert waste products into alternative forms of energy. Primary Energy finances the construction of these facilities by creating synthetic leases. A portion of the synthetic lease payment floats with a referenced interest rate, thus exposing Primary Energy to interest rate risks. Primary Energy engages in interest rate swaps to fix the floating payment and designates these instruments as cash flow hedges. The swaps are entered into to effectively hedge the cash flow risk of the anticipated lease payments. Any earnings impact of changes in the effective portions of the swaps' fair values is charged to OCI until the calculation period is settled. Any ineffectiveness is charged currently to earnings. Primary Energy has no net gain or loss recognized in earnings due to ineffectiveness or time value in the reporting period and it has not excluded any component of the derivative instrument's value in its assessment of hedge effectiveness. It is anticipated that during the next twelve months, expiration of interest rate swap contracts will result in loss recognition of amounts currently classified in OCI of approximately $0.5 million, net of tax, which will be included in net income. Primary Energy has interest rate swap contracts designated as cash flow hedges through June 2002. At this time, Primary Energy expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

OTHER. Columbia Energy Services, Inc. (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into pay fixed/receive floating swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. Changes in the effective portions of the swaps' fair values are included in OCI until the sales are completed. Any ineffectiveness is included in earnings. Columbia Energy Services has no net gain or loss recognized in earnings due to ineffectiveness. It is anticipated that during the next 12 months, expiration of forward swap contracts will result in income recognition of amounts currently classified in OCI of approximately $1.5 million, net of tax. Columbia Energy Services has forward swap contracts designated as cash flow hedges through December 2008. At this time, Columbia Energy Services expects to continue its cash flow hedges due to the probability that the forecasted transactions will occur.

INTEREST RATE SWAPS. Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. At December 31, 2001, Columbia had four interest rate swap agreements outstanding effective through November 28, 2002, on $200.0 million notional amount of its 6.61% Series B Debentures due November 28, 2002. In addition, Columbia has two other outstanding interest rate swap agreements, including a $100.0 million notional value swap effective through November 28, 2005 on its 6.80% Series C Debentures due November 28, 2005 and a $281.5 million notional value swap effective through November 28, 2007 on its 7.05% Series D Debentures due November 28, 2007. The Series D swap can be terminated at the option of the counter party at any time between the optional termination date of November 28, 2005 and the stated termination date of November 28, 2007. Under the terms of all the swap agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable. As a result of these transactions, $581.5 million of Columbia's long-term debt is now subject to fluctuations in interest rates. These interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt's fair value is measured using the short-cut method. Columbia had no net gain or loss recognized in earnings due to ineffectiveness during 2001.

NiSource entered into forward interest rate swaps to hedge the interest rate risk exposure associated with $1.6 billion of its anticipated financing of the Columbia acquisition debt. The swaps had an effective date of March 30, 2001. The interest rate swaps on the $600 million notional amount was scheduled to terminate on March 30, 2006, the interest rate swap on the $500 million notional amount was scheduled to terminate on March 30, 2011 and the interest rate swap on the other $500 million amount was scheduled to terminate on March 30, 2031. Financing for the Columbia acquisition was completed on November 14, 2000, as a result, the interest rate swaps referred to above were terminated early and the ineffective component of the change in the value of the swaps was charged to expense in 2000.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TRADING ACTIVITIES. NiSource's trading operations include the activities of its power trading business and gas trading business associated with TPC. NiSource employs a value-at-risk (VaR) model to assess the market risk of its energy trading portfolios. NiSource estimates the one-day VaR across all trading groups, which utilize derivatives using either Monte Carlo simulation or variance/covariance, at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $1.1 million, $3.7 million and effectively zero and $0.8 million, $2.7 million and effectively zero during 2001 and 2000, respectively. The daily VaR for the gas trading portfolio on an average, high and low basis was $0.9 million, $4.7 million and $0.2 million and $2.3 million, $8.1 million and $0.5 million during 2001 and 2000, respectively.

The fair market value of NiSource power trading assets and liabilities were $60.3 million and $59.4 million, respectively, at December 31, 2001 and $30.9 million and $42.6 million, respectively, at December 31, 2000. The fair market value of NiSource gas trading assets and liabilities were $192.0 million and $184.0 million, respectively, at December 31, 2001. The fair market value of NiSource gas trading assets and liabilities were $1,560.2 million and $1,526.0 million, respectively, at December 31, 2000.

NiSource has recorded power trading revenues and cost of sales of $979.7 million and $966.3 million, respectively, for the year ended December 31, 2001. NiSource has recorded power trading revenues and cost of sales of $485.2 million and $472.9 million, respectively, for the year ended December 31, 2000. Power trading revenues and cost of sales were $237.8 million and $230.4 million, respectively, for the year ended December 31, 1999. NiSource has recorded gas trading revenues and cost of sales of $2,146.1 million and $2,100.2 million, respectively, for the year ended December 31, 2001. NiSource has recorded gas trading revenues and cost of sales of $1,893.3 million and $1,881.1 million, respectively, for the year ended December 31, 2000. Gas trading revenues and cost of sales were $390.4 million and $388.2 million, respectively, for the year ended December 31, 1999.

Unrealized gains and losses on NiSource's trading portfolio are recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource's hedges. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on trading activities of $252.3 million and $1,591.1 million at December 31, 2001 and December 31, 2000, respectively, of which $233.3 million and $1,558.5 million were included in "Current Assets" and $19.0 million and $32.6 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on trading activities (including net option premiums) were $243.4 million and $1,568.6 million, of which $232.0 million and $1,529.2 million were included in "Current Liabilities" and $11.4 million and $39.4 million were included in "Other Liabilities and Deferred Credits" at December 31, 2001 and December 31, 2000, respectively.

9. INCOME TAXES

The components of income tax expense are as follows:

Year Ended December 31, (in millions)                2001         2000         1999
-------------------------------------              -------      -------      -------
INCOME TAXES
Current
    Federal                                        $ 194.0      $  81.3      $  86.4
    State                                             32.3         14.2         13.1
                                                   -------      -------      -------
Total Current                                        226.3         95.5         99.5
                                                   -------      -------      -------
Deferred
    Federal                                          (40.3)        35.1         (9.5)
    State                                              6.2          3.1         (0.2)
                                                   -------      -------      -------
Total Deferred                                       (34.1)        38.2         (9.7)
                                                   -------      -------      -------
Deferred Investment Credits                           (9.0)        (7.8)        (7.6)
                                                   -------      -------      -------
INCOME TAXES INCLUDED IN CONTINUING OPERATIONS     $ 183.2      $ 125.9      $  82.2
                                                   -------      -------      -------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total income taxes from continuing operations are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference are as follows:

Year Ended December 31, (in millions)                                2001                     2000                   1999
-------------------------------------                         -----------------       -----------------       -----------------
Book income from Continuing Operations before
   income taxes                                               $ 395.3                 $ 267.0                 $ 236.1
Tax expense at statutory Federal income tax rate                138.4      35.0%         93.5      35.0%         82.6      35.0%
Increases (reductions) in taxes resulting from:
   Book depreciation over related tax depreciation                2.5       0.6           2.8       1.0           3.9       1.6
   Amortization of deferred investment tax credits               (9.0)     (2.3)         (7.8)     (2.9)         (7.6)     (3.2)
   State income taxes, net of federal income tax benefit         25.0       6.3          10.2       3.6           8.3       3.5
   Reversal of deferred taxes provided at rates in excess
      of the current federal income tax rate                     (2.6)     (0.6)         (4.4)     (1.6)         (5.5)     (2.3)
   Low-income housing / Section 29 credits                       (7.0)     (1.8)         (5.8)     (2.2)         (4.5)     (1.9)
   Nondeductible amounts related to amortization of
      intangible assets and plant acquisition adjustments        33.1       8.4           8.8       3.3           0.4       0.2
   Basis and stock sale differences                                --        --          19.2       7.2            --        --
   Other, net                                                     2.8       0.7           9.4       3.8           4.6       1.9
                                                              -------   -------       -------   -------       -------   -------
INCOME TAXES FROM CONTINUING OPERATIONS                       $ 183.2      46.3%      $ 125.9      47.2%      $  82.2      34.8%
                                                              -------   -------       -------   -------       -------   -------

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource's net deferred tax liability are as follows:

At December 31, (in millions)                                                2001          2000
-----------------------------                                              --------      --------
DEFERRED TAX LIABILITIES
   Accelerated depreciation and other property differences                 $1,788.9      $1,768.1
   Unrecovered gas & fuel costs                                                28.1         138.1
   Other regulatory assets                                                     20.1          23.4
   Prepaid pension and other benefits                                          76.6          63.9
   Premiums and discounts associated with long-term debt                       56.0          58.8
                                                                           --------      --------
Total Deferred Tax Liabilities                                              1,969.7       2,052.3
                                                                           --------      --------
DEFERRED TAX ASSETS
   Deferred investment tax credits                                            (63.6)        (69.0)
   Other postretirement/postemployment benefits                               (75.3)        (63.0)
   Gas Inventory                                                              (18.2)        (15.9)
   Tax loss carryforwards                                                     (19.0)        (32.7)
   Other                                                                      (86.0)        (59.3)
                                                                           --------      --------
Total Deferred Tax Assets                                                    (262.1)       (239.9)
                                                                           --------      --------
Less:  Deferred income taxes related to current assets and liabilities        (18.7)         14.2
                                                                           --------      --------
NON-CURRENT DEFERRED TAX LIABILITY                                         $1,726.3      $1,798.2
                                                                           --------      --------

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

The expected cost of such benefits is accrued during the employees' years of service. Current rates of rate-regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Beginning in 2000, NiSource is reflecting the information presented below as of September 30 rather than December 31. The effect of utilizing September 30 rather than December 31 is not significant. The following tables provide a reconciliation of the plans' funded status and amounts reflected in NiSource's Consolidated Balance Sheets at December 31:

                                                         PENSION BENEFITS             OTHER BENEFITS
                                                      ----------------------      ----------------------
(in millions)                                           2001          2000          2001          2000
-------------                                         --------      --------      --------      --------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year            $1,772.5      $  975.8      $  497.1      $  226.5
   Service cost                                           45.7          24.4          13.4           6.7
   Interest cost                                         139.0          84.7          39.6          21.4
   Plan participants' contributions                         --            --           1.3           0.4
   Plan amendments                                        (9.7)          0.5           8.5            --
   Additional liability for disabled participants           --            --            --           2.4
   Actuarial (gain) loss                                 (33.0)        (33.2)         (1.5)         (4.1)
   Settlement (gain) loss                                 15.8            --            --            --
   Acquisition of business                                  --         760.8            --         255.4
   Special termination benefits                             --           8.0            --            --
   Curtailment (gain) loss                                (5.0)           --         (11.2)           --
   Settlement payments                                   (76.2)           --            --            --
   Benefits paid                                        (113.7)        (48.5)        (27.9)        (11.6)
                                                      --------      --------      --------      --------
Benefit obligation at end of year                      1,735.4       1,772.5         519.3         497.1
                                                      --------      --------      --------      --------
CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year      2,260.9       1,207.0         169.4          30.0
   Actual return on plan assets                         (230.1)         49.5         (35.7)          0.5
   Employer contributions                                  2.9          40.8          37.1           9.8
   Plan participants' contributions                         --            --           1.3           0.4
   Acquisition of business                                  --       1,012.1            --         140.3
   Settlement payments                                   (76.2)           --            --            --
   Benefits paid                                        (113.7)        (48.5)        (27.9)        (11.6)
                                                      --------      --------      --------      --------
Fair value of plan assets at end of year               1,843.8       2,260.9         144.2         169.4
                                                      --------      --------      --------      --------

   Funded status                                         108.4         488.4        (375.1)       (327.7)
   Contributions made after measurement
   date and before fiscal year end                          --           0.1            --            --
   Unrecognized actuarial (gain) loss                     48.5        (390.0)        (83.7)       (135.5)
   Unrecognized prior service cost                        63.3          91.0          15.2           5.6
   Unrecognized transition obligation                     11.9          18.7         130.5         144.6
   Fourth quarter contributions                             --           0.3           5.9           7.0
   One time adjustment                                      --            --           0.2            --
                                                      --------      --------      --------      --------
NET AMOUNT RECOGNIZED AT YEAR-END                     $  232.1      $  208.5      $ (307.0)     $ (306.0)
                                                      --------      --------      --------      --------

                                                                      PENSION BENEFITS                 OTHER BENEFITS
                                                                     --------------------            --------------------
                                                                     2001           2000             2001           2000
                                                                     -----          -----            -----          -----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   SEPTEMBER 30,
   Discount rate assumption                                          7.50%          8.00%            7.50%          8.00%
   Compensation growth rate assumption                               4.50%          4.50%            4.50%          4.50%
   Medical cost trend assumption                                         -              -            5.25%          5.25%
   Assets earnings rate assumption *                                 9.00%          9.00%            9.00%          9.00%

* One of the several established medical trusts and the trust established for life insurance are subject to taxation which results in an after-tax asset earnings rate that is less than 9.00%

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the components of the plans expense for each of the three years:

                                                        PENSION BENEFITS                    OTHER BENEFITS
                                                ------------------------------      ------------------------------
(in millions)                                    2001        2000        1999        2001        2000        1999
-------------                                   ------      ------      ------      ------      ------      ------
NET PERIODIC COST
    Service cost                                $ 45.7      $ 24.4      $ 18.7      $ 13.4      $  6.7      $  4.7
    Interest cost                                139.0        84.7        68.5        39.6        21.4        16.3
    Expected return on assets                   (197.9)     (123.9)      (93.9)      (11.5)       (3.5)       (2.3)
    Amortization of transitional obligation        6.6         6.3         6.3        11.9        12.0        12.0
    Amortization of prior service cost            10.3         7.0         6.4         0.5         0.3         0.3
    Recognized actuarial (gain) loss             (12.7)       (5.3)         --        (7.8)       (5.9)       (5.6)
    Special termination benefits                    --         8.0          --          --          --          --
    Curtailment credits                             --          --          --        (8.9)         --          --
                                                ------      ------      ------      ------      ------      ------
NET PERIODIC BENEFITS COST (BENEFIT)            $ (9.0)     $  1.2      $  6.0      $ 37.2      $ 31.0      $ 25.4
                                                ------      ------      ------      ------      ------      ------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                  1% point      1% point
(in millions)                                                     increase      decrease
-------------                                                     --------      --------
Effect on service and interest components of net periodic cost     $ 7.0         $ (5.8)
Effect on accumulated postretirement benefit obligation            $50.6         $(42.6)

11. AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS

NiSource has 20,000,000 authorized shares of Preferred with a $0.01 par value, of which 4,000,000 shares are designated Series A Junior Participating Preferred Shares and are reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 12A.

The authorized classes of par value and no par value cumulative preferred and preference stocks of Northern Indiana are as follows: 2,400,000 shares of Cumulative Preferred with a $100 par value; 3,000,000 shares of Cumulative Preferred with no par value; 2,000,000 shares of Cumulative Preference with a $50 par value (none outstanding); and 3,000,000 shares of Cumulative Preference with no par value (none outstanding).

The preferred stockholders of Northern Indiana have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

The redemption prices at December 31, 2001, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, were as follows:

                                                                                                         Redemption
                                                                                        Series         Price per Share
                                                                                        -------        ---------------
Northern Indiana Public Service Company:
   Cumulative preferred stock - $100 par value -                                        4-1/4%            $ 101.20
                                                                                        4-1/2%            $ 100.00
                                                                                         4.22%            $ 101.60
                                                                                         4.88%            $ 102.00
                                                                                         7.44%            $ 101.00
                                                                                         7.50%            $ 101.00
   Cumulative preferred stock - no par value adjustable rate (6.00%
      at December 31, 2001), Series A (stated value $50 per share)                                        $  50.00

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The redemption prices at December 31, 2001, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

                                                 Redemption                            Sinking Fund or Mandatory
Series                                         Price per Share                           Redemption Provisions
------                                         ---------------                         -------------------------
Cumulative preferred stock -             $100 par value -
   8.35%                                 $102.71, reduced periodically               3,000 shares on or before
                                                                                     July 1; increasing to 6,000
                                                                                     shares beginning in 2004;
                                                                                     noncumulative option to
                                                                                     double amount each year

   7-3/4%                                $103.53, reduced periodically               2,777 shares on or before
                                                                                     December 1; noncumulative
                                                                                     option to double amount
                                                                                     each year

Cumulative preferred stock -             No par value -
   6.50%                                 $100.00 on October 14, 2002                 430,000 shares on October
                                                                                     14, 2002

Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 2001, for each of the subsequent five years were as follows:

Year Ending December 31, ($ in millions)
----------------------------------------
2002                                                             43.6
2003                                                              0.6
2004                                                              0.9
2005                                                              0.9
2006                                                              0.9

12. COMMON STOCK

As of December 31, 2001, NiSource had 400,000,000 of authorized shares of common stock with a $0.01 par value.

A. SHAREHOLDER RIGHTS PLAN. The Board of Directors of NiSource has adopted a Shareholder Rights Plan, pursuant to which one Right accompanies each share of common stock. Each Right, when exercisable, would initially entitle the holder to purchase from NiSource one one-hundredth of a share of Series A Junior Participating Preferred Stock, with $0.01 par value, at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource's outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the Rights would entitle the holders to purchase NiSource's or the acquirer's common shares for one-half of the market price. The Rights will not dilute NiSource's common stock nor affect earnings per share unless they become exercisable for common stock. The Plan was not adopted in response to any specific attempt to acquire control of NiSource. The Rights are not currently exercisable.

B. EQUITY FORWARD SHARE PURCHASE CONTRACT. During the second quarter of 1999, NiSource entered into a forward purchase contract covering the purchase of up to 5% of NiSource's outstanding common stock. At the end of each quarterly period during the term of the forward purchase contract, NiSource had the option, but not the obligation, to settle the forward purchase contract with respect to all or a portion of the common shares held by the

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

counterparty. The counterparty informed NiSource that approximately 5.6 million shares had been purchased at a weighted average cost of $26.90 per share. NiSource had the option to settle with the counterparty by means of physical, net cash or net share settlement. On a quarterly basis, NiSource paid the counterparty a fee based on the amount paid for common stock purchased by the counterparty, and the counterparty remitted dividends received on shares owned. All such amounts paid and remitted under the contract are reflected in equity contract costs of common stockholders' equity. On December 26, 2000 the contract was terminated and a new agreement was entered into that allowed NiSource to cash settle with the counterparty. The fair value of the new agreement was recorded on the balance sheet as of December 31, 2000 and settled in January 2001.

13. LONG-TERM INCENTIVE PLANS

NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights (SARs), performance units, contingent stock awards and dividend equivalents payable on grants of options, performance units and contingent stock awards. Each option has a maximum term of ten years and vests one year from the date of grant. SARs may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common stock, or a combination thereof.

The amended and restated 1994 Plan provides for the issuance of up to 11 million shares through April 2004. At December 31, 2001, there were 1,920,208 shares reserved for future awards under the amended and restated 1994 Plan.

In connection with the acquisition of Bay State (see Note 3), all outstanding Bay State nonqualified stock options were replaced with NiSource nonqualified stock options. The replacement of such options did not change their original vesting provisions, terms or fair values. Information regarding these options can be found in the following tables about changes in nonqualified stock options under the caption "converted." In connection with the acquisition of Columbia, no options were converted or assumed.

Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapsed on January 27, 2000 and vested at 116% of the number awarded, due to attaining specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 lapsed two years from date of grant and vested at 100% of the number awarded. Restricted stock grants made in 2001 and 2000 were exchanged in 2001 for new grants equal to 150% of the shares of common stock subject to the original grants. Restricted stock issued in conjunction with the new grants generally will vest over a period of years beginning on December 31, 2002, and for the Chief Executive Officer, the awards will vest after the year of death, disability, termination without cause, change of control or retirement. Shares subject to the new grants must be held until December 31, 2004. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 1,991,643 and 667,500 restricted shares outstanding at December 31, 2001 and December 31, 2000, respectively.

The Nonemployee Director Stock Incentive Plan, which was approved by stockholders, provides for the issuance of up to 200,000 shares of common stock to nonemployee directors. The Plan provides for awards of common stock, which vest in 20% increments per year, with full vesting after five years. The Plan also allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director's death or disability, or a change in control of NiSource. If a director's service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any shares of common stock not vested as of the date of termination are forfeited. As of December 31, 2001, 87,500 shares had been issued under the Plan.

These plans are accounted for under APB Opinion No. 25. The compensation cost that was charged against net income for restricted stock awards was $30.0 million, $6.8 million and $3.5 million for years ended December 31, 2001, 2000 and 1999, respectively. On January 1, 2001, NiSource granted 1.7 million employee stock options with an identical exercise price that was less than fair market value at the time of the grant. The Company recorded a pre-tax charge of $6.9 million in 2001 related to this option grant.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Transactions for the three years ended December 31, 2001, are as follows:

                                                      Weighted Average
                                       Options        Option Price ($)
                                     ----------       ----------------
Outstanding at December 31, 1998      2,651,300            19.61
   Granted                              744,750            24.59
   Converted                            740,780            15.03
   Exercised                           (171,374)           14.03
   Cancelled                            (17,000)           28.45
                                     ----------            -----
Outstanding at December 31, 1999      3,948,456            19.90
   Granted                            1,235,000            20.97
   Exercised                           (603,073)           14.95
   Cancelled                           (117,500)           23.88
                                     ----------            -----
Outstanding at December 31, 2000      4,462,883            20.76
   Granted                            1,725,105            25.92
   Exercised                           (563,908)           17.40
   Cancelled                           (117,498)           25.93
                                     ----------            -----
OUTSTANDING AT DECEMBER 31, 2001      5,506,582            22.62
Exercisable at December 31, 2001      3,822,269            21.17
                                     ----------            -----

The following table summarizes information on stock options outstanding and exercisable at December 31, 2001:

                                                Options Outstanding                           Options Exercisable
                          -----------------------------------------------------------  -----------------------------------
                                           Weighted Average       Weighted Average                        Weighted Average
  Range of Exercise          Number        Exercise Price       Remaining Contractual    Number            Exercise Price
Prices Per Share ($)      Outstanding        Per Share ($)          Life in Years      Exercisable          Per Share ($)
--------------------      -----------      ----------------     ---------------------  -----------        ----------------
    13.03 - 19.55         1,573,569              16.82                 4.0              1,573,569               16.82
    19.56 - 29.22         3,933,013              24.95                 8.0              2,248,700               24.21
    -------------         ---------              -----                 ---              ---------               -----
    13.03 - 29.22         5,506,582              22.63                 6.9              3,822,269               21.17
    -------------         ---------              -----                 ---              ---------               -----

There were no SARs outstanding at December 31, 2001, 2000 or 1999.

Had compensation cost been determined consistent with the provisions of the SFAS No. 123 fair value method (See Note 2T), NiSource's net income and earnings per share would have been the pro forma amounts below:

Year Ended December 31, ($ in millions, except per share data)               2001            2000            1999
--------------------------------------------------------------               -----           -----           -----
NET INCOME
    As reported                                                              216.2           150.9           160.4
    Pro forma                                                                210.7           147.6           158.8
Earnings per share
    Basic   - as reported                                                     1.05            1.12            1.29
            - pro forma                                                       1.02            1.10            1.27
    Diluted - as reported                                                     1.03            1.11            1.27
            - pro forma                                                       1.00            1.09            1.27

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 3.58 - 4.90%. The weighted average fair value of options granted was $8.44, $4.61 and $3.66 during the years 2001, 2000 and 1999, respectively. The following assumptions used for grants in 2001, 2000 and 1999:

                                 2001                 2000               1999
                                 ----                 ----               ----
Expected Life                  5.6 YRS.              5.4 - 5.8 yrs.     5.25 yrs.
Interest Rate                 4.0 - 4.9%             6.1 - 6.6%          5.9%
Volatility                   27.5 - 28.4%           26.2 - 29.0%        15.7%

14. LONG-TERM DEBT

In November 2000, NiSource, through its NiSource Finance subsidiary, issued $2.5 billion of notes, providing a layer of permanent financing for the acquisition of Columbia. This issuance included $750.0 million of three-year notes bearing a 7.50% coupon and maturing on November 15, 2003; $750.0 million of five-year notes bearing a 7.625% coupon and maturing on November 15, 2005 and $1.0 billion of ten-year notes bearing a 7.875% coupon and maturing on November 15, 2010. Subsequently, an additional $150.0 million of five-year notes were issued, bearing a 7.625% coupon and maturing on November 15, 2005. The notes are guaranteed by NiSource.

As a portion of the consideration payable in the acquisition of Columbia (See
Note 3), NiSource issued 55.5 million SAILS(SM). The SAILS(SM) were issued as one unit consisting of two separate instruments: a debenture with a stated amount of $2.60 and a purchase contract requiring the holder to purchase for $2.60 cash, a number of shares of NiSource common stock based on a settlement rate that is indexed to the market price of NiSource common stock. The purchase contract settlement date will be on November 1, 2004 or earlier if there is a change in control of NiSource before that date. The purchase contracts may not be settled prior to the purchase contract settlement date. The debentures, which mature on November 1, 2006, have been pledged to secure the holders' obligation to purchase common stock under the purchase contract.

Sinking fund requirements and maturities of long-term debt outstanding at December 31, 2001, for each of the four years subsequent to December 31, 2002 were as follows:

($ in millions)
---------------
2003                                1,199.2
2004                                  115.7
2005                                1,014.0
2006                                  440.4

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

Of NiSource's $5,780.8 million of long-term debt at December 31, 2001, $450.0 million was issued by NiSource's affiliate, Capital Markets. The financial obligations of Capital Markets, are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets' obligations in the event of a failure to pay by Capital Markets. Restrictions in the Support Agreement prohibit recourse on the part of Capital Markets' creditors against the stock and assets of Northern Indiana that are owned by NiSource. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets' creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, was $13.8 billion at December 31, 2001.

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. At December 31, 2001, Columbia had four interest rate swap agreements outstanding effective through November 28, 2002, on $200.0 million notional amount of its 6.61% Series B Debentures due November 28, 2002. In addition, Columbia has two other outstanding interest rate swap agreements, including a $100.0 million

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

notional value swap effective through November 28, 2005 on its 6.80% Series C Debentures due November 28, 2005 and a $281.5 million notional value swap effective through November 28, 2007 on its 7.05% Series D Debentures due November 28, 2007. The Series D swap can be terminated at the option of the counter party at any time between the optional termination date of November 28, 2005 and the stated termination date of November 28, 2007. Under the terms of all the swap agreements, Columbia pays interest based on a floating rate index and receives interest based on a fixed rate. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable.

15. SHORT-TERM BORROWINGS

Acquisition Financing

In November 2000, NiSource, through its NiSource Finance subsidiary, entered into a $6.0 billion 364-day acquisition facility with a syndicate of banks. The facility was put in place to finance $6.0 billion acquisition of Columbia, which was consummated on November 1, 2000. Borrowings under the facility were guaranteed by NiSource. On November 1, 2000, the facility supported $4.1 billion of commercial paper issued by NiSource Finance to finance the Columbia acquisition. At December 31, 2000, the facility supported the remaining $1.1 billion of commercial paper originally issued in connection with the Columbia acquisition.

Subsequent to the November 1, 2000 Columbia acquisition, the Company reduced its acquisition related commercial paper borrowings through the issuance of $2.65 billion of notes, completed in the fourth quarter of 2000.

On November 27, 2000, the Company issued 11,500,000 new shares of NiSource, Inc. common stock at an offering price of $25.25 per share. The $280.9 million of net proceeds were used to reduce borrowings under the NiSource Finance acquisition credit facility.

Permanent Credit Facility

During March 2001, NiSource arranged $2.5 billion in revolving credit facilities with a syndicate of banks to support its future working capital requirements, providing back-stop support for NiSource's commercial paper program. The new facility consolidated essentially all of NiSource's existing short-term credit facilities into one credit facility at NiSource Finance. The $2.5 billion credit facility is evenly split between a $1.25 billion 364-day facility that terminates on March 22, 2002 and a $1.25 billion facility that terminates on March 23, 2004. NiSource is currently evaluating the appropriate dollar commitment level, if any, to be renewed under the 364-day facility on March 22, 2002. In addition, NiSource has begun preparation for the facility renewal and syndication process.

As of December 31, 2001, NiSource had $51.7 million of letters of credit outstanding. At December 31, 2000, NiSource had $128.5 million of letters of credit outstanding.

Short-term borrowings were as follows:

At December 31, (in millions)                                                              2001            2000
-----------------------------                                                            ---------       ---------
Commercial paper weighted average interest rate of 3.14% for 2001.                       $ 1,004.3       $ 2,078.8
Credit facility (3-Year Facility) borrowings weighted average interest rate of
   2.58% at 12/31/01                                                                         850.0           417.9
                                                                                         ---------       ---------
TOTAL SHORT-TERM BORROWINGS                                                              $ 1,854.3       $ 2,496.7
                                                                                         ---------       ---------

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Corporate PIES were offered as one unit comprised of two separable instruments. The first component consists of stock purchase contracts to purchase, four years from the date of issuance, shares of common stock at a face value of $50. The second component consists of mandatorily redeemable preferred securities (Preferred Securities), which represent an undivided beneficial ownership interest in the assets of NIPSCO Capital Trust I (Capital Trust). The Preferred Securities have a stated liquidation amount of $50. The sole assets of Capital Trust are subordinated debentures (Debentures) of Capital Markets that earn interest at the same rates as the Preferred Securities to which they relate, and certain rights under related guarantees by Capital Markets. The Preferred Securities have been pledged to secure the holders' obligation to purchase common stock under the stock purchase contracts.

Distributions paid on the Preferred Securities are presented under the caption "Minority Interests" in NiSource's Statements of Consolidated Income. The amounts outstanding are presented under the caption "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company debentures" in NiSource's Consolidated Balance Sheets. At December 31, 2001, there were 6.9 million 5.9% Preferred Securities outstanding with Capital Trust assets of $345.0 million. At December 31, 2000, there were 6.9 million 5.9% Preferred Securities outstanding with Capital Trust assets of $345.0 million.

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

The carrying values and estimated fair values of financial instruments were as follows:

                                                      CARRYING         ESTIMATED         Carrying        Estimated
                                                       AMOUNT         FAIR VALUE          Amount        Fair Value
At December 31, ($ in millions)                         2001              2001             2000             2000
-------------------------------                       --------        ----------         --------       -----------
Long-term investments                                     44.8              44.6             57.4              56.5
Long-term debt (including current portion)             6,179.0           6,508.1          5,867.5           5,291.7
Preferred stock (including current portion)              132.2             114.0            133.3             107.1
Company-obligated mandatorily redeemable
    preferred securities of subsidiary trust
    holding solely Company debentures                    345.0             313.6            345.0             372.6

A portion of the long-term debt relates to utility operations. The utilities are subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

In October 1999, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade accounts receivable to Columbia Accounts Receivable Corporation (CARC), a wholly owned subsidiary of Columbia. At the same time, CARC entered into an agreement, with a third party, Canadian Imperial Bank of Commerce (CIBC), to sell a percentage ownership interest in a defined pool of accounts receivable (Sales Program). Under this Sales Program, CARC can transfer an undivided interest in a designated pool of its accounts receivable on an ongoing basis up to a maximum of either $125.0 million or $100.0 million, as determined by the seasonal fluctuation in Columbia of Ohio's account receivable balances and the mutual consent of both parties. The amount available at any measurement date varies based upon the level of eligible receivables. Under this agreement, approximately $82.8 million of receivables were sold as of December 31, 2001.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under a separate agreement, in conjunction with the Sales Program, Columbia of Ohio acts as agent for CIBC, the ultimate purchaser of the receivables, by performing record keeping and cash collection functions for the accounts receivable sold by CARC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

Northern Indiana may sell, without recourse, up to $100 million of certain of its accounts receivable to Citibank under a sales agreement, which expires May 2003. Northern Indiana has sold $100 million under this agreement.

Under a separate agreement, in conjunction with the sales agreement, Northern Indiana acts as agent for Citibank, by performing record keeping and cash collection functions for the accounts receivable sold to Citibank. Northern Indiana receives a fee, which provides adequate compensation, for such services.

18. OTHER COMMITMENTS AND CONTINGENCIES

A. CAPITAL EXPENDITURES. NiSource expects that approximately $650.8 million will be expended for construction purposes during 2002. Substantial commitments have been made in connection with this construction program.

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

D. GUARANTEES AND INDEMNITIES.

PRIMARY ENERGY. Primary Energy is currently involved in six projects that are concerned with the generation of electricity, steam, or thermal energy on the sites of industrial customers. Five projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees, sublease payments, unit sale payments or processing fees. One project, Whiting Clean Energy, will obtain natural gas to produce electricity for sale in the wholesale markets and steam for industrial use.

Each project is developed by a wholly-owned subsidiary (the "Lessee") of Primary Energy. The Lessee leases the facility after completion of construction from a non-affiliated special purpose entity (the "Lessor"), which owns the facility and advances the funds for construction. The Lessor obtains funding primarily from bank borrowings or a private placement of notes, secured by the Lessor's rights in the facility. The indebtedness of the Lessor is not treated as indebtedness of NiSource under generally accepted accounting principles in the United States. The lease payments from the Lessee to the Lessor are based on a return on the amounts advanced plus any amortization of the amounts advanced. With respect to three of the projects, the costs of the project financing depend on the debt rating on NiSource's outstanding commercial paper or long-term debt.

The projects are located on the customers' premises pursuant to long-term ground leases. The responsibility for operation and maintenance lies directly with the industrial customers for two of the projects and with the Lessee on the remaining projects. Where the Lessee is responsible for the operation and maintenance, it contracts with third parties to manage and perform the operation and maintenance activities.

NiSource, either directly or through Capital Markets, has guaranteed or in substance guaranteed most lease payments to the Lessors, including regular lease payments, accelerated lease payments on an event of default, and payment obligations, including residual guarantee amounts, at the end of lease terms. In the case of an event of default, a Lessor can accelerate the full, unamortized amount of the Lessor's funding. The aggregate unamortized funding for all the projects at December 31, 2001 was $629.7 million.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At the end of an initial lease term, the Lessee has the right to purchase the facility for the unamortized amount of the Lessor's funding. If the Lessee cannot satisfy return conditions, the Lessee is required to purchase the facility at such price. If the Lessee determines not to purchase the facility and the Lessee can satisfy the return conditions, the Lessee may be responsible for a residual guarantee amount. Since the energy contracts with the industrial customers are long-term and typically extend past the initial lease term, the Lessee's strategy is to attempt to refinance the property and extend the lease term.

The present value of a Lessee's aggregate liability for lease payments and residual guarantees is generally limited to an amount equal to less than 90% of the amount advanced. The following table shows, by year, future minimum rental payments, including maximum residual guarantee amounts and additional amounts due if the Lessees were to purchase all the facilities at the end of the initial terms of the leases.

                             Minimum Rental      Additional
($ in millions)                 Payments           Payment         TOTAL
---------------              --------------      ----------        -----
2002                               87.7              5.5             93.2
2003                              103.2             12.1            115.3
2004                               52.6               --             52.6
2005                               52.7               --             52.7
2006                              102.2              8.6            110.8
After                             472.9             81.3            554.2

The amounts contained in the first column, representing future minimum rental payments are included as part of the future minimum rental payments for operating leases shown in Note 18G.

Primary Energy's Whiting Clean Energy project at BP's Whiting, Indiana refinery has incurred delays primarily associated with remediating damage that occurred during commissioning in September 2001. The delays have also resulted in an increase in estimated project costs and the need for approximately $20 million of additional funding. Primary Energy has asserted a claim against the construction contractor relating to the delay. The project is expected to be capable of producing electricity in the first quarter of 2002, at a total cost of approximately $320 million.

In addition to the construction issues at the Whiting Clean Energy facility, NiSource projects that the facility will operate at a loss based on the current market view of forward pricing in the gas and electric markets. For 2002, the after-tax loss is projected to be approximately $16.0 million. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns.

Primary Energy's Ironside project at LTV Steel Company's East Chicago, Indiana mill has been negatively impacted by LTV's bankruptcy filing in December 2000 and LTV's December 2001 decision to idle the steel mill. The Ironside facility is complete in all material respects. However, the facility cannot currently be operated on an economic basis if the mill is not operating. In addition, there can be no guarantee that LTV will not reject the project contracts in connection with the bankruptcy, in which event the Lessee will have limited contract damages against LTV and the status of an unsecured creditor. Primary Energy believes that the Ironside project brings economic value to the operator of the mill by utilizing energy waste streams to generate electricity for the mill at attractive prices. However, there can be no assurance that any successor to LTV will reopen the mill or be willing to restructure the transaction on an economic basis to Primary Energy. The winner of the bids for the purchase of LTV's steel mill will be determined on February 28, 2002. The total cost of the Ironside project is approximately $67 million.

The lease at Primary Energy's North Lake project is due to expire in June 2002. Of the several options available, the most likely outcomes are that the project will be refinanced and the lease will be extended or that the Lessee will purchase the project at its unamortized cost of approximately $38 million. If the Lessee purchases the project, the payment will be funded by NiSource. The strategy at this time is to pursue refinancing.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, a subsidiary of Primary Energy is a 50% partner in a partnership, which operates a coal pulverization facility. The partnership has entered into a lease of a 50% undivided interest in the facility. NiSource has entered into a guarantee of all of the obligations of the partnership under the lease. Minimum rental payments under the lease are as follows:

($ in millions)
---------------
2002                                  3.4
2003                                  6.2
2004                                  4.3
2005                                  4.3
2006                                  4.3
After                                19.5

In an event of default, the partnership will be required to pay a stipulated amount under the lease. This amount was $34.7 million as of December 31, 2001.

E. OTHER LEGAL PROCEEDINGS. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource's consolidated financial position.

F. ENVIRONMENTAL MATTERS.

GENERAL. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

GAS DISTRIBUTION. Several Gas Distribution subsidiaries are "potentially responsible parties" (PRPs) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant
(MGP) sites which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution subsidiaries may be required to share in the cost of clean up of such sites. In addition, some Gas Distribution subsidiaries have corrective action liability under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks and under the Toxic Substances Control Act (TSCA) for clean up of polychlorinated biphenyls (PCBs) released at various facilities.

Gas Distribution subsidiaries are parties to or otherwise involved in clean up of four waste disposal sites under Superfund or similar state laws. For one of these sites the potential liability is de minimis and, for the other three, the final costs of clean up have not yet been determined. As site investigations and clean-ups proceed and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted.

A program has been instituted to identify and investigate former MGP sites where Gas Distribution subsidiaries or predecessors are the current or former owner. The investigation has identified 84 such sites. Initial investigation has been conducted at 42 sites. Of these sites, additional investigation activities have been completed or are in progress at 34 sites and remedial measures have been implemented or completed at 19 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5).

As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the SEC's Staff Accounting Bulletin No. 92 (SAB No. 92) which covers accounting and disclosures relating to loss contingencies, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP No.96-1).

As of December 31, 2001, a reserve of approximately $68.2 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response actions required, after consideration of insurance coverage, contributions from other PRPs and rate recovery, will not have a material effect on its financial position.

MERCURY PROGRAM. Until the 1960s, gas regulators containing small quantities of mercury were installed in homes on some natural gas systems. The purpose of these regulators was to reduce the pressure of the natural gas flowing from the service line for use inside of the home.

In 2000, several gas distribution companies unaffiliated with NiSource were involved in highly publicized testing and clean-up programs resulting from mercury spills associated with the removal of gas regulators containing mercury. A number of the NiSource Gas Distribution subsidiaries historically utilized gas regulators that contained small quantities of mercury. All NiSource Gas Distribution subsidiaries have implemented programs to investigate, maintain and/or remove and replace gas regulators containing mercury, including procedures ensuring that any accidental mercury spills are detected and properly cleaned up. To date no material problems associated with past or current use or removal of mercury regulators have been identified.

As a result, NiSource believes it is unlikely that any financial exposure from this matter would have a material effect on its financial position or results of operations of its Gas Distribution subsidiaries.

ELECTRIC OPERATIONS. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides
(NOx), which became fully effective in 2000. All of Northern Indiana's facilities are in compliance with the sulfur dioxide and NOx limits.

During 1998, the U.S. Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. Consistent with the EPA requirements, the State of Indiana developed regulations implementing the control program, which became effective September 16, 2001. The EPA approved the state rules effective December 10, 2001. Compliance with the NOx limits contained in these rules is required by May 31, 2004. The NOx emission limitations in the Indiana rules are more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. Capital estimates of Northern Indiana's NOx control compliance costs range from $200 to $300 million over the next 2 years. Actual compliance costs may vary depending on a number of factors including market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

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

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matters to the EPA. The Court of Appeals decision was appealed to the Supreme Court, which heard oral arguments on November 7, 2000. The Supreme Court rendered a complex ruling on February 27, 2001 that will require some issues to be resolved by the D.C. Circuit Court and the EPA before final rulemaking

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

occurs. Consequently, final rules specifying a compliance level, deadline, and controls necessary for compliance are not expected in the near future. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA and are currently not reasonably estimable. NiSource will continue to closely monitor developments in this area. However, the exact nature of the impact of the new standards on its operations will not be known for some time.

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

The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants. In response to the CAAA requirements, on December 20, 2000, the EPA issued a finding that the regulation of emissions of mercury and other air toxics from coal and oil-fired electric steam generating units is necessary and appropriate. The EPA expects to issue proposed regulations by December 15, 2003, and finalized regulations by December 15, 2004. The potential impact, if any, to NiSource's financial results that may occur because of any of these potential new regulations is unknown at this time.

The EPA is in the process of developing a program to address regional haze. The new administration announced that the EPA would move forward with rules that mandate the states to require power plants built between 1962 and 1977 to install the "best available retrofit technology" or BART. The BART program will target for control by 2013 those pollutants that limit visibility, namely particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with these rules.

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

REMEDIATION. Northern Indiana is a PRP at four waste disposal sites under CERCLA and similar state laws, and may be required to share in the cost of clean up of such sites. In addition, Northern Indiana has corrective action liability under the RCRA for closure and clean-up costs associated with treatment, storage, and disposal sites. As of December 31, 2001, a reserve of approximately $2.2 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other PRPs and their financial viability and the extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response required will not have a material effect on the its financial position or results of operations.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GAS TRANSMISSION. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As of December 31, 2001, field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at a number of the 240 facilities.

Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. Columbia Transmission is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as characterization reports and remediation plans are completed and approved by the EPA, and additional remediation work is performed, Columbia Transmission should be able to develop a probable and reasonable estimate for the entire program consistent with SAB No. 92, SFAS No. 5, and SOP No. 96-1.

Columbia Transmission and Columbia Gulf are PRPs at several waste disposal sites. The potential liability is believed to be de minimis, however, the final allocation of clean-up costs has yet to be determined. As site investigations and clean-ups proceed and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted.

At the end of 2001, the remaining environmental liability recorded on the balance sheet for the Gas Transmission and Storage operations was $90.5 million. Columbia Transmission's environmental cash expenditures are expected to be approximately $12.5 million in 2002. These expenditures will be charged against the previously recorded liability. A regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on NiSource's operations, liquidity or financial position, based on known facts, existing laws, regulations, Columbia Transmission's cost recovery settlement with customers and the time period over which expenditures will be made.

TRANSCOM. In spring 2000, Transcom received directives from the Philadelphia District of the U.S. Army Corps of Engineers (Philadelphia District) and an administrative order from Pennsylvania Department of Environmental Protection (PA DEP) addressing alleged violations of federal and state laws resulting from construction activities associated with Transcom's laying fiber optic cable along portions of a route between Washington, D.C. and New York City. The order and directives required Transcom to largely cease construction activities. On September 18, 2000, Transcom entered into a voluntary settlement agreement with the Philadelphia District under which Transcom contributed $1.2 million to the Pennsylvania chapter of the Nature Conservancy and the Philadelphia District lifted its directives. As a result of the voluntary agreement with the Philadelphia District and communications with the PA DEP, the Maryland Department of the Environment and the Baltimore District of the US Army Corps of Engineers, work in Pennsylvania and Maryland was allowed to be continued and has been completed. On October 25, 2001, Transcom entered into a Consent Order and Agreement with the PA DEP in settlement of its enforcement action under which Transcom paid $80,633 in penalties and $223,567 to fund six community environmental projects through the Green Valleys Association.

DISCONTINUED OPERATIONS. NiSource affiliates have retained environmental cleanup liability associated with some of its former companies, including Columbia Propane, Columbia Petroleum, and certain local gas distribution companies. The primary environmental liability associated with former propane operations relates to a former MGP site in Wisconsin for which reserves have been accrued. Environmental liability associated with former petroleum operations includes relatively minor cleanups of product spills at third party properties and liability for pre-existing environmental conditions at former petroleum terminals pursuant to sale agreements. A NiSource affiliate also retains liability for two former MGP sites associated with a local gas distribution company in New York, for which reserves have been accrued.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The ultimate liability in connection with these sites will depend upon many factors including the extent of environmental response actions required, other PRPs and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5 and consistent with SOP No. 96-1. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. NiSource believes that any environmental response actions required at former operations, for which it is ultimately liable, after consideration of insurance coverage and contributions from other PRPs, will not have a material adverse effect on NiSource's financial position.

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

Under the Federal Safe Drinking Water Act (SDWA), IWCR's water utility subsidiaries are subject to regulation by the EPA for the quality of water sold and treatment techniques used to make the water potable. The EPA promulgates nationally-applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes the water utilities are currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow the EPA more authority to weigh the costs and benefits of regulations being considered in some, but not all, cases. In December 1998, the EPA promulgated two National Primary Drinking Water rules, the Interim Enhanced Surface Water Treatment Rule and the Disinfectants and Disinfection Byproducts Rule. Management does not believe that significant changes will be required to the water utilities' operations to comply with these rules; however, some cost expenditures for equipment modifications or enhancements may be necessary to comply with the Interim Enhanced Surface Water Treatment Rule. Additional rules are anticipated to be promulgated under the 1996 amendments. Compliance with such standards could be costly and require substantial changes in the water utilities' operations.

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

As of December 31, 2001, a reserve of approximately $167.3 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other PRPs and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required, after consideration of insurance coverages, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $132.4 million in 2001, $57.4 million in 2000 and $48.5 million in 1999.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

($ in millions)
---------------
2002                                                                   149.8
2003                                                                   168.1
2004                                                                   110.5
2005                                                                   109.3
2006                                                                   157.9
After                                                                  643.2

H. PURCHASE COMMITMENTS. NiSource has service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2002 to 2014, provide for NiSource to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2001, were:

($ in millions)
---------------
2002                                                                    136.2
2003                                                                     92.8
2004                                                                     80.8
2005                                                                     64.8
2006                                                                     53.2
After                                                                   237.5

19. ENRON BANKRUPTCY FILING

On December 2, 2001, Enron Corp. filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. NiSource has certain exposure to Enron as a result of hedging and trading activities and providing services to Enron at NiSource's gas pipeline and gas distribution subsidiaries. Prior to Enron's bankruptcy filing, NiSource had basis and commodity swaps, pipeline transportation and storage agreements, physical commodity contracts for natural gas, electricity and coal, and SO2 trading agreements in place with Enron as the counterparty. All contracts, with the exception of the pipeline transportation and storage agreements and a contract to supply gas to choice customers of the Columbia of Ohio gas distribution subsidiary, were terminated by NiSource at the end of November 2001. NiSource recorded a pre-tax charge of $17.8 million in 2001 related to the Enron bankruptcy filing.

20. TELECOMMUNICATION NETWORK (TRANSCOM)

As a result of project delays, cost overruns and a decline in the fiber optics market that have occurred since the acquisition of Columbia, NiSource recorded a charge of $9.2 million to operating income in the second quarter of 2001, related to Transcom, a fiber optics telecommunications network.

In September and October 2000, management held discussions with investment banking firms seeking strategic options for the Transcom assets. Although significant uncertainties existed surrounding the estimated costs to complete the fiber optic network, time to market in a competitive environment, and delays due to construction deficiencies and environmental issues, management decided to complete the Transcom network and sell the completed network.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company received subsequent information pertaining to the estimated construction costs and delays. Consequently, management concluded that the carrying value of the telecommunication assets exceeded the realizable value by approximately $89.2 million. Consequently, goodwill resulting from the acquisition of Columbia was increased by a substantial portion of such excess carrying amount ($52.0 million after-tax).

In August 2001, Transcom invited potential buyers to submit bids for the assets. Based on these bids, present market conditions preclude Transcom from realizing the carrying value of the assets by selling at the present time. Therefore management has decided to operate the network, while continuing to evaluate market conditions for possible sale. At December 31, 2001, the anticipated cash flow from Transcom's business plan indicates that the asset's current carrying value is realizable. However, economic and other events may adversely affect Transcom's ability to achieve such plan.

21. OTHER, NET

Year Ended December 31, (in millions)      2001              2000             1999
-------------------------------------     ------            ------          -------
Interest income                           $  0.1            $ 18.7           $  6.5
Gain on sale of assets                      18.8              55.4              7.5
Miscellaneous                               (6.9)            (31.8)           (34.6)
                                          ------            ------           ------
TOTAL OTHER, NET                          $ 12.0            $ 42.3           $(20.6)


22. INTEREST EXPENSE, NET

Year Ended December 31, (in millions)       2001              2000             1999
-------------------------------------      -------           -------          -------
Interest on long-term debt                 $ 438.6           $ 136.6          $ 119.5
Interest on short-term debt                  145.1             166.6             31.5
Discount on prepayment transactions           20.5               7.9              4.7
Allowance for borrowed funds used
    and interest during construction          (4.3)             (3.9)            (0.7)
Other                                         (2.2)             (2.7)             0.4
                                           -------           -------          -------
TOTAL INTEREST EXPENSE, NET                $ 597.7           $ 304.5          $ 155.4
                                           -------           -------          -------

23. SEGMENTS OF BUSINESS

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Effective for the second quarter of 2001, NiSource realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The realignment affected three previously reported segments, and included moving all ongoing operations of Energy Marketing and certain operations from the Electric Operations and Other segments to the newly created Merchant Operations segment. The electric wheeling, bulk power, and power trading operations were moved from the Electric Operations segment to Merchant Operations, and the Company's Primary Energy subsidiary, which develops on-site, industrial-based energy solutions, was moved from Other to Merchant Operations.

NiSource's operations are divided into six primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Gas Transmission and Storage segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Exploration and Production segment explores for, develops, produces and markets gas and oil in the

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

United States and in Canada. The Merchant Operations segment provides energy-related services including gas marketing, electric transmission, bulk power, power trading and asset management services to local distribution companies (LDC), wholesale, commercial and industrial customers, and participates in the development of merchant power projects. The Other segment participates in real estate, telecommunications and other businesses.

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

(in millions)                                 2001         2000         1999
-------------                               ---------    ---------    ---------
REVENUES
GAS DISTRIBUTION
Unaffiliated                                $ 4,241.3    $ 2,085.7    $   977.2
Intersegment                                     40.6         67.5         64.5
                                            ---------    ---------    ---------
Total                                         4,281.9      2,153.2      1,041.7
                                            ---------    ---------    ---------
GAS TRANSMISSION AND STORAGE
Unaffiliated                                    634.7        151.3          2.3
Intersegment                                    329.0         82.1         47.3
                                            ---------    ---------    ---------
Total                                           963.7        233.4         49.6
                                            ---------    ---------    ---------
ELECTRIC OPERATIONS
Unaffiliated                                  1,012.0      1,002.1      1,014.4
Intersegment                                      2.8          2.5          2.7
                                            ---------    ---------    ---------
Total                                         1,014.8      1,004.6      1,017.1
                                            ---------    ---------    ---------
EXPLORATION AND PRODUCTION
Unaffiliated                                    170.4         40.6           --
Intersegment                                     65.3          0.5           --
                                            ---------    ---------    ---------
Total                                           235.7         41.1           --
                                            ---------    ---------    ---------
MERCHANT OPERATIONS
Unaffiliated                                  3,240.0      2,511.3      1,053.1
Intersegment                                    150.7        139.5         59.0
                                            ---------    ---------    ---------
Total                                         3,390.7      2,650.8      1,112.1
                                            ---------    ---------    ---------
OTHER
Unaffiliated                                    157.7        248.6        221.6
Intersegment                                      2.0          2.9          2.4
Total                                           159.7        251.5        224.0
                                            ---------    ---------    ---------
Adjustments and eliminations                   (587.8)      (303.9)      (171.0)
                                            ---------    ---------    ---------
CONSOLIDATED REVENUES                       $ 9,458.7    $ 6,030.7    $ 3,273.5
                                            ---------    ---------    ---------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)                                 2001         2000         1999
-------------                               ---------    ---------    ---------
OPERATING INCOME (LOSS)
    Gas Distribution                        $   380.8    $   241.0    $   114.0
    Gas Transmission and Storage                349.0         47.6          2.4
    Electric                                    309.6        315.7        324.0
    Exploration and Production                   51.9          5.4           --
    Merchant Operations                          22.2         79.0         49.5
    Other                                       (67.3)       (28.0)        (7.3)
    Corporate                                   (10.8)      (115.8)       (44.9)
    Adjustments and eliminations                (26.5)        12.5          0.2
                                            ---------    ---------    ---------
    CONSOLIDATED                            $ 1,008.9    $   557.4    $   437.9
                                            ---------    ---------    ---------
DEPRECIATION AMORTIZATION & DEPLETION
    Gas Distribution                        $   228.8    $   146.7    $   115.0
    Gas Transmission and Storage                161.5         27.7          1.4
    Electric                                    166.8        162.8        158.5
    Exploration and Production                   63.1         11.0           --
    Merchant Operations                           2.3          2.1          1.8
    Other                                         8.3         21.3         13.7
    Corporate                                    10.4          4.5          4.6
    Adjustments and eliminations                  0.5           --           --
                                            ---------    ---------    ---------
    CONSOLIDATED                            $   641.7    $   376.1    $   295.0
                                            ---------    ---------    ---------
ASSETS
    Gas Distribution                        $ 5,503.4    $ 6,061.2    $ 2,559.4
    Gas Transmission and Storage              2,849.1      2,934.4           --
    Electric                                  2,624.2      2,796.6      2,595.4
    Exploration and Production                1,017.6        939.5           --
    Merchant Operations                         619.7      2,222.7        641.0
    Other                                       648.0        737.6        382.5
    Corporate                                10,380.0     10,170.9      1,615.6
    Adjustments and eliminations             (6,267.9)    (6,180.2)    (1,365.3)
                                            ---------    ---------    ---------
    CONSOLIDATED                            $17,374.1    $19,682.7    $ 6,428.6
                                            ---------    ---------    ---------
CAPITAL EXPENDITURES
    Gas Distribution                        $   211.3    $   138.3    $   145.2
    Gas Transmission and Storage                137.4         50.3           --
    Electric                                    134.7        132.2        134.0
    Exploration and Production                  118.8         22.7           --
    Merchant Operations                           0.8          1.2          0.7
    Other                                        76.2         21.1         14.0
    Corporate                                      --           --           --
                                            ---------    ---------    ---------
    CONSOLIDATED                            $   679.2    $   365.8    $   293.9
                                            ---------    ---------    ---------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


24. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of NiSource's business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

                                                   First      Second        Third       Fourth
($ in millions, except per share data)           Quarter     Quarter      Quarter      Quarter
--------------------------------------          ---------   ---------    ---------    ---------
2001
   Gross revenues                                 3,798.1     1,874.8      1,756.4      2,029.4
   Operating Income                                 460.6       142.1        144.9        261.3
   Income (Loss) from Continuing Operations         177.3        (9.9)       (20.6)        65.3
   Income from Discontinued Operations -
     net of taxes                                     0.6        (1.7)        (0.4)         1.6
   Change in Accounting- net of taxes                 4.0          --           --           --
   Net Income                                       181.9       (11.6)       (21.0)        66.9

   Basic Earnings Per Share of Common Stock
     Continuing Operations                           0.86       (0.05)       (0.10)        0.32
     Discontinued Operations                           --       (0.01)          --         0.01
     Change in accounting                            0.02          --           --           --
                                                ---------   ---------    ---------    ---------
   Basic Earnings Per Share                          0.88       (0.06)       (0.10)        0.33
                                                ---------   ---------    ---------    ---------

   Diluted Earnings Per Share of Common Stock
     Continuing Operations                           0.85       (0.05)       (0.10)        0.31
     Discontinued Operations                           --       (0.01)          --         0.01
     Change in accounting                            0.02          --           --           --
                                                ---------   ---------    ---------    ---------
   Diluted Earnings Per Share                        0.87       (0.06)       (0.10)        0.32
                                                ---------   ---------    ---------    ---------

2000
   Gross revenues                                 1,109.8     1,004.6      1,181.0      2,735.3
   Operating Income                                 178.2        84.5         97.4        197.3
   Income (Loss) from Continuing Operations          79.1        21.4         46.9         (6.3)
   Income from Discontinued Operations -
     net of taxes                                     0.5         2.0          5.2          2.1
   Net Income                                        79.6        23.4         52.1         (4.2)

   Basic Earnings Per Share of Common Stock
     Continuing Operations                           0.64        0.18         0.39        (0.03)
     Discontinued Operations                           --        0.01         0.04         0.01
                                                ---------   ---------    ---------    ---------
   Basic Earnings Per Share                          0.64        0.19         0.43        (0.02)
                                                ---------   ---------    ---------    ---------

   Diluted Earnings Per Share of Common Stock
     Continuing Operations                           0.62        0.17         0.38        (0.03)
     Discontinued Operations                           --        0.01         0.04         0.01
                                                ---------   ---------    ---------    ---------
   Diluted Earnings Per Share                        0.62        0.18         0.42        (0.02)
                                                ---------   ---------    ---------    ---------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


25. EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

Reserve information contained in the following tables for the U.S. and Canadian properties is management's estimate, which was reviewed by the independent consulting firms of Ryder Scott Company Petroleum Engineers for the U.S. reserves and Sproule Associates Limited for the Canadian reserves. Reserves are reported as net working interest. Gross revenues are reported after deduction of royalty interest payments. The below information begins with the year 2001, due to Columbia Resources not being acquired until November 1, 2000.

RESERVE QUANTITY INFORMATION

                                                   United States                       Canada
                                               --------------------------    --------------------------
                                                              Oil & Other                   Oil & Other
                                                  Gas             Liquids        Gas            Liquids
Proved Reserves                                  (Bcf)         (000 Bbls)       (Bcf)        (000 Bbls)
                                               -----------    -----------    -----------    -----------
Reserves as of December 31, 2000                   1,098.6          1,221            1.0            178
   Revisions of previous estimate                    (90.9)          (106)            --            (63)
   Extensions, discoveries and
      other additions                                 62.2             --             --             --
   Production                                        (53.9)          (213)          (0.1)            (7)
   Purchase of reserves-in-place                        --             --             --             --
   Sale of reserves-in-place                          (3.2)            (7)            --             --
                                               -----------    -----------    -----------    -----------
RESERVES AS OF DECEMBER 31, 2001                   1,012.8            895            0.9            108
                                               -----------    -----------    -----------    -----------
Proved developed reserves as of December 31,
   2000                                              820.6          1,043            1.0            178
   2001                                              729.0            728            0.9            108
                                               -----------    -----------    -----------    -----------

CAPITALIZED COSTS

                                   U.S.          CANADA          TOTAL
($ in millions)                    2001           2001           2001
                                -----------    -----------    -----------
Capitalized Costs at Year End
   Proved properties                  916.6           18.4          935.0
   Unproved properties (a)             94.9            3.9           98.8
                                -----------    -----------    -----------
Total capitalized costs             1,011.5           22.3        1,033.8
Accumulated depletion                 (66.9)          (7.7)         (74.6)
                                -----------    -----------    -----------
Net Capitalized Costs                 944.6           14.6          959.2
                                -----------    -----------    -----------

Costs Capitalized During Year
   Acquisition properties
     Proved                             2.0             --            2.0
     Unproved                           6.7             --            6.7
   Exploration                          7.2            1.5            8.7
   Development                         57.0            6.2           63.2
                                -----------    -----------    -----------
Costs Capitalized                      72.9            7.7           80.6
                                -----------    -----------    -----------

(a) Represents expenditures associated with properties on which evaluations have not been completed.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER EXPLORATION AND PRODUCTION DATA

                                                 UNITED STATES              CANADA
($ in millions)                                           2001                2001
---------------                                  -------------              ------
Average sales price per Mcf of gas ($)(a)                 4.04                3.99
Average sales price per barrel of oil and
   other liquids ($)                                     22.52               23.63
Production (lifting) cost per dollar of
   gross revenue ($)                                      0.16                1.14
Depletion rate per dollar of gross
   revenue ($)                                            0.25                5.43

(a)  Includes the effect of hedging activities


HISTORICAL RESULTS OF OPERATIONS

                             UNITED STATES              CANADA               TOTAL
($ in millions)                       2001                2001                2001
---------------              -------------              ------               -----
Gross revenues
   Unaffiliated                      157.4                 0.7               158.1
   Affiliated                         65.4                   -                65.4
Production costs                      35.7                 0.8                36.5
Depletion                             56.3                 3.8                60.1
Successful Efforts Expense            21.9                 3.6                25.5
Income tax expense                    41.9                (2.6)               39.3
                                      ----                ----                ----
Results of Operations                 67.0                (4.9)               62.1
                                      ----                ----                ----

Results of operations for exploration and production activities exclude administrative and general costs, corporate overhead and interest expense. Income tax expense is expressed at statutory rates less Section 29 credits.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                     UNITED STATES              CANADA               TOTAL
($ in millions)                               2001                2001                2001
---------------                      -------------              ------             -------
Future cash inflows                        3,158.8                 4.7             3,163.5
Future production costs                     (793.5)               (2.1)             (795.6)
Future development costs                    (311.8)               (0.1)             (311.9)
Future income tax expense                   (642.7)                2.5              (640.2)
                                           -------               -----             -------
Future net cash flows                      1,410.8                 5.0             1,415.8
Less:  10% discount                          797.3                 2.1               799.4
                                           -------               -----             -------
Standardized Measure of Discounted
   Future Net Cash Flow                      613.5                 2.9               616.4
                                           -------               -----             -------

Future cash inflows are computed by applying year-end prices to estimated future production of proved gas and oil reserves. Future expenditures (based on year-end costs) represent those costs to be incurred in developing and producing the reserves. Discounted future net cash flows are derived by applying a 10% discount rate, as required by the Financial Accounting Standards Board, to the future net cash flows. This data is not intended to reflect the actual economic value of Columbia's gas and oil producing properties or the true present value of estimated future cash flows since many arbitrary assumptions are used. The data does provide a means of comparison among companies through the use of standardized measurement techniques.

A reconciliation of changes in the standardized measure of discounted cash flows is omitted. The Exploration and Production Operations segment became a part of Nisource Operations on November 1, 2000, as a result of the Columbia acquisition and consequently, the years are not comparable.

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

As of December 31, (in millions)                                   2001       2000
--------------------------------                                 --------   --------
ASSETS
Other property, at cost, less accumulated depreciation           $   21.3   $   17.2

Investments and Other Assets:
    Net assets of discontinued operations                           375.0      560.4
    Assets held for sale                                             15.4       33.5
    Investments in subsidiary companies                           7,571.0    7,166.5
                                                                 --------   --------
Total Investments                                                 7,961.4    7,760.4
                                                                 --------   --------

Current Assets:
    Cash and cash equivalents                                         7.8        3.5
    Amounts receivable from subsidiaries                            196.5      468.9
    Prepayments                                                       0.1       37.9
                                                                 --------   --------
Total Current Assets                                                204.4      510.3
                                                                 --------   --------

Other (principally notes receivable from associated companies)      236.0      483.5
                                                                 --------   --------
TOTAL ASSETS                                                     $8,423.1   $8,771.4
                                                                 ========   ========


CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock equity                                          $3,469.4   $3,409.1
    Long-term debt, excluding amounts due within one year           116.9      108.5
                                                                 --------   --------
Total Capitalization                                              3,586.3    3,517.6
                                                                 --------   --------

Current Liabilities                                                 117.6      182.1

Other (principally notes payable to associated companies)         4,719.2    5,071.7
                                                                 --------   --------
TOTAL CAPITALIZATION AND LIABILITIES                             $8,423.1   $8,771.4
                                                                 ========   ========

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               STATEMENT OF INCOME


Year Ended December 31, (in millions, except per share amounts)      2001           2000           1999
---------------------------------------------------------------   -----------    -----------    -----------
Equity in net earnings of subsidiaries                            $     368.9    $     312.2    $     214.6
                                                                  -----------    -----------    -----------

Other income (deductions):
Administrative and general expenses                                     (12.4)         (52.1)         (14.1)
Loss on asset impairment                                                 (9.2)         (65.8)         (28.3)
Interest income                                                          32.3           51.6           41.1
Interest expense                                                        (78.5)        (141.5)         (88.1)
Other, net                                                             (116.5)         (22.3)          (8.1)
                                                                  -----------    -----------    -----------
                                                                       (184.3)        (230.1)         (97.5)
                                                                  -----------    -----------    -----------

Income from continuing operations before income taxes                   184.6           82.1          117.1
Income taxes                                                            (27.5)         (59.0)         (36.8)
                                                                  -----------    -----------    -----------
Income from continuing operations                                       212.1          141.1          153.9
                                                                  -----------    -----------    -----------
Income from discontinued operations - net of tax                          0.1            9.8            6.5
Change in accounting - net of taxes                                       4.0             --             --
                                                                  -----------    -----------    -----------
NET INCOME                                                        $     216.2    $     150.9    $     160.4
                                                                  ===========    ===========    ===========

Average common shares outstanding (thousands)                         205,301        134,470        124,343

Basic earnings per share
   Continuing operations                                          $      1.03    $      1.05    $      1.24
   Income from discontinued operations                                     --           0.07           0.05
   Change in accounting                                                  0.02             --             --
                                                                  -----------    -----------    -----------
BASIC EARNINGS PER SHARE                                          $      1.05    $      1.12    $      1.29
                                                                  ===========    ===========    ===========

Diluted earnings per share
   Continuing operations                                          $      1.01    $      1.04    $      1.22
   Income from discontinued operations                                     --           0.07           0.05
   Change in accounting                                                  0.02             --             --
                                                                  -----------    -----------    -----------
DILUTED EARNINGS PER SHARE                                        $      1.03    $      1.11    $      1.27
                                                                  ===========    ===========    ===========

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENT OF CASH FLOWS

Year Ended December 31, (in millions, except per share amounts)     2001        2000        1999
---------------------------------------------------------------   --------    --------    --------
Net cash provided in operating activities                         $  521.2    $ (152.0)   $  167.3
                                                                  --------    --------    --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                      --    (5,654.5)     (550.2)
   Construction work in progress                                      (2.0)        0.7        (8.7)
   Proceeds from disposition of assets                                  --        68.3          --
   Investments at cost                                                (2.7)         --       (10.0)
                                                                  --------    --------    --------
Net cash provided by (used in) investing activities                   (4.7)   (5,585.5)     (568.9)
                                                                  --------    --------    --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Issuance of common shares                                          (0.1)    2,042.1       314.5
   Increase (decrease) in notes payable to subsidiaries             (364.9)    3,785.0       585.2
   Increase in notes receivable from subsidiaries                     90.8       108.3      (253.0)
   Cash dividends paid on common shares                             (238.0)     (131.8)     (125.6)
   Acquisition of treasury shares                                       --       (65.9)     (126.4)
                                                                  --------    --------    --------
Net cash provided by (used in) financing activities                 (512.2)    5,737.7       394.7
                                                                  --------    --------    --------

Net increase (decrease) in cash and cash equivalents                   4.3         0.2        (6.9)
Cash and cash equivalents at beginning of year                         3.5         3.3        10.2
                                                                  --------    --------    --------
Cash and cash equivalents at end of year                          $    7.8    $    3.5    $    3.3
                                                                  --------    --------    --------

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1. DIVIDENDS FROM SUBSIDIARIES

Cash dividends paid to NiSource Inc. (NiSource) by its consolidated subsidiaries were (in millions of dollars): $248.0, $302.2 and $239.2 in 2001, 2000 and 1999, respectively.

2. NOTES TO CONDENSED FINANCIAL STATEMENTS

See Item 8 for the full text of notes to the Consolidated Financial Statements.

                                  NISOURCE INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2001


                                                                         Additions
                                                                    --------------------               Deductions for
                                                                    Charged to  Charged                 Purposes for
                                            Balance                 Costs and   to Other                which Reserves    Balance
Description ($ in millions)              Jan. 1, 2001  Acquisitions  Expenses   Account  Sale of Assets  were Created  Dec. 31, 2001
                                         ------------ ------------- ---------- --------- -------------- -------------- -------------
Reserves Deducted in Consolidated Balance
   Sheet from Assets to Which They Apply:
     Reserve for accounts receivable            43.3           --       61.9    59.3             --          101.1          63.4
     Reserve for other investments              43.4           --        7.0     4.0           14.4           14.4          25.6

Reserves Classified Under Reserve Section
   of Consolidated Balance Sheet:
     Injuries and damages reserve               11.4           --        4.3      --             --            5.8           9.9
     Environmental reserves                    130.5           --       54.9      --             --           18.0         167.3
     Restructuring reserve                      65.4         (6.3)      28.7      --             --           29.5          58.3
     Other                                       4.6           --         --      --             --             --           4.6

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2000


                                                                         Additions
                                                                    --------------------               Deductions for
                                                                    Charged to  Charged                 Purposes for
                                            Balance                 Costs and   to Other                which Reserves    Balance
Description ($ in millions)              Jan. 1, 2000  Acquisitions  Expenses   Account  Sale of Assets  were Created  Dec. 31, 2000
                                         ------------ ------------- ---------- --------- -------------- -------------- -------------
Reserves Deducted in Consolidated Balance
   Sheet from Assets to Which They Apply:
     Reserve for accounts receivable            30.4         15.0       94.7     1.2            0.2           97.8          43.3
     Reserve for other investments              24.7           --       21.5      --             --            2.8          43.4

Reserves Classified Under Reserve Section
   of Consolidated Balance Sheet:
     Injuries and damages reserve               13.0           --        6.5      --            1.2            6.9          11.4
     Environmental reserves                     23.8        110.0        1.8      --             --            5.1         130.5
     Restructuring reserve                        --         66.9        5.8      --             --            7.3          65.4
     Other                                       4.1           --        0.5      --             --             --           4.6

]

                                  NISOURCE INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2001


                                                                         Additions
                                                                    --------------------               Deductions for
                                                                    Charged to  Charged                 Purposes for
                                            Balance                 Costs and   to Other                which Reserves    Balance
Description ($ in millions)              Jan. 1, 1999  Acquisitions  Expenses   Account  Sale of Assets  were Created  Dec. 31, 1999
                                         ------------ ------------- ---------- --------- -------------- -------------- -------------
Reserves Deducted in Consolidated Balance
   Sheet from Assets to Which They Apply:
     Reserve for accounts receivable             9.0          8.9       28.4      --             --           15.7          30.6
     Reserve for other investments               1.0           --       23.9      --             --            0.2          24.7

Reserves Classified Under Reserve Section
   of Consolidated Balance Sheet:
     Injuries and damages reserve                7.4          5.2        8.7      --             --            8.3          13.0
     Environmental reserves                     19.1          6.0        3.9      --             --            5.2          23.8
     Restructuring reserve                        --           --         --      --             --             --            --
     Other                                       7.1           --        0.2      --             --            3.2           4.1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NISOURCE INC.

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of this Form 10-K.

Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002, which information is incorporated by reference.

Information regarding delinquent filings under Section 16 of the Securities Exchange Act of 1934 by executive officers and directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002, which information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2002, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders held on May 21, 2002, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits

The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index. Each management contract or compensatory plan or arrangement of NiSource, listed on the Exhibit Index, is separately identified by an asterisk.

Financial Statement Schedules

All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

NISOURCE INC.

Reports on Form 8-K

                     Financial
                    Statements
 Item Reported        Included           Date of Event             Date Filed
 -------------      ----------       -----------------      -----------------
             9              No       December 03, 2001      December 03, 2001

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                         NiSource Inc.
                                                 ------------------------------
                                                         (Registrant)



Date        February 22, 2002                By:  /s/ GARY L. NEALE
     ------------------------------              -------------------------------
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


   /s/        GARY L. NEALE                          Chairman, President and Chief      February 22, 2002
--------------------------------------------         Executive Officer, and Director
   Gary L. Neale                                     (Principal Executive Officer)

   /s/       STEPHEN P. ADIK                         Vice Chairman and Director         February 22, 2002
--------------------------------------------
   Stephen P. Adik

   /s/      STEVEN C. BEERING                        Director                           February 22, 2002
--------------------------------------------
   Steven C. Beering

   /s/       ARTHUR J. DECIO                         Director                           February 22, 2002
--------------------------------------------
   Arthur J. Decio

   /s/      DENNIS E. FOSTER                         Director                           February 22, 2002
--------------------------------------------
   Dennis E. Foster

   /s/     JEFFREY W. GROSSMAN                       Vice President and Controller      February 22, 2002
--------------------------------------------         (Principal Accounting Officer)
   Jeffrey W. Grossman

   /s/       JAMES T. MORRIS                         Director                           February 22, 2002
--------------------------------------------
   James T. Morris

   /s/    MICHAEL W. O'DONNELL                       Executive Vice President and       February 22, 2002
--------------------------------------------         Chief Financial Officer
   Michael W. O'Donnell                              (Principal Financial Officer)

   /s/       IAN M. ROLLAND                          Director                           February 22, 2002
--------------------------------------------
   Ian M. Rolland

   /s/      JOHN W. THOMPSON                         Director                           February 22, 2002
--------------------------------------------
   John W. Thompson

   /s/       ROBERT J. WELSH                         Director                           February 22, 2002
--------------------------------------------
   Robert J. Welsh

   /s/     DR. CAROLYN Y. WOO                        Director                           February 22, 2002
--------------------------------------------
   Dr. Carolyn Y. Woo

   /s/       ROGER A. YOUNG                          Director                           February 22, 2002
--------------------------------------------
   Roger A. Young

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

(4.7) Forty-first Supplemental Indenture dated July 1, 1991 (incorporated by reference to Exhibit 1 to the -Northern Indiana Current Report on Form
         8-K dated March 25, 1992).

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

**Exhibit filed herewith.

EXHIBIT
NUMBER                      DESCRIPTION OF ITEM
-------                     -------------------
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

EXHIBIT
NUMBER                      DESCRIPTION OF ITEM
-------                     -------------------
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

EXHIBIT
NUMBER                      DESCRIPTION OF ITEM
-------                     -------------------
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

EXHIBIT
NUMBER                      DESCRIPTION OF ITEM
-------                     -------------------
(4.48)   364-Day Revolving Credit Agreement, dated as of March 23, 2001, among
         NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the
         Lead Arrangers, Arrangers, Senior Managing Agents, Managers, and
         Lenders party thereto, as Lenders, Credit Suisse First Boston, as
         Syndication Agent, Bank One, National Association (Main Office,
         Chicago), Citibank, N.A., Toronto Dominion (Texas), Inc. as
         Co-Documentation Agents, Barclays Bank PLC, as Administrative Agent and
         LC Bank, Barclays Capital and Credit Suisse First Boston, as Lead
         Arrangers and Barclays Capital, as Sole Book Runner.**

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


**Exhibit filed herewith.

EXHIBIT
NUMBER                      DESCRIPTION OF ITEM
-------                     -------------------
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

(10.4)   Nonemployee Director Stock Incentive Plan of NIPSCO Industries, Inc.
         (As Amended and Restated Effective February 1, 1998, incorporated by reference to exhibit 10.3 to the NIPSCO Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1998).*

(10.5)   First Amendment to NiSource Inc. Nonemployee Director Stock Incentive
         Plan (Effective April 1, 1999) (incorporated by reference to Exhibit
         10.5 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999).*

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

(10.8)   NiSource Inc. 1994 Long-Term Incentive Plan (As Amended and Restated
         Effective January 1, 2000) (incorporated by reference to Annex VI to the joint proxy statement/prospectus dated April 24, 2000, filed as a part of the Registration Statement on Form S-4 (No. 333-33896)).*

(10.9)   First and Second Amendments to the NiSource Inc. 1994 Long Term
         Incentive Plan.*  **

(10.10)  Employment Agreement (incorporated by reference to Exhibit 10.13 to the
         NIPSCO Industries, Inc. Annual Report on Form 10-K for the year ended
         December 31, 1997).*

* Management contract or compensatory plan or arrangement of NiSource Inc. ** Exhibit filed herewith.

EXHIBIT
NUMBER                      DESCRIPTION OF ITEM
-------                     -------------------
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

* Management contract or compensatory plan or arrangement of NiSource Inc. ** Exhibit filed herewith.

EXHIBIT
NUMBER                      DESCRIPTION OF ITEM
-------                     -------------------
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

(10.34) Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements.* **

(10.35)  NiSource Inc. Directors' Charitable Gift Program effective January 1,
         2001 (incorporated by reference to Exhibit 10.35 to the NiSource Inc.
         Quarterly Report on Form 10-Q for the period ended June 30, 2001).*

(12)     Ratio of Earnings to Fixed Charges.**

* Management contract or compensatory plan or arrangement of NiSource Inc. ** Exhibit filed herewith.

EXHIBIT
NUMBER                      DESCRIPTION OF ITEM
-------                     -------------------
(21)     List of Subsidiaries.**

(23.1)   Consent of Arthur Andersen LLP.**

(23.2) Written consent, dated February 1, 2002, to the filing and use of information contained in such letter report, in Reports and Registration Statements filed during 2001, of Ryder Scott Company
         Petroleum Engineers, independent petroleum and natural gas consultants.**

(23.3) Written consent, dated January 24, 2002, to the filing and use of information contained in such letter report, in Reports and Registration Statements filed during 2001, of Sproule Associated
         Limited, independent petroleum and natural gas consultants.**


* Management contract or compensatory plan or arrangement of NiSource Inc. ** Exhibit filed herewith.

References made herein to Columbia Energy Group filings can be found at Commission File Number 001-01098 and references made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.