Form 10-Q
period 2002-03-31
NISOURCE INC/DE
filed 2002-05-10
CIK 1111711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 31, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from        to
                                                ------    ------

                        Commission file number 001-16189


                                  NISOURCE INC.

             (Exact Name of Registrant as Specified in its Charter)


                        Delaware                            35-2108964
                   ------------------                      ------------
             (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)            Identification No.)

                  801 East 86th Avenue
                  Merrillville, Indiana                       46410
                  ---------------------                    ----------
        (Address of principal executive offices)           (Zip Code)


        Registrant's telephone number, including area code (877) 647-5990


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value:
207,522,305 shares outstanding at March 31, 2002.

                                  NISOURCE INC.
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Consolidated Income .........................     3

                  Consolidated Balance Sheets ...............................     4

                  Statements of Consolidated Cash Flows .....................     6

                  Notes to Consolidated Financial Statements ................     7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .....................    13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk     29

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings .........................................    30

         Item 2.  Changes in Securities and Use of Proceeds .................    31

         Item 3.  Defaults Upon Senior Securities ...........................    31

         Item 4.  Submission of Matters to a Vote of Security Holders .......    31

         Item 5.  Other Information .........................................    31

         Item 6.  Exhibits and Reports on Form 8-K ..........................    31

         Signature ..........................................................    33

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

Three Months Ended March 31, (in millions, except per share amounts)           2002            2001
---------------------------------------------------------------------------------------------------
NET REVENUES
 Gas distribution                                                         $ 1,229.1       $ 2,043.5
 Gas transmission and storage                                                 171.7           170.4
 Electric                                                                     234.4           246.8
 Exploration and Production                                                    51.5            48.2
 Merchant Operations                                                          474.2         1,225.8
 Other products and services                                                   45.5            65.4
---------------------------------------------------------------------------------------------------
 Gross Revenues                                                             2,206.4         3,800.1
 Cost of Sales                                                              1,167.8         2,700.3
---------------------------------------------------------------------------------------------------
Total Net Revenues                                                          1,038.6         1,099.8
---------------------------------------------------------------------------------------------------

OPERATING EXPENSES
 Operation and maintenance                                                    306.3           373.2
 Depreciation, amortization and depletion                                     144.8           166.3
 Gain on sale of assets                                                       (23.0)             --
 Other taxes                                                                   92.5            97.8
---------------------------------------------------------------------------------------------------
Total Operating Expenses                                                      520.6           637.3
---------------------------------------------------------------------------------------------------
OPERATING INCOME                                                              518.0           462.5
---------------------------------------------------------------------------------------------------

OTHER INCOME (DEDUCTIONS)
 Interest expense, net                                                       (128.2)         (163.2)
 Minority interests                                                            (5.1)           (5.1)
 Preferred stock dividends of subsidiaries                                     (1.8)           (1.8)
 Other, net                                                                     3.0             2.5
---------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                              (132.1)         (167.6)
---------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         385.9           294.9
INCOME TAXES                                                                  143.9           117.6
---------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                             242.0           177.3
---------------------------------------------------------------------------------------------------
Income from Discontinued Operations - net of tax                                0.2             0.6
Change in Accounting - net of tax                                                --             4.0
---------------------------------------------------------------------------------------------------
NET INCOME                                                                $   242.2       $   181.9
===================================================================================================

BASIC EARNINGS PER SHARE ($)
 Continuing operations                                                         1.18            0.86
 Discontinued operations                                                         --              --
 Change in accounting                                                            --            0.02
---------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                       1.18            0.88
---------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE ($)
 Continuing operations                                                         1.16            0.85
 Discontinued operations                                                         --              --
 Change in accounting                                                            --            0.02
---------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                     1.16            0.87
---------------------------------------------------------------------------------------------------

BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                            205.5           205.0
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                      208.2           209.4
---------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,    December 31,
(in millions)                                                                   2002            2001
----------------------------------------------------------------------------------------------------
                                                                          (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
 Utility Plant                                                             $16,162.9       $16,078.9
 Accumulated depreciation and amortization                                  (7,743.3)       (7,616.4)
----------------------------------------------------------------------------------------------------
 Net utility plant                                                           8,419.6         8,462.5
----------------------------------------------------------------------------------------------------
 Gas and oil producing properties, full cost method
  United States cost center                                                  1,014.2         1,011.5
  Canadian cost center                                                          14.5            22.3
 Accumulated depletion                                                         (90.0)          (74.6)
----------------------------------------------------------------------------------------------------
 Net gas and oil producing properties                                          938.7           959.2
----------------------------------------------------------------------------------------------------
 Other property, at cost, less accumulated depreciation                        108.3           133.0
----------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                            9,466.6         9,554.7
----------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
 Net assets of discontinued operations                                         348.3           375.0
 Unconsolidated affiliates                                                     112.8           123.9
 Assets held for sale                                                             --            15.4
 Other investments                                                              57.6            47.8
----------------------------------------------------------------------------------------------------
Total Investments                                                              518.7           562.1
----------------------------------------------------------------------------------------------------

CURRENT ASSETS
 Cash and cash equivalents                                                      69.9           127.9
 Accounts receivable (less reserves of $58.4 and $63.4, respectively)          880.0           937.7
 Other receivables                                                              15.2            10.1
 Gas inventory                                                                  79.6           377.7
 Underrecovered gas and fuel costs                                              89.2           129.4
 Materials and supplies, at average cost                                        79.0            73.3
 Electric production fuel, at average cost                                      33.4            29.2
 Price risk management assets                                                  144.4           299.2
 Exchange gas receivable                                                       140.8           186.8
 Prepayments and other                                                         414.3           395.4
----------------------------------------------------------------------------------------------------
Total Current Assets                                                         1,945.8         2,566.7
----------------------------------------------------------------------------------------------------

OTHER ASSETS
 Price risk management assets                                                   74.7            19.1
 Regulatory assets                                                             544.5           521.7
 Goodwill, less accumulated amortization                                     3,731.4         3,731.4
 Deferred charges and other                                                    389.2           418.4
----------------------------------------------------------------------------------------------------
Total Other Assets                                                           4,739.8         4,690.6
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $16,670.9       $17,374.1
====================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,   December 31,
(in millions)                                                           2002           2001
-------------------------------------------------------------------------------------------
                                                                  (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                $ 3,581.3      $ 3,469.4
Preferred Stocks --
  Subsidiary Companies
  Series without mandatory redemption provisions                        83.6           83.6
  Series with mandatory redemption provisions                            5.0            5.0
Company-obligated mandatorily redeemable preferred securities
  of subsidiary trust holding solely Company debentures                345.0          345.0
Long-term debt, excluding amounts due within one year                5,749.3        5,780.8
-------------------------------------------------------------------------------------------
Total Capitalization                                                 9,764.2        9,683.8
-------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current redeemable preferred stock subject to mandatory
   redemption                                                           43.0           43.0
  Current portion of long-term debt                                    418.3          398.2
  Short term borrowings                                              1,116.8        1,854.3
  Accounts payable                                                     452.6          646.6
  Dividends declared on common and preferred stocks                     61.9            1.8
  Customer deposits                                                     55.7           36.3
  Taxes accrued                                                        425.8          339.0
  Interest accrued                                                     171.9           79.6
  Overrecovered gas and fuel costs                                      40.1           49.3
  Price risk management liabilities                                    169.7          242.3
  Exchange gas payable                                                 223.5          287.2
  Current deferred revenue                                             118.0           89.0
  Other accruals                                                       604.7          662.0
-------------------------------------------------------------------------------------------
Total Current Liabilities                                            3,902.0        4,728.6
-------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
  Price risk management activities                                      18.1           11.4
  Deferred income taxes                                              1,776.7        1,726.3
  Deferred investment tax credits                                      103.0          105.2
  Deferred credits                                                     235.2          231.0
  Noncurrent deferred revenue                                          403.1          435.4
  Accrued liability for postretirement benefits                        288.1          277.7
  Other noncurrent liabilities                                         180.5          174.7
-------------------------------------------------------------------------------------------
Total Other                                                          3,004.7        2,961.7
-------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                             --             --
-------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                               $16,670.9      $17,374.1
===========================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

Three Months Ended March 31, (in millions)                   2002          2001
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                               $ 242.2       $ 181.9
 Adjustments to reconcile net income to net cash
 from continuing operations:
  Depreciation, depletion, and amortization                 144.8         166.3
  Net changes in price risk management activities            27.4           8.8
  Deferred income taxes and investment tax credits           17.7         (64.0)
  Deferred revenue                                           (3.3)           --
  Amortization of unearned compensation                       5.0            --
  Gain on sale of assets                                    (23.0)           --
  Income from change in accounting                             --          (4.0)
  Income from discontinued operations                        (0.2)         (0.6)
  Other, net                                                  0.1           3.0
--------------------------------------------------------------------------------
                                                            410.7         291.4
--------------------------------------------------------------------------------
 Changes in components of working capital, net of
 effect from acquisitions of businesses:
  Accounts receivable, net                                   55.0        (318.1)
  Inventories                                               288.1         194.7
  Accounts payable                                         (194.0)       (375.3)
  Taxes accrued                                             150.0         132.5
  (Under) Overrecovered gas and fuel costs                   31.0         419.7
  Exchange gas receivable/payable                           (17.8)         (5.9)
  Other accruals                                            (57.1)        (15.3)
  Other working capital                                     134.2         104.9
--------------------------------------------------------------------------------
Net Cash from Continuing Operations                         800.1         428.6
Net Cash from Discontinued Operations                          --         (16.9)
--------------------------------------------------------------------------------
Net Cash from Operating Activities                          800.1         411.7
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Capital expenditures                                      (90.3)       (122.1)
  Proceeds from disposition of assets                        37.9            --
  Other investing activities, net                              --         (11.1)
--------------------------------------------------------------------------------
Net Investing Activities                                    (52.4)       (133.2)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Retirement of long-term debt                               (8.0)        (10.9)
  Change in short-term debt                                (737.5)       (294.6)
  Issuance of common stock                                     --           5.1
  Dividends paid - common shares                            (60.2)        (59.3)
--------------------------------------------------------------------------------
Net Financing Activities                                   (805.7)       (359.7)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            (58.0)        (81.2)
Cash and cash equivalents at beginning of year              127.9         193.0
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  69.9       $ 111.8
================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest, net of amounts capitalized         28.7          53.1
  Cash paid for income taxes                                   --           5.5
--------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF ACCOUNTING PRESENTATION

The accompanying unaudited consolidated financial statements for NiSource Inc. (NiSource) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. The 2001 results have been adjusted to reflect the change to successful efforts accounting in NiSource's Exploration and Production segment.

2.    DILUTED AVERAGE COMMON SHARES COMPUTATION

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS are impacted by the incremental effect of the various long-term incentive compensation plans and the forward equity contracts associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)) and Corporate Premium Income Equity Securities.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Three Months Ended March 31, (in thousands)                   2002        2001
--------------------------------------------------------------------------------
Denominator
  Basic average common shares outstanding                  205,536     205,040
  Dilutive potential common shares                           2,701       4,402
--------------------------------------------------------------------------------
Diluted Average Common Shares                              208,237     209,442
--------------------------------------------------------------------------------

3.    RESTRUCTURING ACTIVITIES

During 2000, NiSource developed and began the implementation of a plan to restructure its operations. The restructuring plan included a severance program, a transition plan to implement operational efficiencies throughout NiSource's operations and a voluntary early retirement program. During 2001, the restructuring initiative was continued with the addition of a plan to restructure the operations within NiSource's Gas Distribution and Electric Operations segments. Additionally, in December 2001 NiSource announced its plan to indefinitely shut down the Dean H. Mitchell Generating Station located in Gary, Indiana.

For all of the plans, a total of approximately 1,400 management, professional, administrative and technical positions will be eliminated. As of March 31, 2002, approximately 800 employees had been terminated. At March 31, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $53.6 million and $58.3 million related to the restructuring plans, respectively.

4.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On April 30, 2002, NiSource sold the assets of the Indianapolis Water Company
(IWC) and other assets of IWC Resources Corporation (IWCR) and its subsidiaries to the City of Indianapolis for $540 million, which included $157.5 million in IWC debt and the redemption of $2.5 million of IWC preferred stock. NiSource also sold its interest in White River Environmental Partnership (WREP), which

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was an IWC investment, to the other partners for $8 million. The sales price of WREP approximated book value. The divestiture of IWCR was required as part of the order by the SEC approving the November 2000 acquisition of Columbia Energy Group (Columbia). At March 31, 2002 and December 31, 2001, the water utilities' operations were reported as discontinued operations.

Results from discontinued operations of the water utilities are provided in the following table:

Three Months Ended March 31, ($ in millions)                 2002         2001
--------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS                        22.9         24.8
--------------------------------------------------------------------------------

Income from discontinued operations                           0.5          1.8
Income taxes                                                  0.3          1.2
--------------------------------------------------------------------------------
NET INCOME FROM DISCONTINUED OPERATIONS                       0.2          0.6
--------------------------------------------------------------------------------

On January 28, 2002, NiSource sold all of the issued and outstanding capital stock of SM&P Utility Resources, Inc. (SM&P), a wholly owned subsidiary of NiSource to The Laclede Group, Inc. for $37.9 million. SM&P operates an underground locating and marking service in ten midwestern states. In the first quarter of 2002, NiSource recognized an after-tax gain of $11.9 million related to the sale. The net assets of SM&P were reported as assets held for sale on the consolidated balance sheets at December 31, 2001.

The net assets of assets held for sale and the discontinued operations were as follows:

                                                      MARCH 31,    December 31,
(in millions)                                             2002            2001
--------------------------------------------------------------------------------
NET ASSETS OF ASSETS HELD FOR SALE AND
 DISCONTINUED OPERATIONS
   Accounts receivable, net                            $  19.5         $  48.4
   Property, plant and equipment, net                    695.5           706.0
   Other assets                                           52.9            98.9
   Current liabilities                                   (96.1)         (146.6)
   Debt                                                  (78.7)          (78.7)
   Other liabilities                                    (244.8)         (237.6)
--------------------------------------------------------------------------------
NET ASSETS OF ASSETS HELD FOR SALE AND
 DISCONTINUED OPERATIONS                               $ 348.3         $ 390.4
--------------------------------------------------------------------------------

5.    RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks inherent in its business. NiSource accounts for its derivatives under Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" and accounts for its trading derivatives that do not qualify as derivatives accounted for under SFAS No. 133 pursuant to Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS NO. 133. The activity for the first quarter of 2002 with respect to cash flow hedges included the following:

Three Months Ended March 31, (in millions, net of tax)                    2002
--------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges
  at the beginning of the period                                         $ 50.1

Unrealized hedging gains arising during the period on derivatives
  qualifying as cash flow hedges                                           10.6

Reclassification adjustment for net gain included in net income           (23.8)
--------------------------------------------------------------------------------
NET UNREALIZED GAINS ON DERIVATIVES QUALIFYING AS CASH FLOW HEDGES
  AT THE END OF THE PERIOD                                               $ 36.9
--------------------------------------------------------------------------------

Unrealized gains and losses on NiSource's cash flow and fair value hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource's trading portfolio. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $64.5 million and $66.0 million at March 31, 2002 and December 31, 2001, respectively, of which $9.2 million and $65.9 million were included in "Current Assets" and $55.3 million and $0.1 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on hedges were $14.2 million and $10.3 million at March 31, 2002 and December 31, 2001, respectively, all of which was included in "Current Liabilities."

During the first quarter of 2002, a net loss of approximately $0.7 million, net of tax, was recognized in earnings due to time value and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the first quarter, NiSource reclassified $2.4 million, net of tax, related to its cash flow hedges of natural gas production, from other comprehensive income to earnings due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in net loss recognition of amounts currently classified in other comprehensive income of approximately $1.7 million, net of tax.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TRADING ACTIVITIES. NiSource's trading operations include the activities of its power trading business and gas trading business associated with TPC. NiSource employs a value-at-risk (VaR) model to assess the market risk of its energy trading portfolios. NiSource estimates the one-day VaR across all trading groups, which utilize derivatives using either Monte Carlo simulation or variance/covariance, at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.5 million, $0.8 million and $0.2 million and $0.8 million, $3.7 million and effectively zero during the first quarter of 2002 and 2001, respectively. The daily VaR for the gas trading portfolio on an average, high and low basis was $0.2 million, $0.6 million and $0.1 million and $2.1 million, $4.7 million and $0.8 million during the first quarter of 2002 and 2001, respectively.

The fair market value of NiSource power trading assets and liabilities were $60.2 million and $64.5 million, respectively, at March 31, 2002 and $60.3 million and $59.4 million, respectively, at December 31, 2001. The fair market value of NiSource gas trading assets and liabilities were $94.4 million and $109.1 million, respectively, at March 31, 2002. The fair market value of NiSource gas trading assets and liabilities were $192.0 million and $184.0 million, respectively, at December 31, 2001.

NiSource has recorded power trading revenues and cost of sales of $230.2 million and $228.4 million, respectively, for the quarter ended March 31, 2002. NiSource has recorded power trading revenues and cost of sales of $108.6 million and $108.8 million, respectively, for the quarter ended March 31, 2001. NiSource has recorded gas trading revenues and cost of sales of $241.7 million and $259.0 million, respectively, for the quarter ended March 31, 2002. NiSource has recorded gas trading revenues and cost of sales of $1,144.4 million and $1,155.3 million, respectively, for the quarter ended March 31, 2001.

Unrealized gains and losses on NiSource's trading portfolio are recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource's hedges. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on trading activities of $154.6 million and $252.3 million at March 31, 2002 and December 31, 2001, respectively, of which $135.2 million and $233.3 million were included in "Current Assets" and $19.4 million and $19.1 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on trading activities (including net option premiums) were $173.6 million and $243.4 million, of which $155.5 million and $232.0 million were included in "Current Liabilities" and $18.1 million and $11.4 million were included in "Other Liabilities and Deferred Credits" at March 31, 2002 and December 31, 2001, respectively.

6.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NiSource adopted the provisions of the Business Combinations Statement on July 1, 2001. The adoption of the Goodwill and Other Intangible Assets Statement on January 1, 2002 resulted in an increase in operating income for the first quarter of 2002 in the amount of $22.6 million reflecting the effects of discontinuing the amortization of goodwill. Net income for the first quarter of 2001 would have been $204.5 million, or $0.99 per basic share, had NiSource discontinued the amortization of goodwill effective January 1, 2001. NiSource amortized approximately $93.1 million of goodwill during the entire year of 2001.

Pursuant to the requirements of the Goodwill and Other Intangible Assets Statement, NiSource has aggregated the subsidiaries related to the acquisition of Columbia Energy Group into two distinct reporting units within the Gas Distribution and Transmission and Storage segments for the purpose of testing goodwill for impairment. At March 31, 2002, goodwill net of accumulated amortization was $1,724.5 million and $2,006.9 million for the Gas Distribution segment and Transmission and Storage segment, respectively. Although NiSource has not completed its analysis of the initial benchmark impairment test required to be completed by June 30, 2002, preliminary results indicate that no impairment will be recorded.

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

NISOURCE INC.

The following tables provide information about the business segments. NiSource uses operating income as its primary measurement for each of the reported segments and makes decisions regarding finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Three Months Ended March 31,(in millions)                  2002           2001
--------------------------------------------------------------------------------
REVENUES
GAS DISTRIBUTION
Unaffiliated                                           $1,208.8       $2,050.7
Intersegment                                               11.1           13.4
--------------------------------------------------------------------------------
Total                                                   1,219.9        2,064.1
--------------------------------------------------------------------------------
GAS TRANSMISSION AND STORAGE
Unaffiliated                                              174.6          223.2
Intersegment                                               84.6           70.6
--------------------------------------------------------------------------------
Total                                                     259.2          293.8
--------------------------------------------------------------------------------
ELECTRIC OPERATIONS
Unaffiliated                                              234.2          246.4
Intersegment                                                4.6            0.9
--------------------------------------------------------------------------------
Total                                                     238.8          247.3
--------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
Unaffiliated                                               58.2           53.2
Intersegment                                               15.4            1.8
--------------------------------------------------------------------------------
Total                                                      73.6           55.0
--------------------------------------------------------------------------------
MERCHANT OPERATIONS
Unaffiliated                                              501.6        1,218.8
Intersegment                                               57.0           65.1
--------------------------------------------------------------------------------
Total                                                     558.6        1,283.9
--------------------------------------------------------------------------------
OTHER
Unaffiliated                                               17.2           36.5
Intersegment                                                1.0            0.5
--------------------------------------------------------------------------------
Total                                                      18.2           37.0
--------------------------------------------------------------------------------
Adjustments and eliminations                             (161.9)        (181.0)
--------------------------------------------------------------------------------
CONSOLIDATED REVENUES                                  $2,206.4       $3,800.1
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
Gas Distribution                                       $  249.6       $  288.1
Gas Transmission and Storage                              126.8          124.2
Electric                                                   65.6           73.7
Exploration and Production                                 32.7            9.6
Merchant Operations                                        14.1            1.5
Other                                                       5.2          (29.2)
Corporate                                                  24.0           (5.4)
--------------------------------------------------------------------------------
CONSOLIDATED OPERATING INCOME                          $  518.0       $  462.5
--------------------------------------------------------------------------------

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

The following Management's Discussion and Analysis should be read in conjunction with NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Form 10-K).

                              FIRST QUARTER RESULTS

Net Income

NiSource reported net income of $242.2 million, or $1.18 per share, for the three months ended March 31, 2002, an increase of $60.3 million, or 30 cents per share, over the first three months in 2001. Operating income was $518.0 million, up $55.5 million from the same period in 2001. The 2001 results have been adjusted to reflect the change to successful efforts accounting in the company's Exploration and Production segment. All per share amounts are basic earnings per share.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2002, were $1,038.6 million, a $61.2 million decrease over the same period last year. The decrease is primarily attributable to 14% warmer weather and decreased demand due to the economic downturn which reduced revenues from industrial customers for first quarter 2002 compared to the same period last year. Partially offsetting this decrease were increased revenues in the Exploration and Production segment reflecting the benefits of favorable hedge positions for production in the 2002 period.

Expenses

Operating expenses for the first quarter of 2002 were $520.6 million, a decrease of $116.7 million from the 2001 period. The decrease was mainly due to lower operation and maintenance expenses of $66.9 million, the $19.2 million gain on the sale of NiSource's utility line-locating business, and lower depreciation and amortization expenses of $21.5 million mainly resulting from discontinuing the amortization of goodwill. Operation and maintenance expenses were lower due to decreased labor costs, lower amounts for uncollectible customer receivables and insurance recoveries for environmental remediation costs. In addition, the earlier period was impacted by a $15.5 million settlement of a lawsuit related to Market Hub Partners, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)

Interest expense was $128.2 million for the quarter, a decrease of $35.0 million compared to the first quarter of 2001. The decrease is due to a reduction of $745.5 million of short- and long-term debt and lower short-term interest rates in 2002. Other, net for the first quarter of 2002 increased income by $3.0 million, essentially the same as the prior year.

Income Taxes

Income tax expense for the first quarter of 2002 was $143.9 million, an increase of $26.3 million compared to the 2001 period, due to higher pretax income.

Discontinued Operations

Discontinued operations posted a gain of $0.2 million for the first quarter of 2002, compared to a gain of $0.6 million in the first quarter of 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of NiSource's operations, most notably in the gas and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts from electric sales normally exceed requirements. Also, during the summer months, cash on hand, together with external short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries; perform necessary maintenance of facilities; make capital improvements in plant; and expand service into new areas.

Net cash from operations for the first quarter of 2002 was $800.1 million. Cash generated from working capital was $389.4 million principally driven by the reduction of accounts receivable and inventories, partially offset by a reduction in current liabilities. Net cash from operations was used to reduce borrowings during the first quarter 2002 from December 31, 2001 by $745.5 million. NiSource intends to continue the improvement to liquidity through proceeds from the sale of the Indianapolis Water Company and the issuance of additional long-term notes and equity subsequent to the resolution of its pending rate investigation with the Indiana Utility Regulatory Commission.

Credit Facilities

During April 2002, NiSource obtained a new $500 million 364-day credit agreement with a syndicate of banks led by Barclays Capital. This new facility replaced an expiring $1.25 billion 364-day credit facility and complements the company's existing $1.25 billion three-year facility that expires on March 23, 2004. The reduction in the amount of the 364-day credit facility reflects the reduction in the company's short-term borrowing needs due to the sale of the assets of Indianapolis Water Company and SM&P and operating cash flows.

As of March 31, 2002 and December 31, 2001, $116.8 million and $1,004.3 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of March 31, 2002 and December 31, 2001 was 3.016% and 3.14%, respectively. In addition, NiSource had outstanding credit facility advances under its 3-year facility of $1.0 billion at March 31, 2002 at a weighted average interest rate of 2.641%, and credit facility advances (notes payable) of $850.0 million at December 31, 2001, at a weighted average interest rate of 2.575%. As of March 31, 2002 and December 31, 2001, NiSource had $67.0 million and $51.7 million of standby letters of credit outstanding, respectively. As of March 31, 2002, $603.1 million of credit was available under the credit facilities.

Credit Ratings

On December 6, 2001 Fitch Ratings downgraded the long-term debt ratings of NiSource Inc and its subsidiaries. Fitch cited weak consolidated credit coverage ratios and higher than projected debt levels at NiSource, resulting in a credit profile which was more consistent with a "BBB" rating category, rather than the previous "BBB+" rating. At the same time, Fitch also assigned a "Stable" ratings outlook for NiSource and its subsidiaries. On February 5, 2002, Fitch reaffirmed the credit ratings of NiSource Inc. and its subsidiaries, but revised NiSource's ratings outlook from "Stable" to "Negative". In January 2002, Standard and Poor's affirmed NiSource's BBB credit rating and its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

A2 commercial paper rating with a negative outlook.

On December 7, 2001, Moody's Investors Service put under review for possible downgrade the short-term and long-term debt ratings of NiSource Inc. and its subsidiaries. Moody's stated rationale for their negative ratings watch action was NiSource's higher than expected overall leverage level and concerns about the effect that the weakening local economy might have on NiSource's operating results. Immediately following the Moody's ratings watch action, NiSource's ability to rollover maturities within the A2/P2 commercial paper market was significantly constrained. As a result, NiSource utilized its revolving credit facility to fund a number of commercial paper maturities occurring subsequent to the Moody's ratings watch action. At March 31, 2002, $1.0 billion of commercial paper maturities had been refinanced through NiSource's revolving credit facility. On February 1, 2002, Moody's downgraded the senior unsecured long-term debt ratings of NiSource and NiSource Finance to Baa3 and the commercial paper rating of NiSource Finance to P3 with a negative outlook. In addition, Moody's downgraded the long-term debt ratings of all other rated subsidiaries to Baa2 to align the ratings of the subsidiaries and bring them closer to the parent's ratings going forward. As a split-rated A2/P3 commercial paper issuer, NiSource has had its access to the commercial paper market significantly constrained and has met its liquidity needs going forward by using its revolving credit facility and is expected to refinance a portion of its short-term borrowing requirements in the fixed-income capital markets.

Columbia of Ohio is a party to an agreement to sell, without recourse, substantially all of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new affiliate receivables to the conduit.

Northern Indiana may sell up to $100 million of certain of its accounts receivable to Citibank under a sales agreement, without recourse, which expires May 2003. Northern Indiana has sold $100 million under this agreement. Under this agreement, Northern Indiana may not sell any new receivables to Citibank if Northern Indiana's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's Investor Service, respectively.

                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

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

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. At March 31, 2002 and December 31, 2001, the combined borrowings outstanding under these facilities totaled $1,116.8 million and $1,854.3 million, respectively. Based upon average borrowings under these agreements during the first quarter of 2002 and the entire year of 2001, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $3.7 million and $19.4 million for the three months ended March 31, 2002 and twelve months ended December 31, 2001, respectively. NiSource is also exposed to interest rate risk under a synthetic lease agreement related to its Primary Energy subsidiary. A portion of the synthetic lease payment floats with a referenced interest rate, thus exposing Primary Energy to interest rate risks. Primary Energy engages in interest rate swaps to fix the floating payment and designates these instruments as cash flow hedges. The swaps are entered into to effectively hedge the cash flow risk of the anticipated lease payments.

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

NiSource employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR across all trading groups that utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.5 million, $0.8 million and $0.2 million, at March 31, 2002. The daily VaR for the gas trading portfolio on an average, high and low basis was $0.2 million, $0.6 million and $0.1 million at March 31, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Trading Contracts

A summary of the activity affecting the change in fair value of NiSource's trading contracts during the first quarter of 2002 is as follows:

(in millions)                                                              2002
--------------------------------------------------------------------------------
Fair value of contracts outstanding at the beginning of the period       $  8.9
Contracts realized or otherwise settled during the period (including
   net option premiums received)                                          (31.1)
Fair value of new contracts entered into during the period                  3.2
Other changes in fair values during the period                              0.1
--------------------------------------------------------------------------------
Fair value of contracts outstanding at the end of the period             $(18.9)*
--------------------------------------------------------------------------------

* The fair value of contracts outstanding at March 31, 2002 does not include the fair value of natural gas in storage of $31.4 million.


The fair values of the contracts related to NiSource's trading operations, the sources of the valuations of the contracts at March 31, 2002 and the years in which they mature are:

(in millions)                           2002      2003      2004      2005     2006    After
--------------------------------------------------------------------------------------------
Prices actively quoted                $ (3.4)   $ (6.3)   $ (0.5)   $   --   $   --   $   --
Prices from other external sources      (7.6)      2.7       0.7       0.1      0.2       --
Prices based on models/other method     (3.8)     (1.0)       --        --       --       --
--------------------------------------------------------------------------------------------
Total fair values                     $(14.8)   $ (4.6)   $  0.2    $  0.1   $  0.2   $   --
--------------------------------------------------------------------------------------------

Contracts reported within the caption "Prices actively quoted" include futures and options traded on the NYMEX. The caption "Prices from other external sources" generally includes contracts traded on commodity exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within "Prices based on models/other method" are valued using a Black-Scholes option-pricing model.

Refer to "Risk Management Activities" in Note 5 of Notes to the Consolidated Financial Statements for further discussion of NiSource's risk management.

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

Insurance Renewal

Since the September 11, 2001 terrorist attacks, NiSource has noted evidence of substantial rate increases and additional coverage restrictions in the energy insurance market. The Company expects the cost of its insurance and related deductibles to be higher than they were previously, when much of its insurance is renewed in July 2002.

Presentation of Segment Information

NiSource's operations are divided into six primary business segments; Gas Distribution, Transmission and Storage, Electric, Exploration and Production, Merchant Operations, and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

Three Months Ended March 31, (in millions)             2002               2001
--------------------------------------------------------------------------------
NET REVENUES
 Sales Revenues                                 $   1,071.0        $   1,912.2
 Less: Cost of gas sold                               719.1            1,486.7
--------------------------------------------------------------------------------
 Net Sales Revenues                                   351.9              425.5
 Transportation Revenues                              148.9              151.9
--------------------------------------------------------------------------------
Net Revenues                                          500.8              577.4
--------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation and maintenance                            141.0              166.0
 Depreciation and amortization                         54.7               64.5
 Other taxes                                           55.5               58.8
--------------------------------------------------------------------------------
Total Operating Expenses                              251.2              289.3
--------------------------------------------------------------------------------
Operating Income                                $     249.6        $     288.1
================================================================================

REVENUES ($ IN MILLIONS)
 Residential                                          682.4            1,231.8
 Commercial                                           226.8              478.4
 Industrial                                            29.5               66.6
 Transportation                                       148.9              151.9
 Other                                                132.3              135.4
--------------------------------------------------------------------------------
Total                                               1,219.9            2,064.1
--------------------------------------------------------------------------------

SALES AND TRANSPORTATION (MDth)
 Residential sales                                     97.0              114.7
 Commercial sales                                      34.0               45.6
 Industrial sales                                       4.8                6.1
 Transportation                                       163.8              165.5
 Other                                                 27.2               10.2
--------------------------------------------------------------------------------
Total                                                 326.8              342.1
--------------------------------------------------------------------------------

HEATING DEGREE DAYS                                   2,271              2,628
NORMAL HEATING DEGREE DAYS                            2,743              2,749
% COLDER (WARMER) THAN NORMAL                           (17)%               (4)%

CUSTOMERS
 Residential                                      2,323,245          2,370,612
 Commercial                                         213,407            214,070
 Industrial                                           5,797             10,792
 Transportation                                     713,796            643,045
 Other                                                   18                 19
--------------------------------------------------------------------------------
Total                                             3,256,263          3,238,538
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

NiSource's natural gas distribution operations (Gas Distribution) serve approximately 3.2 million customers in nine states. Through its wholly owned subsidiary, Columbia, NiSource owns five local distribution companies (LDCs) that provide natural gas to approximately 2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to more than 765,000 customers in northern Indiana through three subsidiaries: Northern Indiana Public Service Company (Northern Indiana), Kokomo Gas and Fuel Company and Northern Indiana Fuel and Light Company, Inc. Additionally, NiSource's subsidiary, Bay State Gas Company, and its subsidiary Northern Utilities, Inc., distribute natural gas to approximately 327,000 customers in Massachusetts, Maine, and New Hampshire.

Regulatory Matters

On November 20, 2001, the Public Utilities Commission of Ohio (PUCO) issued final rules to implement the provisions of choice legislation enacted by the Ohio General Assembly on March 27, 2001. The new rules establish the process for PUCO certification and regulation of competitive retail natural gas suppliers, establish minimum service standards for competitive natural gas suppliers, and specify the procedures for establishment of governmental aggregation programs, in which consumers have the right to "opt-out" of the program. The new rules are expected to become effective in mid-2002. The PUCO has completed its rehearing on the rules. The new rules must now be approved by a Joint Committee on Agency Rule Review of the Ohio Legislature.

As part of the Kentucky Public Service Commission order approving the acquisition of Columbia, Columbia of Kentucky is required to file a rate case that includes an estimate of net merger savings and a mechanism to reflect merger savings on customers' bills. On May 1, 2002, Columbia Gas of Kentucky filed a general rate case, requesting an increase in revenue of approximately $2.5 million or 4% of annual operating revenues including the net merger savings.

Weather

Weather in Gas Distribution's markets was on average 17% warmer than normal and 14% warmer than the first quarter of 2001.

Throughput

Total volumes sold and transported of 326.8 million dekatherms (MDth) for the first quarter of 2002 decreased 15.3 MDth from the same period last year primarily due to warmer weather.

Net Revenues

Net revenues for the three months ended March 31, 2002 were $500.8 million, down $76.6 million over the same period in 2001. The warmer weather contributed $34.2 million to the decline net of weather insurance recoveries. The remaining net revenue decline reflected reduced recovery of revenue-based taxes offset by corresponding reductions in expense, reduced non-traditional sales and incentive program net revenues and lower throughput reflecting the economic slowdown.

Operating Income

For the first quarter of 2002, gas distribution reported operating income of $249.6 million, a $38.5 million decline from the same period in 2001. The decline in net revenues was partially offset by lower operating expenses of $38.1 million, which reflect lower revenue-based tax and uncollectibles expense, discontinuation of goodwill amortization of $10.4 million and insurance recovery of environmental expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Three Months Ended March 31, (in millions)                  2002          2001
--------------------------------------------------------------------------------
OPERATING REVENUES
 Transportation Revenues                                 $ 210.9       $ 232.7
 Storage revenues                                           45.3          44.6
 Other revenues                                              3.0          16.5
--------------------------------------------------------------------------------
Total Operating Revenues                                   259.2         293.8
Less: Cost of gas sold                                      11.7          35.1
--------------------------------------------------------------------------------
Net Revenues                                               247.5         258.7
--------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation and maintenance                                  79.3          79.4
 Depreciation and amortization                              27.4          40.0
 Other taxes                                                14.0          15.1
--------------------------------------------------------------------------------
Total Operating Expenses                                   120.7         134.5
--------------------------------------------------------------------------------
Operating Income                                         $ 126.8       $ 124.2
================================================================================

THROUGHPUT (MDTH)
Columbia Transmission
 Market Area                                               377.0         384.9
Columbia Gulf
 Mainline                                                  138.4         166.1
 Short-haul                                                 40.4          38.8
 Intrasegment eliminations                                (123.3)       (161.5)
Columbia Pipeline Deep Water                                 0.2           0.9
Crossroads Gas Pipeline                                      8.1          10.8
Granite State Pipeline                                      11.7          13.1
--------------------------------------------------------------------------------
Total                                                      452.5         453.1
--------------------------------------------------------------------------------

NiSource's gas transmission and storage segment consists of the operations of Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf), Columbia Pipeline Corporation, Crossroads Pipeline Company (Crossroads) and Granite State Transmission System (Granite). In total NiSource owns a pipeline network of approximately 16,130 miles extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together they serve customers in seventeen northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource gas transmission and storage segment operates one of the nation's largest underground natural gas storage systems.

Lost and Unaccounted For Gas

On March 28, 2002, the FERC issued an order affirming its earlier holdings rejecting challenges to Columbia Transmission's ability to recover certain lost and unaccounted-for gas in its annual Retainage Adjustment Mechanism filing. FERC directed Columbia Transmission to file additional information requested by interveners in the 2001 proceeding. As directed by the FERC, Columbia Transmission provided this information in the new annual filing made on March 1, 2002. Columbia Transmission expects that the FERC will uphold its previous rulings regarding this matter.

Long-Term Notes Receivable

In 1999, Columbia Transmission sold certain gathering facilities to a third party purchaser for approximately $22 million. The two parties executed a promissory note, which provides for payment of the purchase price to Columbia Transmission over a five-year period. The remaining balance, including interest, is approximately $17 million. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

counterparty is currently behind schedule in making payments under the note. Discussions regarding the timing of payments are ongoing and management is evaluating the recoverability of the note, which is secured by the facilities conveyed to the purchaser. While management is unable, at this time, to estimate the impact on the financial statements, any such impact is not expected to be material.

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

Throughput for the Transmission and Storage segment totaled 452.5 MDth for the first quarter of 2002, a decrease of 0.6 MDth from the comparable period in 2001. The decrease is primarily due to warmer weather offset by an increase in customer deliveries due to lower gas prices than the same period last year.

Net Revenues

Net revenues were $247.5 million for the first quarter of 2002, a decrease of $11.2 million. The prior period contained a gain on the sale of base gas of $11.4 million.

Operating Income

First quarter 2002 operating income of $126.8 million increased $2.6 million from 2001. The discontinuance of goodwill amortization increased operating income $12.2 million; however, prior period income was higher as a result of the $11.4 million gain from the sale of base gas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS

Three Months Ended March 31, (in millions)                    2002         2001
--------------------------------------------------------------------------------
NET REVENUES
   Sales revenues                                        $   238.8    $   247.3
   Less: Cost of sales                                        64.6         66.4
--------------------------------------------------------------------------------
Net Revenues                                                 174.2        180.9
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                  53.1         51.9
   Depreciation and amortization                              42.2         41.5
   Other taxes                                                13.3         13.8
--------------------------------------------------------------------------------
Total Operating Expenses                                     108.6        107.2
--------------------------------------------------------------------------------
Operating Income                                         $    65.6    $    73.7
================================================================================

REVENUES ($ IN MILLIONS)
   Residential                                                68.9         68.8
   Commercial                                                 69.0         68.0
   Industrial                                                 91.0        105.0
   Other electric service                                      9.9          5.5
--------------------------------------------------------------------------------
Total                                                        238.8        247.3
--------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
   Residential                                               702.4        697.7
   Commercial                                                831.7        815.4
   Industrial                                              2,025.8      2,323.0
   Other electric service                                     36.8         39.4
--------------------------------------------------------------------------------
Total                                                      3,596.7      3,875.5
--------------------------------------------------------------------------------

ELECTRIC CUSTOMERS
   Residential                                             381,737      379,898
   Commercial                                               47,486       46,670
   Industrial                                                2,622        2,660
   Other electric service                                      802          805
--------------------------------------------------------------------------------
Total                                                      432,647      430,033
--------------------------------------------------------------------------------

NiSource generates and distributes electricity to approximately 433,000 customers in 21 counties in the northern part of Indiana. NiSource owns and operates four coal-fired electric generating stations with a net capability of 3,179 megawatts (mw), four gas-fired combustion turbine-generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. The shutdown of the Dean Mitchell Generating Station (Mitchell Station) announced in December 2001 was completed in the first quarter of 2002. The net capability of the Mitchell Station was 502 mw. As of March 31, 2002, excluding the Mitchell Station, these facilities provide for a total system net capability of 2,890 mw. NiSource is interconnected with five neighboring electric utilities.

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to work through fundamental changes as noted below. These changes will continue to have an impact on NiSource's Electric Operation's structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including shutting down an inefficient generating plant, converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

The overall weakening of the U.S. economy is reflected in the 297.2 gigawatt-hour (gwh) decline in sales to the industrial customer class in the first quarter of 2002 versus the comparable 2001 period. In particular, the steel and steel related industries have been adversely impacted by recent events and market conditions, with three major customers (LTV Corp., Bethlehem Steel Corp. and National Steel Corp.) declaring bankruptcy. Overall deliveries to the steel industry were down 229.8 gwh in the first quarter of 2002 versus the same period in 2001. Slightly offsetting these decreases were deliveries to residential and commercial customers which were 21.0 gwh higher in the 2002 period.

Regulatory Matters

In 1999, the Federal Energy Regulatory Commission (FERC) issued Order 2000 addressing the formation and operation of Regional Transmission Organizations
(RTOs). On February 28, 2001, Northern Indiana joined the Alliance RTO. On December 18, 2001, the IURC issued an order denying Northern Indiana's request to transfer functional control of its transmission facilities to the Alliance RTO. On December 20, 2001, the FERC reversed prior orders that had preliminarily approved the Alliance RTO and concluded that the Alliance RTO failed to meet Order 2000's scope and configuration requirements. FERC ordered the Alliance RTO companies, including Northern Indiana, to pursue membership in the Midwest Independent System Operator (MISO). The Alliance RTO is actively negotiating to become a part of the MISO. On April 24, 2002 FERC issued an Order giving guidance regarding the rate design and delegation of functions applicable to the Alliance companies, including efforts to join a RTO as an Independent Transmission Company. In addition the Alliance companies must make a filing by May 27, 2002 detailing which RTO they plan to join and whether such participation will be collective or individual. Northern Indiana has expended approximately $7.2 million related to joining the Alliance RTO. NiSource believes that the amounts spent will be recoverable.

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

Environmental Matters

The U.S. Environmental Protection Agency (EPA) issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matters to the EPA. The Court of Appeals decision was appealed to the Supreme Court, which heard oral arguments on November 7, 2000. The Supreme Court rendered a complex ruling on February 27, 2001 that required several issues to be resolved by the D.C. Circuit Court before final rulemaking could occur. On March 26, 2002, the D.C. Circuit Court largely upheld the ambient air standards as proposed. Consequently, final rules specifying a compliance level and controls necessary for compliance will now be developed by EPA which will likely change air emissions compliance requirements. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and nitrogen oxides emissions from coal-fired boilers (including Northern Indiana's electric generating stations). Final implementation methods will be set by the EPA as well as state regulatory authorities. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA and are currently not reasonably estimable. NiSource will continue to closely monitor developments in this area, however, the exact nature of the impact of the new standards on its operations will not be known for some time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Sales

Electric sales for the first quarter of 2002 were 3,596.7 million kilowatt-hours
(kwh), a decrease of 278.8 million kwh compared to the 2001 period, reflecting a decrease in industrial demand primarily due to the economic downturn.

Net Revenues

In the first quarter of 2002, electric net revenues of $174.2 million decreased by $6.7 million from the 2001 period reflecting the reduced industrial sales.

Operating Income

Operating income for the first quarter of 2002 was $65.6 million, a decrease of $8.1 million from the same period in 2001. The decrease was caused by the decline in revenues and slightly higher operation and maintenance expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS

Three Months Ended March 31, (in millions)                   2002          2001
--------------------------------------------------------------------------------
OPERATING REVENUES
 Gas revenues                                            $   66.0      $   47.3
 Gathering revenues                                           2.4           2.5
 Other revenues                                               4.9           4.0
--------------------------------------------------------------------------------
Total Operating Revenues                                     73.3          53.8
--------------------------------------------------------------------------------
Operating Expenses
 Operation and maintenance                                   21.6          23.3
 Depreciation and depletion                                  15.6          15.3
 Other taxes                                                  3.4           5.6
--------------------------------------------------------------------------------
Total Operating Expenses                                     40.6          44.2
--------------------------------------------------------------------------------
Operating Income                                         $   32.7      $    9.6
================================================================================

AVERAGE PRICE OF GAS PRODUCTION ($ PER Mcf)
 U.S.                                                        5.02          3.33
 Canada                                                      2.67          8.46

GAS PRODUCTION (Bcf)
 U.S.                                                        13.2          14.5
 Canada                                                        --            --
--------------------------------------------------------------------------------
Total                                                        13.2          14.5
--------------------------------------------------------------------------------

OIL AND LIQUIDS PRODUCTION STATISTICS
 Production (000 Bbls)
  U.S.                                                       52.0          59.0
  Canada                                                      4.0           2.0
--------------------------------------------------------------------------------
Total                                                        56.0          61.0
================================================================================

 Average Price ($ per Bbl)
  U.S.                                                      12.90         25.88
  Canada                                                    21.08         31.13
--------------------------------------------------------------------------------

NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. Columbia Resources produced 13.2 Bcf equivalents (Bcfe) of natural gas and oil in the first quarter of 2002, has financial interests in over 8,000 wells, and has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent at March 31, 2002.

Forward Sale of Natural Gas

Columbia Resources has forward gas sales agreements with Mahonia II Limited (Mahonia). Under the agreements, Columbia Resources has the remaining obligation to deliver 143.2 Bcf of natural gas to Mahonia through February 2006.

Volumes

For the quarter, Columbia Resources gas production totaled 13.2 Bcf, down 9% from the 14.5 Bcf produced in the same period in 2001. Production from current operations is consistent with the prior period; however, a gas balancing adjustment was recorded in the 2002 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)

Net Revenues

Net revenues for the first quarter of 2002 were $73.3 million, an improvement of $19.5 million from the same period last year. The improvement related primarily to the increase in gas prices, reflecting the benefits of high-value hedge positions for production in the 2002 period.

Operating Income

Operating income for the first quarter of 2002 was $32.7 million, a $23.1 million increase over the same period in 2001, which resulted primarily from the increase in revenues. Also contributing to the increase in operating income were lower operating expenses, which decreased by $3.6 million in the current quarter, compared to the 2001 period, primarily as a result of reduced severance and property taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
MERCHANT OPERATIONS (CONTINUED)

Three Months Ended March 31, (in millions)                  2002           2001
--------------------------------------------------------------------------------
NET REVENUES
   Gas                                                 $   295.1      $ 1,144.4
   Electric                                                246.1          123.2
   Other                                                    17.4           16.3
--------------------------------------------------------------------------------
   Total Revenues                                          558.6        1,283.9
   Less:  Cost of products purchased                       524.9        1,265.9
--------------------------------------------------------------------------------
Net Revenues                                                33.7           18.0
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                17.6           15.1
   Depreciation and amortization                             0.7            0.6
   Other taxes                                               1.3            0.8
--------------------------------------------------------------------------------
Total Operating Expenses                                    19.6           16.5
--------------------------------------------------------------------------------
Operating Income                                       $    14.1      $     1.5
================================================================================

VOLUMES
   Gas sales (MDth)                                        175.3          163.2
   Electric sales (Gigawatt Hours)                      10,196.3        2,569.7
--------------------------------------------------------------------------------

NiSource provides non-regulated merchant energy through its wholly owned subsidiaries EnergyUSA, Inc., Primary Energy and Northern Indiana. Energy USA, Inc., through its subsidiary EnergyUSA-TPC Corp. (TPC), provides energy related asset management and asset portfolio replacement opportunities for LDCs and fuel requirement services for electric utilities, independent power producers and cogeneration facilities. TPC also provides natural gas sales and management services to industrial and commercial customers, engages in natural gas marketing activities and provides gas supply. Primary Energy develops, builds, owns, operates and manages industrial based energy projects. The focus of the company is to develop on-site, industrial-based energy solutions for large complexes having multiple energy flows, such as electricity, steam, by-product fuels or heated water. Northern Indiana currently provides non-regulated electric wheeling and bulk power sales.

Primary Energy

Primary Energy is currently involved in six projects that are concerned with the generation of electricity, steam or thermal energy on the sites of industrial customers. Five projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees, sublease payments, unit sale payments or processing fees. One project, Whiting Clean Energy, will obtain natural gas to produce electricity for sale in the wholesale markets and steam for industrial use. In addition, a subsidiary of Primary Energy is a 50% partner in a partnership which operates a coal pulverization facility. Generally, the facilities are owned by unaffiliated special purpose entities whose assets and liabilities are not included in NiSource's consolidated financial statements.

Primary Energy's Whiting Clean Energy project at BP's Whiting, Indiana refinery has incurred delays primarily associated with remediating damage that occurred during commissioning in September 2001. The delays have also resulted in an increase in estimated project costs and the need for approximately $20 million of additional funding. While the financing process is expected to be completed in the second quarter, if the lessor is unsuccessful in securing the additional financing, the cost of the facility and related debt will be reflected in NiSource's consolidated financial statements. Primary Energy has asserted a claim against the construction contractor relating to the delay.

The project has begun producing electricity and since March 31, 2002 has been under lease to Primary Energy. NiSource projects that the facility will operate at a loss based on the current market view of forward pricing in the gas and electric markets. For 2002, the after-tax loss is projected to be approximately $16.0 million. Based on these current projections, if, as discussed above, the facility is consolidated by NiSource, it is likely that a significant impairment would be recorded pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. The total amount of the Whiting project is approximately $320 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
MERCHANT OPERATIONS (CONTINUED)

Primary Energy's Ironside project at LTV Steel Company's (LTV) East Chicago, Indiana mill has been negatively impacted by LTV's bankruptcy filing in December 2000 and LTV's December 2001 decision to idle the steel mill. The Ironside facility cannot currently be operated on an economic basis if the mill is not operating. On April 12, 2002, LTV completed the sale of the mill to International Steel Group. International Steel Group has announced its intentions to begin operating the mill's blast furnace by the third quarter of 2002. LTV has filed a notice of its rejection of the ground and facility leases with Ironside in its bankruptcy proceedings. Ironside has filed an objection to the notice. NiSource is currently involved in negotiations with International Steel Group regarding an agreement to assume or amend and restate the agreements with LTV. The delays resulting from the bankruptcy have resulted in an increase in estimated project costs and the need for approximately $2 million of additional financing. Primary Energy expects that the additional financing will be completed in the second quarter. The total cost of the Ironside project is approximately $66.0 million.

The lease at Primary Energy's North Lake project is due to expire in June 2002. The project's primary lender is expected to agree to extend the term of the lease and related financing through December 2002. If the Lessee purchases the project at the end of the extended lease period, the payment will be funded by NiSource. However, the strategy at this time is to pursue refinancing.

On March 6, 2002, National Steel Corp. (National) filed for bankruptcy protection. National receives electricity, steam and hot water from Primary Energy's Portside project. Currently, National is evaluating its options for its agreements related to the Portside project. National has paid most post-petition fees due to date. Pre-petition tolling and other fees not paid total $0.7 million. The unamortized funding for the Portside project is $62.6 million.

ACCOUNTING ISSUES. Most of the Primary Energy projects are structured as synthetic leases where the lessors are special purpose entities and Primary Energy subsidiaries act as the lessees. NiSource does not consolidate the assets or related debt associated with the facilities in its consolidated financial statements. The aggregate unamortized funding for all the projects at March 31, 2002 was $647.8 million.

The Financial Accounting Standards Board (FASB) is currently considering issuing an Interpretation of Statement of Financial Accounting Standards (SFAS) No. 94, "Consolidation of All Majority-Owned Subsidiaries" that will address issues related to identifying and accounting for special purpose entities. In its deliberations the FASB has discussed requiring that the primary beneficiary of a special purpose entity consolidate the entity unless the entity has sufficient independent economic substance, a third party has made a substantive equity investment in an amount greater than ten percent of the entity's capitalization and a third party has the substantive risks of ownership of the entity and bears the first dollar of any of the entity's losses. The FASB may not allow for grandfathering of special purpose entities already in existence at the time the interpretation becomes effective. The FASB expects to issue the Interpretation in final form in the third quarter of 2002 with an effective date beginning January 1, 2003 for calendar year-end companies. If the FASB issues the Interpretation, as presently contemplated, the special purpose entities which own the facilities associated with the Primary Energy projects, in their present form, would be consolidated by NiSource. However, Primary Energy is reviewing several options, including but not limited to restructuring the portfolio of projects so as to conform to the new rules.

Net Revenues

Net revenues of $33.7 million for the first quarter of 2002 increased $15.7 million from the comparable 2001 period. The increase in net revenues primarily reflected the effect of East Coast basis trading losses that occurred in the 2001 period.

Operating Income

Merchant Operations had operating income of $14.1 million for the first quarter of 2002, an increase of $12.6 million from the same period last year. The increase is primarily due to East Coast basis trading losses that occurred in the 2001 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER

Three Months Ended March 31, (in millions)                  2002          2001
--------------------------------------------------------------------------------
NET REVENUES
 Products and services revenue                           $  18.2       $  37.0
 Less: Cost of products purchased                           15.5          28.7
--------------------------------------------------------------------------------
Net Revenues                                                 2.7           8.3
--------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation and maintenance                                  (1.2)         34.2
 Depreciation and amortization                               1.5           2.1
 Gain on sale of assets                                     (3.5)           --
 Other taxes                                                 0.7           1.2
--------------------------------------------------------------------------------
Total Operating Expenses                                    (2.5)         37.5
--------------------------------------------------------------------------------
Operating Income (Loss)                                  $   5.2       $ (29.2)
--------------------------------------------------------------------------------

NiSource has invested in a number of ventures focused on distributed generation technologies including fuel cells and micro turbines. NiSource has also built a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. NiSource is pursuing strategic alternatives for its telecommunications network, has recently sold its pipeline construction business and sold SM&P, its line locating and marking business on January 28, 2002.

Net Revenues

Net revenues of $2.7 million for the first quarter of 2002 decreased by $5.6 million from the first quarter of 2001. This decrease was due to the sale of SM&P.

Operating Income (Loss)

Other reported operating income of $5.2 million versus an operating loss of $29.2 million in the first quarter of 2001, reflecting the $15.5 million 2001 litigation settlement of Market Hub Partners, L.P. and lower operation and maintenance expenses in the 2002 period. Also contributing to this increase was the $9.1 million reversal from the Columbia Energy Services reserve for uncollectible retail accounts due to shutting down its operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk see Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

NISOURCE INC.

1. UNITED STATES OF AMERICA ex rel. JACK J. GRYNBERG v. COLUMBIA GAS TRANSMISSION CORP., et al. The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and twelve affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants joined together with numerous other defendants and filed a motion requesting the district court to amend its order to include a certification so that the defendants could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001.

2. QUINQUE OPERATING CO. et al v. GAS PIPELINES, et al. Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and fourteen affiliated entities. The allegations in Quinque are similar to those made in Grynberg; however, Quinque broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Quinque asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Quinque purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously removed the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court. In June 2001, the plaintiff voluntarily dismissed nine of the thirteen Columbia entities. Discovery relating to personal jurisdiction has begun. On September 12, 2001 the four remaining Columbia defendants along with other defendants filed a joint motion to dismiss the amended complaint. That motion is currently pending before the court.

3. VIVIAN K. KERSHAW et al. v. COLUMBIA NATURAL RESOURCES, INC., et al. In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. (Columbia Natural Resources) and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Natural Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Natural Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has now remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001. On December 3, 2001, the defendants filed an answer to the plaintiffs' complaint.

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

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (4.48)   364 Day Revolving Credit Agreement

      (10.36) Second Amendment to NiSource Inc. Nonemployee Director Stock
              Incentive Plan*

      Pursuant to Item 601(b)(4)(iii) of Regulation S-K, NiSource hereby agrees to furnish the SEC, upon request, any instrument defining the rights of holders of long-term debt of NiSource not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of NiSource and its subsidiaries on a consolidated basis.

      * Management contract or compensatory plan or arrangement of NiSource Inc.

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the first quarter of 2002:

                          Financial
     Item Reported   Statements Included     Date of Event         Date Filed
--------------------------------------------------------------------------------

           9                  No           February 12, 2002   February 12, 2002

--------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    NiSource Inc.
                                            ---------------------------
                                                    (Registrant)










Date:  May 9, 2002                      By:    /s/ Jeffrey W. Grossman
                                           --------------------------------
                                                 Jeffrey W. Grossman
                                            Vice President and Controller
                                            (Principal Accounting Officer
                                             and Duly Authorized Officer)