Form 10-Q
period 2002-06-30
NISOURCE INC/DE
filed 2002-08-14
CIK 1111711

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JUNE 30, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______


                        Commission file number 001-16189

                                  NISOURCE INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                          Delaware                  35-2108964
                     ------------------            ------------
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)    Identification No.)

                     801 East 86th Avenue

                    Merrillville, Indiana                     46410
                  -------------------------               ------------
           (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number, including area code (877) 647-5990

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value:
207,660,198 shares outstanding at June 30, 2002.

                                 NISOURCE INC.

                           FORM 10-Q QUARTERLY REPORT

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                          Page
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Statements of Consolidated Income (Loss)..............    3

                 Consolidated Balance Sheets...........................    4

                 Statements of Consolidated Cash Flows.................    6

                 Notes to Consolidated Financial Statements............    7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................   14

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk...........................................   34

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings.....................................   35

         Item 2. Changes in Securities and Use of Proceeds.............   36

         Item 3. Defaults Upon Senior Securities.......................   36

         Item 4. Submission of Matters to a Vote of Security Holders...   36

         Item 5. Other Information.....................................   36

         Item 6. Exhibits and Reports on Form 8-K......................   37

         Signature.....................................................   38

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (unaudited)

                                                                           Three Months                        Six Months
                                                                           Ended June 30,                     Ended June 30,
                                                                    ---------------------------         ---------------------------
(in millions, except per share amounts)                               2002               2001              2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Gas distribution                                                 $   538.7         $   754.3         $ 1,767.8         $ 2,797.8
   Gas transmission and storage                                         137.8             140.8             309.5             311.2
   Electric                                                             252.9             246.0             487.3             492.8
   Exploration and production                                            33.8              21.7              85.3              69.9
   Merchant                                                             376.2             649.9             850.4           1,875.7
   Other                                                                 36.2              60.1              81.7             125.5
-----------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                        1,375.6           1,872.8           3,582.0           5,672.9
   Cost of sales                                                        668.8           1,163.1           1,836.6           3,863.4
-----------------------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                      706.8             709.7           1,745.4           1,809.5
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES

   Operation and maintenance                                            350.6             341.1             656.9             714.3
   Depreciation, amortization and depletion                             131.6             157.8             276.4             324.1
   Loss (gain) on sale or impairment of assets                           --                 9.2             (23.0)              9.2
   Other taxes                                                           62.3              61.5             154.8             159.3
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                544.5             569.6           1,065.1           1,206.9
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        162.3             140.1             680.3             602.6
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (DEDUCTIONS)

   Interest expense, net                                               (123.7)           (149.4)           (251.9)           (312.6)
   Minority interests                                                    (5.1)             (5.1)            (10.2)            (10.2)
   Preferred stock dividends of subsidiaries                             (1.9)             (2.0)             (3.7)             (3.8)
   Other, net                                                             3.2               8.9               6.2              11.4
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                        (127.5)           (147.6)           (259.6)           (315.2)
-----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             34.8              (7.5)            420.7             287.4
INCOME TAXES                                                             14.1               2.4             158.0             120.0
-----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 20.7              (9.9)            262.7             167.4
-----------------------------------------------------------------------------------------------------------------------------------
Loss from Discontinued Operations - net of taxes                         (3.2)             (1.7)             (3.0)             (1.1)
Gain on Sale of Discontinued Operations - net of taxes                    7.5              --                 7.5              --
Change in Accounting - net of tax                                        --                --                --                 4.0
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                   $    25.0         $   (11.6)        $   267.2         $   170.3
===================================================================================================================================
BASIC EARNINGS (LOSS) PER SHARE ($)

   Continuing operations                                                 0.10             (0.05)             1.28              0.82
   Discontinued operations                                               0.02             (0.01)             0.02             (0.01)
   Change in accounting                                                  --                --                --                0.02
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                          0.12             (0.06)             1.30              0.83
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE ($)

   Continuing operations                                                 0.10             (0.05)             1.26              0.80
   Discontinued operations                                               0.02             (0.01)             0.02             (0.01)
   Change in accounting                                                  --                --                --                0.02
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE                                        0.12             (0.06)             1.28              0.81
-----------------------------------------------------------------------------------------------------------------------------------
BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                      205.6             205.3             205.6             205.2
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                208.2             205.3             208.0             209.7
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,   December 31,
(in millions)                                              2002           2001
--------------------------------------------------------------------------------
                                                       (unaudited)
ASSETS

PROPERTY, PLANT AND EQUIPMENT

   Utility plant                                       $16,268.0      $16,078.9
   Accumulated depreciation and amortization            (7,826.2)      (7,616.4)
--------------------------------------------------------------------------------
   Net utility plant                                     8,441.8        8,462.5
--------------------------------------------------------------------------------
   Gas and oil producing properties, successful
   efforts method
    United States cost center                            1,034.2        1,011.5
    Canadian cost center                                     8.6           22.3
   Accumulated depletion                                  (101.7)         (74.6)
--------------------------------------------------------------------------------
   Net gas and oil producing properties                    941.1          959.2
--------------------------------------------------------------------------------
   Other property, at cost, less accumulated
   depreciation                                            690.7          133.0
--------------------------------------------------------------------------------
Net Property, Plant and Equipment                       10,073.6        9,554.7
--------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS

   Net assets of discontinued operations                    --            375.0
   Unconsolidated affiliates                               121.2          123.9
   Assets held for sale                                    106.6           15.4
   Other investments                                        54.7           47.8
--------------------------------------------------------------------------------
Total Investments                                          282.5          562.1
--------------------------------------------------------------------------------

CURRENT ASSETS

   Cash and cash equivalents                                54.8          127.9
   Accounts receivable (less reserves of $61.4 and
   $63.4, respectively)                                    538.2          937.7
   Other receivables                                        18.3           10.1
   Gas inventory                                           181.2          377.7
   Underrecovered gas and fuel costs                       146.3          129.4
   Materials and supplies, at average cost                  80.1           73.3
   Electric production fuel, at average cost                34.4           29.2
   Price risk management assets                             78.1          299.2
   Exchange gas receivable                                 157.7          186.8
   Prepayments and other                                   295.0          395.4
--------------------------------------------------------------------------------
Total Current Assets                                     1,584.1        2,566.7
--------------------------------------------------------------------------------

OTHER ASSETS

   Price risk management assets                            106.2           18.5
   Regulatory assets                                       608.8          522.3
   Goodwill, less accumulated amortization               3,726.7        3,735.7
   Deferred charges and other                              375.3          414.1
--------------------------------------------------------------------------------
Total Other Assets                                       4,817.0        4,690.6
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $16,757.2      $17,374.1
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,     December 31,
(in millions)                                             2002             2001
--------------------------------------------------------------------------------
                                                     (unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stock Equity                                   $ 3,579.7       $ 3,469.4
Preferred Stocks --
    Series without mandatory redemption provisions         81.1            83.6
    Series with mandatory redemption provisions             5.0             5.0
Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely
    Company debentures                                    345.0           345.0
Long-term debt, excluding amounts due within one
    year                                                5,930.5         5,780.8
--------------------------------------------------------------------------------
Total Capitalization                                    9,941.3         9,683.8
--------------------------------------------------------------------------------

CURRENT LIABILITIES

   Current redeemable preferred stock subject to
     mandatory redemption                                  43.0            43.0
   Current portion of long-term debt                      692.8           398.2
   Short-term borrowings                                1,000.7         1,854.3
   Accounts payable                                       391.4           646.6
   Dividends declared on common and preferred stocks       62.0             1.8
   Customer deposits                                       57.9            36.3
   Taxes accrued                                          264.8           339.0
   Interest accrued                                        90.8            79.6
   Overrecovered gas and fuel costs                        29.0            49.3
   Price risk management liabilities                       79.6           242.3
   Exchange gas payable                                   305.8           287.2
   Current deferred revenue                               118.3            89.0
   Other accruals                                         480.9           662.0
--------------------------------------------------------------------------------
Total Current Liabilities                               3,617.0         4,728.6
--------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS

   Price risk management liabilities                       10.2            11.4
   Deferred income taxes                                1,875.1         1,726.3
   Deferred investment tax credits                        100.8           105.2
   Deferred credits                                       257.1           231.0
   Noncurrent deferred revenue                            371.2           435.4
   Accrued liability for postretirement benefits          290.1           277.7
   Liabilities held for sale                              118.3            --
   Other noncurrent liabilities                           176.1           174.7
--------------------------------------------------------------------------------
Total Other                                             3,198.9         2,961.7
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                              --              --
--------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                  $16,757.2       $17,374.1
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

                                                                  Six Months Ended June 30,
                                                                  --------------------------
(in millions)                                                        2002             2001
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

   Net income                                                     $  267.2         $  170.3
   Adjustments to reconcile net income to net cash from
   continuing operations:
    Depreciation, depletion, and amortization                        276.4            324.1
    Net changes in price risk management activities                  (33.0)            (2.7)
    Asset impairment                                                  --                9.2
    Deferred income taxes and investment tax credits                  44.5           (106.5)
    Deferred revenue                                                 (35.0)          (177.6)
    Gain on sale of assets                                           (23.0)            --
    Income from change in accounting                                  --               (4.0)
    Gain on sale of discontinued assets                               (7.5)            --
    Income from discontinued operations                                3.0              1.1
    Other, net                                                        12.3             (9.5)
--------------------------------------------------------------------------------------------
                                                                     504.9            204.4
--------------------------------------------------------------------------------------------
   Changes in components of working capital, net of effect
   from acquisitions of businesses:

    Accounts receivable, net                                         459.1            558.0
    Inventories                                                      119.5            115.9
    Accounts payable                                                (255.5)          (636.1)
    Taxes accrued                                                    (24.0)            70.7
    (Under) Overrecovered gas and fuel costs                         (37.2)           441.0
    Exchange gas receivable/payable                                   47.7            (11.0)
    Other accruals                                                  (181.0)           (60.2)
    Other working capital                                            242.6           (160.1)
--------------------------------------------------------------------------------------------
Net Cash from Continuing Operations                                  876.1            522.6
Net Cash from Discontinued Operations                                 --               --
--------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                   876.1            522.6
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

    Capital expenditures                                            (249.8)          (185.9)
    Proceeds from disposition of assets                              426.0             --
    Other investing activities, net                                   --               15.3
--------------------------------------------------------------------------------------------
Net Investing Activities                                             176.2           (170.6)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

    Issuance of long-term debt                                        --              300.0
    Retirement of long-term debt                                    (152.1)           (36.9)
    Change in short-term debt                                       (853.4)          (559.6)
    Retirement of preferred shares                                    (2.5)            (0.3)
    Issuance of common stock                                           2.9             13.5
    Dividends paid - common shares                                  (120.3)          (120.2)
--------------------------------------------------------------------------------------------
Net Financing Activities                                          (1,125.4)          (403.5)
--------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                     (73.1)           (51.5)
Cash and cash equivalents at beginning of year                       127.9            193.0
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   54.8         $  141.5
============================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid for interest, net of amounts capitalized               223.7            320.9
    Cash paid for income taxes                                        76.8            138.0
--------------------------------------------------------------------------------------------

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

2.    DILUTED AVERAGE COMMON SHARES COMPUTATION

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS are impacted by the incremental effect of the various long-term incentive compensation plans and the forward equity contracts associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)) and Corporate Premium Income Equity Securities.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

                                             Three Months          Six Months
                                            Ended June 30,       Ended June 30,
                                         ---------------------------------------
(in thousands)                              2002      2001       2002      2001
--------------------------------------------------------------------------------
Denominator
   Basic average common shares
   outstanding                           205,645   205,309    205,591   205,175
   Dilutive potential common shares        2,567      --        2,443     4,488
--------------------------------------------------------------------------------
Diluted Average Common Shares            208,212   205,309    208,034   209,663
--------------------------------------------------------------------------------

3.    INDIANA UTILITY REGULATORY COMMISSION RATE SETTLEMENT

On June 20, 2002, a settlement agreement was filed with the Indiana Utility Regulatory Commission (IURC) that would enable electric customers of Northern Indiana to receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months. The settlement was the result of months of negotiations among Northern Indiana, the Indiana Office of Utility Consumer Counselor, and a group of commercial and industrial customers. Other customers have opposed the settlement. Hearings on the settlement were held on July 22 and 23, 2002.

If approved by the IURC, Northern Indiana's electric customers, other than those on certain contract rates, will receive a credit of approximately 6 percent of the electric portion of their monthly Northern Indiana bill. Briefings were completed by all parties on August 13 and the IURC will issue a final order in the matter sometime after that date.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For all of the plans, a total of approximately 1,400 management, professional, administrative and technical positions have been identified for elimination. As of June 30, 2002, approximately 900 employees had been terminated, of which approximately 110 employees and 190 employees were terminated during the quarter and six months ended June 30, 2002, respectively. At June 30, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $47.2 million and $58.3 million related to the restructuring plans, respectively. During the quarter and six months ended June 30, 2002, $6.2 million and $10.9 million of benefits were paid as a result of the restructuring plans, respectively. Additionally, during the second quarter and six months ended June 30, 2002, the restructuring plan liability was adjusted by $0.2 million.

5.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On April 30, 2002, NiSource sold the water utility assets of the Indianapolis Water Company (IWC) and other assets of IWC Resources Corporation (IWCR) and its subsidiaries to the City of Indianapolis for $540.0 million, which included $157.5 million in IWC debt and the redemption of $2.5 million of IWC preferred stock. As a result of this transaction, NiSource recorded an after-tax gain of $7.5 million in the second quarter of 2002. The gain included a tax benefit of $33.2 million resulting from the reduction of a deferred tax liability no longer required. NiSource also sold its interest in White River Environmental Partnership (WREP), which was an IWC investment, to the other partners for $8.0 million. The sales price of WREP approximated book value. The divestiture of the water utilities was required as part of the order by the U.S. Securities and Exchange Commission approving the November 2000 acquisition of Columbia Energy Group (Columbia). During 2002 and 2001, the water utilities' operations were reported as discontinued operations. Previously they were reported in the Other segment.

Results from discontinued operations of the water utilities are provided in the following table:

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                           -------------------------------------
($ in millions)                            2002       2001     2002       2001
--------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS       7.8       27.0     30.7       51.8
--------------------------------------------------------------------------------
Loss from discontinued operations          (8.8)      (2.0)    (8.3)      (0.2)
Income taxes                               (5.6)      (0.3)    (5.3)       0.9
--------------------------------------------------------------------------------
NET LOSS FROM DISCONTINUED OPERATIONS      (3.2)      (1.7)    (3.0)      (1.1)
--------------------------------------------------------------------------------

On July 1, 2002, EnergyUSA-TPC, a consolidated subsidiary, sold its net obligations under a portion of its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. According to the terms of the agreement, NiSource paid $6.8 million to settle the net obligations. The net assets and net liabilities of EnergyUSA-TPC transferred pursuant to the agreement were reported as held for sale at June 30, 2002.

On January 28, 2002, NiSource sold all of the issued and outstanding capital stock of SM&P Utility Resources, Inc. (SM&P), a wholly owned subsidiary of NiSource, to The Laclede Group, Inc. for $37.9 million. SM&P operates an underground line locating and marking service in ten midwestern states. In the first quarter of 2002, NiSource recognized an after-tax gain of $12.5 million related to the sale. The net assets of SM&P were reported as assets held for sale on the consolidated balance sheets at December 31, 2001.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets held for sale and net assets of discontinued operations and liabilities held for sale were as follows:

                                                         JUNE 30,   December 31,
(in millions)                                               2002         2001
--------------------------------------------------------------------------------
ASSETS HELD FOR SALE AND NET ASSETS OF
 DISCONTINUED OPERATIONS

   Accounts receivable, net                               $ 21.3         $ 48.4
   Property, plant and equipment, net                       74.2          706.0
   Other assets                                             51.4           98.9
   Current liabilities                                     (18.2)        (146.6)
   Debt                                                     (7.7)         (78.7)
   Other liabilities                                       (14.4)        (237.6)
--------------------------------------------------------------------------------
Assets Held for Sale and Net Assets of Discontinued
Operations                                                $106.6         $390.4
--------------------------------------------------------------------------------

LIABILITIES HELD FOR SALE

   Current liabilities                                    $(98.0)          --
   Debt                                                     --             --
   Other liabilities                                       (20.3)          --
--------------------------------------------------------------------------------
Liabilities Held for Sale                                 $(118.3)         --
--------------------------------------------------------------------------------

NET ASSETS AND (LIABILITIES) HELD FOR SALE AND NET
ASSETS OF DISCONTINUED OPERATIONS                          $(11.7)       $390.4
--------------------------------------------------------------------------------

6.    RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks inherent in its business. NiSource accounts for its derivatives under Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" and accounts for its trading contracts that do not qualify as derivatives accounted for under SFAS No. 133 pursuant to Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

SFAS NO. 133. The activity for the second quarter and six-month period ended June 30, 2002 with respect to cash flow hedges included the following:

                                                     Three Months    Six Months
                                                        Ended          Ended
(in millions, net of tax)                           June 30, 2002  June 30, 2002
--------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying
as cash flow hedges at the beginning of the period     $  36.9        $  50.1

Unrealized hedging gains arising during the period
on derivatives qualifying as cash flow hedges             24.7           35.3

Reclassification adjustment for net loss (gain)            2.8          (21.0)
included in net income
--------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying
as cash flow hedges at the end of the period           $  64.4        $  64.4
--------------------------------------------------------------------------------

Unrealized gains and losses on NiSource's cash flow and fair value hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource's gas and power marketing portfolios. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $111.8 million and $66.0 million at June 30, 2002 and December 31, 2001, respectively, of which $16.3 million and $65.9 million were included in "Current Assets" and $95.5 million and $0.1 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on hedges were $9.5 million and $10.3 million at June 30, 2002 and December 31, 2001, respectively, all of which were included in "Current Liabilities."

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the second quarter of 2002, no amounts were recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the second quarter, NiSource reclassified $0.4 million, net of tax, related to its cash flow hedges of natural gas production, from other comprehensive income to earnings due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in net income recognition of amounts currently classified in other comprehensive income of approximately $12.2 million, net of tax.

TRADING ACTIVITIES. NiSource's trading operations include the activities of its power trading business and gas trading business associated with TPC. NiSource employs a value-at-risk (VaR) model to assess the market risk of its energy trading portfolios. NiSource estimates the one-day VaR across all trading groups that utilize derivatives using variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.6 million, $0.8 million and $0.4 million during the second quarter of 2002 and $1.7 million, $2.6 million and $1.0 million during the second quarter of 2001. The daily VaR for the gas trading portfolio on an average, high and low basis was $0.2 million, $0.2 million and $0.1 million during the second quarter of 2002 and $0.5 million, $1.0 million and $0.2 million during the second quarter of 2001.

NiSource recorded power trading revenues and cost of sales of $195.4 million and $209.6 million, respectively, for the quarter ended June 30, 2002 and $410.7 million and $433.0 million, respectively, for the six-months ended June 30, 2002. NiSource recorded power trading revenues and cost of sales of $238.2 million and $234.5 million, respectively, for the quarter ended June 30, 2001 and $346.8 million and $343.3 million, respectively, for the six-months ended June 30, 2001. NiSource recorded gas trading revenues and cost of sales of $153.3 million and $211.2 million, respectively, for the quarter ended June 30, 2002 and $409.1 million and $465.9 million, respectively, for the six-months ended June 30, 2002. NiSource recorded gas trading revenues and cost of sales of $392.8 million and $397.8 million, respectively, for the quarter ended June 30, 2001 and $1,472.0 million and $1,543.1 million, respectively, for the six-months ended June 30, 2001.

The fair market value of NiSource power trading assets and liabilities were $59.5 million and $65.3 million, respectively, at June 30, 2002 and $60.3 million and $59.4 million, respectively, at December 31, 2001. The fair market value of NiSource gas trading assets and liabilities were $55.2 million and $60.6 million, respectively, at June 30, 2002. The fair market value of NiSource gas trading assets and liabilities were $192.0 million and $184.0 million, respectively, at December 31, 2001. On July 1, 2002, NiSource sold its net obligations under a portion of its gas forward transaction portfolio, physical storage inventory and associated agreements to a third-party, and accordingly a portion of the price risk management assets and liabilities are included in "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheets at June 30, 2002.

Unrealized gains and losses on NiSource's trading portfolio are recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource's hedges. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on trading activities of $114.7 million and $252.3 million at June 30, 2002 and December 31, 2001, respectively, of which $61.8 million and $233.3 million were included in "Current Assets" and $10.7 million and $19.0 million were included in "Other Assets." Additionally, at June 30, 2002, $42.2 million of price risk management assets were included in "Assets held for sale." Price risk management liabilities related to unrealized gains and losses on trading activities (including net option premiums) were $125.9 million and $243.4 million, of which $70.1 million and $232.0 million were included in "Current Liabilities" and $10.2 million and $11.4 million were included in "Other Liabilities and Deferred Credits" at June 30, 2002 and December 31, 2001, respectively. Additionally, at June 30, 2002, $45.6 million of price risk management liabilities were included in "Liabilities held for sale."

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations (SFAS No. 141)," and SFAS No. 142, "Goodwill and Other Intangible Assets (SFAS No.142)." The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

NiSource adopted the provisions of SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 142 on January 1, 2002 resulted in an increase in operating income of $23.0 million and $45.6 million for the second quarter and six month period ending June 30, 2002, respectively, reflecting the effects of discontinuing the amortization of goodwill. Net income would have been $11.4 million, or $0.05 per basic share for the second quarter of 2001 and $215.9 million, or $1.05 per basic share, for the six-month period ending June 30, 2001 had NiSource discontinued the amortization of goodwill effective January 1, 2001. NiSource amortized approximately $93.1 million of goodwill during the entire year of 2001.

Pursuant to the requirements of SFAS No. 142, NiSource has aggregated the subsidiaries related to the acquisition of Columbia Energy Group into two distinct reporting units, one within the Gas Distribution segment and one within the Transmission and Storage segment, for the purpose of testing goodwill for impairment. At June 30, 2002, goodwill, net of accumulated amortization was $1,722.4 million and $2,004.3 million for the Gas Distribution reporting unit and the Transmission and Storage reporting unit, respectively. NiSource has completed its analysis of the transitional goodwill impairment test as of June 30, 2002. The results indicated that no impairment charge was required.

EITF ISSUE NO. 02-03 - RECOGNITION AND REPORTING OF GAINS AND LOSSES ON ENERGY TRADING CONTRACTS UNDER EITF ISSUE NO. 98-10, "ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES," AND NO. 00-17, "MEASURING THE FAIR VALUE OF ENERGY-RELATED CONTRACTS IN APPLYING ISSUE NO. 98-10." In June 2002, the EITF reached a consensus on one issue related to Issue No. 02-03 (Issue). The key requirements include that all gains and losses on energy trading contracts should be shown net in the income statement. The gross transaction volumes for those energy trading contracts that are physically settled should be disclosed in the notes to the financial statements. The Issue is effective for financial statements issued for periods ending after July 15, 2002.

NiSource currently recognizes gains and losses on its trading derivatives on a net basis; however, transactions that result in physical delivery are displayed on a gross basis. NiSource will adjust its statements of consolidated income to reflect the physical transactions on a net basis in accordance with the Issue in the third quarter of 2002. The adoption of the Issue will have a material impact on NiSource's gross revenues and cost of sales, however the Issue will have no impact on operating income.

8.       TELECOMMUNICATIONS NETWORK

NiSource, through its subsidiary Columbia Transmission Communications Corporation (Transcom), has built a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. In August 2001, Transcom invited potential buyers to submit bids for the assets. Based on the results of the bids, management decided to operate the network while continuing to evaluate the possibility of a sale based on conditions in the telecommunications market. The anticipated cash flow from Transcom's most recent business plan indicated that the asset's current carrying value was ultimately realizable. The realizability of the asset's carrying value is dependent upon management's ability to execute the business plan or alternative strategies. However, the unfavorable market conditions remain and continue to adversely impact Transcom's ability to implement its business plan. Management is continuing to pursue and evaluate strategic alternatives, including a sale.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       CHANGE IN INDIANA CORPORATE INCOME TAX RATE

On June 28, 2002, the governor of Indiana signed into law legislation that increases the Indiana Corporate Income tax rate from 4.5% to 8.5% effective January 1, 2003. As a result, NiSource recorded an additional deferred income tax liability of $65.9 million (net) in the second quarter of 2002, to reflect the impact of the increased tax rate. NiSource's regulated subsidiaries recorded a regulatory asset in the amount of $65.0 million to reflect the probable collection of the increased tax liability though future rates. The overall impact on income tax expense in the second quarter was an increase of $0.9 million.

10.      SYNTHETIC LEASES

Primary Energy is currently involved in six projects that are concerned with the generation of electricity, steam or thermal energy on the sites of industrial customers. Four projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees, sublease payments, unit sale payments or processing fees. With respect to the Ironside project described below, Ironside is in negotiations for an agreement for the project to provide energy generated from process streams to the new owner of the mill. One project, Whiting Clean Energy, uses natural gas to produce electricity for sale in the wholesale markets and is expected to provide steam for industrial use. In addition, a subsidiary of Primary Energy is a 50% partner in a partnership, which operates a coal pulverization facility. Generally the facilities are owned by unaffiliated special purpose entities.

Previously, the assets and related debt associated with these projects were not included in NiSource's consolidated financial statements, which treatment was approved by NiSource's former independent public accountants. However, NiSource has now determined in consultation with Deloitte & Touche, its independent public accountants, that certain language contained in the operative agreements for four of the projects did not support characterization of those transactions as off-balance-sheet operating leases under EITF Issue No. 97-1. "Implementation Issues in Accounting for Lease Transactions, Including Those Involving Special Purpose Entities," and EITF No. 97-10 "The Effect of Lessee Involvement in Asset Construction." Certain provisions in the operative documents for two transactions (Whiting Clean Energy and Ironside), which were subject to EITF No. 97-10, could be interpreted to transfer substantial construction period risks to the lessee, resulting in Primary Energy being deemed the owner of the projects. Certain provisions in the other two leases (Cokenergy and Portside) could be interpreted to require the inclusion of certain default-related obligations in minimum lease payments, resulting in the characterization of those leases as capital leases.

As a result of this determination NiSource has changed the characterization of the leases associated with the four projects from synthetic leases to two owned assets and two capital leases for financial reporting purposes. Due to the change in the lease characterization, Primary Energy recognized $576 million of assets and an equal amount of related debt on its balance sheet at June 30, 2002. The impact on the results of operations for prior periods was immaterial. The recognition of the debt did not alter NiSource's compliance with its debt covenants and is consistent with the treatment of such leases by the rating agencies in the analysis of NiSource's credit ratings.

11.      BUSINESS SEGMENT INFORMATION

NiSource's operations are divided into six primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Gas Transmission and Storage segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Exploration and Production segment explores for, develops, produces and markets gas and oil in the United States and in Canada. The Merchant Operations segment provides energy-related services including gas marketing, electric wheeling, bulk power, power trading, natural gas sales and management services to commercial and industrial customers, and participates in the development of non-rate regulated power projects. The Other segment participates in real estate, telecommunications and other businesses.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following tables provide information about the business segments. NiSource uses operating income as its primary measurement for each of the reported segments and makes decisions regarding finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market prices, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.


                                        Three Months               Six Months
                                   --------------------        ---------------------
                                       Ended June 30,             Ended June 30,
(in millions)                       2002          2001          2002           2001
------------------------------------------------------------------------------------
REVENUES
GAS DISTRIBUTION
Unaffiliated                         544.4         758.9       1,758.0       2,810.2
Intersegment                           0.7           7.9           7.0          20.7
------------------------------------------------------------------------------------
Total                                545.1         766.8       1,765.0       2,830.9
------------------------------------------------------------------------------------
GAS TRANSMISSION AND STORAGE
Unaffiliated                         141.3         144.6         316.0         331.6
Intersegment                          70.8          71.8         155.3         178.6
------------------------------------------------------------------------------------
Total                                212.1         216.4         471.3         510.2
------------------------------------------------------------------------------------
ELECTRIC OPERATIONS
Unaffiliated                         253.0         246.2         487.5         492.9
Intersegment                           4.6           0.5           8.9           1.1
------------------------------------------------------------------------------------
Total                                257.6         246.7         496.4         494.0
------------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
Unaffiliated                          38.7          21.0          96.9          74.2
Intersegment                           9.7          26.7          25.1          28.5
------------------------------------------------------------------------------------
Total                                 48.4          47.7         122.0         102.7
------------------------------------------------------------------------------------
MERCHANT OPERATIONS
Unaffiliated                         387.6         661.7         889.2       1,880.4
Intersegment                          42.8          35.9          99.8         101.1
------------------------------------------------------------------------------------
Total                                430.4         697.6         989.0       1,981.5
------------------------------------------------------------------------------------
OTHER
Unaffiliated                          13.4          41.4          31.6          78.3
Intersegment                            --            --            --           0.1
------------------------------------------------------------------------------------
Total                                 13.4          41.4          31.6          78.4
------------------------------------------------------------------------------------
Adjustments and eliminations        (131.4)       (143.8)       (293.3)       (324.8)
------------------------------------------------------------------------------------
CONSOLIDATED REVENUES             $1,375.6      $1,872.8      $3,582.0      $5,672.9
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)

Gas Distribution                  $   34.9      $    1.0      $  284.5      $  289.1
Gas Transmission and Storage          76.6          64.7         203.4         188.9
Electric                              74.5          73.8         140.1         147.5
Exploration and Production             5.9           9.7          38.6          19.3
Merchant Operations                  (25.8)         17.9         (11.7)         19.4
Other                                 (6.4)        (15.9)         (1.2)        (45.1)
Corporate                              2.6         (11.1)         26.6         (16.5)
------------------------------------------------------------------------------------
CONSOLIDATED OPERATING INCOME     $  162.3      $  140.1      $  680.3      $  602.6
------------------------------------------------------------------------------------

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

                             SECOND QUARTER RESULTS

Net Income

NiSource reported net income of $25.0 million, or 12 cents per share, for the three months ended June 30, 2002, compared to a net loss of $11.6 million, or a loss of 6 cents per share, for the second quarter in 2001. Operating income was $162.3 million, up $22.2 million from the same period in 2001. The 2001 results reflect the change to successful efforts accounting in the company's Exploration and Production segment. All per share amounts are basic earnings per share.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2002, were $706.8 million, a $2.9 million decrease over the same period last year. Decreased revenues in the Merchant segment due to scaling back NiSource's energy trading operations were offset by increased net revenues in the Gas Distribution segment due to colder weather during the quarter compared to the same period in 2001.

Expenses

Operating expenses for the second quarter of 2002 were $544.5 million, a decrease of $25.1 million from the 2001 period. Operating expenses decreased primarily as a result of discontinuing the amortization of goodwill. The 2001 period included a $9.2 million write-down related to NiSource's telecommunications network.

Other Income (Deductions)

Interest expense was $123.7 million for the quarter, a decrease of $25.7 million compared to the second quarter of 2001. The decrease is due to a reduction of short and long-term debt and lower short-term interest rates. Other, net for the second quarter of 2002 increased income by $3.2 million, a decrease of $5.7 million primarily due to a decrease in interest income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Income Taxes

Income tax expense for the second quarter of 2002 was $14.1 million, an increase of $11.7 million compared to the 2001 period, due to higher pretax income.

Discontinued Operations

Discontinued operations positively impacted net income by $4.3 million for the second quarter of 2002, compared to a reduction of $1.7 million in the second quarter of 2001. On April 30, 2002 NiSource completed the sale of the water utility assets of the Indianapolis Water Company (IWC) and other assets of IWC Resources Corporation (IWCR) and its subsidiaries to the City of Indianapolis resulting in an after-tax gain of $7.5 million. The gain included a tax benefit of $33.2 million resulting from a reduction of a deferred tax liability no longer required.

                                SIX MONTH RESULTS

Net Income

NiSource reported net income of $267.2 million, or $1.30 per share, for the six months ended June 30, 2002, an increase of $96.9 million, or 47 cents per share, over the second quarter in 2001. Operating income was $680.3 million, up $77.7 million from the same period in 2001. The 2001 results reflect the change to successful efforts accounting in the company's Exploration and Production segment. All per share amounts are basic earnings per share.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2002, were $1,745.4 million, a $64.1 million decrease over the same period last year. The decrease is primarily attributable to weather that was 7% warmer than the comparable 2001 period and the economic downturn, which unfavorably impacted electric sales to industrial customers. Partially offsetting this decrease were increased revenues in the Exploration and Production segment, reflecting the benefits of favorable pricing associated with hedge positions for production during the first three months of the 2002 period.

Expenses

Operating expenses for the six months of 2002 were $1,065.1 million, a decrease of $141.8 million from the 2001 period. The decrease was mainly due to lower operation and maintenance expenses of $57.4 million, due to lower amounts provided for both uncollectible customer receivables and insurance recoveries for environmental remediation costs; the $19.2 million gain on the sale of NiSource's utility line-locating business; lower depreciation and amortization expenses of $47.7 million mainly resulting from discontinuing the amortization of goodwill; and reduced expenses related to the timing of recording annualized depreciation and property taxes. In addition, the 2001 period was unfavorably impacted by a $15.5 million settlement of a lawsuit related to Market Hub Partners, L.P and a $9.2 million write-down related to NiSource's telecommunications network.

Other Income (Deductions)

Interest expense was $251.9 million for the six months a decrease of $60.7 million compared to the first half of 2001. The decrease is due to a reduction of short and long-term debt and lower short-term interest rates. Other, net for the first six months of 2002 was $6.2 million, a decrease of $5.2 million compared to the prior year, primarily due to a decrease in interest income.

Income Taxes

Income tax expense for the first six months of 2002 was $158.0 million, an increase of $38.0 million compared to the 2001 period, due to higher pretax income.

Discontinued Operations

Discontinued operations positively impacted net income by $4.5 million mainly due to the sale of the water utility assets of IWC and IWCR in the second quarter of 2002, compared to a reduction of $1.1 million in the first six months of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of NiSource's operations, most notably in the gas and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts from electric sales normally exceed cash requirements. Also, during the summer months, cash on hand, together with external short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries; perform necessary maintenance of facilities; make capital improvements in plant; and expand service into new areas.

Net cash from operations for the six months ending June 30, 2002 was $876.1 million. Cash generated from working capital was $371.2 million principally driven by the reduction of accounts receivable and inventories, partially offset by a reduction in current liabilities. Net cash from operations and proceeds from the sale of the water utility operations and SM&P Utility Resources, Inc. (SM&P) were used to reduce borrowings during the first six months of 2002 from December 31, 2001 by $985.3 million. NiSource intends to continue strengthening its balance sheet and improving liquidity through the issuance of additional equity and long-term debt securities subsequent to the approval of the electric rate settlement by the Indiana Utility Regulatory Commission.

Credit Facilities

During March 2002, NiSource, through its subsidiary NiSource Finance Corp.
(NFC), negotiated a new $500 million 364-day credit agreement with a syndicate of banks, led by Barclays Capital. This new facility replaced an expiring $1.25 billion 364-day credit facility and complements the company's existing $1.25 billion three-year facility that expires on March 23, 2004. The reduction in the Company's short-term borrowing needs was attributable to the sales of the water utility assets of Indianapolis Water Company and SM&P, along with positive operating cash flows.

As of June 30, 2002 and December 31, 2001, $400.0 million and $1,004.3 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of June 30, 2002 and December 31, 2001 was 3.02% and 3.14%, respectively. In addition, NiSource had outstanding credit facility advances under its 3-year facility of $573.8 million at June 30, 2002 at a weighted average interest rate of 2.54% and credit facility advances (notes payable) of $850.0 million at December 31, 2001, at a weighted average interest rate of 2.575%. As of June 30, 2002 and December 31, 2001, NiSource had $56.9 million and $51.7 million of standby letters of credit outstanding, respectively. As of June 30, 2002, $719.3 million of credit was available under the credit facilities.

Credit Ratings

During January 2002, Standard and Poor's reaffirmed NiSource's BBB senior unsecured long-term credit rating and its A2 commercial paper rating with a negative outlook. On February 1, 2002, Moody's Investor Service (Moody's) downgraded the senior unsecured long-term debt ratings of NiSource and NFC to Baa3 and the commercial paper rating of NFC to P3 with a negative outlook. In addition, Moody's downgraded the long-term debt ratings of all other rated NiSource subsidiaries to Baa2 to align the ratings of the subsidiaries and bring them closer to NiSource's ratings going forward. On February 5, 2002 Fitch Ratings reaffirmed NiSource's BBB senior unsecured long-term credit rating and its F2 commercial paper rating, but revised NiSource's ratings outlook from "Stable" to "Negative."

Columbia of Ohio is a party to an agreement to sell, without recourse, substantially all of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly owned subsidiary of Columbia Energy Group (Columbia). CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new receivables to the conduit. As of June 30, 2002, Columbia of Ohio has sold $79.1 million to the conduit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.


Northern Indiana may sell up to $100.0 million of certain of its accounts receivable to Citibank under a sales agreement, without recourse, which expires in May 2003. Northern Indiana has sold $100.0 million under this agreement. Under this agreement, Northern Indiana may not sell any new receivables to Citibank if Northern Indiana's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's, respectively.

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

Non-Trading Risks

Commodity price risk resulting from non-trading activities at NiSource's rate-regulated subsidiaries is limited, since current regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. As the utility industry undergoes deregulation, these operations may be providing services without the benefit of the traditional ratemaking process and will be more exposed to commodity price risk. NiSource enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. NiSource utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

NiSource's exploration and production segment is also exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, NiSource has adopted a policy that requires commodity-hedging activities to help ensure stable cash flow, favorable prices and margins.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. At June 30, 2002, the combined borrowings outstanding under these facilities totaled $973.8 million. In addition, Columbia has entered into fixed-to-variable interest rate swaps on $581.5 million of its long-term debt. Based upon average borrowings under these agreements during the quarter and six months ended June 30, 2002, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $3.6 million and $8.7 million for the quarter and six months ended June 30, 2002, respectively. NiSource is also exposed to interest rate risk under a synthetic lease agreement related to its Primary Energy subsidiary. A portion of the synthetic lease payment floats with a referenced interest rate, thus exposing Primary Energy to interest rate risks. Although Primary Energy had engaged in interest rate swaps to fix the floating payment and designated these instruments as cash flow hedges, the swaps expired June 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.


Trading Risks


The transactions associated with NiSource's energy trading operations give rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of natural gas or electricity. The gas and power trading operations market and trade over-the-counter contracts for the purchase and sale of natural gas and electricity and also trade natural gas products on the New York Mercantile Exchange (NYMEX). The gas marketing and trading activities consists of both physical and trading activities. The power trading activities generally do not result in the physical delivery of electricity. Some contracts within the trading portfolio may require settlement by physical delivery, but are net settled in accordance with industry standards. On July 1, 2002, NiSource sold its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third-party. According to the terms of the agreement, NiSource paid $6.8 million to settle the net obligations.

NiSource employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR across all trading groups that utilize derivatives using variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.6 million, $0.8 million and $0.4 million, during the second quarter of 2002, respectively. The daily VaR for the gas trading portfolio on an average, high and low basis was $0.2 million, $0.2 million and $0.1 million during the second quarter of 2002, respectively.

Trading Contracts

Fair value represents the amount at which willing parties would transact an arms-length exchange. Fair value is determined by applying a current price to the associated contract volume for a commodity. The current price is derived from one of three sources including actively quoted markets such as the NYMEX, commodity exchanges and over-the-counter markets including brokers and dealers, or financial models such as the Black-Scholes option pricing model.

The fair values of the contracts related to NiSource's trading operations, the activity affecting the changes in the fair values for the quarter and six months ending June 30, 2002, the sources of the valuations of the contracts at June 30, 2002 and the years in which they mature are:


                                                                    Three Months Ended          Six Months Ended
(in millions)                                                         June 30, 2002              June 30, 2002
----------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at the beginning of the period       $(18.9)                     $ 8.9
Contracts realized or otherwise settled during the period
   (including net option premiums received)                                10.3                      (20.8)
Fair value of new contracts entered into during the period                  3.6                        6.8
Other changes in fair values during the period                             (6.2)                      (6.1)
----------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at the end of the period             $(11.2)*                   $(11.2)*
----------------------------------------------------------------------------------------------------------------

(in millions)                                2002       2003       2004       2005       2006      After      Total
--------------------------------------------------------------------------------------------------------------------
Prices actively quoted                      $ 0.4     $ (4.6)    $ (0.6)     $   -      $   -      $   -    $  (4.8)
Prices from other external sources           (9.9)       1.9        0.3        0.2        0.3        0.1       (7.1)
Prices based on models/other method           2.7       (2.0)         -          -          -          -        0.7
--------------------------------------------------------------------------------------------------------------------
Total fair values                           $(6.8)    $ (4.7)    $ (0.3)     $ 0.2      $ 0.3      $ 0.1    $ (11.2)
--------------------------------------------------------------------------------------------------------------------


* The fair value of contracts outstanding at June 30, 2002 does not include the fair value of natural gas in storage of $53.3 million. The fair value of natural gas in storage and the portion of the fair value of the gas marketing contacts to be sold are reflected as assets held for sale in the consolidated balance sheet at June 30, 2002.

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

Insurance Renewal

As a result of many factors including the September 11, 2001 terrorist attack, substantial property and financial losses in the energy sector in 2000 and 2001, developments in the business and accounting practices of certain companies in the energy sector, and the overall economic downturn, rate increases and additional coverage restrictions have been expected in the energy insurance market. NiSource experienced increases in premiums, deductibles and retentions ranging from 50% to 100% with added restrictions to coverage and capacity for its property and casualty insurance, which was renewed effective July 1, 2002.

Presentation of Segment Information

NiSource's operations are divided into six primary business segments; Gas Distribution, Transmission and Storage, Electric, Exploration and Production, Merchant, and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS


                                                       Three Months                           Six Months
                                                       Ended June 30,                       Ended June 30,
                                              ------------------------------       -------------------------------
(in millions)                                     2002              2001                2002              2001
------------------------------------------------------------------------------------------------------------------
         NET REVENUES
            Sales revenues                    $      467.1      $      696.5       $    1,538.1       $    2,608.7
            Less: Cost of gas sold                   291.7             533.3            1,010.8            2,020.0
------------------------------------------------------------------------------------------------------------------
         Net Sales Revenues                          175.4             163.2              527.3              588.7
            Transportation revenues                   78.0              70.3              226.9              222.2
------------------------------------------------------------------------------------------------------------------
         Net Revenues                                253.4             233.5              754.2              810.9
------------------------------------------------------------------------------------------------------------------
         OPERATING EXPENSES

            Operation and maintenance                154.3             151.4              295.3              317.4
            Depreciation and amortization             39.2              55.3               93.9              119.8
            Other taxes                               25.0              25.8               80.5               84.6
------------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                    218.5             232.5              469.7              521.8
------------------------------------------------------------------------------------------------------------------
         Operating Income                     $       34.9      $        1.0       $      284.5       $      289.1
==================================================================================================================
         REVENUES ($ IN MILLIONS)

            Residential                              275.7             289.5              958.1            1,521.3
            Commercial                                86.7             106.8              313.5              585.2
            Industrial                                17.1              14.9               46.6               81.5
            Transportation                            78.0              70.3              226.9              222.2
            Off-system sales                          44.9             228.7              104.6              307.7
            Other                                     42.7              56.6              115.3              113.0
------------------------------------------------------------------------------------------------------------------
         Total                                       545.1             766.8            1,765.0            2,830.9
------------------------------------------------------------------------------------------------------------------

         SALES AND TRANSPORTATION (MDTH)

            Residential sales                         32.8              26.2              129.8              140.9
            Commercial sales                          11.4              11.1               45.4               56.7
            Industrial sales                           2.5               2.2                7.3                8.3
            Transportation                           116.3             103.2              280.1              268.7
            Off-system sales                          11.8              46.0               38.9               56.0
            Other                                      0.3               0.1                0.4                0.3
------------------------------------------------------------------------------------------------------------------
         Total                                       175.1             188.8              501.9              530.9
------------------------------------------------------------------------------------------------------------------

         HEATING DEGREE DAYS                           523               374              2,794              3,002
         NORMAL HEATING DEGREE DAYS                    513               515              3,256              3,264
         % COLDER (WARMER) THAN NORMAL                   2%              (27%)              (14%)               (8%)

         CUSTOMERS

            Residential                                                               2,328,268          2,328,714
            Commercial                                                                  212,573            212,666
            Industrial                                                                    5,795              5,887
            Transportation                                                              676,129            629,772
------------------------------------------------------------------------------------------------------------------
         Total                                                                        3,222,765          3,177,039
------------------------------------------------------------------------------------------------------------------


NiSource's natural gas distribution operations (Gas Distribution) serve approximately 3.2 million customers in nine states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky, Maryland, New Hampshire and Maine. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 70% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Regulatory Matters

On November 20, 2001, the Public Utilities Commission of Ohio (PUCO) issued final rules to implement the provisions of choice legislation enacted by the Ohio General Assembly on March 27, 2001. The rules have been approved by a Joint Committee on Agency Rule Review of the Ohio Legislature, and are effective on July 5, 2002. The new rules establish the process for PUCO certification and regulation of competitive retail natural gas suppliers, establish minimum service standards for competitive natural gas suppliers, and specify the procedures for establishment of governmental aggregation programs, in which consumers have the right to "opt-out" of the program. Utilities must file tariffs incorporating the rules by October 1, 2002. A number of communities in the service territory of Columbia Gas of Ohio have passed aggregation initiatives in recent elections. There are approximately 210,000 eligible customers in these communities. It is anticipated that the communities will begin the governmental aggregations in the first half of 2003.

As part of the Kentucky Public Service Commission order approving the acquisition of Columbia, Columbia Gas of Kentucky was required to file a rate case that included an estimate of net merger savings and a mechanism to reflect merger savings on customers' bills. On May 1, 2002, Columbia Gas of Kentucky filed a general rate case, requesting an increase in revenue of approximately $2.5 million or 4% of annual operating revenues including the net merger savings. The discovery process is ongoing.

In November 2001, Northern Utilities New Hampshire (NUNH) filed a general rate case, requesting an increase in revenue of approximately $3.8 million or 7% of annual operating revenues. In February, 2002, NUNH received approval of interim rates, to be applied to gas consumed on and after February 7, which are designed to generate an additional $2.3 million in revenues annually. This increase is subject to adjustment, increase or decrease with a resulting refund or increased collections following conclusion of the formal rate proceeding. In July 2002, the New Hampshire Public Utilities Commission Staff filed testimony proposing a reduction in the revenues of NUNH of $0.6 million. Hearings in this matter are scheduled for September 2002.

Weather

Weather in Gas Distribution's markets for the second quarter of 2002 was on average 2% colder than normal and 40% colder than the second quarter of 2001. For the first six months of 2002, weather was 14% warmer than normal and 7% warmer than the first six-months of 2001.

Throughput

Total volumes sold and transported of 175.1 million dekatherms (MDth) for the second quarter of 2002 decreased 13.7 MDth from the same period last year reflecting a reduction 34.2 MDth decline in off-system sales partially offset by the impact of colder weather and increased demand from power generation facilities in Virginia. For the six month period ended June 30, 2002, total volumes sold and transported were 501.9 MDth, a decrease of 29.0 MDth from the same period in 2001 primarily reflecting reduced levels of off-system sales and warmer weather.

Net Revenues

Net revenues for the three months ended June 30, 2002 were $253.4 million, up $19.9 million over the same period in 2001. Weather that was colder than the comparable 2001 quarter contributed $12.9 million to the increase. For the six month period ended June 30, 2002, net revenues were $754.2 million, a $56.7 million decrease from the same period in 2001. While the warmer weather experienced in the first three months of the year was partially offset by the colder weather during the second quarter, on a year-to-date basis net revenues were lower $29.8 million due to weather. The remaining net revenue decline reflected reduced billings for revenue-based taxes and reduced net revenues from non-traditional sales and incentive programs.

Operating Income

For the second quarter of 2002, gas distribution reported operating income of $34.9 million, a $33.9 million increase from the same period in 2001, resulting from the increase in net revenues and lower operating expenses associated with discontinuing the amortization of goodwill totaling $10.5 million and reduced expenses related to the timing of recording annualized depreciation and property taxes. Operating income for the first six months of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)


2002 totaling $284.5 million decreased $4.6 million from the same period in 2001. The decrease in net revenues was partially offset by the discontinuation of goodwill amortization of $20.9 million, insurance recoveries for environmental expenses, lower amounts for uncollectible customer receivables and reduced expenses related to the timing of recording annualized depreciation and property taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS


                                                  Three Months            Six Months
                                                 Ended June 30,          Ended June 30,
                                              -------------------     ------------------
(in millions)                                  2002        2001        2002        2001
----------------------------------------------------------------------------------------
         OPERATING REVENUES
            Transportation revenues           $164.2      $167.7      $375.1      $400.4
            Storage revenues                    44.4        44.8        89.7        89.4
            Other revenues                       3.5         3.9         6.5        20.4
----------------------------------------------------------------------------------------
         Total Operating Revenues              212.1       216.4       471.3       510.2
         Less: Cost of gas sold                 15.0        18.6        26.7        53.7
----------------------------------------------------------------------------------------
         Net Revenues                          197.1       197.8       444.6       456.5
----------------------------------------------------------------------------------------

         OPERATING EXPENSES

            Operation and maintenance           79.0        78.8       158.3       158.2
            Depreciation and amortization       27.3        40.2        54.7        80.2
            Other taxes                         14.2        14.1        28.2        29.2
----------------------------------------------------------------------------------------
         Total Operating Expenses              120.5       133.1       241.2       267.6
----------------------------------------------------------------------------------------
         Operating Income                     $ 76.6      $ 64.7      $203.4      $188.9
========================================================================================

         THROUGHPUT (MDTH)

         Columbia Transmission

            Market Area                        187.1       154.9       564.1       539.8
         Columbia Gulf

            Mainline                           179.0       170.5       317.4       336.6
            Short-haul                          34.3        49.8        74.7        88.6
            Intrasegment eliminations         (162.6)     (169.5)     (285.9)     (331.0)
         Columbia Pipeline Deep Water             --         0.9         0.2         1.8
         Crossroads Gas Pipeline                 6.5         9.5        14.6        20.3
         Granite State Pipeline                  8.4         4.7        20.1        17.8
----------------------------------------------------------------------------------------
         Total                                 252.7       220.8       705.2       673.9
----------------------------------------------------------------------------------------


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

Lost and Unaccounted For Gas

On March 28, 2002, the Federal Energy Regulatory Commission (FERC) issued an order affirming its earlier holdings rejecting challenges to Columbia Transmission's ability to recover certain lost and unaccounted-for gas in its annual Retainage Adjustment Mechanism filing. FERC directed Columbia Transmission to file additional information requested by interveners in the 2001 proceeding. As directed by the FERC, Columbia Transmission provided this information in the new annual filing made on March 1, 2002. Columbia Transmission expects that the FERC will uphold its previous rulings regarding this matter.

Long-Term Notes Receivable

In 1999, Columbia Transmission sold certain gathering facilities to a third-party for approximately $22 million. The two parties executed a promissory note, which provides for payment of the purchase price to Columbia Transmission over a five-year period. The balance, including interest, is approximately $18 million. The counterparty is currently behind schedule in making payments under the note, which is secured by the facilities conveyed to the purchaser. In the second quarter, an appropriate reserve was recorded against the receivable in light

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

of the failure to receive timely payments from the counterparty. Management is continuing to review the realizability of the note and the security provided thereon. Once this review is complete, management will evaluate the need for any adjustment to the reserve. However, it is not anticipated that this matter will have a significant impact on NiSource's results of operations.

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

Throughput for the Transmission and Storage segment totaled 252.7 MDth for the second quarter of 2002, an increase of 31.9 MDth from the comparable period in 2001, primarily due to an increase in market demand. Throughput for the six months ended June 30, 2002 was 705.2 MDth, an increase of 31.3 MDth over the same period in 2001. The increase is primarily due to increased market demand, partially offset by warmer than normal weather during the first three months of 2002.

Net Revenues

Net revenues were $197.1 million for the second quarter of 2002, essentially unchanged compared to the same period last year. Net revenues were $444.6 million for the six months ended June 30, 2002, a decrease of $11.9 million from the same period in 2001. The 2001 period reflected a $11.4 million gain on the sale of base gas.

Operating Income

Second quarter 2002 operating income of $76.6 million increased $11.9 million from 2001 reflecting the effects of discontinuing the amortization of goodwill. For the first six months of 2002, operating income was $203.4 million, an increase of $14.5 million from the 2001 period, which was due largely to the effects of discontinuing the amortization of goodwill. The 2001 period reflected a $11.4 million gain on the sale of base gas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
ELECTRIC OPERATIONS


                                                     Three Months                    Six Months
                                                     Ended June 30,                 Ended June 30,
                                              --------------------------      --------------------------
(in millions)                                    2002            2001            2002            2001
--------------------------------------------------------------------------------------------------------
         NET REVENUES
            Sales revenues                    $    257.6      $    246.7      $    496.4      $    494.0
            Less: Cost of sales                     69.1            63.6           133.7           130.0
--------------------------------------------------------------------------------------------------------
         Net Revenues                              188.5           183.1           362.7           364.0
--------------------------------------------------------------------------------------------------------
         OPERATING EXPENSES

            Operation and maintenance               57.0            54.2           110.1           106.1
            Depreciation and amortization           42.4            41.8            84.6            83.3
            Other taxes                             14.6            13.3            27.9            27.1
--------------------------------------------------------------------------------------------------------
         Total Operating Expenses                  114.0           109.3           222.6           216.5
--------------------------------------------------------------------------------------------------------
         Operating Income                     $     74.5      $     73.8      $    140.1      $    147.5
========================================================================================================

         REVENUES ($ IN MILLIONS)

            Residential                             69.9            65.4           138.8           134.2
            Commercial                              76.3            73.3           145.3           141.3
            Industrial                             100.5           104.0           191.5           209.0
            Other electric service                  10.9             4.0            20.8             9.5
--------------------------------------------------------------------------------------------------------
         Total                                     257.6           246.7           496.4           494.0
--------------------------------------------------------------------------------------------------------

         SALES (GIGAWATT HOURS)
            Residential                            699.2           640.7         1,401.6         1,338.4
            Commercial                             891.2           850.0         1,722.9         1,665.4
            Industrial                           2,196.9         2,309.1         4,222.7         4,632.1
            Other electric service                  34.4            32.4            71.2            71.8
--------------------------------------------------------------------------------------------------------
         Total                                   3,821.7         3,832.2         7,418.4         7,707.7
--------------------------------------------------------------------------------------------------------

         COOLING DEGREE DAYS                         263             240             263             240
         NORMAL COOLING DEGREE DAYS                  219             219             219             219
         % WARMER (COLDER) THAN NORMAL                20%             10%             20%             10%

         ELECTRIC CUSTOMERS

            Residential                                                          381,904         379,059
            Commercial                                                            47,790          46,897
            Industrial                                                             2,615           2,663
            Other electric service                                                   802             805
--------------------------------------------------------------------------------------------------------
         Total                                                                   433,111         429,424
--------------------------------------------------------------------------------------------------------


NiSource generates and distributes electricity, through its subsidiary Northern Indiana Public Service Company (Northern Indiana), to approximately 433,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters reflecting the cooling demand during the summer season.

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes. These changes will continue to have an impact on NiSource's Electric Operation's structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including shutting down inefficient generating units, converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)


The overall weakening of the U.S. economy is reflected in the 112.2 gigawatt-hour (gwh) decline in sales to the industrial customer class in the second quarter of 2002 versus the comparable 2001 period. In particular, the steel and steel-related industries have been adversely impacted by recent events and market conditions. Overall deliveries to the steel industry were down 152.7 gwh in the second quarter of 2002 and were down 382.5 gwh in the first six months of 2002, compared to the same periods last year.

Regulatory Matters

On June 20, 2002, a settlement agreement was filed with the Indiana Utility Regulatory Commission (IURC) that would enable electric customers of Northern Indiana to receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months. The settlement was the result of months of negotiations among Northern Indiana, the Indiana Office of Utility Consumer Counselor, and a group of commercial and industrial customers. Other customers have opposed the settlement. Hearings on the settlement were held on July 22 and 23, 2002.

If approved by the IURC, Northern Indiana's electric customers, other than those on certain contract rates, will receive a credit of approximately 6 percent of the electric portion of their monthly Northern Indiana bill. Briefings were completed by all parties on August 13 and the IURC will issue a final order in the matter sometime after that date.

In 1999, the FERC issued Order 2000 addressing the formation and operation of Regional Transmission Organizations (RTOs). On February 28, 2001, Northern Indiana joined the Alliance RTO. On December 18, 2001, the IURC issued an order denying Northern Indiana's request to transfer functional control of its transmission facilities to the Alliance RTO. On December 20, 2001, the FERC reversed prior orders that had preliminarily approved the Alliance RTO and concluded that the Alliance RTO failed to meet Order 2000's scope and configuration requirements. FERC ordered the Alliance RTO companies, including Northern Indiana, to pursue membership in the Midwest Independent System Operator (MISO). On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an independent transmission company. The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. Northern Indiana has expended approximately $7.7 million related to joining the Alliance RTO. NiSource believes that the amounts spent will be recoverable.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause. The Fuel Adjustment Clause provides for costs to be collected if they are below a cap set based upon the costs of Northern Indiana's most expensive generating unit. If costs exceed this cap, Northern Indiana must demonstrate why it should be allowed recovery before recovery is approved. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker (PPT). The PPT would allow recovery of all costs related to purchasing electricity for use by Northern Indiana's customers on a periodic basis. No actions have been taken by the IURC on this filing.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). On June 20, Northern Indiana and the Office of Utility Consumer Counselor filed an ECT Stipulation and Settlement Agreement (ECT Settlement Agreement), which resolves all issues in the proceeding. Under the ECT Settlement Agreement, Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's (IDEM) nitrogen oxide State Implementation Plan and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. Hearings on the ECT Settlement Agreement were held on August 13, 2002.

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

The EPA has initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the Clean Air Act. Northern Indiana has received and responded to information requests from the EPA on this subject over the last two years, most recently in June 2002. It is impossible at this time to predict the result of EPA's review of Northern Indiana's information responses.

Sales

Electric sales for the second quarter of 2002 were 3,821.7 gwh, a decrease of
10.5 million gwh compared to the 2001 period, reflecting a decrease in industrial demand primarily due to the economic downturn, offset by increased sales to higher-margin commercial and residential customers. Electric sales for the first six months of 2002 were 7,418.4 gwh, a decrease of 289.3 gwh, compared to the 2001 period, primarily reflecting the decrease in demand due to the economic downturn. The decline in industrial sales was partially offset by increased deliveries to higher-margin residential and commercial customers due to warmer weather during the second quarter.

Net Revenues

In the second quarter of 2002, electric net revenues of $188.5 million increased by $5.4 million from 2001. The increased sales to higher-margin residential and commercial customers more than offset the lower sales to the industrial customers during the latter part of the quarter. In the first six months of 2002, electric net revenues of $362.7 million decreased by $1.3 million over the 2001 period. The decline in industrial sales was partially offset by increased deliveries to higher-margin residential and commercial customers due to warmer weather during the second quarter.

Operating Income

Operating income for the second quarter of 2002 was $74.5 million, an increase of $0.7 million from the same period in 2001. Higher net revenues were offset by higher operating expenses. Operating income for the first half of 2002 was $140.1 million, a decrease of $7.4 million over the same period in 2001. This decrease resulted from reduced net revenues and higher operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS


                                             Three Months               Six Months
                                             Ended June 30,           Ended June 30,
                                           ------------------       ------------------
(in millions)                               2002        2001         2002        2001
--------------------------------------------------------------------------------------
OPERATING REVENUES
   Gas revenues                           $  42.6     $  46.5      $ 108.6     $  93.8
   Gathering revenues                         2.5         2.5          4.9         5.0
   Other revenues                             2.8        (2.1)         7.7         1.9
--------------------------------------------------------------------------------------
Total Operating Revenues                     47.9        46.9        121.2       100.7
--------------------------------------------------------------------------------------
Operating Expenses

   Operation and maintenance                 20.2        17.4         41.8        40.7
   Depreciation and depletion                17.8        15.5         33.4        30.8
   Other taxes                                4.0         4.3          7.4         9.9
--------------------------------------------------------------------------------------
Total Operating Expenses                     42.0        37.2         82.6        81.4
--------------------------------------------------------------------------------------
Operating Income                          $   5.9     $   9.7      $  38.6     $  19.3
======================================================================================


GAS PRODUCTION STATISTICS
   AVERAGE SALES PRICE ($ PER Mcf)

   U.S.                                      2.97        4.06         3.95        3.67
   Canada                                      --        5.00           --        6.69

   PRODUCTION (Bcf)

   U.S.                                      14.5        11.6         27.7        26.1
   Canada                                      --         0.1           --         0.1
--------------------------------------------------------------------------------------
Total                                        14.5        11.7         27.7        26.2
======================================================================================

OIL AND LIQUIDS PRODUCTION STATISTICS
   AVERAGE SALES PRICE ($ PER Bbl)

     U.S.                                   20.60       22.75        16.81       24.59
     Canada                                    --       28.92           --       30.15

   PRODUCTION (000 Bbls)

     U.S.                                    48.0        41.0        104.0       100.0
     Canada                                    --         2.0           --         4.0
--------------------------------------------------------------------------------------
Total                                        48.0        43.0        104.0       104.0
--------------------------------------------------------------------------------------

NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. Columbia Resources produced 14.8 Bcf equivalents (Bcfe) of natural gas and oil in the second quarter of 2002, has financial interests in over 8,000 wells, and has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent at June 30, 2002.

Forward Sale of Natural Gas

Columbia Resources has forward gas sales agreements with Mahonia II Limited (Mahonia). During the second quarter of 2002 Columbia Resources delivered 9 Bcf to Mahonia. Under the agreements, Columbia Resources has made the required physical deliveries in the past and has a remaining obligation to deliver 134.2 Bcf of natural gas to Mahonia through February 2006. Cash received in advance from sales of production to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the natural gas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)


Deliveries for 2002 and beyond will be based on the following volumes and sales prices:

                                       2002           2003          2004          After         Total
------------------------------------------------------------------------------------------------------
Volumes to be delivered (BCF)           27.1           44.0          41.5           30.6         143.2
Average sales price (per Mcf)         $ 2.76         $ 2.56        $ 2.56         $ 2.26        $ 2.53
------------------------------------------------------------------------------------------------------


Canadian Oil and Gas Properties

Columbia Resources has entered into an agreement to sell a portion of its Canadian oil and gas properties. This transaction is expected to occur in the third quarter of 2002. The agreement calls for the sale of the majority of the Ontario assets for approximately $2.0 million. Because the fair value is lower than the book value of the assets, Columbia Resources has written down the value of the held-for-sale assets by $0.3 million. In addition, the remaining Ontario assets were impaired, resulting in a $0.5 million charge to operating income.

Volumes

Columbia Resources gas production totaled 14.5 Bcf and 27.7 Bcf, up 2.8 Bcf and
1.5 Bcf, in the second quarter and first six months of 2002, respectively. The increased levels of production are attributable to the results of the drilling program and facility enhancement projects.

Net Revenues

Net revenues for the second quarter of 2002 were $47.9 million, essentially unchanged from the prior period. Increased natural gas production for the quarter was offset by lower prices. Net revenues for the first half of 2002 were $121.2 million, an increase of $20.5 million compared to the same period in 2001, reflecting the benefits of favorable pricing associated with hedge positions for production during the first three months of the 2002 period.

Operating Income

Operating income for the second quarter of 2002 was $5.9 million, a $3.8 million decrease over the same period in 2001, which resulted primarily from higher operating expenses. Operating income for the six months ended June 30, 2002 was $38.6 million, up $19.3 million from the comparable period in 2001, due to the benefits of favorable pricing associated with hedge positions for production during the first three months of the 2002 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
MERCHANT OPERATIONS


                                               Three Months                   Six Months
                                              Ended June 30,                 Ended June 30,
                                           ---------------------        ----------------------
(in millions)                               2002           2001          2002            2001
----------------------------------------------------------------------------------------------
NET REVENUES
   Gas revenues                          $   173.6      $   428.7     $   468.7      $ 1,573.1
   Electric revenues                         241.1          252.0         487.2          375.2
   Other revenues                             15.7           16.9          33.1           33.2
----------------------------------------------------------------------------------------------
Total Revenues                               430.4          697.6         989.0        1,981.5
   Less:  Cost of products purchased         418.7          662.7         943.6        1,928.6
----------------------------------------------------------------------------------------------
Net Revenues                                  11.7           34.9          45.4           52.9
----------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                  35.1           15.6          52.7           30.7
   Depreciation and amortization               0.7            0.5           1.4            1.1
   Other taxes                                 1.7            0.9           3.0            1.7
----------------------------------------------------------------------------------------------
Total Operating Expenses                      37.5           17.0          57.1           33.5
----------------------------------------------------------------------------------------------
Operating Income (Loss)                  $   (25.8)     $    17.9     $   (11.7)     $    19.4
===============================================================================================

VOLUMES
   Gas sales (MDth)                           53.1           88.0         228.4          251.2
   Electric sales (Gigawatt Hours)         8,418.8        5,141.4      18,615.1        7,711.1
----------------------------------------------------------------------------------------------


NiSource provides non-regulated merchant energy through its wholly owned subsidiaries EnergyUSA, Inc., Primary Energy and Northern Indiana. Energy USA, Inc., through its subsidiary EnergyUSA-TPC Corp. (TPC), provides natural gas sales and management services to industrial and commercial customers, engages in natural gas marketing and power trading activities and provides gas supply. Primary Energy develops, builds, operates and manages industrial based energy projects. The focus of the company is to develop on-site, industrial-based energy solutions for large complexes having multiple energy flows, such as electricity, steam, by-product fuels or heated water. Northern Indiana currently provides FERC-regulated electric wheeling and bulk power sales.

On July 1, 2002, NiSource sold its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third-party. According to the terms of the agreement, NiSource paid $6.8 million to settle the net obligations.

Primary Energy

Primary Energy is currently involved in six projects that are concerned with the generation of electricity, steam or thermal energy on the sites of industrial customers. Four projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees, sublease payments, unit sale payments or processing fees. With respect to the Ironside project described below, Ironside is in negotiations for an agreement for the project to provide energy generated from process streams to the new owner of the mill. One project, Whiting Clean Energy, uses natural gas to produce electricity for sale in the wholesale markets and is expected to provide steam for industrial use. In addition, a subsidiary of Primary Energy is a 50% partner in a partnership, which operates a coal pulverization facility. Generally, the facilities are owned by unaffiliated special purpose entities.

Primary Energy's Whiting Clean Energy project at BP's Whiting, Indiana refinery has incurred delays primarily associated with remediating damage that occurred during commissioning in September 2001. The delays have also resulted in an increase in estimated project costs and the need for approximately $20 million of additional funding which closed on July 25, 2002. In addition, the facility is not able at this time to deliver steam to BP to the extent originally contemplated without plant modifications. The engineering, procurement and construction contractor has asserted that it fully performed under its contract and is demanding payment of the full contract price plus additional amounts for remediation. Whiting Clean Energy is seeking recovery of damages for the delay and necessary plant modifications. Whiting Clean Energy and the contractor are engaged in a dispute resolution process, as prescribed under their contract, relating to these claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
MERCHANT OPERATIONS (CONTINUED)


The project has begun producing electricity and since March 31, 2002 has been under lease to Whiting Clean Energy. Primary Energy estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2002, the after-tax loss is projected to be approximately $20 million. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. The total estimated cost of the Whiting project, not including the plant modifications, is approximately $320 million.

Primary Energy's Ironside project at LTV Steel Company's (LTV) former East Chicago, Indiana mill has been negatively impacted by LTV's bankruptcy filing in December 2000 and LTV's December 2001 decision to idle the steel mill. The Ironside facility cannot currently be operated on an economic basis if the mill is not operating. On April 12, 2002, LTV completed the sale of the mill to International Steel Group. During the second quarter 2002, International Steel Group started operation of the major rolling mills and one of the blast furnaces. LTV has filed a notice of its rejection of the ground and facility leases with Ironside in its bankruptcy proceedings. Ironside has filed an objection to the notice. NiSource is currently involved in negotiations with International Steel Group regarding an agreement to replace the agreements with LTV. The total cost of the Ironside project is approximately $66 million.

The idling of the steel mill and transfer of the mill to International Steel Group caused a delay in Ironside's ability to successfully conclude the project testing necessary to fully complete the project as required by the lease financing documents. This delay also resulted in an increase in estimated project costs and the need for approximately $2 million of additional financing. Ironside notified the lessor and its lenders of an extension to the required completion date under the lease financing documents in accordance with the force majeure provisions of those documents and entered into discussions with the lessor and its lenders regarding the terms of the additional financing. In July 2002, Ironside received a letter from a lender to the lessor stating the lender's belief that Ironside is not entitled to an extension to the completion date and that Ironside is in default under the lease financing documents because of the increase in project costs. Ironside disagrees with both of these assertions. Subsequently, the lender issued a letter to clarify that it is not declaring a default under the agreements. NiSource has determined that it will provide the $62.3 million in financing related to the project.

The lease at Primary Energy's North Lake project is due to expire in December 2002. The strategy at this time is to pursue refinancing. If Primary Energy purchases the project at the end of the lease period, at the expected amount of approximately $39 million, the payment would be funded by Primary Energy.

On March 6, 2002, National Steel Corp. (National) filed for bankruptcy protection. National receives electricity, steam and hot water from Primary Energy's Portside project. Currently, National is evaluating its options for its agreements related to the Portside project. National has paid post-petition fees due to date. Pre-petition tolling and other fees not paid total $0.7 million. The unamortized funding for the Portside project is $62.6 million.

Certain environmental issues related to Primary Energy's Cokenergy project are discussed in "Environmental Matters" below.

ACCOUNTING ISSUES. Most of the Primary Energy projects are structured as synthetic leases where the lessors are special purpose entities and Primary Energy subsidiaries act as the lessees. Previously, the assets and related debt associated with these projects were not included in NiSource's consolidated financial statements, which treatment was approved by NiSource's former independent public accountants. However, NiSource has now determined in consultation with Deloitte & Touche, its independent public accountants, that certain language contained in the operative agreements for four of the projects did not support characterization of those transactions as off-balance-sheet operating leases under EITF Issue No. 97-1, "Implementation Issues in Accounting for Lease Transactions, Including Those Involving Special Purpose Entities," and EITF No. 97-10 "The Effect of Lessee Involvement in Asset Construction." Certain provisions in the operative documents for two transactions (Whiting Clean Energy and Ironside), which were subject to EITF No. 97-10, could be interpreted to transfer substantial construction period risks to the lessee, resulting in Primary Energy being deemed the owner of the projects. Certain provisions in the other two leases (Cokenergy and Portside) could be interpreted to require the inclusion of certain default-related obligations in minimum lease payments, resulting in the characterization of those leases as capital leases.

As a result of this determination NiSource has changed the characterization of the leases associated with the four projects from synthetic leases to two owned assets and two capital leases for financial reporting purposes. Due to the change in the lease characterization, Primary Energy recognized $576 million of assets and an equal amount of related debt on its balance sheet at June 30, 2002. The impact on the results of operations for prior periods was immaterial. The recognition of the debt did not alter NiSource's compliance with its debt covenants and is consistent with the treatment of such leases by the rating agencies in the analysis of NiSource's credit ratings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
MERCHANT OPERATIONS (CONTINUED)


For two of the projects not affected by EITF No. 97-1 and EITF No. 97-10. NiSource does not consolidate the assets or related debt associated with the facilities in its consolidated financial statements. The aggregate unamortized funding for the two projects at June 30, 2002 was $81.5 million.

The Financial Accounting Standards Board (FASB) has issued an exposure draft of a Proposed Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" that addresses issues related to identifying and accounting for special purpose entities. The exposure draft requires that the primary beneficiary of a special purpose entity consolidate the entity unless:
(1) the entity has sufficient independent economic substance, (2) a third party has the substantive risks of ownership of the entity and its investment is subordinate to all other interests, and (3) the nominal owners have voting or other rights to make decisions and manage the special purpose entity to the extent that the business activities are not predetermined. The Proposed Interpretation is effective for reporting periods beginning after March 15, 2003 for special purpose entities in existence on the issuance date of the final Interpretation. If the FASB issues the Interpretation as proposed, the two special purpose entities associated with the Primary Energy projects remaining under synthetic leases, in their present form, would be consolidated by NiSource beginning in the second quarter of 2003 at fair value.

Environmental Matters

On June 26, 2002, EPA issued a Notice of Violation (NOV) to three companies including NiSource's Primary Energy subsidiary, Cokenergy. The NOV alleges violations of the construction permit requirements of the Clean Air Act in association with a project at Ispat Inland Inc.'s East Chicago, Indiana facility. Flue gas produced from a coal carbonization facility at Inland, operated by Indiana Harbor Coke Company (IHCC), is delivered to Cokenergy for operation of a heat recovery power generation facility that delivers energy to Inland. All three companies received the NOV. At issue is whether air emissions permitting requirements for major sources applied to the construction of the project in 1997. Without further information from EPA regarding the details of their allegations, the period of time that may be involved in any alleged violation, any further compliance costs and any potential penalty amount cannot be reasonably estimated. Cokenergy believes the project was properly permitted by the State of Indiana and plans to vigorously defend these claims.

On December 30, 1996, the IDEM issued a construction permit for a comprehensive coal carbonization and energy project to Inland. In 1998, each of the three separate companies, IHCC, Cokenergy and Inland, were issued operating permits by IDEM for their respective parts of the project, and these permits were amended in 2001. Based on the existence of these permits and their continual review by IDEM, Cokenergy believes the project was properly permitted and operated and plans to vigorously defend these claims.

Net Revenues

Net revenues of $11.7 million for the second quarter of 2002 decreased $23.2 million from the comparable 2001 period. This decrease in net revenues primarily resulted from NiSource's efforts to scale back its gas marketing business. Net revenues of $45.4 million for the first half of 2002 decreased by $7.5 million from the same period in 2001. This decrease in net revenues primarily resulted from NiSource's efforts to scale back its gas marketing business.

Operating Income

Merchant Operations had an operating loss of $25.8 million for the second quarter of 2002, compared to operating income of $17.9 million from the same period last year. The decrease of $43.7 million was primarily due to the change in value related to the company's gas and power marketing portfolios totaling $17.7 million; lease and operating expenses associated with two recently completed cogeneration projects amounting to $12.8 million; and expenses associated with the July 1, 2002 sale of a portfolio of TPC gas marketing contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
MERCHANT OPERATIONS (CONTINUED)


For the first six months ended June 31, 2002, Merchant Operations had an operating loss of $11.7 million, compared to operating income of $19.4 million from the same period last year. The decrease of $31.1 million was primarily due to lease and operating expenses associated with two recently completed cogeneration projects amounting to $12.8 million; the change in value of the company's gas and power marketing portfolios totaling $4.2 million; and expenses associated with the July 1, 2002 sale of a portfolio of TPC gas marketing contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NISOURCE INC.
OTHER


                                                     Three Months          Six Months
                                                    Ended June 30,       Ended June 30,
(in millions)                                      2002       2001       2002       2001
-----------------------------------------------------------------------------------------
NET REVENUES
   Products and services revenue                   $13.4      $41.4      $31.6      $78.4
   Less:  Cost of products purchased                 7.8       29.7       23.3       58.4
-----------------------------------------------------------------------------------------
Net Revenues                                         5.6       11.7        8.3       20.0
-----------------------------------------------------------------------------------------
OPERATING EXPENSES

   Operation and maintenance                         9.8       14.3        8.6       48.5
   Depreciation and amortization                     1.3        2.0        2.8        4.1
   Loss (gain) on sale or impairment of assets        --        9.2       (3.5)       9.2
   Other taxes                                       0.9        2.1        1.6        3.3
-----------------------------------------------------------------------------------------
Total Operating Expenses                            12.0       27.6        9.5       65.1
-----------------------------------------------------------------------------------------
Operating Loss                                     $(6.4)     $(15.9)    $(1.2)     $(45.1)
-----------------------------------------------------------------------------------------

NiSource, through its subsidiary Columbia Transmission Communications Corporation (Transcom), has built a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. NiSource has also invested in a number of ventures focused on distributed generation technologies including fuel cells and micro turbines.

Telecommunications Network

In August 2001, Transcom invited potential buyers to submit bids for the assets. Based on the results of the bids, management decided to operate the network while continuing to evaluate the possibility of a sale based on conditions in the telecommunications market. The anticipated cash flow from Transcom's most recent business plan indicated that the asset's current carrying value was ultimately realizable. The realizability of the asset's carrying value is dependent upon management's ability to execute the business plan or alternative strategies. However, the unfavorable market conditions remain and continue to adversely impact Transcom's ability to implement its business plan. Management is continuing to pursue and evaluate strategic alternatives, including a sale.

Sale of Assets

On January 28, 2002, NiSource sold SM&P, its line locating and marking business, and recognized an after-tax gain of $12.5 million. The gain on the sale is reflected in Corporate.

Net Revenues

Net revenues of $5.6 million for the second quarter of 2002 decreased by $6.1 million from the second quarter of 2001. Net revenues of $8.3 million for the first half of 2002 were down $11.7 million compared to the same period in 2001. In both periods, the decrease was attributed to the sale of SM&P.

Operating Loss

Other reported an operating loss of $6.4 million versus an operating loss of $15.9 million in the second quarter of 2001, reflecting the $9.2 million write-down related to NiSource's telecommunications network that occurred in 2001.

For the first six months of 2002, Other reported an operating loss of $1.2 million, versus an operating loss of $45.1 million during the comparable period in 2001, reflecting the $15.5 million 2001 litigation settlement of Market Hub Partners, L.P., and reduced losses related to the company's telecommunications network and other operating subsidiaries.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

NISOURCE INC.

1. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP., ET AL.

         The plaintiff filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants joined together with numerous other defendants and filed a motion requesting the district court to amend its order to include a certification so that the defendants could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001. Pretrial proceedings continue.

2.       PRICE ET AL V. GAS PIPELINES, ET AL.

         Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and thirteen affiliated entities. The allegations in Price (formerly known as Quinque) are similar to those made in Grynberg; however, Price broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Price asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Price purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. The defendants had previously removed the case to Federal court. On January 12, 2001, the Federal court remanded the case to state court. In June 2001, the plaintiff voluntarily dismissed ten of the fourteen Columbia entities. Discovery relating to personal jurisdiction has begun. On September 12, 2001 the four remaining Columbia defendants along with other defendants filed a joint motion to dismiss the amended complaint. That motion is currently pending before the court.

3.       VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

         In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. (Columbia Natural Resources) and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Natural Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Natural Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001. On December 3, 2001, the defendants filed an answer to the plaintiffs' complaint. Recovery regarding claim certification is ongoing.

4.       ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

         On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. National Propane Corporation was

NISOURCE INC.


         acquired by Columbia in 1999, and this litigation was retained by Columbia when Columbia Propane was sold in 2001. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and expert discovery is to be completed by October 25, 2002. The case has a scheduled trial date of March 31, 2003.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2002, NiSource held its Annual Meeting of Stockholders. On the April 2, 2002 record date, NiSource had 207,522,305 shares of common stock outstanding, each of which was entitled to one vote at the meeting. Voted upon and approved by the requisite number of shares present in person or by proxy at the meeting was: an amendment to the Long-Term Incentive Plan and the election of four directors each to serve a term of three years.

                              Votes For     Votes Withheld   Abstentions
Long-Term Incentive Plan     155,100,449      23,603,402       2,236,858

Director:
  Stephen P. Adik            177,740,007       3,200,702          --
  Ian M. Rolland             176,240,246       4,700,463          --
  John W. Thompson           175,515,917       5,424,792          --
  Roger A. Young             178,002,010       2,938,699          --

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

NISOURCE INC.


(a)      Exhibits

         (99.1)   Certification of Gary L. Neale, Chief Executive Officer,
         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

         (99.2)   Certification of Michael W. O'Donnell, Chief Financial
         Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, NiSource hereby agrees to furnish the U.S. Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt of NiSource not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of NiSource and its subsidiaries on a consolidated basis.

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the second quarter of 2002:


                          Financial
  Item Reported      Statements Included        Date of Event            Date Filed
-----------------------------------------------------------------------------------
        4                     No                   5/21/02                5/21/02
-----------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         NiSource Inc.
                                               ---------------------------------
                                                         (Registrant)





Date:  August 14, 2002                         By: /s/ Jeffrey W. Grossman
                                                   -----------------------------
                                                   Jeffrey W. Grossman
                                                   Vice President and Controller
                                                   (Principal Accounting Officer
                                                   and Duly Authorized Officer)