Form 10-Q
period 2002-09-30
NISOURCE INC/DE
filed 2002-11-14
CIK 1111711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 30, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______


                        Commission file number 001-16189

                                  NISOURCE INC.

             (Exact Name of Registrant as Specified in its Charter)


                    Delaware                            35-2108964
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

              801 East 86th Avenue
              Merrillville, Indiana                        46410
    (Address of principal executive offices)            (Zip Code)


        Registrant's telephone number, including area code (877) 647-5990


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value:
207,771,244 shares outstanding at September 30, 2002.

                                 NISOURCE INC.
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Statements of Consolidated Income (Loss)............................................    3

                    Consolidated Balance Sheets.........................................................    4

                    Statements of Consolidated Cash Flows...............................................    6

                    Statements of Comprehensive Income (Loss)...........................................    7

                    Notes to Consolidated Financial Statements..........................................    8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.......................................................   17

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................   38

         Item 4.    Controls and Procedures.............................................................   38

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings...................................................................   39

         Item 2.    Changes in Securities and Use of Proceeds...........................................   40

         Item 3.    Defaults Upon Senior Securities.....................................................   40

         Item 4.    Submission of Matters to a Vote of Security Holders.................................   40

         Item 5.    Other Information...................................................................   40

         Item 6.    Exhibits and Reports on Form 8-K....................................................   41

         Signature......................................................................................   42

         Certifications.................................................................................   43

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (unaudited)

                                                                          Three Months                      Nine Months
                                                                       Ended September 30,               Ended September 30,
                                                                   --------------------------        --------------------------
(in millions, except per share amounts)                               2002            2001              2002             2001
---------------------------------------                            ---------        ---------        ---------        ---------
NET REVENUES
    Gas distribution                                               $   350.6        $   530.3        $ 2,118.4        $ 3,328.1
    Gas transmission and storage                                       134.0            135.5            443.5            446.7
    Electric                                                           277.6            281.3            764.9            774.1
    Exploration and production                                          34.3             36.7            119.6            106.6
    Merchant                                                           240.0            701.8          1,090.4          2,577.4
    Other                                                               29.6             70.8            111.3            196.4
                                                                   ---------        ---------        ---------        ---------
Gross Revenues                                                       1,066.1          1,756.4          4,648.1          7,429.3
    Cost of sales                                                      410.0          1,071.5          2,246.6          4,934.9
                                                                   ---------        ---------        ---------        ---------
Total Net Revenues                                                     656.1            684.9          2,401.5          2,494.4
                                                                   ---------        ---------        ---------        ---------

OPERATING EXPENSES
    Operation and maintenance                                          276.2            332.7            933.1          1,039.9
    Depreciation, amortization and depletion                           145.1            152.8            421.5            476.9
    Loss (gain) on sale or impairment of assets                         (4.9)            --              (27.9)             9.2
    Other taxes                                                         56.4             58.4            211.2            217.7
                                                                   ---------        ---------        ---------        ---------
Total Operating Expenses                                               472.8            543.9          1,537.9          1,743.7
                                                                   ---------        ---------        ---------        ---------
OPERATING INCOME                                                       183.3            141.0            863.6            750.7
                                                                   ---------        ---------        ---------        ---------

OTHER INCOME (DEDUCTIONS)
    Interest expense, net                                             (139.9)          (146.1)          (391.8)          (458.7)
    Minority interests                                                  (5.1)            (5.1)           (15.3)           (15.3)
    Preferred stock dividends of subsidiaries                           (1.9)            (1.9)            (5.6)            (5.6)
    Other, net                                                           1.0             (4.7)             7.2             (0.5)
                                                                   ---------        ---------        ---------        ---------
Total Other Income (Deductions)                                       (145.9)          (157.8)          (405.5)          (480.1)
                                                                   ---------        ---------        ---------        ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            37.4            (16.8)           458.1            270.6
INCOME TAXES                                                            14.2              3.8            172.2            123.8
                                                                   ---------        ---------        ---------        ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                23.2            (20.6)           285.9            146.8
                                                                   ---------        ---------        ---------        ---------
Loss from Discontinued Operations - net of tax                          --               (0.4)            (3.0)            (1.5)
Gain on Sale of Discontinued Operations - net of tax                    --               --                7.5             --
Change in Accounting - net of tax                                       --               --               --                4.0
                                                                   ---------        ---------        ---------        ---------
NET INCOME (LOSS)                                                  $    23.2        $   (21.0)       $   290.4        $   149.3
                                                                   =========        =========        =========        =========

BASIC EARNINGS (LOSS) PER SHARE ($)
    Continuing operations                                               0.11            (0.10)            1.39             0.72
    Discontinued operations                                             --               --               0.02            (0.01)
    Change in accounting                                                --               --               --               0.02
                                                                   ---------        ---------        ---------        ---------
BASIC EARNINGS (LOSS) PER SHARE                                         0.11            (0.10)            1.41             0.73
                                                                   ---------        ---------        ---------        ---------

DILUTED EARNINGS (LOSS) PER SHARE ($)
    Continuing operations                                               0.11            (0.10)            1.37             0.70
    Discontinued operations                                             --               --               0.02            (0.01)
    Change in accounting                                                --               --               --               0.02
                                                                   ---------        ---------        ---------        ---------
DILUTED EARNINGS (LOSS) PER SHARE                                       0.11            (0.10)            1.39             0.71
                                                                   ---------        ---------        ---------        ---------

BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                     205.7            205.4            205.6            205.2
DILUTED AVERAGE COMMON SHARES (MILLIONS)                               208.1            205.4            208.7            209.3
                                                                   ---------        ---------        ---------        ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,            December 31,
(in millions)                                                                           2002                     2001
-------------                                                                       -------------            ------------
                                                                                     (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
    Utility plant                                                                     $16,386.1               $16,078.9
    Accumulated depreciation and amortization                                          (7,920.8)               (7,616.4)
                                                                                      ---------               ---------
    Net utility plant                                                                   8,465.3                 8,462.5
                                                                                      ---------               ---------
    Gas and oil producing properties, successful efforts method
      United States cost center                                                         1,061.6                 1,011.5
      Canadian cost center                                                                  5.7                    22.3
    Accumulated depletion                                                                (115.0)                  (74.6)
                                                                                      ---------               ---------
    Net gas and oil producing properties                                                  952.3                   959.2
                                                                                      ---------               ---------
    Other property, at cost, less accumulated depreciation                                668.2                   133.0
                                                                                      ---------               ---------
Net Property, Plant and Equipment                                                      10,085.8                 9,554.7
                                                                                      ---------               ---------

INVESTMENTS AND OTHER ASSETS
    Net assets of discontinued operations                                                  --                     375.0
    Unconsolidated affiliates                                                             119.9                   123.9
    Assets held for sale                                                                    6.3                    15.4
    Other investments                                                                      54.8                    47.8
                                                                                      ---------               ---------
Total Investments                                                                         181.0                   562.1
                                                                                      ---------               ---------

CURRENT ASSETS
    Cash and cash equivalents                                                              64.9                   127.9
    Accounts receivable (less reserves of $53.0 and $63.4, respectively)                  478.7                   956.7
    Other receivables                                                                      --                      10.1
    Gas inventory                                                                         407.8                   377.7
    Underrecovered gas and fuel costs                                                     174.5                   129.4
    Materials and supplies, at average cost                                                70.2                    73.3
    Electric production fuel, at average cost                                              29.1                    29.2
    Price risk management assets                                                           55.0                   299.2
    Exchange gas receivable                                                               144.7                   186.8
    Prepayments and other                                                                 206.0                   344.0
                                                                                      ---------               ---------
Total Current Assets                                                                    1,630.9                 2,534.3
                                                                                      ---------               ---------

OTHER ASSETS
    Price risk management assets                                                          111.7                    18.5
    Regulatory assets                                                                     601.9                   522.3
    Goodwill, less accumulated amortization                                             3,724.9                 3,735.7
    Deferred charges and other                                                            290.9                   465.3
                                                                                      ---------               ---------
Total Other Assets                                                                      4,729.4                 4,741.8
                                                                                      ---------               ---------
TOTAL ASSETS                                                                          $16,627.1               $17,392.9
                                                                                      =========               =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,          December 31,
(in millions)                                                                2002                   2001
-------------                                                            -------------          ------------
                                                                          (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                        $ 3,343.0              $ 3,469.4
Preferred Stocks--
      Series without mandatory redemption provisions                            81.1                   83.6
      Series with mandatory redemption provisions                                4.4                    5.0
Company-obligated mandatorily redeemable preferred securities
       of subsidiary trust holding solely Company debentures                   345.0                  345.0
Long-term debt, excluding amounts due within one year                        5,792.9                5,780.8
                                                                           ---------              ---------
Total Capitalization                                                         9,566.4                9,683.8
                                                                           ---------              ---------

CURRENT LIABILITIES
    Current redeemable preferred stock subject to mandatory
      redemption                                                                43.0                   43.0
    Current portion of long-term debt                                          766.4                  398.2
    Short-term borrowings                                                    1,258.9                1,854.3
    Accounts payable                                                           331.9                  646.6
    Dividends declared on common and preferred stocks                           62.0                    1.8
    Customer deposits                                                           59.1                   36.3
    Taxes accrued                                                              131.3                  339.0
    Interest accrued                                                           185.9                   79.6
    Overrecovered gas and fuel costs                                            24.2                   49.3
    Price risk management liabilities                                           39.0                  242.3
    Exchange gas payable                                                       410.9                  287.2
    Current deferred revenue                                                   126.2                   89.0
    Other accruals                                                             560.3                  680.8
                                                                           ---------              ---------
Total Current Liabilities                                                    3,999.1                4,747.4
                                                                           ---------              ---------

OTHER LIABILITIES AND DEFERRED CREDITS
    Price risk management liabilities                                            4.4                   11.4
    Deferred income taxes                                                    1,817.0                1,726.3
    Deferred investment tax credits                                             98.5                  105.2
    Deferred credits                                                           247.3                  231.0
    Noncurrent deferred revenue                                                338.3                  435.4
    Accrued liability for postretirement and pension benefits                  390.5                  277.7
    Other noncurrent liabilities                                               165.6                  174.7
                                                                           ---------              ---------
Total Other                                                                  3,061.6                2,961.7
                                                                           ---------              ---------
COMMITMENTS AND CONTINGENCIES                                                     --                     --
                                                                           ---------              ---------
TOTAL CAPITALIZATION AND LIABILITIES                                       $16,627.1              $17,392.9
                                                                           =========              =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

                                                                                   Nine Months
                                                                               Ended September 30,
                                                                         -------------------------------
(in millions)                                                              2002                   2001
                                                                         --------               --------
OPERATING ACTIVITIES
    Net income                                                           $  290.4               $  149.3
    Adjustments to reconcile net income to net cash from
    continuing operations:
      Depreciation, depletion, and amortization                             421.4                  476.9
      Net changes in price risk management activities                       (19.1)                 446.5
      Asset impairment                                                       --                      9.2
      Deferred income taxes and investment tax credits                       80.7                  (96.2)
      Deferred revenue                                                      (60.0)                (397.3)
      Gain on sale of assets                                                (27.8)                  (6.4)
      Income from change in accounting                                       --                     (4.0)
      Gain on sale of discontinued assets                                    (7.5)                  --
      Income from discontinued operations                                     3.0                    1.5
      Amortization of unearned compensation                                  12.3                   24.0
      Other, net                                                             21.5                   (7.1)
                                                                         --------               --------
                                                                            714.9                  596.4
                                                                         --------               --------
    Changes in components of working capital, net of effect
    from acquisitions of businesses:
      Accounts receivable, net                                              533.4                  723.2
      Inventories                                                           (92.9)                (196.1)
      Accounts payable                                                     (320.7)                (588.9)
      Taxes accrued                                                        (145.6)                  77.0
      (Under) Overrecovered gas and fuel costs                              (70.2)                 484.5
      Exchange gas receivable/payable                                       165.7                  185.5
      Other accruals                                                       (120.3)                  18.1
      Other working capital                                                 236.2                 (612.4)
                                                                         --------               --------
Net Cash from Continuing Operations                                         900.5                  687.3
Net Cash from Discontinued Operations                                        --                     --
                                                                         --------               --------
Net Cash from Operating Activities                                          900.5                  687.3
                                                                         --------               --------
INVESTING ACTIVITIES
      Capital expenditures                                                 (373.7)                (383.9)
      Proceeds from disposition of discontinued operations                  388.1                   --
      Proceeds from disposition of assets                                    44.7                  178.9
      Other investing activities, net                                        --                      8.7
                                                                                                --------
Net Investing Activities                                                     59.1                 (196.3)
                                                                         --------               --------
FINANCING ACTIVITIES
      Issuance of long-term debt                                             --                    306.1
      Retirement of long-term debt                                         (248.2)                 (66.2)
      Change in short-term debt                                            (595.4)                (632.8)
      Retirement of preferred shares                                         (2.5)                  (0.6)
      Issuance of common stock                                                4.1                   --
      Dividends paid - common shares                                       (180.6)                (172.8)
                                                                         --------               --------
Net Financing Activities                                                 (1,022.6)                (566.3)
                                                                         --------               --------
Increase (decrease) in cash and cash equivalents                            (63.0)                 (75.3)
Cash and cash equivalents at beginning of year                              127.9                  193.0
                                                                         --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   64.9               $  117.7
                                                                         ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for interest, net of amounts capitalized                    260.7                  329.1
      Cash paid for income taxes                                             77.2                  164.1
                                                                         --------               --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

                                                                  Three Months               Nine Months
                                                               Ended September 30,        Ended September 30,
                                                              --------------------       --------------------
(in millions)                                                  2002          2001         2002          2001
-------------                                                 ------        ------       ------        ------
Net Income (Loss)                                             $ 23.2        $(21.0)      $290.4        $149.3
    Other comprehensive income (loss), net of tax
      Foreign currency translation adjustment                   (0.7)         (0.5)        --            (1.1)
      Net unrealized gains (losses) on cash flow hedges         (7.6)          6.5          6.7          72.0
      Gain (loss) on available for sale securities
        Realized, net of tax                                    --            --            0.3          --
        Unrealized, net of tax                                  (1.2)         (1.3)        (2.9)         (3.1)
      Minimum pension liability adjustment                    (196.5)         --         (196.5)         --
                                                              ------        ------       ------        ------
    Total other comprehensive income (loss), net of tax       (206.0)          4.7       (192.4)         67.8
                                                              ------        ------       ------        ------
Total Comprehensive Income (Loss)                             $(182.8)      $(16.3)      $ 98.0        $217.1
                                                              ------        ------       ------        ------

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

2.    DILUTED AVERAGE COMMON SHARES COMPUTATION

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS are impacted by the incremental effect of the various long-term incentive compensation plans and the forward equity contracts associated with the Stock Appreciation Income Linked SecuritiesSM and Corporate Premium Income Equity Securities.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

                                                  Three Months                 Nine Months
                                               Ended September 30,         Ended September 30,
                                              ---------------------       ---------------------
(in thousands)                                 2002           2001          2002          2001
---------------------------------------       -------       -------       -------       -------
Denominator
Basic average common shares outstanding       205,712       205,389       205,607       205,247
Dilutive potential common shares                2,400          --           3,139         4,027
                                              -------       -------       -------       -------
Diluted Average Common Shares                 208,112       205,389       208,746       209,274
                                              -------       -------       -------       -------

3.    INDIANA UTILITY REGULATORY COMMISSION ELECTRIC RATE REVIEW SETTLEMENT

On June 20, 2002, a settlement agreement was filed with the Indiana Utility Regulatory Commission (IURC) regarding the Northern Indiana Public Service Company (Northern Indiana) electric rate review. On September 23, 2002, the IURC issued an order adopting the settlement in most respects. The order provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana.

Pursuant to the settlement, Northern Indiana accrued $14.4 million in credits to electric customers during the quarter and nine-month periods ended September 30, 2002 and, as authorized, began to amortize one-half of its expenses for this proceeding over a 49-month period. The remaining expenses were charged to income in the third quarter 2002.

On October 23, 2002, the IURC denied a petition for reconsideration of the order filed on October 15, 2002 by fourteen residential customers. Therefore, Northern Indiana electric customers will begin to receive credits starting with their November monthly bill. The order adopting the settlement is currently being appealed by both the Citizen Action Coalition of Indiana and the fourteen residential customers to the Indiana Court of Appeals.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    RESTRUCTURING ACTIVITIES

During 2000, NiSource developed and began the implementation of a plan to restructure its operations. The restructuring plan included a severance program, a transition plan to implement operational efficiencies throughout NiSource's operations and a voluntary early retirement program. During 2001, the restructuring initiative was continued with the addition of a plan to restructure the operations within NiSource's Gas Distribution and Electric Operations segments. In December 2001, NiSource announced its plan to indefinitely shut down the Dean H. Mitchell Generating Station located in Gary, Indiana.

During the third quarter of 2002, NiSource carried out the first phase of a new reorganization initiative, which resulted in the elimination of approximately 50 positions throughout the organization mainly affecting executive and other management-level employees. NiSource has accrued approximately $10.3 million of salaries and benefits associated with the eliminated positions. As of September 30, 2002, 14 of the approximately 50 employees were terminated.

For all of the plans, a total of approximately 1,400 management, professional, administrative and technical positions have been identified for elimination. As of September 30, 2002, approximately 1,087 employees had been terminated, of whom approximately 160 employees and 362 employees were terminated during the quarter and nine months ended September 30, 2002, respectively. At September 30, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $34.4 million and $58.3 million related to the restructuring plans, respectively. During the quarter and nine months ended September 30, 2002, $13.3 million and $24.1 million of benefits were paid as a result of the restructuring plans, respectively. Additionally, during the third quarter and nine months ended September 30, 2002, the restructuring plan liability was reduced by $9.7 million and $10.1 million, respectively. The net adjustment during the third quarter was recorded in response to a reduction in estimated expenses related to previous reorganization initiatives.

During the fourth quarter of 2002, NiSource expects to complete the reorganization initiative which began in the third quarter. It is expected that a charge of approximately $30 million to $35 million will be recorded in the fourth quarter related to employee severance and the consolidation of facilities.

5.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On April 30, 2002, NiSource sold the water utility assets of the Indianapolis Water Company (IWC) and other assets of IWC Resources Corporation and its subsidiaries to the City of Indianapolis for $540.0 million, which included $157.5 million in IWC debt and the redemption of $2.5 million of IWC preferred stock. As a result of this transaction, NiSource recorded an after-tax gain of $7.5 million in the second quarter of 2002. The gain included a tax benefit of $33.2 million resulting from the reduction of a deferred tax liability no longer required. NiSource also sold its interest in White River Environmental Partnership (WREP), which was an IWC investment, to the other partners for $8.0 million. The sales price of WREP approximated book value. The divestiture of the water utilities was required as part of the order of the U.S. Securities and Exchange Commission approving the November 2000 acquisition of Columbia Energy Group (Columbia). The water utilities' operations are reported as discontinued operations.

Results from discontinued operations of the water utilities are provided in the following table:

                                               Three Months                Nine Months
                                            Ended September 30,        Ended September 30,
                                            -------------------        -------------------
($ in millions)                             2002           2001        2002           2001
---------------                             ----           ----        ----           ----
REVENUES FROM DISCONTINUED OPERATIONS         --           29.4        30.7           81.3
                                            ----           ----        ----           ----
Loss from discontinued operations             --            0.2        (8.3)          (0.1)
Income taxes                                  --            0.6        (5.3)           1.4
                                            ----           ----        ----           ----
NET LOSS FROM DISCONTINUED OPERATIONS         --           (0.4)       (3.0)          (1.5)
                                            ----           ----        ----           ----

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On July 1, 2002, EnergyUSA-TPC (TPC), a wholly owned subsidiary, sold its net obligations under a significant portion of its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. In accordance with the terms of the agreement, NiSource paid $6.8 million to settle the net obligations. As a result of the sale, a $3.1 million pre-tax gain was recorded in the third quarter of 2002.

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

Assets and liabilities held for sale and net assets of discontinued operations were as follows:

                                                               SEPTEMBER 30,       December 31,
(in millions)                                                      2002                2001
-------------                                                  -------------       ------------
ASSETS (LIABILITIES) HELD FOR SALE AND NET ASSETS OF
    DISCONTINUED OPERATIONS
      Accounts receivable, net                                    $ 28.3              $ 48.4
      Property, plant and equipment, net                             7.9               706.0
      Other assets                                                  11.2                98.9
      Current liabilities                                          (27.1)             (146.6)
      Debt                                                          --                 (78.7)
      Other liabilities                                            (14.0)             (237.6)
                                                                  ------              ------
ASSETS (LIABILITIES) HELD FOR SALE AND NET ASSETS OF

    DISCONTINUED OPERATIONS                                       $  6.3              $390.4
                                                                  ------              ------

6.    RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" and, though October 25, 2002, accounts for any trading contracts that do not qualify as derivatives accounted for under SFAS No. 133 (Transportation and Storage Capacity Contracts) pursuant to Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

HEDGING ACTIVITIES. The activity for the three and nine-month periods ended September 30, 2002 with respect to cash flow hedges included the following:

                                                                    Three Months Ended    Nine Months Ended
(in millions, net of tax)                                           September 30, 2002    September 30, 2002
-------------------------                                           ------------------    ------------------
Net unrealized gains on derivatives qualifying as cash
    flow hedges at the beginning of the period                            $64.4                 $50.1

Unrealized hedging gains (loss) arising during the period on
    derivatives qualifying as cash flow hedges                             (7.9)                 27.4

Reclassification adjustment for net loss (gain) included
    in net income                                                           0.3                 (20.7)
                                                                          -----                 -----
Net unrealized gains on derivatives qualifying as cash
    flow hedges at the end of the period                                  $56.8                 $56.8
                                                                          -----                 -----

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unrealized gains and losses on NiSource's cash flow and fair value hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource's gas and power marketing portfolios. The accompanying Consolidated Balance Sheets reflect price risk management assets related to unrealized gains and losses on hedges of $123.9 million and $66.0 million at September 30, 2002 and December 31, 2001, respectively, of which $16.9 million and $65.9 million were included in "Current Assets" and $107.0 million and $0.1 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on hedges were $12.8 million and $10.3 million at September 30, 2002 and December 31, 2001, respectively, all of which were included in "Current Liabilities."

During the third quarter of 2002, a net loss of $0.3 million, net of tax, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the third quarter, NiSource reclassified an insignificant amount related to its cash flow hedges of natural gas production from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $7.6 million, net of tax.

On September 3, 2002, NiSource entered into "receive fixed" and "pay floating" interest rate swap agreements in a notional amount of $281.5 million with three counterparties effective as of September 5, 2002. NiSource will receive payments based upon a fixed 7.32% interest rate and pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.66 percent per annum. There was no exchange of premium at the initial date of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the one-time right to cancel the swaps on September 5, 2007 at mid-market. Effectiveness of the swaps was determined using the short-cut method pursuant to SFAS No. 133.

MARKETING AND TRADING ACTIVITIES. Effective July 1, 2002, TPC sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Prior to the sale, TPC's operations included the activities of its gas and power trading businesses. Beginning with the effective date of the sale, the primary remaining operations associated with TPC include commercial and industrial gas sales (including arranging supply), gas supply and power marketing associated with NiSource's single merchant cogeneration facility, marketing a portion of the gas produced from NiSource's exploration and production operations and power trading. With the exception of power trading and one remaining gas trading deal, which expired in October 2002, since July 1 the activities at TPC are no longer considered trading activities, and all positions will be marked to fair value pursuant to SFAS No. 133.

NiSource employs a value-at-risk (VaR) model to assess the market risk of its energy marketing and trading portfolios. NiSource estimates the one-day VaR using variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.4 million, $0.7 million and $0.2 million during the third quarter of 2002. The daily VaR for the gas marketing portfolio and remaining gas trading deal on an average, high and low basis was $0.2 million, $0.3 million and $0.1 million during the third quarter of 2002.

Power trading revenues and cost of sales were $165.2 million and $161.8 million, respectively, for the quarter ended September 30, 2002 and $602.5 million and $597.5 million, respectively, for the nine-months ended September 30, 2002. On a gross basis, power trading revenues and cost of sales were $345.5 million and $345.1 million, respectively, for the quarter ended September 30, 2001 and $699.9 million and $688.4 million, respectively, for the nine-months ended September 30, 2001. On a gross basis, gas marketing and trading revenues and cost of sales were $82.2 million and $79.4 million, respectively, for the quarter ended September 30, 2002 and $558.2 million and $556.9 million, respectively, for the nine-months ended September 30, 2002. On a gross basis, gas trading revenues and cost of sales were $371.7 million and $366.0 million, respectively, for the quarter ended September 30, 2001 and $1,945.8 million and $1,948.2 million, respectively, for the nine-months ended September 30, 2001.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair market values of NiSource power trading assets and liabilities were $25.0 million and $23.4 million, respectively, at September 30, 2002 and $60.3 million and $59.4 million, respectively, at December 31, 2001. The fair market values of NiSource gas marketing and trading assets and liabilities were $17.8 million and $7.2 million, respectively, at September 30, 2002. The fair market values of NiSource gas trading assets and liabilities were $192.0 million and $184.0 million, respectively, at December 31, 2001.

Unrealized gains and losses on NiSource's marketing and trading portfolios are recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource's hedges pursuant to SFAS 133. The accompanying Consolidated Balance Sheets reflect price risk management assets related to unrealized gains and losses on marketing and trading activities of $42.8 million and $252.3 million at September 30, 2002 and December 31, 2001, respectively, of which $38.1 million and $233.3 million were included in "Current Assets" and $4.7 million and $18.4 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on marketing and trading activities (including net option premiums) were $30.6 million and $243.4 million, of which $26.3 million and $232.0 million were included in "Current Liabilities" and $4.3 million and $11.4 million were included in "Other Liabilities and Deferred Credits" at September 30, 2002 and December 31, 2001, respectively.

7.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

NiSource adopted the provisions of SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 142 on January 1, 2002 resulted in an increase in operating income of $23.4 million and $69.0 million for the third quarter and nine month period ending September 30, 2002, respectively, reflecting the effects of discontinuing the amortization of goodwill. Net income would have been $2.4 million, or $0.01 per basic share for the third quarter of 2001 and $218.3 million, or $1.06 per basic share, for the nine-month period ending September 30, 2001 had NiSource discontinued the amortization of goodwill effective January 1, 2001. NiSource amortized approximately $93.1 million of goodwill during the entire year of 2001.

Pursuant to the requirements of SFAS No. 142, NiSource has aggregated the subsidiaries related to the acquisition of Columbia into two distinct reporting units, one within the Gas Distribution segment and one within the Transmission and Storage segment, for the purpose of testing goodwill for impairment. At September 30, 2002, goodwill, net of accumulated amortization was $1,721.5 million and $2,003.4 million for the Gas Distribution reporting unit and the Transmission and Storage reporting unit, respectively. NiSource completed its analysis of the transitional goodwill impairment test as of June 30, 2002. The results indicated that no impairment charge was required.

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. NiSource is currently evaluating the impact of SFAS No. 143 and does not expect the adoption of the statement to have a material effect on its financial condition or results of operations.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EITF ISSUE NO. 02-03 - ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES (EITF NO. 02-03). On October 25, 2002, the EITF reached a final consensus in EITF No. 02-03 that gains and losses (realized or unrealized) on all derivative instruments within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. This consensus will be effective for financial statements issued for periods beginning after December 15, 2002. NiSource will reevaluate its portfolio of contracts in order to determine which contracts will be required to be reported net in accordance with the provisions of the consensus.

For the periods presented, if NiSource had reported its trading activities pursuant to EITF 98-10 on a net basis, each of consolidated gross revenues and consolidated cost of sales for the three months ended September 30, 2002 and 2001 would have been lower by $106.0 million and $621.2 million, respectively and for the nine months ended September 30, 2002 and 2001 would have been lower by $870.9 million and $2,406.1 million, respectively. Operating income for all periods would remain as reported on the Statements of Consolidated Income.

The task force also reached a consensus to rescind EITF Issue No.
98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 98-10), and preclude mark-to-market accounting for energy trading contracts that are not derivatives pursuant to SFAS No. 133. This consensus will be effective for fiscal periods beginning after December 15, 2002, for energy trading and energy-related contracts that existed on or before October 25, 2002 that remain in effect at the date the consensus is initially applied (January 1, 2003 for the Company). Contracts entered into after October 25, 2002, will be analyzed pursuant to a generally accepted accounting principle hierarchy, excluding EITF No. 98-10. NiSource does not expect the rescission of EITF No. 98-10 to have a material affect on its financial condition or results of operations.

8.    TELECOMMUNICATIONS NETWORK

NiSource, through its subsidiary Columbia Transmission Communications (Transcom), has built a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington, D.C. For the year ending December 31, 2002, the network is projected to incur a pre-tax operating loss of approximately $10.7 million. Due to the current oversupply of dark fiber in Transcom's market area, management projects that the company will continue to operate at a loss. The company's future profitability will be dependent on, among other factors, a recovery in the telecommunications market. NiSource is currently reviewing the carrying value of its investment in Transcom and whether an impairment charge will be required. Management continues to pursue and evaluate strategic alternatives, including a sale.

9.    CHANGE IN INDIANA CORPORATE INCOME TAX RATE

On June 28, 2002, the governor of Indiana signed into law legislation that increases the Indiana Corporate Income tax rate from 4.5% to 8.5% effective January 1, 2003. As a result, NiSource's subsidiaries in Indiana recorded an additional deferred income tax liability of $65.9 million (net) in the second quarter of 2002, to reflect the impact of the increased tax rate. NiSource's regulated subsidiaries recorded a regulatory asset in the amount of $65.0 million to reflect the probable collection of the increased tax liability though future rates. The overall impact on income tax expense was an increase of $0.9 million.

10.   SYNTHETIC LEASES

Primary Energy is currently involved in six projects, which produce electricity, steam or thermal energy on the sites of industrial customers. Four projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees, sublease payments, unit sale payments or processing fees. One project, Whiting Clean Energy, uses natural gas

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to produce electricity for sale in the wholesale markets and is expected to provide steam for industrial use. In addition, a subsidiary of Primary Energy is a 50% partner in a partnership that operates a coal pulverization facility. While one project, Ironside, is now owned by NiSource, generally the facilities are owned by unaffiliated special purpose entities.

Prior to the June 30, 2002 financial statements, the assets and related debt associated with these projects were not included in NiSource's consolidated financial statements, which treatment was approved by NiSource's former independent public accountants. However, NiSource has now determined in consultation with Deloitte & Touche, its independent public accountants, that certain language contained in the operative agreements for four of the projects did not support characterization of those transactions as off-balance-sheet operating leases under EITF Issue No. 97-1, "Implementation Issues in Accounting for Lease Transactions, Including Those Involving Special Purpose Entities," and EITF No. 97-10 "The Effect of Lessee Involvement in Asset Construction." Certain provisions in the operative documents for two transactions (Whiting Clean Energy and Ironside), which were subject to EITF No. 97-10, could be interpreted to transfer substantial construction period risks to the lessee, resulting in Primary Energy being deemed the owner of the projects. Certain provisions in the other two leases (Cokenergy and Portside) could be interpreted to require the inclusion of certain default-related obligations in minimum lease payments, resulting in the characterization of those leases as capital leases.

At June 30, 2002, as a result of this determination, NiSource changed the characterization of the leases associated with the four projects from synthetic leases to owned assets (for Whiting Clean Energy and Ironside) and capital leases (for Cokenergy and Portside) for financial reporting purposes. Subsequently, on September 10, 2002, NiSource purchased the assets associated with the Ironside project for $65.9 million resulting in a termination of the leasing transaction. As of September 30, 2002, NiSource has included approximately $565.0 million of assets and a corresponding amount of related debt on its balance sheet related to these projects. The impact on the results of operations for prior periods was immaterial. The recognition of the debt did not alter NiSource's compliance with its debt covenants and is consistent with the treatment of such leases by the rating agencies in the analysis of NiSource's credit ratings.

The lease at Primary Energy's North Lake project is due to expire in December 2002. Primary Energy intends to purchase the project at the end of the lease period, at an amount expected to be approximately $38.0 million.

11.   MINIMUM PENSION LIABILITY

Due to the decline in the equity markets, the fair value of the Company's pension fund assets has decreased since September 30, 2001. In addition, the discount rate used to measure the accumulated benefit obligation has decreased, resulting in an increase in the estimated minimum liability. In accordance with Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions," NiSource recorded a minimum pension liability adjustment at September 30, 2002. The adjustment resulted in a decrease to prepaid pension costs of $271.9 million, an increase in intangible assets of $59.9 million, an increase to retirement benefit liabilities of $115.0 million, an increase to deferred income tax assets of $130.5 million and a decrease to other comprehensive income of $196.5 million after-tax. Nisource expects pension expense for 2003 to increase approximately $50.0 million over the amount recognized in 2002.

12.   SALE OF EXPLORATION AND PRODUCTION BUSINESS

On October 11, 2002, NiSource announced its intention to sell Columbia Energy Resources, Inc., and its affiliates, including Columbia Natural Resources, Inc., its natural gas exploration and production business. The decision to sell the exploration and production business is part of NiSource's business strategy of focusing on its core, regulated assets and strengthening its balance sheet by reducing debt. NiSource intends to enter into a definitive sale agreement for the exploration and production business by the end of 2002. The results of operations related to the exploration and production business will be displayed as discontinued operations in the fourth quarter 2002 and prior period financial statements will be adjusted to conform to the discontinued operations presentation.

13.   LEGAL PROCEEDINGS

In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on NiSource's consolidated financial position.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.   EQUITY OFFERING

On November 13, 2002, NiSource issued 36.0 million shares of common stock at a price of $18.30 ($17.75 on a net basis) per share. The net proceeds of approximately $639.0 million was used to reduce debt.

15.   BUSINESS SEGMENT INFORMATION

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

                                          Three Months                    Nine Months
                                       Ended September 30,             Ended September 30,
                                    ------------------------        ------------------------
(in millions)                         2002            2001            2002            2001
------------                        --------        --------        --------        --------
REVENUES
GAS DISTRIBUTION
Unaffiliated                           344.3           531.2         2,102.3         3,341.4
Intersegment                            10.9             8.6            17.9            29.3
                                    --------        --------        --------        --------
Total                                  355.2           539.8         2,120.2         3,370.7
                                    --------        --------        --------        --------
Gas Transmission and Storage

Unaffiliated                           135.4           137.7           451.3           469.3
Intersegment                            68.1            69.9           223.5           248.5
                                    --------        --------        --------        --------
Total                                  203.5           207.6           674.8           717.8
                                    --------        --------        --------        --------
Electric Operations

Unaffiliated                           277.7           281.4           765.2           774.3
Intersegment                            15.1             0.3            24.0             1.4
                                    --------        --------        --------        --------
Total                                  292.8           281.7           789.2           775.7
                                    --------        --------        --------        --------
Exploration and Production

Unaffiliated                            39.1            43.5           136.0           117.7
Intersegment                             3.0            17.3            28.1            45.8
                                    --------        --------        --------        --------
Total                                   42.1            60.8           164.1           163.5
                                    --------        --------        --------        --------
Merchant Operations

Unaffiliated                           251.3           732.3         1,140.5         2,612.8
Intersegment                            43.7            19.6           143.5           120.6
                                    --------        --------        --------        --------
Total                                  295.0           751.9         1,284.0         2,733.4
                                    --------        --------        --------        --------
Other

Unaffiliated                             7.3            38.9            38.9           117.2
Intersegment                             3.4              --             3.4             0.1
                                    --------        --------        --------        --------
Total                                   10.7            38.9            42.3           117.3
Adjustments and eliminations          (133.2)         (124.3)         (426.5)         (449.1)
                                    --------        --------        --------        --------
Consolidated Revenues               $1,066.1        $1,756.4        $4,648.1        $7,429.3
                                    --------        --------        --------        --------

OPERATING INCOME (LOSS)

Gas Distribution                    $  (20.2)       $  (32.0)       $  264.3        $  257.1
Gas Transmission and Storage            86.1            54.8           289.5           243.7
Electric                                99.8            98.5           239.9           246.0
Exploration and Production               1.7            19.9            40.3            39.2
Merchant Operations                     16.6            14.6             3.5            34.0
Other                                   (0.9)           (4.3)           (2.1)          (49.4)
Corporate                                0.2           (10.5)           28.2           (19.9)
                                    --------        --------        --------        --------
CONSOLIDATED OPERATING INCOME       $  183.3        $  141.0        $  863.6        $  750.7
                                    --------        --------        --------        --------

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

                              THIRD QUARTER RESULTS

Net Income

NiSource reported net income of $23.2 million, or 11 cents per share, for the three months ended September 30, 2002, compared to a net loss of $21.0 million, or a loss of 10 cents per share, for the third quarter in 2001. Operating income was $183.3 million, up $42.3 million from the same period in 2001. The 2001 results have been adjusted to reflect the change to successful efforts accounting in the company's Exploration and Production segment. All per share amounts are basic earnings per share.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2002, were $656.1 million, a $28.8 million decrease over the same period last year. The decrease in net revenues was a result of lower pricing related to increased deliveries of natural gas production under forward sales agreements, credits to be issued to customers as a result of the Indiana Utility Regulatory Commission (IURC) electric rate review settlement and the scaling back of NiSource's energy marketing operations. The decreases were partially offset by the favorable impact of 34% warmer weather during the quarter, which increased sales of electricity.

Expenses

Operating expenses for the third quarter of 2002 were $472.8 million, a decrease of $71.1 million from the 2001 period. Operating expenses decreased primarily as a result of discontinuing the amortization of goodwill, lower corporate overhead, insurance recoveries of environmental expenses, a reduction in estimated environmental expenditures, and a reduction in estimated sales taxes payable related to previous sales of natural gas to retail and wholesale gas marketing customers. The reductions in operating expenses were partly offset by expenses for reorganization initiatives and increased pension costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)

Interest expense was $139.9 million for the quarter, a decrease of $6.2 million compared to the third quarter of 2001. The decrease was due to a reduction of short and long-term debt and lower short-term interest rates. Other, net for the third quarter of 2002 increased income by $1.0 million, compared to a loss of $4.7 million in the 2001 period.

Income Taxes

Income tax expense for the third quarter of 2002 was $14.2 million, an increase of $10.4 million compared to the 2001 period, due to higher pre-tax income in the current period.

                               NINE MONTH RESULTS

Net Income

NiSource reported net income of $290.4 million, or $1.41 per share, for the nine months ended September 30, 2002, an increase of $141.1 million over the same period last year. Operating income was $863.6 million, an increase of $112.9 million from the same period in 2001. The 2001 results have been adjusted to reflect the change to successful efforts accounting in the company's Exploration and Production segment. All per share amounts are basic earnings per share.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2002, were $2,401.5 million, a $92.9 million decrease over the same period last year. The decrease was primarily attributable to weather that was 9% warmer than the 2001 period during the heating season, partly offset by the favorable impact of warmer weather during the cooling season. Also contributing to the decrease were reduced revenues due to the sale of SM&P, Nisource's utility line-locating and marketing business, credits to be issued to customers as a result of the IURC electric rate review settlement, a reduction in off-system and incentive program revenues at the gas distribution companies, and the change in the value of the gas and power marketing portfolios, partly due to the scaling back of NiSource's gas trading operations. Net revenues were also lower in the 2002 period because of a gain of $11.4 million from the sale of base gas that occurred in 2001.

Expenses

Operating expenses for the nine months of 2002 were $1,537.9 million, a decrease of $205.8 million from the 2001 period. The decrease was mainly due to lower operation and maintenance expenses of $106.8 million, resulting from insurance recoveries of environmental expenses, a reduction in estimated environmental expenditures, a reduction in estimated sales taxes payable related to previous sales of natural gas to retail and wholesale gas marketing customers and lower amounts for uncollectible customer receivables. Operating expenses were also lower due to gains on the sales of NiSource's utility line-locating and marking business and a significant portion of TPC's gas marketing contracts, and lower depreciation and amortization expenses mainly resulting from discontinuing the amortization of goodwill. In addition, the 2001 period was unfavorably impacted by a $15.5 million settlement of a lawsuit related to Market Hub Partners, L.P. and a $9.2 million write-down related to NiSource's telecommunications network.

Other Income (Deductions)

Interest expense was $391.8 million for the nine months, a decrease of $66.9 million compared to the first nine months of 2001. The decrease was due to a reduction of short and long-term debt and lower short-term interest rates. Other, net for the first nine months of 2002 was $7.2 million, compared to a loss of $0.5 million in the prior year.

Income Taxes

Income tax expense for the first nine months of 2002 was $172.2 million, an increase of $48.4 million compared to the 2001 period, due to higher pretax income.

Discontinued Operations

Discontinued operations positively impacted net income by $4.5 million mainly due to the gain on the sale of the water utility assets of Indianapolis Water Company and other IWC Resources Corporation subsidiaries in the second quarter of 2002, compared to a reduction of $1.5 million in the first nine months of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of NiSource's operations, most notably in the gas distribution, transportation businesses and the electric distribution business, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts from electric sales normally exceed cash requirements. Also, during the summer months, cash on hand, together with external short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries; perform necessary maintenance of facilities; make capital improvements in plant; and expand service into new areas.

Net cash from operations for the nine months ended September 30, 2002 was $900.5 million. Cash generated from working capital was $185.6 million principally driven by cash receipts from customer accounts receivable, partially offset by payments for current liabilities. Net cash from operations and proceeds from the sales of the water utility assets of IWC Resources and SM&P Utility Resources, Inc. (SM&P) were used to reduce borrowings during the first nine months of 2002 by $843.6 million.

On November 13, 2002, Nisource issued 36.0 million shares of common stock at a price of $18.30 ($17.75 on a net basis) per share. The net proceeds of approximately $639.0 million was used to reduce debt.

Credit Facilities

During March 2002, NiSource, through its subsidiary NiSource Finance Corp.
(NFC), negotiated a $500 million 364-day credit agreement with a syndicate of banks, led by Barclays Capital. This new facility replaced an expiring $1.25 billion 364-day credit facility and complements the company's existing $1.25 billion three-year facility that expires on March 23, 2004. The reduction in the Company's short-term borrowing needs was attributable to the sales of the water utility assets of IWC Resources and SM&P, along with positive operating cash flows.

As of September 30, 2002 and December 31, 2001, $121.5 million and $1,004.3 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of September 30, 2002 and December 31, 2001 was 2.97% and 3.14%, respectively. In addition, NiSource had outstanding credit facility advances under its 3-year facility of $1,100.0 million at September 30, 2002 at a weighted average interest rate of 2.50% and credit facility advances (notes payable) of $850.0 million at December 31, 2001, at a weighted average interest rate of 2.575%. As of September 30, 2002 and December 31, 2001, NiSource had $170.7 million and $51.7 million of standby letters of credit outstanding, respectively. As of September 30, 2002, $357.8 million of credit was available under the credit facilities. Additionally, Bay State Gas, a subsidiary of NiSource, financed the purchase of the majority of its gas inventory through a product financing agreement with a third party. As of September 30, 2002, Bay State Gas had approximately $37.4 million of short-term debt associated with its gas inventory purchases.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Columbia Gas of Ohio is a party to an agreement to sell, without recourse, substantially all of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly owned subsidiary of Columbia Energy Group (Columbia). CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new receivables to the conduit. As of September 30, 2002, Columbia of Ohio has sold $32.5 million to the conduit.

Northern Indiana Public Service Company (Northern Indiana) may sell up to $100.0 million of certain of its accounts receivable to Citibank under a sales agreement, without recourse, which expires in May 2003. Northern Indiana has sold $100.0 million under this agreement. Under this agreement, Northern Indiana may not sell any new receivables to Citibank if Northern Indiana's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's, respectively.

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

Effective July 1, 2002, TPC sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Prior to the sale, TPC's operations included the activities of its gas and power trading businesses. Beginning with the effective date of the sale, the primary remaining operations associated with TPC include commercial and industrial gas sales (including arranging supply), power marketing and gas supply associated with NiSource's single merchant cogeneration facility, marketing a portion of the gas produced from NiSource's exploration and production operations and power trading.

With the exception of power trading and one remaining gas trading deal, which expired in October 2002, since July 1 the activities at TPC are no longer considered trading activities for accounting purposes. For trading activities, under the accounting rules, derivatives and other trading contracts are marked to fair value through earnings. Because TPC's activities are no longer considered trading in nature, only derivatives are marked to fair value through earnings.

NiSource's exploration and production segment is exposed to market risk due primarily to fluctuations in commodity prices. In order to help minimize this risk, NiSource has adopted a policy that requires commodity-hedging activities to help ensure stable cash flow, favorable prices and margins.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. At September 30, 2002, the combined borrowings outstanding under these facilities totaled $1,258.9 million. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of a portion of Columbia's long-term debt. On September 3, 2002, Columbia entered into "receive fixed" and "pay floating" interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. According to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

agreement. NiSource will receive payments based upon a fixed 7.32% interest rate and will pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.66% per annum. In total, Columbia has entered into fixed-to-variable interest rate swaps on $863.0 million of its long-term debt. Based upon average borrowings under these agreements during the quarter and nine months ended September 30, 2002, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $4.4 million and $13.1 million for the quarter and nine months ended September 30, 2002, respectively.

A portion of a lease payment associated with NiSource's Primary Energy subsidiary floats with a referenced interest rate, thus exposing Primary Energy to interest rate risks. Primary Energy had engaged in interest rate swaps to fix the floating payment and designated these instruments as cash flow hedges, however, the swaps expired June 30, 2002.

Due to the nature of the industry, credit risk is a factor in many of NiSource's business activities. In sales and trading activities, credit risk arises because of the possibility that a counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative contracts such as interest rate swaps, credit risk arises when counterparties are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments and standby letters of credit and guarantees. Current credit exposure includes the positive fair value of derivative instruments. Because many of NiSource's exposures vary with changes in market prices, NiSource also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, NiSource considers collateral and master netting agreements, which are used to reduce individual counterparty credit risk.

Trading Risks

Prior to the July 1, 2002 sale of the TPC gas marketing and trading contracts, NiSource's trading operations consisted of gas- and power-related activities. Beginning July 1, with the exception of one remaining gas trading deal which expired in October 2002, the trading activities of TPC have involved power only. The transactions associated with NiSource's power trading operations give rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity. The power trading operations market and trade over-the-counter contracts for the purchase and sale of electricity. Power trading activities generally do not result in the physical delivery of electricity. Some contracts within the trading portfolio may require settlement by physical delivery, but are net settled in accordance with industry standards.

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

The fair values of the contracts related to NiSource's trading operations, the activity affecting the changes in the fair values for the quarter and nine months ending September 30, 2002, the sources of the valuations of the contracts at September 30, 2002 and the years in which they mature are:

                                                                      Three Months Ended     Nine Months Ended
(in millions)                                                         September 30, 2002    September 30, 2002
==============================================================================================================
Fair value of contracts outstanding at the beginning of the period        $(11.2)                $ 8.9
Contracts realized or otherwise settled during the period
    (including net option premiums received)                                (6.7)                (27.5)
Fair value of new contracts entered into during the period                   2.4                   9.2
Other changes in fair values during the period                              16.9                  10.8
--------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at the end of the period              $  1.4 *               $ 1.4 *
--------------------------------------------------------------------------------------------------------------

* The fair value of contracts outstanding at September 30, 2002 does not include the fair value of natural gas in storage of $5.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

(in millions)                            2002       2003      2004      2005      2006     After       Total
============================================================================================================
Prices actively quoted                   $  -      $   -       $-        $-        $-        $-        $  -
Prices from other external sources        3.1       (1.8)       -         -         -         -         1.3
Prices based on models/other method       0.8       (0.7)       -         -         -         -         0.1
------------------------------------------------------------------------------------------------------------
Total fair values                        $3.9      $(2.5)      $-        $-        $-        $-        $1.4
------------------------------------------------------------------------------------------------------------

Market Risk Measurement

Value-at-risk (VaR) represents the potential loss or gain for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR across all marketing and trading groups that utilize derivatives using variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.4 million, $0.7 million and $0.2 million, during the third quarter of 2002, respectively. The daily VaR for the gas marketing portfolio on an average, high and low basis was $0.2 million, $0.3 million and $0.1 million during the third quarter of 2002, respectively.

Refer to "Risk Management Activities" in Note 6 of Notes to the Consolidated Financial Statements for further discussion of NiSource's risk management.

                                OTHER INFORMATION

Union Strike Settlement

In September 2002, employee members of the Paper, Allied-Industrial, Chemical and Energy Worker's Union (PACE) Locals 5-0372 and 5-0628 ratified a five-year contract from Columbia Gas Transmission, Columbia Natural Resources, Inc. and Columbia Gas of Kentucky. Employees covered by the collective bargaining agreement at all three companies resumed work September 24, 2002 after a work stoppage that began August 28. The strike did not have a material impact on NiSource's results of operations.

Competition

The regulatory environment applicable to NiSource's subsidiaries continues to undergo fundamental changes. These changes have previously had, and will continue to have, an impact on NiSource's operations, structure and profitability. At the same time, competition within the energy industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment. These initiatives include partnering on energy projects with major industrial customers, providing its customers with increased choice for new products and services, acquiring companies that increase NiSource's scale of operations and establishing subsidiaries that develop new energy-related products for residential, commercial and industrial customers, including the development of distributed generation technologies.

Insurance Renewal

As a result of many factors including substantial property and financial losses in the energy sector beginning in 2000 and continuing in 2002, developments in the businesses and accounting practices of certain companies in the energy sector and the overall economic downturn, NiSource expects rate increases and additional coverage restrictions in the energy insurance market. NiSource experienced increases in premiums averaging 44%, with additional increases in deductibles and retentions along with added restrictions to coverage and capacity, for its property and casualty insurance, which was renewed effective July 1, 2002. Indications are that the upward trend in insurance costs will continue in the foreseeable future.

Presentation of Segment Information

NiSource's operations are divided into six primary business segments; Gas Distribution, Transmission and Storage, Electric, Exploration and Production, Merchant, and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

                                            Three Months                   Nine Months
                                         Ended September 30,           Ended September 30,
                                         -------------------           -------------------
(in millions)                             2002        2001            2002           2001
=============================================================================================
NET REVENUES
    Sales revenues                       $299.2       $481.7       $  1,837.3     $  3,090.4
    Less: Cost of gas sold                167.8        349.9          1,178.6        2,369.9
---------------------------------------------------------------------------------------------
Net Sales Revenues                        131.4        131.8            658.7          720.5
    Transportation revenues                56.0         58.1            282.9          280.3
---------------------------------------------------------------------------------------------
Net Revenues                              187.4        189.9            941.6        1,000.8
---------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance             137.3        149.3            432.6          466.7
    Depreciation and amortization          47.4         51.6            141.3          171.4
    Other taxes                            22.9         21.0            103.4          105.6
---------------------------------------------------------------------------------------------
Total Operating Expenses                  207.6        221.9            677.3          743.7
---------------------------------------------------------------------------------------------
Operating Income                         $(20.2)      $(32.0)      $    264.3     $    257.1
=============================================================================================
REVENUES ($ IN MILLIONS)
    Residential                           141.8        165.4          1,099.9        1,773.3
    Commercial                             50.8         61.8            364.3          673.9
    Industrial                             14.0         15.0             60.6          111.2
    Transportation                         56.0         58.1            282.9          280.3
    Off-system sales                       53.9        236.9            162.5          571.6
    Other                                  38.7          2.6            150.0          (39.6)
---------------------------------------------------------------------------------------------
Total                                     355.2        539.8          2,120.2        3,370.7
---------------------------------------------------------------------------------------------
SALES AND TRANSPORTATION (MDTH)
    Residential sales                      13.5         17.0            143.3          157.9
    Commercial sales                        7.4          7.8             52.8           64.5
    Industrial sales                        3.0          2.5             10.3           10.8
    Transportation                        107.7        102.7            387.8          371.4
    Off-system sales                       18.0         79.0             56.9          135.0
    Other                                     -            -              0.4            0.3
---------------------------------------------------------------------------------------------
Total                                     149.6        209.0            651.5          739.9
---------------------------------------------------------------------------------------------
HEATING DEGREE DAYS                          17           82            2,811          3,084
NORMAL HEATING DEGREE DAYS                   59           60            3,315          3,324
% COLDER (WARMER) THAN NORMAL              (71%)         37%             (15%)           (7%)

CUSTOMERS
    Residential                                                     2,339,402      2,262,759
    Commercial                                                        208,698        204,711
    Industrial                                                         11,765         10,042
    Transportation                                                    636,093        674,603
    Other                                                                  19             24
---------------------------------------------------------------------------------------------
Total                                                               3,195,977      3,152,139
---------------------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

GAS DISTRIBUTION OPERATIONS (CONTINUED)

Regulatory Matters

On November 20, 2001, the Public Utilities Commission of Ohio (PUCO) issued final rules to implement the provisions of choice legislation enacted by the Ohio General Assembly on March 27, 2001. The rules have been approved by a Joint Committee on Agency Rule Review of the Ohio Legislature, and were effective on July 5, 2002. The new rules establish the process for PUCO certification and regulation of competitive retail natural gas suppliers, establish minimum service standards for competitive natural gas suppliers, and specify the procedures for establishment of governmental aggregation programs, in which consumers have the right to "opt-out" of the program. Columbia Gas of Ohio filed tariffs incorporating the rules on November 1, 2002. A number of communities in the service territory of Columbia Gas of Ohio have passed aggregation initiatives in recent elections. There are approximately 222,000 eligible customers in these communities. It is anticipated that the communities will begin the governmental aggregations in late 2002 or the first half of 2003.

As part of the Kentucky Public Service Commission (KPSC) order approving the acquisition of Columbia, Columbia Gas of Kentucky was required to file a rate case that included an estimate of net merger savings and a mechanism to reflect merger savings on customers' bills. On May 1, 2002, Columbia Gas of Kentucky filed a general rate case, requesting an increase in revenue of approximately $2.5 million or 4% of annual operating revenues including the net merger savings. On September 30, 2002, Columbia Gas of Kentucky and all other parties of record in this proceeding filed a settlement with the KPSC. The settlement, if adopted by the KPSC, would reduce Columbia of Kentucky's base rates by $7.8 million, with $0.5 million of the reduction recovered through a tracking mechanism to cover the costs of a program to support low-income customers. The KPSC is reviewing the settlement and must issue an order before the settlement can take effect. If approved, the changes become effective in March 2003.

In November 2001, Northern Utilities New Hampshire (NUNH) filed a general rate case requesting an increase in revenue of approximately $3.8 million or 7% of annual operating revenues. In February 2002, NUNH received approval of interim rates, designed to generate an additional $2.3 million in revenues annually, to be applied to gas consumed on and after February 7, 2002. In September 2002, NUNH and all parties in this proceeding filed a settlement with the NHPUC that will increase rates by approximately $1.1 million. On October 28, the NHPUC issued an order approving the settlement, with new permanent rates effective as of November 1, 2002. NUNH will be refunding to customers approximately $0.5 million which is the difference between the revenue collected from the interim increase, generated from temporary rates, and the lower revenues based on the permanent rates for the period from February 7 to November 1. The net amount will be refunded to customers over the 12-month period of November 2002 through October 2003.

Weather

Weather in Gas Distribution's markets for the third quarter of 2002 was 71% warmer than normal and 79% warmer than the third quarter of 2001. For the first nine months of 2002, weather was 15% warmer than normal and 9% warmer than the first nine-months of 2001.

Throughput

Total volumes sold and transported of 149.6 million dekatherms (MDth) for the third quarter of 2002 decreased 59.4 MDth from the same period last year, reflecting a 61.0 MDth decline in off-system sales slightly offset by increased transportation volumes. For the nine month period ended September 30, 2002, total volumes sold and transported were 651.5 MDth, a decrease of 88.4 MDth from the same period in 2001, primarily reflecting reduced levels of off-system sales and warmer weather during the heating season.

Net Revenues

Net revenues for the three months ended September 30, 2002 were $187.4 million, a reduction of $2.5 million over the same period in 2001, primarily due to a decrease in off-system sales and incentive programs. For the nine month period ended September 30, 2002, net revenues were $941.6 million, a $59.2 million decrease from the same period in 2001. On a year-to-date basis, net revenues were lower by $32.2 million due to weather. The remaining net revenue decline reflected reduced billings for revenue based taxes and reduced net revenues from off-system sales and incentive programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)


Operating Income

For the third quarter of 2002, Gas Distribution reported an operating loss of $20.2 million, compared to an operating loss of $32.0 million for the same period in 2001. The $11.8 million decrease in operating loss was due to lower operating expenses, mainly resulting from discontinuing the amortization of goodwill, insurance recoveries for environmental expenses and decreased corporate overhead. These factors were partially offset by increased expenses related to the timing of depreciation and property tax expenses, increased expenses related to NiSource's reorganization initiatives and slightly lower revenues from reduced gas sales. Operating income for the first nine months of 2002, totaling $264.3 million, increased $7.2 million from the same period in 2001, due to the discontinuation of goodwill amortization of $31.7 million, insurance recoveries for environmental expenses and lower amounts for uncollectible customer receivables. The impact of lower expenses was mostly offset by overall warmer weather during the 2002 heating season, lower net revenues as discussed above and increased expenses related to NiSource's reorganization initiatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS

                                                     Three Months               Nine Months
                                                 Ended September 30,        Ended September 30,
                                                 -------------------        -------------------
(in millions)                                      2002          2001         2002        2001
===============================================================================================
OPERATING REVENUES
    Transportation revenues                      $157.3        $160.1       $532.4      $560.5
    Storage revenues                               44.8          45.2        134.5       134.6
    Other revenues                                  1.4           2.3          7.9        22.7
-----------------------------------------------------------------------------------------------
Total Operating Revenues                          203.5         207.6        674.8       717.8
Less: Cost of gas sold                             13.4          16.3         40.1        70.0
-----------------------------------------------------------------------------------------------
Net Revenues                                      190.1         191.3        634.7       647.8
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                      66.4          85.2        224.7       243.4
    Depreciation and amortization                  27.4          40.7         82.1       120.9
    (Gain) on sale or impairment of assets         (2.1)            -         (2.1)          -
    Other taxes                                    12.3          10.6         40.5        39.8
-----------------------------------------------------------------------------------------------
Total Operating Expenses                          104.0         136.5        345.2       404.1
-----------------------------------------------------------------------------------------------
Operating Income                                 $ 86.1         $54.8       $289.5      $243.7
===============================================================================================
THROUGHPUT (MDTH)
Columbia Transmission
    Market Area                                   151.7         150.9        715.8       690.7
Columbia Gulf
    Mainline                                      150.3         143.0        467.7       479.6
    Short-haul                                     40.0          50.0        114.7       138.6
    Intrasegment eliminations                    (132.6)       (136.8)      (418.5)     (467.8)
Columbia Pipeline Deep Water                          -           0.7          0.2         2.5
Crossroads Gas Pipeline                             7.1           8.4         21.7        28.7
Granite State Pipeline                              2.4           3.6         22.5        21.4
-----------------------------------------------------------------------------------------------
Total                                             218.9         219.8        924.1       893.7
-----------------------------------------------------------------------------------------------

NiSource's gas transmission and storage segment consists of the operations of Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf), Columbia Pipeline Corporation, Crossroads Pipeline Company (Crossroads) and Granite State Transmission System (Granite). In total NiSource owns a pipeline network of approximately 16,130 miles extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. The pipeline network serves customers in seventeen northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource gas transmission and storage segment operates one of the nation's largest underground natural gas storage systems.

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to Canadian facilities at a new Lake Erie export point and transport approximately 700 MDth per day to eastern markets. In August 2001, TransCanada Pipelines Ltd. and St. Clair Pipelines, Ltd., the sponsors of the proposed upstream Canadian facilities to the Lake Erie export point, withdrew their pending applications before Canada's National Energy Board for approval of the proposed facilities, without prejudice to refiling at a later date. The withdrawal notice cited the delays encountered in Millennium's Federal Energy Regulatory Commission (FERC) proceedings. On December 19, 2001, the FERC issued a certificate approving the construction and operation of the pipeline, subject to a number of conditions, including a condition that construction may not commence until any necessary Canadian authorizations are obtained. Rehearing requests were filed on January 18, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

On September 19, 2002, the FERC issued its order granting final certificate authority for the project. The order largely supports the finding of the December 19 certificate order and holds that the FERC adequately complied with the requirements of the National Environmental Policy Act in approving the project. The order specifies that Millennium may not begin construction until the required approvals from Canada's National Energy Board and other agencies are received and certain environmental and other conditions are met. To date, a number of shippers have signed agreements for a significant portion of the available capacity. Millennium is in ongoing discussions with potential shippers regarding the extent and timing of their needs.

The sponsors of the proposed Millennium project are Columbia Transmission, Westcoast Energy, Inc., TransCanada Pipe Lines Ltd. and MCN Energy Group, Inc.

Lost and Unaccounted For Gas

On March 28, 2002, the FERC issued an order affirming its earlier holdings rejecting challenges to Columbia Transmission's ability to recover certain lost and unaccounted-for gas in its annual Retainage Adjustment Mechanism (RAM) filing. In addition, FERC had previously directed Columbia Transmission to file information requested by interveners in its last annual RAM proceeding. Columbia Transmission provided the information in the annual filing made on March 1, 2002. On September 10, 2002, the FERC issued an order accepting the information filed by Columbia Transmission.

Long-Term Notes Receivable

In 1999, Columbia Transmission sold certain gathering facilities to a third party for approximately $22 million. The buyer executed a promissory note, which provides for payment of the purchase price to Columbia Transmission over a five-year period. In the second quarter of 2002, an appropriate reserve was recorded against the receivable in light of the failure to receive timely payments from the counterparty. During the third quarter, management was able to negotiate a new payment schedule and secure a guarantee from the third party's parent company as security for the loan. At September 30, 2002, the balance of the note was approximately $11.0 million, including interest.

Environmental Matters

Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 Environmental Protection Agency (EPA) Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As of December 31, 2001, field characterization had been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at a number of the 240 facilities.

As of September 30, 2002, Columbia Transmission completed enough of the characterization reports and remediation plans to adjust its original estimate for the entire program. As a result, the liability was reduced by $15.5 million. The estimate may be adjusted as additional work is completed.

At September 30, 2002, the remaining environmental liability recorded on the balance sheet for Gas Transmission and Storage operations was $66.1 million. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on NiSource's operations or financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Throughput for the Transmission and Storage segment totaled 218.9 MDth for the third quarter of 2002, a slight decrease of 0.9 MDth from the comparable period in 2001. Throughput for the nine months ended September 30, 2002 was 924.1 MDth, an increase of 30.4 MDth over the same period in 2001. The increase was primarily due to increased market demand, partially offset by warmer than normal weather during the first three months of 2002.

Net Revenues

Net revenues were $190.1 million for the third quarter of 2002, a decrease of $1.2 million from the comparable 2001 period, primarily due to decreased demand in offshore volumes and lower transportation revenues. Net revenues were $634.7 million for the nine months ended September 30, 2002, a decrease of $13.1 million from the same period in 2001. The decrease was primarily due to a gain of $11.4 million from the sale of base gas that occurred in 2001.

Operating Income

Third quarter 2002 operating income of $86.1 million increased $31.3 million from the comparable 2001 period, reflecting the effects of discontinuing the amortization of goodwill, lower corporate overhead and a reduction in estimated environmental expenditures. For the first nine months of 2002, operating income was $289.5 million, an increase of $45.8 million from the 2001 period, due to the effects of discontinuing the amortization of goodwill, a reduction in estimated environmental expenditures and lower corporate overhead. The favorable impacts were partly offset by the impact of a gain on the sale base gas that occurred in the 2001 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS


                                             Three Months                      Nine Months
                                           Ended September 30,             Ended September 30,
                                           -------------------             -------------------
(in millions)                                2002          2001             2002            2001
=================================================================================================
NET REVENUES
    Sales revenues                       $  292.8     $   281.7        $   789.2       $   775.7
    Less: Cost of sales                      86.0          73.4            219.7           203.4
-------------------------------------------------------------------------------------------------
Net Revenues                                206.8         208.3            569.5           572.3
-------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                53.6          53.3            163.7           159.4
    Depreciation and amortization            42.7          41.4            127.3           124.7
    Other taxes                              10.7          15.1             38.6            42.2
-------------------------------------------------------------------------------------------------
Total Operating Expenses                    107.0         109.8            329.6           326.3
-------------------------------------------------------------------------------------------------
Operating Income                         $   99.8         $98.5        $   239.9          $246.0
=================================================================================================
REVENUES ($ IN MILLIONS)
    Residential                             106.7          94.3            245.5           228.5
    Commercial                               87.7          80.3            233.0           221.6
    Industrial                              105.2         101.5            296.7           310.5
    Other                                    (6.8)          5.6             14.0            15.1
-------------------------------------------------------------------------------------------------
Total                                       292.8         281.7            789.2           775.7
-------------------------------------------------------------------------------------------------
SALES (GIGAWATT HOURS)
    Residential                           1,096.3         956.9          2,497.9         2,295.3
    Commercial                            1,040.2         946.6          2,763.1         2,612.0
    Industrial                            2,244.7       2,244.2          6,467.4         6,876.3
    Other                                    36.5          31.8            107.7           103.6
-------------------------------------------------------------------------------------------------
Total                                     4,417.7       4,179.5         11,836.1        11,887.2
-------------------------------------------------------------------------------------------------

COOLING DEGREE DAYS                           752           561            1,015             801
NORMAL COOLING DEGREE DAYS                    573           573              792             792
% WARMER (COLDER) THAN NORMAL                 31%           (2%)             28%              1%

ELECTRIC CUSTOMERS
    Residential                                                          382,757         379,904
    Commercial                                                            48,014          47,092
    Industrial                                                             2,604           2,659
    Other                                                                    801             803
-------------------------------------------------------------------------------------------------
Total                                                                    434,176         430,458
-------------------------------------------------------------------------------------------------

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 434,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes. These changes will continue to have an impact on Electric Operations' structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including shutting down less efficient generating units, converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Industrial sales, declining during the first two quarters of 2002, rebounded somewhat in the third quarter, as production levels increased in the local steel industry. Overall sales to the steel industry increased 1.3 gwh in the third quarter of 2002 and decreased 350.9 gwh in the first nine months of 2002, compared to the same periods last year.

Regulatory Matters

On June 20, 2002, a settlement agreement was filed with IURC regarding the Northern Indiana electric rate review. On September 23, 2002, the IURC issued an order adopting, in most respects, the settlement. The order provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana.

Pursuant to the settlement, Northern Indiana accrued $14.4 million in credits owed to electric customers during the quarter and nine-month periods ended September 30, 2002 and, as authorized, began to amortize one-half of its expenses for this proceeding over a 49-month period. The remaining expenses were charged to income in the third quarter of 2002.

On October 23, 2002, the IURC denied a petition for reconsideration of the order filed on October 15, 2002 by fourteen residential customers. Therefore, Northern Indiana electric customers will begin to receive credits starting with their November monthly bill. The order adopting the settlement is currently being appealed by both the Citizen Action Coalition of Indiana and the fourteen residential customers to the Indiana Court of Appeals.

In 1999, the FERC issued Order 2000 addressing the formation and operation of Regional Transmission Organizations (RTOs). On February 28, 2001, Northern Indiana joined the Alliance RTO. On December 18, 2001, the IURC issued an order denying Northern Indiana's request to transfer functional control of its transmission facilities to the Alliance RTO. On December 20, 2001, the FERC reversed prior orders that had preliminarily approved the Alliance RTO and concluded that the Alliance RTO failed to meet Order 2000's scope and configuration requirements. FERC ordered the Alliance RTO companies, including Northern Indiana, to pursue membership in the Midwest Independent System Operator (MISO). On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an independent transmission company. The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the independent transmission company, which includes Northern Indiana, signed an agreement with MISO. Northern Indiana has expended approximately $7.9 million related to joining the Alliance RTO. NiSource believes that the amounts spent will be recoverable.

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

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). On June 20, Northern Indiana and the Office of Utility Consumer Counselor filed an ECT Stipulation and Settlement Agreement (ECT Settlement Agreement), which resolved all issues in the proceeding. Under the ECT Settlement Agreement, Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. Hearings on the ECT Settlement Agreement were held on August 13, 2002. Briefings have been completed and a decision by the IURC will be issued in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Environmental Matters

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. These rules were challenged by industry and others. On March 26, 2002, the D.C. Circuit Court largely upheld the ambient air standards as proposed. Consequently, final rules specifying a compliance level and controls necessary for compliance will now be developed by EPA which will likely change air emissions compliance requirements. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and nitrogen oxide emissions from coal-fired boilers (including Northern Indiana's electric generating stations). Final implementation methods will be set by the EPA as well as state regulatory authorities. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA and are currently not reasonably estimable. NiSource will continue to closely monitor developments in this area, however, the exact nature of the impact of the new standards on its operations will not be known for some time.

The EPA has initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the Clean Air Act. Northern Indiana has received and responded to information requests from the EPA on this subject over the last two years, most recently in June 2002. At this time, NiSource is unable to predict the result of EPA's review of Northern Indiana's information responses.

Sales

Electric sales for the third quarter of 2002 were 4,417.7 gwh, an increase of
238.2 gwh compared to the 2001 period, reflecting increased sales to residential and commercial customers primarily due to warmer weather. Electric sales for the first nine months of 2002 were 11,836.1 gwh, a decrease of 51.1 gwh, compared to the 2001 period, reflecting a decrease in industrial demand due to the economic downturn and other issues negatively impacting the steel industry. The decline was partially offset by increased sales to higher-margin residential and commercial customers due to warmer weather during the second and third quarters of 2002, as compared to the same periods last year.

Net Revenues

In the third quarter of 2002, electric net revenues of $206.8 million decreased by $1.5 million from the comparable 2001 period. The decrease was primarily a result of $14.4 million in credits to be issued pertaining to the IURC electric rate investigation (reflected in the "Other" class of revenues). This decrease was mostly offset by increased sales to residential and commercial customers due to the favorable impact of warmer weather during the third quarter. In the first nine months of 2002, electric net revenues of $569.5 million decreased $2.8 million from the same period in 2001. The decline resulted from the $14.4 million in credits mentioned above and decreased industrial sales. The decreases were mostly offset by increased sales to residential and commercial customers due to warmer weather during the second and third quarters of 2002, as compared to the same periods last year.

Operating Income

Operating income for the third quarter of 2002 was $99.8 million, an increase of $1.3 million from the same period in 2001, primarily resulting from the favorable effect of warmer weather and reductions in estimated amounts payable for property taxes and expenses related to reorganization initiatives. The increases were mostly offset by lower revenues due to credits to be issued pertaining to the IURC electric rate review investigation and related expenses. Operating income for the first nine months of 2002 was $239.9 million, a decrease of $6.1 million from the same period in 2001. The decrease resulted from lower revenues due to the credits mentioned above and related expenses and increased amounts for uncollectible customer receivables, partially offset by the favorable impact of warmer weather during the second and third quarters of 2002, as compared to the same periods last year, reduced expenses related to reorganization initiatives and reductions in estimated amounts payable for property taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS

                                                  Three Months                 Nine Months
                                               Ended September 30,          Ended September 30,
                                               -------------------         -------------------
(in millions)                                   2002        2001             2002         2001
===============================================================================================
OPERATING REVENUES
    Gas revenues                               $34.8      $ 55.9          $ 143.4       $149.7
    Gathering revenues                           2.8         2.7              7.7          7.7
    Other revenues                               2.6         1.5             10.3          3.4
-----------------------------------------------------------------------------------------------
Total Operating Revenues                        40.2        60.1            161.4        160.8
-----------------------------------------------------------------------------------------------
Operating Expenses
    Operation and maintenance                   19.1        22.7             60.9         63.4
    Depreciation and depletion                  15.2        13.9             48.6         44.7
    Gain on sale or impairment of assets         0.3           -              0.3            -
    Other taxes                                  3.9         3.6             11.3         13.5
-----------------------------------------------------------------------------------------------
Total Operating Expenses                        38.5        40.2            121.1        121.6
-----------------------------------------------------------------------------------------------
Operating Income                               $ 1.7      $ 19.9           $ 40.3       $ 39.2
===============================================================================================

GAS PRODUCTION STATISTICS
    AVERAGE SALES PRICE ($ PER MCF)
    U.S.                                        2.80        4.26             3.58         3.86
    Canada                                         -           -             2.52         4.63

    PRODUCTION (BCF)
    U.S.                                        13.1        12.5             40.8         38.6
    Canada                                         -           -                -          0.1
-----------------------------------------------------------------------------------------------
Total                                           13.1        12.5             40.8         38.7
-----------------------------------------------------------------------------------------------

OIL AND LIQUIDS PRODUCTION STATISTICS
    AVERAGE SALES PRICE ($ PER BBL)
      U.S.                                     21.00       21.36            18.05        23.43
      Canada                                       -       19.11            22.12        27.66

    PRODUCTION (000 BBLS)
      U.S.                                      49.6        55.5            149.6        155.0
      Canada                                       -         1.2              4.3          5.4
-----------------------------------------------------------------------------------------------
Total                                           49.6        56.7            153.9        160.4
-----------------------------------------------------------------------------------------------

NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has production operations in Canada. Columbia Resources produced 13.4 billion cubic feet (Bcf) equivalents of natural gas and oil in the third quarter 2002, has financial interests in over 8,000 wells, and has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent at September 30, 2002.

Sale of Exploration and Production Business

On October 11, 2002, NiSource announced its intention to sell Columbia Energy Resources, Inc., and its affiliates, including Columbia Natural Resources, Inc., its natural gas exploration and production business. The decision to sell the exploration and production business is part of NiSource's business strategy of focusing on its core, regulated assets and strengthening its balance sheet by reducing debt. NiSource intends to enter into a definitive sale agreement for the exploration and production business by the end of 2002. The results of operations related to the exploration and production business will be displayed as discontinued operations in the fourth quarter 2002 and prior period financial statements will be adjusted to conform to the discontinued operations presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)

Columbia Resources has entered into an agreement to sell a portion of its Canadian oil and gas properties. This transaction is expected to occur in the fourth quarter of 2002. The agreement calls for the sale of the majority of the Ontario assets for approximately $2.0 million. Because the fair value is lower than the book value of the assets, Columbia Resources has written down the value of the held-for-sale assets by $0.3 million in the second quarter of 2002. An additional charge of $0.5 million was recorded in the second quarter of 2002 as a result of a determination that the remaining Ontario assets were impaired.

Forward Sale of Natural Gas

Columbia Natural Resources has forward gas sales agreements with Mahonia II Limited (Mahonia). During the third quarter of 2002 Columbia Resources delivered
9.1 Bcf to Mahonia. Under the agreements, Columbia Natural Resources has made the required physical deliveries in the past and has a remaining obligation to deliver 125.1 Bcf of natural gas to Mahonia through February 2006. Cash received in advance from sales of production to be delivered in the future was recorded as deferred revenue and is recognized as income upon delivery of the natural gas.

Deliveries for 2002 and beyond will be based on the following volumes and sales prices:

                                    2002       2003       2004      After      Total
=====================================================================================
Volumes to be delivered (Bcf)       27.1       44.0       41.5       30.6      143.2
Average sales price (per Mcf)      $2.76      $2.56      $2.56      $2.26     $ 2.53
-------------------------------------------------------------------------------------

Volumes

Columbia Resources gas production totaled 13.1 Bcf and 40.8 Bcf, up 0.6 Bcf and
2.1 Bcf, in the third quarter and first nine months of 2002, respectively, compared to the comparable 2001 periods. The increased levels of production are attributable to the results of the drilling program and facility enhancement projects.

Net Revenues

Net revenues were $40.2 million for the third quarter of 2002, a decrease of $19.9 million from the comparable 2001 period mainly resulting from the effects of lower pricing related to increased deliveries of natural gas production under forward sales agreements partially offset by slightly higher production. Net revenues were $161.4 million for the first nine months of 2002, an increase of $0.6 million compared to the same period in 2001. This increase was a result of increased production offset by lower prices mainly arising from increased deliveries of natural gas production under forward sales agreements.

Operating Income

Operating income for the third quarter of 2002 was $1.7 million, an $18.2 million decrease over the same period in 2001, resulting from lower net revenues as discussed above. Operating income for the nine months ended September 30, 2002 was $40.3 million, an increase of $1.1 million from the comparable period in 2001, due to increased production and a reduction in estimated expenses from organizational initiatives, mostly offset by effects of lower pricing related to increased deliveries of natural gas production under forward sales agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
MERCHANT OPERATIONS

                                                       Three Months               Nine Months
                                                    Ended September 30,       Ended September 30,
                                                    -------------------       -------------------
(in millions)                                        2002        2001          2002         2001
==================================================================================================
NET REVENUES
    Gas revenues                                  $   73.0    $  370.6     $   541.7    $ 1,943.7
    Electric revenues                                205.5       363.8         692.7        739.0
    Other revenues                                    16.5        17.5          49.6         50.7
--------------------------------------------------------------------------------------------------
Total Revenues                                       295.0       751.9       1,284.0      2,733.4
    Less:  Cost of products purchased                263.9       717.3       1,208.9      2,645.9
--------------------------------------------------------------------------------------------------
Net Revenues                                          31.1        34.6          75.1         87.5
--------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                          5.2        16.0          57.9         46.7
    Depreciation and amortization                      9.1         0.6          10.5          1.7
    (Gain) on sale or impairment of assets            (3.1)          -          (3.1)           -
    Other taxes                                        3.3         3.4           6.3          5.1
--------------------------------------------------------------------------------------------------
Total Operating Expenses                              14.5        20.0          71.6         53.5
--------------------------------------------------------------------------------------------------
Operating Income                                  $   16.6    $   14.6     $     3.5        $34.0
==================================================================================================

VOLUMES
    Gas sales (MDth)                                  15.3       115.4         191.4        366.6
    Electric sales (Gigawatt Hours)                4,748.9     6,589.2      23,364.0     14,300.3
--------------------------------------------------------------------------------------------------

NiSource provides non-regulated energy services through its wholly owned subsidiaries EnergyUSA, Inc., Primary Energy and Northern Indiana. EnergyUSA, Inc., through its subsidiary TPC, provides natural gas sales (including gas supply) to industrial and commercial customers, and engages in power trading activities. Primary Energy develops, builds, operates and manages on-site, industrial-based energy projects for large complexes having multiple energy flows, such as electricity, steam, by-product fuels or heated water. Northern Indiana currently provides FERC-regulated electric wheeling and bulk power sales.

On July 1, 2002, NiSource sold its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third-party. According to the terms of the agreement, NiSource paid $6.8 million to settle the net obligations. As a result of the sale, a $3.1 million pre-tax gain was recorded during the third quarter of 2002. The primary remaining operations associated with TPC include commercial and industrial gas sales (including arranging supply), power marketing and gas supply associated with NiSource's single merchant cogeneration facility, marketing a portion of the gas produced from NiSource's exploration and production operations and power trading.

Primary Energy

Primary Energy is currently involved in six projects, which produce electricity, steam or thermal energy on the sites of industrial customers. Four projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees, sublease payments, unit sale payments or processing fees. One project, Whiting Clean Energy, uses natural gas to produce electricity for sale in the wholesale markets and is expected to provide steam for industrial use. In addition, a subsidiary of Primary Energy is a 50% partner in a partnership that operates a coal pulverization facility. While one project (Ironside) is now owned by NiSource, generally the facilities are owned by unaffiliated special purpose entities.

Primary Energy's Whiting Clean Energy project at BP's Whiting, Indiana refinery has incurred delays primarily associated with remediating damage that occurred during commissioning in September 2001. The delays have also resulted in an increase in estimated project costs and the need for approximately $20.0 million of additional funding, which closed on July 25, 2002. In addition, the facility is not able at this time to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy is seeking recovery of damages for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
MERCHANT OPERATIONS (CONTINUED)

delays and necessary plant modifications. The engineering, procurement and construction contractor has asserted that it fully performed under its contract and is demanding payment of the full contract price plus additional amounts for remediation. Whiting Clean Energy and the contractor are engaged in a dispute resolution process, as prescribed under their contract, relating to these claims.

The project has begun producing electricity and since March 31, 2002 has been under lease to Whiting Clean Energy. Primary Energy estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2002, the after-tax loss is projected to be approximately $20.0 million. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. The total estimated cost of the Whiting project, not including the plant modifications, is approximately $320.0 million.

Primary Energy's Ironside project at LTV Steel Company's (LTV) East Chicago, Indiana mill was negatively impacted during 2002 by LTV's decision in December 2001 to idle the mill and file for bankruptcy. On April 12, 2002, LTV completed the sale of the mill to International Steel Group (ISG), and ISG re-started operations during the second and third quarters. On September 27, 2002
Ironside and ISG entered into letter of intent for a 15-year agreement for Ironside to lease the facility to ISG. On September 10, 2002, NiSource purchased the Ironside assets for $65.9 million from the special purpose entity that financed the project.

The lease at Primary Energy's North Lake project is due to expire in December 2002. Primary Energy intends to purchase the project at the end of the lease period, at an amount expected to be approximately $38.0 million.

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

ACCOUNTING ISSUES. Most of the Primary Energy projects were initially structured as synthetic leases where the lessors are special purpose entities and Primary Energy subsidiaries act as the lessees. Previously, the assets and related debt associated with these projects were not included in NiSource's consolidated financial statements, which treatment was approved by NiSource's former independent public accountants. However, during the review of the second quarter 2002, NiSource determined in consultation with Deloitte & Touche, its independent public accountants, that certain language contained in the operative agreements for four of the projects did not support characterization of those transactions as off-balance-sheet operating leases under EITF Issue No. 97-1, "Implementation Issues in Accounting for Lease Transactions, Including Those Involving Special Purpose Entities," and EITF No. 97-10 "The Effect of Lessee Involvement in Asset Construction." Certain provisions in the operative documents for two transactions (Whiting Clean Energy and Ironside), which were subject to EITF No. 97-10, could be interpreted to transfer substantial construction period risks to the lessee, resulting in Primary Energy being deemed the owner of the projects. Certain provisions in the other two leases (Cokenergy and Portside) could be interpreted to require the inclusion of certain default-related obligations in minimum lease payments, resulting in the characterization of those leases as capital leases.

As a result of this determination, NiSource changed the characterization of the leases associated with the four projects from synthetic leases to two owned assets and two capital leases for financial reporting purposes. Subsequently, during the third quarter 2002, NiSource purchased the assets related to the Ironside project. Due to the change in the lease characterization and purchase of the Ironside project assets, Primary Energy has recognized approximately $565.0 million of assets and a corresponding amount of related debt on its balance sheet at September

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
MERCHANT OPERATIONS (CONTINUED)

30, 2002. The impact on the results of operations for prior periods due to the revised characterization was immaterial. The recognition of the debt did not alter NiSource's compliance with its debt covenants and is consistent with the treatment of such leases by the rating agencies in the analysis of NiSource's credit ratings.

For two of the projects not affected by EITF No. 97-1 and EITF No. 97-10, NiSource does not include the assets or related debt associated with the facilities in its consolidated financial statements. The aggregate unamortized funding for the two projects at September 30, 2002 was $81.5 million.

The Financial Accounting Standards Board (FASB) has issued an exposure draft of a Proposed Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" that addresses issues related to identifying and accounting for special purpose entities. The exposure draft requires that the primary beneficiary of a special purpose entity consolidate the entity unless:
(1) the entity has sufficient independent economic substance, (2) a third party has the substantive risks of ownership of the entity and its investment is subordinate to all other interests, and (3) the nominal owners have voting or other rights to make decisions and manage the special purpose entity to the extent that the business activities are not predetermined. The Proposed Interpretation would be effective for reporting periods beginning after March 15, 2003 for special purpose entities in existence on the issuance date of the final Interpretation. If the FASB issues the Interpretation as proposed, the two special purpose entities associated with the Primary Energy projects that are not currently included in NiSource's financial statements, in their present form, would be consolidated by NiSource beginning in the second quarter 2003.

Environmental Matters

On June 26, 2002, EPA issued a Notice of Violation (NOV) to three companies including Primary Energy's subsidiary, Cokenergy. The NOV alleges violations of the construction permit requirements of the Clean Air Act in association with a project at Ispat Inland Inc.'s East Chicago, Indiana facility. At issue is whether air emissions permitting requirements for major sources applied to the construction of the project in 1997. Cokenergy representatives met with EPA in mid-September 2002 to discuss the details of the allegations. Cokenergy maintains its belief that the project was properly permitted by the State of Indiana and pending further discussion with EPA, cannot predict whether any fines or penalties will be assessed or if additional compliance costs will be incurred.

Net Revenues

Net revenues of $31.1 million for the third quarter of 2002 decreased $3.5 million from the comparable 2001 period. The decrease in net revenues primarily resulted from NiSource's efforts to scale back its gas trading business. Net revenues of $75.1 million for the first nine months of 2002 decreased by $12.4 million from the same period in 2001. The decrease in net revenues primarily resulted from NiSource's efforts to scale back its gas trading business, the change in value of the company's gas and power marketing portfolios and decreased electric wheeling revenues due to the expiration of certain contracts.

Operating Income

Merchant Operations reported operating income of $16.6 million for the third quarter of 2002, an increase of $2.0 million from the same period last year. The increase was primarily due to a gain of $3.1 million from the July 1, 2002 sale of a significant portion of TPC gas marketing contracts. Operating income for the first nine months of 2002 was $3.5 million, a decrease of $30.5 million over the same period in 2001. This decrease was primarily attributable to depreciation and operating expenses associated with two recently completed cogeneration projects, balance sheet reconciliation adjustments, employee-related expenses associated with the scaling back of the gas trading business, decreased electric wheeling revenues due to the expiration of certain contracts and the change in value of the company's gas and power marketing portfolios. These amounts were partly offset by a $3.1 million gain on the sale of a substantial portion of TPC gas marketing contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER

                                                         Three Months               Nine Months
                                                     Ended September 30,        Ended September 30,
                                                     -------------------        -------------------
(in millions)                                          2002        2001          2002         2001
===================================================================================================
NET REVENUES
    Products and services revenue                     $10.7       $38.9         $42.3       $117.3
    Less:  Cost of products purchased                   8.8        24.1          32.1         82.5
---------------------------------------------------------------------------------------------------
Net Revenues                                            1.9        14.8          10.2         34.8
---------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                           0.7        16.1           9.3         64.6
    Depreciation and amortization                       1.2         1.9           4.0          6.0
    Loss (gain) on sale or impairment of assets           -           -          (3.5)         9.2
    Other taxes                                         0.9         1.1           2.5          4.4
---------------------------------------------------------------------------------------------------
Total Operating Expenses                                2.8        19.1          12.3         84.2
---------------------------------------------------------------------------------------------------
Operating Loss                                       $ (0.9)      $(4.3)        $(2.1)      $(49.4)
---------------------------------------------------------------------------------------------------

NiSource, through its subsidiary Columbia Transmission Communications Corporation (Transcom), has built a dark-fiber optics telecommunications network primarily along its pipeline rights-of-way between New York and Washington D.C. NiSource has also invested in a number of ventures focused on distributed generation technologies including fuel cells and micro turbines.

Telecommunications Network

In August 2001, Transcom invited potential buyers to submit bids for its assets. For the year ending December 31, 2002, the network is projected to incur a pre-tax operating loss of approximately $10.7 million. Due to the current oversupply of dark fiber in Transcom's market area, management projects that the company will continue to operate at a loss. The company's future profitability will be dependent on, among other factors, a recovery in the telecommunications market. NiSource is currently reviewing the carrying value of its investment in Transcom and whether an impairment charge will be required. Management continues to pursue and evaluate strategic alternatives, including a sale.

Sale of Assets

On January 28, 2002, NiSource sold SM&P, its line locating and marking business, and recognized an after-tax gain of $12.5 million. The gain on the sale was reflected in Corporate.

Net Revenues

Net revenues of $1.9 million for the third quarter of 2002 decreased by $12.9 million from the third quarter of 2001. Net revenues of $10.2 million for the first nine months of 2002 declined $24.6 million compared to the same period in 2001. In both periods, the decreases were mainly attributable to the sale of SM&P.

Operating Income

Other reported an operating loss of $0.9 million in the third quarter of 2002 versus an operating loss of $4.3 million in the third quarter of 2001, reflecting a reduction in estimated sales taxes related to sales of natural gas to customers of a subsidiary previously engaged in the retail and wholesale gas marketing business, partly offset by an increase in operating expenses for certain non-core subsidiaries. For the first nine months of 2002, Other reported an operating loss of $2.1 million, versus an operating loss of $49.4 million during the comparable period in 2001, reflecting the $15.5 million litigation settlement related to Market Hub Partners, L.P. affecting the 2001 period, a reduction in estimated sales taxes related to sales of natural gas to retail and wholesale customers of a subsidiary previously engaged in the gas marketing business, and reduced losses related to the company's telecommunications network and other non-core subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NISOURCE INC.

For a discussion regarding quantitative and qualitative disclosures about market risk see Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NiSource's chief executive officer and its chief financial officer, after evaluating the effectiveness of NiSource's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 7, 2002, have concluded that, as of such date, NiSource's disclosure controls and procedures were adequate and effective to ensure that material information relating to NiSource and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in NiSource's internal controls or in other factors that could significantly affect NiSource's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in NiSource's internal controls. As a result, no corrective actions were required or undertaken.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

NISOURCE INC.

1. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP., ET AL.

      Plaintiff originally filed a complaint under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines. Plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants joined together with numerous other defendants and filed a motion requesting the district court to amend its order to include a certification so that the defendants could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001. Pretrial proceedings continue.

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

3.    VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.

      In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. (Columbia Natural Resources) and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on the lease by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by Columbia Natural Resources. Plaintiff seeks the alleged royalty underpayments and punitive damages. Columbia Natural Resources and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001. On December 3, 2001, the defendants filed an answer to the plaintiffs' complaint. Discovery regarding class certification is ongoing.

4.    ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

      On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. National Propane Corporation was

NISOURCE INC.

      acquired by Columbia in 1999, and this litigation was retained by Columbia when Columbia sold its propane operations in 2001. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. Written discovery has been completed and expert discovery is to be completed by October 25, 2002. The case has a scheduled trial date of March 31, 2003.

5.    COLUMBIA GAS TRANSMISSION CORP. V. CONSOLIDATION COAL CO., ET AL.

      On December 21, 1999, Columbia Transmission filed a complaint in Federal court in Pittsburgh, Pennsylvania against Consolidation Coal Co. and McElroy Coal Co. (collectively, Consol), seeking declaratory and permanent injunctive relief enjoining Consol from pursuing its current plan to conduct longwall mining through Columbia Transmission's Victory Storage Field (Victory) in northern West Virginia. The complaint was served on April 10, 2000. On September 18, 2002, the parties executed a settlement agreement with respect to this matter and the related case described below, allowing Columbia Transmission to continue operating Victory at full capacity during long wall mining. Technical teams from the parties continue to finalize exhibits to the settlement agreement. Once these exhibits are final, the parties will move to dismiss the litigation.

6.    MCELROY COAL COMPANY V. COLUMBIA GAS TRANSMISSION CORPORATION

      On February 12, 2001, McElroy Coal Company (McElroy), an affiliate of Consolidation Coal Co., filed a complaint against Columbia Transmission in Federal court in Wheeling, West Virginia. The West Virginia complaint seeks declaratory and injunctive relief as to McElroy's alleged right to mine coal within Victory, and Columbia Transmission's obligation to take all necessary measures to permit McElroy to longwall mine. The complaint also seeks compensation for the inverse condemnation of any coal that cannot be mined due to Columbia Transmission's Victory operations. Except for the claim of inverse condemnation, McElroy's West Virginia complaint appears to be virtually identical to Consol's original counterclaim to Columbia Transmission's Federal court action in Pennsylvania. On April 10, 2001, the West Virginia case was dismissed without prejudice. On September 18, 2002, the parties executed a settlement agreement with respect to this matter and the related case described above, allowing Columbia Transmission to continue operating Victory at full capacity during long wall mining. Technical teams from the parties continue to finalize exhibits to the settlement agreement. Once these exhibits are final, the parties will move to dismiss the litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

NISOURCE INC.

(a)   Exhibits

      (99.1) Certification of Gary L. Neale, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (99.2) Certification of Michael W. O'Donnell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the third quarter of 2002:

                          Financial
 Item Reported       Statements Included      Date of Event       Date Filed
==============================================================================
     7, 9                     N                 8/14/2002         8/14/2002
       9                      N                 9/11/2002         9/11/2002
------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NiSource Inc.
                                    --------------------------------
                                             (Registrant)





Date: November 14, 2002            By:       /s/ Jeffrey W. Grossman
                                       ----------------------------------
                                               Jeffrey W. Grossman
                                          Vice President and Controller
                                          (Principal Accounting Officer
                                          and Duly Authorized Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARVANES-OXLEY ACT OF 2002

I, Gary L. Neale, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of NiSource Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002              By:         /s/ Gary L. Neale
                                             -----------------------------
                                                    Gary L. Neale
                                               Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARVANES-OXLEY ACT OF 2002

I, Michael W. O'Donnell, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of NiSource Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002         By:    /s/ Michael W. O'Donnell
                                       -----------------------------
                                          Michael W. O'Donnell
                                         Chief Financial Officer