Form 10-K
period 2002-12-31
NISOURCE INC/DE
filed 2003-03-03
CIK 1111711

As Filed with the United States Securities and Exchange Commission on February 28, 2003.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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


Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                  on which registered
    ----------------------------------------   -----------------------------
                Common Stock                   New York, Chicago and Pacific
       Preferred Share Purchase Rights         New York, Chicago and Pacific
 Stock Appreciation Income Linked Securities           New York

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] or No[ ]

The aggregate market value of Common Stock (based upon the June 28, 2002, closing price of $21.83 on the New York Stock Exchange) held by non-affiliates was approximately $4,498,623,003.44.

                       Documents Incorporated by Reference

Part III of this report incorporates by reference specific portions of the Registrant's Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 20, 2003.

                                    CONTENTS

                                                                                                            Page
                                                                                                             No.
                                                                                                           -------
Part I
         Item 1.    Business.........................................................................        3

         Item 2.    Properties.......................................................................        6

         Item 3.    Legal Proceedings................................................................        7

         Item 4.    Submission of Matters to a Vote of Security Holders..............................        8

         Supplemental Item.    Executive Officers of the Registrant..................................        9
Part II

         Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters........       11

         Item 6.    Selected Financial Data..........................................................       12

         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................................       13

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................       44

         Item 8.    Financial Statements and Supplementary Data......................................       45

         Item 9.    Change In and Disagreements with Accountants on Accounting and
                    Financial Disclosure.............................................................      101

Part III

         Item 10.   Directors and Executive Officers of the Registrant...............................      101

         Item 11.   Executive Compensation...........................................................      101

         Item 12.   Security Ownership of Certain Beneficial Owners and Management...................      101

         Item 13.   Certain Relationships and Related Transactions...................................      101

         Item 14.   Controls and Procedures..........................................................      101

         Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................      102

         Signatures..................................................................................      103

         Certifications..............................................................................      104

         Exhibits....................................................................................      106

                                     PART I

ITEM 1. BUSINESS

NISOURCE INC.

NiSource Inc. (NiSource) is an energy holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource, organized as an Indiana corporation in 1987 under the name of NIPSCO Industries, Inc., changed its name to NiSource Inc. on April 14, 1999. In connection with the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, as discussed below, NiSource became a Delaware corporation registered under the Public Utility Holding Company Act of 1935, as amended. NiSource derives substantially all of its revenues and earnings from the operating results of its 15 direct subsidiaries.

On November 1, 2000, NiSource completed its acquisition of Columbia for an aggregate consideration of approximately $6.0 billion, consisting of $3,888.0 million in cash, 72.4 million shares of common stock valued at $1,761.0 million and Stock Appreciation Income Linked Securities(SM) (units consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114.0 million. NiSource also assumed approximately $2.0 billion in Columbia debt. As a result of the acquisition, NiSource has become the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers. NiSource's principal subsidiaries include Columbia, a vertically-integrated natural gas distribution, transmission, storage and exploration and production holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; Northern Indiana Public Service Company (Northern Indiana), a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Bay State Gas Company (Bay State), a natural gas distribution company serving customers in New England.

NiSource's primary business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; Electric Operations; Exploration and Production Operations; and Other.

During 2002, NiSource re-aligned its reportable segments in tandem with significantly scaling back its merchant operations. Electric wholesale and wheeling results were moved from the Merchant segment to the Electric segment. The remaining Merchant segment operations have been merged into the Other segment. The telecommunications operations were moved from the Other segment to discontinued operations due to NiSource's decision to exit the telecommunications business.

Gas Distribution Operations

NiSource's natural gas distribution operations serve more than 3.2 million customers in 9 states and operate over 55,216 miles of pipeline. Through its wholly-owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.1 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 770,000 customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Fuel Company (Kokomo Gas and Fuel) and Northern Indiana Fuel and Light Company, Inc. (Northern Indiana Fuel and Light). Additionally, NiSource's subsidiaries Bay State and Northern Utilities, Inc. distribute natural gas to more than 329,000 customers in Massachusetts, Maine and New Hampshire.

Gas Transmission and Storage Operations

NiSource's gas transmission and storage subsidiaries own and operate approximately 16,062 miles of interstate pipelines and operate one of the nation's largest underground natural gas storage systems, capable of storing approximately 670 billion cubic feet (Bcf) of natural gas. Through its subsidiaries, Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf), Crossroads Pipeline Company (Crossroads Pipeline) and Granite State Gas Transmission, Inc. (Granite State), it owns and operates an interstate pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together, these companies serve customers in 19 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The gas transmission and storage subsidiaries are engaged in several projects that will expand their service territory and throughput. The largest such project is Millennium Pipeline, which will replace parts of an existing Columbia Transmission pipeline and will transport 700 million dekatherms (MDth) of natural gas per day to growing markets in New York and the northeast United States.

NISOURCE INC.

Electric Operations

NiSource generates and distributes electricity through its subsidiary Northern Indiana to approximately 437,000 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,179 megawatts (mw), four gas fired combustion turbine generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana is interconnected with five neighboring electric utilities.

On December 5, 2001, Northern Indiana announced that it would indefinitely shutdown its Dean Mitchell Generating Station (Mitchell Station). The Mitchell Station ceased production of electricity in January 2002. Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,694 mw, three gas-fired combustion turbine generating station units with a net capacity of 186 mw and two hydroelectric plants with a net capability of 10 mw. During the year ended December 31, 2002, Northern Indiana generated 72.6% and purchased 27.4% of its electric requirements.

Exploration and Production Operations

NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin. NiSource acquired Columbia Resources as part of the Columbia acquisition on November 1, 2000. Columbia Resources produced nearly 55.4 billion cubic feet equivalent (Bcfe) of natural gas and oil for the twelve months ended December 31, 2002. For the year ended 2002, Columbia Resource discovered 124.9 net Bcfe of gas and oil reserves and participated in 243 gross (226.3 net) wells with a success rate of approximately 95 percent. At the end of 2002, Columbia Resources had financial interests in over 8,300 wells, and had net proven gas and oil reserve holdings of 1.2 trillion cubic feet equivalent (Tcfe). Columbia Resources also owns and operates approximately 6,200 miles of gathering pipelines. On January 28, 2003, NiSource announced that its subsidiary Columbia Natural Resources, Inc. (CNR) sold its interest in a natural gas exploration and production joint venture in New York State, representing
39.3 Bcf in reserves and approximately 6.0 Bcf of production, for approximately $95.0 million.

Other

The Other segment participates in energy-related services including gas marketing, power trading and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems. Primary Energy, Inc. (Primary Energy) develops, builds, operates and manages on-site, industrial-based energy solutions for large complexes having multiple energy needs, such as electricity, steam, by-product fuels or heated water. Additionally, the other segment is involved in real estate and other businesses.

See Item 7 for additional information about NiSource's business segments.

Divestiture of Non-Core Assets

In connection with the Columbia acquisition, NiSource sold or is divesting certain businesses judged to be non-core to NiSource's strategy, including Indianapolis Water Company (IWC) and other assets of IWC Resources Corporation
(IWCR), SM&P Utility Resources, Inc. (SM&P), Columbia Propane Corporation, an interest in a natural gas exploration and production joint venture of CNR and a significant portion of EnergyUSA-TPC (TPC) net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements. (See "Discontinued Operations" in Item 7 and Note 5 of Notes to the Consolidated Financial Statements for additional information.) Additionally, NiSource has decided to exit the telecommunications business, operated by its subsidiary Columbia Transmission Communications Corporation (Transcom), and continues to seek opportunities to monetize the remaining exploration and production operations.

Business Strategy

NiSource has focused its business strategy on its core, rate-regulated asset-based businesses with approximately 98% of its operating income generated from the rate-regulated businesses. With the fourth largest natural gas pipeline, the largest natural gas distribution network east of the Rocky Mountains and one of the nation's largest natural gas storage networks, NiSource operates throughout the energy-intensive corridor that extends from the supply areas in the Gulf Coast through the consumption centers in the Midwest, Mid-Atlantic, New England and Northeast. This corridor includes 30% of the nation's population and 40% of its energy consumption. NiSource believes natural gas will be the fuel preferred by customers to meet the corridor's growing energy needs.

NISOURCE INC.

Competition and Changes in the Regulatory Environment

The regulatory frameworks applicable to NiSource's operations, at both the state and federal levels, are undergoing fundamental changes. These changes have had and will continue to have an impact on NiSource's operations, structure and profitability. At the same time, competition within the gas and electric industries will create opportunities to compete for new customers and revenues. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing gas customers with increased choice for products and services, disposing of non-core assets and operations, and developing new energy-related products and services for residential, commercial and industrial customers.

NATURAL GAS COMPETITION. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, local distribution company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open, competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines and LDCs allows customers to select services independent from the purchase of the commodity. NiSource's gas distribution subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource gas distribution subsidiaries for transportation services.

ELECTRIC COMPETITION. In 1996, the Federal Energy Regulatory Commission (FERC) ordered that all public utilities owning, controlling or operating electric transmission lines file non-discriminatory, open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide to themselves. In 1997, FERC accepted for filing Northern Indiana's open-access transmission tariff and issued an opinion on December 31, 2002. In December 1999, FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs). (See Item 7, Electric Operations - Regulatory Matters.) The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission service. NiSource does not believe that compliance with the new rules will be material to its future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, Northern Indiana intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

NiSource's other operations also experience competition for energy sales and related services from third party providers. NiSource meets these challenges through innovative programs aimed at providing energy products and services at competitive prices while also providing new services that are responsive to the evolving energy market and customer requirements.

Financing Subsidiary

NiSource Finance Corp. (NiSource Finance) is a wholly-owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the State of Indiana. NiSource Finance actively borrows funds in the commercial paper market, and maintains a $1.75 billion revolving credit facility with a syndicate of banks for back-up liquidity purposes. NiSource Finance's obligations under its indenture and revolving credit facilities are fully and unconditionally guaranteed by NiSource. The function of NiSource Finance was previously performed by NiSource Capital Markets, Inc. (Capital Markets).

Other Relevant Business Information

NiSource's customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of December 31, 2002, NiSource had 9,307 employees of which 3,653 were subject to collective bargaining agreements.

For a listing of certain subsidiaries of NiSource refer to Exhibit 21.

NiSource files various reports with Securities and Exchange Commission (SEC). The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as Amended. NiSource makes all SEC filings available without charge to the public on its web site at http://www.nisource.com.

ITEM 2.  PROPERTIES

NISOURCE INC.

Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2002.

GAS DISTRIBUTION OPERATIONS. NiSource's gas distribution subsidiaries own and operate a total of 55,216 miles of pipelines. This includes: (i) for the five distribution subsidiaries of its Columbia system, 33,618 miles of pipelines, 1,350 acres (214 acres owned) covering 5,000 to 6,000 reservoir and protected acres of underground storage, 8 storage wells and one compressor station with 800 horsepower (hp) of installed capacity, (ii) for its Northern Indiana system, 14,214 miles of pipelines and 2 compressor stations with a total of 6,000 hp of installed capacity, (iii) for its Bay State system, 5,713 miles of pipelines,
(iv) for its Northern Indiana Fuel and Light system, 892 miles of pipelines, and
(v) for its Kokomo Gas and Fuel system, 779 miles of pipelines. The physical properties of the NiSource gas utilities are located in Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, Massachusetts, Maine and New Hampshire.

GAS TRANSMISSION AND STORAGE OPERATIONS. Columbia Transmission has 848,183 acres of underground storage, 3,598 storage wells, 11,634 miles of interstate pipelines and 97 compressor stations with 592,659 hp of installed capacity. These operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Columbia Gulf has 4,144 miles of transmission pipelines and 12 compressor stations with 479,102 hp of installed capacity. Columbia Gulf's operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas and Wyoming. Granite State has 82 miles of transmission pipeline with operations located in Maine, Massachusetts and New Hampshire. Crossroads Pipeline has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroad Pipeline's operations are located in Indiana and Ohio.

ELECTRIC OPERATIONS. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with net capabilities of 3,179 mw, two hydroelectric generating plants with a net capability of 10 mw and four gas-fired combustion turbine-generating units with net capabilities of 203 mw, for a total system net capability of 3,392 mw. It has 288 substations with an aggregate transformer capacity of 23,372,100 kilovolts (kva). Its transmission system, with voltages ranging from 34,500 to 345,000 volts, consists of 3,157 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,793 circuit miles of overhead and 1,710 cable miles of underground primary distribution lines operating at various voltages ranging from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 12,664,050 kva and 454,616 electric watt-hour meters.

On December 5, 2001, Northern Indiana announced that it would indefinitely shutdown its Mitchell Station. The Mitchell Station ceased production of electricity in January 2002. Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,694 mw, three gas-fired combustion turbine generating station units with a net capacity of 186 mw and two hydroelectric plants with a net capability of 10 mw.

EXPLORATION AND PRODUCTION OPERATIONS. At the end of 2002, Columbia Resources had net proven gas and oil reserve holdings of approximately 1.2 Tcfe and financial interests in over 8,300 wells. In addition, Columbia Resources owns and operates approximately 6,200 miles of gathering pipelines and 93 compressor stations with over 35,000 hp of installed capacity. On January 28, 2003, NiSource announced that its subsidiary CNR sold its interest in a natural gas exploration and production joint venture in New York State, representing 39.3 Bcf of reserves and approximately 6.0 Bcf of production, for approximately $95.0 million.

OTHER. Primary Energy owns two and leases four cogeneration facilities, which produce electricity, steam or thermal energy on the sites of industrial customers. Five projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees, sublease payments, unit sale payments or processing fees. One project, Whiting Clean Energy, uses natural gas to produce electricity for sale in the wholesale markets and is expected to provide steam for industrial use. In addition, a subsidiary of Primary Energy is a 50% partner in a partnership that operates a coal pulverization facility. Through other subsidiaries, NiSource owns Southlake Complex, a 325,000 square foot headquarters building located in Merrillville, Indiana and a golf course, surrounding residential development and land held for resale in Northwest Indiana.

NISOURCE INC.

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

NISOURCE INC.

3.   VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL.
     In February 2000, plaintiff filed a complaint in New York state court against Columbia, Columbia Natural Resources, Inc. (CNR) and Columbia Transmission. The complaint alleges that Kershaw owns an interest in an oil and gas lease in New York and that the defendants have underpaid royalties on the lease by, among other things, failing to base royalties on the price at which natural gas is sold to the end user and by improperly deducting post-production costs. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases operated by CNR. Plaintiff seeks the alleged royalty underpayments and punitive damages. CNR and Columbia Transmission removed the case to Federal court in March 2000. The Federal court has remanded Kershaw back to New York state court. The Columbia defendants' motion to dismiss was partially granted and partially denied by the New York state court judge on September 24, 2001. On December 3, 2001, the defendants filed an answer to the plaintiffs' complaint. Discovery regarding class certification is ongoing.

4.   ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.
     On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. National Propane Corporation was acquired by Columbia in 1999, and this litigation was retained by Columbia when Columbia sold its propane operations in 2001. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. NiSource is pursuing a settlement in respect to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

NISOURCE INC.

The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February 1, 2003.

                                                YEARS WITH
NAME                                     AGE     NISOURCE              OFFICE(S) HELD IN PAST 5 YEARS
----                                     ---     --------              ------------------------------
Gary L. Neale.......................     62         13        Chairman, President and Chief Executive Officer of
                                                              NiSource Inc. since March 1993.

Stephen P. Adik.....................     59         16        Vice Chairman of NiSource Inc. since November
                                                              2000.

                                                              Senior Executive Vice President, Chief Financial
                                                              Officer and Treasurer of NiSource Inc. from February
                                                              1999 to November 2000.

                                                              Executive Vice President, Chief Financial Officer and
                                                              Treasurer of NiSource Inc. from January 1994 to
                                                              January 1999.

Samuel W. Miller, Jr................     43          1        Executive Vice President and Chief Operating Officer
                                                              since September 2002.

                                                              Partner in the consulting firm Accenture prior to
                                                              September of 2002.

Peter V. Fazio, Jr..................     63          2        Executive Vice President and General Counsel of
                                                              NiSource Inc. since November 2000.

                                                              Partner in the law firm of Schiff Hardin & Waite since
                                                              1984.

Jeffrey W. Grossman.................     51          2        Vice President and Controller of NiSource Inc. since
                                                              November 2000.

                                                              Vice President and Controller of Columbia Energy
                                                              Group from May 1996 to October 2000.

Michael W. O'Donnell................     58          2        Executive Vice President and Chief Financial Officer
                                                              of NiSource Inc. since November 2000.

                                                              Senior Vice President and Chief Financial Officer of
                                                              Columbia Energy Group from October 1993 to
                                                              October 2000.

S. LaNette Zimmerman................     58           2       Executive Vice President, Human Resources and
                                                              Communications of NiSource Inc. since March 2002.

                                                              Executive Vice President and Chief Human Resources
                                                              Officer at NiSource Inc. from November 2000 to
                                                              February 2002.

                                                              Consultant to NiSource Inc. from June 2000 to
                                                              October 2000 on human resources and other matters.

                                                              Prior thereto, Sr. Vice President Human Resources at
                                                              Chicago Title and Trust Company.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

NISOURCE INC.

                                                YEARS WITH
NAME                                     AGE     NISOURCE              OFFICE(S) HELD IN PAST 5 YEARS
----                                     ---     --------              ------------------------------
David J. Vajda......................     47          26       Vice President and Treasurer since January 2003.

                                                              Vice President, Finance, Indiana Energy Group of
                                                              NiSource Corporate Services Company from August
                                                              2002 to December 2002.

                                                              Vice President, Finance and Administration, Merchant
                                                              Energy of NiSource Corporate Services Company
                                                              from October 2000 to July 2002.

                                                              Vice President, Finance of Northern Indiana Public
                                                              Service Company from February 2000 to September
                                                              2000.

                                                              Controller of Northern Indiana Public Service
                                                              Company from July 1996 to January 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NISOURCE INC.

NiSource's common shares are listed and traded on the New York, Chicago and Pacific stock exchanges. The table below indicates the high and low sales prices of NiSource's common stock, on the composite tape, during the periods indicated.

                                                                       2002                    2001
                                                                       ----                    ----
                                                                 High         Low       High          Low
                                                                 ----         ---       ----          ---
First Quarter                                                   24.14        19.00      31.20        25.87
Second Quarter                                                  24.99        20.71      32.55        26.15
Third Quarter                                                   22.05        16.25      28.70        22.20
Fourth Quarter                                                  20.43        14.51      24.48        18.25
                                                                =====        =====      =====        =====

As of December 31, 2002, NiSource had 47,472 common stockholders of record and 248,860,178 shares outstanding.

In February 2003, NiSource issued approximately 13.1 million shares of common stock associated with the settlement of forward equity agreements comprising a component of the Corporate Premium Income Equity Securities (Corporate PIES). Concurrently with the settlement of the forward agreements, NiSource remarketed the underlying securities. NiSource received the net proceeds of the remarketing in satisfaction of the Corporate PIES holders' obligation under the forward equity agreements. The purchaser of the remarketed securities purchased 6.15% notes due in 2013 using the debentures for consideration.

In November 2002, NiSource issued 41.4 million shares of common stock at a per-share price of $18.30 ($17.75 on a net basis). The net proceeds of approximately $734.9 million were used to reduce debt.

In November 2000, NiSource issued 72.5 million shares of common stock in exchange for Columbia shares in connection with the Columbia acquisition. On November 27, 2000, NiSource issued an additional 11.5 million shares of common stock using the proceeds to reduce borrowings under the NiSource Finance acquisition credit facility

The policy of the NiSource's Board of Directors (Board) has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends of $1.16 per share during 2002. At its January 3, 2003 meeting, the Board declared a quarterly common dividend of 29 cents per share, payable on February 20, 2003 to holders of record on January 31, 2003.

Holders of shares of NiSource's common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource's subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

The following limitations on payment of dividends apply to Northern Indiana:

When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 2002, Northern Indiana had approximately $147.9 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2002, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 39% of the total capitalization including surplus.

ITEM 6.  SELECTED FINANCIAL DATA

NISOURCE INC.
SELECTED SUPPLEMENTAL INFORMATION

Year Ended December 31, ($ in millions)                       2002          2001         2000         1999          1998
---------------------------------------                   --------      --------     --------      -------       -------
Gross Revenues
   Gas Distribution                                        2,890.4       3,849.9      1,879.6        883.8         572.6
   Gas Transmission and Storage                            1,011.9         996.6        375.8        150.0         103.8
   Electric                                                1,103.6       1,862.4      1,557.4      1,014.4       1,426.6
   Exploration and Production                                155.7         156.9         37.4           --            --
   Other                                                   1,330.7       2,595.2      2,179.2      1,230.2         740.9
                                                           -------      --------      -------      -------       -------
TOTAL GROSS REVENUES                                       6,492.3       9,461.0      6,029.4      3,278.4       2,843.9
                                                           -------      --------      -------      -------       -------
Net Revenues                                               3,329.0       3,406.9      1,947.7      1,392.7       1,152.6
Operating Income                                           1,202.7       1,032.9        612.3        445.4         754.5
Net Income                                                   372.5         216.2        150.9        160.4         193.9
Shares outstanding at the end of the year (000's)          248,860       207,492      205,553      124,139       117,531
Number of common shareholders                               47,472        49,589       52,085       40,741        36,277
Basic Earnings Per Share ($)
   Continuing operations                                      2.02          1.10         1.05         1.24          1.56
   Income from discontinued operations                       (0.25)        (0.07)        0.07         0.05          0.04
   Change in accounting                                         --          0.02           --           --            --
                                                           -------      --------      -------      -------       -------
BASIC EARNINGS PER SHARE                                      1.77          1.05         1.12         1.29          1.60
                                                           -------      --------      -------      -------       -------
Diluted Earnings Per Share ($)
   Continuing operations                                      2.00          1.08         1.04         1.22          1.55
   Income from discontinued operations                       (0.25)        (0.07)        0.07         0.05          0.04
   Change in accounting                                         --          0.02           --           --            --
                                                           -------      --------      -------      -------       -------
DILUTED EARNINGS PER SHARE                                    1.75          1.03         1.11         1.27          1.59
                                                           -------      --------      -------      -------       -------
Return on average common equity                                9.7%          6.3%         6.3%        12.8%         16.1%
Times interest earned (pre-tax)                               2.13          1.52         1.75         2.20          3.26
Dividends paid per share                                      1.16          1.16         1.08         1.02          0.96
Dividend payout ratio                                         65.5%        110.5%        96.4%        79.1%         60.0%
Market values during the year:
   High                                                      24.99         32.55        31.50        30.50         33.63
   Low                                                       14.51         18.25        12.81        16.56         24.75
   Close                                                     20.00         23.06        30.75        17.88         30.44
Book value of common shares                                  16.78         16.72        16.59        10.90          9.78
Market-to-book ratio at year end                             119.2%        137.9%       185.4%       164.0%        311.2%
Total Assets                                              16,896.9      17,834.4     19,687.1      6,428.6       4,595.4
Capital expenditures                                         618.9         679.2        365.8        293.9         198.3

Capitalization

   Common shareholders' equity                             4,174.9       3,469.4      3,409.1      1,353.5       1,149.7
   Preferred and preference stock                             84.9          88.6        132.7        139.6         142.0
   Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely Company debentures                               345.0         345.0        345.0        345.0            --
   Long-term debt                                          5,018.0       6,301.5      5,802.7      1,775.8       1,555.8
                                                           -------      --------      -------      -------       -------
TOTAL CAPITALIZATION                                       9,622.8      10,204.5      9,689.5      3,613.9       2,847.5
                                                           -------      --------      -------      -------       -------

NUMBER OF EMPLOYEES                                          9,307        12,501       14,674        7,399         6,035
                                                           =======      ========      =======      =======       =======

The results in the table above are for years prior to 2001 are not comparable as a result of the Columbia Energy Group acquisition in 2000. Also, in 2002, NiSource has discontinued the amortization of goodwill consistent with the Financial Accounting Standard Board No. 142.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

INDEX                                                                                                     PAGE
-----                                                                                                     ----
Consolidated Review..................................................................................
Liquidity and Capital Resources......................................................................
Market Risk Sensitive Instruments and Positions......................................................
Other Information....................................................................................
Gas Distribution Operations..........................................................................
Gas Transmission and Storage Operations..............................................................
Electric Operations..................................................................................
Exploration and Production Operations................................................................
Other................................................................................................


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

                               CONSOLIDATED REVIEW

The Consolidated Review information should be read taking into account the critical accounting policies applied by NiSource and discussed in "Other Information" of this Item 7.

Net Income
For the twelve months ended December 31, 2002, NiSource reported income from continuing operations of $425.7 million, or $2.02 per share, compared to $226.4 million, or $1.10 per share, in 2001 and $141.9 million, or $1.05 per share in 2000. All per share amounts are based on basic common shares.

Including results from discontinued operations and a change in accounting affecting the 2001 period, NiSource reported 2002 net income of $372.5 million, or $1.77 per share, 2001 net income of $216.2 million, or $1.05 per share, and $150.9 million, or $1.12 per share for 2000.

The results for 2002 and 2001 as compared with 2000 are not comparable due to the acquisition of Columbia that was completed on November 1, 2000. The results for 2002 and 2001 included twelve months of Columbia operations while 2000 included November and December only. In addition, earnings per share are not comparable because of an equity offering of 41.4 million shares that was completed in November 2002, an equity offering of approximately 11.5 million shares that was completed in November 2000, and the issuance of 72.5 million shares of additional NiSource shares in connection with the Columbia acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the twelve months ended December 31, 2002 were $3,329.0 million, a $77.9 million decrease compared with 2001. The decrease in revenues was primarily attributable to reduced off-system sales, incentive programs and non-weather-related gas sales totaling $41.5 million; lower prices related to increased sales of natural gas production to satisfy requirements under forward sales agreements amounting to $32.7 million; issued credits totaling $28.1 million pertaining to the Indiana Utility Regulatory Commission (IURC) electric rate review settlement; $12.9 million from scaling back the energy trading operations and an $8.5 million reduction in gains on the sales of storage base gas. Slightly offsetting the decrease was a $36.6 million impact of favorable weather due to a much colder fall heating season, which increased natural gas sales and deliveries, and a warmer summer cooling season that positively impacted electric sales.

Net revenues for 2001 of $3,406.9 million increased $1,459.2 million over 2000. The increase, primarily attributable to the inclusion of twelve months of Columbia operations in 2001 compared to two months in 2000, was reduced by approximately $63.0 million from record setting warmer-than-normal weather during the heating season.

Expenses

Operating expenses were $2,126.3 million in 2002, a $247.7 million decrease from 2001. A portion of the decrease was attributable to a $150.0 million reduction in operation and maintenance expenses primarily due to lower employee-related, support services and facilities expenses of $35.4 million resulting from reorganization initiatives; insurance recoveries of environmental expenses totaling $24.5 million; a reversal of $30.3 million in reserves for estimated taxes and environmental expenditures; reduced dry well and geological expenses of $17.8 million; and a reduction of $16.8 million from reduced uncollectible customer accounts and other customer-related expenses. The 2001 period was unfavorably impacted by the $15.5 million litigation settlement related to Market Hub Partners, L.P. (MHP). Also contributing to the decrease was the elimination of $93.1 million of goodwill amortization as a result of a Financial Accounting Standards Board (FASB) accounting standard that affected goodwill amortization beginning January 1, 2002 and $27.1 million primarily from gains on the sales of NiSource's utility line-locating and marking business and a significant portion of TPC's gas trading contracts.

For 2002, employee-related expenses were increased by higher pension and post retirement benefits expense resulting from a decrease of 50 basis points in the discount rate used to value the liabilities. 2001 pension expense was further impacted by a flat return on plan assets in 2001 versus the expected 9% return. Due to poor performance in world equity markets during 2002, and resulting negative returns on plan assets, 2003 pension expense is expected to increase $42.8 million over the 2002 level.

Operating expenses of $2,374.0 million for 2001 increased $1,038.6 million over 2000. The increase was primarily attributable to including twelve months of Columbia operations in 2001 compared to two months in 2000. In addition, 2001 was negatively impacted by restructuring costs of $28.7 million, uncollectibles of $17.8 million related to the Enron bankruptcy, an increase in other uncollectible customer accounts of $13.1 million and a one time charge of $15.5 million related to the settlement of the MHP litigation. Other transition and one-time events increased operating expenses $21.7 million. Depreciation, depletion and amortization expense in 2001 included goodwill amortization of $93.1 million for twelve months attributable to the Columbia acquisition compared to $15.0 million for two months in 2000.

Other Income (Deductions)

Other Income (Deductions) in 2002 reduced income $543.1 million compared to a reduction of $615.7 million in 2001. Interest expense, net decreased $71.9 million from 2001 primarily due to debt reduction during 2002 of $1.4 billion resulting from proceeds from the sale of 41.4 million shares of common stock, approximating $734.9 million, the sales of IWCR and SM&P and positive operating cash flows. Lower short-term interest rates also contributed to the decrease. See Notes 15 and 16 of Notes to Consolidated Financial Statements for additional information. Minority interest, consisting of dividends paid on company-obligated mandatorily redeemable preferred securities, was $20.4 million in both 2002 and 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions) in 2001 reduced income $615.7 million compared to a reduction in 2000 of $344.1 million. Interest expense, net increased $293.5 million over 2000 primarily due to the full year effect of interest on outstanding Columbia debt and the debt incurred for the acquisition, partly offset by a decrease in interest rates on short-term borrowings. Minority interest, consisting of dividends paid on company-obligated mandatorily redeemable preferred securities was $20.4 million in both 2001 and 2000. Other, net increased income $10.2 million in 2001 and decreased income $11.4 million in 2000. The 2000 period included a charitable donation of facilities.

Income Taxes

Income taxes increased $43.1 million in 2002 as compared with 2001 and increased $64.5 million in 2001 over 2000 primarily as a result of higher pre-tax income in each succeeding period. The effective income tax rates were 35.5 %, 45.7% and 47.1% in 2002, 2001 and 2000, respectively. The change in the effective tax rate in 2002 versus the previous year was due to discontinuing the amortization of goodwill in 2002. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Discontinued Operations

Discontinued operations reflected an after-tax loss of $53.2 million, or a loss of 25 cents per share, in 2002 compared to an after-tax loss of $14.2 million, or loss of 7 cents per share, in 2001 and income of $9.0 million, or 7 cents per share, in 2000. The 2002 results were unfavorably impacted by a non-cash charge of $51.3 million, after tax, that was recognized as a result of the continuing depressed market for dark fiber and NiSource's decision to exit the telecommunications business. The loss in the 2001 period was primarily related to the results of Transcom's operations, including an impairment charge of $5.7 million, after tax. The 2000 period primarily reflects the operations of the water utilities.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of NiSource's operations, most notably in the gas distribution, gas transportation and electric businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts from electric sales normally exceed cash requirements. Also, during the summer months, cash on hand, together with external short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Net cash from operations for the twelve months ended December 31, 2002 was $1,172.4 million. Cash generated from working capital was $165.6 million, principally driven by reductions in inventories and gas receivables, partly offset by payments for current liabilities and the timing of the recovery of gas and fuel costs.

In February 2003, NiSource issued approximately 13.1 million shares of common stock associated with the settlement of forward equity agreements comprising a component of the Corporate PIES. Concurrently with the settlement of the forward agreements, NiSource remarketed the underlying securities. NiSource received the net proceeds of the remarketing in satisfaction of the Corporate PIES holders' obligation under the forward equity agreements. The purchaser of the remarketed securities purchased 6.15% notes due in 2013 using the debentures for consideration.

On January 28, 2003, NiSource announced that its subsidiary CNR had sold its interest in a natural gas exploration and production joint venture in New York State for $95 million to an undisclosed buyer. The proceeds were used to reduce short-term debt.

In November 2002, NiSource issued 41.4 million shares of common stock at a per-share price of $18.30 ($17.75 on a net basis). The net proceeds of approximately $734.9 million were used to reduce debt.

NiSource plans to redeem $75 million of Capital Markets, 7.75% Subordinated Debentures due March 1, 2026 by the end of the first quarter 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource plans to refinance approximately $1.2 billion of expiring long-term debt during 2003 with additional proceeds from asset sales and new debt issuances by its financing subsidiary NiSource Finance.

Credit Facilities

During March 2002, NiSource Finance negotiated a $500 million 364-day credit agreement with a syndicate of banks, led by Barclays Capital, which expires on March 20, 2003. This facility replaced the expiring $1.25 billion 364-day credit facility and complements NiSource's existing $1.25 billion three-year facility that expires on March 23, 2004. NiSource will not renew the 364-day facility, which expires on March 20, 2003. In addition, the $1.25 billion three-year facility that expires on March 23, 2004 is being amended to allow for the aggregate letters of credit outstanding under this agreement to be increased from $150 million to $400 million. The reduction in NiSource's short-term borrowing needs is attributable to the sales IWCR, SM&P and the exploration and production joint venture, the proceeds from the November 2002 equity offering, and positive operating cash flows.

As of December 31, 2002 and 2001, $150.0 million and $1,004.3 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of December 31, 2002 and 2001 was 2.25% and 3.14%, respectively. In addition, NiSource had outstanding credit facility advances under its 3-year facility of $763.1 million at December 31, 2002, at a weighted average interest rate of 2.107%, and credit facility advances of $850.0 million at December 31, 2001, at a weighted average interest rate of 2.575%. As of December 31, 2002 and 2001, NiSource had $171.7 million and $51.7 million of standby letters of credit outstanding, respectively. As of December 31, 2002, $665.2 million of credit was available under the credit facilities.

Credit Ratings

During January 2002, Standard and Poor's reaffirmed NiSource's BBB senior unsecured long-term credit rating and its A2 commercial paper rating with a negative outlook. On February 1, 2002, Moody's Investor Service (Moody's) downgraded the senior unsecured long-term debt ratings of NiSource and NiSource Finance to Baa3 and the commercial paper rating of NiSource Finance to P3 with a negative outlook. In addition, Moody's downgraded the long-term debt ratings of all other rated NiSource subsidiaries to Baa2 to align the ratings of the subsidiaries and bring them closer to NiSource's ratings going forward. On February 5, 2002, Fitch Ratings reaffirmed NiSource's BBB senior unsecured long-term credit rating and its F2 commercial paper rating, but revised NiSource's ratings outlook from "Stable" to "Negative."

On November 27, 2002, NiSource completed an equity offering, realizing $734.9 million in net proceeds, which were used for the repayment of debt. The equity offering significantly improved NiSource's financial position by reducing its debt leverage ratios. In addition, NiSource expects to further reduce leverage by using the proceeds from the recent sale of its natural gas exploration and production joint venture in New York to reduce outstanding debt. While the rating agencies stated that they have welcomed NiSource's recent actions to reduce financial leverage, additional balance sheet improvement measures may be necessary to either secure a ratings upgrade or to improve the current ratings outlook.


TPC has entered into electric trading agreements that contain "ratings triggers" that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries fall below BBB- at Standard and Poor's or Baa3 at Moody's. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $15.0 million to $20.0 million. In addition to agreements with ratings triggers, there are other agreements that contain "adequate assurance" or "material adverse change" provisions. The collateral requirement for those agreements would amount to approximately $50.0 million to $55.0 million.

In the case of NiSource's Primary Energy subsidiaries, ratings triggers would result in increases in the financing rates used to calculate operating lease payments for four of the projects. One other Primary Energy project would require the issuance of a letter of credit in the event of a ratings downgrade to Ba1 by Moody's or BB+ by Standard and Poor's. The letter of credit required in the event of a downgrade would have a face amount of $17.0 million to $34.0 million depending on the extent of the downgrade.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Columbia is the principal for surety bonds issued to guarantee performance under forward gas sales agreements. The surety bonds related to forward gas sales under agreements with Mahonia II Limited have indemnity values amounting to approximately $270.0 million declining over time and have ratings triggers if the credit rating of Columbia falls below BBB at Standard and Poor's or Baa2 at Moody's. Columbia's long-term debt ratings are currently BBB and Baa2 at Standard and Poor's and Moody's, respectively. The collateral requirement from a downgrade below the ratings trigger levels would require the posting of a letter of credit of approximately $270.0 million declining over time. In another, but unrelated transaction, the surety, in accordance with the terms of its indemnity agreement, required NiSource to post a letter of credit in the face amount of approximately $131.0 million, declining over time, to support the bonds.

Columbia Gas of Ohio, Inc. (Columbia Gas of Ohio) is a party to an agreement to sell, without recourse, a majority of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below BB or Ba2, the agreements terminate and CARC may not sell any new receivables to the conduit. As of December 31, 2002, Columbia of Ohio has sold $99.5 million to the conduit.

Northern Indiana may sell up to $100.0 million of certain of its accounts receivable under a sales agreement, without recourse, which expires in May 2003. Northern Indiana plans to renew the agreement in May of 2003. Northern Indiana has sold $100.0 million under this agreement. Under this agreement, Northern Indiana may not sell any new receivables if Northern Indiana's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's, respectively.

Contractual Obligations and Commercial Commitments

NiSource has certain contractual obligations that extend out beyond 2003. The obligations include long-term debt, mandatorily redeemable preferred stock, lease obligations, and purchase obligations for pipeline capacity, transportation and storage services through NiSource's Gas Distribution subsidiaries. The total contractual obligations in existence at December 31, 2002 were:

(in millions)                                  2003       2004         2005       2006       2007        After
-------------                                  ----       ----         ----       ----       ----        -----
Long-term debt                           $  1,224.7   $  142.6   $  1,321.6   $  193.8   $  394.4   $  2,918.8
Mandatorily redeemable preferred stock          0.6        0.9          0.9        0.9        0.9          0.2
Capital leases                                  7.9       57.6          7.3        7.8        7.9         89.9
Operating leases                               56.3       51.1         47.6       45.0       43.6        173.9
Purchase obligations                          144.3      202.0        156.4      119.3      107.2        596.7
                                         ----------   --------   ----------   --------   --------   ----------
Total contractual obligations            $  1,433.8   $  454.2   $  1,533.8   $  366.8   $  554.0   $  3,779.5
                                         ==========   ========   ==========   ========   ========   ==========

NiSource has made certain commercial commitments that extend beyond 2003. The commitments include lines of credit, letters of credit and guarantees, which support commercial activities. The total commercial commitments in existence at December 31, 2002 and the years in which they expire were:

(in millions)                        2003       2004         2005         2006      2007        After
-------------                        ----       ----         ----         ----      ----        -----
Lines of credit                $    150.0   $  763.1   $       --   $       --   $    --   $       --
Letters of credit                    52.9        4.9          1.2           --        --        117.0
Guarantees                        1,642.6      131.9      1,042.2      1,077.8      76.9      2,154.7
                               ----------   --------   ----------   ----------   -------   ----------
Total commercial commitments   $  1,845.5   $  899.9   $  1,043.4   $  1,077.8   $  76.9   $  2,271.7
                               ==========   ========   ==========   ==========   =======   ==========

Of the commercial commitments outstanding shown above, NiSource had approximately $4.8 billion of debt and capital lease obligations recorded on its consolidated balance sheet at December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Capital Expenditures

The table below reflects actual capital expenditures by segment for 2002 and 2001 and an estimate for year 2003:

(in millions)                                    2003E          2002          2001
-------------                                    -----          ----          ----
Gas Distribution                              $  195.6      $  196.4      $  211.3
Transmission & Storage                           135.7         128.0         137.4
Electric                                         214.5         197.8         134.7
Exploration & Production                          82.5          90.8         118.8
Other                                             19.5           5.9          77.0
                                              --------      --------      --------
Total                                         $  647.8      $  618.9      $  679.2
                                              ========      ========      ========


For 2002, capital expenditures were $618.9 million, a decrease of $60.3 million over 2001. The Gas Distribution segment's capital program in 2002 included new business initiatives to extend service to new areas and develop future markets through new services that may be added to the existing business and to create a potential new pool of customers, as well as expenditures to ensure safe, reliable and improved service to customers and modernize and upgrade facilities. The Transmission and Storage segment invested $128.0 million in 2002 primarily on modernizing and upgrading facilities and new business initiatives to maintain and expand market share in storage and transportation interstate commerce by meeting the demands of consumers who will use gas for electric power generation and meeting the needs of existing, new or growing customers through the construction of significant new facilities, either wholly-owned by NiSource or in partnership with other qualified project participants. The Electric capital program included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance regarding nitrogen oxide (NOx) reduction, and additions to electric distribution systems related to new business. Companies within the Other segment invested $5.9 million in energy technologies.

For 2003, the projected capital program is expected to be $647.8 million, which is $28.9 million higher than the 2002 level. This higher spending is mainly due to increased expenditures for NOx compliance, a portion of which will be recovered through the Northern Indiana environmental tracker. The program is expected to be funded primarily via cash from operations.

Pension Funding

Due to lower than expected returns on plan assets over the past three years and a lower assumed discount rate, NiSource's pension plans are currently in an underfunded position. Although NiSource expects market returns to revert to normal levels as demonstrated in historical periods, NiSource may be required to provide additional funding for the obligations if returns on plan assets fall short of the assumed 9.0% long-term rate. Also, NiSource expects pension expense for 2003 to increase $42.8 million over the amount recognized in 2002. See Note 11 of Notes to the Consolidated Financial Statements for more information.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Through its various business activities, NiSource is exposed to both non-trading business and trading risks. The non-trading risks to which NiSource is exposed include interest rate risk, commodity market risk and credit risk of its subsidiaries. The risk resulting from trading activities consists primarily of commodity market and credit risks. NiSource's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

Risk management at NiSource is defined as the process by which the organization ensures that the risks to which it is exposed are the risks to which it desires to be exposed to achieve its primary business objectives. NiSource employs various analytic techniques to measure and monitor its market and credit risks, including value-at-risk (VaR) and instrument sensitivity to market factors. VaR represents the potential loss or gain for an instrument or portfolio from changes in market factors, for a specified time period and at a specified confidence level.

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

Effective July 1, 2002, TPC sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Prior to the sale, TPC's operations included the activities of its gas and power trading businesses. Beginning with the effective date of the sale, the primary remaining operations associated with TPC include commercial and industrial gas sales (including arranging supply), power marketing and gas supply associated with NiSource's single merchant cogeneration facility, marketing a portion of the gas produced from NiSource's exploration and production operations, and power trading. With the exception of power trading and one remaining gas trading deal, which expired in October 2002, since July 1, 2002 the gas-related activities at TPC are no longer considered trading activities for accounting purposes.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. At December 31, 2002, the combined borrowings outstanding under these facilities totaled $913.1 million. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of a portion of Columbia's long-term debt. On September 3, 2002, Columbia entered into new "receive fixed" and "pay floating" interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. According to the agreements, NiSource will receive payments based upon a fixed 7.32% interest rate and will pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.66% per annum. In total, Columbia has entered into fixed-to-variable interest rate swaps on $663.0 million of its long-term debt. Based upon average borrowings under agreements subject to fluctuations in short-term market interest rates during 2002 and 2001, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $17.5 million and $23.2 million for the years 2002 and 2001, respectively.

NiSource's Primary Energy subsidiary had engaged in interest rate swaps to fix the floating payment related to a portion of a lease payment that floated with a referenced interest rate, and designated these instruments as cash flow hedges. The swaps expired June 30, 2002 and subsequently, upon lease termination at December 31, 2002, Primary Energy purchased the previously leased facilities.

Due to the nature of the industry, credit risk is a factor in many of NiSource's business activities. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative contracts such as interest rate swaps, credit risk arises when counterparties are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments, standby letters of credit and guarantees. Because many of NiSource's exposures vary with changes in market prices, NiSource also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, NiSource considers collateral and master netting agreements, which are used to reduce individual counterparty credit risk.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Trading Risks

Prior to the July 1, 2002 sale of the TPC gas marketing and trading contracts, NiSource's trading operations consisted of gas- and power-related activities. Beginning July 1, with the exception of one remaining gas trading deal, which expired in October 2002, the trading activities of TPC have involved power only.

The transactions associated with NiSource's power trading operations give rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity. The power trading operations market and trade over-the-counter contracts for the purchase and sale of electricity. Those contracts within the power trading portfolio that require settlement by physical delivery are often net settled in accordance with industry standards.

Fair value represents the amount at which willing parties would transact an arms-length transaction. Fair value is determined by applying a current price to the associated contract volume for a commodity. The current price is derived from one of three sources including actively quoted markets such as the New York Mercantile Exchange (NYMEX), commodity exchanges and over-the-counter markets including brokers and dealers, or financial models such as the Black-Scholes option pricing model.

The fair values of the contracts related to NiSource's trading operations, the activity affecting the changes in the fair values during 2002, the sources of the valuations of the contracts during 2002 and the years in which the remaining contracts (all power trading) mature are:

(in millions)                                                                               2002
-------------                                                                               ----
Fair value of contracts outstanding at the beginning of the period                       $   8.9
Contracts realized or otherwise settled during the period (including
   net option premiums received)                                                           (29.1)
Fair value of new contracts entered into during the period                                  10.2
Other changes in fair values during the period                                              10.0
                                                                                         -------
Fair value of contracts outstanding at the end of the period                             $    --
                                                                                         =======

(in millions)                             2003       2004       2005       2006       2007      After
-------------                             ----       ----       ----       ----       ----      -----
Prices actively quoted                  $ --       $   --     $   --     $   --     $   --     $   --
Prices from other external sources         0.2         --         --         --         --         --
Prices based on models/other method       (0.2)        --         --         --         --         --
                                        ------     ------     ------     ------     ------     ------
Total fair values                       $ (0.0)    $   --     $   --     $   --     $   --     $   --
                                        ======     ======     ======     ======     ======     ======

Contracts reported within the caption "Prices actively quoted" include futures and options traded on the NYMEX. The caption "Prices from other external sources" generally includes contracts traded on commodity exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within "Prices based on models/other method" are valued employing the widely used Black-Scholes option-pricing model.

Market Risk Measurement

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR across the marketing and trading groups that utilize derivatives using variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.4 million, $0.8 million and effectively zero, during 2002, respectively. The daily VaR for the gas marketing and trading portfolios on an average, high and low basis was $0.2 million, $0.6 million and $0.1 million during 2002, respectively. Prospectively, management has set the VaR limits at $0.5 million for gas-related activities and $2.5 million for power trading. Exceeding the VaR limits would result in management actions to reduce portfolio risk.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Accounting Change

Effective January 1, 2001, NiSource adopted the FASB's Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4.0 million and an after-tax reduction to other comprehensive income (OCI) of approximately $17.0 million, which was recognized in earnings during 2002 and 2001. The adoption also resulted in the recognition of $178.0 million of assets and $212.8 million of liabilities on the consolidated balance sheet. Additionally, the adoption resulted in the reduction of hedged risk basis of $3.8 million and the reclassification of deferred revenue to OCI of $17.9 million.

Equity Forward Share Purchase Agreement

In 1999, NiSource entered into an equity forward share purchase agreement that qualified as permanent equity for accounting purposes. The terms of the agreement were designed to serve as an economic hedge for the shares that would be issued pursuant to equity forward share sales agreements that were a part of the Corporate PIES. As the purchase agreement represented a forward purchase of equity shares, NiSource had committed to a price for the acquisition of a prescribed number of shares at a future date. NiSource terminated the agreement at the end of 2000 with a final settlement date in early 2001. Due to the termination, NiSource recorded the fair value of the agreement as an asset of $4.4 million, with a corresponding increase to stockholders' equity as of December 31, 2000. During the first quarter of 2001, through the settlement date, NiSource recognized $2.1 million in earnings associated with marking the agreement to fair value.

Refer to "Critical Accounting Policies" of this Item 7, and "Risk Management Activities" in Notes 2 and 8, respectively, of Notes to the Consolidated Financial Statements for further discussion of NiSource's risk management.

                                OTHER INFORMATION

Critical Accounting Policies

NiSource applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on NiSource's results of operations and consolidated balance sheets.

SFAS NO. 71 - ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No.
71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $906.6 million and $109.3 million at December 31, 2002, and $826.8 million and $158.2 million at December 31, 2001, respectively.

In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, NiSource would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, NiSource's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on NiSource's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $157.3 million at December 31, 2002. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

HEDGING ACTIVITIES. Under SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

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

Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is high. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. NiSource had $167.1 million of price risk management assets and $31.7 million of price risk management liabilities primarily related to cash flow hedges at December 31, 2002. The amount of unrealized gains recorded to other comprehensive income was $67.8 million at December 31, 2002.

ACCOUNTING FOR ENERGY TRADING ACTIVITIES. Energy trading activities refers to energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices. NiSource evaluates the contracts of its trading operations in accordance with the criteria for derivative contracts under SFAS No. 133. Through 2002, contracts not meeting the criteria under SFAS No. 133 were recorded at fair value under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF No. 98-10).

Pursuant to EITF No. 98-10, when certain trading criteria are met, energy contracts, including "energy-related contracts" such as tolling, transportation and storage contracts, should be accounted for at fair value (marked to market) along with any related derivative contracts, recognizing related gains and losses currently in earnings. During an October 25, 2002 EITF meeting, EITF No. 98-10 was rescinded effective immediately for contracts entered into after that date and after December 31, 2002 for existing trading contracts.

While the assessment of fair values for NiSource's trading contracts have been mainly based on pricing information for exchange-traded contracts, transportation and storage agreements related to gas trading deals entered into prior to the cessation of gas trading activities were marked to fair value based on the results of internal models. No estimates of fair values on transportation and storage contracts related to gas trading activities remained as of December 31, 2002 due to the sale or expiration of all gas-trading related agreements during the year. In addition, power trading options were marked to fair value through earnings based on internal calculations of fair value employing the widely-used Black-Scholes option pricing model. At December 31, 2002, the fair value of the "mark-to-fair-value" options outstanding was a loss of $0.2 million.

At December 31, 2002 and 2001, NiSource reflected $16.4 million and $252.3 million of price risk management assets and $16.4 million and $243.4 million of price risk management liabilities related to unrealized gains and losses on trading activities, respectively.

PENSIONS AND POSTRETIREMENT BENEFITS. NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, amongst other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource's pensions and other postretirement benefits see
Note 11 of the Notes to Consolidated Financial Statements.

Union Strike Settlement

In September 2002, employee members of the Paper, Allied-Industrial, Chemical and Energy Worker's Union Locals 5-0372 and 5-0628 ratified a five-year contract from Columbia Transmission, CNR and Columbia Gas of Kentucky. Employees covered by the collective bargaining agreement at all three companies resumed work September 24, 2002 after a work stoppage that began August 28, 2002. The strike did not have a material impact on NiSource's results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Insurance Renewal

NiSource experienced increases in premiums averaging 44%, with additional increases in deductibles and retentions along with added restrictions to coverage and capacity, for its property and casualty insurance program from 2001 to 2002. Indications are that the upward trend in insurance costs will continue in the foreseeable future. This upward trend is driven by the overall poor underwriting experience of the insurance industry over the past few years, in conjunction with the overall downturn of the capital markets and the economy, which drives the need for underwriters to seek higher premiums and further restrict coverage.

Presentation of Segment Information

NiSource's operations are divided into five primary business segments; Gas Distribution, Gas Transmission and Storage, Electric, Exploration and Production, and Other.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

Year Ended December 31, (in millions)           2002                 2001                 2000
-------------------------------------       ------------         ------------         ------------
NET REVENUES
   Sales Revenues                           $    2,905.4         $    3,890.5         $   1,980.5
   Less: Cost of gas sold                        1,921.6              2,887.9              1,415.9
                                            ------------         ------------         ------------
Net Sales Revenues                                 983.8              1,002.6                564.6
   Transportation Revenues                         405.0                389.8                171.4
                                            ------------         ------------         ------------
Net Revenues                                     1,388.8              1,392.4                736.0
                                            ------------         ------------         ------------
OPERATING EXPENSES
   Operation and maintenance                       589.6                638.1                280.2
   Depreciation and amortization                   189.2                228.8                146.7
   Other taxes                                     150.9                144.7                 68.1
                                            ------------         ------------         ------------
Total Operating Expenses                           929.7              1,011.6                495.0
                                            ------------         ------------         ------------
Operating Income                            $      459.1         $      380.8         $      241.0
                                            ============         ============         ============

REVENUES ($ IN MILLIONS)
   Residential                                   1,785.8              2,231.6              1,250.4
   Commercial                                      629.2                842.4                446.5
   Industrial                                       95.6                131.8                 92.2
   Transportation                                  405.0                389.8                171.4
   Off System Sales                                195.7                636.8                 97.2
   Other                                           199.1                 47.9                 94.2
                                            ------------         ------------         ------------
Total                                            3,310.4              4,280.3              2,151.9
                                            ------------         ------------         ------------

SALES AND TRANSPORTATION (MDTH)
   Residential sales                               223.4                220.3                142.4
   Commercial sales                                 84.1                 92.8                 57.3
   Industrial sales                                 16.6                 15.3                 15.2
   Transportation                                  536.7                507.7                304.6
   Off System Sales                                 62.6                170.4                 25.0
   Other                                             0.4                  0.3                 (5.1)
                                            ------------         ------------         ------------
Total                                              923.8              1,006.8                539.4
                                            ------------         ------------         ------------

HEATING DEGREE DAYS                                4,757                4,500                4,965
NORMAL HEATING DEGREE DAYS                         5,129                5,144                5,173
% COLDER (WARMER) THAN NORMAL                         (7%)                (13%)                 (4%)

CUSTOMERS
   Residential                                 2,319,656            2,294,395            2,352,219
   Commercial                                    216,170              213,099              216,346
   Industrial                                      5,816                5,835                5,952
   Transportation                                705,514              721,075              637,075
   Other                                              68                   21                   24
                                            ------------         ------------         ------------
Total                                          3,247,224            3,234,425            3,211,616
                                            ------------         ------------         ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Competition

Gas Distribution competes with investor-owned, municipal, and cooperative electric utilities throughout its service area, and to a lesser extent with other regulated natural gas utilities and propane and fuel oil suppliers. Gas Distribution continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas. Competition with providers of electricity is generally strongest in the residential and commercial markets of Kentucky, southern Ohio, southwestern Pennsylvania and western Virginia where electric rates are primarily driven by low-cost, coal-fired generation. Gas competes with fuel oil and propane in the New England markets mainly due to the installed base of fuel oil and propane-based heating which, over time, has comprised a dwindling percentage of the overall market.

Restructuring

During 2002, NiSource carried out a new reorganization initiative, which resulted in the elimination of approximately 450 positions throughout all NiSource segments mainly affecting executive and other management-level employees. Gas Distribution accrued approximately $7.8 million of salaries, benefits and facilities costs associated with the reorganization initiative. The charge included $2.4 million related to the consolidation of facilities affecting leased office space in Richmond, Virginia and Mount Lebanon, Pennsylvania. Additionally, during 2002, the restructuring accrual was decreased by $0.7 million related to previous reorganization initiatives.

Regulatory Matters

Changes in gas industry regulation, which began in the mid-1980s at the federal level, has broadened to retail customers at the state level. Large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution's facilities for transportation services for many years. This opportunity to choose an alternative supplier has been migrating into the small commercial and residential customer classes with approved or pilot transportation programs being used in 8 of the 9 states served by Gas Distribution. As of December 31, 2002, approximately 0.7 million of Gas Distribution's residential and commercial customers had selected an alternate supplier.

Gas Distribution continues to explore customer choice opportunities through regulatory initiatives in all of its jurisdictions. While these programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Gas Distribution expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, the Gas Distribution subsidiaries are sometimes left with pipeline capacity they have contracted for, but no longer need. The state commissions in jurisdictions served by Gas Distribution are at various stages in addressing these issues and other transition considerations. Gas Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering transition costs include incentive sharing mechanisms, reducing levels of reserved pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

In December 1999, the Public Utilities Commission of Ohio (PUCO) approved a request from Columbia Gas of Ohio that extends Columbia of Ohio's Customer CHOICE(SM) program through October 31, 2004, freezes base rates through October 31, 2004 and resolves the issue of transition costs from pipeline capacity. Under the agreement, Columbia of Ohio assumes total financial risk for mitigation of transition capacity costs at no additional cost to customers. Columbia of Ohio has the opportunity to utilize non-traditional revenue sources as a means of offsetting the costs.

On November 20, 2001, the PUCO issued final rules to implement the provisions of choice legislation enacted by the Ohio General Assembly on March 27, 2001. The rules have been approved by a Joint Committee on Agency Rule Review of the Ohio Legislature, and were effective on July 5, 2002. The new rules establish the process for PUCO certification and regulation of competitive retail natural gas suppliers, establish minimum service standards for competitive natural gas suppliers, and specify the procedures for establishment of governmental aggregation programs, in which consumers have the right to "opt-out" of the program. Columbia of Ohio filed tariffs incorporating the rules on November 1, 2002. A number of communities in the service territory of Columbia of Ohio have passed aggregation initiatives in recent elections. There are approximately 0.2 million eligible customers

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

in these communities. Two communities began governmental aggregation in late 2002 and it is anticipated that other communities will begin the governmental aggregations in 2003.

As part of the Kentucky Public Service Commission (KPSC) order approving the acquisition of Columbia, Columbia Gas of Kentucky, Inc. (Columbia Gas of Kentucky) was required to file a rate case that included an estimate of net merger savings and a mechanism to reflect merger savings on customers' bills. On May 1, 2002, Columbia Gas of Kentucky filed a general rate case, requesting an increase in revenue of approximately $2.5 million or 4% of annual operating revenues including the net merger savings. On September 30, 2002, Columbia Gas of Kentucky and all other parties of record in this proceeding filed a settlement with the KPSC. The settlement was approved by the KPSC on December 13, 2002. The settlement reduces Columbia Gas of Kentucky's base rates by $7.8 million, with $0.5 million of the reduction recovered through a tracking mechanism to cover the costs of a program to support low-income customers. The changes become effective in March 2003.

In November 2001, Northern Utilities New Hampshire (NUNH) filed a general rate case requesting an increase in revenue of approximately $3.8 million or 7% of annual operating revenues. In February 2002, NUNH received approval of interim rates, designed to generate an additional $2.3 million in revenues annually, to be applied to gas consumed on and after February 7, 2002. In September 2002, NUNH and all parties in this proceeding filed a settlement with the New Hampshire Public Utilities Commission (NHPUC) that will increase rates by approximately $1.1 million. On October 28, the NHPUC issued an order approving the settlement, with new permanent rates effective as of November 1, 2002. NUNH will refund to customers approximately $0.5 million which is the difference between the revenue collected from the interim increase, generated from temporary rates, (reduced by the approved rate case expenses) and the lower revenues based on the permanent rates for the period from February 7 to November
1. The net amount will be refunded to customers over the 12-month period from November 2002 through October 2003.

On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing on August 29, 2002. The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Another party has filed testimony indicating that some gas costs should not be recovered. A hearing is scheduled for March 13, 2003. Management intends to vigorously oppose any efforts to reduce the recovery of gas costs.

FERC Order 637

The FERC issued Order 637 on February 9, 2000. The order sets forth revisions to the previous regulatory framework to improve the competitiveness and the efficiency of the interstate natural gas transportation market. It effects changes in regulations relating to scheduling procedures, pipeline penalties, pricing transparency, new pipeline service offerings, capacity release capabilities, new reporting requirements and various other service-related issues intended to enhance competition in the industry. Since the order was issued, pipelines have made pro forma filings to comply. Gas Distribution has actively engaged in settlement discussions with all of its pipeline suppliers as well as with other major customers on those pipeline systems in an effort to resolve pertinent issues.

To date, only a few of Gas Distribution's pipeline suppliers have been able to reach an agreement with customers and implement FERC-approved settlements. Most of the major pipeline suppliers to Gas Distribution made revised pro forma compliance filings, which have been approved by FERC, but have not been implemented because of pending requests for rehearing. Also, as a result of a legal challenge to Order No. 637, the D.C. Circuit Court of Appeals reversed and remanded to FERC some aspects of Order No. 637, but did not upset Order No. 637 generally or require broad changes to how pipelines implement the rule.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Based upon orders from FERC on some pipelines' compliance filings and the slowed progress by FERC, Gas Distribution believes that full implementation of Order 637 will not generally begin to take place prior to the winter of 2003 - 2004. Additionally, based upon Gas Distribution's experience to date and FERC's guidance regarding the effect of Order No. 637 on various aspects of pipeline operations, as well as the degree of compromise that occurred from all segments of the industry, management believes that while full implementation of Order No. 637 will result in some additional competition for Gas Distribution with regard to gas supply cost management and competition from market entrants that do not have "supplier of last resort" obligations, it will not have a material effect upon Gas Distribution costs, operations, or income.

Environmental Matters

REMEDIATION. Several Gas Distribution subsidiaries are "potentially responsible parties" (PRPs) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant (MGP) sites which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution subsidiaries may be required to share in the cost of clean up of such sites. In addition, some Gas Distribution subsidiaries have corrective action liability under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks and under the Toxic Substances Control Act for clean up of polychlorinated biphenyls released at various facilities.

Gas Distribution subsidiaries are parties to or otherwise involved in clean up of three waste disposal sites under Superfund or similar state laws. For one of these sites the potential liability is de minimis and, for the other two, the final costs of clean up have not yet been determined. As site investigations and clean-ups proceed and as additional information becomes available, the waste disposal site liability is reviewed and adjusted, as necessary.

A program has been instituted to identify and investigate former MGP sites where Gas Distribution subsidiaries or predecessors are the current or former owner. The program has identified 84 such sites. Initial investigation has been conducted at 40 sites. Of these sites, additional investigation activities have been completed or are in progress at 34 sites and remedial measures have been implemented or completed at 21 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Security Exchange Commission's Staff Accounting Bulletin No. 92 (SAB No. 92) which covers accounting and disclosures relating to loss contingencies, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP No. 96-1).

As of December 31, 2002, a reserve of approximately $65.9 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response actions required, after consideration of insurance coverage, contributions from other PRPs and rate recovery, will not have a material effect on its financial position.

Market Conditions

In the winter of 2000-2001, U.S. wellhead gas prices peaked at over $8.00 per dekatherm (Dth). The unprecedented high prices were due primarily to tight supply and increased demand during this period. Demand was higher than in previous periods due to the continued economic expansion in 2000, proliferation of gas-fired electric generation and record cold weather during November and December 2000. Lower production coupled with increased demand resulted in lower storage levels of natural gas entering the 2000-2001 winter heating season.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

The economic slowdown during 2001 contributed to lower demand. Reduced industrial production and fuel switching (to coal, heating oil and distillate) resulted in industrial throughput falling 25% from its peak of over 400 billion cubic feet (Bcf). The steel industry, which has historically represented over two-thirds of the industrial throughput in Indiana and over one-third of the industrial throughput in the major markets of Ohio, Pennsylvania and Kentucky, was particularly hard hit with a number of companies filing for bankruptcy.

Responding to higher natural gas prices, producers increased drilling activity, recording a record number of natural gas well completions during 2001. The increased production from these new wells along with the 2001 economic slowdown combined to create a brief period of excess gas supplies. These factors coupled with a near-record warm 2001-2002 winter heating season resulted in prices for the 2001-2002 winter declining to levels generally experienced during the 1990s. As natural gas prices in 2001 began declining, producers reduced the number of drilling rigs in operation. This reduction in active drilling rigs resulted in fewer wells being drilled and a decline in production during the latter part of 2002. Responding to lower drilling activity and increased demand from natural gas fired electric generation facilities, natural gas prices began to increase in early 2002 and continued to increase through the end of the year.

Spot prices for the current winter period as represented by prices on the NYMEX, are in the $4.00-$6.00/Dth range, significantly higher than the prices experienced during the 2001-2002 winter season. Entering this winter, storage levels were near the top of the five-year range; however, concerns over lower levels of natural gas production and near-normal temperatures have sustained higher prices. Mid-way through the 2002-2003 winter season natural gas storage has returned to levels slightly below the trailing five-year average. Given the reduced level of storage and lower projected production, natural gas prices are expected to continue at or near their current level through this winter heating season. To date, the higher prices of late 2002 and early 2003 have not resulted in indications of increased levels of drilling. Recent drilling activity has been relatively stable from mid-year 2002 at levels approximately one-third lower than the peak reached during 2001.

All NiSource Gas Distribution companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the balance sheet to be included in future customer billings.

The Gas Distribution companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of its service territory, the sale of products and services in its service territories and gas supply cost incentive mechanisms for service to its core markets. The upstream products are made up of transactions that occur between the Gas Distribution company and a buyer for the sales of unbundled or rebundled gas supply and capacity products. The on-system services are offered by NiSource to customers and include products such as the transportation and balancing of gas on the Gas Distribution company system. The incentive mechanisms give the Gas Distribution companies an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions vary by operating company with some sharing the benefits with customers and others using these revenues to mitigate transition costs occurring as the result of choice programs described above under "Regulatory Matters."

Capital Expenditures

The Gas Distribution segment's net capital expenditure program was $196.4 million in 2002 and is projected to be approximately $195.6 million in 2003. New business initiatives totaled approximately $81.5 million in 2002 and are expected to be $77.3 million in 2003. The remaining expenditures are for modernizing and upgrading facilities.

Weather

Weather in the Gas Distribution service territories for 2002 was 7% warmer than normal and 6% colder than 2001 increasing net revenues by approximately $21.8 million over 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

In 2001, weather in the Gas Distribution service territories was 13% warmer than normal. This negatively impacted the deliveries primarily to residential and commercial customers by approximately 36.0 million dekatherms (MDth) versus 2000 and reduced net revenues by approximately $63.0 million.

Throughput

Total volumes sold and transported of 923.8 MDth for 2002 decreased 83.0 MDth from 2001. This decrease was primarily due to a decrease in off-system sales.

For 2001, total volumes sold and transported of 1,006.8 MDth increased 467.4 MDth from 2000. The acquisition of Columbia contributed 550.8 MDth of additional throughput. This increase was partially offset by the impact of the economic decline on industrial demand, primarily from the steel industry. Additionally, the warmer weather reduced current period throughput by 35.7 MDth.

Net Revenues

Net revenues for 2002 were $1,388.8 million, down $3.6 million from 2001 mainly as a result of a decrease in off-system sales and incentive programs amounting to $24.3 million, mostly offset by $21.8 million as a result of colder weather as compared to 2001.

Net revenues for 2001 were $1,392.4 million, up $656.4 million over 2000. The acquisition of Columbia generated higher net revenues of $662.8 million, partially offset by warmer weather.

Operating Income

For the twelve months ended December 31, 2002, operating income for the Gas Distribution operations was $459.1 million, an increase of $78.3 million over the same period in 2001. The increase was a result of favorable weather of $21.8 million and $81.9 million from lower operating expenses, mainly resulting from discontinuing the amortization of goodwill of $42.8 million, $24.5 million of insurance recoveries for environmental expenses, decreased employee-related and support services expenses resulting from reorganization initiatives of $19.3 million and reductions of $9.2 million in reduced uncollectible customer accounts and other customer related expenses. The favorable variances were partially offset by a decrease of $24.3 million in off-system sales and incentive programs.

For the twelve months ended December 31, 2001, operating income for the Gas Distribution operations was $380.8 million, an increase of $139.8 million over the same period in 2000, reflecting the benefit of twelve months of Columbia operations compared to two months in 2000. The increase was tempered by record setting, warmer-than-normal weather that reduced operating income by approximately $63.0 million, a $36.0 million increase in amortization of goodwill associated with the acquisition of Columbia and $23.4 million for restructuring costs. In addition, uncollectibles increased $13.1 million over the prior year, primarily resulting from the higher cost of gas during the 2000-2001 winter heating period. The negative variance was reduced by the impact of a favorable order that allows for regulatory treatment of customer bad debts totaling approximately $19.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS

  Year Ended December 31, (in millions)           2002            2001            2000
-----------------------------------------       --------        --------        --------
OPERATING REVENUES
   Transportation Revenues                      $  730.4        $  756.7        $  199.9
   Storage revenues                                178.9           178.9            29.9
   Other revenues                                   12.9            28.1             1.8
                                                --------        --------        --------
Total Operating Revenues                           922.2           963.7           231.6
Less: Cost of gas sold                              47.8            80.1            62.5
                                                --------        --------        --------
Net Revenues                                       874.4           883.6           169.1
                                                --------        --------        --------
OPERATING EXPENSES
   Operation and maintenance                       316.2           321.0            68.8
   Depreciation and amortization                   109.4           161.4            27.7
   (Gain) on sale or impairment of assets           (2.2)             --            16.9
   Other taxes                                      52.7            52.2            10.0
                                                --------        --------        --------
Total Operating Expenses                           476.1           534.6           123.4
                                                --------        --------        --------
Operating Income                                $  398.3        $  349.0        $   45.7
                                                ========        ========        ========

THROUGHPUT (MDTH)
Columbia Transmission
   Market Area                                   1,043.8           970.2           285.0
Columbia Gulf
   Mainline                                        614.4           626.3           114.2
   Short-haul                                      146.9           184.7            28.8
Columbia Deep Water                                  0.7             2.9             0.1
Crossroads Gas Pipeline                             29.2            37.4            40.7
Granite State Pipeline                              33.2            29.1            36.4
Intrasegment eliminations                         (553.9)         (609.3)         (109.8)
                                                --------        --------        --------
Total                                            1,314.3         1,241.3           395.4
                                                --------        --------        --------

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium), in which Columbia Transmission is participating and will serve as developer and operator, will transport western gas supplies to northeast and mid-Atlantic markets. The 442-mile pipeline will connect to Canadian facilities at a new Lake Erie export point and transport approximately 700 MDth per day to eastern markets. In August 2001, TransCanada Pipelines Ltd. and St. Clair Pipelines, Ltd., the sponsors of the proposed upstream Canadian facilities to the Lake Erie export point, withdrew their pending applications before Canada's National Energy Board for approval of the proposed facilities, without prejudice to refiling at a later date. The withdrawal notice cited the delays encountered in Millennium's FERC proceedings. On December 19, 2001, the FERC issued a certificate approving the construction and operation of the pipeline, subject to a number of conditions, including a condition that construction may not commence until any necessary Canadian authorizations were obtained. Rehearing requests were filed on January 18, 2002.

On September 19, 2002, the FERC issued its order granting final certificate authority for the project. The order largely supports the finding of the December 19, 2001 certificate order and holds that the FERC adequately complied with the requirements of the National Environmental Policy Act in approving the project. The order specifies that Millennium may not begin construction until the required approvals from Canada's National Energy Board and other agencies are received and certain environmental and other conditions are met. One such condition is compliance with the Coastal Zone Management Act, which is administered by the State of New York's Department of State (NYDOS). NYDOS has determined that the project is not consistent with the Act, and Millennium has appealed that decision to the United States Department of Commerce. To date, a number of shippers have signed agreements for a portion of the available capacity. Millennium is in ongoing discussions with potential shippers regarding the extent and timing of their needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

The sponsors of the proposed Millennium project are Columbia Transmission, Westcoast Energy, Inc. (subsidiary of Duke Energy Corp.), TransCanada Pipe Lines Ltd. and MCN Energy Group, Inc. (subsidiary of DTE Energy Co.).

Transportation for New Electric Generation Projects

Columbia Transmission received approval from the FERC to construct facilities to provide service at levels up to 560 MDth per day to three electric generating facilities scheduled to be in service in 2003. Due to market conditions, customers at two of the proposed electric generation facilities have elected to terminate underlying contracts for service, and plans for these facilities have been terminated. However, Columbia's plans to serve a 1,020-megawatt generating facility in Maryland with up to 270 MDth per day are progressing, and service is anticipated to begin in 2003.

Pipeline Firm Service Contracts

Since implementation of Order 636 in the early 1990's, the services of Columbia Transmission and Columbia Gulf have consisted of open access transportation services, and open access storage services in the case of Columbia Transmission. These services are provided primarily to LDC's, and compete to some degree with comparable services provided by other interstate pipelines. The majority of the firm contracts that were restructured in Order 636 expire in late 2004. Customer decisions on capacity re-subscription are affected by many factors, including decisions by state regulators on the treatment of pipeline capacity agreements in the context of LDC unbundling proceedings. The companies have commenced the process for negotiating for re-subscription of the firm capacity.

Restructuring

During the third quarter of 2002, NiSource carried out a new reorganization initiative, which resulted in the elimination of approximately 450 positions throughout all NiSource segments mainly affecting executive and other management-level employees. During 2002, Gas Transmission and Storage accrued approximately $14.8 million of salaries, benefits and facilities costs associated with the reorganization initiative.

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

Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5. As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. During 2002, Columbia Transmission completed a sufficient number of the characterization reports and remediation plans to adjust its original estimate for the entire program. As a result, the liability was reduced by $15.5 million. The estimate may be adjusted as additional work is completed consistent with SAB No. 92, SFAS No. 5, and SOP No. 96-1.

Columbia Transmission and Columbia Gulf are PRPs at several waste disposal sites. The potential liability is believed to be de minimis, however, the final allocation of clean-up costs has yet to be determined. As site investigations and clean-ups proceed and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted.

At December 31, 2002, the remaining environmental liability recorded on the balance sheet of Gas Transmission was $61.3 million. Future expenditures will be charged against the previously recorded liability. A regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on NiSource's operations, liquidity or financial position, based on known facts, existing laws, regulations, Columbia Transmission's cost recovery settlement with customers and the time period over which expenditures will be made.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Lost and Unaccounted For Gas

On March 28, 2002, the FERC issued an order affirming its earlier holdings rejecting challenges to Columbia Transmission's ability to recover certain lost and unaccounted-for gas in its annual Retainage Adjustment Mechanism (RAM) filing. In addition, the FERC had previously directed Columbia Transmission to file information requested by interveners in its last annual RAM proceeding. Columbia Transmission provided the information in the annual filing made on March 1, 2002. On September 10, 2002, the FERC issued an order accepting the information filed by Columbia Transmission. This order effectively closed Columbia Transmission's 2001 and 2000 RAM proceedings.

Storage Base Gas Sales

Base gas represents storage volumes that are maintained to ensure that adequate pressure exists to deliver current gas inventory. As a result of ongoing improvements made in its storage operations, Columbia Transmission determined that a portion of these storage volumes were no longer necessary to maintain deliverability. Columbia Transmission sold 2.0 MDth and 5.4 MDth of storage base gas volumes during 2002 and 2001, respectively. These sales resulted in pre-tax gains of $2.9 million and $11.4 million in 2002 and 2001, respectively.

Long-Term Notes Receivable

In 1999, Columbia Transmission sold certain gathering facilities to a third party for approximately $22 million. The buyer executed a promissory note, which provides for payment of the purchase price to Columbia Transmission over a five-year period. In the second quarter of 2002, an appropriate reserve was recorded against the receivable in light of the failure to receive timely payments from the counterparty. During the third quarter, management was able to negotiate a new payment schedule and secure a guarantee from the third party's parent company as security for the note. At December 31, 2002, the balance of the note was $8.8 million.

Capital Expenditure Program

The Gas Transmission and Storage segment's net capital expenditure program was $128.0 million in 2002 and is projected to be approximately $135.7 million in 2003. New business initiatives totaled approximately $27.0 million in 2002 and are expected to be $30.3 million in 2003. The remaining expenditures are for modernizing and upgrading facilities.

Throughput

Columbia Transmission's throughput consists of transportation and storage services for LDCs and other customers within its market area, which covers portions of northeastern, mid-Atlantic, midwestern, and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to Leach, Kentucky and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana. Crossroads serves customers in northern Indiana and Ohio and Granite State provides service in New Hampshire, Maine and Massachusetts.

Throughput for the Gas Transmission and Storage segment totaled 1,314.3 MDth for 2002, compared to 1,241.3 MDth in 2001. The increase of 73.0 MDth reflected slightly colder weather in 2002 and an increase in market demand.

Throughput for the Gas Transmission and Storage segment totaled 1,241.3 MDth for 2001, compared to 395.4 MDth in 2000. The increase of 845.9 MDth primarily reflected the addition of Columbia Transmission and Columbia Gulf as a result of the acquisition of Columbia.

Net Revenues

Net revenues were $874.4 million for 2002, a decrease of $9.2 million from 2001. The decrease was primarily due to an $8.5 million reduction in gains on the sales of storage base gas that occurred in the 2002 and 2001 periods.

Net revenues were $883.6 million for 2001, an increase of $714.5 million from 2000 due to the inclusion of Columbia's operations for a full twelve months in 2001 compared to two months in 2000. Also contributing to the increase was a gain of $11.4 million from the sale of base gas.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Operating Income

Operating income of $398.3 million in 2002 increased $49.3 million from 2001. The increase was due primarily to the effects of discontinuing the amortization of $50.3 million of goodwill, a $10.0 million reduction in reserves for estimated environmental expenditures and lower employee-related and support services expenses approximating $13.6 million. The favorable impacts were partly offset by $8.5 million from lower gains on the sales of storage base gas that occurred in the 2002 and 2001 periods and expenses related to NiSource's reorganization initiatives totaling $14.8 million.

Operating income of $349.0 million in 2001 increased $303.3 million from 2000. This increase was due primarily to the inclusion of Columbia's operations for twelve months, partially offset by an increase of $42.2 million for the amortization of goodwill related to the Columbia acquisition. In addition, the 2001 results compare favorably to 2000 due to a gain of $11.4 million on the sale of storage base gas and the negative impact for an asset impairment recognized in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS

Year Ended December 31, (in millions)          2002              2001              2000
-------------------------------------       ----------        ----------        ----------
NET REVENUES
   Sales revenues                           $  1,137.4        $  1,064.5        $  1,072.7
   Less: Cost of sales                           369.0             277.6             274.6
                                            ----------        ----------        ----------
Net Revenues                                     768.4             786.9             798.1
                                            ----------        ----------        ----------
OPERATING EXPENSES
   Operation and maintenance                     222.8             223.3             234.3
   Depreciation and amortization                 172.2             166.8             162.8
   Other taxes                                    51.1              56.1              48.0
                                            ----------        ----------        ----------
Total Operating Expenses                         446.1             446.2             445.1
                                            ----------        ----------        ----------
Operating Income                            $    322.3        $    340.7        $    353.0
                                            ==========        ==========        ==========

REVENUES ($ IN MILLIONS)
   Residential                                   309.5             295.7             291.1
   Commercial                                    297.2             292.9             282.2
   Industrial                                    393.6             404.0             413.8
   Wholesale                                      92.9              29.6              51.1
   Other                                          44.2              42.3              34.5
                                            ----------        ----------        ----------
Total                                          1,137.4           1,064.5           1,072.7
                                            ----------        ----------        ----------

SALES (GIGAWATT HOURS)
   Residential                                 3,228.4           2,956.9           2,953.3
   Commercial                                  3,618.3           3,446.3           3,375.9
   Industrial                                  8,822.4           8,935.5           9,494.9
   Wholesale                                   2,983.5             845.0           1,546.9
   Other                                         123.3             127.6             121.9
                                            ----------        ----------        ----------
Total                                         18,775.9          16,311.3          17,492.9
                                            ----------        ----------        ----------

COOLING DEGREE DAYS                              1,015               801               693
NORMAL COOLING DEGREE DAYS                         792               792               792
% WARMER (COLDER) THAN NORMAL                       28%                1%              (13%)

ELECTRIC CUSTOMERS
   Residential                                 384,891           381,440           379,908
   Commercial                                   48,286            47,286            46,638
   Industrial                                    2,577             2,643             2,663
   Wholesale                                        22                23                37
   Other                                           799               801               806
                                            ----------        ----------        ----------
Total                                          436,575           432,193           430,052
                                            ----------        ----------        ----------

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes. These changes will continue to have an impact on Electric Operations' structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to improve operating efficiencies in this changing environment and improve the transmission interconnections with neighboring electric utilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

The economic situation in the steel and steel-related industries continues to have an impact on electric sales. The Indiana facilities of LTV Corporation
(LTV), which declared bankruptcy, were acquired by International Steel Group
(ISG) in early 2002. Production levels at the ISG plant have gradually increased during 2002 but were down overall for the year, resulting in decreased sales. Although sales to the steel industry remained lower than normal, overall sales to the steel industry increased 67.3 gigawatt hours (gwh) during the 2002 period as compared with 2001.

Restructuring

During the third quarter of 2002, NiSource carried out a new reorganization initiative, which resulted in the elimination of approximately 450 positions throughout all NiSource segments mainly affecting executive and other management-level employees. During 2002, Electric Operations accrued approximately $2.5 million of salaries and benefits associated with the reorganization initiative. Additionally, during 2002, the restructuring accrual was reduced by $3.5 million related to previous reorganization initiatives.

Regulatory Matters

On June 20, 2002, a settlement agreement was filed with the IURC regarding the Northern Indiana electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Pursuant to the IURC order, Northern Indiana, as authorized, began to amortize one-half of its expenses for this proceeding over a 49-month period. The remaining expenses were charged to income in the third quarter of 2002.

On October 23, 2002, the IURC denied a petition for reconsideration of the settlement order filed on October 15, 2002 by fourteen residential customers. Therefore, Northern Indiana electric customers began to receive credits starting with their November monthly bill. The November bill included credits for the customers' consumption beginning on July 1, 2002. Credits amounting to $28.1 million were recognized for electric customers for 2002. In addition, the order required Northern Indiana to establish and fund an escrow account to cover the litigation costs of certain of the parties to the electric rate review. The escrow account was established and fully funded with $1.8 million in the fourth quarter. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizen Action Coalition of Indiana and the fourteen residential customers.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which requires a sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2002 taking exception to Northern Indiana's proposed sharing calculation. The proposed calculation prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana has filed with the IURC, a request for a rehearing and reconsideration of the order in that proceeding. Northern Indiana believes its calculation for the amount of sharing is appropriate. Regardless of the outcome, the settlement of this issue will not have a material impact on NiSource's financial position or results of operations.

In 1999, the FERC issued Order 2000 addressing the formation and operation of RTOs. On February 28, 2001, Northern Indiana joined the Alliance RTO. On December 18, 2001, the IURC issued an order denying Northern Indiana's request to transfer functional control of its transmission facilities to the Alliance RTO. On December 20, 2001, the FERC reversed prior orders that had preliminarily approved the Alliance RTO and concluded that the Alliance RTO failed to meet Order 2000's scope and configuration requirements. FERC ordered the Alliance RTO companies, including Northern Indiana, to pursue membership in the Midwest Independent System Operator (MISO). On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an independent transmission company. The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the independent transmission company (ITC), which includes Northern Indiana, signed an agreement with MISO. Northern Indiana has expended approximately $8.2 million related to joining an RTO. NiSource believes that the amounts spent will be reimbursed as a result of the finalization of the ITC agreement and FERC approval.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause. The Fuel Adjustment Clause provides for costs to be collected if they are below a cap that is set based upon the costs of Northern Indiana's most expensive generating unit. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker (PPT). The PPT would allow recovery of all costs related to purchasing electricity for use by Northern Indiana's customers on a periodic basis. No actions have been taken by the IURC on this filing.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). On June 20, 2002, Northern Indiana and the Office of Utility Consumer Counselor filed an ECT Stipulation and Settlement Agreement (ECT Settlement Agreement), which resolved all issues in the proceeding. Under the ECT Settlement Agreement, Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. The IURC approved the settlement on November 26, 2002. Northern Indiana made its initial filing for the ECT in February 2003.

In 1995 Northern Indiana filed an Open Access Transmission Tariff (OATT) in FERC Docket No. ER96-399 with FERC as required in FERC Order No. 888. The OATT established, subject to refund, rates that Northern Indiana could charge all of its customers for transmission of electric power across Northern Indiana's electric transmission facilities. The FERC established an administrative proceeding before one of its administrative law judges to examine the filing and to inquire into the appropriateness of the rates. Although the proceeding continued to litigation with regard to certain customers, Northern Indiana reached a settlement with its largest transmission customer, Wabash Valley Power Association (WVPA), which established rates to be charged to WVPA and eliminated any refund liability on behalf of Northern Indiana for transmission service provided to WVPA. In the remaining portion of the proceeding, on December 30, 2002, the FERC issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana regarding its OATT, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order. Thus under FERC procedures, Northern Indiana is required to submit a compliance filing, currently due by March 17, 2003 which will establish rates and services in compliance with the FERC's order and report on the magnitude of any refund liability resulting to Northern Indiana as a result of the proceeding. Northern Indiana is in the process of determining the refund liability resulting from the FERC Opinion.

Environmental Matters

AIR. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with EPA's NOx State Implementation Plan (SIP) call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. The NOx emission limitations in the Indiana rules are more restrictive than those imposed on electric utilities under the Clean Air Act Amendments of 1990 (CAAA) acid rain NOx reduction program. Compliance with the NOx limits contained in these rules is required by May 31, 2004. Northern Indiana plans to install Selective Catalytic Reduction NOx reduction technology at each of its active generating stations to comply with the rules and estimates capital costs will range from $200 to $250 million. Actual compliance costs may vary depending on a number of factors including market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. These rules were widely challenged. On March 26, 2002, the United States Court of Appeals for the D.C. Circuit largely upheld the ambient air standards as challenged. Consequently, designation of areas not attaining the standards, promulgation of rules specifying a compliance level, compliance deadline, and controls necessary for compliance will be completed over the next few years, which will likely change air emissions compliance requirements. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations). The EPA and state regulatory authorities will set final implementation requirements. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA, and are currently not reasonably estimable. NiSource will continue to closely

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

monitor developments in this area. However, the exact nature of the impact of the new standards on its operations will not be known for some time.

During 1999, the EPA initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the CAAA and subsequently has issued additional information collection requests to many other utilities. Northern Indiana has also received and responded to information requests from the EPA on this subject over the last two years, most recently in June 2002. At this time, NiSource is unable to predict the result of EPA's review of Northern Indiana's information responses.

In November 2002, EPA announced reforms to the New Source Review rules that include two components. The first, a final rule, does not appear to significantly impact Northern Indiana. However, upon official publication of the rules by EPA on December 31, 2002, nine northeastern states filed a legal challenge against the final rule in the U.S. District Court of Appeals for District of Columbia. The second component is a proposed rule that is subject to further public comment and revision before finalization; therefore, Northern Indiana is unable at this time to evaluate its potential impacts on operations. Northern Indiana will continue to closely monitor the developments related to both rules for potential impacts.

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

The EPA is in the process of developing a program to address regional haze. The new Bush administration announced that the EPA would move forward with rules that mandate the states to require power plants built between 1962 and 1977 to install the "best available retrofit technology" (BART). The BART program will target for control by 2013 those pollutants that limit visibility, namely particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with these rules.

WATER. The Great Lakes Water Quality Initiative (GLI) program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. As promulgated, the regulations would provide the Indiana Department of Environmental Management (IDEM) with the authority to grant water quality criteria variances and exemptions for non-contact cooling water. However, the EPA revised the variance language and other minor provisions of IDEM's GLI rule. The EPA by and large left the non-contact cooling water exemption intact; however, a separate agreement between the EPA and IDEM on interpretation of this exemption still leaves uncertainty as to its impact. The EPA change to the variance rule prompted litigation by the affected industrial parties and an agreement on the non-contact cooling water exemption has been reached with EPA/IDEM. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending issuance of these permits, the costs of complying with there requirements cannot be predicted at this time.

REMEDIATION. Northern Indiana is a PRP at three waste disposal sites under CERCLA and similar state laws, and shares in the cost of their cleanup with other PRPs. At one site, the remediation plan has been implemented and long-term monitoring is ongoing. At another site, investigations are ongoing and final costs of clean up have not yet been determined. At the third site, Northern Indiana has recently entered into an EPA Administrative Order on Consent to perform a removal action in the vicinity of a third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal. EPA and IDEM are currently evaluating the potential for remedial action at this site.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

As investigations and clean-ups proceed at each of these sites, and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted. In addition, Northern Indiana has corrective action liability under the RCRA for closure and clean-up costs associated with treatment, storage and disposal sites. As of December 31, 2002, a reserve of approximately $1.2 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other PRPs and their financial viability and the extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response required will not have a material effect on the its financial position or results of operations.

Capital Expenditure Program

The Electric segment's net capital expenditure program was $197.8 million in 2002 and is projected to be approximately $214.5 million in 2003. Expenditures for 2002 included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance (NOx reduction), and additions to electric distribution systems related to new business. Estimated expenditures for 2003 are approximately $100.0 million for the NOx compliance program. The remaining expenditures are for new business initiatives and maintenance programs.

Sales

Electric sales for 2002 of 18,775.9 gwh increased 2,464.6 gwh compared to 2001 due to 27% warmer weather during the summer cooling season.

Electric sales for 2001 of 16,311.3 gwh decreased 1,181.6 gwh compared to 2000, due primarily to reduced industrial sales reflecting the economic downturn and steel industry bankruptcies, as well as reduced wholesale revenues, partially offset by the impact of warmer weather.

Net Revenues

Electric net revenues were $768.4 million for 2002, a decrease of $18.5 million from 2001, primarily as a result of $28.1 million in credits issued pertaining to the IURC electric rate review settlement and $5.2 million from decreased wholesale and wheeling net revenues. The unfavorable variance was partially offset by $14.8 million from warmer weather during the summer cooling season as compared to 2001.

Electric net revenues for 2001 of $786.9 million decreased by $11.2 million from 2000, primarily reflecting reduced deliveries to the industrial segment and reduced wholesale revenues, partially offset by warmer weather.

Operating Income

Operating income for 2002 was $322.3 million, a decrease of $18.4 million from 2001. The decrease was primarily a result of $28.1 million in credits issued pertaining to the IURC electric rate review settlement and $5.2 million from decreased wholesale and wheeling revenues, partially offset by $14.8 million from the favorable impact of warmer weather during the summer cooling season.

Operating income for 2001 was $340.7 million, a decrease of $12.3 million from 2000. The decrease was due to lower net revenues discussed above and higher operating expenses of $1.1 million. The 2001 operating expenses included increased uncollectible expenses of $2.4 million, restructuring charges of $5.2 million, and increased depreciation expense and property taxes, partially offset by decreased employee-related costs and reduced electric production operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS

Year Ended December 31, (in millions)           2002           2001           2000
---------------------------------------       --------       --------       --------
OPERATING REVENUES
   Gas revenues                               $  185.7       $  219.3       $   37.4
   Gathering revenues                             10.6           10.4            1.8
   Other revenues                                 10.4            3.0            1.4
                                              --------       --------       --------
Total Operating Revenues                         206.7          232.7           40.6
                                              --------       --------       --------
Operating Expenses
   Operation and maintenance                      82.1          100.2           21.2
   Depreciation and depletion                     66.7           63.1           11.0
   Loss on sale or impairment of assets            0.3             --             --
   Other taxes                                    15.9           17.5            3.0
                                              --------       --------       --------
Total Operating Expenses                         165.0          180.8           35.2
                                              --------       --------       --------
Operating Income                              $   41.7       $   51.9       $    5.4
                                              ========       ========       ========

GAS PRODUCTION STATISTICS
   AVERAGE SALES PRICE ($ PER MCF)
   U.S                                            3.45           4.04           3.98
   Canada                                         2.52           3.99           4.52

   PRODUCTION (BCF)
   U.S                                            54.2           54.0            9.5
   Canada                                           --            0.1             --
                                              --------       --------       --------
Total                                             54.2           54.1            9.5
                                              --------       --------       --------

OIL AND LIQUIDS PRODUCTION STATISTICS
   AVERAGE SALES PRICE ($ PER BBL)
     U.S                                         19.01          22.52          29.16
     Canada                                      22.81          23.63          36.28

   PRODUCTION (000 BBLS)
     U.S                                         201.6          212.9           24.9
     Canada                                        4.8           11.4            1.6
                                              --------       --------       --------
Total                                            206.4          224.3           26.5
                                              --------       --------       --------

Sale of Assets

On January 28, 2003, NiSource announced that its subsidiary CNR sold its interest in a natural gas exploration and production joint venture in New York State representing 39.3 Bcf in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. The assets of CNR's interest in the joint venture were reported as assets held for sale on the consolidated balance sheet at December 31, 2002. NiSource continues to seek opportunities to monetize the remaining exploration and production operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS (continued)

Forward Sale of Natural Gas

CNR has forward gas sales agreements with Mahonia II Limited (Mahonia). During 2002, CNR delivered 27.1 Bcf to Mahonia. Under the agreements, CNR has made the required physical deliveries in the past and has a remaining obligation to deliver 116.1 Bcf of natural gas to Mahonia through February 2006. Cash received in advance from sales of production to be delivered in the future was recorded as deferred revenue and is recognized as income upon delivery of the natural gas.

Deliveries for 2003 and beyond will be based on the following volumes and sales prices:

                                        2003           2004          After          Total
                                    --------       --------       --------       --------
Volumes to be delivered (Bcf)           44.0           41.5           30.6          116.1
Average sales price (per Mcf)       $   2.56       $   2.56       $   2.26       $   2.48
                                    --------       --------       --------       --------

Volumes

Gas production was 54.2 Bcf in 2002, remaining flat as compared with the prior year. Oil and liquids production was 206,400 barrels in 2002 and 224,300 barrels in 2001.

Gas production was 54.1 Bcf in 2001 and 9.5 Bcf in the last two months of 2000. Oil and liquids production was 224,300 barrels in 2001 and 26,500 barrels in the last two months of 2000. The production statistics for 2001 include a full year of production.

Operating Revenues

Operating revenues for the year of 2002 were $206.7 million, a decrease of $26.0 million over 2001, primarily due to lower prices related to increased sales of natural gas production to satisfy requirements under forward sales agreements.

Operating revenues for 2001 were $232.7 million, an increase of $192.1 million over 2000, primarily due to 2001 including twelve months of operations compared to two months in 2000.

Operating Income

Operating income for 2002 was $41.7 million, a decrease of $10.2 million over 2001, primarily due to lower prices related to increased sales of natural gas production to satisfy requirements under forward sales agreements partly offset by reduced expenses for dry hole costs and geological expenses of $17.8 million.

Operating income for 2001 was $51.9 million, an increase of $46.5 million over 2000, primarily due to the inclusion of twelve months of operations for the 2001 period compared to two months in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER

Year Ended December 31, (in millions)                  2002          2001          2000
                                                   --------      --------      --------
NET REVENUES
   Products and services revenue                   $1,329.9      $3,451.3      $2,774.4
   Less:  Cost of products purchased                1,250.8       3,324.6       2,575.2
                                                   --------      --------      --------
Net Revenues                                           79.1         126.7         199.2
                                                   --------      --------      --------
OPERATING EXPENSES
   Operation and maintenance                           82.9         155.6         128.3
   Depreciation and amortization                       26.4          10.2          23.4
   Loss (gain) on sale or impairment of assets         (5.8)          0.1         (40.6)
   Other taxes                                          9.9          14.6           7.7
                                                   --------      --------      --------
Total Operating Expenses                              113.4         180.5         118.8
                                                   --------      --------      --------
Operating Income (Loss)                            $  (34.3)     $  (53.8)     $   80.4
                                                   --------      --------      --------

Sale of Underground Locating and Marking Service

On January 28, 2002, NiSource sold all of the issued and outstanding capital stock of SM&P, a wholly-owned subsidiary of NiSource, to The Laclede Group, Inc. for $37.9 million. SM&P operates an underground line locating and marking service in ten midwestern states. In the first quarter of 2002, NiSource recognized an after-tax gain of $12.5 million related to the sale. The gain on the sale was reflected in Corporate.

Primary Energy

PROJECT STATUS. Primary Energy is currently involved in six projects that produce electricity, steam or thermal energy on the sites of industrial customers. Five projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees or processing fees. One project, Whiting Clean Energy, uses natural gas to produce electricity for sale in the wholesale markets and is expected to provide steam for industrial use. In addition, a subsidiary of Primary Energy is a 50% partner in a partnership that operates a coal pulverization facility. Two projects (Ironside and North Lake) are owned by subsidiaries of Primary Energy, while the remaining facilities are owned by unaffiliated special purpose entities and leased by Primary Energy subsidiaries.

Primary Energy's Whiting Clean Energy project at BP's Whiting, Indiana refinery incurred delays primarily associated with remediating damage that occurred during commissioning in September 2001. The delays also resulted in an increase in estimated project costs. In addition, the facility is not able at this time to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy is seeking recovery of damages from the engineering, procurement and construction contractor and the insurance provider for the delays and necessary plant modifications. The engineering, procurement and construction contractor has asserted that it fully performed under its contract and is demanding payment of the full contract price plus additional amounts for remediation. Whiting Clean Energy and the contractor were engaged in a dispute resolution process, as prescribed under their contract, relating to these claims. However on December 31, 2002 the contractor filed a complaint with the court to have the claim adjudicated in that court rather than the arbitration process prescribed by contract. The complaint also seeks to force foreclosure on the facility if the mechanics liens remain unsatisfied. Primary Energy will seek to compel the issues to be arbitrated.

The Whiting project was placed into service in 2002. Primary Energy estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2002, the after-tax loss was $20.9 million. For 2003, the after-tax loss is projected to be approximately $27.6 million. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER (CONTINUED)

Primary Energy's Ironside project at LTV's East Chicago, Indiana mill was negatively impacted during 2002 by LTV's decision in December 2001 to idle the mill. On April 12, 2002, LTV completed the sale of the mill to ISG, which re-started operations during the second and third quarters. On September 27, 2002, Ironside and ISG entered into a letter of intent for a 15-year agreement for Ironside to lease the facility to ISG. On September 10, 2002, a subsidiary of Primary Energy purchased the assets of the project for $65.9 million from the special purpose entity that financed the project. On October 31, 2002 Ironside and ISG entered into an interim agreement that provided for the operation of the facility and payment of fees going forward. Full production is expected early in 2003.

The lease at Primary Energy's North Lake project expired in December 2002 and a subsidiary of Primary Energy purchased the project from the lessor for approximately $38.0 million.

National Steel Corp. (National) receives electricity, steam and hot water from Primary Energy's Portside project. On March 6, 2002, National filed for bankruptcy protection. Currently, National is evaluating its options for its agreements related to the Portside project. National has paid post-petition fees due to date. Pre-petition tolling and other fees not paid total $0.7 million. Additionally, Primary Energy has not received the air permit for which it filed in 1998. Although Primary Energy believes that issuance of the permit is imminent, it does not believe that the permit will be received prior to March 31, 2003 as required in the project financing agreements. Absent attainment of the air permit by the required date, the debt holders could cause acceleration of the underlying debt requiring immediate payment of the unamortized funding which is otherwise due at the end of 2003. Primary Energy is currently pursuing a waiver of the acceleration provision. The unamortized funding for the Portside project is $62.6 million.

ACCOUNTING ISSUES. Most of the Primary Energy projects were initially structured as synthetic leases where the lessors are special purpose entities and Primary Energy subsidiaries act as the lessees. Prior to June 30, 2002, the assets and related debt associated with these projects were not included in NiSource's consolidated financial statements, which treatment was approved by NiSource's former independent public accountants. However, during the review of the second quarter 2002, NiSource determined in consultation with Deloitte & Touche, its independent public accountants, that certain language contained in the operative agreements for four of the projects did not support characterization of those transactions as off-balance-sheet operating leases under EITF Issue No. 97-1, "Implementation Issues in Accounting for Lease Transactions, Including Those Involving Special Purpose Entities" (EITF No. 97-1) and EITF No. 97-10 "The Effect of Lessee Involvement in Asset Construction" (EITF No. 97-10). Certain provisions in the operative documents for two transactions (Whiting Clean Energy, which was placed into service in early 2002 and Ironside, which was placed into service January 1, 2002), which were subject to EITF No. 97-10, could be interpreted to transfer substantial construction period risks to the lessee, resulting in the lessee being deemed the owner of the projects. Certain provisions in the other two leases (Cokenergy and Portside) could be interpreted to require the inclusion of certain default-related obligations in minimum lease payments, resulting in the characterization of those leases as capital leases.

As a result of this determination, NiSource changed the characterization of the leases associated with the four projects from synthetic leases to two owned assets and two capital leases for financial reporting purposes. Subsequently, during the third quarter a subsidiary of Primary Energy purchased the assets related to Ironside and during the fourth quarter, a subsidiary of Primary Energy purchased the assets of another Primary Energy project (Northlake). Due to the change in the lease characterization and purchase of the Ironside and North Lake project assets, Primary Energy has recognized approximately $593.0 million of assets and a corresponding amount of related debt on its balance sheet at December 31, 2002. The impact on the results of operations for prior periods due to the revised characterization was immaterial. The recognition of the debt did not alter NiSource's compliance with its debt covenants and is consistent with the treatment of such leases by the rating agencies in the analysis of NiSource's credit ratings.

For the single leased project not affected by EITF No. 97-1 and EITF No. 97-10, NiSource has not included the assets or related debt associated with the facilities in its consolidated financial statements. However, due to the issuance of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," if the leasing structure remains unchanged, NiSource will reflect the assets and related liabilities of this project in its consolidated financial statements through consolidation of the related special purpose entity beginning in the third quarter of 2003. The aggregate unamortized funding for the project at December 31, 2002 was $41.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER (CONTINUED)

LEASE INFORMATION. Primary Energy continues to lease four of the projects, three of which are recognized on the consolidated balance sheets as capital leases or assets owned in substance. NiSource, through Capital Markets, has guaranteed or in substance guaranteed most lease payments to the Lessors, including regular lease payments, accelerated lease payments on an event of default, and payment obligations, including residual guarantee amounts, at the end of lease terms. In the case of an event of default, a Lessor can accelerate the full, unamortized amount of the Lessor's funding. The aggregate unamortized funding for all of the leased projects at December 31, 2002 was $557.5 million.

At the end of an initial lease term, the lessee has the right to purchase the facility for the unamortized amount of the Lessor's funding. If the Lessee cannot satisfy return conditions, the Lessee is required to purchase the facility at such price. If the Lessee determines not to purchase the facility and the Lessee can satisfy the return conditions, the Lessee may be responsible for a residual guarantee amount. Since the energy contracts with the industrial customers are long-term and typically extend past the initial lease term, the lessee may refinance the property and negotiate to extend the lease term.

The present value of a Lessee's aggregate liability for lease payments and residual guarantees is generally limited to an amount equal to less than 90% of the amount advanced. The following table shows, by year, future minimum rental payments, including maximum residual guarantee amounts and additional amounts due if the lessees were to purchase all of the facilities at the end of the initial terms of the leases.

                                 Minimum Rental      Additional
($ in millions)                      Payments           Payment            TOTAL
---------------                      --------           -------            -----
2003                                    114.6                 -            114.6
2004                                     51.6                 -             51.6
2005                                     51.1                 -             51.1
2006                                     50.9                 -             50.9
2007                                     49.4                 -             49.4
After                                   435.4             105.1            540.5
                                        -----             -----            -----

In addition, a subsidiary of Primary Energy is a 50% partner in a partnership, which operates a coal pulverization facility. The partnership has entered into a lease of a 50% undivided interest in the facility. NiSource has entered into a guarantee of all of the obligations of the partnership under the lease. Minimum rental payments under the lease are as follows:

($ in millions)
2003                                                                         6.2
2004                                                                         4.3
2005                                                                         4.3
2006                                                                         4.3
2007                                                                         4.3
After                                                                       15.2
                                                                            ----

In an event of default, the partnership will be required to pay a stipulated amount under the lease. This amount was $33.5 million as of December 31, 2002.

Environmental Matters

PRIMARY ENERGY. On June 26, 2002, EPA issued a Notice of Violation (NOV) to three companies involved with a project at Ispat Inland Inc.'s East Chicago, Indiana facility, including Primary Energy's subsidiary, Cokenergy. The NOV alleges violations of the construction permit requirements of the Clean Air Act. At issue is whether air emissions permitting requirements for major sources applied to the construction of the project in 1997. Cokenergy representatives met with EPA in mid-September 2002 to discuss the details of the allegations. At the September meeting, the EPA indicated they would issue a request for additional information, as well as provide substantiation for the NOV. No requests or information have come from the EPA. Cokenergy maintains its belief that the project

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER (CONTINUED)

was properly permitted by the IDEM and, pending further discussion with EPA, cannot predict whether any fines or penalties will be assessed or if additional compliance costs will be incurred.

In December 2002, Primary Energy received notice from IDEM that it is reviewing the required removal efficiency for Cokenergy's main stack desulfurization unit. IDEM is exploring this as part of a rule revision to support redesignation of Lake County, Indiana to attainment of the sulfur dioxide National Ambient Air Quality Standards. Until this rulemaking is finalized, Primary cannot predict if additional compliance costs will be incurred.

OTHER AFFILIATES. NiSource affiliates have retained environmental cleanup liability associated with some of its former operations including those of propane, petroleum and certain local gas distribution companies. Most significant environmental liability relates to former MGP sites whereas less significant liability is associated with former petroleum operations.

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

Net Operating Revenues

Net operating revenues of $79.1 million for 2002 decreased by $47.6 million from 2001. The decrease in net revenues primarily resulted from NiSource's decision to scale back its gas trading business, the change in value of NiSource's gas and power marketing portfolios and the sale of SM&P.

Net operating revenues of $126.7 million for 2001 decreased by $72.5 million from 2000. This decrease is due to the sale of non-core businesses, a mark-to-market loss on January East Coast trades and limited trading opportunities partially offset by higher revenues in the line locating business.

Operating Income (Loss)

The Other segment reported an operating loss of $34.3 million, an improvement of $19.5 million compared to the 2001 period. The improvement was primarily attributable to reduced losses related to NiSource's other non-core subsidiaries, a $15.5 million litigation settlement related to MHP affecting the 2001 period, a $11.4 million reduction in reserves for estimated sales taxes of a subsidiary previously engaged in the gas marketing business, consolidation of facilities of $11.3 million resulting from reorganization initiatives and a $3.1 million gain on the sale of contracts associated with scaling back the energy trading operations. The improvements were partly offset by an increase of $20.6 million in depreciation and operating expenses associated with two recently completed cogeneration projects and a decrease of $12.9 million in the value of the power trading portfolio, mainly from declines in prices and reduced volatility.

The Other segment reported an operating loss of $53.8 million in 2001 versus operating income of $80.4 million in 2000, reflecting the settlement of litigation related to MHP, the impact of winding down non-core businesses, a mark-to-market loss on January East Coast trades, limited trading opportunities and a fourth quarter 2001 charge of $16.0 million related to the Enron bankruptcy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk are reported in Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitive Instruments and Positions."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

NISOURCE INC.

INDEX                                                                       PAGE
-----                                                                       ----
Independent Auditor's Report..............................................   46
Statements of Consolidated Income.........................................   47
Consolidated Balance Sheets...............................................   48
Statements of Consolidated Cash Flows.....................................   50
Statements of Consolidated Capitalization.................................   51
Statements of Consolidated Long-Term Debt.................................   52
Statements of Consolidated Common Stockholders' Equity....................   54
Notes to Consolidated Financial Statements................................   56
Schedule I................................................................   95
Schedule II...............................................................   99

NISOURCE INC.

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF NISOURCE INC.:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization and long-term debt of NiSource Inc. and subsidiaries as of December 31, 2002 and 2001, and the related statements of consolidated income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and financial statement schedules are the responsibility of NiSource's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of NiSource Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 2Q to the financial statements, effective January 1, 2001, NiSource Inc. adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended. As explained in Note 2I to the financial statements, effective January 1, 2002, NiSource adopted SFAS 142, "Goodwill and Other Intangible Assets."



Deloitte & Touche LLP
Chicago, Illinois
February 13, 2003

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)                2002           2001           2000
                                                                          ---------      ---------      ---------
NET REVENUES
   Gas Distribution                                                       $ 2,890.4      $ 3,849.9      $ 1,879.6
   Gas Transmission and Storage                                             1,011.9          996.6          375.8
   Electric                                                                 1,103.6        1,862.4        1,557.4
   Exploration and Production                                                 155.7          156.9           37.4
   Other                                                                    1,330.7        2,595.2        2,179.2
                                                                          ---------      ---------      ---------
Gross Revenues                                                              6,492.3        9,461.0        6,029.4
   Cost of Sales                                                            3,163.3        6,054.1        4,081.7
                                                                          ---------      ---------      ---------
Total Net Revenues                                                          3,329.0        3,406.9        1,947.7
                                                                          ---------      ---------      ---------
OPERATING EXPENSES
   Operation and maintenance                                                1,288.2        1,438.2          810.4
   Depreciation, depletion and amortization                                   574.0          641.3          376.1
   Loss (gain) on sale or impairment of assets                                (27.2)          (0.1)          10.3
   Other taxes                                                                291.3          294.6          138.6
                                                                          ---------      ---------      ---------
Total Operating Expenses                                                    2,126.3        2,374.0        1,335.4
                                                                          ---------      ---------      ---------
OPERATING INCOME                                                            1,202.7        1,032.9          612.3
                                                                          ---------      ---------      ---------
OTHER INCOME (DEDUCTIONS)
   Interest expense, net                                                     (526.1)        (598.0)        (304.5)
   Minority interest                                                          (20.4)         (20.4)         (20.4)
   Dividend requirements on preferred stock of subsidiaries                    (6.8)          (7.5)          (7.8)
   Other, net                                                                  10.2           10.2          (11.4)
                                                                          ---------      ---------      ---------
Total Other Income (Deductions)                                              (543.1)        (615.7)        (344.1)
                                                                          ---------      ---------      ---------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                        659.6          417.2          268.2
INCOME TAXES                                                                  233.9          190.8          126.3
                                                                          ---------      ---------      ---------
INCOME FROM CONTINUING OPERATIONS                                             425.7          226.4          141.9
                                                                          ---------      ---------      ---------
Income (loss) from Discontinued Operations - net of taxes                      (9.4)         (14.2)           9.0
Net loss on the Disposition of Discontinued Operations - net of taxes         (43.8)            --             --
Change in Accounting - net of taxes                                              --            4.0             --
                                                                          ---------      ---------      ---------
NET INCOME                                                                $   372.5      $   216.2      $   150.9
                                                                          =========      =========      =========

BASIC EARNINGS (LOSS) PER SHARE ($)
   Continuing operations                                                  $    2.02      $    1.10      $    1.05
   Discontinued operations                                                    (0.25)         (0.07)          0.07
   Change in accounting                                                          --           0.02             --
                                                                          ---------      ---------      ---------
BASIC EARNINGS PER SHARE                                                  $    1.77      $    1.05      $    1.12
                                                                          ---------      ---------      ---------

DILUTED EARNINGS (LOSS) PER SHARE ($)
   Continuing operations                                                  $    2.00      $    1.08      $    1.04
   Discontinued operations                                                    (0.25)         (0.07)          0.07
   Change in accounting                                                          --           0.02             --
                                                                          ---------      ---------      ---------
DILUTED EARNINGS PER SHARE                                                $    1.75      $    1.03      $    1.11
                                                                          ---------      ---------      ---------

BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                            211.0          205.3          134.5
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                      212.8          209.8          135.8
                                                                          ---------      ---------      ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)                                                2002           2001
                                                                           ---------      ---------
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Utility Plant                                                           $16,435.0      $15,991.4
   Accumulated depreciation and amortization                                (7,998.2)      (7,616.5)
                                                                           ---------      ---------
   Net utility plant                                                         8,436.8        8,374.9
                                                                           ---------      ---------
   Gas and oil producing properties, successful efforts method
     United States cost center                                               1,056.3        1,011.5
     Canadian cost center                                                        5.9           22.4
   Accumulated depletion                                                      (122.7)         (74.6)
                                                                           ---------      ---------
   Net gas and oil producing properties                                        939.5          959.3
                                                                           ---------      ---------
   Other property, at cost, less accumulated depreciation                      691.7          679.0
                                                                           ---------      ---------
Net Property, Plant and Equipment                                           10,068.0       10,013.2
                                                                           ---------      ---------

INVESTMENTS AND OTHER ASSETS
   Assets of discontinued operations                                            79.2          509.2
   Unconsolidated affiliates                                                   118.8          124.0
   Assets held for sale                                                         26.1           15.4
   Other investments                                                            50.7           47.8
                                                                           ---------      ---------
Total Investments                                                              274.8          696.4
                                                                           ---------      ---------

CURRENT ASSETS
   Cash and cash equivalents                                                    54.3          118.1
   Restricted cash                                                               1.9            9.8
   Accounts receivable (less reserve of $53.7 and $52.7, respectively)         580.1          667.5
   Unbilled revenue (less reserve of $3.5 and $3.8, respectively)              305.2          262.7
   Gas inventory                                                               255.3          377.7
   Underrecovered gas and fuel costs                                           149.9          134.6
   Materials and supplies, at average cost                                      65.9           73.3
   Electric production fuel, at average cost                                    39.0           29.1
   Price risk management assets                                                 66.6          249.7
   Exchange gas receivable                                                     120.8          186.8
   Prepayments and other                                                       229.5          228.1
                                                                           ---------      ---------
Total Current Assets                                                         1,868.5        2,337.4
                                                                           ---------      ---------

OTHER ASSETS
   Price risk management assets                                                116.9           69.3
   Regulatory assets                                                           608.8          517.1
   Goodwill                                                                  3,707.6        3,735.7
   Intangible assets                                                            57.3            2.2
   Deferred charges and other                                                  195.0          463.1
                                                                           ---------      ---------
Total Other Assets                                                           4,685.6        4,787.4
                                                                           ---------      ---------
TOTAL ASSETS                                                               $16,896.9      $17,834.4
                                                                           =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)                                       2002          2001
                                                                  ---------     ---------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                               $ 4,174.9     $ 3,469.4
Preferred Stocks --
     Series without mandatory redemption provisions                    81.1          83.6
     Series with mandatory redemption provisions                        3.8           5.0
Company-obligated mandatorily redeemable preferred securities
      of subsidiary trust holding solely Company debentures           345.0         345.0
Long-term debt, excluding amounts due within one year               5,018.0       6,301.5
                                                                  ---------     ---------
Total Capitalization                                                9,622.8      10,204.5
                                                                  ---------     ---------

CURRENT LIABILITIES
   Current redeemable preferred stock subject to mandatory
     redemption                                                          --          43.0
   Current portion of long-term debt                                1,232.6         423.6
   Short-term borrowings                                              913.1       1,854.3
   Accounts payable                                                   521.6         613.4
   Dividends declared on common and preferred stocks                    1.1           1.8
   Customer deposits                                                   65.2          50.3
   Taxes accrued                                                      242.1         247.5
   Interest accrued                                                    88.3          79.6
   Overrecovered gas and fuel costs                                    13.1          49.3
   Price risk management liabilities                                   44.9         243.1
   Exchange gas payable                                               411.9         287.2
   Current deferred revenue                                           130.2          89.0
   Other accruals                                                     513.3         669.1
                                                                  ---------     ---------
Total Current Liabilities                                           4,177.4       4,651.2
                                                                  ---------     ---------

OTHER LIABILITIES AND DEFERRED CREDITS
   Price risk management liabilities                                    3.2          10.8
   Deferred income taxes                                            1,861.7       1,725.0
   Deferred investment tax credits                                     96.3         105.3
   Deferred credits                                                   145.0         133.5
   Noncurrent deferred revenue                                        305.4         435.4
   Accrued liability for postretirement and pension benefits          417.2         288.9
   Liabilities of discontinued operations                               2.1          18.3
   Other noncurrent liabilities                                       265.8         261.5
                                                                  ---------     ---------
Total Other                                                         3,096.7       2,978.7
                                                                  ---------     ---------
COMMITMENTS AND CONTINGENCIES                                            --            --
                                                                  ---------     ---------
TOTAL CAPITALIZATION AND LIABILITIES                              $16,896.9     $17,834.4
                                                                  ---------     ---------

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)                                            2002          2001          2000
                                                                             --------      --------      --------
OPERATING ACTIVITIES
   Net income                                                                $  372.5      $  216.2      $  150.9
   Adjustments to reconcile net income to net cash from
   continuing operations:
     Depreciation, depletion, and amortization                                  574.0         641.3         376.1
     Net changes in price risk management activities                            (22.3)        (42.0)        (89.8)
     Asset impairment                                                              --           0.1          65.8
     Deferred income taxes and investment tax credits                           114.1         (37.0)         35.2
     Deferred revenue                                                           (88.9)       (425.1)         (8.0)
     Stock Compensation expense                                                  27.1          30.0           6.8
     Gain on sale of assets                                                     (27.2)        (11.0)        (55.4)
     Income from change in accounting                                              --          (4.0)           --
     Gain on sale of discontinued operations                                     43.8            --            --
     Income from discontinued operations                                          9.4          14.2          (9.0)
     Other, asset items                                                          (6.5)        (49.1)         17.6
     Other, liability items                                                      27.0          24.5           9.4
   Changes in assets and liabilities, net of effect from acquisitions of businesses:
     Accounts receivable, net                                                   102.7         551.5        (754.3)
     Inventories                                                                 66.8         (73.3)         13.0
     Accounts payable                                                           (91.6)       (495.5)        629.4
     Taxes accrued                                                               (5.4)        142.1         (51.1)
     (Under) Overrecovered gas and fuel costs                                   (51.5)        312.3        (198.5)
     Exchange gas receivable/payable                                            190.7         355.8          58.6
     Other accruals                                                            (136.5)        157.0        (131.5)
     Other assets                                                                44.7        (267.2)        (79.1)
     Other liabilities                                                           45.7          53.5         (16.8)
                                                                             --------      --------      --------
Net Cash Flows from Continuing Operations                                     1,188.6       1,094.3         (30.7)
Net Cash Flows from Discontinued Operations                                     (16.2)        (34.0)        (28.7)
                                                                             --------      --------      --------
Net Cash Flows from Operating Activities                                      1,172.4       1,060.3         (59.4)
                                                                             --------      --------      --------
INVESTING ACTIVITIES
     Capital expenditures                                                      (621.9)       (644.1)       (357.3)
     Acquisition of businesses                                                     --            --      (5,654.5)
     Proceeds from disposition of assets                                        419.2         227.9         535.2
     Other investing activities                                                    --          (7.0)          9.2
                                                                             --------      --------      --------
Net Cash Flows from Investing Activities                                       (202.7)       (423.2)     (5,467.4)
                                                                             --------      --------      --------
FINANCING ACTIVITIES
     Issuance of long-term debt                                                    --         300.0       2,629.3
     Retirement of long-term debt                                              (532.1)        (93.0)       (488.1)
     Change in short-term debt                                                 (941.2)       (642.5)      1,655.4
     Retirement of preferred shares                                             (46.7)         (1.1)         (6.9)
     Issuance of common stock                                                   734.9          15.1       2,042.1
     Acquisition of treasury stock                                               (6.9)           --         (65.9)
     Dividends paid - common shares                                            (241.5)       (239.0)       (131.8)
                                                                             --------      --------      --------
Net Cash Flows from Financing Activities                                     (1,033.5)       (660.5)      5,634.1
                                                                             --------      --------      --------
Increase (decrease) in cash and cash equivalents                                (63.8)        (23.4)        107.3
Cash and cash equivalents at beginning of year                                  118.1         141.5          34.2
                                                                             --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   54.3      $  118.1      $  141.5
                                                                             ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest, net of amounts capitalized                         496.6         518.0         244.5
     Interest capitalized                                                         4.3           4.3           3.9
     Cash paid for income taxes                                                 118.8         250.2         227.0
                                                                             --------      --------      --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in millions)                                                       2002         2001
                                                                                  ---------    ---------
Common shareholders'
     equity                                                                       $ 4,174.9    $ 3,469.4
                                                                                  ---------    ---------
Preferred Stocks, which are redeemable solely at option of issuer:
     Northern Indiana Public Service Company -- Cumulative preferred stock --
       $100 par value --
        4-1/4% series -- 209,035 outstanding                                           20.9         20.9
        4-1/2% series -- 79,996 shares outstanding                                      8.0          8.0
        4.22% series -- 106,198 shares outstanding                                     10.6         10.6
        4.88% series -- 100,000 shares outstanding                                     10.0         10.0
        7.44% series -- 41,890 shares outstanding                                       4.2          4.2
        7.50% series -- 34,842 shares outstanding                                       3.5          3.5
        Premium on preferred stock and other                                            0.3          2.8
       Cumulative preferred stock -- no par value -- Adjusted rate series A
        (stated value -- $50 per share),
          473,285 shares outstanding                                                   23.6         23.6
                                                                                  ---------    ---------
Series without mandatory redemption provisions                                         81.1         83.6
                                                                                  ---------    ---------

Redeemable Preferred Stocks, subject to mandatory redemption requirements or whose redemption is outside the control of issuer:
     Northern Indiana Public Service Company -- Cumulative preferred stock --
       $100 par value --
        7-3/4% series -- 11,136 and 16,690 shares outstanding, respectively             1.1          1.7
        8.35% series -- 27,000 and 33,000 shares outstanding, respectively              2.7          3.3
                                                                                  ---------    ---------
Series with mandatory redemption provisions                                             3.8          5.0
                                                                                  ---------    ---------

Company-obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely Company debentures                                 345.0        345.0
                                                                                  ---------    ---------
Long-term debt                                                                      5,018.0      6,301.5
                                                                                  ---------    ---------
TOTAL CAPITALIZATION                                                              $ 9,622.8    $10,204.5
                                                                                  ---------    ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)                                                              2002          2001
                                                                                          --------      --------
NiSource Inc.:
   Debentures due November 1, 2006, with interest imputed at 5.88% (SAILS(SM))            $  126.0      $  116.9
                                                                                          --------      --------
Bay State Gas Company:
   Medium-Term Notes--
     Interest rates between 6.26% and 9.20% with a weighted average interest rate of 7.08% and maturities between June 21, 2005 and
       February 15, 2028                                                                      80.5          95.5
   Northern Utilities:
       Medium-Term Note--Interest rate of 6.93% and maturity of September 1, 2010              5.8           5.8
       Medium-Term Note--Interest rate of 9.70% and maturity of September 1, 2031               --          13.0
                                                                                          --------      --------
       Total long-term debt of Bay State Gas Company                                          86.3         114.3
                                                                                          --------      --------
Columbia Energy Group:
   Debentures--
     6.80% Series C - due November 28, 2005                                                  281.5         281.5
     7.05% Series D - due November 28, 2007                                                  281.5         281.5
     7.32% Series E - due November 28, 2010                                                  281.5         281.5
     7.42% Series F - due November 28, 2015                                                  281.5         281.5
     7.62% Series G - due November 28, 2025                                                  229.2         229.2
     Fair value adjustment of debentures for interest rate swap agreements                    30.6            --
                                                                                          --------      --------
          Total                                                                            1,385.8       1,355.2
   Unamortized discount on long-term debt                                                   (108.0)       (118.7)
   Subsidiary debt--Capital lease obligations                                                  2.0           2.2
                                                                                          --------      --------
       Total long-term debt of Columbia Energy Group                                       1,279.8       1,238.7
                                                                                          --------      --------
Primary Energy, Inc.
   Long-Term Notes--
     Whiting Clean Energy, Inc.--Interest rate of 8.18% and maturity of June 20, 2011        302.4         284.4
     Ironside--Interest rate of 8.00% and maturity of September 30, 2012                        --          60.7
   Capital Lease Obligation--
     Portside Energy Corporation                                                              51.0          52.5
     Cokenergy, Inc.                                                                         117.6         123.1
                                                                                          --------      --------
     Total long-term debt of Primary Energy, Inc.                                            471.0         520.7
                                                                                          --------      --------
NiSource Capital Markets, Inc:
   Subordinated Debentures--Series A, 7-3/4%, due March 31, 2026                              75.0          75.0
   Senior Notes Payable--6.78%, due December 1, 2027                                          75.0          75.0
   Medium-term notes--
     Issued at interest rates between 7.38% and 7.99%, with a weighted average interest rate of 7.66% and various maturities between
       April 1, 2004 and May 5, 2027                                                         300.0         300.0
                                                                                          --------      --------
     Total long-term debt of NiSource Capital Markets, Inc.                                  450.0         450.0
                                                                                          --------      --------
Indianapolis Water Company:
   Medium-term notes--
       Medium-Term Notes--Interest rates of 5.99% and 6.61% with a weighted average interest rate of 6.34% and maturities of
        February 1, 2009 and February 1, 2019                                                   --          80.0
                                                                                          --------      --------
     Total long-term debt of Indianapolis Water Company                                         --          80.0
                                                                                          --------      --------
NiSource Development Company, Inc.:
   NDC Douglas Properties, Inc.--Notes Payable--
     Interest rate between 7.69% and 8.38% with a weighted average interest rate of 8.11% and various maturities between
       January 1, 2004 and January 1, 2008                                                     5.1           8.2
                                                                                          --------      --------
     Total long-term debt of NiSource Development Company, Inc.                                5.1           8.2
                                                                                          --------      --------

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT (CONTINUED)

As of December 31, (in millions)                                                       2002          2001
                                                                                   --------      --------
NiSource Finance Corp.:
   Long-Term Notes--
     5-3/4% - due April 15, 2003                                                         --         300.0
     7-1/2% - due November 15, 2003                                                      --         750.0
     7-5/8% - due November 15, 2005                                                   900.0         900.0
     7-7/8% - due November 15, 2010                                                 1,000.0       1,000.0
   Unamortized discount on long-term debt                                             (13.6)        (20.4)
                                                                                   --------      --------
     Total long-term debt of NiSource Finance Corp, Inc.                            1,886.4       2,929.6
                                                                                   --------      --------
Northern Indiana Public Service Company:
   First mortgage bonds--
     Series NN, 7.10% - due July 1, 2017                                               55.0          55.0
   Pollution control notes and bonds--
     Issued at interest rates between 1.14% and 1.40%, with a weighted average interest rate of 1.28% and various maturities between
       November 1, 2007 and April 1, 2019                                             223.0         229.0
   Medium-term notes--
     Issued at interest rates between 6.50% and 7.69%, with a weighted average interest rate of 7.19% and various maturities between
       July 8, 2004 and August 4, 2027                                                437.5         561.5
   Unamortized premiums and discount on long-term debt, net                            (2.1)         (2.4)
                                                                                   --------      --------
     Total long-term debt of Northern Indiana Public Service Company                  713.4         843.1
                                                                                   --------      --------
   Total long-term debt, excluding amount due within one year                      $5,018.0      $6,301.5
                                                                                   --------      --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY

                                                                  ADDITIONAL                              ACCUM
                                                COMMON   TREASURY    PAID-IN     RETAINED            OTHER COMP                COMP
(in millions)                                    STOCK      STOCK    CAPITAL     EARNINGS    OTHER       INCOME      TOTAL   INCOME
                                               -------   --------   --------   ----------   ------   ----------   --------   ------
BALANCE JANUARY 1, 2000                        $ 870.9   $ (472.5)  $  174.4   $    774.4   $  1.1   $      5.1   $1,353.4
                                               -------   --------   --------   ----------   ------   ----------   --------   ------
Comprehensive Income:
   Net Income                                                                       150.9                            150.9   $150.9
Other comprehensive income, net of tax:
   Gain/loss on available for sale securities:
     Unrealized                                                                                            (3.2)      (3.2)    (3.2)
     Realized                                                                                               2.1        2.1      2.1
   Gain/loss on foreign currency translation:
     Unrealized                                                                                             0.4        0.4      0.4
                                               -------   --------   --------   ----------   ------   ----------   --------   ------
Total comprehensive income                                                                                                   $150.2
Dividends:
   Common stock                                                                     (98.3)                           (98.3)
Treasury stock acquired                                     (65.9)                                                   (65.9)
Issued:
   Columbia acquisition                            0.7               1,760.5                                       1,761.2
   Reduction of credit facility                    0.1                 280.8                                         280.9
   Long-term incentive plan                         --       22.7       14.4                 (26.2)                   10.9
   Formation of new NiSource                    (869.7)     515.1      354.6                                            --
Amortization of unearned compensation                                                          6.8                     6.8
Equity contract costs                                                    7.7                                           7.7
Other                                                         0.6        4.9         (3.3)                             2.2
                                               -------   --------   --------   ----------   ------   ----------   --------   ------
BALANCE DECEMBER 31, 2000                      $   2.0   $    0.0   $2,597.3   $    823.7   $(18.3)  $      4.4   $3,409.1
                                               -------   --------   --------   ----------   ------   ----------   --------   ------
Comprehensive Income:
   Net Income                                                                       216.2                            216.2   $216.2
Other comprehensive income, net of tax:
   Gain/loss on available for sale securities:
     Unrealized                                                                                            (3.2)      (3.2)    (3.2)
     Realized                                                                                               0.8        0.8      0.8
   Gain/loss on foreign currency translation:
     Unrealized                                                                                            (0.9)      (0.9)    (0.9)
Net unrealized gains on derivatives
   qualifying as cash flow hedges                                                                          50.1       50.1     50.1
                                               -------   --------   --------   ----------   ------   ----------   --------   ------
Total comprehensive income                                                                                                   $263.0
Dividends:
   Common stock                                                                    (239.7)                          (239.7)
Treasury stock acquired
Issued:
   Employee stock purchase plan                                          1.3                                           1.3
   Long-term incentive plan                        0.1                  40.6                 (31.5)                    9.2
Amortization of unearned compensation                                                         30.0                    30.0
Equity contract costs                                                   (1.9)                                         (1.9)
Other                                                                                (1.6)                            (1.6)
                                               -------   --------   --------   ----------   ------   ----------   --------   ------
BALANCE DECEMBER 31, 2001                      $   2.1   $    0.0   $2,637.3   $    798.6   $(19.8)  $     51.2   $3,469.4
                                               -------   --------   --------   ----------   ------   ----------   --------   ------
Comprehensive Income:
   Net Income                                                                       372.5                            372.5   $372.5
Other comprehensive income, net of tax:
   Gain/loss on available for sale securities:
     Unrealized                                                                                            (6.0)      (6.0)    (6.0)
     Realized                                                                                               0.3        0.3      0.3
Net unrealized gains on derivatives
   qualifying as cash flow hedges                                                                          17.7       17.7     17.7
Minimum pension liability adjustment                                                                     (203.7)    (203.7)  (203.7)
                                               -------   --------   --------   ----------   ------   ----------   --------   ------
Total comprehensive income                                                                                                   $180.8
Dividends:
   Common stock                                                                    (240.8)                          (240.8)
Treasury stock acquired                                      (6.9)                                                    (6.9)
Issued:
   Common stock issuance                           0.4                 734.3                                         734.7
   Employee stock purchase plan                                          0.9                                           0.9
   Long-term incentive plan                                             17.0                  (0.7)                   16.3
Amortization of unearned compensation                                                         19.9                    19.9
Other                                                                                 0.6                              0.6
                                               -------   --------   --------   ----------   ------   ----------   --------   ------
BALANCE DECEMBER 31, 2002                      $   2.5   $   (6.9)  $3,389.5   $    930.9   $ (0.6)  $   (140.5)  $4,174.9
                                               -------   --------   --------   ----------   ------   ----------   --------   ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY (CONTINUED)

                                                           COMMON      TREASURY
SHARES (IN THOUSANDS)                                      SHARES        SHARES
                                                          -------      --------
BALANCE JANUARY 1, 2000                                   147,784       (23,645)
                                                          -------       -------
Treasury stock acquired                                                  (3,971)
Issued:
    Columbia acquisition                                   72,453            --
    Stock issuance                                         11,500            --
    Employee stock purchase plan                               --            62
    Long-term incentive plan                                  226         1,144
Treasury stock cancelled                                  (26,410)       26,410
                                                          -------       -------
BALANCE DECEMBER 31, 2000                                 205,553            --
                                                          -------       -------
Issued:
    Employee stock purchase plan                               46            --
    Long-term incentive plan                                1,893            --
                                                          -------       -------
BALANCE DECEMBER 31, 2001                                 207,492            --
                                                          -------       -------
Treasury stock acquired                                                    (350)
Issued:
    Stock issuance                                         41,400
    Employee stock purchase plan                               43            --
    Long-term incentive plan                                  275            --
                                                          -------       -------
BALANCE DECEMBER 31, 2002                                 249,210          (350)
                                                          -------       -------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    HOLDING COMPANY STRUCTURE

NiSource Inc. (NiSource), a Delaware corporation, is a holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. Subsequent to the completion of the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, as discussed in Note 3 below, NiSource became a holding company registered under the Public Utility Holding Company Act of 1935, as amended. NiSource derives substantially all of its revenues and earnings from the operating results of its 15 direct subsidiaries.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of NiSource and its majority-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. Except where noted above, investments with less than a 20% interest are accounted for under the cost method.

B. DILUTED AVERAGE COMMON SHARES COMPUTATION. Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans and the forward equity contracts associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)) and the Corporate Premium Income Equity Securities (Corporate PIES).

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation                           2002        2001        2000
                                                                 -------     -------     -------
Denominator (thousands)
   Basic average common shares outstanding                       211,009     205,300     134,470
   Dilutive potential common shares
     Nonqualified stock options                                      130         575         307
     Shares contingently issuable under employee stock plans         880       1,723         410
     SAILS(SM)                                                       458       1,251          --
     Shares restricted under employee stock plans                    297         847         624
     Corporate PIES                                                   --          61          --
                                                                 -------     -------     -------
Diluted Average Common Shares                                    212,774     209,757     135,811
                                                                 -------     -------     -------

C. CASH AND CASH EQUIVALENTS. NiSource considers all investments with original maturities of three months or less to be cash equivalents. NiSource reports amounts deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption.

D. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. NiSource's rate-regulated subsidiaries follow the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). SFAS No. 71 provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource's existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, NiSource would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of Financial Accounting Standards Board
(FASB) Statement No. 71." In management's opinion, NiSource's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Regulatory assets and liabilities were comprised of the following items:


At December 31, (in millions)                                            2002       2001
                                                                       ------     ------
ASSETS
   Reacquisition premium on debt                                       $ 29.4     $ 32.7
   R. M. Schahfer Unit 17 and Unit 18 carrying charges and
     deferred depreciation (see Note 2G)                                 45.4       49.7
   Bailly scrubber carrying charges and deferred depreciation
     (see Note 2G)                                                        5.2        6.1
   Postemployment and other postretirement costs (see Note 11)          179.5      198.6
   Retirement income plan costs                                          16.8       15.5
   Environmental costs                                                   56.4       73.5
   Regulatory effects of accounting for income taxes (See Note 2R)      232.4      169.9
   Underrecovered gas and fuel costs                                    149.9      134.6
   Depreciation (see Note 2G)                                            85.3       64.5
   Uncollectible accounts receivable deferred for future recovery        22.5       19.5
   Other                                                                 83.8       62.2
                                                                       ------     ------
TOTAL ASSETS                                                           $906.6     $826.8
                                                                       ------     ------
LIABILITIES
   Rate refunds and reserves                                           $ 10.2     $ 15.1
   Overrecovered gas and fuel costs                                      13.1       49.3
   Regulatory effects of accounting for income taxes                     73.2       75.5
   Other                                                                 12.8       18.3
                                                                       ------     ------
TOTAL LIABILITIES                                                      $109.3     $158.2
                                                                       ------     ------


Regulatory assets of approximately $482.4 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered as components of cost of service over periods generally ranging from 1 to 12 years. Regulatory assets of approximately $157.3 million require specific rate action.

E. UTILITY PLANT AND OTHER PROPERTY AND RELATED DEPRECIATION AND MAINTENANCE. Property, plant and equipment (principally utility plant) are stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.

For rate-regulated companies, an allowance for funds used during construction (AFUDC) is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service. For non-regulated companies, interest during construction
(IDC) is capitalized pursuant to SFAS No. 34, "Capitalization of Interest Cost." The pre-tax rates for AFUDC and IDC were 2.8% and 7.5% in 2002, 6.6% and 6.8% in 2001, and 6.4% and 6.8% in 2000. The decline in the 2002 AFUDC rate, as compared with 2001, was due to lower short-term interest rates and the use of short-term borrowings to fund construction efforts.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2002, 2001 and 2000 were as follows:

                                             2002            2001           2000
                                             ----            ----           ----
Electric                                      3.6             3.7            3.7
Gas                                           3.0             3.0            4.6
                                             ----            ----           ----

The cogeneration facilities owned or owned in-substance by Primary Energy, Inc. (Primary Energy) are being depreciated on a straight-line basis over a 40-year useful life.

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

Net utility plant includes amounts allocated to utility plant in excess of the original cost as part of purchase price allocations associated with the acquisition of certain utility businesses (mainly Bay State), net of accumulated depreciation. These amounts were $522.7 million and $535.2 million at December 31, 2002, and December 31, 2001, respectively, and are being amortized over forty-year periods from the respective dates of acquisition.

F. GAS AND OIL PRODUCING PROPERTIES. NiSource accounts for the acquisition, exploration and development activities related to oil and gas reserves using the successful efforts method. Under the successful efforts method of accounting,except for property acquisition costs, only costs associated with specific discovered reserves are capitalized. Capitalized costs include mineral interests in properties, wells and related equipment and facilities. support equipment, and uncompleted wells, Duplerion expense is equal to annual production multiplied by the depletion rate per unit that is derived by spreading the total costs capitalized under successful efforts over the number of units expected to be extracted over the life of the reserves on a lease basis.

G. CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of units 17 and 18 at the R. M. Schahfer Generating Station, Northern Indiana Public Service Company (Northern Indiana) capitalized the carrying charges and deferred depreciation in accordance with orders of the Indiana Utility Regulatory Commission (IURC), pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation are being amortized over the remaining service life of each unit.

Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.

In Columbia Gas of Ohio, Inc.'s (Columbia of Ohio) 1999 rate agreement, the Public Utilities Commission of Ohio authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through December 31, 2004. The revised depreciation rates are lower than those which would have been utilized if Columbia of Ohio were not subject to regulation and, accordingly, a regulatory asset has been established for the difference. The amount of depreciation that would have been recorded for 2002 had Columbia of Ohio not been subject to rate regulation was $35.0 million, a $20.8 million increase over the $13.4 million reflected in rates. The amount of depreciation that would have been recorded for 2001 had Columbia of Ohio not been subject to rate regulation was $37.1 million, a $24.5 million increase over the $12.6 million reflected in rates. The balance of the regulatory asset was $85.3 million as of December 31, 2002.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. AMORTIZATION OF SOFTWARE COSTS. External and incremental internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years.

I. INTANGIBLE ASSETS. The excess of cost over the fair value of the net assets acquired in the Columbia acquisition was recorded as goodwill. Although the goodwill was being amortized over forty years, beginning January 1, 2002 goodwill amortization was discontinued pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Goodwill assets of $3.7 billion were reported at December 31, 2002. In addition, NiSource had approximately $57.3 million of intangible assets recorded at December 31, 2002, which reflected the additional minimum liability associated with the unrecognized service cost of the pension plans pursuant to SFAS No. 87, "Employers' Accounting for Pensions."

J. REVENUE RECOGNITION. With the exception of amounts recognized for energy trading activities, revenues are recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities.

Revenues relating to energy trading operations are recorded based upon changes in the fair values, net of reserves, of the related energy trading contracts. Changes in the fair values of energy trading contracts are recognized in revenues net of associated costs. Transactions resulting in physical delivery are recorded on a gross basis with related costs recognized in cost of sales.

Beginning with financial statements issued for the first quarter 2003, NiSource will display revenues associated with trading activities net of related costs pursuant to EITF Issue No. 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-03), whether or not resulting in physical delivery. All periods will be adjusted to conform to the net presentation.

K. ESTIMATED RATE REFUNDS. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflects management's current judgment of the ultimate outcomes of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.

L. ACCOUNTS RECEIVABLE SALES PROGRAM. NiSource enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying consolidated balance sheets and as operating cash flows in the accompanying statements of consolidated cash flows. The costs of these programs, which are based upon the purchasers' level of investment and borrowing costs, are charged to other income in the accompanying statements of consolidated income.

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

N. FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual costs in a given three-month period will be included in a future filing. The differences are recognized in income when rates are adjusted to accommodate the differences. Northern

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indiana records any under-recovery or over-recovery as a current regulatory asset or liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three-month period.

O. GAS COST ADJUSTMENT CLAUSE. NiSource's gas distribution subsidiaries defer most differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.

P. NATURAL GAS IN STORAGE. Both the last-in, first-out (LIFO) inventory methodology and the weighted average methodology are used to value natural gas in storage. The application of different methodologies is due to the acquisition of Bay State Gas Company (Bay State). Bay State uses the weighted average cost of gas method, as approved by state regulators, in setting its rates while both Northern Indiana and the Columbia subsidiaries use the LIFO methodology when setting rates in their respective jurisdictions. Inventory valued using LIFO was $230.2 million and $300.4 million at December 31, 2002, and December 31, 2001, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage at December 31, 2002 and December 31, 2001, exceeded the stated LIFO cost by $281.6 million and $71.2 million, respectively. Inventory valued using the weighted average methodology was $25.1 million at December 31, 2002 and $77.3 million at December 31, 2001. Additionally, at December 31, 2001 EnergyUSA-TPC (TPC) had natural gas in storage at a fair value of $30.1 million reflected in price risk management assets.

Q. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value, unless such contracts are exempted as normal under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. NiSource adopted SFAS No. 133 effective January 1, 2001, resulting in a cumulative after-tax increase to net income of approximately $4.0 million and an after-tax reduction to other comprehensive income of approximately $17.0 million.

If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings.

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is not expected to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when accommodated in rates.

Energy trading activities refers to energy contracts entered into with the objective of generating profits on, or from exposure to, shifts or changes in market prices. NiSource evaluates the contracts of its trading operations in accordance with the criteria for derivative contracts under SFAS No. 133. Through 2002, trading contracts not meeting the criteria to be accounted for as derivatives under SFAS No. 133 were recorded at fair value under EITF Issue No 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF No. 98-10). EITF No. 98-10 indicates that when certain trading criteria are met, energy contracts, including "energy-related contracts" such as tolling, transportation and storage contracts, should be accounted for at fair value (marked to market) along with any related derivative contracts. The resulting gains and losses resulting from marking the contracts to fair value are included currently in earnings. During an October 25, 2002 EITF meeting, EITF No. 98-10 was rescinded effective immediately for contracts entered into after that date, and beginning January 1, 2003 for existing trading contracts.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. INCOME TAXES AND INVESTMENT TAX CREDITS. NiSource records income taxes to recognize full interperiod tax allocations. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform to regulatory policy.

S. ENVIRONMENTAL EXPENDITURES. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is discovered or circumstances change. Rate-regulated subsidiaries applying SFAS No. 71 establish regulatory assets on the balance sheet to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

T. STOCK OPTIONS AND AWARDS. SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.
25), for awards granted under its stock-based compensation plans. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Year Ended December 31, ($ in millions, except per share data)       2002      2001     2000
                                                                    -----     -----    -----
NET INCOME
   As reported                                                      372.5     216.2    150.9
   Less: Total stock-based employee compensation expense
     determined under the fair value based method for all
     awards, net of tax                                               6.4       6.1      2.7
   Pro forma                                                        366.1     210.1    148.2
EARNINGS PER SHARE
   Basic    - as reported                                            1.77      1.05     1.12
            - pro forma                                              1.74      1.02     1.10
   Diluted  - as reported                                            1.75      1.03     1.11
            - pro forma                                              1.72      1.00     1.09
                                                                    -----     -----    -----

U. SYNTHETIC LEASES RELATED TO COGENERATION PROJECTS. Primary Energy is currently involved in six projects, which produce electricity, steam or thermal energy on the sites of industrial customers. Five projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees or processing fees. One project, Whiting Clean Energy, uses natural gas to produce electricity for sale in the wholesale markets and is expected to provide steam for industrial use. While two projects, Ironside and North Lake, are now directly owned by NiSource, generally the facilities are owned by unaffiliated special purpose entities.

Prior to the issuance of the June 30, 2002 financial statements, the assets and related debt associated with these projects were not included in NiSource's consolidated financial statements, which treatment was approved by NiSource's former independent public accountants. However, NiSource determined in consultation with Deloitte & Touche, its independent public accountants, that certain language contained in the operative agreements for four of the projects did not support characterization of those transactions as off-balance-sheet operating leases under EITF Issue No. 97-1, "Implementation Issues in Accounting for Lease Transactions, Including Those Involving Special Purpose Entities," and EITF Issue No. 97-10 "The Effect of Lessee Involvement in Asset Construction" (EITF No. 97-10). Certain provisions in the operative documents for two transactions (Whiting Clean Energy and Ironside), which were subject to EITF No. 97-10, could be interpreted to transfer substantial construction period risks to the lessee, resulting in Primary Energy being deemed the owner of the projects. Certain provisions in the other two

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

leases (Cokenergy and Portside) could be interpreted to require the inclusion of certain default-related obligations in minimum lease payments, resulting in the characterization of those leases as capital leases.

At June 30, 2002, as a result of this determination, NiSource changed the characterization of the leases associated with the four projects from synthetic leases to assets owned in substance (for Whiting Clean Energy and Ironside) and capital leases (for Cokenergy and Portside) for financial reporting purposes.

As of December 31, 2002, NiSource recognized approximately $491.0 million of assets and the related debt on its balance sheet related to the projects remaining under leases. The comparative 2001 balance sheet has been adjusted to conform to the 2002 presentation. The cumulative effect of the change in characterization of $4.1 million after-tax was recognized in income in 2002.

One project (Lakeside) continues to be accounted for as an off-balance-sheet synthetic lease. Beginning in the third quarter of 2003, the special purpose entity will likely be consolidated by NiSource as a variable interest entity under Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN
46). See Note 6 for further information.

V. EXCISE TAXES. NiSource accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. NiSource accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to "Other Taxes" expense.

W. EQUITY FORWARD CONTRACTS. NiSource accounts for equity forward contracts on its own common shares as permanent equity consistent with the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF No. 00-19). Accordingly, such contracts are recorded in equity at fair value at the date of inception and changes in fair value are not recognized as long as the contracts continue to be classified as equity.

3.    ACQUISITIONS

On November 1, 2000, NiSource completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, primarily consisting of $3,888 million in cash, 72.4 million shares of common stock valued at $1,761 million and SAILS(SM) (units each consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. NiSource accounted for the acquisition in accordance with the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired, approximately $3.8 billion, has been reflected as goodwill in the consolidated financial statements. The goodwill was being amortized on a straight-line basis over forty years through 2001; however, the amortization was discontinued effective January 1, 2002 pursuant to the adoption of SFAS No. 142. The remaining goodwill balances were $3,707.6 million and $3,735.7 million at December 31, 2002 and December 31, 2001, respectively.

On a pro forma basis, NiSource's consolidated results of operations for the twelve months ended December 31, 2000, assuming the acquisition of Columbia had occurred on January 1, 2000, would have been:

                                   UNAUDITED

Twelve Months Ended December 31, ($ in millions)                            2000
                                                                         -------
Gross revenues                                                           8,069.7
Operating income                                                         1,001.8
Net income                                                                 131.3
                                                                         -------

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

During 2002, NiSource developed a new reorganization initiative, which resulted in the elimination of approximately 450 positions throughout the organization mainly affecting executive and other management-level employees. NiSource accrued approximately $41.3 million of salaries and benefits associated with the eliminated positions during 2002. As of December 31, 2002, 246 of the approximately 450 employees were terminated.

For all of the plans, a total of approximately 1,750 management, professional, administrative and technical positions have been identified for elimination. As of December 31, 2002, approximately 1,400 employees had been terminated, of whom approximately 670 employees were terminated during 2002. At December 31, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $49.6 million and $58.3 million related to the restructuring plans, respectively. During 2002, 2001 and 2000, $36.7 million, $29.4 million and $7.6 million of benefits were paid as a result of the restructuring plans, respectively. Additionally, during 2002, the restructuring plan liability was reduced by $13.3 million due to a reduction in estimated expenses related to previous reorganization initiatives. The net pretax charge for 2002 was $28.0 million. NiSource accrued approximately $28.7 million and $6.1 million during 2001 and 2000, respectively.

5.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the fourth quarter of 2002, NiSource decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations for all periods presented and were reflected as net assets and net liabilities of discontinued operations on the consolidated balance sheet at December 31, 2002.

On April 30, 2002, NiSource sold the water utility assets of the Indianapolis Water Company (IWC) and other assets of IWC Resources Corporation and its subsidiaries to the City of Indianapolis for $540.0 million, which included $157.5 million in IWC debt and the redemption of $2.5 million of IWC preferred stock. As a result of this transaction, NiSource recorded an after-tax gain of $7.5 million in the second quarter 2002. The gain included a tax benefit of $33.2 million resulting from the reduction of a deferred tax liability no longer required. NiSource also sold its interest in White River Environmental Partnership (WREP), which was an IWC investment, to the other partners for $8.0 million. The sales price of WREP approximated book value. The divestiture of the water utilities was required as part of the order of the U.S. Securities and Exchange Commission approving the November 2000 acquisition of Columbia. The water utilities' operations are reported as discontinued operations.

Results from discontinued operations of Transcom and the water utilities are provided in the following table:

Twelve months ended December 31, ($ in millions)        2002       2001     2000
                                                       -----      -----    -----
REVENUES FROM DISCONTINUED OPERATIONS                   32.7      106.3    104.8
                                                       -----      -----    -----

Income (Loss) from discontinued operations             (18.5)     (18.9)    30.5
Income taxes                                            (9.1)      (4.7)    21.5
                                                       -----      -----    -----
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS          (9.4)     (14.2)     9.0
                                                       -----      -----    -----

On January 28, 2003, NiSource announced that its subsidiary Columbia Natural Resources, Inc. (CNR) sold its interest in a natural gas exploration and production joint venture in New York State representing 39.3 billion cubic feet
(Bcf) in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. The assets of CNR's interest in the joint venture are reported as assets held for sale on the consolidated balance sheet at December 31, 2002.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On July 1, 2002, TPC, a wholly-owned subsidiary, sold its net obligations under a significant portion of its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. In accordance with the terms of the agreement, NiSource paid $6.8 million to settle the net obligations. As a result of the sale, a $3.1 million pre-tax gain was recorded in the third quarter 2002.

On January 28, 2002, NiSource sold all of the issued and outstanding capital stock of SM&P Utility Resources, Inc. (SM&P), a wholly-owned subsidiary of NiSource, to The Laclede Group, Inc. for $37.9 million. SM&P operates an underground line locating and marking service in ten midwestern states. In the first quarter 2002, NiSource recognized an after-tax gain of $12.5 million related to the sale. The net assets of SM&P were reported as assets held for sale on the consolidated balance sheet at December 31, 2001.

On August 21, 2001, Columbia sold Columbia Propane Corporation and its subsidiaries to AmeriGas Partners L.P. for approximately $196.0 million, consisting of $152.0 million of cash and $44.0 million of AmeriGas partnership common units. On December 11, 2001, NiSource sold the common units in a public offering for $48.5 million. NiSource has also sold substantially all the assets of Columbia Petroleum Corporation, a diversified petroleum distribution company.

The net assets and net liabilities of discontinued operations and net assets and net liabilities held for sale were as follows:

As of December 31, (in millions)                                           2002        2001
                                                                         ------      ------
ASSETS (LIABILITIES) HELD FOR SALE AND NET ASSETS OF
   DISCONTINUED OPERATIONS
   Accounts receivable, net                                              $ 33.7      $ 53.6
   Property, plant and equipment, net                                      36.9       786.1
   Other assets                                                            73.6       154.6
   Current liabilities                                                    (18.1)     (146.7)
   Debt                                                                    (4.8)      (78.7)
   Other liabilities                                                      (16.0)     (244.3)
                                                                         ------      ------
Assets (Liabilities) Held for Sale and Net Assets of
   Discontinued Operations                                                105.3       524.6
                                                                         ------      ------

LIABILITIES HELD FOR SALE AND LIABILITIES OF
   DISCONTINUED OPERATIONS
   Current liabilities                                                     (2.1)      (18.3)
                                                                         ------      ------
Liabilities Held for Sale and Liabilities of Discontinued Operations       (2.1)      (18.3)
                                                                         ------      ------
NET ASSETS AND NET LIABILITIES HELD FOR SALE AND NET ASSETS
   AND NET LIABILITIES OF DISCONTINUED OPERATIONS                        $103.2      $506.3
                                                                         ------      ------

6.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141), and SFAS No. 142. The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

The adoption of SFAS No. 142 on January 1, 2002 resulted in an increase in operating income of $93.1 million for the year ending December 31, 2002, reflecting the effects of discontinuing the amortization of goodwill. Net income would have been $309.3 million, or $1.51 per basic share for 2001 and $166.4 million, or $1.24 per basic share for 2000 had NiSource discontinued the amortization of goodwill effective January 1, 2000. NiSource adopted the provisions of SFAS No. 141 on July 1, 2001.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the requirements of SFAS No. 142, NiSource has aggregated the subsidiaries acquired in the acquisition of Columbia into two distinct reporting units, one within the Gas Distribution segment and one within the Transmission and Storage segment, for the purpose of testing goodwill for impairment. At December 31, 2002, goodwill was $1,713.5 million for the Gas Distribution reporting unit and $1,994.1 million for the Transmission and Storage reporting unit. NiSource completed its analysis of the transitional goodwill impairment test as of June 30, 2002. The results indicated that no impairment charge was required.

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries will defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71. SFAS No. 143 is effective for NiSource beginning January 1, 2003.

NiSource currently estimates that the adoption of SFAS No. 143 on January 1, 2003 will result in the recognition of total asset retirement obligation liabilities of approximately $54.3 million. The combined amount for depreciation and accretion for 2003 is estimated to total to $4.4 million of this amount, $0.9 million is related to rate-regulated subsidiaries and will be deferred as a regulatory asset. NiSource will also recognize a charge to discontinued operations of $0.2 million for asset retirement obligations associated with the telecommunications network.

NiSource undertook an effort to identify the assets impacted by SFAS No.
143, align the assets with types of asset retirement obligations and develop a plan for measurement of the obligations for each asset group. Retirement obligations were identified at each of the business segments.

For the Gas Distribution segment, the groups of assets reviewed for retirement obligations include distribution and service pipelines (almost all of which are on permanent easements), gas meters, underground gas storage facilities, propane gas facilities and underground storage tanks. Although the pipelines, underground gas storage facilities, propane gas facilities and underground storage tanks on owned property have certain legal obligations to remove the assets upon retirement, the lives of the assets are presently indeterminate and therefore, the liabilities are not quantifiable. Regulatory requirements in certain states require a particular number or percentage of meters be removed each year. The meters may be refurbished and reused or disposed of. No legal obligation exists to dispose of the removed meters; therefore, no liability would be recognized related to retirement obligations for meters. For underground gas storage tanks on leased property, where a determinate life exists, the cost to remove and dispose of the tanks is minimal.

Transmission and Storage segment assets include pipelines, storage fields and wells, storage tanks, compressor stations and offshore pipeline and platform facilities in the Gulf of Mexico. From an operational viewpoint, the onshore pipelines, related compressor stations and storage fields and wells presently have indeterminate lives and, therefore, the liabilities related to retirement obligations are not quantifiable. The compressor stations have legal obligations associated with their retirement involving the removal of facilities. The pipeline facilities are generally on land leased through permanent easements, which are silent with regard to removal. The pipelines are generally retired in place. Retirement obligations are quantifiable for the removal of facilities related to certain storage fields where Federal Energy Regulatory Commission
(FERC) approval for abandonment has been obtained and compressor stations that have been shut down. Obligations to remove offshore platforms and cut, cap and fill offshore pipelines exist upon retirement.

The Electric segment has legal or contractual obligations associated with the retirement of a landfill; a fly ash pond; reservoirs and dams; and the disposal of certain chemicals and oils used in the substations, transformers, coal railcars, and oil-filled equipment on electric towers and overhead conductors. The lives of some of these facilities and equipment are presently indeterminate; therefore the associated liabilities are not quantifiable. Leased coal railcars have a determinate life. At the end of the lease terms, NiSource will incur costs to ensure the proper disposal of oils and return the railcars to contractually required condition. Water towers at the hydroelectric facilities are planned for demolition within 2004. Some costs will be incurred for the removal and disposal of lead-based paints and other contaminants associated with the towers.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Exploration and Production segment has retirement obligations for compressor stations, wells and well pipelines on either owned or leased land, treatment and injection facilities and disposal wells. The compressor stations presently have indeterminate lives; therefore an estimate of the liability for the associated retirement obligations is not calculable. The other facilities generally have determinate lives and liabilities will be measured for the estimated retirement obligations. NiSource estimates that most of the retirement obligations associated with its assets will be related to exploration and production assets primarily due to the large number of wells.

The Other segment includes Primary Energy which has certain legal and contractual obligations associated with the ground leases related to its facilities. The obligations generally involve the removal of all buildings and equipment above and below grade. Two of the projects require the removal of all buildings and equipment to grade only. Because the assets are subject to ground leases, the lives are determinate and the liability would be estimable.

SFAS NO. 146 - ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The standard will be effective for exit or disposal activities initiated after December 2002. NiSource does not expect the Statement to have a material effect on its financial condition or results of operations. The costs associated with NiSource's restructuring plans initiated in 2002 were recorded in conformity with EITF No. 94-3.

EITF ISSUE NO. 02-03 - ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES AND EITF ISSUE NO. 98-10 - ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES. On October 25, 2002, the EITF reached a final consensus in EITF No. 02-03 that gains and losses (realized or unrealized) on all derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. For purposes of the consensus, energy trading activities encompass contracts entered into with the objective of generating profits on, or exposure to, shifts in market prices. This consensus is effective for financial statements issued for periods beginning after December 15, 2002. Nisource will reevaluate its portfolio of contracts in order to determine which contracts will be required to be reported net in accordance with the provisions of the consensus. Although EITF No. 02-03 will result in equal and offsetting reductions to revenues and cost of sales, NiSource operating income will remain unchanged for all periods presented.

The task force also reached a consensus to rescind EITF No. 98-10 and preclude mark-to-market accounting for energy trading contracts that are not derivatives pursuant to SFAS No. 133. This consensus will be effective for fiscal periods beginning after December 15, 2002, for energy trading and energy-related contracts that existed on or before October 25, 2002 that remain in effect at the date the consensus is initially applied (January 1, 2003 for NiSource). Contracts entered into after October 25, 2002, will be analyzed pursuant to a generally accepted accounting principles hierarchy, excluding EITF No. 98-10. Since NiSource is no longer involved in gas-related trading activities and has minimal power trading activities, it does not expect the rescission of EITF No. 98-10 to have a material effect on its financial condition or results of operations.

FASB INTERPRETATION NO. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15,

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2002. NiSource does not expect FIN 45 to have a material impact on its financial position or results of operations. Refer to "Other Commitments and Contingencies
- Guarantees and Indemnities" in Note 19D for further discussion of NiSource's guarantees.

SFAS NO. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE. In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. NiSource adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and continues to account for its stock-based compensation under APB No. 25. The adoption of the Statement had no impact on NiSource's financial position or results of operations. See Notes 2T and 14 for further discussion regarding NiSource's stock-based compensation plans and related accounting matters.

FASB INTERPRETATION NO. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires various disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

At December 31, 2002, Primary Energy had four projects (Whiting Clean Energy, Cokenergy, Portside and Lakeside) that were leased from unrelated variable interest entities. Of the four projects, one of the projects (Whiting Clean Energy) was reflected on NiSource's consolidated balance sheets as an asset owned in substance and two projects (Cokenergy and Portside) were accounted for as capital leases. The remaining leased project (Lakeside) was treated as an off-balance-sheet, 15-year operating lease and was not included in NiSource's consolidated balance sheets.

The Lakeside project was constructed on an industrial customer's site and was designed to process steam from the customer's facilities to generate up to 161 megawatts of electric power and provide process steam to the customer. As part of the lease agreement with the variable interest entity, an event of project termination would accelerate maturity of the underlying debt requiring Primary Energy to pay the unamortized lease value, which was $41.3 million at December 31, 2002. If the project ownership and financing structure remains in its present form, the variable interest entity, including the unamortized debt and related assets associated with the Lakeside project, would be consolidated by NiSource beginning in the third quarter 2003. NiSource believes that the consolidation of the portions of the variable interest entities, related to the other three leased projects, not already reflected in its consolidated financial statements would be immaterial to its financial position and results of operations.

7.    ELECTRIC AND GAS OPERATIONS REGULATORY MATTERS

On June 20, 2002, a settlement agreement was filed with the IURC regarding the Northern Indiana electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Pursuant to the IURC

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

order, Northern Indiana, as authorized, began to amortize one-half of its rate review expenses for this proceeding over a 49-month period. The remaining rate review expenses were charged to income in the third quarter of 2002.

On October 23, 2002, the IURC denied a petition for reconsideration of the settlement order filed on October 15, 2002 by fourteen residential customers. Therefore, Northern Indiana electric customers began to receive credits starting with their November monthly bill. The November bill included credits for the customers' consumption beginning on July 1, 2002. Credits amounting to $28.1 million were recognized for electric customers for 2002. In addition, the order required Northern Indiana to establish and fund an escrow account to cover the litigation costs of certain of the parties to the electric rate review. The escrow account was established and fully funded with $1.8 million in the fourth quarter. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizen Action Coalition of Indiana and the fourteen residential customers.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which requires a sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2002 taking exception to Northern Indiana's proposed sharing calculation. The proposed calculation prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana has filed with the IURC, a request for a rehearing and reconsideration of the order in that proceeding. Northern Indiana believes its calculation for the amount of sharing is appropriate. Regardless of the outcome, the settlement of this issue will not have a material impact on NiSource's financial position or results of operations.

On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing on August 29, 2002. The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Another party has filed testimony indicating that some gas costs should not be recovered. A hearing is scheduled for March 13, 2003. Management intends to vigorously oppose any efforts to reduce the recovery of gas costs.

In 1995 Northern Indiana filed an Open Access Transmission Tariff (OATT) in FERC Docket No. ER96-399 with FERC as required in FERC Order No. 888. The OATT established, subject to refund, rates that Northern Indiana could charge all of its customers for transmission of electric power across Northern Indiana's electric transmission facilities. The FERC established an administrative proceeding before one of its administrative law judges to examine the filing and to inquire into the appropriateness of the rates. Although the proceeding continued to litigation with regard to certain customers, Northern Indiana reached a settlement with its largest transmission customer, Wabash Valley Power Association (WVPA), which established rates to be charged to WVPA and eliminated any refund liability on behalf of Northern Indiana for transmission service provided to WVPA. In the remaining portion of the proceeding, on December 30, 2002, the FERC issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana regarding its OATT, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order. Thus under FERC procedures, Northern Indiana is required to submit a compliance filing, currently due by March 17, 2003 which will establish rates and services in compliance with the FERC's order and report on the magnitude of any refund liability resulting to Northern Indiana as a result of the proceeding. Northern Indiana is in the process of determining the refund liability resulting from the FERC Opinion.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133 and, through 2002, accounted for any trading contracts that did not qualify as derivatives accounted for under SFAS No. 133 pursuant to EITF No. 98-10.

HEDGING ACTIVITIES. The activity for the years 2002 and 2001 affecting other comprehensive income, with respect to cash flow hedges included the following:

(in millions, net of tax)                                                                           2002          2001
                                                                                                --------      --------
Net unrealized gains (loss) on derivatives qualifying as cash
   flow hedges at the beginning of the period                                                   $   50.1      $  (17.0)

Unrealized hedging gains (loss) arising during the period on
   derivatives qualifying as cash flow hedges                                                       24.7          69.7

Reclassification adjustment for net loss (gain) included in net income                              (7.0)         (2.6)
                                                                                                --------      --------
Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period     $   67.8      $   50.1
                                                                                                --------      --------

Unrealized gains and losses on NiSource's hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource's trading portfolio. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $167.1 million and $66.7 million at December 31, 2002 and 2001, respectively, of which $50.2 million and $16.4 million were included in "Current Assets" and $116.9 million and $50.3 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $31.6 million and $10.5 million at December 31, 2002 and 2001, respectively, of which $28.4 million and $10.5 million were included in "Current Liabilities," and in 2002, $3.2 million was included in "Other Liabilities and Deferred Credits."

During 2002 and 2001, a net loss of $0.7 million and a net gain of $0.7 million, net of tax, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during 2002 and 2001, NiSource reclassified $0.7 million and $2.4 million related to its cash flow hedges of natural gas production from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $16.4 million, net of tax.

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

Northern Indiana offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases New York Mercantile Exchange (NYMEX) futures and options contracts that correspond to a fixed or capped price and the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges.

Northern Utilities, Inc. has implemented a hedging program designed to fix a portion of their gas supply costs for the coming year of service. In order to fix these costs, Northern Utilities purchases NYMEX futures that correspond to the associated delivery month. Since any gains or losses on the fair value of these derivatives are passed through to the ratepayer directly, the forward value of these derivatives is offset by either a regulatory asset or liability.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Northern Indiana and Bay State also engage in writing options that potentially obligate them to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.

CNR has engaged in commodity and basis swaps to hedge the anticipated future sale of natural gas. These contracts are derivatives and are designated as cash flow hedges of anticipated future sales.

Columbia Energy Services, Inc. (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases

Columbia has entered into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable. On September 3, 2002, Columbia entered into new fixed-to-variable interest rate swap agreements for a combined notional amount of $281.5 million with three counterparties effective as of September 5, 2002. Columbia will receive payments based upon a fixed 7.32% interest rate and pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.66 percent per annum. There was no exchange of premium at inception of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the one-time right to cancel the swaps on September 5, 2007 at mid-market.

As a result of the interest rate swap transactions, $663.0 million of Columbia's long-term debt is now subject to fluctuations in interest rates. The interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt's fair value is measured using the short-cut method pursuant to SFAS No. 133. Columbia had no net gain or loss recognized in earnings due to ineffectiveness during 2002 or 2001.

MARKETING AND TRADING ACTIVITIES. Effective July 1, 2002, TPC sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Prior to the sale, TPC's operations included the activities of its gas and power trading businesses. Beginning with the effective date of the sale, the primary remaining operations associated with TPC include commercial and industrial gas sales (including arranging supply), gas supply and power marketing associated with NiSource's single merchant cogeneration facility, marketing a portion of the gas produced from NiSource's exploration and production operations and power trading. With the exception of power trading and one remaining gas trading deal, which expired in October 2002, since July 1, 2002 the gas-related activities at TPC have no longer been considered trading activities, and all positions were marked to fair value pursuant to SFAS No. 133.

The fair market values of NiSource's power trading assets and liabilities were $16.4 million and $16.4 million, respectively, at December 31, 2002 and $60.3 million and $59.4 million, respectively, at December 31, 2001. At December 31, 2002, there were no gas trading contracts remaining. The fair market values of NiSource's gas trading assets and liabilities were $192.0 million and $184.0 million, respectively, at December 31, 2001.

NiSource recorded power trading revenues and cost of sales of $601.2 million and $601.5 million, respectively, for the year ended December 31, 2002. NiSource recorded power trading revenues and cost of sales of $981.0 million and $962.5 million, respectively, for the year ended December 31, 2001. Power trading revenues and cost of sales were $485.2 million and $472.9 million, respectively, for the year ended December 31, 2000. NiSource recorded gas marketing and trading revenues and cost of sales of $481.5 million and $480.1 million, respectively, for the year

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ended December 31, 2002. NiSource recorded gas marketing and trading revenues and cost of sales of $2,146.1 million and $2,147.2 million, respectively, for the year ended December 31, 2001. Gas marketing and trading revenues and cost of sales were $1,893.3 million and $1,855.4 million, respectively, for the year ended December 31, 2000.

9.    EQUITY INVESTMENT SUBSIDIARIES

Certain investments of NiSource are accounted for under the equity method of accounting. All investments shown as limited partnerships are limited partnership interests. The following is a list of NiSource's equity investments at December 31, 2002.

                                                                                                 % of Voting
                                                                                                  Power or
                     Investee                                    Type of Investment             Interest Held
                     --------                                    ------------------             -------------
Binghamton Cogeneration Limited Partnership                     Limited Partnership                      10.0
Binghamton Cogeneration Limited Partnership                     Limited Partnership                      23.3
Bittersweet Pointe, L.P.                                        Limited Partnership                      99.0
Bristol Resources Production Company, L.L.C.                    LLC Membership                           64.0
Chicago South Shore & South Bend Railroad Co.                   General Partnership                      40.0
CID Equity Capital III, L.P.                                    Limited Partnership                       2.0
Douglas Pointe Associates, L.P.                                 Limited Partnership                      99.0
Douglas Pointe II Associates, L.P.                              Limited Partnership                      99.0
Douglas Pointe III Associates, L.L.C.                           LLC Membership                           99.0
Dunedin I, L.L.C.                                               LLC Membership                           99.0
Dunedin II, L.L.C.                                              LLC Membership                           99.0
EnerTek Partners, LP                                            Limited Partnership                      16.5
Hebron Pointe, L.L.C.                                           LLC Membership                           99.0
House Investments - Midwest Corporate Tax Credit Fund, L.P.     Limited Partnership                      99.0
Illinois Indiana Development Company, L.L.C.                    LLC Membership                           40.0
Kingsmill Development Co., L.L.C.                               LLC Membership                           99.9
Laredo Nueces Pipeline Company                                  Common Shares                            50.0
MidTex Gas Storage Company, L.L.P.                              Limited Partnership                      31.0
Millennium Pipeline Company, L.P.                               Limited Partnership                      47.0
Millennium Pipeline Management Company, L.L.C.                  LLC Membership                           47.5
N Squared Aviation, L.L.C.                                      LLC Membership                           33.3
Nth Power Technologies Fund II, L.P.                            Limited Partnership                       4.1
Nth Power Technologies Fund II-A, L.P.                          Limited Partnership                       5.4
PCI Associates                                                  Limited Partnership                      50.0
Prestwick Square of Fort Wayne Associates, L.P.                 Limited Partnership                      99.9
Robertson, L.L.C.                                               LLC Membership                           99.0
SunPower Corporation                                            Preferred Shares                         14.7
The Wellingshire Joint Venture                                  General Partnership                      50.0
Utech Climate Challenge Fund, L.P.                              Limited Partnership                      17.9
Woodland Crossing, L.L.C.                                       LLC Membership                           99.0

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   INCOME TAXES

The components of income tax expense were as follows:

Year Ended December 31, (in millions)               2002        2001        2000
                                                  ------      ------      ------
INCOME TAXES
Current
   Federal                                        $122.6      $195.5      $ 81.2
   State                                            (2.8)       32.3        14.2
                                                  ------      ------      ------
Total Current                                      119.8       227.8        95.4
                                                  ------      ------      ------
Deferred
   Federal                                          84.2       (34.2)       35.6
   State                                            38.9         6.2         3.1
                                                  ------      ------      ------
Total Deferred                                     123.1       (28.0)       38.7
                                                  ------      ------      ------
Deferred Investment Credits                         (9.0)       (9.0)       (7.8)
                                                  ------      ------      ------
INCOME TAXES INCLUDED IN CONTINUING OPERATIONS    $233.9      $190.8      $126.3
                                                  ------      ------      ------

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)                           2002               2001                2000
                                                          ----------------   ----------------    ----------------
Book income from Continuing Operations before
   income taxes                                           $ 659.6            $ 417.2             $ 268.2
Tax expense at statutory Federal income tax rate            230.9    35.0%     146.0    35.0%       93.9    35.0%
Increases (reductions) in taxes resulting from:
   Book depreciation over related tax depreciation          (2.2)    (0.3)     (0.1)        -      (1.6)    (0.6)
   Amortization of deferred investment tax credits          (9.0)    (1.3)     (9.0)    (2.2)      (7.8)    (2.9)
   State income taxes, net of federal income tax             23.4      3.5      25.0      6.0       10.2      3.8
   benefit
   Low-income housing / Section 29 credits                  (7.0)    (1.1)     (7.0)    (1.7)      (5.8)    (2.2)
   Nondeductible amounts related to amortization of
     intangible assets and plant acquisition                    -        -      33.1      7.9        8.8      3.3
     adjustments
   Basis and stock sale differences                             -        -         -        -       19.2      7.2
   Other, net                                               (2.2)    (0.3)       2.8      0.7        9.4      3.5
                                                          -------    ----    -------    ----     -------    ----
INCOME TAXES FROM CONTINUING OPERATIONS                   $ 233.9    35.5%   $ 190.8    45.7%    $ 126.3    47.1%
                                                          -------    ----    -------    ----     -------    ----

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource's net deferred tax liability were as follows:

At December 31, (in millions)                                                  2002          2001
                                                                           --------      --------
DEFERRED TAX LIABILITIES
   Accelerated depreciation and other property differences                 $1,842.0      $1,829.9
   Unrecovered gas & fuel costs                                                46.7          28.1
   Other regulatory assets                                                    238.4         193.0
   SFAS No. 133 and price risk adjustments                                     40.6          18.8
   Premiums and discounts associated with long-term debt                       48.4          56.0
                                                                           --------      --------
Total Deferred Tax Liabilities                                              2,216.1       2,125.8
                                                                           --------      --------
DEFERRED TAX ASSETS
   Deferred investment tax credits and other regulatory liabilities           (62.4)        (63.6)
   Pension and other postretirement/postemployment benefits                  (167.7)        (93.7)
   Environmental liabilities                                                  (41.2)        (44.6)
   Other accrued liabilities                                                  (53.2)        (62.5)
   Other, net                                                                 (37.8)       (117.1)
                                                                           --------      --------
Total Deferred Tax Assets                                                    (362.3)       (381.5)
                                                                           --------      --------
Less:  Deferred income taxes related to current assets and liabilities         (7.9)         19.3
                                                                           --------      --------
NON-CURRENT DEFERRED TAX LIABILITY                                         $1,861.7      $1,725.0
                                                                           --------      --------

On June 28, 2002, the governor of Indiana signed into law legislation that increases the Indiana Corporate Income tax rate from 4.5% to 8.5% effective January 1, 2003. As a result, NiSource recorded an additional deferred income tax liability of $65.9 million (net) in the second quarter 2002 to reflect the impact of the increased tax rate. NiSource's regulated subsidiaries recorded a regulatory asset in the amount of $65.0 million to reflect the probable collection of the increased tax liability though future rates. The overall impact on income tax expense in the second quarter was an increase of $0.9 million.

11.   PENSION AND OTHER POSTRETIREMENT BENEFITS

Noncontributory, defined benefit retirement plans cover the majority of employees. Benefits under the plans reflect the employees' compensation, years of service and age at retirement. Additionally, NiSource provides certain health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for NiSource. The expected cost of such benefits is accrued during the employees' years of service. Current rates of rate-regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts. In 2000, NiSource began using September 30 as its measurement date rather than December 31 for its pension and postretirement benefit plans.

Due to the decline in the equity markets, the fair value of NiSource's pension fund assets, as measured at September 30, 2002, has decreased since 2001. In addition, the discount rate used to measure the accumulated benefit obligation has decreased, resulting in an increase in the estimated minimum liability. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," NiSource recorded a minimum pension liability adjustment at September 30, 2002. The adjustment resulted in a decrease to prepaid pension costs of $271.9 million, an increase in intangible assets of $57.3 million, an increase to retirement benefit liabilities of $126.1 million, an increase to deferred income tax assets of $137.0 million and a decrease to other comprehensive income of $203.7 million after-tax. Primarily due to the decline in plan assets, NiSource expects pension expense for 2003 to increase $42.8 million over the amount recognized in 2002. Although NiSource expects market returns to revert to normal levels as demonstrated in historical periods, NiSource may be required to provide additional funding for the obligations if returns on plan assets fall short of the assumed 9.0% long-term rate.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide a reconciliation of the plans' funded status and amounts reflected in NiSource's Consolidated Balance Sheets at December 31 based on a September 30 measurement date:

                                                         PENSION BENEFITS            OTHER BENEFITS
                                                      ----------------------      --------------------
(in millions)                                           2002          2001          2002        2001
                                                      --------      --------      --------    --------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year            $1,740.3      $1,777.2      $  519.3    $  497.1
   Service cost                                           39.5          45.9          11.3        13.4
   Interest cost                                         125.8         139.3          33.3        39.6
   Plan participants' contributions                         --            --           1.1         1.3
   Plan amendments                                         1.1          (9.7)        (14.0)        8.5
   Actuarial (gain) loss                                 194.3         (32.8)         23.2        (1.5)
   Settlement (gain) loss                                   --          15.8            --          --
   Curtailment (gain) loss                                  --          (5.0)           --       (11.2)
   Settlement payments                                      --         (76.2)           --          --
   Benefits paid                                        (152.7)       (114.2)        (32.9)      (27.9)
                                                      --------      --------      --------    --------
BENEFIT OBLIGATION AT END OF YEAR                     $1,948.3      $1,740.3      $  541.3    $  519.3
                                                      --------      --------      --------    --------

CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year     $1,847.5      $2,265.2      $  144.2    $  169.4
   Actual return on plan assets                          (92.0)       (230.5)         (7.0)      (35.7)
   Employer contributions                                 48.3           3.2          32.9        37.1
   Plan participants' contributions                         --            --           1.1         1.3
   Settlement payments                                      --         (76.2)           --          --
   Benefits paid                                        (152.7)       (114.2)        (32.9)      (27.9)
                                                      --------      --------      --------    --------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR              $1,651.1      $1,847.5      $  138.3    $  144.2
                                                      --------      --------      --------    --------

   Funded status                                      $ (297.2)     $  107.2      $ (403.0)   $ (375.1)
   Contributions made after measurement
     date and before fiscal year end                       0.2            --           7.7         5.9
   Unrecognized actuarial (gain) loss                    493.9          49.4         (34.8)      (83.5)
   Unrecognized prior service cost                        54.7          63.5           1.9        15.2
   Unrecognized transition obligation                      5.5          11.9         116.5       130.5
                                                      --------      --------      --------    --------
NET AMOUNT RECOGNIZED AT END OF YEAR                  $  257.1      $  232.0      $ (311.7)   $ (307.0)
                                                      --------      --------      --------    --------

AMOUNTS RECOGNIZED IN THE STATEMENT OF
   FINANCIAL POSITION CONSIST OF:
   Prepaid benefit cost                               $     --      $     --
   Accrued benefit liability                            (141.1)           --
   Intangible asset                                       57.3            --
   Accumulated other comprehensive income                340.9            --
                                                      --------      --------
NET AMOUNT RECOGNIZED AT END OF YEAR                  $  257.1      $     --
                                                      --------      --------

OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO CHANGE
   IN ADDITIONAL MINIMUM LIABILITY RECOGNITION        $  339.3      $     --
                                                      --------      --------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                 PENSION BENEFITS                 OTHER BENEFITS
                                                               --------------------            --------------------
                                                               2002            2001            2002            2001
                                                               ----            ----            ----            ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF SEPTEMBER 30,
   Discount rate assumption                                    7.0%            7.5%            7.0%            7.5%
   Compensation growth rate assumption                         4.0%            4.5%            4.0%            4.5%
   Medical cost trend assumption                                  -               -            5.5%            5.5%
   Assets earnings rate assumption *                           9.0%            9.0%            9.0%            9.0%
                                                               ----            ----            ----            ----

* Two of the several established medical trusts and the trust established for life insurance are subject to taxation which results in an after-tax asset earnings rate that is less than 9.00%

The following table provides the components of the plans' net periodic benefits cost (benefit) for each of the three years:

                                                       PENSION BENEFITS                   OTHER BENEFITS
                                               ------------------------------      ----------------------------
(in millions)                                    2002        2001        2000        2002       2001       2000
                                               ------      ------      ------      ------     ------     ------
NET PERIODIC COST
   Service cost                                $ 39.5      $ 45.9      $ 24.6      $ 11.3     $ 13.4     $  6.7
   Interest cost                                125.8       139.3        84.9        33.3       39.6       21.4
   Expected return on assets                   (161.1)     (198.2)     (124.1)      (10.0)     (11.5)      (3.5)
   Amortization of transitional obligation        6.3         6.5         6.2        11.8       11.9       12.0
   Amortization of prior service cost             9.9        10.3         7.1         1.5        0.5        0.3
   Recognized actuarial (gain) loss               1.4       (12.7)       (5.3)       (8.5)      (7.8)      (5.9)
   Special termination benefits                    --          --         8.0          --         --         --
   Settlement (gain) loss                          --        (8.4)         --          --         --         --
                                               ------      ------      ------      ------     ------     ------
NET PERIODIC BENEFITS COST (BENEFIT)           $ 21.8      $(17.3)     $  1.4      $ 39.4     $ 46.1     $ 31.0
                                               ------      ------      ------      ------     ------     ------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                       1% point     1% point
(in millions)                                                          increase     decrease
                                                                      ---------    ---------
Effect on service and interest components of net periodic cost        $     6.5    $    (5.6)
Effect on accumulated postretirement benefit obligation               $    55.7    $   (50.0)
                                                                      ---------    ---------

12.   AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS

NiSource has 20,000,000 authorized shares of Preferred with a $0.01 par value, of which 4,000,000 shares are designated Series A Junior Participating Preferred Shares and are reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 13B.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The redemption prices at December 31, 2002, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, were as follows:

                                                                                                        Redemption
                                                                                        Series     Price per Share
                                                                                        ------     ---------------
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Cumulative preferred stock - $100 par value -                                        4-1/4%        $     101.20
                                                                                        4-1/2%        $     100.00
                                                                                         4.22%        $     101.60
                                                                                         4.88%        $     102.00
                                                                                         7.44%        $     101.00
                                                                                         7.50%        $     101.00
   Cumulative preferred stock - no par value adjustable rate (6.00%
     at December 31, 2002), Series A (stated value $50 per share)                                     $      50.00

The redemption prices at December 31, 2002, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

                                                         Redemption                   Sinking Fund or Mandatory
Series                                                 Price per Share                  Redemption Provisions
------                                                 ---------------                  ---------------------
Cumulative preferred stock -             $100 par value -
   8.35%                                 $102.46, reduced periodically               3,000 shares on or before
                                                                                     July 1; increasing to 6,000
                                                                                     shares beginning in 2004;
                                                                                     noncumulative option to
                                                                                     double amount each year

   7-3/4%                                $103.35, reduced periodically               2,777 shares on or before
                                                                                     December 1; noncumulative
                                                                                     option to double amount
                                                                                     each year

Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 2002, for each of the subsequent five years were as follows:

Year Ending December 31, ($ in millions)
2003                                                                         0.6
2004                                                                         0.9
2005                                                                         0.9
2006                                                                         0.9
2007                                                                         0.9

13.   COMMON STOCK

As of December 31, 2002, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.

A. EQUITY OFFERING. In November 2002, NiSource issued 41.4 million shares of common stock at a per-share price of $18.30 ($17.75 on a net basis). The net proceeds of approximately $734.9 million were used to reduce debt.

B. SHAREHOLDER RIGHTS PLAN. The Board of Directors of NiSource has adopted a Shareholder Rights Plan, pursuant to which one right accompanies each share of common stock. Each right, when exercisable, would initially entitle the holder to purchase from NiSource one one-hundredth of a share of Series A Junior Participating Preferred Stock, with $0.01 par value, at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource's outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the rights would entitle the holders to purchase NiSource's or the acquirer's common shares for one-half of

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the market price. The rights will not dilute NiSource's common stock nor affect EPS unless they become exercisable for common stock. The plan was not adopted in response to any specific attempt to acquire control of NiSource. The rights are not currently exercisable.

14.   LONG-TERM INCENTIVE PLANS

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

The amended and restated 1994 Plan provides for the issuance of up to 21 million shares through December 31, 2005. At December 31, 2002, there were 10,558,706 shares reserved for future awards under the amended and restated 1994 Plan. In connection with the acquisition of Columbia, no options were converted or assumed.

Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restricted stock grants made in 2001 and 2000 were exchanged in 2001 for new grants equal to 150% of the shares of common stock subject to the original grants. Restricted stock issued in conjunction with the new grants generally will vest over a period of years beginning on December 31, 2002, and for the Chief Executive Officer, the awards will vest after the year of death, disability, termination without cause, change of control or retirement. Shares subject to the new grants must be held until December 31, 2004. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 861,740 and 1,991,643 restricted shares outstanding at December 31, 2002 and December 31, 2001, respectively.

At December 31, 2002, NiSource had 913,527 outstanding awards under a contingent stock plan. The terms of the awards contain a provision that varies the number of shares to be issued based on the level of attainment of certain stock performance targets. In 2002, based on the performance of NiSource's common stock through December 31, 2002, NiSource recorded expense of $7.3 million related to the plan.

NiSource established a time accelerated restricted stock restricted stock award plan (TARSAP), which governs restricted stock awards beginning with the January 1, 2003 grants. Under the plan, key executives are granted awards of restricted stock that generally vest over a period of six years or at age 62 if an employee would become age 62 within 6 years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at that point. On January 1, 2003, 732,029 grants were issued under the TARSAP.

The Nonemployee Director Stock Incentive Plan, which was approved by stockholders, provides for the issuance of up to 200,000 shares of common stock to nonemployee directors. The Plan provides for awards of common stock, which vest in 20% increments per year, with full vesting after five years. The Plan also allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director's death or disability, or a change in control of NiSource. If a director's service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any shares of common stock not vested as of the date of termination are forfeited. As of December 31, 2002, 95,300 shares had been issued under the Plan. An Amended and Restated Nonemployee Director Stock Incentive Plan, which provides for the issuance of up to 500,000 shares of common stock, in addition to those described above, and permits the granting of restricted stock units, has been approved by the board and will be submitted to the shareholders for approval at the 2003 annual meeting of shareholders.

The long-term incentive plans have been accounted for using the intrinsic value method under APB No. 25. The compensation cost that was charged against net income for restricted stock awards was $19.9 million; $30.0 million and $6.8 million for years ended December 31, 2002, 2001 and 2000, respectively. On January 1, 2001, NiSource granted 1.7 million employee stock options with an identical exercise price that was less than fair market value at the time of the grant. NiSource recorded a pre-tax charge of $6.9 million in 2001 related to this option grant.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Transactions for the three years ended December 31, 2002, were as follows:

                                                                Weighted Average
                                                 Options        Option Price ($)
                                                 -------        ----------------
Outstanding at December 31, 1999               3,948,456                   19.90
   Granted                                     1,235,000                   20.97
   Exercised                                   (603,073)                   14.95
   Cancelled                                   (117,500)                   23.88
                                               ---------                   -----
Outstanding at December 31, 2000               4,462,883                   20.76
   Granted                                     1,725,105                   25.92
   Exercised                                   (563,908)                   17.40
   Cancelled                                   (141,014)                   25.93
                                               ---------                   -----
Outstanding at December 31, 2001               5,483,066                   22.62
   Granted                                     2,190,745                   21.80
   Exercised                                   (307,978)                   15.47
   Cancelled                                   (401,080)                   24.06
                                               ---------                   -----
OUTSTANDING AT DECEMBER 31, 2002               6,964,753                   22.59
EXERCISABLE AT DECEMBER 31, 2002               5,017,914                   22.90
                                               ---------                   -----

The following table summarizes information on stock options outstanding and exercisable at December 31, 2002:

                                        Options Outstanding                               Options Exercisable
                        --------------------------------------------------------   -------------------------------
                                      Weighted Average          Weighted Average                  Weighted Average
 Range of Exercise           Number     Exercise Price     Remaining Contractual        Number      Exercise Price
Prices Per Share ($)    Outstanding      Per Share ($)             Life in Years   Exercisable       Per Share ($)
--------------------    -----------   ----------------     ---------------------   -----------    ----------------
  $14.37 - $14.61           186,900              14.38                       1.6       186,900               14.38
  $14.62 - $17.53           432,400              16.40                       1.6       432,400               16.40
  $17.54 - $20.45           721,376              18.73                       5.5       683,200               18.66
  $20.46 - $23.38         2,474,866              21.30                       7.6     1,128,578               21.63
  $23.39 - $26.30         2,650,711              25.18                       7.6     2,088,336               25.58
  $26.31 - $29.22           498,500              29.22                       5.0       498,500               29.22
                          ---------              -----                       ---     ---------               -----
                          6,964,753              22.59                       6.6     5,017,914               22.90
                          ---------              -----                       ---     ---------               -----

There were no SARs outstanding at December 31, 2002, 2001 or 2000.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 4.9-6.0%. The weighted average fair value of options granted was $6.03, $8.44 and $4.61 during the years 2002, 2001 and 2000, respectively. The following assumptions were used for grants in 2002, 2001 and 2000:

                                    2002                2001                2000
                                    ----                ----                ----
Expected Life                    5.8 YRS             5.6 yrs         5.4-5.8 yrs
Interest Rate                   4.4-5.1%            4.0-4.9%            6.1-6.6%
Volatility                    40.7-42.0%          27.5-28.4%          26.2-29.0%

15.   LONG-TERM DEBT

In November 2000, NiSource, through its NiSource Finance Corp. (NiSource Finance) subsidiary, issued $2.5 billion of notes, providing long-term financing for the acquisition of Columbia. This issuance included $750.0 million of three-year notes bearing a 7.50% coupon and maturing on November 15, 2003; $750.0 million of five-year notes bearing a 7.625% coupon and maturing on November 15, 2005 and $1.0 billion of ten-year notes bearing a 7.875% coupon and maturing on November 15, 2010. Subsequently, an additional $150.0 million of five-year notes were issued, bearing a 7.625% coupon and maturing on November 15, 2005. The notes are guaranteed by NiSource.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a portion of the consideration payable in the acquisition of Columbia, NiSource issued 55.5 million SAILS(SM). The SAILS(SM) were issued as one unit consisting of two separate instruments: a debenture with a stated amount of $2.60 and a purchase contract requiring the holder to purchase for $2.60 cash, a fractional number of shares of NiSource common stock based on a settlement rate indexed to the market price of NiSource common stock. The purchase contract settlement date will be on November 1, 2004 or earlier if there is a change in control of NiSource before that date. The debentures, which mature on November 1, 2006, have been pledged to secure the holders' obligation to purchase common stock under the purchase contract.

The value of the consideration received (Columbia shares) was allocated between the debenture and the stock purchase contract consistent with the provisions of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants" (APB No. 14). Payments under the debenture were $144.4 million nominally and were discounted at a market interest rate to reflect a fair value of $107.0 million at the date of issuance. The debentures are reflected as a component of long-term debt on NiSource's consolidated balance sheet. The value of the forward equity contracts at the date of issuance was determined to be $7.4 million. The value of the stock purchase contracts was reflected as a component of equity, consistent with the provisions of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" (EITF No. 96-13) (at that time) and, subsequently, EITF No. 00-19.

Sinking fund requirements and maturities of long-term debt outstanding at December 31, 2002, for each of the five years subsequent to December 31, 2002 were as follows:

Year Ending December 31, ($ in millions)
----------------------------------------
2003                                                               1,232.6
2004                                                                 200.2
2005                                                               1,328.9
2006                                                                 201.6
2007                                                                 402.3

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

Of NiSource's $5,018.0 million of long-term debt at December 31, 2002, $450.0 million was issued by NiSource's affiliate, NiSource Capital Markets, Inc. (Capital Markets). The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Market's obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Market's creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, was $13.4 billion at December 31, 2002.

Columbia has entered into interest rate swap agreements for $663.0 million of its outstanding long-term debt. The effect of these agreements is to modify the interest rate characteristics of a portion of Columbia's long-term debt from fixed to variable. See Note 8 for further information regarding the interest rate swaps.

16.      SHORT-TERM BORROWINGS

During March 2002, NiSource Finance negotiated a $500 million 364-day credit agreement with a syndicate of banks, led by Barclays Capital, which expires on March 20, 2003. This facility replaced the expiring $1.25 billion 364-day credit facility and complements NiSource's existing $1.25 billion three-year facility that expires on March 23, 2004. NiSource will not renew the 364-day facility, which expires on March 20, 2003. In addition, the $1.25 billion three-year facility that expires on March 23, 2004 is being amended to allow for the aggregate letters of credit outstanding under this agreement to be increased from $150 million to $400 million. The reduction in NiSource's short-term borrowing needs is attributable to the sales of IWCR, SM&P, the exploration and production joint venture, the proceeds from the November 2002 equity offering, and positive operating cash flows.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2002, NiSource had $171.7 million of letters of credit outstanding. At December 31, 2001, NiSource had $51.7 million of letters of credit outstanding.

Short-term borrowings were as follows:

At December 31, (in millions)                                                              2002               2001
======================================================================================================================
Commercial paper weighted average interest rate of 2.25% for 2002.                     $  150.0          $ 1,004.3
Credit facility (3-Year Facility) borrowings weighted average interest rate of
     2.107% at December 31, 2002                                                          763.1              850.0
----------------------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM BORROWINGS                                                            $  913.1          $ 1,854.3
----------------------------------------------------------------------------------------------------------------------

17. CORPORATE PIES AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST HOLDING SOLELY COMPANY DEBENTURES

In February 1999, NiSource completed an underwritten public offering of Corporate PIES. The net proceeds of approximately $334.7 million were primarily used to fund the cash portion of the consideration payable in the acquisition of Bay State, and to repay short-term indebtedness.

The Corporate PIES were offered as one unit comprised of two separable instruments. The first component consists of stock purchase contracts to purchase, four years from the date of issuance, shares of common stock at a face value of $50. The second component consists of mandatorily redeemable preferred securities, which represent an undivided beneficial ownership interest in the assets of NiSource Capital Trust I (Capital Trust). The preferred securities have a stated liquidation amount of $50. The sole assets of Capital Trust are subordinated debentures of Capital Markets that earn interest at the same rates as the preferred securities to which they relate, and certain rights under related guarantees by Capital Markets. The preferred securities have been pledged to secure the holders' obligation to purchase common stock under the stock purchase contracts.

The proceeds of the offering were allocated between the preferred securities and the stock purchase contract consistent with the provisions of APB No. 14. The terms of the stock purchase contract provided for an initial fair value of zero and the cash received from the offering was allocated to the preferred security. The preferred securities were reflected in the mezzanine section of the balance sheet with the caption, "Company-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures," reflecting a full consolidation of the NiSource Capital Trust. The stock purchase contracts were reflected as a component of equity, consistent with the provisions of EITF No. 96-13 (at that time) and, subsequently, EITF No. 00-19. The quarterly contract payments due under the stock purchase contracts were accrued at inception, discounted appropriately, and charged to shareholders' equity. Distributions paid on the preferred securities were presented under the caption "Minority Interest" in NiSource's Statements of Consolidated Income. At December 31, 2002 and December 31, 2001, there were 6.9 million 5.9% preferred securities outstanding with Capital Trust assets of $345.0 million.

18.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

INVESTMENTS. Where feasible, the fair value of investments is estimated based on market prices for those or similar investments.

LONG-TERM DEBT, PREFERRED STOCK AND PREFERRED SECURITIES. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying values and estimated fair values of financial instruments were as follows:


                                                     CARRYING        ESTIMATED      Carrying        Estimated
                                                       AMOUNT       FAIR VALUE        Amount       Fair Value
At December 31, ($ in millions)                          2002             2002          2001             2001
                                                       ------       ----------        ------       ----------
Long-term investments                                    49.7             49.2          44.5             44.3
Long-term debt (including current portion)            6,250.6          6,715.5       6,725.1          7,054.1
Preferred stock (including current portion)              85.5             64.6         132.2            114.0
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust
     holding solely Company debentures                  345.0            265.0         345.0            313.6


In October 1999, Columbia of Ohio entered into an agreement to sell, without recourse, a majority of its trade accounts receivable to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. At the same time, CARC entered into an agreement, with a third party, Canadian Imperial Bank of Commerce (CIBC), to sell a percentage ownership interest in a defined pool of accounts receivable (Sales Program). Under the Sales Program, CARC can transfer an undivided interest in a designated pool of its accounts receivable on an ongoing basis up to a maximum of $200.0 million, $75.0 million or $50.0 million, as determined by the seasonal fluctuation in Columbia of Ohio's account receivable balances and the mutual consent of both parties. The amount available at any measurement date varies based upon the level of eligible receivables. Under this agreement, approximately $99.5 million of receivables were sold as of December 31, 2002.

Under a separate agreement, in conjunction with the Sales Program, Columbia of Ohio acts as agent for CIBC, the ultimate purchaser of the receivables, by performing record keeping and cash collection functions for the accounts receivable sold by CARC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

Northern Indiana may sell, without recourse, up to $100 million of certain of its accounts receivable under a sales agreement, which expires May 2003. Northern Indiana has sold $100 million under this agreement.

Under a separate agreement, in conjunction with the sales agreement, Northern Indiana acts as agent, by performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

NiSource's accounts receivable programs qualify for sale accounting based upon the conditions met in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities." In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. NiSource does not retain any interest in the receivables under both agreements.

19.      OTHER COMMITMENTS AND CONTINGENCIES

A. CAPITAL EXPENDITURES. NiSource expects that approximately $647.8 million will be expended for construction purposes during 2003.

B. SERVICE AGREEMENTS. Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, with annual charges approximating $20 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

C. ASSETS UNDER LIEN. Substantially all of Columbia Gas Transmission Corporation's (Columbia Transmission) properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia. The first mortgage bonds of Northern Indiana constitute a first mortgage lien on certain utility property and franchises.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. GUARANTEES AND INDEMNITIES. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by-letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at December 31, 2002 and the years in which they expire were:

(in millions)                            2003          2004       2005        2006        2007     After
-------------                            ----          ----       ----        ----        ----     -----
Guarantees of subsidiaries debt        $1,050.0     $  131.9   $  930.0    $   40.0    $   29.0   $1,725.0
Guarantees supporting commodity
     transactions of subsidiaries         462.6           --       61.1     1,037.8        47.9      178.8
Other guarantees                          130.0           --       51.1          --          --      250.9
Lines of credit                           150.0        763.1         --          --          --         --
Letters of credit                          52.9          4.9        1.2          --          --      117.0
----------------------------------------------------------------------------------------------------------
Total commercial commitments           $1,845.5     $  899.9   $1,043.4    $1,077.8    $   76.9   $2,271.7
----------------------------------------------------------------------------------------------------------

NiSource has guaranteed the payment of $3.9 billion of debt for various wholly owned subsidiaries including the obligations of NiSource Finance and through a support agreement, the obligations of Capital Markets. The debt is recorded on NiSource's consolidated balance sheet. The subsidiaries are required to comply with certain financial covenants under the debt indenture. NiSource would be obligated to pay the debt's principal and related interest in the event of default. Currently, NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. In addition, NiSource Finance maintains lines of credit with financial institutions. At December 31, 2002, the outstanding balance recorded on the consolidated balance sheet and guaranteed by NiSource amounted to $913.1 million.

Additionally, NiSource has issued guarantees, which support up to approximately $1.8 billion in commodity-related payments for its subsidiaries involved in energy marketing and forward gas sales activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, electricity and related transactions, commodities and services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

NiSource has issued standby letters of credit of approximately $176.0 million through financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under covered contracts, the beneficiary may present its claim for payment to the financial institution, which will in turn request payment from NiSource.

NiSource has purchase and sale agreements guarantees totaling $142.5 million, which guarantee performance of seller's covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sale agreements guarantees are reflected in the consolidated balance sheet.

Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Primary Energy continues to lease four of the projects in which it participates, three of which are recognized on the consolidated balance sheets as capital leases or assets owned in substance. NiSource through Capital Markets, has guaranteed or in substance guaranteed most lease payments to the special purpose entity lessors, including regular lease payments, accelerated lease payments on an event of default, and payment obligations, including residual guarantee amounts, at the end of lease terms. In the case of an event of default, a lessor can accelerate the full, unamortized amount of the lessor's funding. The total guarantees outstanding for all the projects at December 31, 2002 are $573.8 million. As of December 31, 2002, approximately $505.9 million of debt for the four projects is included in NiSource's consolidated balance sheet.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At the end of an initial lease term, Primary Energy has the right to purchase the facility for the unamortized amount of the lessor's funding. If Primary Energy cannot satisfy return conditions, it is required to purchase the facility at such price. If Primary Energy determines not to purchase the facility and it can satisfy the return conditions, the Lessee may be responsible for a residual guarantee amount. One project (Lakeside) remains under an operating lease. The total guarantee outstanding for the project at December 31, 2002 was approximately $34.3 million.

A subsidiary of Primary Energy is a 50% partner in a partnership that operates a coal pulverization facility. The partnership has entered into a lease of a 50% undivided interest in the facility. NiSource has entered into a guarantee of all of the obligations of the partnership under the lease. In an event of default, the partnership will be required to pay a stipulated amount under the lease. This amount was approximately $33.5 million as of December 31, 2002.

E. OTHER LEGAL PROCEEDINGS. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource's consolidated financial position.

F. INTERNAL REVENUE SERVICE (IRS) AUDIT. During 2002, NiSource reached a settlement with the IRS on all remaining issues for tax years 1992 through 1998. The field audit of tax years 1999 and 2000 is expected to begin in March 2003. For Columbia, the Revenue Agent's Report for years 1996 and 1997 was revised and reissued on December 10, 2002. Negotiations resulted in a payment of $7.9 million that was made to the United States Treasury in December 2002 in settlement of tax and interest related to all remaining issues. The field audit of Columbia's 1998 through 2000 tax years began in February 2002. Management believes adequate reserves have been established for issues related to these and subsequently filed returns.

G.       ENVIRONMENTAL MATTERS.

GENERAL. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

GAS DISTRIBUTION. Several Gas Distribution subsidiaries are "potentially responsible parties" (PRPs) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant
(MGP) sites which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution subsidiaries may be required to share in the cost of clean up of such sites. In addition, some Gas Distribution subsidiaries have corrective action liability under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks and under the Toxic Substances Control Act for clean up of polychlorinated biphenyls released at various facilities.

Gas Distribution subsidiaries are parties to or otherwise involved in clean up of three waste disposal sites under Superfund or similar state laws. For one of these sites the potential liability is de minimis and, for the other two, the final costs of clean up have not yet been determined. As site investigations and clean-ups proceed and as additional information becomes available, the waste disposal site liability is reviewed and adjusted, as necessary.

A program has been instituted to identify and investigate former MGP sites where Gas Distribution subsidiaries or predecessors are the current or former owner. The program has identified 84 such sites. Initial investigation has been conducted at 40 sites. Of these sites, additional investigation activities have been completed or are in progress at 34 sites and remedial measures have been implemented or completed at 19 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Security Exchange Commission's Staff Accounting Bulletin No. 92 (SAB No. 92) which covers accounting and disclosures relating to loss contingencies, SFAS No. 5, and American Institute of Certified Public Accountants SOP 96-1, "Environmental Remediation Liabilities" (SOP No.96-1).

As of December 31, 2002, a reserve of approximately $65.9 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response actions required, after consideration of insurance coverage, contributions from other PRPs and rate recovery, will not have a material effect on its financial position.

GAS TRANSMISSION AND STORAGE. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 Environmental Protection Agency (EPA) Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 240 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization had been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at a number of the 240 facilities.

Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5. As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. During 2002, Columbia Transmission completed a sufficient number of the characterization reports and remediation plans to adjust its original estimate for the entire program. As a result, the liability was reduced by $15.5 million. The estimate may be adjusted as additional work is completed consistent with SAB No. 92, SFAS No. 5, and SOP No. 96-1.

Columbia Transmission and Columbia Gulf are PRPs at several waste disposal sites. The potential liability is believed to be de minimis, however, the final allocation of clean-up costs has yet to be determined. As site investigations and clean-ups proceed and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted.

At December 31, 2002, the remaining environmental liability recorded on the balance sheet of Gas Transmission was $61.3 million. Future expenditures will be charged against the previously recorded liability. A regulatory asset has been recorded to the extent environmental expenditures are expected to be recovered through rates. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on NiSource's operations, liquidity or financial position, based on known facts, existing laws, regulations, Columbia Transmission's cost recovery settlement with customers and the time period over which expenditures will be made.

ELECTRIC OPERATIONS.

AIR. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with EPA's nitrogen oxide (NOx) State Implementation Plan
(SIP) call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. The NOx emission limitations in the Indiana rules are more restrictive than those imposed on electric utilities under the Clean Air Act Amendments of 1990 (CAAA) acid rain NOx reduction program. Compliance with the NOx limits contained in these rules is required by May 31, 2004. Northern Indiana plans to install Selective Catalytic Reduction NOx reduction technology at each of its active generating stations to comply with the rules and estimates capital costs will range from $200.0 to $250.0 million. Actual compliance costs may vary depending on a number of factors including market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. Industry and others challenged these rules. On March 26, 2002, the United States Court of Appeals for the D.C. Circuit largely upheld the ambient air standards as challenged. Consequently, designation of areas not attaining the standards, promulgation of rules specifying a compliance level, compliance deadline, and controls necessary for compliance will be completed over the next few years, which will likely change air emissions compliance requirements. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations). The EPA and state regulatory authorities will set final implementation requirements. NiSource believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA, and are currently not reasonably estimable. NiSource will continue to closely monitor developments in this area. However, the exact nature of the impact of the new standards on its operations will not be known for some time.

During 1999, the EPA initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the CAAA and subsequently has issued additional information collection requests to many other utilities. Northern Indiana has also received and responded to information requests from the EPA on this subject over the last two years, most recently in June 2002. At this time, NiSource is unable to predict the result of EPA's review of Northern Indiana's information responses.

In November 2002, EPA announced reforms to the New Source Review rules that include two components. The first, a final rule, does not appear to significantly impact Northern Indiana. However, upon official publication of the rules by EPA on December 31, 2002, nine northeastern states filed a legal challenge against the final rule in the U.S. District Court of Appeals for District of Columbia. The second component is a proposed rule that is subject to further public comment and revision before finalization; therefore, Northern Indiana is unable at this time to evaluate its potential impacts on operations. Northern Indiana will continue to closely monitor the developments related to both rules for potential impacts.

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

The EPA is in the process of developing a program to address regional haze. The Bush administration announced that the EPA would move forward with rules that mandate the states to require power plants built between 1962 and 1977 to install the "best available retrofit technology" (BART). The BART program will target for control by 2013 those pollutants that limit visibility, namely particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with these rules.

WATER. The Great Lakes Water Quality Initiative (GLI) program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. As promulgated, the regulations would provide the Indiana Department of Environmental Management (IDEM) with the authority to grant water quality criteria variances and exemptions for non-contact cooling water. However, the EPA revised the variance language and other minor provisions of IDEM's GLI rule. The EPA by and large left the non-contact cooling water exemption intact; however, a separate agreement between the EPA and IDEM on interpretation of this exemption still leaves uncertainty as to its impact. The EPA change to the variance rule prompted litigation by the affected industrial parties and an agreement on the non-contact cooling water exemption has been reached with EPA/IDEM. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending issuance of these permits, the costs of complying with there requirements cannot be predicted at this time.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REMEDIATION. Northern Indiana is a PRP at three waste disposal sites under CERCLA and similar state laws, and shares in the cost of their cleanup with other PRPs. At one site, the remediation plan has been implemented and long-term monitoring is ongoing. At another site, investigations are ongoing and final costs of clean up have not yet been determined. At the third site, Northern Indiana has recently entered into an EPA Administrative Order on Consent to perform a removal action in the vicinity of a third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal. EPA and IDEM are currently evaluating the potential for remedial action at this site. As investigations and clean-ups proceed at each of these sites, and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted. In addition, Northern Indiana has corrective action liability under the RCRA for closure and clean-up costs associated with treatment, storage and disposal sites. As of December 31, 2002, a reserve of approximately $1.2 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other PRPs and their financial viability and the extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response required will not have a material effect on the its financial position or results of operations.

OTHER.

PRIMARY ENERGY. On June 26, 2002, EPA issued a Notice of Violation (NOV) to three companies involved with a project at Ispat Inland Inc.'s East Chicago, Indiana facility, including Primary Energy's subsidiary, Cokenergy. The NOV alleges violations of the construction permit requirements of the Clean Air Act. At issue is whether air emissions permitting requirements for major sources applied to the construction of the project in 1997. Cokenergy representatives met with EPA in mid-September 2002 to discuss the details of the allegations. At the September meeting, the EPA indicated they would issue a request for additional information, as well as provide substantiation for the NOV. No requests or information have come from the EPA. Cokenergy maintains its belief that the project was properly permitted by the IDEM and pending further discussion with EPA, cannot predict whether any fines or penalties will be assessed or if additional compliance costs will be incurred.

In December 2002, Primary Energy received notice from IDEM that it is reviewing the required removal efficiency for Cokenergy's main stack desulfurization unit. IDEM is exploring this as part of a rule revision to support redesignation of Lake County, Indiana to attainment of the sulfur dioxide National Ambient Air Quality Standards. Until this rulemaking is finalized, Primary cannot predict if additional compliance costs will be incurred.

DISCONTINUED OPERATIONS. NiSource affiliates have retained environmental cleanup liability associated with some of its former operations including those of propane, petroleum and certain local gas distribution companies. The most significant environmental liability relates to a former MGP site. The remainder of the liability is associated with former petroleum operations.

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

ENVIRONMENTAL RESERVES. It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates for certain NiSource companies.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2002, a reserve of approximately $132.1 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other PRPs and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required, after consideration of insurance coverages, contributions from other PRPs and rate recovery, will not have a material effect on its financial position or results of operations.

H. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $79.0 million in 2002, $132.4 million in 2001 and $57.4 million in 2000.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

($ in millions)
2003                                                                56.3
2004                                                                51.1
2005                                                                47.6
2006                                                                45.0
2007                                                                43.6
After                                                              173.9
------------------------------------------------------------------------
Total operating leases                                             417.5
------------------------------------------------------------------------

I. PURCHASE COMMITMENTS. NiSource has service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2003 to 2014, require NiSource to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2002, were:

($ in millions)
2003                                                              144.3
2004                                                              202.0
2005                                                              156.4
2006                                                              119.3
2007                                                              107.2
After                                                             596.7
-----------------------------------------------------------------------
Total purchase commitments                                      1,325.9
-----------------------------------------------------------------------

20.      ENRON BANKRUPTCY FILING

On December 2, 2001, Enron Corp. filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. NiSource has certain exposure to Enron as a result of hedging and trading activities and providing services to Enron at NiSource's gas pipeline and gas distribution subsidiaries. Prior to Enron's bankruptcy filing, NiSource had basis and commodity swaps, pipeline transportation and storage agreements, physical commodity contracts for natural gas, electricity and coal, and SO2 trading agreements in place with Enron as the counterparty. All contracts, with the exception of the pipeline transportation and storage agreements and a contract to supply gas to choice customers of the Columbia of Ohio gas distribution subsidiary, were terminated by NiSource at the end of November 2001. NiSource recorded a pre-tax charge of $17.8 million in 2001 related to the Enron bankruptcy filing. In 2002, an additional pre-tax charge of $4.7 million was recognized. It is not anticipated that the final disposition of Enron's liability to NiSource will have a significant effect on income.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.               OTHER COMPREHENSIVE INCOME

The following table displays the components of Other Comprehensive Income.

Year Ended December 31, (in millions)                               2002              2001
-------------------------------------                               ----              ----
Foreign currency translation adjustment                       $    (1.5)        $    (1.5)
Gain (loss) on available for sale securities                       (3.1)               2.6
Net unrealized gains (losses) on cash flow hedges                   67.8              50.1
Minimum pension liability adjustment                             (203.7)                 -
------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET                  $  (140.5)        $     51.2
------------------------------------------------------------------------------------------

22.      OTHER, NET

Year Ended December 31, (in millions)                          2002               2001               2000
-------------------------------------                          ----               ----               ----
Interest income                                                14.6                18.8               18.7
Miscellaneous                                                 (4.4)               (8.6)             (30.1)
----------------------------------------------------------------------------------------------------------
TOTAL OTHER, NET                                           $   10.2            $   10.2             (11.4)
----------------------------------------------------------------------------------------------------------

23.               INTEREST EXPENSE, NET

Year Ended December 31, (in millions)                          2002               2001               2000
-------------------------------------                          ----               ----               ----
Interest on long-term debt                                 $  451.9           $  438.6           $  136.6
Interest on short-term borrowings                              57.6              145.4              166.6
Discount on prepayment transactions                            21.0               20.5                8.0
Allowance for borrowed funds used
     and interest during construction                         (4.3)              (4.3)              (3.9)
Other                                                         (0.1)              (2.2)              (2.8)
---------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE, NET                                $  526.1           $  598.0           $  304.5
---------------------------------------------------------------------------------------------------------

24.      SEGMENTS OF BUSINESS

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

NiSource's operations are divided into five primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Exploration and Production segment explores for, develops and produces gas and oil in the United States. The Other segment primarily includes gas marketing, power marketing and trading and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems.

During 2002, NiSource re-aligned its reportable segments to reflect the decision to significantly scale back its merchant operations. Electric wholesale and wheeling results were moved from the Merchant segment to the Electric segment. The remaining Merchant segment operations were merged into the Other segment. The telecommunications operations were moved from the Other segment to discontinued operations due to NiSource's decision to exit the telecommunications business. As a result of the realignment, all periods have been adjusted to reflect the new segments.

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


(in millions)                                    2002                 2001              2000
-------------                                    ----                 ----              ----
REVENUES
GAS DISTRIBUTION
Unaffiliated                                $ 3,290.8            $ 4,239.7         $ 2,084.5
Intersegment                                     19.6                 40.6              67.4
                                             --------             --------          --------
Total                                         3,310.4              4,280.3           2,151.9
                                            ---------            ---------         ---------
GAS TRANSMISSION AND STORAGE
Unaffiliated                                    621.8                634.7             116.8
Intersegment                                    300.4                329.0             114.8
                                              -------             --------          --------
Total                                           922.2                963.7             231.6
                                            ---------            ---------         ---------
ELECTRIC OPERATIONS
Unaffiliated                                  1,104.3              1,061.7           1,070.1
Intersegment                                     33.1                  2.8               2.6
                                              -------              -------           -------
Total                                         1,137.4              1,064.5           1,072.7
                                            ---------            ---------         ---------
EXPLORATION AND PRODUCTION
Unaffiliated                                    176.7                170.4              40.6
Intersegment                                     33.9                 65.3               0.5
                                             --------             --------          --------
Total                                           210.6                235.7              41.1
                                            ---------            ---------         ---------
OTHER
Unaffiliated                                  1,283.8              3,348.0           2,702.2
Intersegment                                     46.1                103.3              72.2
                                            ---------            ---------         ---------
Total                                         1,329.9              3,451.3           2,774.4
                                            ---------            ---------        ----------
Adjustments and eliminations                  (418.2)              (534.5)           (242.3)
                                             --------             --------         ---------
CONSOLIDATED REVENUES                       $ 6,492.3            $ 9,461.0         $ 6,029.4
                                            ---------            ---------         ---------



NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)                                            2002                2001                 2000
OPERATING INCOME (LOSS)
     Gas Distribution                                $  459.1            $  380.8             $  241.0
     Gas Transmission and Storage                       398.3               349.0                 45.7
     Electric                                           322.3               340.7                353.0
     Exploration and Production                          41.7                51.9                  5.4
     Other                                             (34.3)              (53.8)                 80.4
     Corporate                                            4.3              (10.9)              (114.9)
     Adjustments and eliminations                        11.3              (24.8)                  1.7
                                                    ---------           ---------             --------
     CONSOLIDATED                                   $ 1,202.7           $ 1,032.9             $  612.3
                                                    ---------           ---------             --------


DEPRECIATION AMORTIZATION & DEPLETION

     Gas Distribution                                $  189.2            $  228.8             $  146.7
     Gas Transmission and Storage                       109.4               161.4                 27.7
     Electric                                           172.2               166.8                162.8
     Exploration and Production                          66.7                63.1                 11.0
     Other                                               26.4                10.2                 23.4
     Corporate                                           10.3                10.4                  4.5
     Adjustments and eliminations                       (0.2)                 0.6                    -
                                                    ---------           ---------             --------
     CONSOLIDATED                                    $  574.0            $  641.3             $  376.1
                                                    ---------           ---------             --------


ASSETS

     Gas Distribution                               $ 5,391.9           $ 5,368.6            $ 5,792.7
     Gas Transmission and Storage                     2,849.6             2,911.8              3,026.2
     Electric                                         2,882.3             3,012.5              3,251.2
     Exploration and Production                       1,173.4             1,181.3                946.6
     Other                                            1,440.4             1,309.7              2,474.9
     Corporate                                        9,581.6            13,249.4             13,275.0
     Adjustments and eliminations                   (6,422.3)           (9,198.9)            (9,079.5)
                                                    ---------           ---------             --------
     CONSOLIDATED                                  $ 16,896.9          $ 17,834.4           $ 19,687.1
                                                    ---------           ---------             --------


CAPITAL EXPENDITURES

     Gas Distribution                                $  196.4            $  211.3             $  138.3
     Gas Transmission and Storage                       128.0               137.4                 50.3
     Electric                                           197.8               134.7                132.2
     Exploration and Production                          90.8               118.8                 22.7
     Other                                                5.9                77.0                 22.3
                                                    ---------           ---------             --------
     CONSOLIDATED                                    $  618.9            $  679.2             $  365.8
                                                    ---------           ---------             --------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of NiSource's business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

                                                                  First         Second           Third         Fourth
($ in millions, except per share data)                          Quarter        Quarter         Quarter        Quarter
--------------------------------------                          -------        -------         -------        -------
2002
     Gross revenues                                             2,208.2        1,375.9         1,066.8       1,841.4
     Operating Income                                             521.2          165.6           186.0         329.9
     Income (Loss) from Continuing Operations                     243.8           22.6            25.4         133.9
     Income from Discontinued Operations -
         net of taxes                                             (1.6)            2.4           (2.2)        (51.8)
     Net Income                                                   242.2           25.0            23.2          82.1

     Basic Earnings Per Share of Common Stock
         Continuing Operations                                     1.19           0.11            0.12          0.59
         Discontinued Operations                                 (0.01)           0.01          (0.01)        (0.23)
                                                                -------        -------         -------       -------
     Basic Earnings Per Share                                      1.18           0.12            0.11          0.36
                                                                -------        -------         -------       -------
     Diluted Earnings Per Share of Common Stock
         Continuing Operations                                     1.17           0.11            0.12          0.59
         Discontinued Operations                                 (0.01)           0.01          (0.01)        (0.23)
                                                                -------        -------         -------       -------
     Diluted Earnings Per Share                                    1.16           0.12            0.11          0.36
                                                                -------        -------         -------       -------
2001

     Gross revenues                                             3,859.5        1,939.1         1,628.6       2,033.8
     Operating Income                                             467.3          167.4           130.5         267.7
     Income (Loss) from Continuing Operations                     179.9          (1.7)          (19.5)          67.7
     Income from Discontinued Operations -
         net of taxes                                             (2.0)          (9.9)           (1.5)         (0.8)
     Change in Accounting- net of taxes                             4.0              -               -             -
     Net Income                                                   181.9         (11.6)          (21.0)          66.9

     Basic Earnings Per Share of Common Stock
         Continuing Operations                                     0.88         (0.01)          (0.09)          0.33
         Discontinued Operations                                 (0.01)         (0.05)          (0.01)             -
         Change in accounting                                      0.02              -               -             -
                                                                -------        -------         -------       -------
     Basic Earnings Per Share                                      0.89         (0.06)          (0.10)          0.33
                                                                -------        -------         -------       -------

     Diluted Earnings Per Share of Common Stock
         Continuing Operations                                     0.86         (0.01)          (0.09)          0.33
         Discontinued Operations                                 (0.01)         (0.05)          (0.01)        (0.01)
         Change in accounting                                      0.02              -               -             -
                                                                -------        -------         -------       -------
     Diluted Earnings Per Share                                    0.87         (0.06)          (0.10)          0.32
                                                                -------        -------         -------       -------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26.      EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)

Reserve information contained in the following tables is based on management's estimates, which were reviewed by the independent consulting firm of Schlumberger Data and Consulting Services. Reserves are reported as net working interest. Gross revenues are reported after deduction of royalty interest payments. The following information begins with the year 2001, due to NiSource's acquisition of Columbia Resources toward the end of 2000. Although NiSource has Canadian holdings, no significant costs or reserves are associated with those properties.

RESERVE QUANTITY INFORMATION

                                                                                UNITED STATES
                                                              ----------------------------------------------
                                                                                                 Oil & Other
                                                                Gas                                  Liquids
Proved Reserves                                                 (Bcf)                             (000 Bbls)
                                                              -------                                -------
RESERVES AS OF DECEMBER 31, 2000                              1,098.6                                  1,221
     Revisions of previous estimate                            (90.8)                                  (106)
     Extensions, discoveries and other additions                 62.2                                      -
     Production                                                (54.0)                                  (213)
     Sale of reserves-in-place                                  (3.2)                                    (7)
                                                              -------                                 ------
RESERVES AS OF DECEMBER 31, 2001                              1,012.8                                    895
     Revisions of previous estimate                              70.3                                    672
     Extensions, discoveries and other additions                124.7                                     31
     Production                                                (54.2)                                  (202)
                                                              -------                                 ------
RESERVES AS OF DECEMBER 31, 2002                              1,153.6                                  1,396
                                                              -------                                 ------
Reserves Held for Sale (a)                                       39.3                                      -
Proved developed reserves as of December 31,
     2001                                                       729.0                                    728
     2002                                                       819.9                                  1,262
                                                              -------                                 ------

(a) The amount shown as Reserves Held for Sale is included in the total Reserves as of December 31, 2002.

CAPITALIZED COSTS

                                                      UNITED STATES
($ in millions)                              2002                    2001
CAPITALIZED COSTS AT YEAR END
     Proved properties                       968.1                   916.6
     Unproved properties (a)                  88.2                    94.9
                                           -------                 -------
Total capitalized costs                    1,056.3                 1,011.5
Accumulated depletion                      (119.3)                  (66.9)
                                           -------                 -------
NET CAPITALIZED COSTS                        937.0                   944.6
                                           -------                 -------

COSTS CAPITALIZED DURING YEAR

     Acquisition properties
         Proved                                1.5                     2.0
         Unproved                              6.2                     6.7
     Exploration                               5.8                     7.2
     Development                              62.5                    57.0
                                           -------                 -------
COSTS CAPITALIZED                             76.0                    72.9
                                           -------                 -------

(a) Represents expenditures associated with properties on which evaluations have not been completed.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER EXPLORATION AND PRODUCTION DATA

                                                                                  UNITED STATES
                                                                             ----------------------
$ in millions)                                                               2002              2001
--------------                                                               ----              ----
Average sales price per Mcf of gas ($)(a)                                     3.45             4.04
Average sales price per barrel of oil and other liquids ($)                  19.01            22.52
Production (lifting) cost per dollar of gross revenue ($)                     0.17             0.16
Depletion rate per dollar of gross revenue ($)                                0.31             0.25
                                                                             -----            -----

(a)      Includes the effect of hedging activities


HISTORICAL RESULTS OF OPERATIONS

Results of operations for exploration and production activities exclude administrative and general costs, corporate overhead and interest expense. Income tax expense is expressed at statutory rates less Section 29 credits.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                         UNITED STATES
($ in millions)                                       2002             2001
---------------                                       ----             ----
Future cash inflows                                  6,076.7          3,158.8
Future production costs                            (1,045.3)          (793.5)
Future development costs                             (421.6)          (311.8)
Future income tax expense                          (1,861.1)          (642.7)
                                                   ---------          -------
Future net cash flows                                2,748.7          1,410.8
Less:  10% discount                                  1,738.1            797.3
                                                   ---------          -------
STANDARDIZED MEASURE OF DISCOUNTED
     FUTURE NET CASH FLOW                            1,010.6            613.5
                                                   ---------          -------

Future cash inflows are computed by applying year-end prices to estimated future production of proved gas and oil reserves. Future expenditures (based on year-end costs) represent those costs to be incurred in developing and producing the reserves. Discounted future net cash flows are derived by applying a 10% discount rate, as required by the Financial Accounting Standards Board, to the future net cash flows. This data is not intended to reflect the actual economic value of NiSource's gas and oil producing properties or the true present value of estimated future cash flows since many arbitrary assumptions are used. The data does provide a means of comparison among companies through the use of standardized measurement techniques.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the components resulting in changes in the standardized measure of discounted cash flows attributable to proved gas and oil reserves for the year ending December 31, 2002 follows. The Exploration and Production Operations segment became a part of NiSource operations on November 1, 2000, as a result of the Columbia acquisition and consequently, the years are not comparable, therefore the 2001 reconciliation has been omitted.

                                                                           UNITED STATES
($ in millions)                                                                     2002
---------------                                                                     ----
BEGINNING OF YEAR                                                                  613.5
                                                                                --------
     Gas and oil sales net of production costs                                   (158.1)
     Net changes in prices and production costs                                    844.3
     Change in future development costs                                           (65.8)
     Extensions, discoveries and other additions, net of related costs             173.9
     Revisions of previous estimates, net of related costs                         139.1
     Accretion of discount                                                          87.1
     Net change in income taxes                                                  (404.9)
     Timing of production and other changes                                      (218.5)
                                                                                --------
END OF YEAR                                                                      1,010.6
                                                                                --------

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEET

As of December 31, (in millions)                                                     2002                 2001
--------------------------------                                                     ----                 ----
ASSETS
Other property, at cost, less accumulated depreciation                         $     12.4           $     21.3
Investments and Other Assets:
     Net assets of discontinued operations                                           79.2                509.0
     Assets held for sale                                                            26.1                 15.4
     Investments in subsidiary companies                                          7,798.6              7,259.1
                                                                               ----------           ----------
Total Investments                                                                 7,903.9              7,783.5
                                                                               ----------           ----------
Current Assets:
     Cash and cash equivalents                                                        1.3                  7.8
     Amounts receivable from subsidiaries                                           666.1                577.6
     Deferred taxes                                                                 111.5                 27.3
     Prepayments                                                                      0.1                  0.1
                                                                               ----------           ----------
Total Current Assets                                                                779.0                612.8
                                                                               ----------           ----------
Other (principally notes receivable from associated companies)                       28.5                 32.8
                                                                               ----------           ----------
TOTAL ASSETS                                                                   $  8,723.8           $  8,450.4
                                                                               ==========           ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
     Common stock equity                                                       $  4,174.9           $  3,469.4
     Long-term debt, excluding amounts due within one year                          125.9                116.9
                                                                               ----------           ----------
Total Capitalization                                                              4,300.8              3,586.3
                                                                               ----------           ----------
Current Liabilities                                                                  81.9                144.9
Other (principally notes payable to associated companies)                         4,341.1              4,719.2
                                                                               ----------           ----------
TOTAL CAPITALIZATION AND LIABILITIES                                           $  8,723.8           $  8,450.4
                                                                               ----------           ----------

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               STATEMENT OF INCOME

Year Ended December 31, (in millions, except per share amounts)         2002            2001             2000
---------------------------------------------------------------         ----            ----             ----
Equity in net earnings of subsidiaries                              $  581.6        $  368.9         $  312.2
                                                                    --------        --------         --------
Other income (deductions):
Administrative and general expenses                                   (21.8)          (12.4)           (52.1)
Loss on asset impairment                                                   -           (9.2)           (65.8)
Gain on sale of assets/property                                         19.5               -                -
Interest income                                                          9.0            32.3             51.6
Interest expense                                                     (292.1)          (78.5)          (141.5)
Other, net                                                            (10.5)         (116.5)           (22.3)
                                                                    --------        --------         --------
                                                                     (295.9)         (184.3)          (230.1)
                                                                    --------        --------         --------
Income from continuing operations before income taxes                  285.7           184.6             82.1
Income taxes                                                          (86.8)          (27.5)           (59.0)
                                                                    --------        --------         --------
Income from continuing operations                                      372.5           212.1            141.1
                                                                    --------        --------         --------
Income from discontinued operations - net of tax                           -             0.1              9.8
Change in accounting - net of taxes                                        -             4.0                -
                                                                    --------        --------         --------
NET INCOME                                                          $  372.5        $  216.2         $  150.9
                                                                    ========        ========         ========
Average common shares outstanding (thousands)                        211,009         205,301          134,470
Basic earnings per share
     Continuing operations                                           $  2.02         $  1.10          $  1.05
     Income from discontinued operations                               (0.25)          (0.07)            0.07
     Change in accounting                                                 --            0.02                -
                                                                    --------        --------         --------
BASIC EARNINGS PER SHARE                                             $  1.77         $  1.05          $  1.12
                                                                    ========        ========         ========
Diluted earnings per share
     Continuing operations                                           $  2.00         $  1.08          $  1.04
     Income from discontinued operations                               (0.25)          (0.07)            0.07
     Change in accounting                                                  -            0.02                -
                                                                    --------        --------         --------
DILUTED EARNINGS PER SHARE                                           $  1.75         $  1.03          $  1.11
                                                                    ========        ========         ========

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENT OF CASH FLOWS

Year Ended December 31, (in millions, except per share amounts)              2002               2001                2000
---------------------------------------------------------------              ----               ----                ----

Net cash provided in operating activities                                 $ 119.8             $  521.2          $  (152.0)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired                            -                    -           (5,654.5)
     Construction work in progress                                              -                (2.0)                0.7
     Proceeds from disposition of assets                                     35.6                    -               68.3
     Investments at cost                                                   (261.9)               (2.7)                  -
                                                                         --------             --------           ---------
Net cash provided by (used in) investing activities                        (226.3)               (4.7)           (5,585.5)
                                                                         --------             --------           ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Issuance of common shares                                              734.9                (0.1)            2,042.1
     Increase (decrease) in notes payable to subsidiaries                  (298.0)             (364.9)            3,785.0
     Increase in notes receivable from subsidiaries                         (88.5)               90.8               108.3
     Cash dividends paid on common shares                                  (241.5)             (238.0)             (131.8)
     Acquisition of treasury shares                                          (6.9)                   -              (65.9)
                                                                         --------             --------           ---------
Net cash provided by (used in) financing activities                         100.0              (512.2)            5,737.7
                                                                         --------             --------           ---------
Net increase (decrease) in cash and cash equivalents                         (6.5)                4.3                 0.2
Cash and cash equivalents at beginning of year                                7.8                 3.5                 3.3
                                                                         --------             --------           ---------
Cash and cash equivalents at end of year                                  $   1.3             $   7.8           $     3.5
                                                                         --------             --------           ---------

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       DIVIDENDS FROM SUBSIDIARIES

Cash dividends paid to NiSource by its consolidated subsidiaries were (in millions of dollars): $444.4, $248.0 and $302.2 in 2002, 2001 and 2000, respectively. In addition, NiSource received (in millions of dollars): $15.7, $7.0 and $16.3 in 2002, 2001 and 2000, respectively in cash distributions from equity investments.

2.       NOTES TO CONDENSED FINANCIAL STATEMENTS

See Item 8 for the full text of notes to the Consolidated Financial Statements.

                                  NISOURCE INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                                             Additions               Deductions for
                                                                       Charged to  Charged            Purposes for
                                             Balance                   Costs and   to Other  Sale of which Reserves    Balance
Description ($ in millions)                Jan. 1, 2001  Acquisitions  Expenses    Account   Assets   were Created   Dec. 31, 2002
---------------------------                ------------  ------------  --------    -------   ------   ------------   -------------
Reserves Deducted in Consolidated Balance
 Sheet from Assets to Which They Apply:
  Reserve for accounts receivable              56.5           -           54.3       46.4       -          100.0          57.2
  Reserve for other investments                25.6           -           (0.5)       4.3       -              -          29.4

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:

  Environmental reserves                      167.4           -           (8.4)         -       -           26.9         132.1
  Restructuring reserve                        58.3           -           41.3      (13.3)      -           36.7          49.6
  Reserve for cost of operational gas          13.7           -           (6.8)         -       -            2.9           4.0
  Accumulated provision for rate refund         1.5           -            0.8        0.4       -            1.0           1.7
  Unpaid medical claims                         2.9           -              -          -       -              -           2.9
  Gas air conditioning development
   funding reserve                              1.3           -              -          -       -              -           1.3
  Amount owed for purchase
   gas imbalance                                0.4           -              -          -       -              -           0.4
  Construction project reserve                  3.2           -              -          -       -              -           3.2

                                                                             Additions               Deductions for
                                                                       Charged to  Charged            Purposes for
                                             Balance                   Costs and   to Other  Sale of  which Reserves   Balance
Description ($ in millions)                Jan. 1, 2001  Acquisitions  Expenses    Account   Assets   were Created   Dec. 31, 2001
---------------------------                ------------  ------------  --------    -------   ------   ------------   -------------
Reserves Deducted in Consolidated
 Balance Sheet from Assets to
  Which They Apply:
 Reserve for accounts receivable                41.8           --         61.8        59.3        --        106.4          56.5
 Reserve for other investments                  43.4           --          7.0         4.0      14.4         14.4          25.6
Reserves Classified Under Reserve Section
 of Consolidated Balance Sheet:

  Environmental reserves                       130.5           --         54.9          --        --         18.0         167.4
  Restructuring reserve                         65.4         (6.4)        28.7          --        --         29.4          58.3
  Reserve for cost of operational gas            1.2           --         19.8          --        --          7.3          13.7
  Accumulated provision for rate refund          1.5           --           --          --        --           --           1.5
  Unpaid medical claims                          2.9           --           --          --        --           --           2.9
  Gas air conditioning development
   funding reserve                               1.3           --           --          --        --           --           1.3
  Amount owed for purchase gas imbalance         0.4           --           --          --        --           --           0.4
  Construction project reserve                   1.8           --           --         1.4        --           --           3.2

                                  NISOURCE INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                                              Additions               Deductions for
                                                                       Charged to  Charged            Purposes for
                                             Balance                   Costs and   to Other  Sale of  which Reserves   Balance
Description ($ in millions)                Jan. 1, 2000  Acquisitions  Expenses    Account   Assets   were Created   Dec. 31, 2001
---------------------------                ------------  ------------  --------    -------   ------   ------------   -------------
Reserves Deducted in Consolidated Balance
 Sheet from Assets to Which They Apply:
  Reserve for accounts receivable               30.4          15.0         93.2       1.2       0.2          97.8          41.8
  Reserve for other investments                 24.7             -         21.5         -         -           2.8          43.4

Reserves Classified Under Reserve
 Section of Consolidated Balance Sheet:

  Environmental reserves                        23.8         110.0          1.8         -         -           5.1         130.5
  Restructuring reserve                            -          66.9          6.1         -         -           7.6          65.4
  Reserve for cost of operational gas            1.2             -            -         -         -             -           1.2
  Accumulated provision for rate refund          0.5             -          1.0         -         -             -           1.5
  Unpaid medical claims                          2.9             -            -         -         -             -           2.9
  Gas air conditioning development
   funding reserve                               1.3             -            -         -         -             -           1.3
  Amount owed for purchase gas imbalance         0.4             -            -         -         -             -           0.4
  Construction project reserve                   0.6             -          1.2         -         -             -           1.8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NISOURCE INC.

On May 21, 2002 the Board of Directors of NiSource, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the independent public accountants for NiSource and its subsidiaries, Columbia Energy Group and Northern Indiana Public Service Company (collectively, the "Registrants"), and decided to engage Deloitte & Touche LLP to serve as the Registrants' independent public accountants for 2002. Information with respect to this matter is included in NiSource's current report on Form 8-K filed May 21, 2002, which information is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of this Form 10-K.

Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003, which information is incorporated by reference.

Information regarding delinquent filings under Section 16 of the Securities Exchange Act of 1934 by executive officers and directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003, which information is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003, which information is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NiSource's chief executive officer and its chief financial officer, after evaluating the effectiveness of NiSource's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on February 21, 2003, have concluded that, as of such date, NiSource's disclosure controls and procedures were adequate and effective to ensure that material information relating to NiSource and its consolidated subsidiaries would be made known to them by others within those entities.

NISOURCE INC.

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

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2002.

                      Financial
Item Reported     Statements Included           Date of Event         Date Filed
-------------     -------------------           -------------         ----------
    5,7                  No                      10/28/2002           11/1/2002
      9                  No                      11/3/2002            11/4/2002
    5,7                  No                      11/6/2002            11/7/2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 NiSource Inc.
                                       ----------------------------------------
                                                 (Registrant)


Date  February 28, 2003                By:  /s/ Gary L. Neale
     -----------------------           ----------------------------------------
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

 /s/     Gary L. Neale                                  Chairman, President and Chief                 February 28, 2003
---------------------------------------------           Executive Officer, and Director
         Gary L. Neale                                  (Principal Executive Officer)

 /s/     Stephen P. Adik                                Vice Chairman and Director                    February 28, 2003
---------------------------------------------
         Stephen P. Adik

 /s/     Steven C. Beering                              Director                                      February 28, 2003
---------------------------------------------
         Steven C. Beering

 /s/     Arthur J. Decio                                Director                                      February 28, 2003
---------------------------------------------
         Arthur J. Decio

 /s/     Dennis E. Foster                               Director                                      February 28, 2003
---------------------------------------------
         Dennis E. Foster

 /s/     Jeffrey W. Grossman                            Vice President and Controller                 February 28, 2003
---------------------------------------------           (Principal Accounting Officer)
         Jeffrey W. Grossman

 /s/     Michael W. O'Donnell                           Executive Vice President and                  February 28, 2003
---------------------------------------------           Chief Financial Officer
         Michael W. O'Donnell                           (Principal Financial Officer)

 /s/     Ian M. Rolland                                 Director                                      February 28, 2003
---------------------------------------------
         Ian M. Rolland

 /s/     John W. Thompson                               Director                                      February 28, 2003
---------------------------------------------
         John W. Thompson

 /s/     Robert J. Welsh                                Director                                      February 28, 2003
---------------------------------------------
         Robert J. Welsh

 /s/     Dr. Carolyn Y. Woo                             Director                                      February 28, 2003
---------------------------------------------
         Dr. Carolyn Y. Woo

 /s/     Roger A. Young                                 Director                                      February 28, 2003
---------------------------------------------
         Roger A. Young

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary L. Neale, certify that:

         1.       I have reviewed this annual report on Form 10-K of NiSource
                  Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003            By:        /s/ Gary L. Neale
                                        ---------------------------------------
                                                Gary L. Neale
                                          Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael W. O'Donnell, certify that:

         1.       I have reviewed this annual report on Form 10-K of NiSource
                  Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003               By:      /s/ Michael W. O'Donnell
                                          -------------------------------------
                                                  Michael W. O'Donnell
                                                Chief Financial Officer

EXHIBIT INDEX

NISOURCE INC.

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

(3.2) Amended and Restated By-Laws of NiSource Inc (incorporated by reference to Exhibit 3.2 to the NiSource Inc. Annual Report on Form 10-K for the year ended December 31, 2001).

(4.1) Indenture dated August 1, 1939 between Northern Indiana Public Service Company (Northern Indiana) and Trustees (incorporated by reference to
         Exhibit 7 to the Northern Indiana Registration Statement (Registration No. 2-5178)).

(4.2) Eighteenth Supplemental Indenture dated September 1, 1967 (incorporated by reference to Exhibit 1 to the Northern Indiana Current Report on Form 8-K dated October 9, 1967).

(4.3) Forty-first Supplemental Indenture dated July 1, 1991 (incorporated by reference to Exhibit 1 to the -Northern Indiana Current Report on Form 8-K dated March 25, 1992).

(4.4) Indenture dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.5) First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.6) Memorandum of Agreement with City of Michigan City, Indiana (incorporated by reference to Exhibit 7 to the Northern Indiana Registration Statement (Registration No. 2-48531)).

(4.7) Financing Agreement No. 1 dated November 1, 1988, between Northern Indiana and Jasper County, Indiana regarding $37,000,000 Series 1988A Pollution Control Refunding Revenue Bonds. Identical Financing agreements between Northern Indiana and Jasper County, Indiana provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C
         and $24,000,000 Series 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to the Northern Indiana Current Report on Form 8-K dated March 16, 1989).

(4.8) Financing Agreement dated July 1, 1991, with Jasper County, Indiana regarding $55,000,000 Series 1991 Collateralized Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 3 to the Northern Indiana Current Report on Form 8-K dated March 25, 1992).

(4.9) Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and
         $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.16 to the Northern Indiana Annual Report on Form 10-K for year ended December 31, 1994).

*        Management contract or compensatory plan or arrangement of NiSource
         Inc.
**       Exhibit filed herewith.

NISOURCE INC.

(4.10) Indenture between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chemical Bank as Trustees dated February 1, 1996 (incorporated by reference to Exhibit 1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 33-65285)).

(4.11) Rights Agreement, dated November 1, 2000, between NiSource Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent. (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.12) Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.13) First Supplemental Indenture dated February 16, 1999, by and among NIPSCO Capital Markets, Inc., NIPSCO Industries, Inc., and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.36 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999).

(4.14) Indenture, dated November 1, 2000, between NiSource Inc. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.3 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.15) First Supplemental Indenture, dated November 1, 2000, between NiSource Inc. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.4 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.16) Purchase Contract Agreement, dated November 1, 2000, between NiSource Inc. and The Chase Manhattan Bank, as purchase contract agent (incorporated by reference to Exhibit 4.5 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.17) Pledge Agreement, dated November 1, 2000, between NiSource Inc., Bank One, National Association, as collateral agent, Bank One, National Association, as securities intermediary, and The Chase Manhattan Bank, as purchase contract agent (incorporated by reference to Exhibit 4.6 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.18) Remarketing Agreement, dated November 1, 2000, between NiSource Inc. and Credit Suisse First Boston Corporation, as remarketing Agent (incorporated by reference to Exhibit 4.7 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.19) Second Supplemental Indenture, dated as of November 1, 2000, among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

(4.20) First Supplemental Indenture, dated as of November 1, 2000, among NiSource Capital Markets, Inc., NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.46 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

(4.21) Supplemental Agreement dated November 1, 2000, between NiSource Inc., The Chase Manhattan Bank, as purchase contract agent, and The First National Bank of Chicago, as collateral agent and securities intermediary (incorporated by reference to Exhibit 4.47 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31,
         2000).

*        Management contract or compensatory plan or arrangement of NiSource
         Inc.

**       Exhibit filed herewith.

NISOURCE INC.

(4.22) 364-Day Revolving Credit Agreement, dated as of March 21, 2002, among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lenders party thereto, as Lenders, Barclays Bank PLC, as Administrative Agent and LC Bank, Barclays Capital and Credit Suisse First Boston, as Lead Arrangers and Barclays Capital, as Sole Book Runner (incorporated by reference to Exhibit 4.48 to NiSource Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2002).

(4.23) Indenture, dated November 14, 2000, among NiSource Finance Corp., NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.3 to the NiSource Inc. Form S-3, dated January 17, 2001 (Registration No. 333-49330)).

(4.24) Indenture between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-S to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.25) Third Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-V to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.26) Fourth Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-W to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.27) Fifth Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-X to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.28) Sixth Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-Y to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.29) Seventh Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A., Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-Z to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.30) Instrument of Resignation, Appointment and Acceptance dated as of March 1, 1999, between Columbia Energy Group and Marine Midland Bank, as Resigning Trustee and The First National Bank of Chicago, as Successor Trustee (incorporated by reference to Exhibit 4-I to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 1998.

(4.31) 3-Year Revolving Credit Agreement, dated as of March 23, 2001, among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arrangers, Arrangers, Senior Managing Agents, Managers, and Lenders party thereto, as Lenders, Credit Suisse First Boston, as Syndication Agent, Bank One, National Association (Main Office, Chicago), Citibank, N.A., Toronto Dominion (Texas), Inc. as Co-Documentation Agents, Barclays Bank PLC, as Administrative Agent and LC Bank, Barclays Capital and Credit Suisse First Boston, as Lead Arrangers and Barclays Capital, as Sole Book Runner (incorporated by reference to Exhibit 4.60 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

(4.32) First Amendment to Financing Agreement No. 1, dated as of November 1, 2000, between Jasper County and Northern Indiana regarding Series 1988A Pollution Control Refunding Revenue Bonds. Northern Indiana entered into identical First Amendments to Financing Agreements Nos. 2, 3 and 4, each dated as of November 1, 2000, between Jasper County and Northern Indiana in connection with the Series 1988B, 1988C and 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to
         Exhibit 4.61 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

*        Management contract or compensatory plan or arrangement of NiSource
         Inc.
**       Exhibit filed herewith.

NISOURCE INC.

(10.1) Supplemental Life Insurance Plan effective January 1, 1991 (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March 25, 1992). *

(10.2) NiSource Inc. Executive Deferred Compensation Plan effective November 1, 2000. * **

(10.3) Columbia Energy Group Deferred Compensation Plan amended and effective July 1, 1998. * **

(10.4) Form of Change in Control and Termination Agreements and Schedule of Parties to the Agreements (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000). * **

(10.5) Nonemployee Director Stock Incentive Plan of NiSource Inc. (As Amended and Restated Effective July 1, 2002. * **

(10.6) NiSource Inc. Long-Term Incentive Plan (As Amended and Restated Effective April 14, 1999) (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999). *

(10.7) NiSource Inc. 1994 Long-Term Incentive Plan (As Amended and Restated Effective January 1, 2000) (incorporated by reference to Annex VI to the joint proxy statement/prospectus dated April 24, 2000, filed as a part of the Registration Statement on Form S-4 (No. 333-33896)). *

(10.8) First and Second Amendments to the NiSource Inc. 1994 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the NiSource Inc. Annual Report on Form 10-K for the year ended December 31, 2001). *

(10.9) Third and Fourth Amendment to the NiSource Inc. 1994 Long Term Incentive Plan. * **

(10.10) Letter Agreement dated December 16, 2002, between Patrick J. Mulchay and NiSource Corporate Services Company. * ** ***

(10.11) Letter Agreement dated August 28, 2002, as amended November 4, 2002, between Jeffrey W. Yundt and NiSource Corporate Services Company. * **
         ***

(10.12) Letter Agreement dated October 25, 1999, between Mr. Roger A. Young and NiSource Inc. (incorporated by reference to Exhibit 10.1 to NiSource Inc.'s Quarterly Report on Form 10-Q for the period ended September 30,
         1999). *

(10.13) Amended and Restated Indenture of Mortgage and Deed of Trust by Columbia Gas Transmission Corporation to Wilmington Trust Company, dated as of November 28, 1995 (incorporated by reference to Exhibit 10-AF to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 1995).

(10.14) $50,000,000 Amended and Restated Credit Agreement dated October 11, 2000, among Columbia Energy Group and certain banks party thereto and Citibank, N.A. as Administrative and Syndication Agent (incorporated by reference to Exhibit 10-CQ to the Columbia Energy Group Annual Report on Form 10-K for the period ended September 30, 2000).


*        Management contract or compensatory plan or arrangement of NiSource
         Inc.
**       Exhibit filed herewith.
*** Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

NISOURCE INC.

(10.15) $850,000,000 Amended and Restated Credit Agreement dated October 11, 2000, among Columbia Energy Group and certain banks party thereto and Citibank, N.A. as Administrative and Syndication Agent (incorporated by reference to Exhibit 10-CR to the Columbia Energy Group Annual Report on Form 10-K for the period ended September 30, 2000).

(10.16) Annual Incentive Compensation Plan of The Columbia Gas System, Inc., as amended, dated as of November 16, 1988 (incorporated by reference to Exhibit 10-BB to Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1988).

(10.17) Memorandum of Understanding among the Millennium Pipeline Project partners (Columbia Transmission, West Coast Energy, MCN Investment Corp. and TransCanada Pipelines Limited) dated December 1, 1997 (incorporated by reference to Exhibit 10-CF to Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1998).

(10.18) Agreement of Limited Partnership of Millennium Pipeline Company, L.P. dated May 31, 1998 (incorporated by reference to Exhibit 10-CG to Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1998).

(10.19) Contribution Agreement Between Columbia Gas Transmission Corporation and Millennium Pipeline Company, L.P. dated July 31, 1998 (incorporated by reference to Exhibit 10-CH to Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1998).

(10.20) Regulations of Millennium Pipeline Management Company, L.L.C. dated May 31, 1998 (incorporated by reference to Exhibit 10-CI to Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31,
         1998).

(10.21) Nonemployee Director Retirement Plan, as amended and restated effective January 1, 2002. * **

(10.22)  Supplemental Executive Retirement Plan effective June 1, 2002 * **

(10.23) Bay State Gas Company Supplemental Executive Retirement Plan restated January 1, 1992. * **

(10.24) Pension Restoration Plan of The Columbia Gas System, Inc., amended and restated March 1, 1997 (incorporated by reference to Exhibit 10.27 of the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2001). *

(10.25) Thrift Restoration Plan for The Columbia Energy Group, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.28 to the NiSource Inc. Quarterly Report or Form 10-Q for the period ended September 30, 2001). *

(10.26) Agreement dated December 18, 2000 between Catherine G. Abbott and NiSource Inc. (incorporated by reference to Exhibit 10.29 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000). *

(10.27)  NiSource Inc. Executive Severance Policy, effective June 1, 2002. * **

(10.28)  NiSource Inc. Annual Incentive Plan, effective as of January 1, 2002.
         * **

(10.29 Natural Gas Advance Sale Contract, dated December 1, 1999, between Columbia Natural Resources, Inc. and Mahonia II Limited (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2001).

*        Management contract or compensatory plan or arrangement of NiSource
         Inc.
**       Exhibit filed herewith.

NISOURCE INC.

(10.30)  First Amendment to Natural Gas Advance Sale Contract (dated December 1,
         1999), effective March 30, 2001, between Columbia Natural Resources, Inc. and Mahonia II Limited (incorporated by reference to Exhibit 10.31 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2001).

(10.31) Natural Gas Advance Sale Contract, dated August 24, 2000, between Columbia Natural Resources, Inc. and Mahonia II Limited (incorporated by reference to Exhibit 10.32 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2001).

(10.32)  First Amendment to Natural Gas Advance Sale Contract (dated August 24,
         2000), effective March 30, 2001, between Columbia Natural Resources, Inc. and Mahonia II Limited (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2001).

(10.33) Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements. * **

(10.34) NiSource Inc. Directors' Charitable Gift Program effective January 1, 2001 (incorporated by reference to Exhibit 10.35 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2001).*

(10.35) Letter Agreement between NiSource Corporate Services Company and S. LaNette Zimmerman, dated July 15, 2002. * **

(10.36) Consulting Agreement, effective February 2002, between Jeffrey W. Yundt and NiSource Corporate Services Company. * **

(12)     Ratio of Earnings to Fixed Charges. **

(16) Letter from Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the NiSource Inc. Current Report on Form 8-K dated May 21, 2002).

(21)     List of Subsidiaries. **

(23.1)   Consent of Deloitte & Touche LLP. **

(23.2) Written consent, dated February 5, 2003, to the filing and use of information contained in such letter report, in Reports and Registration Statements filed during 2002, of Schlumberger Data and Consulting Services independent petroleum and natural gas consultants.
         **

(99.1) Certification of Gary L. Neale, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(99.2) Certification of Michael W. O'Donnell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*        Management contract or compensatory plan or arrangement of NiSource
         Inc.

**       Exhibit filed herewith.

References made herein to Columbia Energy Group filings can be found at Commission File Number 001-01098 and references made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.