Form 10-K/A
period 2002-12-31
NISOURCE INC/DE
filed 2003-03-07
CIK 1111711

As Filed with the United States Securities and Exchange Commission on February 28, 2003.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

                               (AMENDMENT NO. 1)
           [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

This report is an amendment to the NiSource Inc. Form 10-K for the year ended December 31, 2002. Item 8 of the report is being amended because, in footnote 26, "Exploration and Production Activities" the Historical Results of Operations table was omitted during the EDGARization process. The electronic version is being amended to include the omitted table. In addition, Item 15 is being amended to include the updated consent of NiSource's external auditors, Deloitte & Touche LLP.


Except as described above, no other change has been made to the NiSource Inc. Form 10-K filed on March 3, 2003.

                                    CONTENTS


                                                                                                            Page
                                                                                                             No.
                                                                                                           -------

Part II

         Item 8.    Financial Statements and Supplementary Data......................................       45

Part III

         Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................      102

         Signatures..................................................................................      103

         Certifications..............................................................................      104

         Exhibits....................................................................................      106

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

NISOURCE INC.

INDEX                                                                       PAGE
-----                                                                       ----
Independent Auditor's Report..............................................   46
Statements of Consolidated Income.........................................   47
Consolidated Balance Sheets...............................................   48
Statements of Consolidated Cash Flows.....................................   50
Statements of Consolidated Capitalization.................................   51
Statements of Consolidated Long-Term Debt.................................   52
Statements of Consolidated Common Stockholders' Equity....................   54
Notes to Consolidated Financial Statements................................   56
Schedule I................................................................   95
Schedule II...............................................................   99

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


(a)      Includes the effect of hedging activities

HISTORICAL RESULTS OF OPERATIONS


                                                                                  UNITED STATES
                                                                            ------------------------
($ in millions)                                                              2002              2001
---------------                                                              ----              ----
Gross revenues
 Unaffiliated                                                               156.9             157.4
 Affiliated                                                                  33.9              65.4
Production costs                                                             32.7              35.7
Depletion                                                                    59.7              56.3
Successful Efforts Expense                                                   12.2              21.9
Income tax expense                                                           32.7              41.9
----------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS                                                        53.5              67.0
----------------------------------------------------------------------------------------------------


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

                                                 NiSource Inc.
                                       ----------------------------------------
                                                 (Registrant)


Date  March 7, 2003                    By:  /s/ Jeffrey W. Grossman
     -----------------------           ----------------------------------------
                                                Jeffrey W. Grossman
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary L. Neale, certify that:

         1.       I have reviewed this annual report on Form 10-K/A of NiSource
                  Inc.;

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

Date:  March 7, 2003                 By:        /s/ Gary L. Neale
                                        ---------------------------------------
                                                Gary L. Neale
                                          Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael W. O'Donnell, certify that:

         1.       I have reviewed this annual report on Form 10-K/A of NiSource
                  Inc.;

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

Date:  March 7, 2003                   By:      /s/ Michael W. O'Donnell
                                          -------------------------------------
                                                  Michael W. O'Donnell
                                                Chief Financial Officer

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

(4.11) Rights Agreement, dated November 1, 2000, between NiSource Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.12) Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.13) First Supplemental Indenture dated February 16, 1999, by and among NIPSCO Capital Markets, Inc., NIPSCO Industries, Inc., and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.36 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999)

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

(4.19) Second Supplemental Indenture, dated as of November 1, 2000 among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

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

NiSOURCE, INC.

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

(4.31) 3-Year Revolving Credit Agreement, dated as of March 23, 2001 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arrangers, Arrangers, Senior Managing Agents, Managers, and Lenders party thereto, as Lenders, Credit Suisse First Boston, as Syndication Agent, Bank One, National Association (Main Office, Chicago), Citibank, N.A., Toronto Dominion (Texas), Inc. as Co-Documentation Agents, Barclays Bank PLC, as Administrative Agent and LC Bank, Barclays Capital and Credit Suisse First Boston, as Lead Arrangers and Barclays Capital, as Sole Book Runner (incorporated by reference to Exhibit 4.60 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

(4.32) First Amendment to Financing Agreement No. 1, dated as of November 1, 2000, between Jasper County and Northern Indiana regarding Series 1988A Pollution Control Refunding Revenue Bonds. Northern Indiana entered into identical First Amendments to Financing Agreements Nos. 2, 3 and 4, each dated as of November 1, 2000, between Jasper County and Northern Indiana in connection with the Series 1988B, 1988C and 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.61 to the NiSource, Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

NiSOURCE INC.

(10.1) Supplemental Life Insurance Plan effective January 1, 1991 (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March 25, 1992).*

(10.2) NiSource Inc. Executive Deferred Compensation Plan effective November 1, 2000 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31,
          2002).*

(10.3) Columbia Energy Group Deferred Compensation Plan amended and effective July 1, 1998 (incorporated by reference to Exhibit 10.3 to the NiSource, Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.4) Form of Change in Control and Termination Agreements and Schedule of Parties to the Agreements (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.5) Nonemployee Director Stock Incentive Plan of NiSource Inc. (As Amended July 7, 2002 and Restated Effective July 1, 2002) (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.6) NiSource Inc. Long-Term Incentive Plan (As Amended and Restated Effective April 14, 1999) (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999).*

(10.7) NiSource Inc. 1994 Long-Term Incentive Plan (As Amended and Restated Effective January 1, 2000) (incorporated by reference to Annex VI to the joint proxy statement/prospectus dated April 24, 2000, filed as a part of the Registration Statement on Form S-4 (No. 333-33896)).*

(10.8) First and Second Amendments to the NiSource Inc. 1994 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the NiSource Inc. Annual Report on Form 10-K for the year ended December 31, 2001).*

(10.9) Third and Fourth Amendment to the NiSource Inc. 1994 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.10) Letter Agreement dated December 16, 2002, between Patrick J. Mulchay and NiSource Corporate Services Company (incorporated by reference to
          Exhibit 10.10 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).* ***

(10.11) Letter Agreement dated August 28, 2002, as amended November 4, 2002, between Jeffrey W. Yundt and NiSource Corporate Services Company (incorporated by reference to Exhibit 10.11 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*
          ***

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

(10.21) Nonemployee Director Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.21 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.22) Supplemental Executive Retirement Plan effective June 1, 2002 (incorporated by reference to Exhibit 10.22 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.23) Bay State Gas Company Supplemental Executive Retirement Plan restated January 1, 1992 (incorporated by reference to Exhibit 10.23 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.24) Pension Restoration Plan of The Columbia Gas System, Inc., amended and restated March 1, 1997 (incorporated by reference to Exhibit 10.27 of the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2001).*

(10.25) Thrift Restoration Plan for The Columbia Energy Group, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.28 to the NiSource Inc. Quarterly Report or Form 10-Q for the period ended September 30, 2001).*

(10.26) Agreement dated December 18, 2000 between Catherine G. Abbott and NiSource Inc. (incorporated by reference to Exhibit 10.29 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).*

*    Management contract or compensatory plan or arrangement of NiSource Inc.

NISOURCE INC.

(10.27) NiSource Inc. Executive Severance Policy, effective June 1, 2002 (incorporated by reference to Exhibit 10.27 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.28) NiSource Inc. Annual Incentive Plan, effective as of January 1, 2002 (incorporated by reference to Exhibit 10.28 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.29) Natural Gas Advance Sale Contract, dated December 1, 1999, between Columbia Natural Resources, Inc. and Mahonia II Limited (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2001).

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

(10.33) Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.34) NiSource Inc. Directors' Charitable Gift Program effective January 1, 2001 (incorporated by reference to Exhibit 10.35 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2001).*

(10.35) Letter Agreement between NiSource Corporate Services Company and S. LaNette Zimmerman, dated July 15, 2002 (incorporated by reference to
          Exhibit 10.35 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(10.36) Consulting Agreement, effective February 2002, between Jeffrey W. Yundt and NiSource Corporate Services Company (incorporated by reference to Exhibit 10.36 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).*

(12)      Ratio of Earnings to Fixed Charges, (incorporated by reference to
          Exhibit 12 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).

(16) Letter from Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the NiSource Inc. Current Report on Form 8-K dated May 21, 2002).

(21) List of Subsidiaries (incorporated by reference to Exhibit 21 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).

(23.1)    Consent of Deloitte & Touche LLP.**

*    Management contract or compensatory plan or arrangement of NiSource Inc.
**   Exhibit filed herewith.

NISOURCE INC.

(23.2) Written consent, dated February 5, 2003, to the filing and use of information contained in such letter report, in Reports and Registration Statements filed during 2002, of Schlumberger Data and Consulting Services independent petroleum and natural gas consultants (incorporated by reference to Exhibit 23.2 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002).

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