Form 10-Q
period 2003-03-31
NISOURCE INC/DE
filed 2003-05-09
CIK 1111711

                                  STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended MARCH 31, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                        Commission file number 001-16189

                                  NiSOURCE INC.
                                  -------------

             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                            35-2108964
      ---------------------------------          -------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

            801 East 86th Avenue
            Merrillville, Indiana                       46410
      ---------------------------------          -------------------
   (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X] or No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value:
262,565,590 shares outstanding at March 31, 2003.

                                  NISOURCE INC.
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements....................................................................   3

                  Statements of Consolidated Income.......................................................   3

                  Consolidated Balance Sheets.............................................................   4

                  Statements of Consolidated Cash Flows...................................................   6

                  Statements of Consolidated Comprehensive Income.........................................   7

                  Notes to Consolidated Financial Statements..............................................   8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................  33

         Item 4.  Controls and Procedures.................................................................  33

PART II  OTHER INFORMATION

         Item 1   Legal Proceedings.......................................................................  35

         Item 2.  Changes in Securities and Use of Proceeds...............................................  36

         Item 3.  Defaults Upon Senior Securities.........................................................  36

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................  36

         Item 5.  Other Information.......................................................................  36

         Item 6.  Exhibits and Reports on Form 8-K........................................................  37

         Signature........................................................................................  38

         Certifications...................................................................................  39

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

       Three Months Ended March 31, (in millions, except per share amounts)               2003              2002
-------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Gas Distribution                                                                    $ 1,760.7          $ 1,078.9
   Gas Transmission and Storage                                                            341.9              323.8
   Electric                                                                                264.3              234.4
   Exploration and Production                                                               35.6               51.5
   Other                                                                                   176.8              119.3
-------------------------------------------------------------------------------------------------------------------
   Gross Revenues                                                                        2,579.3            1,807.9
   Cost of Sales                                                                         1,493.3              769.2
-------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                                       1,086.0            1,038.7
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                                               345.5              304.4
   Depreciation, depletion and amortization                                                146.3              144.4
   (Gain) on sale of assets                                                                (67.7)             (23.4)
   Other taxes                                                                             111.5               92.1
-------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                   535.6              517.5
-------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                           550.4              521.2
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest expense, net                                                                  (126.0)            (128.0)
   Minority interests                                                                       (2.6)              (5.1)
   Dividend requirements on preferred stock of subsidiaries                                 (1.1)              (1.9)
   Other, net                                                                                2.4                2.5
-------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                                           (127.3)            (132.5)
-------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                      423.1              388.7
INCOME TAXES                                                                               157.0              144.9
-------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                          266.1              243.8
-------------------------------------------------------------------------------------------------------------------
(Loss) from Discontinued Operations - net of taxes                                          (2.4)              (1.6)
Change in Accounting - net of taxes                                                         (8.8)                 -
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                             $   254.9          $   242.2
===================================================================================================================

BASIC EARNINGS PER SHARE ($)
   Continuing operations                                                                    1.05               1.19
   Discontinued operations                                                                 (0.01)             (0.01)
   Change in accounting                                                                    (0.04)                 -
-------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                                    1.00               1.18
-------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE ($)
   Continuing operations                                                                    1.04               1.17
   Discontinued operations                                                                 (0.01)             (0.01)
   Change in accounting                                                                    (0.04)                 -
-------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                                  0.99               1.16
-------------------------------------------------------------------------------------------------------------------

BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                                         253.8              205.5
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                                   256.2              208.2
-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,          December 31,
                         (in millions)                                                  2003                2002
---------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Utility Plant                                                                     $ 16,505.9          $ 16,435.0
   Accumulated depreciation and amortization                                           (8,099.6)           (7,998.2)
-------------------------------------------------------------------------------------------------------------------
   Net utility plant                                                                    8,406.3             8,436.8
-------------------------------------------------------------------------------------------------------------------
   Gas and oil producing properties, successful efforts method
      United States cost center                                                         1,094.0             1,056.3
      Canadian cost center                                                                  6.0                 5.9
   Accumulated depletion                                                                 (147.4)             (122.7)
-------------------------------------------------------------------------------------------------------------------
   Net gas and oil producing properties                                                   952.6               939.5
-------------------------------------------------------------------------------------------------------------------
   Other property, at cost, less accumulated depreciation                                 690.4               691.7
-------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                      10,049.3            10,068.0
-------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Assets of discontinued operations                                                       77.8                79.2
   Unconsolidated affiliates                                                              118.1               118.8
   Assets held for sale                                                                     8.6                26.1
   Other investments                                                                       67.5                51.9
-------------------------------------------------------------------------------------------------------------------
Total Investments                                                                         272.0               276.0
-------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                                               69.5                54.3
   Restricted cash                                                                          0.1                 1.9
   Accounts receivable (less reserve of $73.3 and $53.7, respectively)                  1,091.7               580.1
   Unbilled revenue (less reserve of $3.3 and $3.5, respectively)                         229.5               305.2
   Gas inventory                                                                           56.8               255.3
   Underrecovered gas and fuel costs                                                      168.4               149.9
   Materials and supplies, at average cost                                                 68.9                65.9
   Electric production fuel, at average cost                                               39.8                39.0
   Price risk management assets                                                           108.9                66.6
   Exchange gas receivable                                                                195.3               120.8
   Prepayments and other                                                                  228.9               229.5
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    2,257.8             1,868.5
-------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
   Price risk management assets                                                           134.4               116.9
   Regulatory assets                                                                      595.8               608.8
   Goodwill                                                                             3,707.6             3,707.6
   Intangible assets                                                                       55.8                57.3
   Deferred charges and other                                                             179.7               193.8
-------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                      4,673.3             4,684.4
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 17,252.4          $ 16,896.9
===================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,         December 31,
                         (in millions)                                                    2003               2002
--------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                                    $ 4,634.5          $ 4,174.9
Preferred Stocks--
     Series without mandatory redemption provisions                                         81.1               81.1
     Series with mandatory redemption provisions                                             3.8                3.8
Company-obligated mandatorily redeemable preferred securities
     of subsidiary trust holding solely Company debentures                                     -              345.0
Long-term debt, excluding amounts due within one year                                    5,294.3            5,018.0
-------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                    10,013.7            9,622.8
-------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                                     1,214.9            1,232.6
   Short-term borrowings                                                                   161.3              913.1
   Accounts payable                                                                        715.9              521.6
   Dividends declared on common and preferred stocks                                        77.3                1.1
   Customer deposits                                                                        72.7               65.2
   Taxes accrued                                                                           406.5              242.1
   Interest accrued                                                                        170.4               88.3
   Overrecovered gas and fuel costs                                                          9.4               13.1
   Price risk management liabilities                                                        82.2               44.9
   Exchange gas payable                                                                    483.5              411.9
   Current deferred revenue                                                                129.9              130.2
   Accrued liability for postretirement and pension benefits                                53.6               47.4
   Other accruals                                                                          515.4              465.9
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                4,093.0            4,177.4
-------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Price risk management liabilities                                                         3.1                3.2
   Deferred income taxes                                                                 1,883.1            1,861.7
   Deferred investment tax credits                                                          94.1               96.3
   Deferred credits                                                                        130.6              145.0
   Noncurrent deferred revenue                                                             273.0              305.4
   Accrued liability for postretirement and pension benefits                               440.2              433.2
   Liabilities held for sale                                                                 5.5                  -
   Liabilities of discontinued operations                                                    3.0                2.1
   Other noncurrent liabilities                                                            313.1              249.8
-------------------------------------------------------------------------------------------------------------------
Total Other                                                                              3,145.7            3,096.7
-------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                                  -                  -
-------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                   $17,252.4          $16,896.9
===================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

      Three Months Ended March 31, (in millions)                2003          2002
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                 $ 254.9       $ 242.2
   Adjustments to reconcile net income to net cash from
   continuing operations:
    Depreciation, depletion, and amortization                   146.3         144.4
    Net changes in price risk management activities              (6.5)         27.4
    Deferred income taxes and investment tax credits             23.1          17.7
    Deferred revenue                                            (32.7)         (3.3)
    Amortization of unearned compensation                         2.0           5.0
    Gain on sale of assets                                      (67.7)        (23.4)
    Change in accounting                                          8.8             -
    Loss from discontinued operations                             2.4           1.6
    Other, asset items                                           33.4          (3.1)
    Other, liability items                                       (0.4)            -
   Changes in assets and liabilities, net of effect
   from acquisitions of businesses:
    Accounts receivable, net                                   (442.8)         55.0
    Inventories                                                 194.8         288.1
    Accounts payable                                            207.1        (194.0)
    Taxes accrued                                               160.1         150.0
    (Under) Overrecovered gas and fuel costs                    (22.3)         31.0
    Exchange gas receivable/payable                              (2.9)        (17.8)
    Other accruals                                               60.2         (57.1)
    Other assets                                                 (9.9)         (8.0)
    Other liabilities                                            89.6         144.4
-----------------------------------------------------------------------------------
Net Cash Flows from Continuing Operations                       597.5         800.1
Net Cash Flows from Discontinued Operations                        -              -
-----------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                        597.5         800.1
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Capital expenditures                                       (104.7)        (90.3)
    Proceeds from disposition of assets                          95.8          37.9
-----------------------------------------------------------------------------------
Net Cash Flows from Investing Activities                         (8.9)        (52.4)
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Issuance of long-term debt                                  345.3             -
    Retirement of long-term debt                                (95.0)         (8.0)
    Change in short-term debt                                  (751.9)       (737.5)
    Retirement of preferred shares                             (345.0)            -
    Issuance of common stock                                    345.2             -
    Dividends paid - common shares                              (72.0)        (60.2)
-----------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                       (573.4)       (805.7)
-----------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 15.2         (58.0)
Cash and cash equivalents at beginning of year                   54.3         127.9
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  69.5       $  69.9
===================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest, net of amounts capitalized           39.0          28.7
    Interest capitalized                                          1.4           4.3
    Cash paid for income taxes                                   16.4             -
-----------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (unaudited)

       Three Months Ended March 31, (in millions)                             2003               2002
------------------------------------------------------------------------------------------------------
Net Income                                                                  $ 254.9            $ 242.2
   Other comprehensive income (loss), net of tax
     Foreign currency translation adjustment                                    0.9               (0.2)
     Net unrealized gains (losses) on cash flow hedges                          8.3              (13.2)
     Net gain (loss) on available for sale securities                          (1.9)               0.1
------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss), net of tax                          7.3              (13.3)
------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                  $ 262.2            $ 228.9
------------------------------------------------------------------------------------------------------

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

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.       DILUTED AVERAGE COMMON SHARES COMPUTATION

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS are impacted by the incremental effect of the various long-term incentive compensation plans and the forward equity contracts associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)), and through February 18, 2003, Corporate Premium Income Equity Securities (Corporate PIES). Effective February 19, 2003, the forward equity contracts related to the Corporate PIES were settled as prescribed in the agreements. As a result of the settlement,
13.1 million common shares were issued and are reflected in basic average common shares.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

        Three Months Ended March 31, (in thousands)                            2003          2002
---------------------------------------------------------------------------------------------------
Denominator
 Basic average common shares outstanding                                      253,847       205,536
 Dilutive potential common shares
   Nonqualified stock options                                                      54           232
   Shares contingently issuable under employee stock plans                      1,313         1,739
   SAILS(SM)                                                                      447             -
   Shares restricted under employee stock plans                                   547           730
---------------------------------------------------------------------------------------------------
Diluted Average Common Shares                                                 256,208       208,237
---------------------------------------------------------------------------------------------------

3.       STOCK OPTIONS AND AWARDS

Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for awards granted under its stock-based compensation plans. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Three Months Ended March 31, ($ in millions, except per share data)              2003         2002
---------------------------------------------------------------------------------------------------
NET INCOME
 As reported                                                                    254.9         242.2
 Less: Total stock-based employee compensation expense
       determined under the fair value method for all
       awards, net of tax                                                         2.2           0.9
---------------------------------------------------------------------------------------------------
 Pro forma                                                                      252.7         241.3
EARNINGS PER SHARE
 Basic    - as reported                                                          1.00          1.18
          - pro forma                                                            1.00          1.17
 Diluted  - as reported                                                          0.99          1.16
          - pro forma                                                            0.99          1.16
---------------------------------------------------------------------------------------------------

4.       REGULATORY MATTERS

During 2002, Northern Indiana Public Service Company (Northern Indiana) settled matters related to an electric rate review. On September 23, 2002, the Indiana Utility Regulatory Commission (IURC) issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $13.5 million were recognized for electric customers for the first quarter 2003. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizen Action Coalition of Indiana and fourteen residential customers. NiSource does not expect this matter to have a significant impact on its results of operations.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request. As a result of the IURC decision, a reserve was recorded.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. While Northern Indiana continues to pursue settlement of this proceeding, an estimated refund liability was recognized in the first quarter 2003. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker (PPT). On March 21, 2003, Northern Indiana amended its filing. The amendment, if approved, would allow Northern Indiana to recover via the FAC, transmission costs paid to third parties, and the costs associated with electric physical derivative transaction costs, including option premiums to purchase power, and brokerage commissions. No actions have been taken by the IURC on this filing.

On December 30, 2002, the Federal Energy Regulatory Commission (FERC) issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. Based on this filing, an estimated refund liability was recognized in the first quarter 2003.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). On June 20, 2002, Northern Indiana and the Office of Utility Consumer Counselor filed an ECT Stipulation and Settlement Agreement (ECT Settlement Agreement), which resolved all issues in the proceeding. Under the ECT Settlement Agreement, Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. The IURC approved the settlement on November 26, 2002 and Northern Indiana made its initial filing for the ECT in February 2003. On April 30, 2003, the IURC issued an order approving the filing, which allows for collection of environmental costs beginning with the May 2003 customer bills.

5.       RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group (Columbia).

For all of the plans, a total of approximately 1,730 management, professional, administrative and technical positions have been identified for elimination. As of March 31, 2003, approximately 1,580 employees were terminated, of whom approximately 180 employees were terminated during the first quarter 2003. At March 31, 2003 and December 31, 2002, the consolidated balance sheets reflected liabilities of $37.2 million and $49.6 million related to the restructuring plans, respectively. During the first quarters of 2003 and 2002, $12.5 million and $4.6 million of benefits were paid as a result of the restructuring plans, respectively. Additionally, during the first quarter 2003, the restructuring plan liability was increased by $0.1 million due to a change in estimated costs related to reorganization initiatives.

6.       ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During 2002, NiSource decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations on NiSource's consolidated income statement and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the consolidated balance sheets for all periods presented.

On April 30, 2002, NiSource sold the water utility assets of the Indianapolis Water Company (IWC) and other assets of IWC Resources Corporation and its subsidiaries to the City of Indianapolis for $540.0 million. The divestiture of the water utilities was required as part of the U.S. Securities and Exchange Commission order approving the November 2000 acquisition of Columbia. The water utilities' operations were reported as discontinued operations through 2002.

Results from discontinued operations of Transcom and the water utilities are provided in the following table:

Three Months Ended March 31, ($ in millions)                          2003               2002
----------------------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS                                $  0.1             $ 23.1
----------------------------------------------------------------------------------------------

(Loss) from discontinued operations                                    (3.7)              (2.4)
Income taxes                                                           (1.3)              (0.8)
----------------------------------------------------------------------------------------------
NET (LOSS) FROM DISCONTINUED OPERATIONS                              $ (2.4)            $ (1.6)
----------------------------------------------------------------------------------------------

On January 28, 2003, NiSource's subsidiary Columbia Natural Resources, Inc.
(CNR) sold its interest in a natural gas exploration and production joint venture in New York State representing 39.3 billion cubic feet (Bcf) in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. NiSource recognized an after-tax gain of $44.4 million related to the sale in the first quarter 2003. The assets of CNR's interest in the joint venture were reported as assets held for sale on the consolidated balance sheet at December 31, 2002.

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

The assets and liabilities of discontinued operations and assets and liabilities held for sale were as follows:

                                                                                    MARCH 31,        December 31,
                         (in millions)                                                2003               2002
-----------------------------------------------------------------------------------------------------------------
ASSETS (LIABILITIES) HELD FOR SALE AND ASSETS OF
   DISCONTINUED OPERATIONS
   Accounts receivable, net                                                          $ 11.3            $  33.7
   Property, plant and equipment, net                                                   7.2               36.9
   Other assets                                                                        67.9               73.6
   Current liabilities                                                                    -              (18.1)
   Debt                                                                                   -               (4.8)
   Other liabilities                                                                      -              (16.0)
--------------------------------------------------------------------------------------------------------------
Assets (Liabilities) Held for Sale and Assets of
   Discontinued Operations                                                             86.4              105.3
--------------------------------------------------------------------------------------------------------------
LIABILITIES HELD FOR SALE AND LIABILITIES OF
   DISCONTINUED OPERATIONS
   Current liabilities                                                                 (7.2)              (2.1)
   Other liabilities                                                                   (1.3)                 -
--------------------------------------------------------------------------------------------------------------
Liabilities Held for Sale and Liabilities of Discontinued Operations                   (8.5)              (2.1)
--------------------------------------------------------------------------------------------------------------
NET ASSETS AND NET LIABILITIES HELD FOR SALE AND NET ASSETS
   AND NET LIABILITIES OF DISCONTINUED OPERATIONS                                    $ 77.9            $ 103.2
--------------------------------------------------------------------------------------------------------------

7.       RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS No. 133), and through 2002, accounted for any energy trading contracts that did not qualify as derivatives accounted for under SFAS No. 133 pursuant to Emerging Issues Task Force EITF Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF No. 98-10).

HEDGING ACTIVITIES. The activity for the first quarter 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                             (in millions, net of tax)                                                       2003
------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges at the
 beginning of the period                                                                                    $ 67.8

Unrealized hedging gains arising during the period on derivatives qualifying
 as cash flow hedges                                                                                           9.6

Reclassification adjustment for net (gain) included in net income                                             (1.3)
------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period                 $ 76.1
------------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on NiSource's hedges were recorded as price risk management assets and liabilities along with unrealized gains on NiSource's marketing and trading portfolios. The accompanying consolidated balance sheets reflected price risk management assets related to unrealized gains on hedges of $167.4 million and $142.3 million at March 31, 2003 and December 31, 2002, respectively, of which $36.5 million and $29.4 million were included in "Current Assets" and $130.9 million and $112.9 million were included in "Other Assets." Price risk management liabilities related to unrealized losses on hedges (and net option premiums) were $12.5 million and $9.3 million at March 31, 2003 and December 31, 2002, respectively, both of which were included in "Current Liabilities."

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the first quarter 2003, a net loss of $0.1 million, net of tax, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the first quarter, NiSource reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $17.3 million, net of tax.

MARKETING AND TRADING ACTIVITIES. Effective July 1, 2002, EnergyUSA-TPC (TPC) sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Since the sale, the remaining operations of TPC have primarily involved commercial and industrial gas sales and power trading.

The fair market values of NiSource's power trading assets and liabilities were $50.6 million and $48.0 million, respectively, at March 31, 2003 and $16.4 million and $16.4 million, respectively, at December 31, 2002. The fair market values of NiSource's gas marketing assets and liabilities were $25.3 million and $24.8 million, respectively, at March 31, 2003. The fair market values of NiSource gas marketing assets and liabilities were $24.8 million and $22.4 million, respectively, at December 31, 2002.

Pursuant to the October 25, 2002 consensus reached regarding EITF Issue No. 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-03), beginning in 2003 the results of derivatives related to trading activities were presented on a net basis. All periods presented have been adjusted to conform to the revised presentation.

On a gross basis, NiSource's power trading revenues and cost of sales were $122.5 million and $120.6 million, respectively, for the quarter ended March 31, 2003. For the quarter ended March 31, 2002, NiSource's gross power trading revenues and cost of sales were $223.0 million and $220.9 million, respectively. Gross gas trading revenues and cost of sales were $297.4 million and $289.4 million, respectively, for the quarter ended March 31, 2002.

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. NiSource's rate-regulated subsidiaries will defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

NiSource's consolidated asset retirement obligations liability was mainly comprised of obligations for plugging and abandonment costs related to the exploration and production operations. Significant liabilities were also calculated for the pipeline operations related to the disposal of offshore platforms, cutting, capping and filling offshore pipelines and certain storage facilities planned for abandonment. Liabilities for the removal of buildings and equipment were calculated at the Primary Energy, Inc. (Primary Energy) facilities and to a lesser extent at the telecommunications network, which is currently classified as a discontinued operation. The electric operations calculated liabilities for the removal of certain hydro towers and obligations associated with leased railcars. Other asset retirement obligations related to the major gas and electric distribution facilities and gas pipeline networks were identified, however the associated liabilities were not quantifiable due to the indeterminate lives of the associated assets.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NiSource adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result an asset retirement obligations liability of $54.3 million was recognized. In addition, NiSource capitalized $41.3 million in additions to plant assets, net of accumulated amortization, and recognized regulatory assets and liabilities of $1.2 million and $4.6 million, respectively. NiSource believes that the amounts recognized as regulatory assets will be recoverable in future rates. An expense of $1.7 million was recognized immediately upon adoption related to discontinued operations. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $8.8 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of NiSource's accumulated depreciation and amortization was approximately $997.8 million at March 31, 2003 based on rates for estimated removal costs embedded in composite depreciation rates.

For the first quarter 2003, NiSource recognized amortization expense of $0.4 million related to the amounts capitalized as additions to plant and recognized $0.8 million of accretion expense. The asset retirement obligations liability totaled $55.1 million at March 31, 2003. Had NiSource adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $49.4 million and $45.0 million at December 31, 2001 and 2000, respectively.

EITF ISSUE NO. 02-03 - ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES AND EITF ISSUE NO. 98-10 - ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES. On October 25, 2002, the EITF reached a final consensus in EITF No. 02-03 that gains and losses (realized or unrealized) on all derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. For purposes of the consensus, energy trading activities encompass contracts entered into with the objective of generating profits on, or exposure to, shifts in market prices. This consensus became effective for financial statements issued for periods beginning after December 15, 2002. NiSource reevaluated its portfolio of contracts in order to determine which contracts were required to be reported net in accordance with the provisions of the consensus and, as a result recognized equal and offsetting reductions to revenues and cost of sales of $97.0 million for the first quarter 2003 and $400.3 million for the comparable 2002 period. NiSource's operating income remained unchanged for all periods presented.

The task force also reached a consensus to rescind EITF No. 98-10 and preclude mark-to-market accounting for energy trading contracts that are not derivatives pursuant to SFAS No. 133. The consensus was effective for fiscal periods beginning after December 15, 2002, for energy trading contracts that existed on or before October 25, 2002 that remained in effect at the date the consensus was initially applied (January 1, 2003 for NiSource). Contracts entered into after October 25, 2002, were analyzed pursuant to a generally accepted accounting principles hierarchy, excluding EITF No. 98-10. Since NiSource is no longer involved in gas-related trading activities and has minimal power trading activities, the rescission of EITF No. 98-10 did not have a material effect on its financial condition or results of operations for the first quarter 2003.

FASB INTERPRETATION NO. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. FIN 46 also requires various disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003.

Primary Energy's Lakeside project currently falls within the scope of FIN 46. The Lakeside project was constructed on an industrial customer's site and was designed to process steam from the customer's facilities to generate up to 161 megawatts of electric power and provide process steam to the customer. As part of the lease agreement with the variable interest entity, an event of project termination would accelerate maturity of the underlying debt requiring Primary Energy to pay the unamortized lease value, which was $40.2 million at March 31, 2003. If the project ownership and financing structure remains in its present form, the variable interest entity, including the unamortized debt and related assets associated with the Lakeside project, would be consolidated by NiSource beginning in the third quarter 2003.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       CORPORATE PIES REMARKETING

In February 2003, NiSource issued approximately 13.1 million shares of common stock associated with the settlement of forward equity agreements comprising a component of the Corporate PIES. Concurrently, with the settlement of the forward agreements, NiSource remarketed the underlying debentures, due November 2005, and reset the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders' obligation under the forward equity agreements. As a result of the transaction, the underlying subsidiary trust was dissolved.

The sole purchaser of the remarketed debentures purchased newly-offered 6.15% notes due in 2013, using the remarketed debentures as consideration. In accordance with EITF No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments," the debt issued at 4.25% was considered extinguished, because the net present value of cash flows changed by more than 10% with the issuance of the 6.15% notes. As a result, the $2.2 million of fees paid to the holder to extinguish the debt was expensed in the first quarter 2003.

10.      LEGAL PROCEEDINGS

In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on NiSource's consolidated financial position.

11.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income, which is included in "Common Stock Equity," on the consolidated balance sheets.

                                                                       MARCH 31,       December 31,
                   (in millions)                                         2003             2002
---------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                                $   (0.5)        $   (1.5)
(Loss) on available for sale securities                                    (5.3)            (3.1)
Net unrealized gains on cash flow hedges                                   76.1             67.8
Minimum pension liability adjustment                                     (203.5)          (203.7)
-------------------------------------------------------------------------------------------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS), NET                      $ (133.2)        $ (140.5)
-------------------------------------------------------------------------------------------------

12.      GUARANTEES AND INDEMNITIES

As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at March 31, 2003 and the years in which they expire were:

         (in millions)                        2003       2004        2005       2006         2007      After
--------------------------------------------------------------------------------------------------------------
Guarantees of subsidaries debt             $1,050.0    $ 131.7     $ 930.3    $   40.0      $ 29.0    $1,647.2
Guarantees supporting commodity
  transactions of subsidiaries                404.0          -        50.0       980.0        45.9       166.6
Other guarantees                              130.0          -        51.1           -           -       245.5
Lines of credit                                64.3       97.0           -           -           -           -
Letters of credit                              54.8        4.8         1.2           -           -       113.6
--------------------------------------------------------------------------------------------------------------
Total commercial commitments               $1,703.1     $233.5    $1,032.6    $1,020.0      $ 74.9    $2,172.9
--------------------------------------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NiSource has guaranteed the payment of $3.8 billion of debt for various wholly-owned subsidiaries including NiSource Finance Corp. (NFC) and through a support agreement, NiSource Capital Markets, Inc. (Capital Markets). The debt is reflected on NiSource's consolidated balance sheet. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default. NiSource would be obligated to pay the debt's principal and related interest. Currently, NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. NFC also maintains lines of credit with financial institutions. At March 31, 2003, the amount outstanding under the lines of credit and guaranteed by NiSource amounted to $161.3 million.

Additionally, NiSource has issued guarantees, which support up to approximately $1.6 billion of commodity-related payments for its subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

NiSource has issued standby letters of credit of approximately $174.4 million through financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under covered contracts, the beneficiary may present its claim for payment to the financial institution, which will in turn request payment from NiSource.

NiSource has purchase and sales agreements guarantees totaling $142.5 million, which guarantee performance of the seller's covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the consolidated balance sheet.

Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

Primary Energy continues to lease four of the projects in which it participates, three of which are recognized on the consolidated balance sheets as capital leases or assets owned in substance. NiSource through Capital Markets, has guaranteed or guaranteed in substance most lease payments to the special purpose entity lessors, including regular lease payments, accelerated lease payments on an event of default, and payment obligations, including residual guarantee amounts, at the end of lease terms. In the case of an event of default, a lessor can accelerate the full, unamortized amount of the lessor's funding. The total of guarantees outstanding for all the projects at March 31, 2003 was $591.0 million. As of March 31, 2003, approximately $502.9 million of debt for the four projects was included in NiSource's consolidated balance sheet.

13.      BUSINESS SEGMENT INFORMATION

NiSource's operations are divided into five primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Exploration and Production segment produces natural gas and oil in the United States. The Other segment primarily includes gas marketing, power trading, ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems, and real estate activities.

During 2002, NiSource re-aligned its reportable segments to reflect the decision to significantly scale back its merchant operations. Electric wholesale and wheeling results were moved from the Merchant segment to the Electric segment. The remaining Merchant segment operations were included in the Other segment. The telecommunications operations were moved from the Other segment to discontinued operations due to NiSource's decision to exit the telecommunications business. As a result of the realignment, all periods have been adjusted to reflect the new segments.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide information about NiSource's business segments. NiSource uses operating income as its primary measurement for each of the reporting segments and makes decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Three Months Ended March 31,(in millions)                         2003              2002
-------------------------------------------------------------------------------------------
REVENUES
GAS DISTRIBUTION
Unaffiliated                                                   $ 1,950.2          $ 1,210.9
Intersegment                                                         9.4               10.9
-------------------------------------------------------------------------------------------
Total                                                            1,959.6            1,221.8
-------------------------------------------------------------------------------------------
GAS TRANSMISSION AND STORAGE
Unaffiliated                                                       162.9              174.3
Intersegment                                                        73.1               84.6
-------------------------------------------------------------------------------------------
Total                                                              236.0              258.9
-------------------------------------------------------------------------------------------
ELECTRIC OPERATIONS
Unaffiliated                                                       255.9              257.6
Intersegment                                                         6.9                4.3
-------------------------------------------------------------------------------------------
Total                                                              262.8              261.9
-------------------------------------------------------------------------------------------
EXPLORATION AND PRODUCTION
Unaffiliated                                                        40.8               58.2
Intersegment                                                         1.8               15.4
-------------------------------------------------------------------------------------------
Total                                                               42.6               73.6
-------------------------------------------------------------------------------------------
OTHER
Unaffiliated                                                       147.9               35.9
Intersegment                                                        13.3                3.4
-------------------------------------------------------------------------------------------
Total                                                              161.2               39.3
-------------------------------------------------------------------------------------------
Adjustments and eliminations                                       (82.9)             (47.6)
-------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                                          $ 2,579.3          $ 1,807.9
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
Gas Distribution                                               $   314.2          $   249.6
Gas Transmission and Storage                                       111.3              126.8
Electric                                                            52.6               71.8
Exploration and Production                                          71.2               32.7
Other                                                               (7.0)              16.0
Corporate                                                            8.1               24.3
-------------------------------------------------------------------------------------------
CONSOLIDATED OPERATING INCOME                                  $   550.4          $   521.2
-------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

                              CONSOLIDATED RESULTS

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource Inc.'s (NiSource) plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of NiSource's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed acquisitions and dispositions, growth opportunities for NiSource's regulated and nonregulated businesses, dealings with third parties over whom NiSource has no control, actual operating experience of acquired assets, NiSource's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

The following Management's Discussion and Analysis should be read in conjunction with NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Form 10-K).

                              FIRST QUARTER RESULTS

Net Income

NiSource reported net income of $254.9 million, or $1.00 per share, for the three months ended March 31, 2003, compared to net income of $242.2 million, or $1.18 per share, for the first quarter 2002. Operating income was $550.4 million, an increase of $29.2 million from the same period in 2002. All per share amounts are basic earnings per share.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2003, were $1,086.0 million, a $47.3 million increase over the same period last year. The increase in net revenues was a result of increased natural gas sales and deliveries due to colder weather amounting to $73.3 million, net of $17.4 million from lower interruptible service revenues and lower firm service revenues due to measures taken to meet customer demand during a period of sustained cold weather in the northeast market areas. The increase was partially offset by $26.1 million due to lower average prices related to favorable hedge positions for the 2002 period and deliveries of natural gas production under forward sales agreements and $13.5 million from credits issued pertaining to the Indiana Utility Regulatory Commission (IURC) electric rate review settlement.

Expenses

Operating expenses for the first quarter 2003 were $535.6 million, an increase of $18.1 million from the 2002 period. Operation and maintenance expenses for the first quarter 2003 were $41.1 million higher than they were in first quarter of 2002. Taking into consideration cost trackers directly offset in revenues, as well as reserve changes, that together increased 2003 operation and maintenance expenses by $22.3 million and decreased 2002 operation and maintenance expenses by $18.8 million, quarter-over-quarter, baseline operation and maintenance expenses were essentially flat. The effects of streamlining efforts in 2002 and 2001 largely offset increased pension expenses of $9.4 million and insurance expenses. A gain on the sale of an interest in a natural gas exploration and production

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

joint venture in New York State reduced operating expenses for 2003 by $70.8 million. The 2002 period operating expenses were reduced by $23.4 million, primarily from a gain on the sale of a utility line-locating business. Other taxes increased $19.4 million, primarily reflecting higher gross receipt taxes that were offset in revenues.

Other Income (Deductions)

Interest expense was $126.0 million for the quarter, a decrease of $2.0 million compared to the first quarter 2002. The decrease was due to a reduction of short- and long-term debt slightly offset by interest expense associated with the financing of a cogeneration facility placed in service in mid-2002.

Income Taxes

Income tax expense for the first quarter 2003 was $157.0 million, an increase of $12.1 million compared to the 2002 period, due to higher pre-tax income.

Change in Accounting

The change in accounting of $8.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

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

Net cash from operations for the three months ended March 31, 2003 was $595.2 million. Cash generated from working capital was $233.9 million, principally driven by drawing down natural gas inventories, increased accounts payables and taxes accrued, mostly offset by increased accounts receivable. The increase is accounts receivable was affected by a decrease in sales of receivables of $99.5 million.

On March 31, 2003, NiSource redeemed $75 million of NiSource Capital Markets, Inc, 7.75% Subordinated Debentures due March 1, 2026. On April 15, 2003, NiSource also redeemed $300.0 million of NiSource Finance Corp. 5.75% two-year senior notes that matured April 15, 2003.

In February 2003, NiSource issued approximately 13.1 million shares of common stock associated with the settlement of forward equity agreements comprising a component of the Corporate Premium Income Equity Securities (Corporate PIES). Concurrently, with the settlement of the forward agreements, NiSource remarketed the underlying debentures, due November 2005, and reset the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders' obligation under the forward equity agreements. The sole purchaser of the remarketed securities purchased newly-offered 6.15% notes due in 2013, using the remarketed debentures as consideration.

On January 28, 2003, Columbia Natural Resources, Inc. (CNR) sold its interest in a natural gas exploration and production joint venture in New York State for $95 million. The proceeds were used to reduce short-term debt.

NiSource plans to refinance approximately $1.2 billion of expiring long-term debt during 2003 with new debt issuances through its financing subsidiary NiSource Finance Corp. and may further reduce debt through the monetization of certain assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Credit Facilities

Due to the company's strong liquidity position, NiSource elected not to renew its $500.0 million 364-day credit facility, which expired on March 20, 2003. The $1.25 billion three-year facility that expires on March 23, 2004 has been amended to allow for an increase in aggregate letters of credit outstanding from $150.0 million to $500.0 million. The reduction in NiSource's short-term borrowing needs is attributable to the $734.9 million of net proceeds from the equity offering during November 2002, the successful Corporate PIES remarketing, the sale of CNR's New York joint venture assets and net cash flow from continuing operations.

As of March 31, 2003 and December 31, 2002, $64.3 million and $150.0 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of March 31, 2003 and December 31, 2002 was 2.25% for each period. In addition, NiSource had outstanding credit facility advances under its 3-year facility of $97.0 million at March 31, 2003, at a weighted average interest rate of 2.24%, and credit facility advances of $763.1 million at December 31, 2002, at a weighted average interest rate of 2.10%. As of March 31, 2003 and December 31, 2002, NiSource had $164.1 million and $171.7 million of standby letters of credit outstanding, respectively. As of March 31, 2003, $924.6 million of credit was available under the credit facilities.

Columbia Gas of Ohio, Inc. is a party to an agreement to sell, without recourse, up to $200 million of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia Energy Group (Columbia). CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. As of March 31, 2003, CARC had no outstanding accounts receivable sales under the conduit.

Northern Indiana may sell up to $100.0 million of certain of its accounts receivable under a sales agreement, without recourse. Northern Indiana Public Service Company (Northern Indiana) has sold $100.0 million of its accounts receivable under this agreement.

                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Through its various business activities, NiSource is exposed to both non-trading and trading risks. The non-trading risks to which NiSource is exposed include interest rate risk, commodity market risk and credit risk of its subsidiaries. The risk resulting from trading activities consists primarily of commodity market and credit risks. NiSource's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

Various analytic techniques are employed to measure and monitor NiSource's market and credit risks, including value-at-risk (VaR) and instrument sensitivity to market factors. VaR represents the potential loss or gain for an instrument or portfolio from changes in market factors, for a specified time period and at a specified confidence level.

Non-Trading Risks

Commodity price risk resulting from non-trading activities at NiSource's rate-regulated subsidiaries is limited, since current regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. As states experiment with regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional ratemaking process and may be more exposed to commodity price risk.

Effective July 1, 2002, EnergyUSA-TPC (TPC) sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Beginning with the effective date of the sale, the primary remaining operations associated with TPC include commercial and industrial gas sales and power trading. With the exception of power trading and one remaining gas trading transaction, which expired in October 2002, since July 1, 2002 the gas-related activities at TPC were no longer considered trading activities for accounting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. At March 31, 2003, the combined borrowings outstanding under these facilities totaled $161.3 million. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of a portion of Columbia's long-term debt. Based upon average borrowings under agreements subject to fluctuations in short-term market interest rates during the first quarter 2003, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $2.6 million for the three months ended March 31, 2003.

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100 million with two counterparties. NiSource will receive payments based upon a fixed 7.42% interest rate and pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus 2.38 percent per annum. There was no exchange of premium at the initial date of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the right to cancel the swaps on either April 15, 2008 or April 15, 2013 at mid-market. Effectiveness of the swaps was determined using the short-cut method pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS No. 133).

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement containing a notional amount of $100 million. NiSource received a settlement payment from the counterparty amounting to $8.2 million, which will be amortized as a reduction to interest expense over the remaining term (2.5 years) of the underlying debt.

Trading Risks

Prior to the July 1, 2002 sale of the TPC gas marketing and trading contracts, NiSource's trading operations consisted of gas- and power-related activities. Beginning July 1, with the exception of one remaining gas trading transaction, which expired in October 2002, the trading activities of TPC have involved power only.

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

The fair values of the contracts related to NiSource's trading operations, the activity affecting the changes in the fair values during the first quarter of 2003, the sources of the valuations of the contracts during 2003 and the years in which the remaining contracts (all power trading) mature are:

                         (in millions)                                                   2003
----------------------------------------------------------------------------------------------
Fair value of contracts outstanding at the beginning of the period                       $   -
Contracts realized or otherwise settled during the period (including
    net option premiums received)                                                         (1.4)
Fair value of new contracts entered into during the period                                 1.2
Other changes in fair values during the period                                             2.8
----------------------------------------------------------------------------------------------
Fair value of contracts outstanding at the end of the period                             $ 2.6
----------------------------------------------------------------------------------------------

            (in millions)               2003        2004         2005      2006    2007    After
------------------------------------------------------------------------------------------------
Prices actively quoted                 $   -        $  -         $  -      $  -    $  -    $   -
Prices from other external sources       2.0       ($0.3)        $  -      $  -    $  -    $   -
Prices based on models/other method      2.0       ($1.1)        $  -      $  -    $  -    $   -
------------------------------------------------------------------------------------------------
Total fair values                      $ 4.0       ($1.4)        $  -      $  -    $  -    $   -
------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Contracts reported within the caption "Prices actively quoted" include futures and options traded on the NYMEX. The caption "Prices from other external sources" generally includes contracts traded on commodity exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within "Prices based on models/other method" are valued employing the widely used Black-Scholes option-pricing model

Market Risk Measurement

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR for the power trading group that utilizes derivatives using variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.4 million $0.7 million and $0.2 million, during the first quarter of 2003, respectively. The daily VaR for the gas marketing portfolios on an average, high and low basis was $0.2 million, $0.5 million and $0.1 million during the first quarter of 2003, respectively. Prospectively, management has set the VaR limits at $2.5 million for power trading. Exceeding the VaR limits would result in management actions to reduce portfolio risk.

Refer to "Risk Management Activities" in Note 7 of Notes to the Consolidated Financial Statements for further discussion of NiSource's risk management.

                                OTHER INFORMATION

Critical Accounting Policies

NiSource applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on NiSource's results of operations and consolidated balance sheets.

FINANCIAL ACCOUNTING STANDARDS BOARD'S (FASB) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS SFAS NO. 71 - ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, NiSource would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71." In management's opinion, NiSource's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

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

Insurance Renewal

With the majority of the NiSource Property and Casualty insurance renewing on July 1, 2003, indications are that the upward trend in insurance costs that NiSource experienced between 2001 and 2002 will continue in the foreseeable future. Increases in premiums, deductibles and retentions along with added restrictions to coverage and capacity, for its property and casualty insurance program are anticipated. This upward trend is driven by the overall poor underwriting experience of the insurance industry over the past few years, in conjunction with the overall downturn of the capital markets and the economy, which drives the need for underwriters to seek higher premiums and further restrict coverage.

Environmental Matters

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, a by-product of burning fossil fuels. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource will monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

Certain NiSource affiliates use various combustion equipment in the generation, distribution and transmission of energy, including turbines, boilers and various reciprocating engines. Within the period December 2002 to January 2003, the U.S. Environmental Protection Agency proposed maximum achievable control technology
(MACT) standards to meet national emission standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. NiSource will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Pending finalization of the proposed standards, NiSource is unable to predict what, if any, additional compliance costs may result.

Presentation of Segment Information

NiSource's operations are divided into five primary business segments; Gas Distribution, Transmission and Storage, Electric, Exploration and Production, and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

Three Months Ended March 31, (in millions)          2003                       2002
--------------------------------------------------------------------------------------
NET REVENUES
    Sales Revenues                               $  1,776.4                 $  1,069.7
    Less: Cost of gas sold                          1,344.0                      721.0
--------------------------------------------------------------------------------------
    Net Sales Revenues                                432.4                      348.7
    Transportation Revenues                           183.2                      152.1
--------------------------------------------------------------------------------------
Net Revenues                                          615.6                      500.8
--------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                         183.8                      141.0
    Depreciation and amortization                      47.6                       54.7
    Other taxes                                        70.0                       55.5
--------------------------------------------------------------------------------------
Total Operating Expenses                              301.4                      251.2
--------------------------------------------------------------------------------------
Operating Income                                 $    314.2                 $    249.6
======================================================================================

REVENUES ($ IN MILLIONS)
    Residential                                     1,176.6                      682.4
    Commercial                                        417.7                      226.8
    Industrial                                         73.4                       29.5
    Transportation                                    183.2                      152.1
    Off system sales                                   43.2                       63.7
    Other                                              65.5                       67.3
--------------------------------------------------------------------------------------
Total                                               1,959.6                    1,221.8
--------------------------------------------------------------------------------------

SALES AND TRANSPORTATION (MDth)
    Residential sales                                 121.3                       97.0
    Commercial sales                                   45.9                       33.1
    Industrial sales                                    8.2                        5.7
    Transportation                                    182.3                      163.8
    Off system sales                                    2.7                       27.1
    Other                                               0.2                        0.1
--------------------------------------------------------------------------------------
Total                                                 360.6                      326.8
--------------------------------------------------------------------------------------

HEATING DEGREE DAYS                                   2,885                      2,271
NORMAL HEATING DEGREE DAYS                            2,635                      2,743
% COLDER (WARMER) THAN NORMAL                             9%                       (17%)

CUSTOMERS
    Residential                                   2,359,175                  2,323,484
    Commercial                                      219,215                    213,003
    Industrial                                        6,047                      6,183
    Transportation                                  703,686                    713,800
    Other                                                67                         68
--------------------------------------------------------------------------------------
Total                                             3,288,190                  3,256,538
--------------------------------------------------------------------------------------

NiSource's natural gas distribution operations (Gas Distribution) serve approximately 3.3 million customers in nine states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky, Maryland, New Hampshire and Maine. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 70% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Weather

Weather in Gas Distribution's territories for the first quarter of 2003 was 9% colder than normal and 27% colder than the first quarter of 2002.

Throughput

Total volumes sold and transported of 360.6 million dekatherms (MDth) for the first quarter of 2003 increased 33.8 MDth from the same period last year primarily due to the colder weather.

Net Revenues

Net revenues for the three months ended March 31, 2003 were $615.6 million, an increase of $114.8 million over the same period in 2002, mainly attributable to colder weather during the first quarter of 2003 as compared with the 2002 period and higher gross receipts taxes offset in operating expenses.

Operating Income

For the first quarter of 2003, Gas Distribution reported operating income of $314.2 million, an increase of $64.6 million from the same period in 2002. The increase was mainly attributable to $73.3 million of increased sales and deliveries of natural gas due to colder weather during the first quarter of 2003, net of an increase of $13.6 million for uncollectible receivables from a change in the method of calculation and the effects of weather-driven higher gas costs on the residential customer base. The 2002 period was positively impacted by $10.6 million from insurance recoveries of environmental expenses. Taking into account an increase in cost trackers offset in revenues, as well as reserve changes, that together increased 2003 operation and maintenance expenses by $31.7 million and decreased 2002 operation and maintenance expenses by $11.1 million, quarter-over-quarter operation and maintenance expenses were essentially flat.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS

Three Months Ended March 31, (in millions)          2003               2002
-----------------------------------------------------------------------------
OPERATING REVENUES
    Transportation revenues                       $  187.0            $ 210.9
    Storage revenues                                  44.7               45.3
    Other revenues                                     4.3                2.7
-----------------------------------------------------------------------------
Total Operating Revenues                             236.0              258.9
Less: Cost of gas sold                                 4.4               11.7
-----------------------------------------------------------------------------
Net Revenues                                         231.6              247.2
-----------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                         77.9               79.3
    Depreciation and amortization                     27.9               27.4
    (Gain) on sale or impairment of assets               -               (0.3)
    Other taxes                                       14.5               14.0
-----------------------------------------------------------------------------
Total Operating Expenses                             120.3              120.4
-----------------------------------------------------------------------------
Operating Income                                  $  111.3           $  126.8
=============================================================================

THROUGHPUT (MDth)
Columbia Transmission
    Market Area                                      434.8              377.0
Columbia Gulf
    Mainline                                         180.0              138.4
    Short-haul                                        29.3               40.4
Columbia Pipeline Deep Water                           1.5                0.2
Crossroads Gas Pipeline                                7.7                8.1
Granite State Pipeline                                14.4               11.7
Intrasegment eliminations                           (168.5)            (123.3)
-----------------------------------------------------------------------------
Total                                                499.2              452.5
-----------------------------------------------------------------------------

NiSource's gas transmission and storage segment con Columbia Gas Transmission Corporation (Columbia Tra Transmission Company (Columbia Gulf), Columbia Pipe Pipeline Company and Granite State Transmission Sys pipeline network of approximately 16,062 miles exte Gulf of Mexico to Lake Erie, New York and the easte network serves customers in seventeen northeastern, southern states, as well as the District of Columbia. In addition, the NiSource gas transmission and storage segment operates one of the nation's largest underground natural gas storage systems.

Regulatory Matters

On February 28, 2003, Columbia Transmission filed with the Federal Energy Regulatory Commission (FERC) its annual Transportation Costs Rate Adjustment, Retainage Adjustment Mechanism, and Electric Power Cost Adjustment. On March 31, 2003, the FERC requested that Columbia Transmission provide further documentation for the rate adjustments included in the filings. Responses were filed with the FERC by April 21, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Throughput for the Gas Transmission and Storage segment totaled 499.2 MDth for the first quarter 2003, compared to 452.5 MDth for the same period in 2002. The increase of 46.7 MDth reflected sustained, colder-than-normal weather in 2003 and an increase in market demand in 2003.

Net Revenues

Net revenues were $231.6 million for the first quarter 2003, a decrease of $15.6 million from the same period in 2002. The decrease was primarily due to $7.7 million of lower interruptible service revenues and $9.7 million of lower firm service revenues due to measures undertaken during a late winter period of sustained, colder-than-normal weather. The decline in interruptible revenues was due to higher use of capacity by firm customers resulting in less capacity available for interruptible services. Firm service revenues were reduced from actions taken to alleviate late season deliverability limitations in the pipeline's eastern storage fields. The limitations resulted from the cumulative effect of facility outages that restricted eastern storage field inventory, a work stoppage that extended the outages and above-normal demand on storage withdrawals due to sustained cold weather.

Operating Income

Operating income of $111.3 million in the first quarter 2003 decreased $15.5 million from the same period in 2002. The decrease was primarily due to the change in net revenues mentioned above. The change in operating income also included a reduction in operation and maintenance expenses of $1.4 million, resulting from the effects of reorganization initiatives partially offset by $3.7 million of costs incurred associated with the purchase of gas for operational needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS

Three Months Ended March 31, (in millions)         2003               2002
-----------------------------------------------------------------------------
NET REVENUES
     Sales revenues                              $  262.8            $  261.9
     Less: Cost of sales                             93.3                81.2
-----------------------------------------------------------------------------
Net Revenues                                        169.5               180.7
-----------------------------------------------------------------------------
OPERATING EXPENSES
     Operation and maintenance                       57.5                53.4
     Depreciation and amortization                   43.7                42.2
     Other taxes                                     15.7                13.3
-----------------------------------------------------------------------------
Total Operating Expenses                            116.9               108.9
-----------------------------------------------------------------------------
Operating Income                                 $   52.6            $   71.8
=============================================================================

REVENUES ($ IN MILLIONS)
     Residential                                     72.2                68.9
     Commercial                                      66.7                69.0
     Industrial                                      97.9                91.0
     Wholesale                                       19.6                19.2
     Other                                            6.4                13.8
-----------------------------------------------------------------------------
Total                                               262.8               261.9
-----------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
     Residential                                    789.6               702.4
     Commercial                                     851.5               831.7
     Industrial                                   2,273.5             2,025.8
     Wholesale                                      541.9               762.3
     Other                                           33.7                31.4
-----------------------------------------------------------------------------
Total                                             4,490.2             4,353.6
-----------------------------------------------------------------------------

ELECTRIC CUSTOMERS
     Residential                                  384,991             381,737
     Commercial                                    48,423              47,486
     Industrial                                     2,570               2,622
     Wholesale                                         26                  30
     Other                                            798                 801
-----------------------------------------------------------------------------
Total                                             436,808             432,676
-----------------------------------------------------------------------------

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 437,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

Market Conditions

The economic situation in the steel and steel-related industries has shown a significant improvement in the first quarter 2003 as compared to the same period in the previous year, as evidenced by the increase in quarter-over-quarter sales in the industrial category. Acquisitions and reorganizations at the major steel plants in the region continue to occur. International Steel Group, the company that acquired the LTV Corporation assets in the northern part of Indiana in 2002, recently purchased Bethlehem Steel, another major industrial customer. Also, National Steel is expected to be acquired by U.S. Steel. Steel-related sales increased 21% over the first quarter 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $13.5 million were recognized for electric customers for the first quarter 2003. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizen Action Coalition of Indiana and fourteen residential customers. NiSource does not expect this matter to have a significant impact on its results of operations

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit, was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request. As a result of the IURC decision, a reserve was recorded.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC, which includes Northern Indiana, signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to GridAmerica and issued an order addressing the pricing of electric transmission. An IURC proceeding to obtain approval to transfer functional control of the transmission system to GridAmerica is ongoing. Northern Indiana has expended approximately $8.5 million related to joining the Regional Transmission Organization. NiSource believes that the amounts spent will be reimbursed as a result of the finalization of the ITC agreement and FERC approval.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. While Northern Indiana continues to pursue settlement of this proceeding, an estimated refund liability was recognized in the first quarter 2003. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker (PPT). On March 21, 2003, Northern Indiana amended its filing. The amendment, if approved, would allow Northern Indiana to recover via the FAC, transmission costs paid to third parties, and the costs associated with electric physical derivative transaction costs, including option premiums to purchase power, and brokerage commissions. No actions have been taken by the IURC on this filing.

On December 30, 2002, the FERC issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. Based on this filing, an estimated refund liability was recognized in the first quarter 2003.

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

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

November 26, 2002 and Northern Indiana made its initial filing for the ECT in February 2003. On April 30, 2003, the IURC issued an order approving the filing, which allows for collection of environmental costs beginning with the May 2003 customer bills.

Sales

Electric sales for the first quarter 2003 were 4,490.2 gwh, an increase of 136.6 gwh compared to the 2002 period, reflecting increased sales to residential, commercial and industrial customers, offset by decreased wholesale transactions. Residential and commercial sales improved due to increased usage and an increase in the number of customers, while industrial sales increased due to increased demand from the steel industry.

Net Revenues

In first quarter 2003, electric net revenues of $169.5 million decreased by $11.2 million from the comparable 2002 period. The decrease was primarily a result of lower revenues due to $13.5 million of credits issued pertaining to the IURC electric rate review settlement and amounts accrued for potential refund obligations, slightly offset by the aforementioned increased demand.

Operating Income

Operating income for the first quarter 2003 was $52.6 million, a decrease of $19.2 million from the same period in 2002. The decrease was primarily due to the changes in revenue mentioned above, increased pension expense of $3.3 million, and increased property taxes of $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS

Three Months Ended March 31, (in millions)              2003                     2002
--------------------------------------------------------------------------------------
OPERATING REVENUES
    Gas revenues                                       $ 36.9                   $ 66.5
    Gathering revenues                                    3.4                      2.4
    Other revenues                                        1.7                      4.4
--------------------------------------------------------------------------------------
Total Operating Revenues                                 42.0                     73.3
--------------------------------------------------------------------------------------
Operating Expenses
    Operation and maintenance                            17.7                     21.6
    Depreciation and depletion                           18.4                     15.6
    (Gain) on sale of assets                            (70.8)                       -
    Other taxes                                           5.5                      3.4
--------------------------------------------------------------------------------------
Total Operating Expenses                                (29.2)                    40.6
--------------------------------------------------------------------------------------
Operating Income                                       $ 71.2                   $ 32.7
======================================================================================

GAS PRODUCTION STATISTICS
    AVERAGE SALES PRICE ($ PER Mcf)
    U.S.                                                 2.99                     5.02
    Canada                                                  -                     2.67

    PRODUCTION (Bcf)
    U.S.                                                 12.3                     13.2
    Canada                                                  -                        -
--------------------------------------------------------------------------------------
Total                                                    12.3                     13.2
--------------------------------------------------------------------------------------

OIL AND LIQUIDS PRODUCTION STATISTICS
    AVERAGE SALES PRICE ($ PER Bbl)
      U.S.                                              27.94                    12.90
      Canada                                                -                    21.08

    PRODUCTION (000 Bbls)
      U.S.                                               54.6                     51.6
      Canada                                                -                      4.5
--------------------------------------------------------------------------------------
Total                                                    54.6                     56.1
--------------------------------------------------------------------------------------

NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (Columbia Resources), is one of the largest independent natural gas and oil producers in the Appalachian Basin and also has holdings in Canada. Columbia Resources produced 12.6 billion cubic feet (Bcf) equivalents of natural gas and oil in the first quarter 2003, has financial interests in over 8,200 wells, and has net proven gas and oil reserve holdings of 1.1 trillion cubic feet equivalent at March 31, 2003.

Sale of Assets

On January 28, 2003, NiSource's subsidiary Columbia Natural Resources, Inc.
(CNR) sold its interest in a natural gas exploration and production joint venture in New York State representing 39.3 billion cubic feet (Bcf) in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. NiSource recognized an after-tax gain of $44.4 million related to the sale in the first quarter 2003. The assets of CNR's interest in the joint venture were reported as assets held for sale on the consolidated balance sheet at December 31, 2002. NiSource continues to seek opportunities to monetize the remaining exploration and production operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
EXPLORATION AND PRODUCTION OPERATIONS (CONTINUED)

Forward Sale of Natural Gas

CNR has forward gas sales agreements with Mahonia II Limited (Mahonia). During the first quarter of 2003, CNR delivered 10.9 Bcf to Mahonia. Under the agreements, CNR has made the required physical deliveries in the past and has a remaining obligation to deliver 105.2 Bcf of natural gas to Mahonia through February 2006. Cash received in advance from sales of production to be delivered in the future was recorded as deferred revenue and is recognized as income upon delivery of the natural gas.

Deliveries for the remaining months of 2003 and beyond will be based on the following volumes and sales prices:

                                                        2003               2004               After              Total
-----------------------------------------------------------------------------------------------------------------------
Volumes to be delivered (Bcf)                            33.1               41.5               30.6               105.2
Average sales price (per Mcf)                          $ 2.56             $ 2.56              $2.26              $ 2.48
-----------------------------------------------------------------------------------------------------------------------

Volumes

Columbia Resources gas production totaled 12.3 Bcf, a reduction of 0.9 Bcf in the first quarter of 2003 compared to the comparable 2002 period. The decreased levels of production are attributable to the sale of the New York joint venture.

Net Revenues

Net revenues were $42.0 million for the first quarter of 2003, a decrease of $31.3 million from the comparable 2002 period mainly resulting from the effects of lower average pricing of $26.1 million related to favorable hedge positions for the 2002 period and deliveries of natural gas production to satisfy requirements under forward sales agreements and slightly lower production due to the sale of the New York joint venture.

Operating Income

Operating income for the first quarter of 2003 was $71.2 million, an increase of $38.5 million from the first quarter 2002. The increase resulted mainly from a $70.8 million gain on the sale of the New York joint venture. The gain was partly offset by the decrease in net revenues previously discussed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER

Three Months Ended March 31, (in millions)               2003                      2002
-----------------------------------------------------------------------------------------
NET REVENUES
    Products and services revenue                      $ 161.2                    $  39.3
    Less: Cost of products purchased                     137.9                        9.5
-----------------------------------------------------------------------------------------
Net Revenues                                              23.3                       29.8
-----------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                             20.2                       13.9
    Depreciation and amortization                          6.2                        1.8
    Loss (gain) on sale or impairment of assets            1.1                       (3.5)
    Other taxes                                            2.8                        1.6
-----------------------------------------------------------------------------------------
Total Operating Expenses                                  30.3                       13.8
-----------------------------------------------------------------------------------------
Operating Income (Loss)                                $  (7.0)                   $  16.0
-----------------------------------------------------------------------------------------

The Other segment participates in energy-related services including gas marketing, power trading and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems. Primary Energy, Inc. (Primary Energy), one of the subsidiaries in this segment, develops, builds, operates and manages on-site, industrial-based energy solutions for large complexes having multiple energy needs, such as electricity, steam, by-product fuels or heated water. Additionally, the other segment is involved in real estate and other businesses.

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

Primary Energy

PROJECT STATUS. Primary Energy is currently involved in six projects that produce electricity, steam or thermal energy on the sites of industrial customers. Five projects generate energy from process streams or fuel provided by the industrial customers. The energy is then delivered to the industrial customers under long-term contracts providing for tolling fees or processing fees. One project, Whiting Clean Energy, uses natural gas to produce electricity for sale in the wholesale markets and is expected to provide steam for industrial use. Two projects (Ironside and North Lake) are owned by subsidiaries of Primary Energy, while the remaining facilities are owned by unaffiliated special purpose entities and leased by Primary Energy subsidiaries only one of which (Lakeside) continues to receive off-balance sheet accounting treatment as an operating lease. In addition, a subsidiary of Primary Energy is a 50% partner in a partnership that operates a coal pulverization facility.

Primary Energy's Whiting Clean Energy project at BP's Whiting, Indiana refinery was placed in service in 2002. The facility is not able at this time to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy is seeking recovery of damages from the engineering, procurement and construction contractor and the insurance provider for construction delays and necessary plant modifications. The contractor has asserted that it fully performed under its contract and is demanding payment of the full contract price plus additional amounts for remediation. On December 31, 2002 the contractor filed a complaint with the court to have the claim adjudicated in that court rather than the arbitration process prescribed by contract. The complaint also seeks to force foreclosure on the facility if the mechanics liens remain unsatisfied. Primary Energy has filed a motion to compel the arbitration specified in the contract and stay the litigation filed by the contractor.

Primary Energy estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2003, the after-tax loss is projected to be approximately $28.0 million. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Because of the expected losses from this facility and decreases in estimated forward pricing for electricity versus changes in gas prices, an impairment study was performed on this

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER (CONTINUED)

facility in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The study indicated that, at this time, no impairment is necessary. However, by necessity, the study includes many estimates and assumptions for the 40-year estimated useful life of the facility. Changes in these estimates and assumptions, such as forward prices for electricity and gas, volatility in the market, etc., could result in a situation where total undiscounted net revenues are less than the carrying value of the facility, which would result in a write-down that could be significant.

National Steel Corp. (National) receives electricity, steam and hot water from Primary Energy's Portside project. On March 6, 2002, National filed for bankruptcy protection. Currently, National is evaluating its options for its agreements related to the Portside project. National has paid post-petition fees due to date. Pre-petition tolling and other fees not paid total $0.7 million. Primary Energy has entered into an agreement with the Portside lessor to purchase the facility before May 31, 2003 for a price equal to the unamortized funding value plus transaction expenses. The unamortized funding for the Portside project as of March 31, 2003 is $62.6 million.

ACCOUNTING ISSUES. For the single (Lakeside) leased project not affected by Emerging Issues Task Force Issue (EITF) No. 97-1, "Implementation Issues in Accounting for Lease Transactions Including Those Involving Special-Purchase Entities," and EITF No. 97-10, "The Effect of Lessee Involvement in Asset Construction," NiSource has not included the assets or related debt associated with the facilities in its consolidated financial statements. However, due to the issuance of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," if the leasing structure remains unchanged, NiSource will reflect the assets and related liabilities of this project in its consolidated financial statements through consolidation of the related special purpose entity beginning in the third quarter 2003. The aggregate unamortized funding for the project at March 31, 2003 was $40.2 million.

Net Revenues

Net revenues of $23.3 million for the first quarter of 2003 decreased by $6.5 million from the first quarter of 2002, due to exiting the gas trading business and reduced volatility in the power markets. The 2003 results reflect trading activities on a net revenue basis. The 2002 results have been adjusted to conform to the 2003 presentation.

Operating Income

The Other segment reported an operating loss of $7.0 million, versus operating income of $16.0 million in 2002. The 2003 period was affected by reduced revenues as discussed above, decreased costs due to exiting the gas trading business, and increased depreciation expense primarily related to a cogeneration facility placed in service in mid-2002. The 2002 period was favorably impacted by a gain on the sale of gas marketing contracts and the reversal of reserves.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk see Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NiSource's chief executive officer and its chief financial officer, after evaluating the effectiveness of NiSource's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 6, 2003, have concluded that, as of such date, NiSource's disclosure controls and procedures were adequate and effective to ensure that material information relating to NiSource and its consolidated subsidiaries would be made known to them by others within those entities.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

NISOURCE INC.

1. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP., ET AL.

         Plaintiff originally filed a complaint under the False
         Claims Act, on behalf of the United States of America, against approximately seventy pipelines. Plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mismeasuring the volume and heating content of natural gas produced on Federal land and Indian lands. Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia Energy Group and thirteen affiliated entities. Plaintiff's second complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including by making sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999. In December 1999, the Columbia defendants filed a motion to dismiss plaintiff's second complaint primarily based on a failure to plead fraud with specificity. In May 2001, the Court denied the Columbia defendants' motion to dismiss. The Columbia defendants joined together with numerous other defendants and filed a motion requesting the district court to amend its order to include a certification so that the defendants could request permission from the United States Court of Appeals for the Tenth Circuit to appeal a controlling question of law. That motion was denied on July 2, 2001. Pretrial proceedings continue.

2.       PRICE ET AL V. GAS PIPELINES, ET AL.

         Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and thirteen affiliated entities. The allegations in Price (formerly known as Quinque) are similar to those made in Grynberg; however, Price broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Price asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Price purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. In June 2001, the plaintiff voluntarily dismissed ten of the fourteen Columbia entities. Discovery relating to personal jurisdiction has begun. On September 12, 2001, the four remaining Columbia defendants along with other defendants filed a joint motion to dismiss the amended complaint. That motion is currently pending before the court. On April 10, 2003, the judge denied Plaintiffs motion for class certification. The court has issued an order giving the plaintiffs until May 12, 2003 to file for leave to amend their complaint.

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

4.       ANTHONY GONZALEZ, ET AL. V. NATIONAL PROPANE CORPORATION, ET AL.

         On December 11, 1997, plaintiffs Anthony Gonzalez, Helen Pieczynski, as Special Administrator of the Estate of Edmund Pieczynski, deceased, Michael Brown and Stephen Pieczynski filed a multiple-count complaint for personal injuries in the Circuit Court of Cook County, Illinois against National Propane Corporation and the Estate of Edmund Pieczynski sounding in strict tort liability and negligence. National Propane Corporation was

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

NISOURCE INC.

         acquired by Columbia in 1999, and this litigation was retained by Columbia when Columbia sold its propane operations in 2001. Plaintiff's complaint arises from an explosion and fire, which occurred in a Wisconsin vacation cottage in 1997. National Propane, L.P. filed a third-party complaint for contribution against Natural Gas Odorizing and Phillips Petroleum Company. This matter has been resolved through a settlement.

5. ATLANTIGAS CORPORATION V. NISOURCE, INC., ET AL, U.S. DISTRICT COURT, DISTRICT OF COLUMBIA AND TRIAD ENERGY RESOURCES, ET AL. V. NISOURCE INC., ET AL. U.S. DISTRICT COURT, DISTRICT OF COLUMBIA

         In June 2002, Atlantigas Corporation filed a complaint alleging that NiSource, certain of its subsidiaries and other defendants illegally discounted services to select shippers and sought damages under anti-trust, RICO, and state law totaling $18 million ($54 million if trebled). The activities about which the plaintiff is complaining were the subject of a FERC enforcement staff investigation and subsequent settlement approved in October 2000. NiSource and its affiliates filed a motion to dismiss the complaint for lack of personal jurisdiction and oral argument on that motion was held on April 8. At the hearing, plaintiff's counsel raised some new issues on personal jurisdiction. The judge established a supplemental briefing schedule for these issues, which concludes on May 30.

         On March 18, 2003, a related suit was filed by Triad Energy Resources. This new case purports to be a class action covering customers of Columbia Gas Transmission who were allegedly damaged by the same activities complained of in the Atlantigas litigation. The named defendants include NiSource Inc., certain of its subsidiaries and other unrelated parties, including shippers who allegedly benefited from the complained of activities. The plaintiffs claim that all defendants engaged in vertical restraint of trade by conspiring to provide scarce transportation/storage capacity to a select group of shippers who in turn agreed to fix the price of gas. The plaintiffs also claim that the defendant shippers engaged in horizontal restraint of trade by conspiring with each other to gain preferential treatment from the pipeline defendants. There is also a separate count alleging tortious interference against all defendants. The Company intends to vigorously defend this matter. However, due to the relationship between this case and the Atlantigas case, all responses in this matter are deferred until the court rules on the jurisdictional motions pending in Atlantigas.

ITEM 2. CHANGES IN SECURITES AND USE OF PROCEEDS

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

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the first quarter of 2003:

                                 Financial
Item Reported               Statements Included                Date of Event                    Date Filed
----------------------------------------------------------------------------------------------------------
      9                              N                           2/10/2003                       2/10/2003
----------------------------------------------------------------------------------------------------------

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

                                                           NiSource Inc.
                                                --------------------------------
                                                           (Registrant)

Date: May 9, 2003                           By:     /s/ Jeffrey W. Grossman
                                                --------------------------------
                                                      Jeffrey W. Grossman
                                                   Vice President and Controller
                                                   (Principal Accounting Officer
                                                   and Duly Authorized Officer)

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003                           By:         /s/ Gary L. Neale
                                                --------------------------------
                                                          Gary L. Neale
                                                       Chief Executive Officer

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003                         By:       /s/ Michael W. O'Donnell
                                              ----------------------------------
                                                      Michael W. O'Donnell
                                                     Chief Financial Officer