Form 10-Q
period 2003-06-30
NISOURCE INC/DE
filed 2003-08-08
CIK 1111711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended JUNE 30, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______


                        Commission file number 001-16189


                                  NISOURCE INC.

             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                           35-2108964
    -------------------------------                         -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

          801 East 86th Avenue
         Merrillville, Indiana                                    46410
----------------------------------------                     -----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value:
262,794,466 shares outstanding at June 30, 2003.

                                  NISOURCE INC.
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I        FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Statements of Consolidated Income (Loss)................................                3

                       Consolidated Balance Sheets.............................................              4-5

                       Statements of Consolidated Cash Flows...................................                6

                       Statements of Consolidated Comprehensive Income.........................                7

                       Notes to Consolidated Financial Statements..............................             8-18


              Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...........................................            19-37

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............               37

              Item 4.  Controls and Procedures.................................................               38

PART II       OTHER INFORMATION

              Item 1.   Legal Proceedings......................................................            39-40

              Item 2.   Changes in Securities and Use of Proceeds..............................               40

              Item 3.   Defaults Upon Senior Securities........................................               40

              Item 4.   Submission of Matters to a Vote of Security Holders....................               40

              Item 5.   Other Information......................................................               41

              Item 6.   Exhibits and Reports on Form 8-K.......................................               41

              Signature........................................................................               42

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (unaudited)

                                                                                    Three Months                 Six Months
                                                                                   Ended June 30,               Ended June 30,
                                                                               --------------------       -------------------------
(in millions, except per share amounts)                                            2003        2002            2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Gas Distribution                                                            $  559.3     $ 459.0       $ 2,320.0      $ 1,537.9
   Gas Transmission and Storage                                                   221.0       218.0           563.2          541.9
   Electric                                                                       262.1       252.9           526.4          487.3
   Other                                                                          100.8        24.4           256.2          107.9
-----------------------------------------------------------------------------------------------------------------------------------
   Gross Revenues                                                               1,143.2       954.3         3,665.8        2,675.0
   Cost of Sales                                                                  501.4       307.9         1,994.3        1,077.1
-----------------------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                                641.8       646.4         1,671.5        1,597.9
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                                      275.4       317.9           601.9          594.9
   Depreciation and amortization                                                  124.9       112.9           249.5          241.2
   Loss (Gain) on sale of assets                                                    0.2        (0.1)            1.3          (23.5)
   Other taxes                                                                     65.5        57.0           170.6          145.2
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                          466.0       487.7         1,023.3          957.8
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                  175.8       158.7           648.2          640.1
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
   Interest expense, net                                                         (114.9)     (122.2)         (237.9)        (249.3)
   Minority interests                                                                 -        (5.1)           (2.5)         (10.2)
   Dividend requirements on preferred stock of subsidiaries                        (1.1)       (1.9)           (2.3)          (3.7)
   Other, net                                                                       5.9         1.4            10.0            3.2
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                                  (110.1)     (127.8)         (232.7)        (260.0)
-----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              65.7        30.9           415.5          380.1
INCOME TAXES                                                                       26.4        10.1           153.9          139.7
-----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                  39.3        20.8           261.6          240.4
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations - net of taxes                          (1.4)       (3.3)           (4.8)          19.3
Gain (Loss) on Disposition of Discontinued Operations - net of taxes             (362.8)        7.5          (318.0)           7.5
Change in Accounting - net of taxes                                                   -           -            (8.8)             -
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                              $ (324.9)    $  25.0       $   (70.0)     $   267.2
===================================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE ($)
   Continuing operations                                                           0.15        0.10            1.02           1.17
   Discontinued operations                                                        (1.39)       0.02           (1.25)          0.13
   Change in accounting                                                               -           -           (0.04)             -
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                                   (1.24)       0.12           (0.27)          1.30
-----------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE ($)
   Continuing operations                                                           0.15        0.10            1.01           1.15
   Discontinued operations                                                        (1.38)       0.02           (1.24)          0.13
   Change in accounting                                                               -           -           (0.04)             -
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE                                                 (1.23)       0.12           (0.27)          1.28
-----------------------------------------------------------------------------------------------------------------------------------

BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                                261.3       205.6           257.6          205.6
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                          263.1       208.2           259.5          208.0
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS


                                                                                       JUNE 30,        December 31,
(in millions)                                                                              2003                2002
--------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Utility Plant                                                                     $ 16,331.3        $   16,165.5
   Accumulated depreciation and amortization                                           (8,043.7)           (7,860.4)
--------------------------------------------------------------------------------------------------------------------
   Net utility plant                                                                    8,287.6             8,305.1
--------------------------------------------------------------------------------------------------------------------
   Other property, at cost, less accumulated depreciation                                 419.2               415.3
--------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                       8,706.8             8,720.4
--------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Assets of discontinued operations and assets held for sale                           1,337.9             1,571.0
   Unconsolidated affiliates                                                              118.7               125.1
   Other investments                                                                       69.8                51.6
--------------------------------------------------------------------------------------------------------------------
Total Investments                                                                       1,526.4             1,747.7
--------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                                               34.7                55.3
   Restricted cash                                                                          9.2                   -
   Accounts receivable (less reserve of $66.0 and $48.8, respectively)                    542.1               545.5
   Unbilled revenue (less reserve of $1.7 and $3.5, respectively)                         125.3               305.2
   Gas inventory                                                                          218.0               255.3
   Underrecovered gas and fuel costs                                                       81.4               149.9
   Materials and supplies, at average cost                                                 69.8                65.5
   Electric production fuel, at average cost                                               40.0                39.0
   Price risk management assets                                                            92.1                66.4
   Exchange gas receivable                                                                229.4               120.1
   Prepayments and other                                                                  215.8               211.4
--------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    1,657.8             1,813.6
--------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
   Price risk management assets                                                           153.5               115.1
   Regulatory assets                                                                      594.7               608.8
   Goodwill                                                                             3,692.2             3,692.2
   Intangible assets                                                                       58.2                59.4
   Deferred charges and other                                                             132.5               139.2
--------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                      4,631.1             4,614.7
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 16,522.1          $ 16,896.4
====================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,       December 31,
(in millions)                                                                               2003               2002
--------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                                  $   4,257.3       $    4,174.9
Preferred Stocks--
     Series without mandatory redemption provisions                                         81.1               81.1
     Series with mandatory redemption provisions                                             3.8                3.8
Company-obligated mandatorily redeemable preferred securities
      of subsidiary trust holding solely Company debentures                                    -              345.0
Long-term debt, excluding amounts due within one year                                    5,041.7            4,849.5
--------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                     9,383.9            9,454.3
--------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                                       926.8            1,224.9
   Short-term borrowings                                                                   859.4              913.1
   Accounts payable                                                                        486.6              489.4
   Dividends declared on common and preferred stocks                                        77.6                1.1
   Customer deposits                                                                        73.0               65.2
   Taxes accrued                                                                           329.8              222.8
   Interest accrued                                                                         89.1               76.6
   Overrecovered gas and fuel costs                                                         38.0               13.1
   Price risk management liabilities                                                        66.1               39.7
   Exchange gas payable                                                                    362.6              411.9
   Current deferred revenue                                                                 16.9               17.5
   Accrued liability for postretirement and postemployment benefits                         61.7               37.1
   Other accruals                                                                          359.2              462.6
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                3,746.8            3,975.0
--------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Price risk management liabilities                                                         0.9                3.2
   Deferred income taxes                                                                 1,578.0            1,511.3
   Deferred investment tax credits                                                          91.8               96.3
   Deferred credits                                                                         73.8              100.9
   Noncurrent deferred revenue                                                             127.2              130.1
   Accrued liability for postretirement and postemployment benefits                        433.5              421.0
   Liabilities of discontinued operations and liabilities held for sale                    818.7              959.9
   Other noncurrent liabilities                                                            267.5              244.4
--------------------------------------------------------------------------------------------------------------------
Total Other                                                                              3,391.4            3,467.1
--------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                                  -                  -
--------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                 $  16,522.1       $   16,896.4
====================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)


Six Months Ended June 30, (in millions)                                                    2003               2002
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                                 $    (70.0)       $     267.2
   Adjustments to reconcile net income to net cash from
   continuing operations:
     Depreciation and amortization                                                        249.5              241.2
     Net changes in price risk management activities                                      (11.0)             (28.3)
     Asset impairment                                                                         -                  -
     Deferred income taxes and investment tax credits                                      15.7               42.8
     Deferred revenue                                                                      (3.5)              (9.9)
     Amortization of unearned compensation                                                  2.8                9.5
     Loss (Gain) on sale of assets                                                          1.3              (23.5)
     Change in accounting                                                                   8.8                  -
     Loss (Gain) on sale of discontinued operations                                       318.0               (7.5)
     Loss (Income) from discontinued operations                                             4.8              (19.3)
     Other, asset items                                                                    13.3              (40.8)
     Other, liability items                                                                (3.0)              60.8
   Changes in assets and liabilities, net of effect from acquisitions of businesses:
     Accounts receivable, net                                                             183.3              480.8
     Inventories                                                                           32.0              119.5
     Accounts payable                                                                      10.5             (183.9)
     Taxes accrued                                                                        (21.9)              90.0
     (Under) Overrecovered gas and fuel costs                                              93.4              (32.0)
     Exchange gas receivable/payable                                                     (158.6)              48.1
     Other accruals                                                                      (144.4)            (175.8)
     Other assets                                                                          (9.6)              10.8
     Other liabilities                                                                     45.0               37.5
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Continuing Operations                                                 556.4              887.2
Net Cash Flows from Discontinued Operations                                              (119.9)             (41.5)
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                                                  436.5              845.7
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Capital expenditures                                                                (237.8)            (200.8)
     Proceeds from disposition of assets                                                   99.9              426.0
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Investing Activities                                                 (137.9)             225.2
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Issuance of long-term debt                                                           345.3                  -
     Retirement of long-term debt                                                        (465.8)            (152.1)
     Change in short-term debt                                                            (53.7)            (853.4)
     Retirement of preferred shares                                                      (345.0)              (2.5)
     Issuance of common stock                                                             348.9                2.9
     Acquisition of treasury stock                                                         (1.0)                 -
     Dividends paid                                                                      (147.9)            (120.3)
-------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                                                 (319.2)          (1,125.4)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                          (20.6)             (54.5)
Cash and cash equivalents at beginning of year                                             55.3              101.5
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     34.7        $      47.0
===================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest, net of amounts capitalized                                   215.7              221.3
     Interest capitalized                                                                   1.7                2.4
     Cash paid for income taxes                                                           145.0               76.8
-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (unaudited)

                                                                   Three Months                    Six Months
                                                                  Ended June 30,                  Ended June 30,
                                                              -----------------------        ----------------------
(in millions)                                                     2003          2002            2003          2002
-------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                             $ (324.9)       $ 25.0         $ (70.0)      $ 267.2
   Other comprehensive income, net of tax
     Foreign currency translation adjustment                       0.6           0.7             1.5           0.6
     Net unrealized gains on cash flow hedges                     17.0          27.5            25.3          14.3
     Net gain (loss) on available for sale securities              2.0          (2.5)              -          (2.5)
-------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income, net of tax                   19.6          25.7            26.8          12.4
-------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)                             $ (305.3)       $ 50.7         $ (43.2)      $ 279.6
-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF ACCOUNTING PRESENTATION

The accompanying unaudited consolidated financial statements for NiSource Inc. (NiSource) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the current report on Form 8-K filed on July 15, 2003. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.       DILUTED AVERAGE COMMON SHARES COMPUTATION

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS are impacted by the incremental effect of the various long-term incentive compensation plans, the forward equity contracts associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)), and through February 18, 2003, Corporate Premium Income Equity Securities (Corporate PIES). Currently, the shares associated with the SAILS are anti-dilutive and, therefore not included in the calculation. Effective February 19, 2003, the forward equity contracts related to the Corporate PIES were settled as prescribed in the agreements. As a result of the settlement, 13.1 million common shares were issued and are reflected in basic average common shares.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

                                                                       Three Months                 Six Months
                                                                      Ended June 30,               Ended June 30,
                                                                  ---------------------       ----------------------
(in thousands)                                                        2003         2002           2003         2002
--------------------------------------------------------------------------------------------------------------------
Denominator
   Basic average common shares outstanding                         261,259      205,645        257,573      205,591
   Dilutive potential common shares
     Nonqualified stock options                                         75          326             64          281
     Shares contingently issuable under employee stock plans         1,313        1,300          1,313        1,300
     Shares restricted under employee stock plans                      491          941            553          862
--------------------------------------------------------------------------------------------------------------------
Diluted Average Common Shares                                      263,138      208,212        259,503      208,034
--------------------------------------------------------------------------------------------------------------------

3.       STOCK OPTIONS AND AWARDS

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for awards granted under its stock-based compensation plans. NiSource recognized stock-based employee compensation cost, net of taxes, of $0.3 million and $0.6 million for the three and six months ended June 30, 2003, respectively, and $4.6 million and $9.5 million for the three and six months ended June 30, 2002, respectively. The reductions in expense from the 2003 periods compared with the 2002 periods were a result of the affects of decreasing stock prices on certain variable stock plans. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                          Three Months                   Six Months
                                                                          Ended June 30,                Ended June 30,
                                                                     ----------------------        -----------------------
(in millions, except per share data)                                     2003          2002           2003           2002
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                    $ (324.9)       $ 25.0        $ (70.0)       $ 267.2
   As reported
   Add:     Stock-based employee compensation expense
            included in reported net income (loss), net of
            related tax effects                                           0.7           4.6            2.8            9.5

   Less:    Total stock-based employee compensation
            expense determined under the fair
            value method for all awards, net of tax                      (2.4)         (6.3)          (6.7)         (12.1)
--------------------------------------------------------------------------------------------------------------------------
   Pro forma                                                         $ (326.6)       $ 23.3        $ (71.7)       $ 265.5
--------------------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE ($)
   Basic    - as reported                                               (1.24)         0.12          (0.27)          1.30
            - pro forma                                                 (1.25)         0.11          (0.29)          1.29
   Diluted  - as reported                                               (1.23)         0.12          (0.27)          1.28
            - pro forma                                                 (1.24)         0.11          (0.29)          1.27
--------------------------------------------------------------------------------------------------------------------------

4.       REGULATORY MATTERS

During 2002, Northern Indiana Public Service Company (Northern Indiana) settled matters related to an electric rate review. On September 23, 2002, the Indiana Utility Regulatory Commission (IURC) issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $24.3 million were recognized for electric customers for the first half 2003. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. NiSource does not expect this matter to have a significant impact on its results of operations.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request and the appropriate amount is being refunded to customers.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. While Northern Indiana continues to pursue settlement of this proceeding, an estimated refund liability was recognized in the first quarter 2003. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker. On March 21, 2003, Northern Indiana amended its filing to allow recovery, via the FAC, of transmission costs paid to third parties, and the costs associated with electric physical derivative transactions, including option premiums to purchase power, and brokerage commissions. No actions have been taken by the IURC on this filing.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 30, 2002, the Federal Energy Regulatory Commission (FERC) issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. Based on this filing, an estimated refund liability has been recorded.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Northern Indiana will submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM in February 2003 for capital expenditures of $ 58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, which allows for collection of allowance for funds used during construction and a return on the capital investment beginning with the May 2003 customer bills. Through June 30, 2003 the ECRM revenues amounted to $1.0 million. On August 1, Northern Indiana filed the ECRM for capital investments of $120 million. The initial filing of the EERM is anticipated with the next semi-annual filing of the ECT. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $234 million. The IURC order is currently being appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana.

5.       RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group (Columbia).

For all of the plans, a total of approximately 1,675 management, professional, administrative and technical positions have been identified for elimination. As of June 30, 2003, approximately 1,475 employees were terminated, of whom approximately 5 employees and 130 employees were terminated during the quarter and six months ended June 30, 2003, respectively. At June 30, 2003 and December 31, 2002, the consolidated balance sheets reflected liabilities of $33.4 million and $49.6 million related to the restructuring plans, respectively. During the quarter and six months ended June 30, 2003, $4.0 million and $16.7 million of benefits were paid, respectively, as a result of the restructuring plans. Additionally during the quarter and six months ended June 30, 2003, the restructuring plan liability was increased by $0.2 million and $0.5 million, respectively, due to adjustments in estimated costs related to the reorganization initiatives.

6.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On July 3, 2003, NiSource announced that it reached agreements to sell its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER) and the steel-industry-related, inside-the-fence project entities of its Primary Energy, Inc. (Primary Energy) subsidiary in two independent transactions. Under the CER sales agreement, Triana Energy Holdings, an exploration and production company based in Charleston, W.V. and an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), agreed to purchase all of the stock of CER for $330 million in cash, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale will bring about the transfer of 1.1 trillion cubic feet of natural gas reserves. The Primary Energy agreement involves the sale of six Primary Energy operating subsidiaries and the Primary Energy name to Private Power, LLC (Private Power), a privately held power development firm backed by American Securities Capital Partners, LLC. According to the terms of the agreement, Private Power agreed to purchase the subsidiaries for approximately $335.0 million, comprised of $118.0 million in cash and the assumption of $217.0 million of liabilities and other obligations. The transactions are expected to be completed in the third quarter 2003. The cash proceeds from the sales will be used to reduce NiSource's debt. NiSource has accounted for CER and the Primary Energy subsidiaries as discontinued operations as of June 30, 2003 and has adjusted all periods presented accordingly. During the second quarter of 2003, NiSource recognized an after-tax loss of $362.8 million related to the pending sales.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 28, 2003, NiSource's subsidiary Columbia Natural Resources, Inc.
(CNR) sold its interest in certain natural gas exploration and production assets in New York State representing 39.3 billion cubic feet (Bcf) in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. NiSource recognized an after-tax gain of $44.4 million on the disposition in the first quarter 2003. In accordance with the presentation of NiSource's exploration and production business, CNR's interest in the assets is reported as discontinued operations. All periods presented have been adjusted to conform to the revised presentation.

During 2002, NiSource decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations on NiSource's consolidated income statement and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the consolidated balance sheets for all periods presented. On July 3, 2003, NiSource's subsidiary Columbia executed an agreement for the sale of 100% of its shares in Transcom. The transaction is expected to be completed in the third quarter of 2003. During the second quarter of 2003, NiSource recognized an after-tax loss of $2.5 million related to the pending sale.

During 2003, NiSource decided to sell Columbia Service Partners, Inc. (Columbia Service Partners), a subsidiary of Columbia. The assets and liabilities of Columbia Service Partners were reported as held for sale at June 30, 2003 and December 31, 2002.

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

Results from discontinued operations of CER (including the New York State properties), the six Primary Energy subsidiaries, Transcom and the water utilities are provided in the following table:

                                                                           Three Months                     Six Months
                                                                           Ended June 30,                  Ended June 30,
                                                                       ---------------------          ----------------------
($ in millions)                                                          2003           2002             2003          2002
----------------------------------------------------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS                                  $ 52.6         $ 72.2          $ 112.1       $ 186.3
----------------------------------------------------------------------------------------------------------------------------

Income (Loss) from discontinued operations                               (5.2)          (4.8)            (6.0)         32.3
Income taxes                                                             (3.8)          (1.5)            (1.2)         13.0
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                         $ (1.4)        $ (3.3)         $  (4.8)      $  19.3
----------------------------------------------------------------------------------------------------------------------------

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assets and liabilities of discontinued operations were as follows:

                                                                                        JUNE 30,       December 31,
(in millions)                                                                               2003               2002
--------------------------------------------------------------------------------------------------------------------
ASSETS OF DISCONTINUED OPERATIONS AND ASSETS
 HELD FOR SALE
   Accounts receivable, net                                                            $    45.2         $     67.5
   Property, plant and equipment, net                                                    1,164.9            1,375.6
   Other assets                                                                            127.8              166.7
   Current liabilities                                                                         -              (18.1)
   Debt                                                                                        -               (4.8)
   Other liabilities                                                                           -              (15.9)
--------------------------------------------------------------------------------------------------------------------
ASSETS OF DISCONTINUED OPERATIONS AND ASSETS
 HELD FOR SALE                                                                         $ 1,337.9         $  1,571.0
--------------------------------------------------------------------------------------------------------------------

LIABILITIES OF DISCONTINUED OPERATIONS AND
 LIABILITIES HELD FOR SALE
   Debt                                                                                $  (267.0)        $   (176.3)
   Current liabilities                                                                    (205.0)            (250.9)
   Other liabilities                                                                      (346.7)            (532.7)
--------------------------------------------------------------------------------------------------------------------
LIABILITIES OF DISCONTINUED OPERATIONS AND
 LIABILITIES HELD FOR SALE                                                             $  (818.7)        $   (959.9)
--------------------------------------------------------------------------------------------------------------------

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

HEDGING ACTIVITIES. The activity for the quarter and six months ended June 30, 2003 and June 30, 2002 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                                                                            Three Months             Six Months
                                                                            Ended June 30,          Ended June 30,
                                                                          -----------------       -----------------
(in millions, net of tax)                                                   2003       2002         2003       2002
--------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow
   hedges at the beginning of the period                                  $ 76.1     $ 36.9       $ 67.8     $ 50.1

Unrealized hedging gains arising during the period on
    derivatives qualifying as cash flow hedges                              21.7       24.7         31.4       35.3

Reclassification adjustment for net gain (loss) included
   in net income (loss)                                                     (4.7)       2.8         (6.1)     (21.0)
--------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow
   hedges at the end of the period                                        $ 93.1     $ 64.4       $ 93.1     $ 64.4
--------------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on NiSource's hedges were recorded as price risk management assets and liabilities along with unrealized gains on NiSource's marketing and trading portfolios. The accompanying consolidated balance sheets reflected price risk management assets related to unrealized gains on hedges of $190.1 million and $140.6 million at June 30, 2003 and December 31, 2002, respectively, of which $38.7 million and $29.1 million were included in "Current Assets," $151.3 million and $111.2 million were included in "Other Assets" and $0.1 million and $0.3 million were included in "Assets of discontinued operations." Price risk management liabilities related to unrealized losses on hedges (and net option premiums) were $13.0 million and $10.8 million at June 30,

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2003 and December 31, 2002, respectively, of which $3.1 million and $4.1 million were included in "Current Liabilities" and $9.9 million and $6.7 million were included in "Liabilities of discontinued operations."

During the second quarter 2003, a net gain of $2.0 million, net of tax, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the second quarter, NiSource reclassified $0.9 million from other comprehensive income to earnings, due to the probability that certain originally forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $22.7 million, net of tax.

MARKETING AND TRADING ACTIVITIES. Effective July 1, 2002, EnergyUSA-TPC (TPC) sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Since the sale, the remaining operations of TPC have primarily involved commercial and industrial gas sales and power trading.

The fair market values of NiSource's power trading assets and liabilities were $45.2 million and $50.3 million, respectively, at June 30, 2003 and $16.4 million and $16.4 million, respectively, at December 31, 2002. The fair market values of NiSource's gas marketing assets and liabilities were $10.4 million and $13.6 million, respectively, at June 30, 2003. The fair market values of NiSource's gas marketing assets and liabilities were $24.8 million and $22.4 million, respectively, at December 31, 2002.

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

On a gross basis, NiSource's power trading revenues and cost of sales were $191.8 million and $189.6 million, respectively, for the quarter ended June 30, 2003. For the quarter ended June 30, 2002, NiSource's gross power trading revenues and cost of sales were $437.2 million and $435.6 million, respectively. Gross gas trading revenues and cost of sales were $476.0 million and $453.6 million, respectively, for the quarter ended June 30, 2002. NiSource had no gas trading revenue or expenses in 2003.

The volumes for the physically traded contracts for the three and six months ended June 30, 2003 and 2002 were as follows:

                                                              Three Months                         Six Months
                                                             Ended June 30,                      Ended June 30,
                                                       -------------------------         ---------------------------
                                                          2003              2002              2003             2002
--------------------------------------------------------------------------------------------------------------------
Electric Sales (Gigawatt Hours)                        2,958.0           7,639.7           4,916.4         17,079.1
Gas Sales (MDth)                                             -              53.1                 -            176.1
--------------------------------------------------------------------------------------------------------------------

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 143 -- ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. NiSource's rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NiSource's consolidated asset retirement obligations liability was mainly comprised of obligations for plugging and abandonment costs related to the exploration and production operations, which is currently classified as a discontinued operation. Significant liabilities were also calculated for the pipeline operations related to the disposal of offshore platforms, cutting, capping and filling offshore pipelines and certain storage facilities planned for abandonment. Liabilities for the removal of buildings and equipment were calculated at the Primary Energy facilities and to a lesser extent at the telecommunications network, which is currently classified as a discontinued operation. The electric operations calculated liabilities for the removal of certain hydro towers and obligations associated with leased railcars. Other asset retirement obligations related to the major gas and electric distribution facilities and gas pipeline networks were identified, however the associated liabilities were not quantifiable due to the indeterminate lives of the associated assets.

NiSource adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result an asset retirement obligations liability of $54.3 million was recognized. In addition, NiSource capitalized $41.3 million in additions to plant assets, net of accumulated amortization, and recognized regulatory assets and liabilities of $1.2 million and $4.6 million, respectively. NiSource believes that the amounts recognized as regulatory assets will be recoverable in future rates. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $8.8 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of NiSource's accumulated depreciation and amortization was approximately $1.0 billion at June 30, 2003 based on rates for estimated removal costs embedded in composite depreciation rates.

For the quarter and six months ended June 30 2003, NiSource recognized accretion expense of $0.9 million and $1.8 million, respectively. The asset retirement obligations liability totaled $47.9 million at June 30, 2003, of which $37.1 million was reported in discontinued operations. In addition, the liability was reduced by $8.2 million in the second quarter of 2003 as a result of a change in the estimated plugging and abandonment costs related to the exploration and production business. Had NiSource adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $49.4 million and $45.0 million at December 31, 2001 and 2000, respectively, of which $38.3 million and $34.6 million would have been reported in discontinued operations.

EITF ISSUE NO. 02-03 -- ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES AND EITF ISSUE NO. 98-10 -- ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES. On October 25, 2002, the EITF reached a final consensus in EITF No. 02-03 that gains and losses (realized or unrealized) on all derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. For purposes of the consensus, energy trading activities encompass contracts entered into with the objective of generating profits on, or exposure to, shifts in market prices. This consensus became effective for financial statements issued for periods beginning after December 15, 2002. NiSource reevaluated its portfolio of contracts in order to determine which contracts were required to be reported net in accordance with the provisions of the consensus and, as a result recognized equal and offsetting reductions to revenues and cost of sales of $51.0 million and $148.1 million for the three and six months ended June 30, 2003, respectively, and $361.2 million and $761.5 million for the comparable 2002 periods. NiSource's operating income remained unchanged for all periods presented.

The task force also reached a consensus to rescind EITF No. 98-10 and preclude mark-to-market accounting for energy trading contracts that are not derivatives pursuant to SFAS No. 133. The consensus was effective for fiscal periods beginning after December 15, 2002, for energy trading contracts that existed on or before October 25, 2002 that remained in effect at the date the consensus was initially applied (January 1, 2003 for NiSource). Contracts entered into after October 25, 2002, were analyzed pursuant to a generally accepted accounting principles hierarchy, excluding EITF No. 98-10. Since NiSource is no longer involved in gas-related trading activities and has minimal power trading activities, the rescission of EITF No. 98-10 did not have a material effect on its results of operations since adoption of the consensus.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FASB INTERPRETATION NO. 46 -- CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Primary Energy's Lakeside project currently falls within the scope of FIN 46. Lakeside is one of six the projects included in the pending sale to Private Power. However, if the project ownership and financing structure was to remain in its present form, the variable interest entity, including the unamortized debt of $39.1 million and related assets associated with the Lakeside project, would be consolidated by NiSource beginning in the third quarter 2003. NiSource is currently evaluating certain real estate investments in order to determine if FIN 46 will impact the classification of the investments.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 149 -- AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective July 1, 2003, NiSource adopted Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No.
149). SFAS No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, as such the impact on NiSource's existing contracts at June 30, 2003 is not material. Because the effect of SFAS No. 149 is dependent upon the terms of contracts the company enters into after June 30, 2003, NiSource cannot determine the impact of adopting SFAS No. 149 on a prospective basis.

SFAS NO. 150 -- ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. In the second quarter 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 requires classification of a financial instrument within its scope as a liability because it embodies an obligation of the issuer. As defined in SFAS No. 150, an obligation is a conditional or unconditional duty or responsibility to transfer assets or to issue equity shares. Instruments that fall within the scope of SFAS No. 150 include mandatorily redeemable financial instruments, obligations to repurchase an issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is generally effective for interim periods beginning after June 15, 2003 for financial instruments created prior to June 1, 2003. For any instruments entered into or modified after May 31, 2003, the Statement is effective for those instruments upon consummation or modification. Currently, NiSource has mandatory redeemable preferred stock that will be reclassified as a liability in the third quarter of 2003. NiSource does not expect SFAS No. 150 to have any impact on its financial condition or results of operations.

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

The sole purchaser of the remarketed debentures purchased newly offered 6.15% notes due in 2013, using the remarketed debentures as consideration. In accordance with EITF No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments," the debt issued at 4.25% was considered extinguished, because the net present value of cash flows changed by more than 10% with the issuance of the 6.15% notes. As a result, the $2.2 million of fees paid to the holder to extinguish the debt was expensed in the first quarter 2003.

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

                                                                                         JUNE 30,     December 31,
(in millions)                                                                                2003             2002
-------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                                                  $      -         $   (1.5)
(Loss) on available for sale securities                                                      (2.7)            (3.1)
Net unrealized gains on cash flow hedges                                                     93.1             67.8
Minimum pension liability adjustment                                                       (204.1)          (203.7)
-------------------------------------------------------------------------------------------------------------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS), NET                                        $ (113.7)        $ (140.5)
-------------------------------------------------------------------------------------------------------------------

12.      GUARANTEES AND INDEMNITIES

As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at June 30, 2003 and the years in which they expire were:

(in millions)                                    2003       2004         2005        2006         2007       After
-------------------------------------------------------------------------------------------------------------------
Guarantees of subsidaries debt                $ 750.0     $ 80.0      $ 930.3      $ 40.0       $ 29.0    $1,623.9
Guarantees supporting commodity
   transactions of subsidiaries                 421.5          -         50.0       918.7         43.8       163.6
Other guarantees                                130.0          -         51.1           -            -       239.0
Lines of credit                                     -      859.4            -           -            -           -
Letters of credit                                50.2        4.8          1.2           -            -       106.4
-------------------------------------------------------------------------------------------------------------------
Total commercial commitments                 $1,351.7     $944.2     $1,032.6     $ 958.7       $ 72.8    $2,132.9
-------------------------------------------------------------------------------------------------------------------

NiSource has guaranteed the payment of $3.5 billion of debt for various wholly-owned subsidiaries including NiSource Finance Corp. (NFC) and through a support agreement, NiSource Capital Markets, Inc. (Capital Markets). The debt is reflected on NiSource's consolidated balance sheet. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default NiSource would be obligated to pay the debt's principal and related interest. Currently, NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. NFC also maintains lines of credit with financial institutions. At June 30, 2003, the amount outstanding under the lines of credit and guaranteed by NiSource amounted to $859.4 million. Additionally, NiSource has issued guarantees, which support up to approximately $1.6 billion of commodity-related payments for its subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

NiSource has issued standby letters of credit of approximately $162.6 million through financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under covered contracts, the beneficiary may present its claim for payment to the financial institution, which will in turn request payment from NiSource.

NiSource has purchase and sales agreements guarantees totaling $142.5 million, which guarantee performance of the seller's covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the consolidated balance sheet.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

Primary Energy continues to lease two of the seven projects in which it participates, Cokenergy and Lakeside Energy. Cokenergy is recognized on the consolidated balance sheets as a capital lease. NiSource, through Capital Markets, has guaranteed or guaranteed in substance most lease payments to the special purpose entity lessors, including regular lease payments, accelerated lease payments in an event of default, and payment obligations, including residual guarantee amounts, at the end of lease terms. In the case of an event of default, a lessor can accelerate the full, unamortized amount of the lessor's funding. The total of guarantees outstanding for all the projects at June 30, 2003 was $514.9 million. As of June 30, 2003, approximately $427.9 million of debt for two of the projects was included in NiSource's consolidated balance sheet. Of the approximately $427.9 million of debt, $122.5 million relates to Cokenergy, an asset that will be sold in the third quarter of 2003. The remainder relates to the Whiting Clean Energy project, which is being retained.

Within the sales agreements of CER and the Primary Energy assets that are expected to be sold in the third quarter of 2003, NiSource has made certain operational and financial guarantees. NiSource has retained guarantees of $165.8 million of debt outstanding related to three of the Primary Energy projects. In addition, NiSource has several operational guarantees related to the Primary Energy assets. These operational guarantees are related to environmental compliance, inventory balances, employee relations, and a residual future purchase guarantee. NiSource is in the process of obtaining consents to replace NiSource with the buyer on the operational guarantees. The fair value of the guarantees was determined to be $11.1 million and a portion of the net proceeds in the sale amount were assumed allocated to the guarantee as prescribed by FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, "Including Indirect Guarantees of Indebtedness of Others."

Certain guarantees by NiSource within the CER sales agreement related to the CNR forward gas sales agreements with Mahonia II Limited (Mahonia) and the associated surety bonds will remain in place after the consummation of the acquisition and will decline over time as volumes (approximately 94.0 Bcf) are delivered in satisfaction of the contractual obligations, ending in February 2006. Offsetting certain amounts that may be owed by NiSource under the guarantees, NiSource will be indemnified by Triana and MSCP will fund up to a maximum of $221.0 million (as of August 31, 2003) of additional equity to Triana to support Triana's indemnity, for Triana's gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

After the close of the transaction, Triana will own approximately 1.1 Tcf of proved reserves, and will be capitalized with $330 million, approximately $200.0 million of which will be provided as initial equity by MSCP and the remainder of which will be provided as part of a $500.0 million revolving credit facility. NiSource believes that the combination of Triana's proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $221.0 million of further commitments to Triana from MSCP, will adequately offset any losses that may be incurred by NiSource due to Triana's non-performance under the Mahonia agreements. Accordingly, NiSource has not recognized a liability related to the retention of the Mahonia guarantees.

13.      BUSINESS SEGMENT INFORMATION

NiSource's operations are divided into four primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Other segment primarily includes gas marketing; power trading, Whiting Clean Energy, entities involved in the development of fuel cells and storage systems, and real estate activities.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


During the second quarter 2003, NiSource re-aligned its reportable segments to reflect the announced sale of its exploration and production operations. As of the second quarter 2003, NiSource will no longer report an Exploration and Production segment. In addition, the Primary Energy assets being sold are reported as discontinued operations. Previously, the Primary Energy assets were reported in the Other segment. All periods have been adjusted to conform with the realignment.

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

                                                            Three Months                           Six Months
                                                           Ended June 30,                        Ended June 30,
                                                    ---------------------------         ----------------------------
(in millions)                                            2003              2002              2003              2002
--------------------------------------------------------------------------------------------------------------------
REVENUES
GAS DISTRIBUTION
Unaffiliated                                        $   653.9          $  540.5         $ 2,604.1         $ 1,751.4
Intersegment                                              4.9               4.6              14.3              15.5
--------------------------------------------------------------------------------------------------------------------
Total                                                   658.8             545.1           2,618.4           1,766.9
--------------------------------------------------------------------------------------------------------------------
GAS TRANSMISSION AND STORAGE
Unaffiliated                                            141.9             141.2             304.8             315.5
Intersegment                                             53.4              70.8             126.5             155.4
--------------------------------------------------------------------------------------------------------------------
Total                                                   195.3             212.0             431.3             470.9
--------------------------------------------------------------------------------------------------------------------
ELECTRIC OPERATIONS
Unaffiliated                                            255.9             279.9             511.8             537.5
Intersegment                                              3.5               4.6              10.4               8.9
--------------------------------------------------------------------------------------------------------------------
Total                                                   259.4             284.5             522.2             546.4
--------------------------------------------------------------------------------------------------------------------
OTHER
Unaffiliated                                             82.3             (51.6)            213.4             (33.0)
Intersegment                                             10.4              53.2              23.7              74.3
--------------------------------------------------------------------------------------------------------------------
Total                                                    92.7               1.6             237.1              41.3
--------------------------------------------------------------------------------------------------------------------
Adjustments and eliminations                            (63.0)            (88.9)           (143.2)           (150.5)
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                               $ 1,143.2          $  954.3         $ 3,665.8         $ 2,675.0
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
Gas Distribution                                    $    56.8          $   34.9         $   371.0         $   284.5
Gas Transmission and Storage                             87.3              76.6             198.6             203.4
Electric                                                 64.1              81.0             116.7             152.8
Other                                                   (10.4)            (38.3)            (24.3)            (29.4)
Corporate                                               (22.0)              4.5             (13.8)             28.8
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATING INCOME                       $   175.8          $  158.7         $   648.2         $   640.1
--------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

                              CONSOLIDATED RESULTS

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource Inc.'s (NiSource) plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of NiSource's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, successful consummation of proposed dispositions, growth opportunities for NiSource's businesses, dealings with third parties over whom NiSource has no control, actual operating experience of acquired assets, NiSource's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

The following Management's Discussion and Analysis should be read in conjunction with NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Form 10-K) 2002 and the current report on Form 8-K filed on July 15, 2003.

                             SECOND QUARTER RESULTS

Net Income (Loss)
NiSource reported net loss of $324.9 million, or a loss of $1.24 per share, for the three months ended June 30, 2003, compared to net income of $25.0 million, or $0.12 per share, for the second quarter 2002. Income from continuing operations was $39.3 million, an increase of $18.5 million from the same period in 2002. All per share amounts are basic earnings per share.

Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2003, were $641.8 million, a $4.6 million decrease from the same period last year. The decrease in net revenues was primarily a result of $10.8 million of credits issued pertaining to the Indiana Utility Regulatory Commission (IURC) electric rate review settlement and reduced electric and natural gas sales of $10.1 million as a result of unfavorable weather, partially offset by increased net revenues related to adjustments recorded in the second quarter 2003 for gas costs associated with certain customers.

Expenses
Operating expenses for the second quarter 2003 were $466.0 million, a decrease of $21.7 million from the 2002 period, mainly resulting from lower operation and maintenance expenses of $42.5 million, slightly offset by increased depreciation, depletion and amortization and other taxes expenses. The decrease in operation and maintenance expenses was mainly attributable to a $20.2 million reduction in employee-related and administrative expenses as a result of the 2002 reorganization initiatives, lower expenses of $7.2 million as a result of the decision to exit the gas trading business, and a reversal of a litigation reserve of $6.6 million relating to a lawsuit that was settled in the second quarter 2003, partly offset by increased pension and postretirement expenses of $9.4 million. The 2002 period was unfavorably impacted by $17.7 million for expenses associated with the July 1, 2002, sale of a portfolio of EnergyUSA-TPC
(TPC) gas marketing contracts and the recognition of a reserve related to a long-term

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

note receivable. Depreciation, depletion and amortization expense increased by $12.0 million, mainly as a result of the timing of recording annualized depreciation.

Other Income (Deductions)
Interest expense was $114.9 million for the quarter, a decrease of $7.3 million compared to the second quarter 2002. The decrease was due to a reduction of short- and long-term debt and lower short-term interest rates, slightly offset by interest expense associated with the financing of the Whiting Clean Energy plant placed in service in 2002.

Income Taxes
Income tax expense for the second quarter 2003 was $26.4 million, an increase of $16.3 million compared to the 2002 period, due to higher pre-tax income.

Discontinued Operations
Loss from discontinued operations was $364.2 million for the second quarter 2003 versus income from discontinued operations of $4.2 million in the second quarter or 2002. In early July, NiSource announced that it reached agreements to sell its exploration and production subsidiary, Columbia Energy Resources, Inc.
(CER), and all of the steel-industry-related, inside-the-fence project entities of its subsidiary Primary Energy, Inc. (Primary Energy). An after-tax loss of $362.8 million, related to the sales was recorded in the second quarter. NiSource accounted for CER and the Primary Energy subsidiaries as discontinued operations as of June 30, 2003, and adjusted all periods presented accordingly.

                                SIX MONTH RESULTS

Net Income (Loss)
NiSource reported a net loss of $70.0 million, or a loss of $0.27 per share, for the six months ended June 30, 2003, compared to net income of $267.2 million, or $1.30 per share, for the comparable 2002 period. Income from continuing operations was $261.6 million, an increase of $21.2 million from the same period in 2002. All per share amounts are basic earnings per share.

Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2003, were $1,671.5 million, a $73.6 million increase over the same period last year. The increase in net revenues was a result of increased natural gas sales and deliveries due to colder weather during the first quarter amounting to $60.5 million, net of $20.2 million from lower interruptible service revenues and lower firm service revenues due to measures taken to meet customer demand during a period of sustained cold weather in the northeast market areas early in the year, higher non-weather related gas and electric sales and higher gross receipts taxes and cost tracker revenues, both of which are offset in operating expenses. The increase was partially offset by $24.3 million from credits issued pertaining to the IURC electric rate review settlement.

Expenses
Operating expenses for the first half of 2003 were $1,023.3 million, an increase of $65.5 million from the 2002 period. The increase was due to increased pension and postretirement expenses of $18.8 million and increased uncollectible receivables of $17.3 million from a modification in the method of calculation and the effects of weather-driven higher gas costs on the residential customer base, partly offset by a reduction in employee-related and administrative expenses of $21.9 million and by a reversal of a litigation reserve of $6.6 million relating to a lawsuit that was settled in the second quarter 2003. The 2002 period operating expenses were reduced by $20.3 million as a result of a gain on the sale of a utility line-locating business and insurance recoveries of environmental expenses, slightly offset by expenses associated with the July 1, 2002, sale of a portfolio of TPC gas marketing contracts. Other taxes increased $25.4 million from the same period in 2002, due to the effects of higher commodity prices on gross receipts taxes and are generally offset in revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)
Interest expense was $237.9 million for the first six months, a decrease of $11.4 million compared to the first half of 2002. The decrease was due to a reduction of short- and long-term debt and lower short-term interest rates, slightly offset by interest expense associated with the financing of the Whiting Clean Energy plant placed in service in 2002.

Income Taxes
Income tax expense for the first six months of 2003 was $153.9 million, an increase of $14.2 million compared to the 2002 period, due to higher pre-tax income.

Discontinued Operations
Loss from discontinued operations was $322.8 million for the first six months of 2003 versus income from discontinued operations of $26.8 million in the prior-year period. An after-tax loss of $362.8 million, related to the sales of CER and Primary Energy was recorded in the second quarter, slightly offset by a first quarter 2003 gain on the sale of CER's interest in natural gas production properties in New York State. NiSource accounted for CER and the Primary Energy subsidiaries as discontinued operations as of June 30, 2003, and adjusted all periods presented accordingly.

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

Net cash from continuing operations for the six months ended June 30, 2003 was $556.4 million. Cash generated from working capital was $29.7 million, principally driven by a decrease in accounts receivable and decreased inventories and underrecovered gas and fuel costs, partly offset by decreased exchange gas payables and other accruals.

On July 29, 2003, NiSource filed a shelf registration statement with the Securities and Exchange Commission to periodically sell up to $2.5 billion in debt securities, common and preferred stock and other securities. The registration statement became effective on August 7, 2003. NiSource's existing shelf registration statement permits the sale of $307.0 million in previously registered but unsold securities.

On July 21, 2003, NiSource issued $500.0 million of 5.4% eleven-year senior unsecured notes that mature July 15, 2014. The proceeds were used to reduce other debt and for working capital needs. During the first half of 2003, NiSource redeemed $54.0 million of Northern Indiana medium-term notes. In addition, on July 8, 2003, NiSource redeemed $70.0 million of Northern Indiana medium-term notes. On April 15, 2003, NiSource redeemed $300.0 million of NiSource Finance Corp. (NFC) 5.75% two-year senior notes that matured April 15, 2003. On March 31, 2003, NiSource also redeemed $75.0 million of NiSource Capital Markets, Inc, 7.75% Subordinated Debentures due March 1, 2026. NiSource plans to issue an additional $400.0 to $600.0 million in new debt through its financing subsidiary NFC during the remainder of 2003.

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

On July 8, 2003 NiSource announced that it would reduce its annual dividend by more than 20 percent to 92 cents per share from $1.16 per share. The change in the dividend, the sale of non-core assets, the November 2002 equity offering and ongoing debt reduction efforts have stabilized NiSource's credit ratings, enhanced cash flows and provided funds to reinvest in NiSource's core businesses for the future. NiSource's decision was also influenced by the fact that the recent dividend yield and payout ratio have been higher than industry averages.

On July 3, 2003, NiSource announced that it reached agreements to sell its exploration and production subsidiary, CER and the steel-industry-related, inside-the-fence project entities of its Primary Energy subsidiary in two independent transactions. Under the CER agreement, Triana Energy Holdings, an exploration and production company based in Charleston, WV and an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P., agreed to purchase all of the stock of CER for $330 million in cash, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale will bring about the transfer of 1.1 trillion cubic feet of natural gas reserves. The Primary Energy agreement involves the sale of six Primary Energy operating subsidiaries and the Primary Energy name to Private Power, LLC (Private Power), a privately held power development firm backed by American Securities Capital Partners, LLC. According to the terms of the agreement, Private Power agreed to purchase the subsidiaries for approximately $335.0 million, comprised of $118.0 million in cash and the assumption of $217.0 million of liabilities and other obligations. The transactions are expected to be completed in the third quarter 2003. The cash proceeds from the sales will be used to reduce NiSource's debt.

Credit Facilities
Due to the company's strong liquidity position, NiSource elected not to renew its $500.0 million 364-day credit facility, which expired on March 20, 2003. The 364-day credit facility allowed NiSource to utilize the $500 million to support the issuance of letters of credit. As a result of its expiration, the $1.25 billion three-year facility that expires on March 23, 2004 has been amended to allow for an increase in aggregate letters of credit outstanding from $150.0 million to $500.0 million. The reduction in NiSource's short-term borrowing needs is attributable to the $734.9 million of net proceeds from the equity offering during November 2002, the successful Corporate PIES remarketing, the sale of Columbia Natural Resources, Inc. (CNR)'s New York joint venture assets and net cash flow from continuing operations.

NiSource had no commercial paper outstanding as of June 30, 2003. As of December 31, 2002, $150.0 million of commercial paper was outstanding with a weighted average interest rate of 2.25%. NiSource had outstanding credit facility advances under its 3-year facility of $859.4 million at June 30, 2003, at a weighted average interest rate of approximately 1.8%, and credit facility advances of $763.1 million at December 31, 2002, at a weighted average interest rate of 2.1%. As of June 30, 2003 and December 31, 2002, NiSource had $162.6 million and $171.7 million of standby letters of credit outstanding, respectively. As of June 30, 2003, $228.0 million of credit was available under the credit facilities.

Credit Ratings
On July 8, 2003, Moody's Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries, concluding a review for possible downgrade that began on May 13, 2003. Moody's ratings outlook for NiSource and its subsidiaries is now "stable". On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ rating for the Columbia Energy Group (Columbia) subsidiary. Fitch also lowered the rating of Northern Indiana (Northern Indiana Public Service Company by one notch to BBB+ due to Fitch's policy of restricting the ratings between a parent and its subsidiaries where short-term financing facilities are solely at the holding company level. This does not reflect weakening credit measures at Northern Indiana. Fitch's outlook for NiSource and all of its subsidiaries is stable. On June 16, 2003, Standard and Poor's affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor's outlook for NiSource and all of its subsidiaries were revised to stable from negative.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Columbia Gas of Ohio, Inc. is a party to an agreement to sell, without recourse, up to $200 million of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. As of June 30, 2003, CARC had $50.0 million outstanding accounts receivable sales under the conduit.

Northern Indiana may sell up to $100.0 million of certain of its accounts receivable under a sales agreement, without recourse. As of June 30, 2003, Northern Indiana has sold $100.0 million of its accounts receivable under this agreement. Northern Indiana and Citibank are currently negotiating a new Accounts Receivable Sales Agreement, which would increase Northern Indiana's capacity under this program to $200.0 million.

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

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. At June 30 2003, the combined borrowings outstanding under these facilities totaled $859.4 million. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of $662.9 million of long-term debt at June 30, 2003. Based upon average borrowings under agreements subject to fluctuations in short-term market interest rates during the quarter and six months ended June 30, 2003, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $2.7 million and $5.3 million for the quarter and six months ended June 30, 2003.

On July 22, 2003, NiSource entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties with an 11-year term. NiSource will receive payments based upon a fixed 5.4% interest rate and pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus
0.78 percent per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on either July 15, 2008 or July 15, 2013 at mid-market. Effectiveness of the swaps was determined using the short-cut method pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133).

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

The fair values of the contracts related to NiSource's trading operations, the activity affecting the changes in the fair values during the second quarter 2003, the sources of the valuations of the contracts during 2003 and the years in which the remaining contracts (all power trading) mature are:

                                                                          Three Months Ended       Six Months Ended
(in millions)                                                               June 30, 2003           June 30, 2003
-----------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at the beginning of the period         $               2.6     $                 -
Contracts realized or otherwise settled during the period (including
   net option premiums received)                                                           1.2                    (0.2)
Fair value of new contracts entered into during the period                                 2.9                     4.1
Other changes in fair values during the period                                           (11.8)                   (9.0)
-----------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at the end of the period               $              (5.1)    $              (5.1)
-----------------------------------------------------------------------------------------------------------------------


(in millions)                                       2003        2004         2005        2006        2007        After
-----------------------------------------------------------------------------------------------------------------------
Prices actively quoted                             $   -      $    -        $   -       $   -       $   -        $   -
Prices from other external sources                  (1.1)       (0.5)           -           -           -            -
Prices based on models/other method                  1.3        (4.8)           -           -           -            -
-----------------------------------------------------------------------------------------------------------------------
Total fair values                                  $ 0.2      $ (5.3)       $   -       $   -       $   -        $   -
-----------------------------------------------------------------------------------------------------------------------

Contracts reported within the caption "Prices actively quoted" include futures and options traded on the NYMEX. The caption "Prices from other external sources" generally includes contracts traded on electric exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within "Prices based on models/other method" are valued employing the widely used Black-Scholes option-pricing model.

Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource estimates the one-day VaR for the power trading group that utilizes derivatives using variance/covariance

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.5 million $1.3 million and effectively zero, during the second quarter 2003, respectively. The daily VaR for the gas marketing portfolios on an average, high and low basis was $0.3 million, $0.5 million and $0.2 million during the second quarter 2003, respectively. Prospectively, management has set the VaR limits at $2.5 million for power trading and $0.5 million for gas marketing. Exceeding the VaR limits would result in management actions to reduce portfolio risk.

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

FINANCIAL ACCOUNTING STANDARDS BOARD'S STATEMENT OF FINANCIAL ACCOUNTING STANDARDS SFAS NO. 71 - ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, NiSource would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises -- Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71." In management's opinion, NiSource's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on NiSource's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71.

HEDGING ACTIVITIES. Under SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

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

Refer to "Recently Issued Accounting Pronouncements" in Note 8 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

Insurance Renewal
NiSource sustained an overall increase of 10% in premiums for the property and casualty insurance program that was renewed on July 1, 2003. The renewal of the executive liability program, which includes directors and officer's liability and fiduciary liability, is scheduled for November 1, 2003 and all indications are that the increase in premiums for those particular coverages will be much higher. In addition to increases in premiums, NiSource anticipates added restrictions to coverage and capacity.

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

Primary Energy has received a Title V air operating permit for the Portside facility from the Indiana Department of Environmental Management. Primary Energy filed an objection with the Office of Environmental Adjudication regarding certain provisions in the permit. Pending the outcome of this process, the impact, if any, on the operation of the facility cannot be determined at this time.

In connection with the sale of certain Primary Energy assets, NiSource will provide indemnification to the purchaser for specified potential environmental liabilities. However, the total amount of these liabilities is not reasonably estimable at this time.

In connection with the sale of CER, NiSource will retain responsibility for remediation of approximately 140 metering stations where mercury was utilized, and certain other environmental issues. An estimated liability has been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Presentation of Segment Information
With the announcement of the sale of the exploration and production business, NiSource's operations are divided into four primary business segments; Gas Distribution, Transmission and Storage, Electric, and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

                                                                 Three Months                    Six Months
                                                                 Ended June 30,                Ended June 30,
                                                             ----------------------       -------------------------
(in millions)                                                   2003          2002             2003           2002
-------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Sales Revenues                                            $ 576.4       $ 465.5        $ 2,352.8      $ 1,535.2
   Less: Cost of gas sold                                      385.3         291.7          1,729.3        1,012.7
-------------------------------------------------------------------------------------------------------------------
   Net Sales Revenues                                          191.1         173.8            623.5          522.5
   Transportation Revenues                                      82.4          79.6            265.6          231.7
-------------------------------------------------------------------------------------------------------------------
Net Revenues                                                   273.5         253.4            889.1          754.2
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                   135.4         154.3            319.2          295.3
   Depreciation and amortization                                47.9          39.2             95.5           93.9
   Other taxes                                                  33.4          25.0            103.4           80.5
-------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                       216.7         218.5            518.1          469.7
-------------------------------------------------------------------------------------------------------------------
Operating Income                                             $  56.8       $  34.9        $   371.0      $   284.5
===================================================================================================================

REVENUES ($ IN MILLIONS)
   Residential                                                 378.5         276.0          1,555.1          958.4
   Commercial                                                  135.0          83.6            552.7          310.4
   Industrial                                                   37.1          22.8            110.5           52.3
   Transportation                                               82.4          79.6            265.6          231.7
   Off system sales                                             17.4          43.0             60.6          106.7
   Other                                                         8.4          40.1             73.9          107.4
-------------------------------------------------------------------------------------------------------------------
Total                                                          658.8         545.1          2,618.4        1,766.9
-------------------------------------------------------------------------------------------------------------------

SALES AND TRANSPORTATION (MDTH)
   Residential sales                                            29.5          32.8            150.8          129.8
   Commercial sales                                             12.1          16.4             58.0           49.5
   Industrial sales                                              3.9           2.3             12.1            8.0
   Transportation                                              103.8         116.6            286.1          280.4
   Off system sales                                              2.6           9.7              5.3           36.8
   Other                                                         2.0             -              2.2            0.1
-------------------------------------------------------------------------------------------------------------------
Total                                                          153.9         177.8            514.5          504.6
-------------------------------------------------------------------------------------------------------------------

HEATING DEGREE DAYS                                              486           523            3,371          2,794
NORMAL HEATING DEGREE DAYS                                       485           513            3,120          3,256
% COLDER (WARMER) THAN NORMAL                                     0%            2%               8%           (14%)

CUSTOMERS
   Residential                                                                            2,303,356      2,327,941
   Commercial                                                                               213,982        212,258
   Industrial                                                                                 5,999          6,200
   Transportation                                                                           744,324        676,038
   Other                                                                                         65             63
-------------------------------------------------------------------------------------------------------------------
Total                                                                                     3,267,726      3,222,500
-------------------------------------------------------------------------------------------------------------------

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

Regulatory Matters
Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution's facilities for transportation services. Additionally, as of June 30, 2003, approximately 0.8 million of Gas Distribution's residential and commercial customers had selected an alternate supplier.

Gas Distribution continues to explore customer choice opportunities through regulatory initiatives in all of its jurisdictions. However, Columbia Gas of Kentucky has filed to terminate its choice program for residential and commercial customers and discussions are ongoing. While customer choice programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Gas Distribution expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, the Gas Distribution subsidiaries are sometimes left with pipeline capacity they have contracted for, but no longer need. The state commissions in jurisdictions served by Gas Distribution are at various stages in addressing these issues and other transition considerations. Gas Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering transition costs include incentive sharing mechanisms, reducing levels of reserved pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

Weather
Weather in Gas Distribution's territories for the second quarter 2003 was normal and 7% warmer than the second quarter of 2002.

For the first six months of 2003, weather was 8% colder than normal and 21% colder than the first six months of 2002.

Throughput
Total volumes sold and transported of 153.9 million dekatherms (MDth) for the second quarter 2003, decreased 23.9 MDth from the same period last year primarily due to warmer weather in the 2003 period.

For the six month period ended June 30 2003, total volumes sold and transported were 514.5 MDth, an increase of 9.9 MDth from the same period in 2002 primarily reflecting colder weather in the first three months of the year.

Net Revenues
Net revenues for the three months ended June 30, 2003 were $273.5 million, an increase of $20.1 million over the same period in 2002, mainly attributable to adjustments recorded in the second quarter 2003 for gas costs associated with certain customers.

For the six month period ended June 30, 2003, net revenues were $889.1 million, a $134.9 million increase from the same period in 2002 due to colder weather during the first three months of the year and higher gross receipts taxes and cost tracker revenues both of which were offset in operating expenses.

Operating Income
For the second quarter 2003, Gas Distribution reported operating income of $56.8 million, an increase of $21.9 million from the same period in 2002. The increase was mainly attributable to the increase in net revenues discussed above and a reduction in employee-related and administrative expenses of $18.6 million as a result of the 2002 reorganization initiatives, slightly offset by increased pension costs of $2.5 million. The 2002 period was favorably impacted by the timing of recording annualized depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Operating income for the first six months of 2003 totaled $371.0 million, an increase of $86.5 million from the same period in 2002. The increase was due to $83.0 million of increased sales and deliveries of natural gas due to colder weather during the first quarter 2003, partly offset by an increase of $17.3 million for uncollectible receivables from a modification in the method of calculation and the effects of weather-driven higher gas costs on the residential customer base. Other taxes increased by $22.9 million mainly as a result of higher gross receipts taxes, which are generally offset in revenues. The 2002 period was positively impacted by $12.2 million from insurance recoveries. Taking into account reserve changes, that together increased 2003 operation and maintenance expenses by $8.3 million and decreased 2002 operation and maintenance expenses by $12.2 million, year-over-year operation and maintenance expenses were essentially flat.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS

                                                                      Three Months                  Six Months
                                                                     Ended June 30,               Ended June 30,
                                                                ----------------------        ----------------------
(in millions)                                                      2003          2002            2003          2002
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Transportation revenues                                      $ 148.0       $ 164.2         $ 335.0       $ 375.1
   Storage revenues                                                44.6          44.5            89.3          89.8
   Other revenues                                                   2.7           3.3             7.0           6.0
--------------------------------------------------------------------------------------------------------------------
Total Operating Revenues                                          195.3         212.0           431.3         470.9
Less: Cost of gas sold                                              2.7          15.0             7.1          26.7
--------------------------------------------------------------------------------------------------------------------
Net Revenues                                                      192.6         197.0           424.2         444.2
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                       63.3          79.0           141.2         158.3
   Depreciation and amortization                                   27.7          27.3            55.6          54.7
   (Gain) on sale or impairment of assets                           0.2          (0.1)            0.2          (0.4)
   Other taxes                                                     14.1          14.2            28.6          28.2
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                          105.3         120.4           225.6         240.8
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                $  87.3       $  76.6        $  198.6       $ 203.4
====================================================================================================================

THROUGHPUT (MDTH)
Columbia Transmission
   Market Area                                                    171.5         187.0           606.3         564.0
Columbia Gulf
   Mainline                                                       173.7         179.0           353.7         317.4
   Short-haul                                                      29.3          34.4            58.6          74.8
Columbia Pipeline Deep Water                                        1.9             -             3.4           0.2
Crossroads Gas Pipeline                                             8.4           6.5            16.1          14.6
Granite State Pipeline                                              6.6           8.4            21.0          20.1
Intrasegment eliminations                                        (168.1)       (162.6)         (336.6)       (285.9)
--------------------------------------------------------------------------------------------------------------------
Total                                                             223.3         252.7           722.5         705.2
--------------------------------------------------------------------------------------------------------------------

NiSource's gas transmission and storage segment consists of the operations of Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf), Columbia Pipeline Corporation, Crossroads Pipeline Company and Granite State Transmission System. In total NiSource owns a pipeline network of approximately 16,046 miles extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. The pipeline network serves customers in seventeen northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource gas transmission and storage segment operates one of the nation's largest underground natural gas storage systems.

Regulatory Matters
On February 28, 2003, Columbia Transmission filed with the Federal Energy Regulatory Commission (FERC) its annual Transportation Costs Rate Adjustment, Retainage Adjustment Mechanism, and Electric Power Cost Adjustment. On March 31, 2003, the FERC requested that Columbia Transmission provide further documentation for the rate adjustments included in the filings. Responses were filed with the FERC on April 21, 2003.

Environmental Matters
The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. These rules were widely challenged. On March 26, 2002, the United States Court of Appeals for the D.C. Circuit largely upheld the ambient air standards as challenged. Consequently, designation of areas not attaining the standards, promulgation of rules specifying a compliance level, compliance deadline, and controls necessary for compliance will be completed over the next few years, which will likely change air emissions compliance requirements. In the interim, existing ozone ambient air quality standards will remain in place and may

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

require imposition of additional controls in areas of non-attainment. Resulting rules could require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Transmission and Columbia Gulf). The EPA and state regulatory authorities will set final implementation requirements. Certain states have already begun to propose new NOx emission requirements that may be applicable to pipeline engines and turbines. NiSource believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program agreed to by the targeted states and the EPA, and are currently not reasonably estimable. NiSource will continue to closely monitor developments in this area.

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

Throughput for the Gas Transmission and Storage segment totaled 223.3 MDth for the second quarter 2003, compared to 252.7 MDth for the same period in 2002. The decrease of 29.4 MDth is due to lower deliveries to dual fueled electric power generators, which chose not to run on the high priced gas experienced during the quarter, and warmer weather in certain gas distribution market areas.

Throughput for the six months ended June 30, 2003 was 722.5 MDth, an increase of
17.3 MDth over the same period in 2002. The increase in volumes delivered is primarily due to sustained, colder-than-normal weather in early 2003.

Net Revenues
Net revenues were $192.6 million for the second quarter 2003, a decrease of $4.4 million from the same period in 2002. The decrease was primarily due to lower interruptible service revenues. Factors contributing to this include high gas commodity costs and early storage refills by firm customers, which reduce available capacity for interruptible customers.

Net revenues were $424.2 million for the six months ended June 30, 2003, a decrease of $20.0 million, mainly due to $9.3 million of lower interruptible service revenues and $9.6 million of lower firm service revenues due to measures undertaken during a first quarter period of sustained, colder-than-normal weather. The decline in interruptible revenues was due to higher use of capacity by firm customers resulting in less capacity available for interruptible services. Firm service revenues were reduced from actions taken to alleviate late season deliverability limitations in the pipeline's eastern storage fields. The limitations resulted from the cumulative effect of facility outages that restricted eastern storage field inventory, a work stoppage that extended the outages and above-normal demand on storage withdrawals due to sustained cold weather.

Operating Income
Operating income of $87.3 million in the second quarter 2003 increased $10.7 million from the same period in 2002. The increase was mainly attributable to a reduction in employee-related and administrative expenses of $5.0 million and a reversal of a litigation reserve of $6.6 million relating to a lawsuit that was settled in the second quarter of 2003, slightly offset by lower revenues in the current period mentioned above. The 2002 period was unfavorably impacted by the recognition of a reserve of $6.0 million related to a long-term note receivable.

For the first six months of 2003, operating income was $198.6 million, a decrease of $4.8 million from the 2002 period, which was due largely to the change in net revenues mentioned above, slightly offset by a reversal of a litigation reserve of $6.6 million relating to a lawsuit that was settled in the second quarter of 2003. The 2002 period was negatively impacted by a reserve of $6.0 million related to a long-term note receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS

                                                                      Three Months                  Six Months
                                                                     Ended June 30,               Ended June 30,
                                                                ----------------------        ----------------------
(in millions)                                                      2003          2002            2003          2002
--------------------------------------------------------------------------------------------------------------------
NET REVENUES
    Sales revenues                                              $ 259.4       $ 284.5         $ 522.2       $ 546.4
    Less: Cost of sales                                            83.7          89.1           177.0         170.3
--------------------------------------------------------------------------------------------------------------------
Net Revenues                                                      175.7         195.4           345.2         376.1
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                                      52.9          57.3           110.4         110.7
    Depreciation and amortization                                  43.6          42.4            87.3          84.6
    Other taxes                                                    15.1          14.7            30.8          28.0
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                          111.6         114.4           228.5         223.3
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                $  64.1       $  81.0         $ 116.7       $ 152.8
====================================================================================================================

REVENUES ($ IN MILLIONS)
    Residential                                                    62.4          69.9           134.6         138.8
    Commercial                                                     69.7          76.3           136.4         145.3
    Industrial                                                     93.4         100.5           191.3         191.5
    Wholesale                                                      25.8          22.9            45.4          42.1
    Other                                                           8.1          14.9            14.5          28.7
--------------------------------------------------------------------------------------------------------------------
Total                                                             259.4         284.5           522.2         546.4
--------------------------------------------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
    Residential                                                   639.1         699.2         1,428.7       1,401.6
    Commercial                                                    859.2         891.2         1,710.7       1,722.9
    Industrial                                                  2,205.4       2,196.9         4,478.9       4,222.7
    Wholesale                                                     751.5         784.4         1,293.4       1,546.7
    Other                                                          27.5          29.2            61.2          60.6
--------------------------------------------------------------------------------------------------------------------
Total                                                           4,482.7       4,600.9         8,972.9       8,954.5
--------------------------------------------------------------------------------------------------------------------

COOLING DEGREE DAYS                                                 113           263             113           263
NORMAL COOLING DEGREE DAYS                                          224           219             224           219
% WARMER (COLDER) THAN NORMAL                                      (50%)          20%            (50%)          20%

ELECTRIC CUSTOMERS
    Residential                                                                               384,750       381,904
    Commercial                                                                                 48,694        47,790
    Industrial                                                                                  2,560         2,615
    Wholesale                                                                                      28            27
    Other                                                                                         796           801
--------------------------------------------------------------------------------------------------------------------
Total                                                                                         436,828       433,137
--------------------------------------------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Market Conditions
The steel sector continues to show improvement, with second quarter 2003 sales 8% higher than the 2002 level and a 14% improvement for the six-month period. The acquisitions of Bethlehem Steel and National Steel by ISG and U.S. Steel, respectively, have been completed.

Regulatory Matters
During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $24.3 million were recognized for electric customers for the first half 2003. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. NiSource does not expect this matter to have a significant impact on its results of operations.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit, was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request and the appropriate amount is being refunded to customers.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC, which includes Northern Indiana, signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to the ITC and issued an order addressing the pricing of electric transmission. An IURC proceeding to obtain approval to transfer functional control of the transmission system to the ITC is ongoing. An uncontested settlement that authorizes reimbursement of $7.4 million to Northern Indiana for incurred costs was approved by the FERC on July 31, 2003. As of June 30, 2003, Northern Indiana has deferred $6.5 million of costs related to joining the ITC.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This market proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a fair, efficient and non-discriminatory manner. MISO has filed detailed tariff information, with a planned initial operation date of March 31, 2004. Northern Indiana and TPC, a subsidiary of NiSource, are actively pursuing roles in the MMI. At the current time, management believes that MMI will change the manner in which Northern Indiana and TPC conducts their electric business; however, management cannot determine at this time the final MMI impacts.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. While Northern Indiana continues to pursue settlement of this proceeding, an estimated refund liability was recognized in the first quarter 2003. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker. On March 21, 2003, Northern Indiana amended its filing to allow recovery, via the FAC, of transmission costs paid to third parties, and the costs associated with electric physical derivative transaction costs, including option premiums to purchase power, and brokerage commissions. No actions have been taken by the IURC on this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

On December 30, 2002, the FERC issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. Based on this filing, an estimated refund liability has been recorded.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Northern Indiana will submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM in February 2003 for capital expenditures of $ 58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, which allows for collection of allowance for funds used during construction and a return on the capital investment beginning with the May 2003 customer bills. Through June 30, 2003 the ECRM revenues amounted to $1.0 million. On August 1, Northern Indiana filed the ECRM on capital investments of $120 million. The initial filing of the EERM is anticipated with the next semi-annual filing of the ECT. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $234 million. The IURC order is currently being appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana.

Sales
Electric sales for the second quarter 2003 were 4,482.7 gigawatts (gwh), a decrease of 118.2 gwh compared to the 2002 period. The decrease primarily reflected cooler weather during the quarter.

Electric sales for the first six months of 2003 were 8,972.9 gwh, an increase of
18.4 gwh compared to the 2002 period, primarily reflecting increased sales to residential and industrial customers, offset by decreased commercial and wholesale transactions. Residential sales improved due to overall increased usage and an increase in the number of customers, while industrial sales increased due to increased demand from the steel industry.

Net Revenues
In second quarter 2003, electric net revenues of $175.7 million decreased by $19.7 million from the comparable 2002 period. The decrease was primarily due to $10.8 million of credits issued pertaining to the IURC electric rate review settlement and cooler weather that decreased electric sales by $6.2 million.

In the first six months of 2003, electric net revenue of $345.2 million decreased by $30.9 million over the 2002 period due to $24.3 million of credits issued pertaining to the IURC electric rate review settlement and cooler weather at the beginning of the summer season.

Operating Income
Operating income for the second quarter 2003 was $64.1 million, a decrease of $16.9 million from the same period in 2002. The decrease was primarily due to the changes in revenue mentioned above.

Operating income for the first half of 2003 was $116.7 million, a decrease of $36.1 million from the same period in 2001 due to the changes in revenue mentioned above and increased pension and postretirement benefits expenses of $9.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER

                                                                     Three Months                    Six Months
                                                                    Ended June 30,                 Ended June 30,
                                                               -----------------------       -----------------------
(in millions)                                                      2003          2002            2003          2002
--------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Other revenue                                               $   92.7      $    1.6        $  237.1       $  41.3
   Less:  Cost of products purchased                               86.8           8.6           224.7          35.8
--------------------------------------------------------------------------------------------------------------------
Net Revenues                                                        5.9          (7.0)           12.4           5.5
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                       12.1          29.0            26.6          33.7
   Depreciation and amortization                                    3.3           1.0             6.2           2.4
   Loss (gain) on sale or impairment of assets                        -             -             1.1          (3.5)
   Other taxes                                                      0.9           1.3             2.8           2.3
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                           16.3          31.3            36.7          34.9
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                        $  (10.4)     $  (38.3)       $  (24.3)      $ (29.4)
--------------------------------------------------------------------------------------------------------------------


The Other segment participates in energy-related services including gas marketing, power trading and ventures focused on distributed power generation technologies, including the Whiting Clean Energy plant, fuel cells and storage systems. Additionally, the Other segment is involved in real estate and other businesses.

Sale of Primary Energy Assets
On July 3, 2003, NiSource announced that it reached an agreement to sell the steel-industry-related, inside-the-fence project entities of its Primary Energy, subsidiary. The agreement involves the sale of six Primary Energy operating subsidiaries and the Primary Energy name to Private Power, LLC (Private Power), a privately held power development firm backed by American Securities Capital Partners. According to the terms of the agreement, Private Power agreed to purchase the subsidiaries for approximately $335.0 million, comprised of $118.0 million in cash and the assumption of $217.0 million of liabilities and other obligations. NiSource has accounted for the Primary Energy subsidiaries as discontinued operations as of June 30, 2003 and has adjusted all periods presented accordingly.

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

Primary Energy

WHITING CLEAN ENERGY. Primary Energy's Whiting Clean Energy project at BP's Whiting, Indiana refinery was placed in service in 2002. The facility is not able at this time to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy is seeking recovery of damages from the engineering, procurement and construction contractor and the insurance provider for construction delays and necessary plant modifications. The contractor has asserted that it fully performed under its contract and is demanding payment of the full contract price plus additional amounts for remediation. On December 31, 2002 the contractor filed a complaint with the court to have the claim adjudicated in that court rather than the arbitration process prescribed by contract. Primary Energy subsequently filed a motion to compel the arbitration specified in the contract and stay the litigation filed by the contractor. On July 28, 2003 the Court granted the motion.

Primary Energy estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2003, the after-tax loss is projected to be approximately $28.0 million. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Because of the expected losses from this facility and decreases in estimated forward pricing for electricity versus changes in gas prices, an impairment study was performed in the first quarter of 2003 on this facility in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

During the second quarter of 2003, Primary Energy purchased the Whiting Clean Energy plant from the special purpose lessor entity and the facility continues to be an owned asset.

LAKESIDE. Primary Energy's Lakeside project currently falls within the scope of Interpretation No. 46, "Consolidation of Variable Interest Entities." However, Lakeside is part of the assets that are to be sold in the third quarter of 2003. Although, if the project ownership and financing structure remains in its present form, the variable interest entity, including the unamortized debt of $39.1 million and related assets associated with the Lakeside project, would be consolidated by NiSource beginning in the third quarter 2003.

Net Revenues
Net revenues of $5.9 million for the second quarter 2003 increased by $12.9 million from the second quarter of 2002, due to losses recorded in 2002 associated with the gas trading business.

For the first six months of 2003, net revenues were $12.4 million, an increase of $6.9 million due to losses recorded in 2002 associated with the gas trading business. The 2003 results reflect trading activities on a net revenue basis. The 2002 results have been adjusted to conform to the 2003 presentation.

Operating Income
The Other segment reported an operating loss of $10.4 million in the second quarter 2003, versus operating loss of $38.3 million in the same period in 2002. The 2003 period was affected by increased revenues as discussed above, a reduction in operation and maintenance expenses of $7.2 million as a result of the decision to exit the gas trading business and lower lease expense of $7.5 million as a result of the recharacterization of the Whiting Clean Energy plant from an operating lease to an owned asset.

For the first six months of 2003, operating loss was $24.3, versus an operating loss of $29.4 million in the 2002 period, due to increased revenues as discussed above and a decrease in operation and maintenance expenses of $7.2 million as a result of the decision to exit the gas trading business. The 2002 period was favorably impacted by $12.6 million as a result of a gain on the sale of gas marketing contracts not associated with TPC and the reversal of reserves.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk see Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

ITEM 4.  CONTROLS AND PROCEDURES

NISOURCE INC.

Evaluation of Disclosure Controls and Procedures
NiSource's chief executive officer and its chief financial officer, after evaluating the effectiveness of NiSource's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, NiSource's disclosure controls and procedures were adequate and effective to ensure that material information relating to NiSource and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls
There were no significant changes in NiSource's internal controls or in other factors that could significantly affect NiSource's internal controls subsequent to the date of the most recent evaluation, nor were there any significant deficiencies or material weaknesses in NiSource's internal controls. As a result, no corrective actions were required or undertaken.

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

2.       PRICE ET AL V. GAS PIPELINES, ET AL.
         Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and thirteen affiliated entities. The allegations in Price (formerly known as Quinque) are similar to those made in Grynberg; however, Price broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Price asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Price purports to be a nationwide class action filed on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. In June 2001, the plaintiff voluntarily dismissed ten of the fourteen Columbia entities. Discovery relating to personal jurisdiction has begun. On September 12, 2001, the four remaining Columbia defendants along with other defendants filed a joint motion to dismiss the amended complaint. That motion is currently pending before the court. On April 10, 2003, the judge denied Plaintiffs motion for class certification. On July 28, 2003, the court granted plaintiffs' Motion for Leave to File a Fourth Amended Complaint. This complaint only names one Columbia entity, Columbia Energy Services Corporation, as a defendant.

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

5. ATLANTIGAS CORPORATION V. NISOURCE, INC., ET AL, U.S. DISTRICT COURT, DISTRICT OF COLUMBIA AND TRIAD ENERGY RESOURCES, ET AL. V. NISOURCE INC., ET AL. U.S. DISTRICT COURT, DISTRICT OF COLUMBIA
         In June 2002, Atlantigas Corporation filed a complaint alleging that NiSource, certain of its subsidiaries and other defendants illegally discounted services to select shippers and sought damages under anti-trust, RICO, and state law totaling $18 million ($54 million if trebled). The activities about which the plaintiff is complaining were the subject of a FERC enforcement staff investigation and subsequent settlement approved in October 2000. NiSource and its affiliates filed a motion to dismiss the complaint for lack of personal jurisdiction and oral argument on that motion was held on April 8. At the hearing, plaintiff's counsel raised some new issues on personal jurisdiction. Supplemental briefing was completed on these issues and we are awaiting the court's ruling.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003, NiSource held its Annual Meeting of Stockholders. On the April 1, 2003 record date, NiSource had 262,172,902 shares of common stock outstanding, each of which was entitled to one vote at the meeting. Voted upon and approved by the requisite number of shares present in person or by proxy at the meeting was: an amendment to the Nonemployee Director Stock Incentive Plan and the election of three directors each to serve a term of three years.

                                                             Votes For         Votes Against           Abstentions
-------------------------------------------------------------------------------------------------------------------
Nonemployee Director Stock Incentive Plan                  191,012,344            31,753,333             3,912,459

Director:                                                    Votes For        Votes Withheld
                                                  --------------------- ---------------------
Arthur J. Decio                                            223,121,962             3,556,174
Gary L. Neale                                              223,391,942             3,286,194
Robert J. Welsh                                            223,365,721             3,312,415
-------------------------------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

NISOURCE INC.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (4.1) Third Supplemental Indenture dated August 1, 1943 (incorporated by reference to Exhibit 7-C to the Northern Indiana Registration Statement (Registration No. 2-5178)).

     (4.2) Thirty-third Supplemental Indenture dated June 1, 1980 (incorporated by reference to Exhibit 1 to the Northern Indiana Quarterly Report on Form 10-Q for the quarter ended June 30,
                1980).

     (31.1) Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (31.2) Certification of Michael W. O'Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (32.1) Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

     (32.2) Certification of Michael W. O'Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the second quarter
2003:


                          Financial
  Item Reported      Statements Included        Date of Event            Date Filed
-----------------------------------------------------------------------------------------
       7,9                    Y                         4/29/2003              4/29/2003
        5                     N                         5/13/2003              5/13/2003
        9                     N                         5/27/2003              5/27/2003
       5,7                    Y                         7/15/2003              7/15/2003
-----------------------------------------------------------------------------------------

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



                                                       NiSource Inc.
                                        -------------------------------------
                                                       (Registrant)















Date:  August 8, 2003            By:            /s/ Jeffrey W. Grossman
                                        -------------------------------------
                                                   Jeffrey W. Grossman
                                               Vice President and Controller
                                               (Principal Accounting Officer
                                               and Duly Authorized Officer)