Form 10-Q
period 2003-09-30
NISOURCE INC/DE
filed 2003-11-10
CIK 1111711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended SEPTEMBER 30, 2003

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______


                        Commission file number 001-16189

                                  NISOURCE INC.

             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                               35-2108964
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

              801 East 86th Avenue
             Merrillville, Indiana                         46410
       -------------------------------              -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value:
262,464,847 shares outstanding at October 31, 2003.

                                  NISOURCE INC.
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Consolidated Income (Loss) ..............     3

                  Consolidated Balance Sheets ...........................     4

                  Statements of Consolidated Cash Flows .................     5

                  Statements of Consolidated Comprehensive Income .......     7

                  Notes to Consolidated Financial Statements ............     8


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................    22

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ...........................................    40

         Item 4.  Controls and Procedures ...............................    41

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings .....................................    42

         Item 2.  Changes in Securities and Use of Proceeds .............    43

         Item 3.  Defaults Upon Senior Securities .......................    43

         Item 4.  Submission of Matters to a Vote of Security Holders ...    43

         Item 5.  Other Information .....................................    43

         Item 6.  Exhibits and Reports on Form 8-K ......................    43

         Signature ......................................................    45

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (unaudited)

                                                                                Three Months                  Nine Months
                                                                             Ended September 30,           Ended September 30,
                                                                          -------------------------    -------------------------
(in millions, except per share amounts)                                      2003          2002             2003           2002
--------------------------------------------------------------------------------------------------------------------------------
NET REVENUES
    Gas Distribution                                                      $ 286.6       $ 298.2         $2,606.6       $1,836.1
    Gas Transmission and Storage                                            189.0         186.1            752.2          728.0
    Electric                                                                328.2         317.9            854.6          855.2
    Other                                                                    94.5         106.2            350.6          164.1
--------------------------------------------------------------------------------------------------------------------------------
    Gross Revenues                                                          898.3         908.4          4,564.0        3,583.4
    Cost of Sales                                                           321.0         303.0          2,315.3        1,380.1
--------------------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                          577.3         605.4          2,248.7        2,203.3
--------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                                               273.0         257.3            874.9          852.2
    Depreciation and amortization                                           123.1         124.6            372.6          365.8
    Gain on sale of assets                                                  (16.2)         (4.2)           (14.9)         (27.7)
    Other taxes                                                              48.5          49.6            219.1          194.8
--------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                    428.4         427.3          1,451.7        1,385.1
--------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            148.9         178.1            797.0          818.2
--------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
    Interest expense, net                                                  (113.6)       (137.1)          (351.5)        (386.4)
    Minority interests                                                          -          (5.1)            (2.5)         (15.3)
    Dividend requirements on preferred stock of subsidiaries                 (1.1)         (1.8)            (3.4)          (5.5)
    Other, net                                                                2.4           3.4             12.4            6.6
--------------------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                            (112.3)       (140.6)          (345.0)        (400.6)
--------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                        36.6          37.5            452.0          417.6
INCOME TAXES                                                                 13.1          14.3            166.9          154.0
--------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                            23.5          23.2            285.1          263.6
--------------------------------------------------------------------------------------------------------------------------------
Income from Discontinued Operations - net of taxes                            6.1            --              1.3           19.3
Gain (Loss) on Disposition of Discontinued Operations - net of taxes        (14.2)           --           (332.2)           7.5
Change in Accounting - net of taxes                                            --            --             (8.8)            --
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                          $ 15.4        $ 23.2          $ (54.6)       $ 290.4
================================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE ($)
    Continuing operations                                                    0.09          0.11             1.10           1.28
    Discontinued operations                                                 (0.03)           --            (1.28)          0.13
    Change in accounting                                                       --            --            (0.03)            --
--------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                              0.06          0.11            (0.21)          1.41
--------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE ($)
    Continuing operations                                                    0.09          0.11             1.09           1.26
    Discontinued operations                                                 (0.03)           --            (1.27)          0.13
    Change in accounting                                                       --            --            (0.03)            --
--------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE                                            0.06          0.11            (0.21)          1.39
--------------------------------------------------------------------------------------------------------------------------------

BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                          261.4         205.7            258.9          205.6
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                    263.4         208.1            260.9          208.7
--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 30,          December 31,
(in millions)                                                                                     2003                  2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
    Utility Plant                                                                           $ 16,445.1            $ 16,165.5
    Accumulated depreciation and amortization                                                 (8,121.4)             (7,860.4)
-----------------------------------------------------------------------------------------------------------------------------
    Net utility plant                                                                          8,323.7               8,305.1
-----------------------------------------------------------------------------------------------------------------------------
    Other property, at cost, less accumulated depreciation                                       408.0                 415.3
-----------------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                              8,731.7               8,720.4
-----------------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Assets of discontinued operations and assets held for sale                                   338.1               1,571.0
    Unconsolidated affiliates                                                                    118.9                 125.1
    Other investments                                                                             70.7                  51.6
-----------------------------------------------------------------------------------------------------------------------------
Total Investments                                                                                527.7               1,747.7
-----------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
    Cash and cash equivalents                                                                     29.8                  31.1
    Restricted cash                                                                               41.2                  24.2
    Accounts receivable (less reserve of $51.5 and $48.8, respectively)                          370.7                 545.5
    Unbilled revenue (less reserve of $1.7 and $3.5, respectively)                               126.5                 305.2
    Gas inventory                                                                                560.4                 255.3
    Underrecovered gas and fuel costs                                                            154.7                 206.1
    Materials and supplies, at average cost                                                       68.9                  65.5
    Electric production fuel, at average cost                                                     32.4                  39.0
    Price risk management assets                                                                  60.2                  66.4
    Exchange gas receivable                                                                      210.4                 120.1
    Regulatory assets                                                                             98.3                  99.6
    Prepayments and other                                                                        122.6                 111.8
-----------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                           1,876.1               1,869.8
-----------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
    Price risk management assets                                                                 135.2                 115.1
    Regulatory assets                                                                            574.5                 608.8
    Goodwill                                                                                   3,692.2               3,692.2
    Intangible assets                                                                             35.7                  59.4
    Deferred charges and other                                                                   131.0                 139.2
-----------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                             4,568.6               4,614.7
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $ 15,704.1            $ 16,952.6
=============================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                                          SEPTEMBER 30,          December 31,
(in millions)                                                                                      2003                  2002
------------------------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                                           $ 4,253.7             $ 4,174.9
Preferred Stocks--
      Series without mandatory redemption provisions                                               81.1                  81.1
      Series with mandatory redemption provisions                                                    --                   3.8
Company-obligated mandatorily redeemable preferred securities
       of subsidiary trust holding solely Company debentures                                         --                 345.0
Long-term debt, excluding amounts due within one year                                           5,513.3               4,849.5
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                            9,848.1               9,454.3
------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
    Current portion of long-term debt                                                             874.4               1,224.9
    Short-term borrowings                                                                         442.9                 913.1
    Accounts payable                                                                              397.5                 513.1
    Dividends declared on common and preferred stocks                                              62.0                   1.1
    Customer deposits                                                                              73.3                  65.2
    Taxes accrued                                                                                 295.5                 222.8
    Interest accrued                                                                              183.4                  76.5
    Overrecovered gas and fuel costs                                                                6.4                  13.1
    Price risk management liabilities                                                              58.5                  39.7
    Exchange gas payable                                                                          279.3                 411.9
    Current deferred revenue                                                                       18.9                  17.5
    Regulatory liabilities                                                                         18.0                  13.5
    Accrued liability for postretirement and postemployment benefits                               57.8                  47.1
    Other accruals                                                                                336.9                 415.5
------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                       3,104.8               3,975.0
------------------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
    Price risk management liabilities                                                               0.6                   3.2
    Deferred income taxes                                                                       1,596.7               1,511.3
    Deferred investment tax credits                                                                89.6                  96.3
    Deferred credits                                                                               70.3                 100.9
    Noncurrent deferred revenue                                                                   121.3                 130.1
    Accrued liability for postretirement and postemployment benefits                              351.1                 421.0
    Preferred stock liabilities with mandatory redemption provisions                                3.0                    --
    Liabilities of discontinued operations and liabilities held for sale                          219.6                 959.9
    Regulatory liabilities                                                                         92.4                  89.6
    Other noncurrent liabilities                                                                  206.6                 211.0
------------------------------------------------------------------------------------------------------------------------------
Total Other                                                                                     2,751.2               3,523.3
------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                                        --                    --
------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                         $ 15,704.1            $ 16,952.6
==============================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

Nine Months Ended September 30, (in millions)                                                     2003                   2002
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                                                          $ (54.6)               $ 290.4
    Adjustments to reconcile net income to net cash from
    continuing operations:
      Depreciation and amortization                                                              372.6                  365.8
      Net changes in price risk management activities                                             14.7                  (39.6)
      Deferred income taxes and investment tax credits                                            (4.8)                  79.8
      Deferred revenue                                                                            (7.3)                 (11.5)
      Amortization of unearned compensation                                                        7.4                   12.3
      Gain on sale of assets                                                                     (14.9)                 (27.7)
      Change in accounting                                                                         8.8                      -
      Loss (Gain) on sale of discontinued operations                                             332.2                   (7.5)
      Loss (Income) from discontinued operations                                                  (1.3)                 (19.3)
      Other, asset items                                                                          44.9                   53.9
      Other, liability items                                                                      10.1                    4.3
    Changes in assets and liabilities, net of effect from acquisitions of businesses:
      Accounts receivable, net                                                                   368.0                  504.6
      Inventories                                                                               (301.9)                 (92.9)
      Accounts payable                                                                          (100.4)                (318.3)
      Taxes accrued                                                                              (12.6)                (102.7)
      (Under) Overrecovered gas and fuel costs                                                    44.7                  (70.2)
      Exchange gas receivable/payable                                                           (222.9)                 165.7
      Other accruals                                                                            (128.2)                (108.7)
      Other assets                                                                                (6.3)                  52.0
      Other liabilities                                                                          115.0                  146.3
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Continuing Operations                                                        463.2                  876.7
Net Cash Flows from Discontinued Operations                                                     (139.1)                 (32.9)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                                                         324.1                  843.8
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
      Capital expenditures                                                                      (365.9)                (284.9)
      Proceeds from disposition of assets                                                        437.7                  432.8
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Investing Activities                                                          71.8                  147.9
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
      Issuance of long-term debt                                                                 845.6                     --
      Retirement of long-term debt                                                              (552.7)                (248.2)
      Change in short-term debt                                                                 (470.2)                (595.4)
      Retirement of preferred shares                                                            (345.0)                  (2.5)
      Issuance of common stock                                                                   350.8                    4.1
      Acquisition of treasury stock                                                               (1.8)                    --
      Dividends paid                                                                            (223.9)                (180.6)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                                                        (397.2)              (1,022.6)
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                  (1.3)                 (30.9)
Cash and cash equivalents at beginning of year                                                    31.1                   72.4
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 29.8                 $ 41.5
==============================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for interest                                                                     233.2                  260.7
      Interest capitalized                                                                         2.8                    2.4
      Cash paid for income taxes                                                                 136.6                   77.2
------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (unaudited)


                                                                             Three Months                       Nine Months
                                                                           Ended September 30,               Ended September 30,
                                                                      ---------------------------       --------------------------
(in millions)                                                            2003             2002              2003             2002
----------------------------------------------------------------------------------------------------------------------------------
Net Income  (Loss)                                                     $ 15.4           $ 23.2           $ (54.6)         $ 290.4
    Other comprehensive income, net of tax
      Foreign currency translation adjustment                            (0.6)            (0.6)              0.9               --
      Net unrealized (losses) gains on cash flow hedges                 (17.8)            (7.6)              7.6              6.7
      Net loss on available for sale securities                          (0.5)            (0.1)             (0.5)            (2.6)
      Minimum pension liability adjustment                               55.3           (196.5)             55.3           (196.5)
----------------------------------------------------------------------------------------------------------------------------------
    Total other comprehensive income (Loss)                              36.4           (204.8)             63.3           (192.4)
----------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)                                      $ 51.8         $ (181.6)            $ 8.7           $ 98.0
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    BASIS OF ACCOUNTING PRESENTATION

The accompanying unaudited consolidated financial statements for NiSource Inc. (NiSource) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the current report on Form 8-K filed October 6, 2003 with respect to the financial statements for the year ended December 31, 2002. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.    DILUTED AVERAGE COMMON SHARES COMPUTATION

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS are impacted by the incremental effect of the various long-term incentive compensation plans, the forward equity contracts associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)), and through February 18, 2003, the Corporate Premium Income Equity Securities (Corporate PIES). Currently, the shares associated with the SAILS(SM) are anti-dilutive in 2003 and, therefore not included in the calculation. Effective February 19, 2003, the forward equity contracts related to the Corporate PIES were settled as prescribed in the agreements. As a result of the settlement, 13.1 million common shares were issued and are reflected in basic average common shares.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

                                                                                  Three Months                    Nine Months
                                                                               Ended September 30,             Ended September 30,
                                                                            -------------------------       -----------------------
(in thousands)                                                                 2003           2002             2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
Denominator
    Basic average common shares outstanding                                 261,440        205,712          258,876        205,607
    Dilutive potential common shares
      Nonqualified stock options                                                 61            119               62            235
      Shares contingently issuable under employee stock plans                 1,103          1,160            1,103          1,160
      SAILS(SM)                                                                  --             91               --            817
      Shares restricted under employee stock plans                              790          1,030              906            927
-----------------------------------------------------------------------------------------------------------------------------------
Diluted Average Common Shares                                               263,394        208,112          260,947        208,746
-----------------------------------------------------------------------------------------------------------------------------------

3.    STOCK OPTIONS AND AWARDS

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for awards granted under its stock-based compensation plans. NiSource recognized stock-based employee compensation cost, net of taxes, of $4.6 million and $7.4 million for the three and nine months ended September 30, 2003, respectively, and $2.6 million and $12.1 million for the three and nine months ended September 30, 2002, respectively. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

                                                                              Three Months                        Nine Months
                                                                           Ended September 30,                Ended September 30,
                                                                        ------------------------          -------------------------
(in millions, except per share data)                                      2003             2002              2003             2002
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)
    As reported                                                         $ 15.4           $ 23.2           $ (54.6)         $ 290.4
    Add:      Stock-based employee compensation                            4.6              2.6               7.4             12.1
              expense included in reported net income
              (loss), net of related tax effects
    Less:     Total stock-based employee compensation
              expense determined under the fair
              value method for all awards, net of tax                     (6.0)            (4.6)            (12.7)           (16.7)
-----------------------------------------------------------------------------------------------------------------------------------
    Pro forma                                                           $ 14.0           $ 21.2           $ (59.9)         $ 285.8
-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE ($)
    Basic     - as reported                                               0.06             0.11             (0.21)            1.41
              - pro forma                                                 0.05             0.10             (0.23)            1.39
    Diluted   - as reported                                               0.06             0.11             (0.21)            1.39
              - pro forma                                                 0.05             0.10             (0.23)            1.37
-----------------------------------------------------------------------------------------------------------------------------------

4.    REGULATORY MATTERS

During 2002, Northern Indiana Public Service Company (Northern Indiana) settled matters related to an electric rate review. On September 23, 2002, the Indiana Utility Regulatory Commission (IURC) issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $39.8 million were recognized for electric customers for the first nine months of 2003. The order adopting the settlement was appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. On October 14, 2003, the Appeals Court upheld the IURC's approval of the settlement.

Northern Indiana submitted its quarterly fuel adjustment clause (FAC) filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request and the appropriate amount has been refunded to customers.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded an additional refund liability in the third quarter. It is expected that as a result of the settlement the industrial customers challenge will be withdrawn or dismissed. In January 2002, Northern Indiana filed a proceeding with the IURC for approval to implement a purchase power tracker. On March 21, 2003, Northern Indiana amended the January 2002 filing by withdrawing its request to implement a purchased power tracker and to instead allow recovery, via the FAC, of transmission costs paid to third parties, and the costs associated with electric physical derivative transactions, including option premiums to purchase power, and brokerage commissions. In October 2003, Northern Indiana voluntarily withdrew its amended request and the entire proceeding was dismissed.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

On December 30, 2002, the Federal Energy Regulatory Commission (FERC) issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. An August 26, 2003 order accepted Northern Indiana's March 17, 2003 compliance filing. Northern Indiana made refunds on September 24 and filed a refund report at FERC on September 26.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Northern Indiana will submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, which allows for collection of allowance for funds used during construction and a return on the capital investment beginning with the May 2003 customer bills. Through September 30, 2003 the ECRM revenues amounted to $2.5 million. On August 1, Northern Indiana filed the ECRM on capital investments of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM is anticipated with the next semi-annual filing of the ECT. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. The IURC order is currently being appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC, which includes Northern Indiana, signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to the ITC and issued an order addressing the pricing of electric transmission. An IURC order approving the transfer of functional control of the transmission system to the ITC was issued on September 24, 2003. An uncontested settlement that authorizes reimbursement of $7.4 million to Northern Indiana for incurred costs was approved by the FERC on July 31, 2003. This reimbursement was received on September 30, 2003. Functional control was transferred to the ITC and MISO on October 1, 2003.

5.    RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group (Columbia).

For all of the plans, a total of approximately 1,620 management, professional, administrative and technical positions have been identified for elimination. As of September 30, 2003, approximately 1,535 employees have been terminated, of whom approximately 65 employees and 226 employees were terminated during the quarter and nine months ended September 30, 2003, respectively. At September 30, 2003 and December 31, 2002, the consolidated balance sheets reflected liabilities of $22.3 million and $49.6 million related to the restructuring plans, respectively. During the quarter and nine months ended September 30, 2003, $3.4 million and $20.1 million of benefits were paid, respectively, as a result of the restructuring plans. Additionally during the quarter and nine months ended September 30, 2003, the restructuring plan liability was decreased by $7.7 million and $7.2 million, respectively, due to adjustments in estimated costs related to the reorganization initiatives.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

6.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On October 20, 2003, NiSource closed the previously announced sale of all of the steel-related, inside-the-fence assets of its subsidiary Primary Energy, Inc. (Primary Energy), to Private Power, LLC (Private Power), a privately held power development firm backed by American Securities Capital Partners, LLC, a New York private equity investment firm. NiSource sold six Primary Energy operating subsidiaries and the Primary Energy name to Private Power. Private Power purchased the subsidiaries for approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after tax cash proceeds from the sale, reduced NiSource's debt by $273.6 million, of which $67.3 million was off balance sheet. NiSource has accounted for Primary Energy since June 30, 2003, excluding Whiting Clean Energy, as discontinued operations and has adjusted all periods presented accordingly. During 2003, NiSource recognized an after-tax loss of $27.3 million related to the sale. As a result of the sale, Primary Energy was renamed PEI Holdings, Inc.

On August 29, 2003, NiSource closed the previously announced sale of its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER). Under the CER sales agreement, Triana Energy Holdings (Triana), an exploration and production company based in Charleston, W.V. and an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), purchased all of the stock of CER for $330.0 million, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. The $220.0 million after-tax cash proceeds from the sale were used to reduce NiSource's debt. In addition, a $213.0 million liability related to the forward sales contracts was removed from the balance sheet. On January 28, 2003, NiSource's former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York State representing 39.3 Bcf in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. NiSource has accounted for CER as discontinued operations and has adjusted all periods presented accordingly. During 2003, NiSource recognized an after-tax loss of $302.5 million related to the sales.

During 2002, NiSource decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations on NiSource's consolidated income statement and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the consolidated balance sheets for all periods presented. On July 3, 2003, NiSource's subsidiary Columbia executed an agreement for the sale of 100% of its shares in Transcom. The transaction was completed September 15, 2003. During 2003, NiSource recognized an additional after-tax loss of $2.5 million related to the sale.

On September 30, 2003, NiSource sold Columbia Service Partners, Inc. (Columbia Service Partners), a subsidiary of Columbia for approximately $22.5 million. In the third quarter of 2003, NiSource recognized a pre-tax gain of $16.2 million and an after-tax gain of $10.6 million related to the sale. Columbia Service Partners was reported as assets held for sale.

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

On January 28, 2002, NiSource sold all of the issued and outstanding capital stock of SM&P Utility Resources, Inc. (SM&P), a wholly-owned subsidiary of NiSource, to The Laclede Group, Inc. for $37.9 million. SM&P operated an underground line locating and marking service in ten midwestern states. In the first quarter 2002, NiSource recognized an after-tax gain of $12.5 million related to the sale. SM&P was reported as assets held for sale.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

Results from discontinued operations of CER (including the New York State properties), the six Primary Energy subsidiaries, Transcom and the water utilities are provided in the following table:

                                                                           Three Months                        Nine Months
                                                                        Ended September 30,                Ended September 30,
                                                                    -------------------------           -------------------------
(in millions)                                                         2003             2002                2003             2002
---------------------------------------------------------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS                               $ 42.5           $ 58.7             $ 154.6          $ 244.9
---------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from discontinued operations                            10.5             (0.1)                4.5             32.3
Income taxes                                                           4.4             (0.1)                3.2             13.0
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME FROM DISCONTINUED OPERATIONS                             $  6.1           $   --             $   1.3          $  19.3
---------------------------------------------------------------------------------------------------------------------------------

The assets and liabilities of discontinued operations and the assets and liabilities held for sale were as follows:

                                                            SEPTEMBER 30,             December 31,
(in millions)                                                        2003                     2002
---------------------------------------------------------------------------------------------------
ASSETS OF DISCONTINUED OPERATIONS AND ASSETS
  HELD FOR SALE
    Accounts receivable, net                                     $   11.0                 $   67.5
    Property, plant and equipment, net                              288.2                  1,375.6
    Other assets                                                     38.9                    166.7
    Current liabilities                                                --                    (18.1)
    Debt                                                               --                     (4.8)
    Other liabilities                                                  --                    (15.9)
---------------------------------------------------------------------------------------------------
ASSETS OF DISCONTINUED OPERATIONS AND ASSETS
    HELD FOR SALE                                                $  338.1                 $1,571.0
---------------------------------------------------------------------------------------------------
LIABILITIES OF DISCONTINUED OPERATIONS AND
  LIABILITIES HELD FOR SALE
    Debt                                                         $ (114.9)                $ (176.3)
    Current liabilities                                             (69.9)                  (250.9)
    Other liabilities                                               (34.8)                  (532.7)
---------------------------------------------------------------------------------------------------
LIABILITIES OF DISCONTINUED OPERATIONS AND
  LIABILITIES HELD FOR SALE                                      $ (219.6)                $ (959.9)
---------------------------------------------------------------------------------------------------

7.    RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS No. 133) as subsequently amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, and through 2002, accounted for any energy trading contracts that did not qualify as derivatives accounted for under SFAS No. 133 pursuant to Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF No. 98-10).

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

HEDGING ACTIVITIES. The activity for the quarter and nine months ended September 30, 2003 and September 30, 2002 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                                                                                  Three Months                  Nine Months
                                                                               Ended September 30,          Ended September 30,
                                                                              ---------------------        --------------------
(in millions, net of tax)                                                        2003         2002           2003         2002
-------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow
    hedges at the beginning of the period                                      $ 93.1       $ 64.4         $ 67.8       $ 50.1

Unrealized hedging gains (losses) arising during the period on
     derivatives qualifying as cash flow hedges                                 (19.5)        (7.9)          11.9         27.4

Reclassification adjustment for net gain (loss) included
    in net income (loss)                                                          1.7          0.3           (4.3)       (20.7)
-------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow
    hedges at the end of the period                                            $ 75.3       $ 56.8         $ 75.4       $ 56.8
-------------------------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on NiSource's hedges were recorded as price risk management assets and liabilities along with unrealized gains on NiSource's marketing and trading portfolios. The accompanying consolidated balance sheets reflected price risk management assets related to unrealized gains on hedges of $164.0 million and $140.6 million at September 30, 2003 and December 31, 2002, respectively, of which $29.9 million and $29.1 million were included in "Current Assets," $134.0 million and $111.2 million were included in "Other Assets." Price risk management liabilities related to unrealized losses on hedges (and net option premiums) were $6.9 million and $4.1 million at September 30, 2003 and December 31, 2002, respectively, of which $6.9 million and $4.1 million were included in "Current Liabilities."

During the third quarter 2003, no amounts were recognized in earnings due to ineffectiveness and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the third quarter, NiSource did not reclassify any amount from other comprehensive income to earnings, due to the probability that certain originally forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $14.9 million, net of tax.

MARKETING AND TRADING ACTIVITIES. Effective July 1, 2002, EnergyUSA-TPC (TPC) sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Since the sale, the remaining operations of TPC have primarily involved commercial and industrial gas sales and power trading.

The fair market values of NiSource's power trading assets and liabilities were $23.9 million and $30.3 million, respectively, at September 30, 2003 and $16.4 million and $16.4 million, respectively, at December 31, 2002. The fair market values of NiSource's gas marketing assets and liabilities were $7.5 million and $21.9 million, respectively, at September 30, 2003. The fair market values of NiSource's gas marketing assets and liabilities were $24.8 million and $22.4 million, respectively, at December 31, 2002.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

Significant liabilities were calculated for the pipeline operations related to the disposal of offshore platforms, cutting, capping and filling offshore pipelines and certain storage facilities planned for abandonment. Liabilities for the removal of buildings and equipment were calculated at the Primary Energy facilities, which are currently classified as discontinued operations. The electric operations calculated liabilities for the removal of certain hydro towers and obligations associated with leased railcars. Other asset retirement obligations related to the major gas and electric distribution facilities and gas pipeline networks were identified, however the associated liabilities were not quantifiable due to the indeterminate lives of the associated assets.

NiSource adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result an asset retirement obligations liability of $54.3 million was recognized. In addition, NiSource capitalized $41.3 million in additions to plant assets, net of accumulated amortization, and recognized regulatory assets and liabilities of $1.2 million and $4.6 million, respectively. NiSource believes that the amounts recognized as regulatory assets will be recoverable in future rates. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $8.8 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of NiSource's accumulated depreciation and amortization was approximately $1.0 billion at September 30, 2003 based on rates for estimated removal costs embedded in composite depreciation rates.

For the quarter and nine months ended September 30, 2003, NiSource recognized accretion expense of $0.2 million and $0.6 million, respectively. The asset retirement obligations liability totaled $13.1 million at September 30, 2003, of which $2.6 million was reported in discontinued operations. Had NiSource adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $49.4 million and $45.0 million at December 31, 2001 and 2000, respectively, of which $38.3 million and $34.6 million would have been reported in discontinued operations.

EITF ISSUE NO. 02-03 - ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES AND EITF ISSUE NO. 98-10 - ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES. On October 25, 2002, the EITF reached a final consensus in EITF No. 02-03 that gains and losses (realized or unrealized) on all derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. For purposes of the consensus, energy trading activities encompass contracts entered into with the objective of generating profits on, or exposure to, shifts in market prices. This consensus became effective for financial statements issued for periods beginning after December 15, 2002. NiSource reevaluated its portfolio of contracts in order to determine which contracts were required to be reported net in accordance with the provisions of the consensus and, as a result recognized equal and offsetting reductions to revenues and cost of sales of $105.4 million and $866.9 million for the three and nine months ended September 30, 2002. NiSource's operating income remained unchanged for all periods presented.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

FASB INTERPRETATION NO. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). On October 8, 2003, the FASB deferred the implementation of FIN 46 to the fourth quarter of 2003. NiSource is currently evaluating certain real estate investments in order to determine if FIN 46 will impact the classification of the investments.

SFAS NO. 149 - AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective July 1, 2003, NiSource adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 did not have a material impact on NiSource's results of operations during the third quarter of 2003. However, the statement could have a significant impact on the number of contracts that will be marked to market through earnings.

SFAS NO. 150 - ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. In the second quarter 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 requires classification of a financial instrument within its scope as a liability because it embodies an obligation of the issuer. As defined in SFAS No. 150, an obligation is a conditional or unconditional duty or responsibility to transfer assets or to issue equity shares. Instruments that fall within the scope of SFAS No. 150 include mandatorily redeemable financial instruments, obligations to repurchase an issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is generally effective for interim periods beginning after June 15, 2003 for financial instruments created prior to June 1, 2003. For any instruments entered into or modified after May 31, 2003, the Statement is effective for those instruments upon consummation or modification. As a result of SFAS No. 150, NiSource reclassified its mandatory redeemable preferred stock to a non-current liability in the third quarter of 2003.

EITF ISSUE NO. 03-11 - REPORTING REALIZED GAINS AND LOSSES ON DERIVATIVE INSTRUMENTS THAT ARE SUBJECT TO FASB STATEMENT NO. 133 AND NOT "HELD FOR TRADING PURPOSES" AS DEFINED IN EITF ISSUE NO. 02-03. In August 2003, the EITF released Issue No. 03-11, which provides guidance on whether to report realized gains or losses on derivative contracts that settle on a net basis. Currently, NiSource generally reports contracts requiring physical delivery of a commodity on a gross basis, even when the contract is ultimately net settled. EITF No. 03-11 will be applied to financial statement periods after September 30, 2003. NiSource is currently evaluating the effect that EITF 03-11 will have on the financial statements.

9.    CORPORATE PIES REMARKETING

In February 2003, NiSource issued approximately 13.1 million shares of common stock associated with the settlement of forward equity agreements comprising a component of the Corporate PIES. Concurrently, with the settlement of the forward agreements, NiSource remarketed the underlying debentures, due February 19, 2005, and reset the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders' obligation under the forward equity agreements. As a result of the transaction, the underlying subsidiary trust was dissolved.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

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

                                                           SEPTEMBER 30,         December 31,
(in millions)                                                       2003                 2002
---------------------------------------------------------------------------------------------
Foreign currency translation adjustment                          $  (0.6)           $   (1.5)
(Loss) on available for sale securities                             (3.3)               (3.1)
Net unrealized gains on cash flow hedges                            75.3                67.8
Minimum pension liability adjustment                              (148.7)             (203.7)
---------------------------------------------------------------------------------------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS), NET                $ (77.3)           $ (140.5)
---------------------------------------------------------------------------------------------

12.   GUARANTEES AND INDEMNITIES

As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at September 30, 2003 and the years in which they expire were:

(in millions)                                      2003          2004           2005           2006          2007          After
---------------------------------------------------------------------------------------------------------------------------------
Guarantees of subsidaries debt                 $  750.0        $ 82.5       $  933.1        $  43.0        $ 32.2       $2,438.7
Guarantees supporting commodity
    transactions of subsidiaries                  389.0          25.0           50.0          858.4          41.7          161.0
Other guarantees                                   75.0            --           50.7             --            --          234.1
Lines of credit                                      --         442.9             --             --            --             --
Letters of credit                                  30.7          19.8            1.5             --           1.1          106.8
---------------------------------------------------------------------------------------------------------------------------------
Total commercial commitments                   $1,244.7        $570.2       $1,035.3        $ 901.4        $ 75.0       $2,940.6
---------------------------------------------------------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

NiSource has guaranteed the payment of $4.3 billion of debt for various wholly-owned subsidiaries including NiSource Finance Corp. (NFC), the former Primary Energy subsidiaries that were sold in the fourth quarter and through a support agreement, NiSource Capital Markets, Inc. The debt is reflected on NiSource's consolidated balance sheet. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default NiSource would be obligated to pay the debt's principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. NFC also maintains lines of credit with financial institutions. At September 30, 2003, the amount outstanding under the lines of credit and guaranteed by NiSource amounted to $442.9 million. Additionally, NiSource has issued guarantees, which support up to approximately $1.5 billion of commodity-related payments for its subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

NiSource has issued standby letters of credit of approximately $159.8 million through financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under covered contracts, the beneficiary may present its claim for payment to the financial institution, which will in turn request payment from NiSource.

NiSource has purchase and sales agreement guarantees totaling $140.0 million, which guarantee performance of the seller's covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the consolidated balance sheet.

Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

After the sale of six subsidiaries, Primary Energy continues to own Whiting Clean Energy. The total of the guarantee outstanding for Whiting Clean Energy at September 30, 2003 was $328.2 million. As of September 30, 2003, approximately $305.4 million of debt related to Whiting Clean Energy was included in NiSource's consolidated balance sheet.

NiSource retains certain operational and financial guarantees with respect to the former Primary Energy subsidiaries and CER. NiSource has retained guarantees of $164.7 million of debt outstanding related to three of the Primary Energy projects. In addition, NiSource has retained several operational guarantees related to the Primary Energy subsidiaries. These operational guarantees are related to environmental compliance, inventory balances, employee relations, and a residual future purchase guarantee. The fair value of the guarantees was determined to be $11.1 million and a portion of the net proceeds in the sale amount were assumed allocated to the guarantees as prescribed by FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, "Including Indirect Guarantees of Indebtedness of Others."

NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia II Limited (Mahonia) for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes (approximately 94.0 Bcf) are delivered in satisfaction of the contractual obligations, ending in February 2006. NiSource will be indemnified by Triana, and MSCP will fund up to a maximum of $221.0 million of additional equity to Triana to support Triana's indemnity, for Triana's gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330.0 million, approximately $200.0 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500.0 million revolving credit facility. NiSource believes that the combination of Triana's proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $221.0 million of further commitments to Triana from MSCP, adequately offset any

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

losses that may be incurred by NiSource due to Triana's non-performance under the Mahonia agreements. Accordingly, NiSource has not recognized a liability related to the retention of the Mahonia guarantees.

13.   MINIMUM PENSION LIABILITY

NiSource used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. Due to the upswing in the equity markets, the fair value of NiSource's pension fund assets has increased since September 30, 2002. However, the discount rate used to measure the accumulated benefit obligation has decreased, which slightly offset the increase in the pension assets. In accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," NiSource adjusted its minimum pension liability at September 30, 2003. The adjustment resulted in a decrease to the retirement benefit liabilities of $111.3 million, a decrease in intangible assets of $22.5 million, a decrease to deferred income tax assets of $33.5 million and an increase to other comprehensive income of $55.3 million after-tax. NiSource expects pension expense for 2004 to decrease approximately $20.0 to $30.0 million from the amount recognized in 2003.

14.   BUSINESS SEGMENT INFORMATION

NiSource's operations are divided into four primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Other segment primarily includes gas marketing, power trading, Whiting Clean Energy, entities involved in the development of fuel cells and storage systems, and real estate activities.

During the second quarter 2003, NiSource re-aligned its reportable segments to reflect the announced sale of its exploration and production operations. As of the second quarter 2003, NiSource no longer reported an Exploration and Production segment. In addition, the Primary Energy subsidiaries being sold are reported as discontinued operations. Previously, the Primary Energy assets were reported in the Other segment. All periods have been adjusted to conform with the realignment.

During 2002, NiSource re-aligned its reportable segments to reflect the decision to significantly scale back its merchant operations. Electric wholesale and wheeling results were moved from the Merchant segment to the Electric segment. The remaining Merchant segment operations were included in the Other segment. The telecommunications operations were moved from the Other segment to discontinued operations due to NiSource's decision to exit the telecommunications business. As a result of the realignment, all periods have been reclassified to reflect the new segments.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (unaudited)

                                                                 Three Months                               Nine Months
                                                              Ended September 30,                       Ended September 30,
                                                         ----------------------------            ------------------------------
(in millions)                                               2003                2002                  2003                2002
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
GAS DISTRIBUTION
Unaffiliated                                             $ 344.2             $ 351.5             $ 2,948.3           $ 2,102.9
Intersegment                                                 2.0                 2.4                  16.3                17.9
-------------------------------------------------------------------------------------------------------------------------------
Total                                                      346.2               353.9               2,964.6             2,120.8
-------------------------------------------------------------------------------------------------------------------------------
GAS TRANSMISSION AND STORAGE
Unaffiliated                                               136.7               136.3                 441.5               451.8
Intersegment                                                54.7                68.1                 181.2               223.5
-------------------------------------------------------------------------------------------------------------------------------
Total                                                      191.4               204.4                 622.7               675.3
-------------------------------------------------------------------------------------------------------------------------------
ELECTRIC OPERATIONS
Unaffiliated                                               307.5               318.0                 819.3               855.5
Intersegment                                                 7.3                15.1                  17.7                24.0
-------------------------------------------------------------------------------------------------------------------------------
Total                                                      314.8               333.1                 837.0               879.5
-------------------------------------------------------------------------------------------------------------------------------
OTHER
Unaffiliated                                                83.7                29.0                 297.1                (4.0)
Intersegment                                                13.8               (11.8)                 37.5                62.5
-------------------------------------------------------------------------------------------------------------------------------
Total                                                       97.5                17.2                 334.6                58.5
-------------------------------------------------------------------------------------------------------------------------------
Adjustments and eliminations                               (51.6)               (0.2)               (194.9)             (150.7)
-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                                    $ 898.3             $ 908.4             $ 4,564.0           $ 3,583.4
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
Gas Distribution                                         $ (27.2)            $ (20.2)            $   343.8           $   264.3
Gas Transmission and Storage                                90.8                86.1                 289.4               289.5
Electric                                                    89.5               107.6                 206.2               260.4
Other                                                      (12.3)                4.9                 (36.6)              (24.5)
Corporate                                                    8.1                (0.3)                 (5.8)               28.5
-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATING INCOME                            $ 148.9             $ 178.1             $   797.0           $   818.2
-------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

                              CONSOLIDATED RESULTS

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource Inc.'s (NiSource) plans, proposed dispositions, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of NiSource's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource's businesses, dealings with third parties over whom NiSource has no control, actual operating experience of acquired assets, NiSource's ability to integrate acquired operations into its operations, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

The following Management's Discussion and Analysis should be read in conjunction with NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Form 10-K) 2002 and the current report on Form 8-K filed October 6, 2003 with respect to the financial statements for the year ended December 31, 2002.

                              THIRD QUARTER RESULTS

Net Income
NiSource reported net income of $15.4 million, or 6 cents per share, for the three months ended September 30, 2003, compared to net income of $23.2 million, or 11 cents per share, for the third quarter 2002. Income from continuing operations was $23.5 million, an increase of $0.3 million from the same period in 2002. All per share amounts are basic earnings per share.

Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2003, were $577.3 million, a $28.1 million decrease from the same period last year. The decrease in net revenues was primarily a result of reduced electric and natural gas sales of $16.9 million as a result of unfavorable weather and lower interruptible service revenues resulting from high gas commodity costs and early storage refills by firm customers, which reduce available capacity for interruptible customers.

Expenses
Operating expenses for the third quarter 2003 were $428.4 million, an increase of $1.1 million from the 2002 period, mainly resulting from higher operation and maintenance expenses of $15.7 million, mostly offset by higher gains on the sale of assets of $12.0 million primarily as a result of a gain of $16.2 million from the sale of Columbia Service Partners Inc. in the third quarter of 2003. The increase in operation and maintenance expenses was attributable to favorable impacts to the 2002 period of $ 34.5 million as a result of environmental insurance recoveries, an improvement to income based on a decrease in estimated environmental expenditures and a reduction in estimated sales taxes related to sales of natural gas customers of a subsidiary previously engaged in the retail and wholesale gas marketing business. The 2003 period was favorably impacted by a $16.4 million reduction in employee-related and administrative expenses as a result of the 2002 reorganization initiatives, an improvement to income based on a decrease in estimated environmental expenditures of $8.4 million and a reduction of $6.9 million related to the 2002 reorganization reserve, partly offset by increased pension expense of $9.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)
Interest expense was $113.6 million for the quarter, a decrease of $23.5 million compared to the third quarter 2002. The decrease was due to a reduction of short- and long-term debt, lower short-term interest rates, and additional interest expense of $5.9 million recorded in the third quarter of 2002 related to Whiting Clean Energy.

Income Taxes
Income tax expense for the third quarter 2003 was $13.1 million, a decrease of $1.2 million compared to the 2002 period, due to lower pre-tax income.

Discontinued Operations
Loss from discontinued operations was $8.1 million for the third quarter 2003 versus zero from discontinued operations in the third quarter of 2002. The loss of $8.1 million was a result of an after-tax loss of $14.2 million, related to the sale of Columbia Energy Resources, Inc. (CER) in the third quarter of 2003, slightly offset by income related to the operations of CER and the Primary Energy Inc. (Primary Energy) subsidiaries that were sold in the fourth quarter of 2003. NiSource accounted for CER and the Primary Energy subsidiaries as discontinued operations and adjusted all periods presented accordingly.

                               NINE MONTH RESULTS

Net Income (Loss)
NiSource reported a net loss of $54.6 million, or a loss of 21 cents per share, for the nine months ended September 30, 2003, compared to net income of $290.4 million, or $1.41 per share, for the comparable 2002 period. Income from continuing operations was $285.1 million, an increase of $21.5 million from the same period in 2002. All per share amounts are basic earnings per share.

Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2003, were $2,248.7 million, a $45.4 million increase over the same period last year. The increase in net revenues was a result of increased natural gas sales and deliveries due to colder weather during the first quarter amounting to $63.7 million, higher gross receipts taxes and cost tracker revenues of $17.0 million, both of which are offset in operating expenses, and increased off-system gas sales. The increase was partially offset by $25.4 million of additional credits issued as a result of the Indiana Utility Regulatory Commission (IURC) electric rate review settlement and $19.1 million from lower interruptible service revenues and lower firm service revenues due to measures taken to meet customer demand during a period of sustained cold weather in the northeast market areas early in the year.

Expenses
Operating expenses for the first nine months of 2003 were $1,451.7 million, an increase of $66.6 million from the 2002 period. The increase was primarily due to increased operations and maintenance expense of $22.7 million, lower gains on the sale of assets of $12.8 million and higher amounts for other taxes of $24.3 million. The increase in operations and maintenance expense was a result of increased pension expense of $28.2 million and increased uncollectible receivables of $16.4 million from a modification in the method of calculation and the effects of weather-driven higher gas costs on the residential customer base, partly offset by a reduction in employee-related and administrative expenses of $44.1 million, an improvement to income based on a decrease in estimated environmental expenditures of $8.4 million and a reversal of a litigation reserve of $6.6 million relating to a lawsuit that was settled in the second quarter 2003. The 2002 period was favorably impacted by environmental insurance recoveries of $24.5 million, a reduction in estimated sales taxes of $12.5 million related to sales of natural gas customers of a subsidiary previously engaged in the retail and wholesale gas marketing business and an improvement to income based on a decrease in estimated environmental expenditures of $10.0 million. Gain on the sale of assets decreased $12.8 million, primarily as a result of a gain on the sale of a utility line-locating business in 2002. Other taxes increased $24.3 million from the same period in 2002, due to the effects of higher commodity prices on gross receipts taxes and are generally offset in revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)
Interest expense was $351.5 million for the first nine months, a decrease of $34.9 million compared to the first nine months of 2002. The decrease was due to a reduction of short- and long-term debt and lower short-term interest rates.

Income Taxes
Income tax expense for the first nine months of 2003 was $166.9 million, an increase of $12.9 million compared to the 2002 period, due to higher pre-tax income.

Discontinued Operations
Loss from discontinued operations was $330.9 million for the first nine months of 2003 versus income from discontinued operations of $26.8 million in the prior-year period. An after-tax loss of $332.2 million was related to the sales of CER, six Primary Energy subsidiaries and Columbia Transmission Communications Corporation (Transcom), slightly offset by a first quarter 2003 gain on the sale of CER's interest in natural gas production properties in New York State. NiSource accounted for CER, Transcom and the Primary Energy subsidiaries as discontinued operations and adjusted all periods presented accordingly.

Change in Accounting
The change in accounting of $8.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of NiSource's operations, most notably in the gas distribution, gas transportation and electric businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with external short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Net cash from continuing operations for the nine months ended September 30, 2003 was $463.2 million. Cash used for working capital was $244.6 million, principally driven by decreased exchange gas payables, accounts payable, other accruals and increased inventories, partly offset by a decrease in accounts receivable and underrecovered gas and fuel costs.

On November 4, 2003, NiSource Finance Corp. (NFC) issued $250.0 million of 18-month floating rate unsecured notes that mature May 4, 2005, the notes are callable, at par, at the option of NiSource on or after May 4, 2004. Also on November 4, 2003, NFC issued $250.0 million of 3.20% three year unsecured notes that mature November 1, 2006. The proceeds will be used to fund NiSource's $750.0 million NFC notes maturing on November 15, 2003.

On October 20, 2003, NiSource closed the previously announced sale of all of the steel-related, inside-the-fence assets of its subsidiary Primary Energy, to Private Power, LLC (Private Power), a privately held power development firm backed by American Securities Capital Partners, LLC, a New York private equity investment firm. NiSource sold six Primary Energy operating subsidiaries and the Primary Energy name to Private Power. Private Power purchased the subsidiaries for approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after tax cash proceeds from the sale, reduced NiSource's debt by $273.6 million, of which $67.3 million was off balance sheet. NiSource has accounted for Primary Energy as discontinued operations and has adjusted all periods presented accordingly. During 2003, NiSource recognized an after-tax loss of $27.3 million related to the sale. As a result of the sale, Primary Energy was renamed PEI Holdings, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

On August 29, 2003, NiSource closed the previously announced sale of its exploration and production subsidiary, CER. Under the CER sales agreement, Triana Energy Holdings, an exploration and production company based in Charleston, W.V. and an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P., purchased all of the stock of CER for $330.0 million, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. The $220.0 million after-tax cash proceeds from the sale were used to reduce NiSource's debt. In addition, a $213.0 million liability related to the forward sales contracts was removed from the balance sheet. On January 28, 2003, NiSource's former subsidiary Columbia Natural Resources, Inc. (CNR) sold its interest in certain natural gas exploration and production assets in New York State representing
39.3 Bcf in reserves and approximately 6.0 Bcf of production for approximately $95.0 million. NiSource has accounted for CER as discontinued operations and has adjusted all periods presented accordingly. During 2003, NiSource recognized an after-tax loss of $302.5 million related to the sales.

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

On July 21, 2003, NiSource issued $500.0 million of 5.40% eleven-year senior unsecured notes that mature July 15, 2014. The proceeds were used to reduce other debt and for working capital needs. During the first half of 2003, NiSource redeemed $54.0 million of Northern Indiana Public Service Company (Northern Indiana) medium-term notes. In addition, on July 8, 2003, NiSource redeemed $70.0 million of Northern Indiana medium-term notes. On April 15, 2003, NiSource redeemed $300.0 million of NFC 5.75% two-year senior notes that matured April 15, 2003. On March 31, 2003, NiSource also redeemed $75.0 million of NiSource Capital Markets, Inc, 7.75% Subordinated Debentures due March 1, 2026.

On July 8, 2003 NiSource announced that it would reduce its annual dividend to 92 cents per share from $1.16 per share effective with the dividend payable on November 20, 2003. The change in the dividend, the sale of non-core assets, the November 2002 equity offering and ongoing debt reduction efforts have stabilized NiSource's credit ratings, enhanced cash flows and provided funds to reinvest in NiSource's core businesses for the future. NiSource's decision was also influenced by the fact that its dividend yield and payout ratio prior to the dividend reduction were higher than industry averages.

In February 2003, NiSource issued approximately 13.1 million shares of common stock upon the settlement of forward equity agreements comprising a component of the Corporate Premium Income Equity Securities (Corporate PIES). Concurrently, with the settlement of the forward agreements, NiSource remarketed most of the underlying debentures, due February 19, 2005, and reset the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders' obligation under the forward equity agreements. The sole purchaser of the remarketed securities purchased newly-offered 6.15% notes due March 1, 2013, using the remarketed debentures as consideration.

Credit Facilities
Due to the company's strong liquidity position, NiSource elected not to renew its $500.0 million 364-day credit facility, which expired on March 20, 2003. The 364-day credit facility allowed NiSource to utilize the $500 million facility to support the issuance of letters of credit. As a result of its expiration, the $1.25 billion three-year facility that expires on March 23, 2004 has been amended to allow for an increase in aggregate letters of credit outstanding from $150.0 million to $500.0 million. The reduction in NiSource's short-term borrowing needs over the past four fiscal quarters is attributable to the $734.9 million of net proceeds from the equity offering during November 2002, the successful Corporate PIES remarketing, the sale of CER, Primary Energy and CNR's New York joint venture assets and net cash flow from continuing operations. NiSource currently anticipates that its $1.25 billion 3-year credit facility expiring March 23, 2004 will be renewed during the first quarter of 2004 and will be evenly split between a $625.0 million 364-day credit facility and a $625.0 million 3-year credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource had no commercial paper outstanding as of September 30, 2003. As of December 31, 2002, $150.0 million of commercial paper was outstanding with a weighted average interest rate of 2.25%. NiSource had outstanding credit facility advances under its 3-year facility of $442.9 million at September 30, 2003, at a weighted average interest rate of approximately 1.8%, and credit facility advances of $763.1 million at December 31, 2002, at a weighted average interest rate of 2.1%. As of September 30, 2003 and December 31, 2002, NiSource had $159.8 million and $171.7 million of standby letters of credit outstanding, respectively. As of September 30, 2003, $647.3 million of credit was available under the credit facilities.

Credit Ratings
On July 8, 2003, Moody's Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries, concluding a review for possible downgrade that began on May 13, 2003. Moody's ratings outlook for NiSource and its subsidiaries is now "stable". On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ rating for the Columbia Energy Group (Columbia) subsidiary. Fitch also lowered the rating of Northern Indiana by one notch to BBB+ due to Fitch's policy of restricting the ratings between a parent and its subsidiaries where short-term financing facilities are solely at the holding company level. This does not reflect weakening credit measures at Northern Indiana. Fitch's outlook for NiSource and all of its subsidiaries is stable. On June 16, 2003, Standard and Poor's affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor's outlook for NiSource and all of its subsidiaries were revised from negative to stable.

Columbia Gas of Ohio, Inc. (Columbia Gas of Ohio) is a party to an agreement to sell, without recourse, all of its trade receivables to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement in which it sells a percentage ownership interest in a defined pool of the accounts receivable to a commercial paper conduit. As of September 30, 2003, CARC had $31.5 million outstanding accounts receivable sales under the conduit.

Northern Indiana may sell up to $100.0 million of certain of its accounts receivable under a sales agreement, without recourse. As of September 30, 2003, Northern Indiana has sold $100.0 million of its accounts receivable under this agreement. Northern Indiana and Citibank are currently negotiating a new Accounts Receivable Sales Agreement, which would increase Northern Indiana's capacity under this program to $200.0 million.

                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Through its various business activities, NiSource is exposed to both non-trading and trading risks. The non-trading risks to which NiSource is exposed include interest rate risk, commodity market risk and credit risk of its counterparties. The risk resulting from trading activities consists primarily of commodity market and credit risks. NiSource's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

Various analytic techniques are employed to measure and monitor NiSource's market and credit risks, including value-at-risk (VaR) and instrument sensitivity to market factors. VaR represents the potential loss or gain for an instrument or portfolio from changes in market factors, for a specified time period and at a specified confidence level.

Non-Trading Risks
Commodity price risk resulting from non-trading activities at NiSource's rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. As states experiment with regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional ratemaking process and may be more exposed to commodity price risk.

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

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. At September 30, 2003, the combined borrowings outstanding under these facilities totaled $442.9 million. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of $1,162.9 million of long-term debt at September 30, 2003. Based upon average borrowings under agreements subject to fluctuations in short-term market interest rates during the quarter and nine months ended September 30, 2003, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $4.0 million and $9.3 million for the quarter and nine months ended September 30, 2003.

On July 22, 2003, NiSource entered into fixed-to-variable interest rate swap agreements in a notional amount of $500.0 million with four counterparties with an 11-year term. NiSource will receive payments based upon a fixed 5.40% interest rate and pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on either July 15, 2008 or July 15, 2013 at mid-market. Effectiveness of the swaps was determined using the short-cut method pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS 133) as subsequently amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149 (collectively referred to as SFAS No. 133).

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100 million with two counterparties. Columbia will receive payments based upon a fixed 7.42% interest rate and pay a floating interest amount based on U.S. 6-month LIBOR-BBA plus an average of 2.39% per annum. There was no exchange of premium at the initial date of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the right to cancel the swaps on either April 15, 2008 or April 15, 2013 at mid-market. Effectiveness of the swaps was determined using the short-cut method pursuant to SFAS No. 133.

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement containing a notional amount of $100.0 million. NiSource received a settlement payment from the counterparty amounting to $8.2 million, which will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

Trading Risks
Prior to the July 1, 2002 sale of the TPC gas marketing and trading contracts, NiSource's trading operations consisted of gas- and power-related activities. Beginning July 1, with the exception of one remaining gas trading transaction, which expired in October 2002, the trading activities of TPC have involved power only.

Fair value represents the amount at which willing parties would transact an arms-length transaction. Fair value is determined by applying a current price to the associated contract volume for a commodity. The current price is derived from one of three sources including actively quoted markets such as the New York Mercantile Exchange (NYMEX), other external sources including electronic exchanges and over-the-counter broker-dealer markets, as well as financial models such as the Black-Scholes option pricing model.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

The fair values of the contracts related to NiSource's trading operations, the activity affecting the changes in the fair values during the third quarter 2003, the sources of the valuations of the contracts during 2003 and the years in which the remaining contracts (all power trading) mature are:

                                                                           Three Months Ended         Nine Months Ended
(in millions)                                                              September 30, 2003         September 30, 2003
-------------                                                              ------------------         ------------------
Fair value of contracts outstanding at the beginning of the period               $(5.1)                     $  --
Contracts realized or otherwise settled during the period (including
  net option premiums received)                                                   (6.4)                      (6.6)
Fair value of new contracts entered into during the period                         1.9                        6.0
Other changes in fair values during the period                                     3.2                       (5.8)
                                                                                 -----                      -----
Fair value of contracts outstanding at the end of the period                     $(6.4)                     $(6.4)
                                                                                 -----                      -----

(in millions)                              2003          2004          2005         2006         2007        After
-------------                            -------       -------       -------      -------      -------      -------
Prices actively quoted                   $    --       $    --       $    --      $    --      $    --      $    --
Prices from other external sources          (1.5)          0.1            --           --           --           --
Prices based on models/other method         (0.3)         (4.7)           --           --           --           --
                                         -------       -------       -------      -------      -------      -------
Total fair values                        $  (1.8)      $  (4.6)      $    --      $    --      $    --      $    --
                                         -------       -------       -------      -------      -------      -------

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

Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilizes a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.5 million, $0.8 million and $0.2 million during the third quarter 2003, respectively. The daily VaR for the gas marketing portfolios on an average, high and low basis was 0.3 million, $0.4 million and $0.2 million during the third quarter 2003, respectively. Prospectively, management has set the VaR limits at $2.5 million for power trading and $0.5 million for gas marketing. Exceeding the VaR limits would result in management actions to reduce portfolio risk.

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

FINANCIAL ACCOUNTING STANDARDS BOARD'S (FASB) SFAS NO. 71 - ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

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

HEDGING ACTIVITIES. Under SFAS No. 133 as amended, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

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

Insurance Renewal
NiSource sustained an overall combined increase of just over 11% in premiums and expenses for the property and casualty insurance program in 2003 as compared to 2002. This increase was anticipated due to insurance market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Power Outage in the Northeast
On August 14, 2003, a massive power outage affected approximately 50.0 million people in Michigan, Ohio, New York, Pennsylvania, New Jersey, Connecticut, Vermont and Canada and completely darkened major metropolitan areas such as New York City, Cleveland, Detroit and Toronto. Northern Indiana's electric system operated as it was designed and isolated a section of its system to protect its electric supply. Northern Indiana's electric system operated without a problem through the worst blackout in North American history.

Pension Expense
Due to the upswing in the equity markets, the fair value of NiSource's pension fund assets has increased since September 30, 2002 and NiSource expects pension expense for 2004 to decrease approximately $20.0 to $30.0 million from the amount recognized in 2003.

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

Certain NiSource affiliates use various combustion equipment in the generation, distribution and transmission of energy, including turbines, boilers and various reciprocating engines. Within the period December 2002 to January 2003, the U.S. Environmental Protection Agency (EPA) proposed maximum achievable control technology (MACT) standards to meet national emission standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. NiSource will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Pending finalization of the proposed standards, NiSource is unable to predict what, if any, additional compliance costs may result.

Primary Energy has received a Title V air operating permit for the Portside facility from the Indiana Department of Environmental Management. Primary Energy filed an objection with the Office of Environmental Adjudication regarding certain provisions in the permit, which has subsequently been resolved.

In connection with the sale of certain Primary Energy assets, NiSource has agreed to provide indemnification to the purchaser for specified potential environmental liabilities. However, the total amount of these liabilities is not reasonably estimable at this time.

In connection with the sale of CER, NiSource has agreed to retain responsibility for remediation of approximately 140 metering stations where mercury was utilized, and certain other environmental issues. An estimated liability has been recorded for the remediation.

Presentation of Segment Information
With the announcement of the sale of the exploration and production business, NiSource's operations are divided into four primary business segments; Gas Distribution, Transmission and Storage, Electric, and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

                                                Three Months                            Nine Months
                                             Ended September 30,                     Ended September 30,
                                             -------------------                     -------------------
(in millions)                             2003                2002                2003               2002
-------------                             ----                ----                ----               ----
NET REVENUES
   Sales Revenues                     $      291.7        $      302.7        $    2,644.5       $    1,837.9
   Less: Cost of gas sold                    170.0               166.5             1,899.3            1,179.2
                                      ------------        ------------        ------------       ------------
   Net Sales Revenues                        121.7               136.2               745.2              658.7
   Transportation Revenues                    54.5                51.2               320.1              282.9
                                      ------------        ------------        ------------       ------------
Net Revenues                                 176.2               187.4             1,065.3              941.6
                                      ------------        ------------        ------------       ------------
OPERATING EXPENSES
   Operation and maintenance                 137.4               137.3               456.6              432.6
   Depreciation and amortization              47.2                47.4               142.7              141.3
   Other taxes                                18.8                22.9               122.2              103.4
                                      ------------        ------------        ------------       ------------
Total Operating Expenses                     203.4               207.6               721.5              677.3
                                      ------------        ------------        ------------       ------------
Operating Income                      $      (27.2)       $      (20.2)       $      343.8       $      264.3
                                      ============        ============        ============       ============
REVENUES ($ IN MILLIONS)
   Residential                               164.9               146.4             1,720.0            1,104.8
   Commercial                                 61.4                50.5               614.1              360.9
   Industrial                                 28.4                14.7               138.9               67.0
   Transportation                             54.5                51.2               320.1              282.9
   Off system sales                            6.6                60.6                67.2              167.3
   Other                                      30.4                30.5               104.3              137.9
                                      ------------        ------------        ------------       ------------
Total                                        346.2               353.9             2,964.6            2,120.8
                                      ------------        ------------        ------------       ------------
SALES AND TRANSPORTATION (MDTH)
   Residential sales                          13.2                13.5               164.0              143.3
   Commercial sales                            6.2                 2.8                64.2               52.3
   Industrial sales                            3.5                 3.0                15.6               11.0
   Transportation                             86.3               107.7               372.4              388.1
   Off system sales                            1.3                20.2                 6.6               57.0
   Other                                       1.3                  --                 3.5                0.1
                                      ------------        ------------        ------------       ------------
Total                                        111.8               147.2               626.3              651.8
                                      ------------        ------------        ------------       ------------
HEATING DEGREE DAYS                             66                  17               3,437              2,811
NORMAL HEATING DEGREE DAYS                      58                  59               3,178              3,315
% COLDER (WARMER) THAN NORMAL                   14%                (71%)                 8%               (15%)
CUSTOMERS
   Residential                                                                   2,229,713          2,338,718
   Commercial                                                                      206,600            214,271
   Industrial                                                                        5,882              6,227
   Transportation                                                                  783,964            645,327
   Other                                                                               155                 71
                                                                              ------------       ------------
Total                                                                            3,226,314          3,204,614
                                                                              ------------       ------------

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

Regulatory Matters
Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution's facilities for transportation services. Additionally, as of September 30, 2003, approximately
0.8 million of Gas Distribution's residential and small commercial customers had selected an alternate supplier.

Gas Distribution continues to offer customer choice opportunities through regulatory initiatives in all of its jurisdictions. Columbia Gas of Kentucky, Inc. has received approval to continue its choice program for residential and commercial customers through May 31, 2005. While customer choice programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Gas Distribution expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, the Gas Distribution subsidiaries are sometimes left with pipeline capacity they have contracted for, but no longer need. The state commissions in jurisdictions served by Gas Distribution are at various stages in addressing these issues and other transition considerations. Gas Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering transition costs include incentive sharing mechanisms, reducing levels of reserved pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing on August 29, 2002. The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Another party has filed testimony indicating that some gas costs should not be recovered. On September 30, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor.

Through October 2004, Columbia Gas of Ohio is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia Gas of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia Gas of Ohio's regulatory framework from October 2004 through October 2010. The majority of Columbia Gas of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia Gas of Ohio's Choice program through October 2010; (2) provide Columbia Gas of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the Choice program; and, (3) allow Columbia Gas of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. The PUCO is currently reviewing the amended stipulation. Management cannot predict what action the PUCO will take on the amended stipulation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Weather
Weather in Gas Distribution's territories for the third quarter 2003 was 14% colder than normal.

For the first nine months of 2003, weather was 8% colder than normal and 22% colder than the first nine months of 2002.

Throughput
Total volumes sold and transported of 111.8 million dekatherms (MDth) for the third quarter 2003, decreased 35.4 MDth from the same period last year primarily due to reduced transportation and off system sales as a result of the decreased demand requirements from cogeneration clients due to cooler temperatures.

For the nine month period ended September 30 2003, total volumes sold and transported were 626.3 MDth, a decrease of 25.5 MDth from the same period in 2002 primarily reflecting a decrease in off system sales as a result of the decreased demand requirements from cogeneration clients due to cooler temperatures, partly offset by increased gas sales of 32.6 MDth to residential and commercial customers due to colder weather in the first three months of the year.

Net Revenues
Net revenues for the three months ended September 30, 2003 were $176.2 million, a decrease of $11.2 million from the same period in 2002, mainly attributable to lower non-weather related gas sales and incentive program revenue.

For the nine month period ended September 30, 2003, net revenues were $1,065.3 million, a $123.7 million increase over the same period in 2002, primarily due to colder weather during the first three months of the year which increased gas sales by $85.0 million, a $10.9 million adjustment for gas costs associated with certain customers and higher gross receipts taxes which were offset in operating expenses.

Operating Income
For the third quarter 2003, Gas Distribution reported an operating loss of $27.2 million versus an operating loss of $20.2 million from the same period in 2002. The increase in the operating loss was mainly attributable to the reduction in revenues mentioned above partly offset by a reduction in estimated sales taxes of $4.7 million. Operation and maintenance expense remained relatively flat due to a reduction in employee-related and administrative expenses of $12.6 million, slightly offset by $4.8 million of increased uncollectible expenses resulting from a change in the method of calculation and the effects of weather-driven higher gas costs on the residential customer base and a $3.8 million increase in environmental expenditures. The 2002 period was positively impacted by $13.3 million of insurance recoveries of environmental expenses and a reversal of environmental expenditures.

Operating income for the first nine months of 2003 totaled $343.8 million, an increase of $79.5 million from the same period in 2002. The increase was mainly attributable to $85.0 million of increased sales and deliveries of natural gas due to colder weather primarily during the first quarter of 2003 and a $33.5 million reduction in employee-related and administrative expenses partly offset by increased uncollectible receivables resulting from a change in the method of calculation and the effects of weather-driven higher gas costs on the residential customer base of $21.0 million. The 2002 period was positively impacted by $25.5 million from insurance recoveries of environmental expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS

                                          Three Months                Nine Months
                                       Ended September 30,         Ended September 30,
                                       -------------------         --------------------
(in millions)                          2003          2002          2003          2002
-------------                         -------       -------       -------       -------
OPERATING REVENUES
   Transportation revenues            $ 145.1       $ 157.3       $ 480.1       $ 532.4
   Storage revenues                      44.2          44.7         133.5         134.5
   Other revenues                         2.1           2.4           9.1           8.4
                                      -------       -------       -------       -------
Total Operating Revenues                191.4         204.4         622.7         675.3
Less: Cost of gas sold                    5.7          13.4          12.8          40.1
                                      -------       -------       -------       -------
Net Revenues                            185.7         191.0         609.9         635.2
                                      -------       -------       -------       -------
OPERATING EXPENSES
   Operation and maintenance             56.4          66.4         197.6         224.7
   Depreciation and amortization         27.8          27.3          83.4          82.0
   Loss (Gain) on sale of assets         (0.1)         (1.1)          0.1          (1.5)
   Other taxes                           10.8          12.3          39.4          40.5
                                      -------       -------       -------       -------
Total Operating Expenses                 94.9         104.9         320.5         345.7
                                      -------       -------       -------       -------
Operating Income                      $  90.8       $  86.1       $ 289.4       $ 289.5
                                      =======       =======       =======       =======

THROUGHPUT (MDTH)
Columbia Transmission
   Market Area                          127.8         151.8         734.1         715.8
Columbia Gulf
   Mainline                             127.8         150.3         481.5         467.7
   Short-haul                            35.9          40.0          94.5         114.8
Columbia Pipeline Deep Water              1.5            --           4.9           0.2
Crossroads Gas Pipeline                   9.1           5.6          25.2          20.2
Granite State Pipeline                    2.1           1.5          23.1          21.6
Intrasegment eliminations              (127.6)       (132.6)       (464.2)       (418.5)
                                      -------       -------       -------       -------
Total                                   176.6         216.6         899.1         921.8
                                      -------       -------       -------       -------

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

Regulatory Matters
On February 28, 2003, Columbia Transmission filed with the Federal Energy Regulatory Commission (FERC) its annual Transportation Costs Rate Adjustment
(TCRA), Retainage Adjustment Mechanism, and Electric Power Cost Adjustment. On March 31, 2003, the FERC requested that Columbia Transmission provide further documentation for the rate adjustments included in the filings. Responses were filed with the FERC on April 21, 2003. On October 7, 2003, FERC issued a Letter Order accepting Columbia Transmission's supplemental informational compliance filing to support its annual TCRA filing. The Order finds that the April 21st filing complies with the March 31, 2003 order and supports Columbia Transmission's proposed TCRA rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Environmental Matters
The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. These rules were widely challenged. On March 26, 2002, the United States Court of Appeals for the D.C. Circuit largely upheld the ambient air standards as challenged. Consequently, designation of areas not attaining the standards, promulgation of rules specifying a compliance level, compliance deadline, and controls necessary for compliance will be completed over the next few years, which will likely change air emissions compliance requirements. In the interim, existing ozone ambient air quality standards will remain in place and may require imposition of additional controls in areas of non-attainment. Resulting rules could require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Transmission and Columbia Gulf). The EPA and state regulatory authorities will set final implementation requirements. Certain states have already begun to propose new NOx emission requirements that may be applicable to pipeline engines and turbines. NiSource believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program agreed to by the targeted states and the EPA, and are currently not reasonably estimable. NiSource will continue to closely monitor developments in this area.

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

Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5. As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. During the nine months ended September 30, 2003, Columbia Transmission completed a sufficient number of the characterization reports and remediation plans to adjust its estimate for the entire program. As a result, the liability was reduced by $44.2 million, the related regulatory asset was decreased by $33.2 million, and there was an improvement to income of $11.0 million. The estimate may be adjusted as additional work is completed consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 92, FASB's SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position No. 96-1.

At September 30, 2003, the remaining environmental liability recorded on the balance sheet of Columbia Transmission was $7.6 million. Future expenditures will be charged against the previously recorded liability. Management does not believe that Columbia Transmission's environmental expenditures will have a material adverse effect on NiSource's operations, liquidity or financial position, based on known facts, existing laws, regulations, Columbia Transmission's cost recovery settlement with customers and the time period over which expenditures will be made.

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

Throughput for the Gas Transmission and Storage segment totaled 176.6 MDth for the third quarter 2003, compared to 216.6 MDth for the same period in 2002. The decrease of 40.0 MDth is due to lower deliveries to dual fueled electric power generators, which chose not to run on the high priced gas experienced during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Throughput for the nine months ended September 30, 2003 was 899.1 MDth, a decrease of 22.7 MDth over the same period in 2002. The decrease is primarily due to lower deliveries to dual fueled electric power generators, which chose not to run on the high priced gas, partly offset by colder-than-normal weather in early 2003, which increased usage.

Net Revenues
Net revenues were $185.7 million for the third quarter 2003, a decrease of $5.3 million from the same period in 2002. The decrease was primarily due to lower interruptible service revenues. Factors contributing to this include high gas commodity costs and early storage refills by firm customers, which reduced available capacity for interruptible customers.

Net revenues were $609.9 million for the nine months ended September 30, 2003, a decrease of $25.3 million, mainly due to $9.3 million of lower interruptible service revenues and $10.4 million of lower firm service revenues due to measures undertaken during a first quarter period of sustained, colder-than-normal weather. The decline in interruptible revenues was due to higher use of capacity by firm customers resulting in less capacity available for interruptible services. Firm service revenues were reduced from actions taken to alleviate late season deliverability limitations in the pipeline's eastern storage fields. The limitations resulted from the cumulative effect of facility outages that restricted eastern storage field inventory, a work stoppage that extended the outages and above-normal demand on storage withdrawals due to sustained cold weather.

Operating Income
Operating income of $90.8 million in the third quarter 2003 increased $4.7 million from the same period in 2002. The increase was mainly attributable to a $5.1 million reduction in employee-related and administrative expenses and an improvement to income of $11.0 million based on a decrease in estimated environmental expenditures, partly offset by the above-mentioned decrease in revenues. The 2002 period was also favorably impacted by $10.0 million based on a reduction in estimated environmental expenditures.

For the first nine months of 2003, operating income was $289.4 million, a decrease of $0.1 million from the 2002 period, which was due to the above-mentioned decrease in revenues mostly offset by a $12.4 million reduction in employee-related and administrative expense, an improvement to income of $11.0 million based on a decrease in estimated environmental expenditures, and a $6.6 million reversal of a litigation reserve relating to a lawsuit that was settled in the second quarter of 2003. The 2002 period was also favorably impacted by $10.0 million based on a reduction in estimated environmental expenditures, slightly offset by $6.5 million related to the recognition of a reserve related to a long-term note receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS

                                              Three Months                        Nine Months
                                           Ended September 30,                 Ended September 30,
                                           -------------------                 -------------------
(in millions)                            2003              2002              2003              2002
                                      ----------        ----------        ----------        ----------
NET REVENUES
   Sales revenues                     $    314.8        $    333.1        $    837.0        $    879.5
   Less: Cost of sales                     108.9             118.1             285.9             288.4
                                      ----------        ----------        ----------        ----------
Net Revenues                               205.9             215.0             551.1             591.1
                                      ----------        ----------        ----------        ----------
OPERATING EXPENSES
   Operation and maintenance                57.0              53.9             167.4             164.6
   Depreciation and amortization            43.4              42.7             130.7             127.3
   Other taxes                              16.0              10.8              46.8              38.8
                                      ----------        ----------        ----------        ----------
Total Operating Expenses                   116.4             107.4             344.9             330.7
                                      ----------        ----------        ----------        ----------
Operating Income                      $     89.5        $    107.6        $    206.2        $    260.4
                                      ==========        ==========        ==========        ==========

REVENUES ($ IN MILLIONS)
   Residential                              94.7             106.7             229.3             245.5
   Commercial                               84.0              87.7             220.4             233.0
   Industrial                               90.9             105.2             282.2             296.7
   Wholesale                                34.0              34.9              79.4              77.0
   Other                                    11.2              (1.4)             25.7              27.3
                                      ----------        ----------        ----------        ----------
Total                                      314.8             333.1             837.0             879.5
                                      ----------        ----------        ----------        ----------

SALES (GIGAWATT HOURS)
   Residential                           1,008.1           1,096.3           2,436.8           2,497.9
   Commercial                            1,011.8           1,040.2           2,722.5           2,763.1
   Industrial                            2,176.4           2,244.7           6,655.3           6,467.4
   Wholesale                               911.8             858.7           2,205.2           2,405.4
   Other                                    36.0              30.2              97.2              90.8
                                      ----------        ----------        ----------        ----------
Total                                    5,144.1           5,270.1          14,117.0          14,224.6
                                      ----------        ----------        ----------        ----------

COOLING DEGREE DAYS                          459               752               572             1,015
NORMAL COOLING DEGREE DAYS                   584               573               808               792
% WARMER (COLDER) THAN NORMAL                (21%)              31%              (29%)              28%

ELECTRIC CUSTOMERS
   Residential                                                               386,227           382,757
   Commercial                                                                 48,984            48,014
   Industrial                                                                  2,548             2,604
   Wholesale                                                                      19                21
   Other                                                                         795               800
                                                                          ----------        ----------
Total                                                                        438,573           434,196
                                                                          ----------        ----------

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 439,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

Market Conditions
The steel sector continues to show improvement, with a 9% improvement in sales for the nine-month period. The acquisitions of Bethlehem Steel and National Steel by ISG and U.S. Steel, respectively, have been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Regulatory Matters
During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $39.8 million were recognized for electric customers for the first nine months of 2003. The order adopting the settlement was appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. On October 14, 2003, the Appeals Court upheld the IURC's approval of the settlement.

Northern Indiana submitted its quarterly fuel adjustment clause (FAC) filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit, was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request and the appropriate amount has been refunded to customers.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC, which includes Northern Indiana, signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to the ITC and issued an order addressing the pricing of electric transmission. An IURC order approving the transfer of functional control of the transmission system to the ITC was issued on September 24, 2003. An uncontested settlement that authorizes reimbursement of $7.4 million to Northern Indiana for incurred costs was approved by the FERC on July 31, 2003. This reimbursement was received on September 30, 2003. Functional control was transferred to the ITC and MISO on October 1, 2003.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This market proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a fair, efficient and non-discriminatory manner. MISO filed detailed tariff information, with a planned initial operation date of March 31, 2004. However, in October 2003, MISO petitioned FERC to withdraw this tariff filing. FERC approved the withdrawal and has provided guidance to MISO as to how it should proceed in the future. It is now expected that MISO will file a new tariff application with FERC and will delay the initial operation date to December 1, 2004. Northern Indiana and TPC, a subsidiary of NiSource, are actively pursuing roles in the MMI. At the current time, management believes that MMI will change the manner in which Northern Indiana and TPC conducts their electric business; however, management cannot determine at this time the final MMI impacts.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded an additional refund liability in the third quarter. It is expected that as a result of the settlement the industrial customers challenge will be withdrawn or dismissed. In January 2002, Northern Indiana filed a proceeding with the IURC for approval to implement a purchase power tracker. On March 21, 2003, Northern Indiana amended the January 2002 filing by withdrawing its request to implement a purchased power tracker and to instead allow recovery, via the FAC, of transmission costs paid to third parties, and the costs associated with electric physical derivative transactions, including option premiums to purchase power, and brokerage commissions. In October 2003, Northern Indiana voluntarily withdrew its amended request and the entire proceeding was dismissed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

On December 30, 2002, the FERC issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. An August 26, 2003 order accepted Northern Indiana's March 17, 2003 compliance filing. Northern Indiana made refunds on September 24, 2003 and filed a refund report at FERC on September 26, 2003.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Northern Indiana will submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, which allows for collection of allowance for funds used during construction and a return on the capital investment beginning with the May 2003 customer bills. Through September 30, 2003 the ECRM revenues amounted to $2.5 million. On August 1, Northern Indiana filed the ECRM on capital investments of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM is anticipated with the next semi-annual filing of the ECT. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. The IURC order is currently being appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana.

Environmental Matters
In December 2001, the EPA approved regulations developed by the State of Indiana to comply with EPA's NOx State Implementation Plan (SIP) call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. The NOx emission limitations in the Indiana rules are more restrictive than those imposed on electric utilities under the Clean Air Act Amendments of 1990 (CAAA) acid rain NOx reduction program. Compliance with the NOx limits contained in these rules is required by May 31, 2004. Northern Indiana plans to install Selective Catalytic Reduction NOx reduction technology on specific units at each of its active generating stations to comply with the rules and estimates capital costs will range from $250.0 to $300.0 million. Actual compliance costs may vary depending on a number of factors including market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

Sales
Electric sales for the third quarter 2003 were 5,144.1 gwh, a decrease of 126.0 gwh compared to the 2002 period. The decrease was primarily due to a reduction of 312.5 gwh due to cooler weather during the quarter, partially offset by increases in non-weather related usage of 163.9 gwh and increased wholesale sales.

Electric sales for the first nine months of 2003 were 14,117.0 gwh, a decrease of 107.6 gwh compared to the 2002 period, primarily reflecting decreased sales to residential and commercial customers due to cooler weather during the second and third quarters, and decreased sales to wholesale customers. The decline was partially offset by increased industrial sales due to increased demand from the steel industry customers.

Net Revenues
In third quarter 2003, electric net revenues of $205.9 million decreased by $9.1 million from the comparable 2002 period. The decrease was primarily due to cooler weather in the 2003 period compared to the 2002 period.

In the first nine months of 2003, electric net revenue of $551.1 million decreased by $40.0 million from the 2002 period due to $25.4 million of additional credits issued as a result of the IURC electric rate review settlement and cooler weather during the summer season that decreased electric sales by $21.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Operating Income
Operating income for the third quarter 2003 was $89.5 million, a decrease of $18.1 million from the same period in 2002. The decrease was primarily due to the changes in revenue mentioned above, increased pension and post-retirement expenses of $4.4 million, increased property tax expense of $4.8 million and increased maintenance expenses of $3.6 million. The property tax increase was primarily due to a reduction in property taxes in 2002 due to changes in the state property tax regulations. The 2002 period was unfavorably impacted by $3.1 million related to the amortization of electric rate review costs.

Operating income for the first nine months of 2003 was $206.2 million, a decrease of $54.2 million from the same period in 2002 due to the changes in revenue mentioned above, increased pension and postretirement benefits expenses of $13.3 million, increased property tax expense of $7.5 million and increased maintenance expenses of $4.3 million, which was partially offset by a $7.7 million reduction in employee-related and administrative expenses. The property tax increase was primarily due to a reduction in property taxes in 2002 due to changes in the state property tax regulations. The 2002 period was unfavorably impacted by $2.6 million related to the amortization of electric rate review costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER

                                            Three Months              Nine Months
                                          Ended September 30,      Ended September 30,
                                          -------------------      -------------------
(in millions)                              2003          2002      2003          2002
-------------                              ----          ----      ----          ----
NET REVENUES
   Other revenue                          $  97.5     $  17.2     $  334.6     $  58.5
   Less:  Cost of products purchased         90.4         8.5        315.1        44.3
                                          -------     -------     --------     -------
Net Revenues                                  7.1         8.7         19.5        14.2
                                          -------     -------     --------     -------
OPERATING EXPENSES
   Operation and maintenance                 17.2         0.6         43.8        34.3
   Depreciation and amortization              2.4         5.0          8.6         7.4
   Loss (Gain) on sale of assets                -        (3.1)         1.1        (6.6)
   Other taxes                               (0.2)        1.3          2.6         3.6
                                          -------     -------     --------     -------
Total Operating Expenses                     19.4         3.8         56.1        38.7
                                          -------     -------     --------     -------
Operating Income (Loss)                   $ (12.3)    $   4.9     $  (36.6)    $ (24.5)
                                          -------     -------     --------     -------

The Other segment participates in energy-related services including gas marketing, power trading and ventures focused on distributed power generation technologies, including the Whiting Clean Energy plant, fuel cells and storage systems. Additionally, the Other segment is involved in real estate and other businesses.

Sale of Primary Energy Assets

On October 20, 2003, NiSource closed the previously announced sale of all of the steel-related, inside-the-fence assets of its subsidiary Primary Energy, to Private Power, a privately held power development firm backed by American Securities Capital Partners, LLC, a New York private equity investment firm. NiSource sold six Primary Energy operating subsidiaries and the Primary Energy name to Private Power. Private Power purchased the subsidiaries for approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after tax cash proceeds from the sale, reduced NiSource's debt by $273.6 million, of which $67.3 million was off balance sheet. NiSource has accounted for Primary Energy, excluding Whiting Clean Energy, as discontinued operations and has adjusted all periods presented accordingly. During 2003, NiSource recognized an after-tax loss of $27.3 million related to the sale. As a result of the sale, Primary Energy was renamed PEI Holdings, Inc.

Sale of Underground Locating and Marking Service

On January 28, 2002, NiSource sold all of the issued and outstanding capital stock of SM&P Utility Resources, Inc. (SM&P), a wholly-owned subsidiary of NiSource, to The Laclede Group, Inc. for $37.9 million. SM&P operated an underground line locating and marking service in ten midwestern states. In the first quarter 2002, NiSource recognized an after-tax gain of $12.5 million related to the sale. The gain on the sale was reflected in Corporate.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER (CONTINUED)

Primary Energy estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2003, the after-tax loss is projected to be approximately $28.0 million. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Because of the expected losses from this facility and decreases in estimated forward pricing for electricity versus changes in gas prices, an impairment study was performed in the first quarter of 2003 on this facility in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The study indicated that, at this time, no impairment is necessary. However, by necessity, the study includes many estimates and assumptions for the 40-year estimated useful life of the facility. Changes in these estimates and assumptions, such as forward prices for electricity and gas, volatility in the market, etc., could result in a situation where total undiscounted net revenues are less than the carrying value of the facility, which would result in a write-down that could be significant.

During the second quarter of 2003, Primary Energy purchased the Whiting Clean Energy plant from the special purpose lessor entity and the facility continues to be an owned asset.

Net Revenues

Net revenues of $7.1 million for the third quarter 2003 decreased by $1.6 million from the third quarter of 2002, due to lower revenues associated with the power trading business primarily resulting from lower volatility in the market and decreased volumes sold.

For the first nine months of 2003, net revenues were $19.5 million, an increase of $5.3 million due to losses recorded in 2002 of $9.3 million associated with the gas trading business, slightly offset by losses of $3.8 million recorded in 2003 associated with the power trading business as a result of lower volatility in the market and decreased volumes sold.

The 2003 results reflect power trading activities on a net revenue basis. The 2002 results reflect power trading and gas trading activities on a net basis. However, beginning July 1, 2002, NiSource exited the gas trading business. All gas marketing sales at NiSource after June 30, 2003 were reported on a gross basis.

Operating Income

The Other segment reported an operating loss of $12.3 million in the third quarter 2003, versus operating income of $4.9 million in the same period in 2002. The decrease was mainly attributable, to a reduction in estimated sales taxes related to sales of natural gas customers of a subsidiary previously engaged in the retail and wholesale gas marketing business that favorably impacted the 2002 period and the decrease in revenues mentioned above.

For the first nine months of 2003, operating loss was $36.6 million, versus an operating loss of $24.5 million in the 2002 period. The decrease was mainly attributable to a reduction in estimated sales taxes related to sales of natural gas customers of a subsidiary previously engaged in the retail and wholesale gas marketing business that favorably impacted the 2002 period, slightly offset by the increase in revenues mentioned above.

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

Changes in Internal Controls

There was no change in NiSource's internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, NiSource's internal control over financial reporting.

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

2.    PRICE ET AL V. GAS PIPELINES, ET AL.

      Plaintiff filed an amended complaint in Stevens County, Kansas state court on September 23, 1999, against over 200 natural gas measurers, mostly natural gas pipelines, including Columbia and thirteen affiliated entities. The allegations in Price (formerly known as Quinque) are similar to those made in Grynberg; however, Price broadens the claims to cover all oil and gas leases (other than the Federal and Indian leases that are the subject of Grynberg). Price asserts a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. Price sought certification as a nationwide class action on behalf of all similarly situated gas producers, royalty owners, overriding royalty owners, working interest owners and certain state taxing authorities. However, on April 10, 2003, the judge denied Plaintiffs motion for class certification of the nationwide class. On July 28, 2003, the court granted Plaintiffs' Motion for Leave to File a Fourth Amended Complaint, which narrows the number of defendants and scope of the allegations to volume mismeasurement in Kansas, Wyoming, and Colorado. This complaint only names one Columbia entity, Columbia Energy Services Corporation ("CES"), as a defendant. On October 9, 2003, the court also allowed the Plaintiffs to file a related case alleging BTU mis-measurement, in which CES again is the only Columbia entity named as a defendant.

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

NISOURCE INC.

4. ATLANTIGAS CORPORATION V. NISOURCE, INC., ET AL, U.S. DISTRICT COURT, DISTRICT OF COLUMBIA AND TRIAD ENERGY RESOURCES, ET AL. V. NISOURCE INC., ET AL. U.S. DISTRICT COURT, DISTRICT OF COLUMBIA

      In June 2002, Atlantigas Corporation filed a complaint alleging that NiSource, certain of its subsidiaries and other defendants illegally discounted services to select shippers and sought damages under anti-trust, RICO, and state law totaling $18 million ($54 million if trebled). The activities about which the plaintiff is complaining were the subject of a FERC enforcement staff investigation and subsequent settlement approved in October 2000. On September 29, 2003, the court granted the NiSource defendants' motion to dismiss for lack of personal jurisdiction. On October 8, 2003, plaintiff moved to modify the court's order to provide for transfer of the case to the U.S. District Court for Delaware, rather than outright dismissal. The NiSource defendants filed their opposition to plaintiff's motion on October 15, 2003. In addition, on October 27, 2003 the plaintiff also filed its complaint in U.S. District Court for the Northern District of Maryland.

      On March 18, 2003, a related suit was filed by Triad Energy Resources. This new case purports to be a class action covering customers of Columbia Gas Transmission who were allegedly damaged by the same activities complained of in the Atlantigas litigation. The named defendants include NiSource Inc., certain of its subsidiaries and other unrelated parties, including shippers who allegedly benefited from the complained of activities. The plaintiffs claim that all defendants engaged in vertical restraint of trade by conspiring to provide scarce transportation/storage capacity to a select group of shippers who in turn agreed to fix the price of gas. The plaintiffs also claim that the defendant shippers engaged in horizontal restraint of trade by conspiring with each other to gain preferential treatment from the pipeline defendants. There is also a separate count alleging tortious interference against all defendants. The Company intends to vigorously defend this matter. Based on the court's decision in Atlantigas, the Triad plaintiffs have moved to dismiss this case from the District of Columbia in order to refile it in another jurisdiction.

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

NISOURCE INC.


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

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the third quarter
      2003:

                         Financial
  Item Reported      Statements Included      Date of Event        Date Filed
  -------------      -------------------      -------------        ----------
      5, 7                    Y                  07/15/03           07/15/03
      7, 12                   Y                  08/01/03           08/01/03
        9                     N                  09/18/03           09/18/03
        9                     N                  09/30/03           09/30/03
      5, 7                    Y                  10/06/03           10/06/03
      5, 7                    Y                  10/06/03           10/06/03

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   NiSource Inc.
                                       ----------------------------------
                                                   (Registrant)





Date: November 10, 2003         By:           /s/ Jeffrey W. Grossman
                                       ----------------------------------
                                                Jeffrey W. Grossman
                                           Vice President and Controller
                                           (Principal Accounting Officer
                                           and Duly Authorized Officer)