Form 10-K
period 2003-12-31
NISOURCE INC/DE
filed 2004-03-12
CIK 1111711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                        Commission file number 001-16189

                                  NISOURCE INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              35-2108964
        -------------------------------              -------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

          801 East 86th Avenue
          Merrillville, Indiana                            46410
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
              Title of each class                     on which registered
     ----------------------------------------   ----------------------------
                 Common Stock                    New York, Chicago and Pacific
        Preferred Share Purchase Rights          New York, Chicago and Pacific
  Stock Appreciation Income Linked Securities              New York

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X]  No [ ]

The aggregate market value of Common Stock (based upon the June 30, 2003, closing price of $19.00 on the New York Stock Exchange) held by non-affiliates was approximately $4,929,601,082.

                       Documents Incorporated by Reference

Part III of this report incorporates by reference specific portions of the Registrant's Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2004.

                                    CONTENTS

                                                                                                            Page
Part I                                                                                                       No.
                                                                                                           ------
         Item 1.    Business.........................................................................         3

         Item 2.    Properties.......................................................................         6

         Item 3.    Legal Proceedings................................................................         8

         Item 4.    Submission of Matters to a Vote of Security Holders..............................         9

         Supplemental Item. Executive Officers of the Registrant.....................................        10

Part II

         Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters........        12

         Item 6.    Selected Financial Data..........................................................        13

         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................................        14

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................        44

         Item 8.    Financial Statements and Supplementary Data......................................        45

         Item 9.    Change In and Disagreements with Accountants on Accounting and
                    Financial Disclosure.............................................................       102

         Item 9A.   Controls and Procedures..........................................................       102

Part III

         Item 10.   Directors and Executive Officers of the Registrant...............................       102

         Item 11.   Executive Compensation...........................................................       102

         Item 12.   Security Ownership of Certain Beneficial Owners and Management...................       102

         Item 13.   Certain Relationships and Related Transactions...................................       103

         Item 14.   Principal Accounting Fees and Services...........................................       103

Part IV

         Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................       104

         Signatures..................................................................................       105

         Exhibits....................................................................................       106

                                     PART I

ITEM 1.  BUSINESS

NISOURCE INC.

NiSource Inc. (NiSource) is an energy holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is the successor to an Indiana corporation organized in 1987 under the name of NIPSCO Industries, Inc., which changed its name to NiSource Inc. on April 14, 1999. In connection with the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, NiSource became a Delaware corporation registered under the Public Utility Holding Company Act of 1935, as amended.

NiSource is the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers. NiSource's principal subsidiaries include Columbia, a vertically-integrated natural gas distribution, transmission and storage holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; Northern Indiana Public Service Company (Northern Indiana), a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Bay State Gas Company (Bay State), a natural gas distribution company serving customers in New England. NiSource derives substantially all of its revenues and earnings from the operating results of its 15 direct subsidiaries.

NiSource's business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; Electric Operations; and Other Operations. During the second quarter of 2003, NiSource sold its exploration and production operations. Previous to this sale, NiSource reported these operations in an Exploration and Production segment. In addition, during the fourth quarter, NiSource sold certain subsidiaries of PEI Holdings, Inc. (formerly Primary Energy, Inc.)(PEI). Previously, the PEI assets were reported in the Other Operations segment. All periods have been adjusted to include the PEI subsidiaries and the exploration and production segment as discontinued operations.

Gas Distribution Operations

NiSource's natural gas distribution operations serve more than 3.3 million customers in 9 states and operate over 55,000 miles of pipeline. Through its wholly owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 770,000 customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Fuel Company and Northern Indiana Fuel and Light Company, Inc. Additionally, NiSource's subsidiaries Bay State and Northern Utilities, Inc. distribute natural gas to more than 329,000 customers in Massachusetts, Maine and New Hampshire.

Gas Transmission and Storage Operations

NiSource's Gas Transmission and Storage Operations subsidiaries own and operate approximately 16,000 miles of interstate pipelines and operate one of the nation's largest underground natural gas storage systems capable of storing approximately 646 billion cubic feet (Bcf) of natural gas. Through its subsidiaries, Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf), Crossroads Pipeline Company and Granite State Gas Transmission, Inc. (Granite State), it owns and operates an interstate pipeline network extending from offshore in the Gulf of Mexico to New York and the eastern seaboard. Together, these companies serve customers in 19 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Gas Transmission and Storage Operations subsidiaries are engaged in several projects that will expand their facilities and throughput. The largest such project is the proposed Millennium Pipeline. The Millennium Pipeline is a project proposed by a partnership of energy companies including Columbia Transmission, which would replace parts of an existing Columbia Transmission pipeline.

NISOURCE INC.

Electric Operations

NiSource generates and distributes electricity through its subsidiary Northern Indiana to approximately 440,000 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 megawatts (mw), six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana's transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,187 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.

In January 2002, Northern Indiana indefinitely shut down its Dean H. Mitchell Generating Station (Mitchell Station). Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, five gas-fired generating units with a net capacity of 306 mw and two hydroelectric plants with a net capability of 10 mw. During the year ended December 31, 2003, Northern Indiana generated 77.2% and purchased 22.8% of its electric requirements. Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating station units and various options regarding the return of the Mitchell Station, constructed in the early 1950's, to service in the second half of 2004.

Other Operations

The Other Operations segment participates in energy-related services including gas marketing, power trading and ventures focused on distributed power generation technologies, including a cogeneration facility, fuel cells and storage systems. PEI operates the Whiting Clean Energy project, which is a 525 mw cogeneration facility that uses natural gas to produce electricity for sale in the wholesale markets and also provides steam for industrial use. Additionally, the Other Operations segment is involved in real estate and other businesses.

See Item 7 for additional information about NiSource's business segments.

Divestiture of Non-Core Assets

Since the Columbia acquisition, NiSource has sold certain businesses judged to be non-core to NiSource's strategy, including Indianapolis Water Company and other assets of IWC Resources Corporation (IWCR), SM&P Utility Resources, Inc. (SM&P), Columbia Propane Corporation, a significant portion of EnergyUSA-TPC Corp. (TPC) net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements, Columbia Energy Resources, Inc. (CER), Columbia Transmission Communications Corporation (Transcom), Columbia Service Partners, Inc., all of the steel-related, inside-the-fence assets of PEI, and other non-core assets (See "Discontinued Operations" in Item 7 and Note 4 of Notes to the Consolidated Financial Statements for additional information.).

Business Strategy

NiSource has focused its business strategy on its core, rate-regulated asset-based businesses with virtually 100% of its operating income generated from the rate-regulated businesses. With the nation's fourth largest natural gas pipeline, the largest natural gas distribution network east of the Rocky Mountains and one of the nation's largest natural gas storage networks, NiSource operates throughout the energy-intensive corridor that extends from the supply areas in the Gulf Coast through the consumption centers in the Midwest, Mid-Atlantic, New England and Northeast. This corridor includes 30% of the nation's population and 40% of its energy consumption. NiSource believes natural gas will be the fuel preferred by customers to meet the corridor's growing energy needs.

Competition and Changes in the Regulatory Environment

The regulatory frameworks applicable to NiSource's operations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on NiSource's operations, structure and profitability. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing gas customers with increased choices for products and services, disposing of non-core assets and operations, and developing new energy-related products and services for residential, commercial and industrial customers.

NISOURCE INC.

NATURAL GAS COMPETITION. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, local distribution company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open, competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines and LDCs allows customers to select services independent from the purchase of the commodity. NiSource's Gas Distribution Operations subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource Gas Distribution Operations subsidiaries for transportation services.

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

NiSource's Other Operations subsidiaries also experience competition for energy sales and related services from third party providers. NiSource meets these challenges through innovative programs aimed at providing energy products and services at competitive prices while also providing new services that are responsive to the evolving energy market and customer requirements.

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

As of December 31, 2003, NiSource had 8,614 employees of whom 3,351 were subject to collective bargaining agreements.

For a listing of certain subsidiaries of NiSource refer to Exhibit 21.

NiSource files various reports with the Securities and Exchange Commission
(SEC). The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. NiSource makes all SEC filings available without charge to the public on its web site at http://www.nisource.com.

ITEM 2. PROPERTIES

NISOURCE INC.

Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2003.

GAS DISTRIBUTION OPERATIONS. NiSource's Gas Distribution Operations subsidiaries own and operate a total of 55,469 miles of pipelines and certain related facilities. This includes: (i) for the five distribution subsidiaries of its Columbia system, 33,624 miles of pipelines, 3,300 acres of underground storage, 8 storage wells and one compressor station with 800 horsepower (hp) of installed capacity, (ii) for its Northern Indiana system, 14,403 miles of pipelines, 27,129 acres of underground storage and 2 compressor stations with a total of 6,000 hp of installed capacity, (iii) for its Bay State system, 5,745 miles of pipelines, (iv) for its Northern Indiana Fuel and Light Company Inc. system, 909 miles of pipelines, and (v) for its Kokomo Gas and Fuel Company system, 788 miles of pipelines. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, Massachusetts, Maine and New Hampshire.

GAS TRANSMISSION AND STORAGE OPERATIONS. Columbia Transmission has 841,992 acres of underground storage, 3,578 storage wells, 11,604 miles of interstate pipelines and 92 compressor stations with 589,519 hp of installed capacity. These operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Columbia Gulf has 4,133 miles of transmission pipelines and 12 compressor stations with 479,102 hp of installed capacity. Columbia Gulf's operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas, Wyoming and the offshore Gulf of Mexico. Granite State Pipeline has 82 miles of transmission pipeline with operations located in Maine, Massachusetts and New Hampshire. Crossroads Pipeline has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroad Pipeline's operations are located in Indiana and Ohio.

ELECTRIC OPERATIONS. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 mw, six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. It has 289 substations with an aggregate transformer capacity of 23,159,300 kilovolt-amps. Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,187 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,786 circuit miles of overhead and 1,769 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 12,794,855 kilovolt-amps and 458,962 electric watt-hour meters.

In January 2002, Northern Indiana indefinitely shutdown its Mitchell Station. Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, five gas-fired generating units with a net capacity of 306 mw and two hydroelectric plants with a net capability of 10 mw. Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating station units and various options regarding the return of the Mitchell Station, constructed in the early 1950's, to service in the second half of 2004. Northern Indiana has requested proposals for outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February 2004, the city of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana expects to discuss the proposal to acquire the land with the city of Gary in the near future. To date, the city has not commenced any legal proceedings.

OTHER OPERATIONS. PEI owns and operates the Whiting Clean Energy project, which is a 525 mw cogeneration facility that uses natural gas to produce electricity for sale in the wholesale markets and also provides steam for industrial use. Through other subsidiaries, NiSource owns Southlake Complex, its 325,000 square foot headquarters building located in Merrillville, Indiana and other residential and development property which it holds for resale in Indiana.

ITEM 2. PROPERTIES

NISOURCE INC.

CHARACTER OF OWNERSHIP. The principal offices and properties of NiSource and its subsidiaries are held in fee and are free from encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of the offices in various communities served are occupied by subsidiaries of NiSource under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is NiSource's practice regularly to pay such amounts, as and when due, unless contested in good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. NiSource does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric lines and gas distribution pipelines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric lines, gas pipelines or related facilities was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS

NISOURCE INC.

1. VIRGINIA NATURAL GAS, INC. V. COLUMBIA GAS TRANSMISSION CORP., FEDERAL ENERGY REGULATORY COMMISSION (FERC)

         On January 13, 2004, Virginia Natural Gas, Inc. (VNG) filed with FERC a "Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies" in Docket No. RP04-139. VNG alleges various violations during the 2002-2003 winter by Columbia Transmission of its firm service obligations to VNG. VNG seeks monetary damages and remedies (exceeding $37 million), and also seeks certain prospective remedies. Columbia Transmission filed its response to the complaint on February 2, 2004, demonstrating the authority under which it had acted and the limitations on FERC's authority to address the issues and damage claims raised by VNG. On February 17, 2004, VNG filed an answer and motion for summary disposition. Columbia filed its response to that most recent VNG pleading on March 3, 2004. FERC has taken no action to date regarding the complaint.

2. ATLANTIGAS CORPORATION V. NISOURCE, ET AL, U.S. DISTRICT COURT, NORTHERN DISTRICT OF MARYLAND AND TRIAD ENERGY RESOURCES, ET AL. V. NISOURCE, ET AL

         In the Atlantigas proceeding, the original complaint was filed in June 2002 in the U.S. District Court, District of Columbia. This original complaint was dismissed for lack of personal jurisdiction on September 29, 2003. A new complaint was filed in the U.S. District Court of Northern Maryland on October 27, 2003. This complaint alleges that various NiSource companies, including Columbia Transmission and Columbia Gulf, and certain "select shippers" engaged in an "illegal gas scheme" that violated federal anti-trust and state law. The "illegal gas scheme" complained of by the plaintiff relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. In January 2004, the defendants filed a motion to dismiss the suit on the issue of Atlantigas' standing to sue and the case is stayed pending argument on that motion.

         The Triad Energy case which was filed in March of 2003 was also originally filed in the U.S. District Court, District of Columbia. This case was a purported class action against various NiSource companies (including Columbia Transmission and Columbia Gulf) as well as several "select shippers" who allegedly benefited from the gas imbalance transactions described in the Atlantigas proceeding. Plaintiffs asserted a claim for damages of $1.716 billion ($5.147 billion if trebled). Based on the Court's decision on personal jurisdiction in Atlantigas, the plaintiffs dismissed this case on October 31, 2003 from the District of Columbia and indicated that the case would be refiled in another jurisdiction. To date, the plaintiffs have not refiled a case against any NiSource companies.

3. VIVIAN K. KERSHAW ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ET AL., CHAUTAUQUA COUNTY COURT, NEW YORK

         Plaintiffs filed a complaint in 2000 against Columbia Natural Resources, a former subsidiary, Columbia Transmission, Columbia Energy Group and Columbia Energy Resources, Inc. The complaint alleges that plaintiffs own an interest in oil and gas leases in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end-user and by improperly deducting post-production costs. Plaintiffs seek the alleged royalty underpayment and punitive damages. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases owned by the defendants. Discovery is still proceeding regarding class certification issues.

NISOURCE INC.


4. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP., ET AL., U.S. DISTRICT COURT, E.D. LOUISIANA

         The plaintiff filed a complaint in 1997, under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf and Columbia Transmission. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mis-measuring the volume and heating content of natural gas produced on Federal land and Indian lands. The Plaintiff's original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. The plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities.

         Plaintiff's second complaint, filed in 1997, repeats the mis-measurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999.

         This case is still in the discovery process.

5.       PRICE ET AL V. GAS PIPELINES, ET AL., STEVENS COUNTY COURT, KANSAS

         This was originally a nationwide class action suit filed in 1999 on behalf of all domestic producers and all state taxing authorities against over 200 natural gas measurers, mostly natural gas pipelines. The plaintiffs allege that, since January 1, 1974, Defendants have mismeasured the volume and/or heating content of natural gas from non-federal oil and gas leases and, as a result, caused substantial royalty underpayments. The allegations in this case are in most respects identical to the allegations in the Grynberg case described above but these allegations apply to all "non-federal" leases. Plaintiffs have filed their Fourth Amendment Petition, in which they narrow the number of defendants, now down to only 53, and the geographic scope of their allegations (from a nationwide class to actions occurring in Kansas, Wyoming and Colorado only). Plaintiffs have also filed a companion suit against the same defendants named in the Fourth Amended Petition alleging mismeasurement relating to BTU content. The only remaining NiSource defendant is Columbia Energy Service Corporation. NiSource is seeking to have Columbia Energy Service Corporation dismissed as a defendant.

6. TAWNEY, ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ROANE COUNTY, WV CIRCUIT COURT

         The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against Columbia Natural Resources alleging that Columbia Natural Resources underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that Columbia Natural Resources fraudulently concealed the deduction of post-production charges. In February 2004, the court certified the case as a class action that includes any person who, after January 1, 1980, received or is due royalties from Columbia Natural Resources (and its predecessors or successors) on lands lying within the boundary of the State of West Virginia. All individuals, corporations, agencies, departments or instrumentalities of the United States of America are excepted from the class. Although NiSource sold Columbia Natural Resources in 2003, it remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. The company intends to appeal the decision granting class certification.

Refer to Footnote 17E,"Other Commitments and Contingencies" in the notes to the consolidated financial statements, for additional information regarding legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

NISOURCE INC.

The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February 1, 2004.

                                                YEARS WITH
NAME                                     AGE     NISOURCE              OFFICE(S) HELD IN PAST 5 YEARS
----                                     ---     --------              ------------------------------
Gary L. Neale.......................     63         14        Chairman, President and Chief Executive Officer of
                                                              NiSource since March 1993.

Samuel W. Miller, Jr................     44          2        Executive Vice President and Chief Operating Officer  of
                                                              NiSource since September 2002.

                                                              Partner in the consulting firm Accenture prior to
                                                              September 2002.

Michael W. O'Donnell................     59          3        Executive Vice President and Chief Financial Officer of
                                                              NiSource since November 2000.

                                                              Senior Vice President and Chief Financial Officer of
                                                              Columbia from October 1993 to October 2000.

Robert C. Skaggs, Jr................     49          3        Executive Vice President, Regulated Revenue of NiSource
                                                              since October 2003.

                                                              President of Columbia Gas of Ohio, Inc. from February
                                                              1997 to October 2003 and Columbia Gas of Kentucky, Inc.
                                                              from January 1997 to October 2003.

                                                              President of Bay State and Northern Utilities, Inc. from
                                                              November 2000 to October 2003.

                                                              President of Columbia Gas of Virginia, Inc., Columbia
                                                              Gas of Maryland, Inc., and Columbia Gas of Pennsylvania,
                                                              Inc. from December 2001 to October 2003.

Peter V. Fazio, Jr..................     64          3        Executive Vice President and General Counsel of NiSource
                                                              since November 2000.

                                                              Partner in the law firm of Schiff Hardin LLP since 1984.

S. LaNette Zimmerman................     59          3        Executive Vice President, Human Resources and
                                                              Communications of NiSource since March 2002.

                                                              Executive Vice President and Chief Human Resources Officer
                                                              at NiSource from November 2000 to February 2002.

                                                              Consultant to NiSource from June 2000 to October
                                                              2000 on human resources and other matters.

                                                              Prior thereto, Sr. Vice President Human Resources at
                                                              Chicago Title and Trust Company.

NISOURCE INC.

                                                YEARS WITH
NAME                                     AGE     NISOURCE              OFFICE(S) HELD IN PAST 5 YEARS
----                                     ---     --------              ------------------------------
Jeffrey W. Grossman.................     52           3       Vice President and Controller of NiSource since November
                                                              2000.

                                                              Vice President and Controller of Columbia from May
                                                              1996 to October 2000.

David J. Vajda......................     48          27       Vice President and Treasurer of NiSource since January
                                                              2003.

                                                              Vice President, Finance, Indiana Energy Group of
                                                              NiSource Corporate Services Company from August 2002
                                                              to December 2002.

                                                              Vice President, Finance and Administration, Merchant
                                                              Energy of NiSource Corporate Services Company from
                                                              October 2000 to July 2002.

                                                              Vice President, Finance of Northern Indiana from February
                                                              2000 to September 2000.

                                                              Controller of Northern Indiana from July 1996 to
                                                              January 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NISOURCE INC.

NiSource's common stock is listed and traded on the New York, Chicago and Pacific stock exchanges. The table below indicates the high and low sales prices of NiSource's common stock, on the composite tape, during the periods indicated.

                                     2003                          2002
                              ---------------------          -------------------
                              HIGH            LOW            High           Low
================================================================================
First Quarter                 21.70          16.39           24.14         19.00
Second Quarter                20.68          17.94           24.99         20.71
Third Quarter                 20.65          18.58           22.05         16.25
Fourth Quarter                21.97          19.70           20.43         14.51
--------------------------------------------------------------------------------

As of December 31, 2003, NiSource had 42,034 common stockholders of record and 262,630,409 shares outstanding.

In February 2003, NiSource issued approximately 13.1 million shares of common stock upon the settlement of forward equity agreements comprising a component of the Corporate PIES. Concurrently with the settlement of the forward agreements, NiSource remarketed most of the underlying debentures, due February 19, 2005, and reset the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders' obligation under the forward equity agreements. The sole purchaser of the remarketed debentures purchased newly-offered 6.15% notes of NiSource Finance due March 1, 2013, using the remarketed debentures as consideration.

In November 2002, NiSource issued 41.4 million shares of common stock at a per-share price of $18.30 ($17.75 on a net basis). The net proceeds of approximately $734.9 million were used to reduce debt.

Holders of shares of NiSource's common stock are entitled to receive dividends when, as and if declared by NiSource's Board of Directors (Board) out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $1.10 per share for 2003 and $1.16 per share for 2002. Beginning with the November 2003 dividend, NiSource reduced its annual dividend to $0.92 per share from $1.16 per share in line with the company's objectives of ongoing debt reduction, cash flow and core business reinvestment for the future. This decision was also influenced by the fact that its dividend yield and payout ratio prior to the dividend reduction were higher than industry averages. At its January 5, 2004 meeting, the Board declared a quarterly common dividend of $0.23 cents per share, payable on February 20, 2004 to holders of record on January 30, 2004.

Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource's subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

The following limitation on payment of dividends applies to Northern Indiana:

So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid or declared on its common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2003, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 41% of the total capitalization including surplus.

ITEM 6.  SELECTED FINANCIAL DATA

NISOURCE INC.

SELECTED SUPPLEMENTAL INFORMATION


Year Ended December 31,
($ in millions except per share data)                                2003           2002           2001          2000         1999*
-----------------------------------------------------------------------------------------------------------------------------------
Gross Revenues
     Gas Distribution                                             3,619.4        2,890.4        3,849.9       1,879.6         883.8
     Gas Transmission and Storage                                 1,033.5        1,014.1          997.1         375.8         150.0
     Electric                                                     1,115.9        1,103.6        1,060.2       1,070.1       1,014.4
     Other                                                          477.8          311.7          363.5         378.2       1,230.2
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL GROSS REVENUES                                              6,246.6        5,319.8        6,270.7       3,703.7       3,278.4
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues (Gross Revenues less Cost of Sales)                  3,060.3        3,070.9        3,126.8       1,838.4       1,392.7
Operating Income                                                  1,116.3        1,152.2          967.9         581.8         445.4
Net Income                                                           85.2          372.5          216.2         150.9         160.4
Shares outstanding at the end of the year (000's)                 262,630        248,860        207,492       205,553       124,139
Number of common shareholders                                      42,034         47,472         49,589        52,085        40,741
Basic Earnings (Loss) Per Share ($)
     Continuing operations                                           1.64           1.89           0.93          0.91          1.24
     Income from discontinued operations                            (1.28)         (0.12)          0.10          0.21          0.05
     Change in accounting                                           (0.03)            --           0.02            --            --
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                             0.33           1.77           1.05          1.12          1.29
-----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share ($)
     Continuing operations                                           1.63           1.87           0.91          0.89          1.22
     Income from discontinued operations                            (1.27)         (0.12)          0.10          0.22          0.05
     Change in accounting                                           (0.03)            --           0.02            --            --
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                           0.33           1.75           1.03          1.11          1.27
-----------------------------------------------------------------------------------------------------------------------------------
Return on average common equity                                       2.0%           9.7%           6.3%          6.3%         12.8%
Times interest earned (pre-tax)                                      2.32           2.08           1.46          1.66          2.20
Dividends paid per share                                             1.10           1.16           1.16          1.08          1.02
Dividend payout ratio                                               333.3%          65.5%         110.5%         96.4%         79.1%
Market values during the year:
     High                                                           21.97          24.99          32.55         31.50         30.50
     Low                                                            16.39          14.51          18.25         12.81         16.56
     Close                                                          21.94          20.00          23.06         30.75         17.88
Book value of common stock                                          16.81          16.78          16.72         16.59         10.90
Market-to-book ratio at year end                                    130.5%         119.2%         137.9%        185.4%        164.0%
Total Assets                                                     16,623.8       17,942.6       18,826.6      20,570.5       7,006.5
Capital expenditures                                                572.5          527.5          531.0         365.8         293.9

Capitalization
     Common stockholders' equity                                  4,415.9        4,174.9        3,469.4       3,409.1       1,353.5
     Preferred and preference stock                                  81.1           84.9           88.6         132.7         139.6
     Company-obligated mandatorily redeemable
       preferred securities of subsidiary trust holding
       solely Company debentures                                       --          345.0          345.0         345.0         345.0
     Long-term debt                                               5,993.4        4,849.5        6,065.1       5,802.7       1,775.8
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                             10,490.4        9,454.3        9,968.1       9,689.5       3,613.9
-----------------------------------------------------------------------------------------------------------------------------------
NUMBER OF EMPLOYEES                                                 8,614          9,307         12,501        14,674         7,399
-----------------------------------------------------------------------------------------------------------------------------------

* 1999 has not been adjusted for the effects of discontinued operations and the consensus reached at the October 25, 2002 Emerging Issues Task Force (EITF) meeting regarding EITF Issue No. 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." Information for those periods is not available.

The results in the table above for years prior to 2001 are not comparable as a result of the Columbia acquisition in 2000. Also, in 2002, NiSource discontinued the amortization of goodwill consistent with SFAS No. 142, "Goodwill and Other Intangible Assets"

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

INDEX                                                                      PAGE
-------------------------------------------------------------------------------
Consolidated Review...................................................      14
     Results of Operations............................................      15
     Liquidity and Capital Resources..................................      17
     Market Risk Disclosures..........................................      22
     Off Balance Sheet Items..........................................      25
     Other Information................................................      26
Results and Discussion of Segment Operations..........................      29
     Gas Distribution Operations......................................      30
     Gas Transmission and Storage Operations..........................      35
     Electric Operations..............................................      39
     Other Operations.................................................      43
-------------------------------------------------------------------------------

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource Inc.'s (NiSource) plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.

Realization of NiSource's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource's businesses, increased competition in deregulated energy markets, dealings with third parties over whom NiSource has no control, actual operating experience of acquired assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

                               CONSOLIDATED REVIEW

EXECUTIVE SUMMARY

NiSource generates nearly all of its net revenue through the sale, distribution, and storage of natural gas and the generation, transmission and distribution of electricity, which are rate regulated. A significant portion of NiSource's operations, most notably in the gas distribution, gas transportation and electric businesses, is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, and the cooling season, which is primarily from June through September, net revenues from gas and electric sales and transportation services are more significant than other months.

As a regulated company, NiSource is exposed to regulatory risk. Currently, NiSource is in discussions with various regulatory bodies. This past year, NiSource implemented several creative agreements by working collaboratively with regulators and other key stakeholders, which provided value for our customers and shareholders. Ohio regulators have approved a surcharge, to begin in April 2004, that will allow Columbia of Ohio to recover previously uncollected bad debts, and will allow payment-troubled customers to have the opportunity to participate in Customer CHOICE(sm) programs for the first time. Columbia Gas of Ohio, Inc. (Columbia of Ohio) offers one of the most successful gas utility choice programs in the nation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

However, the Ohio regulators have recently decided to modify parts of a regulatory stipulation designed to enhance the Customer CHOICE(sm) program and provide Columbia of Ohio customers rate certainty. The Company is likely to seek rehearing on the components that have been modified. Columbia Gas of Pennsylvania, Inc. (CPA) received regulatory approval in October to recover certain costs of an affordable payment plan to low-income gas customers with long-term bill payment problems. This agreement should reduce CPA's arrearages and bad debt write-offs going forward. Northern Indiana Public Service Company (Northern Indiana) received approval from the Indiana Utility Regulatory Commission (IURC) in 2003 to recover costs associated with environmental compliance programs for nitrogen oxide (NOx) pollution-reduction equipment at the company's generating stations. All regulatory matters are discussed in the segments section of the management discussion and analysis.

NiSource has had many accomplishments in the current and recent years. The divestiture of major non-core businesses, which allowed NiSource to reduce debt and business risk, and focus on the core, regulated assets, and the reduction of the dividend in November 2003 has helped NiSource affirm its investment grade credit rating with a stable outlook. In addition NiSource reduced interest expense during 2003 by $51.7 million as compared to last year, or 10 percent, by retiring $1.28 billion in debt and reissuing another $1.35 billion of debt at a lower rate. NiSource also downsized the revolving credit facility by $500 million and retired $345 million in mandatory redeemable preferred securities, which further reduced fixed charges. NiSource currently anticipates that its $1.25 billion 3-year credit facility expiring March 23, 2004 will be replaced during the first quarter of 2004 and will be split between a 364-day facility and a 3-year facility.

NiSource also completed the previously announced divestitures of non-core assets, including the gas exploration and production unit, PEI Holdings Inc.'s
(PEI) steel-related cogeneration assets and the telecommunications business. These sales generated about $305 million after taxes, plus the elimination of roughly $274 million of debt that was assumed by the buyers. This strengthened the balance sheet and lowered NiSource's risk profile. NiSource will capitalize on the stable portfolio of virtually 100 percent regulated and strategically located gas and electric businesses.

In addition, NiSource adopted a new organizational structure that will focus on the regulated, core businesses of strategically located gas and electric operations that generate virtually 100% of the company's operating income. Through this focus on operations and a new organizational structure, NiSource has been able to hold the line on operation and maintenance costs, despite increases in employee benefits and pension costs. Through these and many other efforts NiSource was able to deliver income from continuing operations of $1.64 per share for the year ended December 31, 2003.

Going forward, NiSource will continue to build value and customer trust by capitalizing on its super-regional utility and pipeline operations. NiSource will focus on: continuing to standardize its operations and focus on predictability and reliability; continuing to deliver the best possible service at the lowest cost; continuing to develop innovative ways to help our customers manage heating bills and gas price volatility, with products such as its fixed-price option; continuing to find ways to control the cost of generating electricity; and pursuing projects that will bring long-term attractively priced gas supplies to the market.

Finally, NiSource has always been committed to accurate and complete financial reporting - and requires a strong commitment to ethical behavior by its employees. NiSource's senior management takes an active role in the development of the Form 10-K. In addition, NiSource will continue our mandatory ethics training program in which employees at every level and in every function of our organization participate.

RESULTS OF OPERATIONS

The Consolidated Review information should be read taking into account the critical accounting policies applied by NiSource and discussed in "Other Information" of this Item 7.

Net Income

For the twelve months ended December 31, 2003, NiSource reported income from continuing operations of $425.7 million, or $1.64 per share, compared to $398.1 million, or $1.89 per share, in 2002 and $191.0 million, or 93 cents per share in 2001. All per share amounts are based on basic weighted common shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Including results from discontinued operations and a change in accounting, NiSource reported 2003 net income of $85.2 million, or 33 cents per share, 2002 net income of $372.5 million, or $1.77 per share, and $216.2 million, or $1.05 per share for 2001. Earnings per share are not comparable because of 13.1 million shares issued upon the settlement of forward equity agreements in February 2003 and an equity offering of 41.4 million shares that was completed in November 2002.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the twelve months ended December 31, 2003 were $3,060.3 million, a $10.6 million decrease compared with 2002. Items that favorably impacted the year included colder weather during the heating season in the first quarter amounting to $60.1 million and modest increases in non-traditional and non-weather related volume of $15.4 million. These favorable items were offset by reduced electric revenue of $21.9 million due to cooler weather during the summer cooling season, lower interruptible service revenues and firm service revenues of $19.7 million in the Gas Transmission and Storage Operations segment due to measures undertaken during the first quarter period of sustained, colder-than-normal weather, a decrease in storage and transportation revenues of $13.5 million due mainly to reduced deliveries to power generating facilities, and credits totaling $24.0 million pertaining to the Indiana Utility Regulatory Commission (IURC) electric rate review settlement.

Total consolidated net revenues (gross revenues less cost of sales) for the twelve months ended December 31, 2002 were $3,070.9 million, a $55.9 million decrease compared with 2001. The decrease in revenues was primarily attributable to reduced off-system sales, incentive programs and non-weather-related gas sales totaling $41.5 million; credits totaling $28.1 million pertaining to the IURC electric rate review settlement; $12.9 million from scaling back the energy trading operations and an $8.5 million reduction in gains on the sales of storage base gas. Offsetting the decrease was a $36.6 million impact of favorable weather due to a much colder fall heating season, which increased natural gas sales and deliveries, and a warmer summer cooling season that positively impacted electric sales.

Expenses

Operating expenses were $1,944.0 million in 2003, a $25.3 million increase from 2002. Operating expense increases experienced during the year included $28.5 million in pension and post-retirement expenses, an increase in uncollectible accounts receivable expense amounting to $21.3 million, and increased operating tax expense of $12.3 million consisting primarily of increased property taxes. Expense reductions for 2003 include $27.5 million in reduced administrative and employee-related expense and the approval of a bad debt tracker for Columbia of Ohio for the recovery of $25.2 million of previously uncollected accounts receivable. In addition, NiSource sold Columbia Service Partners, Inc. for a gain of $16.6 million in third quarter of 2003 and Midtex Gas Storage for a gain of $7.5 million in the fourth quarter of 2003. The 2002 period included $24.5 million of insurance recoveries for environmental expenses, a reduction in estimated sales taxes of $11.4 million that occurred in 2002 related to sales of natural gas to customers of a subsidiary previously engaged in the retail and wholesale gas marketing business, a reduction in a reserve for environmental expenditures of $10.0 million and a $10.0 million reversal in reserves related to unaccounted-for gas, offset by $14.8 million of increased expenses related to NiSource's reorganization initiatives and other employee-related costs and $8.7 million related to the recognition of a reserve related to a long-term note receivable.

Operating expenses of $1,918.7 million for 2002 decreased $240.2 million over 2001. A portion of the decrease was attributable to a $123.0 million reduction in operation and maintenance expenses primarily due to lower employee-related, support services and facilities expenses of $35.4 million resulting from reorganization initiatives; insurance recoveries of environmental expenses totaling $24.5 million; a reversal of $30.3 million in reserves for estimated taxes and environmental expenditures; and a reduction of $16.8 million from reduced uncollectible customer accounts and other customer-related expenses. The 2001 period was unfavorably impacted by the $15.5 million litigation settlement related to Market Hub Partners, L.P. (MHP). Also contributing to the decrease was the elimination of $93.1 million of goodwill amortization as a result of a Financial Accounting Standards Board (FASB) accounting standard that affected goodwill amortization beginning January 1, 2002 and $27.1 million primarily from gains on the sales of NiSource's utility line-locating and marking business and a significant portion of TPC's gas trading contracts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)

Other Income (Deductions) in 2003 reduced income $456.4 million compared to a reduction of $535.2 million in 2002. Interest expense, net decreased $51.7 million from 2002 primarily due to lower short-term and long-term interest rates and a decrease in total debt of $191 million from December 31, 2002. Minority interest, consisting of dividends paid on company-obligated mandatorily redeemable preferred securities associated with the Corporate Premium Income Equity Securities (Corporate PIES), was $2.5 million in 2003 compared to $20.4 million in 2002 as a result of the settlement and remarketing of the Corporate PIES in February 2003.

Other Income (Deductions) in 2002 reduced income $535.2 million compared to a reduction of $610.3 million in 2001. Interest expense, net decreased $75.6 million from 2001 primarily due to debt reduction during 2002 of $1.4 billion resulting from proceeds from the sale of 41.4 million shares of common stock, approximating $734.9 million, and the sales of IWCR and SM&P. Lower short-term interest rates also contributed to the decrease. Minority interest, consisting of dividends paid on company-obligated mandatorily redeemable preferred securities associated with the Corporate PIES, was $20.4 million in both 2002 and 2001.

Income Taxes

Income taxes increased $15.3 million in 2003 as compared with 2002 and increased $52.3 million in 2002 over 2001 primarily as a result of higher pre-tax income in each succeeding period. The effective income tax rates were 35.5%, 35.5 % and 46.6% in 2003, 2002 and 2001, respectively. The decrease in the effective tax rate after 2002 was primarily due to discontinuing the amortization of goodwill in 2002. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

Discontinued Operations

Discontinued operations reflected an after-tax loss of $331.7 million, or a loss of $1.28 per share, in 2003 compared to a loss of $25.6 million, or loss of 12 cents per share, in 2002 and income of $21.2 million, or 10 cents per share, in 2001. In 2003, an after-tax loss of $301.2 million was related to the sale of NiSource's exploration and production properties, CER, while a loss of $29.1 million was recognized on the sale of six PEI subsidiaries and a loss of $1.3 million on the sale of Columbia Transmission Communications Corporation (Transcom). The 2002 results were unfavorably impacted by a non-cash charge of $51.3 million, after tax, that was recognized as a result of the continuing depressed market for dark fiber and NiSource's decision to exit the telecommunications business. 2001 results included income of $30.4 million from CER partly offset by a loss of $14.3 million from Transcom, which included an impairment charge of $5.7 million, after-tax. NiSource accounted for CER, six of the PEI subsidiaries, Transcom and water utility assets that were sold in 2002 as discontinued operations.

Change in Accounting

The change in accounting in 2003 of $8.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations. The change in accounting in 2001 is a result of the adoption of the Financial Accounting Standards Board statement on derivative accounting.

LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of NiSource's operations, most notably in the gas distribution, gas transportation and electric businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Net cash from continuing operations for the twelve months ended December 31, 2003 was $472.9 million. Cash used for working capital was $430.7 million, principally driven by increased gas inventories and gas exchange receivables and decreased exchange gas payables, partly offset by lower accounts receivable and the timing of the recovery of gas and fuel costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes and Bay State redeemed $10.0 million of its medium-term notes, with an average interest rate of 7.5% and 7.6%, respectively. The associated redemption premium was $4.6 million.

On December 18, 2003, $55.0 million of new tax-exempt Pollution Control Revenue Refunding Bonds were issued by Jasper County, Indiana on behalf of Northern Indiana. The new tax-exempt bonds were issued on an auction rate basis and bear interest at a floating rate as determined in 35-day increments by the tax-exempt auction process. The proceeds of the bonds were loaned to Northern Indiana, pursuant to a financing agreement dated as of December 1, 2003, and were used to refund Northern Indiana's $55.0 million aggregate principal amount of Jasper County, Indiana Collateralized Pollution Control Refunding Revenue Bonds Series 1991. As a result of the refunding, the final series of First Mortgage Bonds outstanding under Northern Indiana's First Mortgage Indenture were discharged, cancelled and returned to Northern Indiana. There are no longer any First Mortgage Bonds outstanding under the First Mortgage Indenture. Northern Indiana intends to obtain and file in due course in the appropriate recording offices in Indiana the releases necessary to remove the First Mortgage Indenture from the title records with respect to the Northern Indiana property formerly subject to the lien of the First Mortgage Indenture.

On November 4, 2003, NiSource Finance issued $250.0 million of 18-month floating rate unsecured notes that mature May 4, 2005. The notes are callable, at par, at the option of NiSource on or after May 4, 2004. Also on November 4, 2003, NiSource Finance issued $250.0 million of 3.20% three year unsecured notes that mature November 1, 2006. The proceeds were used to repay a portion of NiSource Finance's $750.0 million notes, which matured on November 15, 2003.

On October 20, 2003, NiSource sold all of the steel-related, "inside-the-fence" assets of its subsidiary PEI, to Private Power, LLC (Private Power). The sale included six PEI operating subsidiaries and the name "Primary Energy". Private Power paid approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after tax cash proceeds from the sale, reduced NiSource's debt by $206.3 million. NiSource has accounted for the assets sold as discontinued operations and has adjusted periods after 1999 accordingly. During 2003, NiSource recognized an after-tax loss of $29.1 million related to the sale.

On August 29, 2003, NiSource sold its exploration and production subsidiary, CER to a subsidiary of Triana Energy Holdings for $330.0 million, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. On January 28, 2003, NiSource's former subsidiary Columbia Natural Resources, Inc. (CNR) sold its interest in certain natural gas exploration and production assets in New York for approximately $95.0 million. NiSource has accounted for CER as discontinued operations and has adjusted periods after 1999 accordingly. During 2003, NiSource recognized an after-tax loss of $301.2 million related to the sales.

On July 29, 2003, NiSource filed a shelf registration statement with the Securities and Exchange Commission to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource's pre-existing shelf capacity, provided the Company with an aggregate $2.8 billion of total issuance capacity. After the November 4, 2003 debt offerings discussed previously herein, the Company's shelf capacity remains at $2.3 billion.

On July 21, 2003, NiSource Finance issued $500.0 million of 5.40% eleven-year senior unsecured notes that mature July 15, 2014. The proceeds were used to reduce other maturing debt and for working capital needs. During the time period of March 2003 through July 2003, Northern Indiana redeemed $124.0 million of Northern Indiana medium term notes. On April 15, 2003, NiSource Finance repaid at maturity $300.0 million of its 5.75% two-year senior notes. On March 31, 2003, NiSource Capital Markets Inc. (NiSource Capital Markets) redeemed $75.0 million of its 7.75% Subordinated Debentures due March 1, 2026.

On July 8, 2003 NiSource announced that it would reduce its common stock dividend to 92 cents per share from $1.16 per share on an annual basis. This change took effect beginning with the dividend payable on November 20, 2003. The change in the dividend, the sale of non-core assets, the November 2002 equity offering and ongoing debt reduction efforts have stabilized NiSource's credit ratings, enhanced cash flows and provided funds to reinvest in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource's core businesses for the future. NiSource's decision was also influenced by the fact that its dividend yield and payout ratio prior to the dividend reduction were higher than industry averages.

In February 2003, NiSource issued approximately 13.1 million shares of common stock upon the settlement of forward equity agreements comprising a component of the Corporate PIES. Concurrently with the settlement of the forward agreements, NiSource remarketed most of the underlying debentures, due February 19, 2005, and reset the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders' obligations under the forward equity agreements. The sole purchaser of the remarketed debentures purchased newly-offered 6.15% notes of NiSource Finance due March 1, 2013, using the remarketed debentures as consideration.

In November 2002, NiSource issued 41.4 million shares of common stock at a per-share price of $18.30 ($17.75 on a net basis). The net proceeds of approximately $734.9 million were used to reduce debt.

Credit Facilities

Due to the company's strong liquidity position, NiSource elected not to renew its $500.0 million 364-day credit facility, which expired on March 20, 2003. The 364-day credit facility was used to support the issuance of letters of credit. As a result of the 364-day facility expiring, the $1.25 billion three-year facility that expires on March 23, 2004 was amended to allow for an increase in aggregate letters of credit outstanding from $150.0 million to $500.0 million. The recent reduction in NiSource's short-term borrowing needs is attributable to the $734.9 million of net proceeds from the equity offering during November 2002, the Corporate PIES remarketing, the sale of the exploration and production properties, the sale of PEI's assets and net cash flow from continuing operations. NiSource currently anticipates that its $1.25 billion 3-year credit facility expiring March 23, 2004 will be replaced during the first quarter of 2004 and will be split between a 364-day facility and a 3-year facility.

As of December 31, 2003 and 2002, zero and $150.0 million of commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of December 31, 2002 was 2.25%. In addition, NiSource had outstanding credit facility advances under its 3-year facility of $685.5 million at December 31, 2003, at a weighted average interest rate of 1.82%, and credit facility advances of $763.1 million at December 31, 2002, at a weighted average interest rate of 2.107%. As of December 31, 2003 and 2002, NiSource had $121.4 million and $171.7 million of standby letters of credit outstanding, respectively. As of December 31, 2003, $443.1 million of credit was available under the credit facilities. In addition, NiSource had standby letters of credit of $4.9 million as of December 31, 2003 and 2002 issued under another credit facility.

Debt Covenants

NiSource is subject to two financial covenants under both its 364-day and 3-year revolving credit facilities. These covenants are not expected to change materially under NiSource's current renewal of the credit facilities. On a consolidated basis, NiSource must maintain an interest coverage ratio of not less than 1.75, as determined for each period of four consecutive fiscal quarters. Additionally, NiSource must maintain a debt to capitalization ratio that does not exceed 70 percent. As of December 31, 2003, NiSource was in compliance with these financial covenants.

NiSource is also subject to certain negative covenants under the revolving credit facilities. Such covenants include a limitation on the creation or existence of new liens on NiSource's assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional asset basket equal to 5.0% of NiSource's consolidated net tangible assets. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource's assets to no more than 10.0% of its consolidated total assets. The revolving credit facilities also include a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50.0 million or more.

NiSource's bond indentures generally do not contain any financial maintenance covenants. However, NiSource's bond indentures are generally subject to cross default provisions ranging from uncured payment defaults of $5.0 to $50.0 million, and limitations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

on the incurrence of liens on NiSource's assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional asset basket capped at either 5.0% or 10.0% of NiSource's consolidated net tangible assets.

Sale of Trade Receivables

Columbia of Ohio is a party to an agreement to sell, without recourse, all of its trade receivables, with the exception of certain low-income payment plan receivables, as they originate, to Columbia Accounts Receivable Corporation
(CARC), a wholly-owned subsidiary of Columbia Energy Group (Columbia). CARC, in turn, is party to an agreement under which it sells a percentage ownership interest in the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new receivables to the conduit. As of December 31, 2003, $89.5 million of accounts receivable had been sold by CARC. Canadian Imperial Bank of Commerce (CIBC), the administrative agent for the program, has informed Columbia of Ohio that, CIBC and its commercial paper conduit entities will let all existing receivable securitization agreements expire in the normal course of business. As such, the Columbia of Ohio receivables program with CIBC will terminate on May 15, 2004 and Columbia of Ohio plans to initiate a new program with a new agent and conduit purchaser.

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells a percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004. As of December 31, 2003, $166.8 million of accounts receivable had been sold by NRC. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's, respectively.

Credit Ratings

On July 8, 2003, Moody's Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries, concluding a review for possible downgrade that began on May 13, 2003. Moody's ratings outlook for NiSource and its subsidiaries is now "stable". On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ rating for Columbia. Fitch also lowered the rating of Northern Indiana by one notch to BBB+ due to Fitch's policy of restricting the ratings between a parent and its subsidiaries where short-term financing facilities are solely at the holding company level. This did not reflect weakening credit at Northern Indiana. Fitch's outlook for NiSource and all of its subsidiaries is stable. On June 16, 2003, Standard and Poor's affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor's outlook for NiSource and all of its subsidiaries was revised from negative to stable.

Certain TPC electric trading agreements contain "ratings triggers" that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor's or Baa3 by Moody's. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $5.0 million to $10.0 million. In addition to agreements with ratings triggers, there are other electric or gas trading agreements that contain "adequate assurance" or "material adverse change" provisions. The collateral requirement for those agreements would amount to approximately $48.0 million to $53.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Columbia is the principal for surety bonds issued to guarantee performance under forward gas sales agreements. The surety bonds related to forward gas sales under agreements with Mahonia II Limited have indemnity values amounting to approximately $184.3 million declining over time and have ratings triggers if the credit rating of Columbia falls below BBB at Standard and Poor's or Baa2 at Moody's. Columbia's long-term debt ratings are currently BBB and Baa2 at Standard and Poor's and Moody's, respectively. The collateral requirement from a downgrade below the ratings trigger levels would require the posting of a letter of credit of approximately $184.3 million declining over time. In another, but unrelated transaction, the surety, in accordance with the terms of its indemnity agreement, required NiSource to post a letter of credit in the face amount of approximately $131.0 million, declining over time, to support the bonds. At December 31, 2003, the total amount of letters of credit required with respect to these transactions was $103.2 million.

Contractual Obligations and Commercial Commitments

NiSource has certain contractual obligations that extend beyond 2004. The obligations include long-term debt, mandatorily redeemable preferred stock, lease obligations, and purchase obligations for pipeline capacity, transportation and storage services by NiSource's Gas Distribution Operations subsidiaries. The total contractual obligations in existence at December 31, 2003 and their maturities were:

(in millions)                                          Total        2004        2005        2006        2007        2008       After
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                      $6,109.7    $  118.0    $1,550.5    $  430.5    $  370.9    $   33.5    $3,606.3
Mandatorily redeemable preferred stock                   3.3         0.9         0.9         0.9         0.6          --          --
Capital leases                                           2.0         0.3         0.3         0.4         0.4         0.3         0.3
Operating leases                                       207.8        39.0        33.2        30.3        26.5        22.3        56.5
Purchase obligations                                 1,151.7       210.7       168.6       123.4       106.2        96.0       446.8
------------------------------------------------------------------------------------------------------------------------------------
Total contractual obligations                       $7,474.5    $  368.9    $1,753.5    $  585.5    $  504.6    $  152.1    $4,109.9
------------------------------------------------------------------------------------------------------------------------------------

NiSource has obligations associated with interest and tax payments. For 2004, NiSource projects that it will be required to make interest and tax payments of $890.1 million. Also, NiSource expects to make contributions of $18.1 million to its pension plans and $51.5 million to its postretirement medical and life plans in 2004.

In addition, Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $16.5 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

NiSource has made certain commercial commitments that extend beyond 2004. The commitments include lines of credit, letters of credit and guarantees, which support commercial activities. The total commercial commitments in existence at December 31, 2003, including commercial commitments for discontinued operations, and the years in which they expire were:

(in millions)                                    Total         2004         2005         2006         2007         2008        After
------------------------------------------------------------------------------------------------------------------------------------
Lines of credit                               $  685.5     $  685.5     $     --     $     --     $     --     $     --     $     --
Letters of credit                                126.3         20.4          1.5          0.1          1.1        103.2           --
Guarantees                                     5,820.8        542.9      1,334.6      1,089.6         71.9         77.3      2,704.5
------------------------------------------------------------------------------------------------------------------------------------
Total commercial commitments                  $6,632.6     $1,248.8     $1,336.1     $1,089.7     $   73.0     $  180.5     $2,704.5
------------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Of the commercial commitments outstanding shown above, NiSource had approximately $4.6 billion of debt and capital lease obligations recorded on its consolidated balance sheet at December 31, 2003.

Capital Expenditures

The table below reflects actual capital expenditures by segment for 2003 and 2002 and an estimate for year 2004:

(in millions)                                      2004E        2003        2002
--------------------------------------------------------------------------------
Gas Distribution Operations                      $ 210.2     $ 195.1     $ 196.4
Transmission & Storage Operations                  138.5       120.5       128.0
Electric Operations                                144.7       225.1       197.8
Other Operations                                    25.2        31.8         5.3
--------------------------------------------------------------------------------
Total                                            $ 518.6     $ 572.5     $ 527.5
--------------------------------------------------------------------------------

For 2003, capital expenditures were $572.5 million, an increase of $45.0 million over 2002. The Gas Distribution Operations segment's capital program in 2003 included business initiatives to extend service to new areas and develop future markets through new services that may be added to the existing business and to create a potential new pool of customers, as well as expenditures to ensure safe, reliable and improved service to customers and modernize and upgrade facilities. The Gas Transmission and Storage Operations segment invested primarily in modernizing and upgrading facilities with some expenditure for new business initiatives. The Electric Operations segment capital program included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance regarding nitrogen oxide (NOx) reduction, and additions to electric distribution systems related to new business. While the NOx expenditures are being funded with cash from operations, a portion will be recovered over time through the Northern Indiana environmental tracker. The Other Operations segment primarily reflects capital spending for enterprise-wide information technology infrastructure improvements.

For 2004, the projected capital program is expected to be $518.6 million, which is a decrease of 9%, or $53.9 million, from capital expenditures in 2003. This reduction in the capital expenditure budget is mainly due to a reduction in estimated expenditures for NOx compliance.

Pension Funding

Due to the upswing in the equity markets, the fair value of NiSource's pension fund assets has increased since September 30, 2002. NiSource expects market returns to revert to normal levels as demonstrated in historical periods. However, NiSource may be required to provide additional funding for the pension obligations if returns on plan assets fall short of the assumed 9.0% long-term earnings rate assumption. As a result of the increase in the fair value of the plans assets, NiSource expects pension expense for 2004 to decrease approximately $19.2 million from the amount recognized in 2003. See Note 10 of Notes to the Consolidated Financial Statements for more information.

MARKET RISK DISCLOSURES

Risk is an inherent part of NiSource's energy businesses. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal trading and non-trading risks that are involved in NiSource's energy businesses: commodity market risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with committee oversight that requires constant communication, judgment and knowledge of specialized products and markets. NiSource's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

business, NiSource's risk management policies and procedures continue to evolve and are subject to ongoing review and modification.

Various analytical techniques are employed to measure and monitor NiSource's market and credit risks, including value-at-risk and instrument sensitivity to market factors (VaR). VaR represents the potential loss or gain for an instrument or portfolio from changes in market factors, for a specified time period and at a specified confidence level.

Non-Trading Risks

Commodity price risk resulting from non-trading activities at NiSource's rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional ratemaking process and may be more exposed to commodity price risk.

Effective July 1, 2002, TPC sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Beginning with the effective date of the sale, the primary remaining operations associated with TPC include commercial and industrial gas sales (including arranging supply), power marketing and gas supply associated with NiSource's single merchant cogeneration facility and power trading. With the exception of power trading and one remaining gas trading transaction, which expired in October 2002, since July 1, 2002 the gas-related activities at TPC were no longer considered trading activities for accounting purposes.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates. At December 31, 2003, the combined borrowings outstanding under these facilities totaled $685.5 million. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. The principal amount of such long-term debt subject to interest rate hedges at December 31, 2003 was $1,163.0 million. Based upon average borrowings under agreements subject to fluctuations in short-term market interest rates during 2003 and 2002, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $13.6 million and $17.5 million for the years 2003 and 2002, respectively.

On July 22, 2003, NiSource entered into fixed-to-variable interest rate swap agreements in a notional amount of $500.0 million with four counterparties with an 11-year term. NiSource will receive payments based upon a fixed 5.40% interest rate and pay a floating interest amount based on U.S. 6-month British Banker Association (BBA) LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on either July 15, 2008 or July 15, 2013 at mid-market.

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100 million with two counterparties. Columbia will receive payments based upon a fixed 7.42% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 2.39% per annum. There was no exchange of premium at the initial date of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the right to cancel the swaps on either April 15, 2008 or April 15, 2013 at mid-market.

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement in a notional amount of $100.0 million. NiSource received a settlement payment from the counterparty amounting to $8.2 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

On September 3, 2002, Columbia entered into new fixed-to-variable interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. According to the agreements, NiSource will receive payments based upon a fixed 7.32% interest rate and will pay a floating interest amount based on U.S. 6-month BBA LIBOR plus 2.66% per annum. There was no exchange of premium at inception of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the one-time right to cancel the swaps on September 5, 2007 at mid-market.

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

Trading Risks

Prior to the July 1, 2002 sale of the TPC gas marketing and trading contracts, NiSource's trading operations consisted of gas- and power-related activities. Beginning July 1, 2002, with the exception of one remaining gas trading transaction, which expired in October 2002, the trading activities of TPC have involved power only.

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

The fair values of the contracts related to NiSource's trading operations, the activity affecting the changes in the fair values during 2003, the sources of the valuations of the contracts during 2003 and the years in which the remaining contracts (all power trading) mature are:

(in millions at December 31)                                                                                                   2003
-----------------------------------------------------------------------------------------------------------------------------------
Fair value of trading contracts outstanding at the beginning of the period                                                  $    --
Contracts realized or otherwise settled during the period (including net option premiums received)                             (5.4)
Fair value of new contracts entered into during the period                                                                      3.7
Other changes in fair values during the period                                                                                  0.2
-----------------------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at the end of the period                                                                $  (1.5)
-----------------------------------------------------------------------------------------------------------------------------------

(in millions)                                                2003          2004          2005         2006         2007        After
------------------------------------------------------------------------------------------------------------------------------------
Prices from other external sources                        $  (0.3)      $    --       $    --      $    --      $    --      $    --
Prices based on models/other method                          (0.8)         (0.4)           --           --           --           --
------------------------------------------------------------------------------------------------------------------------------------
Total fair values                                         $  (1.1)      $  (0.4)      $    --      $    --      $    --      $    --
------------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

The caption "Prices from other external sources" generally includes contracts traded on electronic exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within "Prices based on models/other method" are generally valued employing the widely used Black-Scholes option-pricing model.

Market Risk Measurement

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.4 million, $1.3 million and effectively zero, during 2003, respectively. The daily market exposure for the gas marketing and trading portfolios on an average, high and low basis was $0.3 million, $0.5 million and $0.1 million during 2003, respectively. Prospectively, management has set the VaR limits at $2.5 million for power trading and $0.5 million for gas marketing. Exceeding the VaR limits would result in management actions to reduce portfolio risk.

Refer to "Critical Accounting Policies" of this Item 7, and "Risk Management Activities" in Notes 1 and 7, respectively, of Notes to the Consolidated Financial Statements for further discussion of NiSource's risk management.

OFF BALANCE SHEET ARRANGEMENTS

NiSource has issued guarantees that support up to approximately $1.5 billion of commodity-related payments for its current subsidiaries involved in energy marketing and power trading and to satisfy requirements under forward gas sales agreements of a former subsidiary. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets. In addition, NiSource has other guarantees, purchase commitments, operating leases, lines of credit and letters of credit outstanding. Refer to Note 7, Risk Management Activities, and Note 17, Other Commitments and Contingencies, for additional information about NiSource's off balance sheet arrangements.

Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $16.5 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

In addition, NiSource has sold certain accounts receivable. NiSource's accounts receivable programs qualify for sale accounting because they meet the conditions specified in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities." In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. NiSource does not retain any interest in the receivables under these programs. Refer to Note 16, Fair Value of Financial Instruments, of the Consolidated Financial Statements for additional information on these agreements.

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

BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource's rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $927.7 million and $1,199.0 million at December 31, 2003, and $953.2 million and $156.8 million at December 31, 2002, respectively. Additionally, refer to SFAS No. 143 "Accounting for Asset Retirement Obligations" under this Item 7 heading titled, "Accounting Changes and Recently Issued Accounting Pronouncements".

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

Certain of the regulatory assets reflected on NiSource's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $153.3 million at December 31, 2003. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.

ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. Under SFAS No. 133, as amended, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

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

Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is high. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. NiSource had $166.8 million of price risk management assets and $13.3 million of price risk management liabilities primarily related to hedges at December 31, 2003. The amount of unrealized gains recorded to other comprehensive income was $91.7 million at December 31, 2003.

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

Pursuant to EITF No. 98-10, when certain trading criteria are met, energy contracts, including "energy-related contracts" such as tolling, transportation and storage contracts, should be accounted for at fair value (marked to market) along with any related derivative contracts, recognizing related gains and losses currently in earnings. In the October 2002 EITF meeting, EITF No. 98-10 was rescinded and only contracts meeting the definition in SFAS No. 133 can be marked to market. Refer to Note 7 to the consolidated financial statement for further information.

While the assessment of fair values for NiSource's trading contracts have been mainly based on pricing information for exchange-traded contracts, transportation and storage agreements related to gas trading deals entered into prior to the cessation of gas trading activities were marked to fair value based on the results of internal models. No estimates of fair values on transportation and storage contracts related to gas trading activities remained as of December 31, 2002 due to the sale or expiration of all gas-trading related agreements during the year. In addition, power trading options were marked to fair value through earnings based on internal calculations of fair value employing the widely-used Black-Scholes option pricing model. At December 31, 2003, the fair value of the "mark-to-fair-value" options outstanding was a loss of $1.5 million.

At December 31, 2003, NiSource's balance sheet contained $21.9 million of price risk management assets and $23.4 million of price risk management liabilities related to unrealized gains and losses on trading activities, respectively.

PENSIONS AND POSTRETIREMENT BENEFITS. NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource's pensions and other postretirement benefits see Note 10 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Accounting Changes and Recently Issued Accounting Pronouncements

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", AS SUBSEQUENTLY AMENDED BY SFAS NO. 137, SFAS NO. 138 AND SFAS NO. 149 (COLLECTIVELY REFERRED TO AS SFAS NO.
133). Effective January 1, 2001, NiSource adopted the FASB's Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137, SFAS No. 138 and SFAS 149. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or
(b) a hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

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

EITF ISSUE NO. 02-03 - ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES AND EITF ISSUE NO. 98-10 - ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES. On October 25, 2002, the EITF reached a final consensus in EITF No. 02-03 that gains and losses (realized or unrealized) on all derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. For purposes of the consensus, energy trading activities encompass contracts entered into with the objective of generating profits on, or exposure to, shifts in market prices. This consensus was effective for financial statements issued for periods beginning after December 15, 2002. Upon implementation of EITF No. 02-03 in 2003, NiSource reevaluated its portfolio of contracts in order to determine which contracts were required to be reported net in accordance with the provisions of the consensus. EITF No. 02-03 implementation resulted in equal and offsetting reductions to revenues and cost of sales of $945.4 million, $2,910.8 million and $2,214.8 million for the years ended December 31, 2002, 2001 and 2000 respectively. Accordingly, NiSource's operating income remained unchanged for all periods presented.

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. NiSource adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result an asset retirement obligations liability of $54.3 million was recognized, of which $43.4 was related to assets sold in 2003. In addition, NiSource capitalized $41.3 million in additions to plant assets, net of accumulated amortization, of which $21.7 million was related to assets sold in 2003, and recognized regulatory assets and liabilities of $1.2 million and $4.6 million, respectively. NiSource believes that the amounts recognized as regulatory assets will be recoverable in future rates. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $8.8 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal was approximately $1.0 billion at December 31, 2003 and December 31, 2002 based on rates for estimated removal costs embedded in composite depreciation rates. NiSource reclassified its cost of removal as of December 31, 2002 from accumulated depreciation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

to regulatory liabilities and other removal costs on the consolidated balance sheet and upon adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations" recharacterized the liability as a regulatory liability as of December 31, 2003.

For the twelve months ended December 31, 2003, NiSource recognized accretion expense of $0.6 million. The asset retirement obligations liability totaled $11.4 million at December 31, 2003. Had NiSource adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $49.4 million and $45.0 million at December 31, 2001 and 2000, respectively, of which $38.3 million and $34.6 million were related to assets sold in 2003.

Additionally, refer to "Recently Issued Accounting Pronouncements" in Note 5 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

Environmental Matters

NiSource affiliates have retained environmental liability, including cleanup liability, associated with some of its former operations including those of propane operations, petroleum operations, certain local gas distribution companies and Columbia Energy Resources. Most significant environmental liability relates to former manufactured gas plant (MGP) sites whereas less significant liability is associated with former petroleum operations and metering stations using mercury-containing measuring equipment.

The ultimate liability in connection with the contamination sites will depend upon many factors including the extent of environmental response actions required, other potentially responsible parties and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5, "Accounting for Contingencies" and consistent with American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." As costs become probable and reasonably estimable, reserves will be recorded and adjusted as appropriate. NiSource believes that any environmental response actions required at former operations, for which it is ultimately liable, will not have a material adverse effect on NiSource's financial position.

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain Nisource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. Nisource will monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

Power Outage in the Northeast

On August 14, 2003, a massive power outage affected approximately 50.0 million people in Michigan, Ohio, New York, Pennsylvania, New Jersey, Connecticut, Vermont and Canada and completely darkened major metropolitan areas such as New York City, Cleveland, Detroit and Toronto. Northern Indiana's electric system operated as it was designed and separated its system from the affected blackout area.

Bargaining Unit Contract

As of December 31, 2003, NiSource had 8,614 employees of which 3,351 were subject to collective bargaining agreements. On May 31, 2004, the contracts with Northern Indiana's bargaining unit employees expire. Discussions between Northern Indiana and bargaining unit's union representatives are ongoing.

                  RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information

With the sale of the exploration and production business, NiSource's operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

GAS DISTRIBUTION OPERATIONS

Year Ended December 31, (in millions)                                           2003                  2002                   2001
---------------------------------------------------------------------------------------------------------------------------------
NET REVENUES
     Sales Revenues                                                     $    3,659.9          $    2,905.4           $    3,890.5
     Less: Cost of gas sold                                                  2,625.3               1,921.6                2,887.9
---------------------------------------------------------------------------------------------------------------------------------
Net Sales Revenues                                                           1,034.6                 983.8                1,002.6
     Transportation Revenues                                                   442.0                 405.0                  389.8
---------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                                 1,476.6               1,388.8                1,392.4
---------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Operation and maintenance                                                 615.4                 589.6                  638.1
     Depreciation and amortization                                             190.2                 189.2                  228.8
     Other taxes                                                               164.6                 150.9                  144.7
---------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                       970.2                 929.7                1,011.6
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                        $      506.4          $      459.1           $      380.8
=================================================================================================================================
REVENUES ($ IN MILLIONS)
     Residential                                                        $    2,356.2          $    1,790.7           $    2,231.0
     Commercial                                                                841.3                 625.8                  842.4
     Industrial                                                                194.0                 101.9                  131.8
     Transportation                                                            442.0                 405.0                  389.8
     Off System Sales                                                           86.1                 191.5                  636.8
     Other                                                                     182.3                 195.5                   47.9
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                   $    4,101.9          $    3,310.4           $    4,279.7
---------------------------------------------------------------------------------------------------------------------------------

SALES AND TRANSPORTATION (MDTH)
     Residential sales                                                         230.4                 223.4                  220.3
     Commercial sales                                                           89.7                  83.6                   92.8
     Industrial sales                                                           21.8                  17.3                   15.3
     Transportation                                                            522.9                 536.9                  507.7
     Off System Sales                                                           10.5                  62.8                  170.4
     Other                                                                       3.6                   0.2                    0.3
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                          878.9                 924.2                1,006.8
---------------------------------------------------------------------------------------------------------------------------------

HEATING DEGREE DAYS                                                            5,134                 4,757                  4,500
NORMAL HEATING DEGREE DAYS                                                     4,949                 5,129                  5,144
% COLDER (WARMER) THAN NORMAL                                                      4%                   (7%)                  (13%)

CUSTOMERS
     Residential                                                           2,278,768             2,318,862              2,294,395
     Commercial                                                              210,967               216,024                213,052
     Industrial                                                                6,009                 5,818                  5,835
     Transportation                                                          779,802               705,430                720,993
     Other                                                                       135                   146                    150
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                      3,275,681             3,246,280              3,234,425
---------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

GAS DISTRIBUTION OPERATIONS

Competition

Gas Distribution Operations competes with investor-owned, municipal, and cooperative electric utilities throughout its service area, and to a lesser extent with other regulated natural gas utilities and propane and fuel oil suppliers. Gas Distribution Operations continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas. Competition with providers of electricity is generally strongest in the residential and commercial markets of Kentucky, southern Ohio, central Pennsylvania and western Virginia where electric rates are primarily driven by low-cost, coal-fired generation. In Ohio and Pennsylvania, gas on gas competition is also common. Gas competes with fuel oil and propane in the New England markets mainly due to the installed base of fuel oil and propane-based heating which, over time, has comprised a declining percentage of the overall market.

Restructuring

During 2002, NiSource carried out a new reorganization initiative, which resulted in the elimination of approximately 400 positions throughout all NiSource segments mainly affecting executive and other management-level employees. Gas Distribution Operations accrued approximately $7.8 million of salaries, benefits and facilities costs associated with the reorganization initiative. The charge included $2.4 million related to the consolidation of facilities affecting leased office space in Richmond, Virginia and Mount Lebanon, Pennsylvania. Payments made in 2003 in respect of the restructuring items within Gas Distribution Operations were $5.6 million. Additionally, during 2003, the restructuring reserve was decreased by $3.1 million related to previous reorganization initiatives due to adjustments in estimated costs. The restructuring liability at December 31, 2003 and 2002 was $9.9 million and $18.7 million, respectively.

Regulatory Matters

Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution Operations' facilities for transportation services. Beginning in the mid-1990s, Gas Distribution Operations has provided these "CHOICE(R)" programs for their retail customers. Through December 2003, approximately 0.8 million of Gas Distribution Operations' residential and small commercial customers have selected an alternate supplier.

Gas Distribution Operations continues to offer Customer Choice(SM) opportunities through regulatory initiatives in all of its jurisdictions. While Customer Choice(SM) programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Gas Distribution Operations expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, the Gas Distribution Operations subsidiaries are sometimes left with pipeline capacity they have contracted for, but no longer need. The state commissions in jurisdictions served by Gas Distribution Operations are at various stages in addressing these issues and other transition considerations. Gas Distribution Operations is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering transition costs include incentive sharing mechanisms, reducing levels of reserved pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

Through October 2004, Columbia of Ohio is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's CHOICE(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and, (3) allow Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia Gas of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE (R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE (R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-systems sales. The order allows Columbia of Ohio to record post-in-service-carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant. Although this order will have a minimal impact on 2004, NiSource's initial estimate is that this order, if left unchanged, could potentially reduce operating income by approximately $20 million annually 2005 through 2007. Columbia Gas of Ohio anticipates, consistent with standard regulatory process, petitioning the commission for rehearing on the components which have been modified.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

GAS DISTRIBUTION OPERATIONS

As part of the 2002 annual review of Columbia of Ohio's gas cost recovery rates, the PUCO retained Exeter Associates, Inc. ("Exeter") to conduct a management/performance review of Columbia of Ohio's gas purchasing practices and strategies. On July 25, 2003, Exeter filed its final audit report. In the audit report Exeter questioned Columbia of Ohio's decision to recontract for all of its pipeline capacity, and recommended that Columbia of Ohio should contract for only that post-October 2004 capacity necessary to serve its bundled service customers, to meet the balancing requirements of CHOICE(R) customers, and to accommodate the capacity assignment elections of CHOICE(R) suppliers. According to Exeter, this approach would eliminate the need for Columbia of Ohio to engage in off-system sales activities to recover stranded costs. Exeter also criticized Columbia of Ohio's procedures for dealing with operational flow orders and operational matching orders, which procedures had been the subject of a stipulation previously approved by the PUCO. Exeter therefore recommended that Columbia of Ohio's procedures for dealing with operational flow orders and operational matching orders be revised. Exeter further criticized Columbia of Ohio's volume banking and balancing service because the service allegedly does not reflect the costs of certain interstate pipeline charges, and recommended that Columbia of Ohio redesign its balancing rates. The issues raised in the Exeter report will be resolved by the PUCO either in a rehearing on the stipulation or in the 2002 gas cost recovery case.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. The approval of the tracker will allow for the recovery of $25.2 million in previously uncollected accounts receivable for Columbia of Ohio.

On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing for 2002 on August 29, 2002. The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Testimony was filed indicating that some gas costs should not be recovered. On September 30, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor. Northern Indiana made its annual filing for 2003 on August 26, 2003. The IURC approved implementation of interim rates subject to refund, effective November 1, 2003. NiSource expects the proceeding with respect to the 2003 program to be concluded during the second quarter of 2004. In addition, the gas cost incentive mechanism program, which allows the sharing of any cost savings or cost increases with the customers expires at the end of 2004, under the current settlement approved by the IURC. NiSource expects the program to continue after 2004.

Effective November 2003, the Pennsylvania Public Utility Commission approved a surcharge allowing CPA. to recover certain expenses related to Columbia's Customer Assistance Program for low-income customers. The Customer Assistance Program is available to customers with incomes at or below 150% of the poverty level. The estimated increase in annual revenues as a result of the surcharge is $11.5 million annually. However, the surcharge will fluctuate based on the number of customers and cost of gas. Approximately $1.8 million is reflected in the year ended December 31, 2003. The Pennsylvania Public Utility Commission approved the Customer Assistance Surcharge on October 30, 2003, subject to customer complaint cases filed in opposition to the surcharge.

Environmental Matters

Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2003, a reserve has been recorded to cover probable environmental response actions. Refer to Footnote 17G "Environmental Matters" in the notes to the consolidated financial statements, for additional information regarding environmental matters for the Gas Distribution Operations segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

GAS DISTRIBUTION OPERATIONS

Market Conditions

An economic slowdown during 2001, which has extended through 2003, contributed to lower demand and the reduced industrial production and fuel switching (to coal, heating oil and distillate) resulted in industrial throughput falling 25% from its peak of over 400 billion cubic feet (Bcf). The steel industry, which has historically represented over two-thirds of the industrial throughput in Indiana and over one-third of the industrial throughput in the major markets of Ohio, Pennsylvania and Kentucky, was particularly hard hit with a number of steel-related companies filing for bankruptcy.

Spot prices for the winter of 2002-2003 were in the $4.00-$6.00 per dekatherm
(Dth) range with a large spike toward $10 in February, significantly higher than the prices experienced during the 2001-2002 winter season. Entering the 2002-2003 winter season, storage levels were near the top of the five-year range; however, concerns over lower levels of natural gas production and near-normal temperatures sustained higher prices. Mid-way through the 2002-2003 winter season natural gas storage levels fell below the trailing five-year average ending the winter season with the lowest level of gas in storage ever recorded by the Energy Information Administration (EIA) since the EIA began recording such data in 1976.

Throughout the summer of 2003, prices stayed between $4.50 and $5.50/Dth. Thus far during the winter of 2003-2004 price levels are between $5.00 and $7.00/Dth, though stocks of storage gas continue to be higher than the five-year average.

All NiSource Gas Distribution Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the balance sheet to be included in future customer billings. During times of unusually high gas prices, throughput and net revenue may be adversely affected as customers may reduce their usage as a result of higher gas cost.

The Gas Distribution Operations companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of their service territory, the sale of products and services in their service territories and gas supply cost incentive mechanisms for service to their core markets. The upstream products are made up of transactions that occur between an individual Gas Distribution company and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by NiSource to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations company system. The incentive mechanisms give the Gas Distribution Operations companies an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions vary by operating company with some sharing the benefits with customers and others using these revenues to mitigate transition costs occurring as the result of customer choice programs described above under "Regulatory Matters."

Capital Expenditures

The Gas Distribution Operations segment's net capital expenditure program was $195.1 million in 2003 and is projected to be approximately $210.2 million in 2004. New business initiatives totaled approximately $85.6 million in 2003 and are expected to be $82.6 million in 2004. The remaining expenditures are primarily for modernizing and upgrading facilities.

Weather

In general, NiSource calculates the weather related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. Normal is evaluated using heating degree days across the NiSource distribution region. While the temperature base for measuring heating degree-days (i.e. the estimated average daily temperature at which heating load begins) varies slightly across the region, the NiSource composite measurement is based on 62 degrees. In 2003, NiSource changed its definition of normal heating degree-days using weather information from the average of 30 years ended 2001. This resulted in a decrease in normal heating degree-days of about 3.5%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

GAS DISTRIBUTION OPERATIONS

Weather in the Gas Distribution Operations service territories for 2003 was approximately 4% colder than normal and 8% colder than 2002, increasing net revenues by approximately $60.1 million over the year ended December 31, 2002.

In 2002, weather in the Gas Distribution Operations service territories was 7% warmer than normal. However, weather conditions were 6% colder than for the year ended December 31, 2001, which resulted in increased net revenue of approximately $21.8 million over 2001.

Throughput

Total volumes sold and transported for the year ended December 31, 2003 were
878.9 million dekatherms (MDth), compared to 924.2 MDth for 2002. This reduction was primarily due to a decrease in off-system sales as a result of fewer market opportunities.

Total volumes sold and transported of 924.2 MDth for 2002 decreased 82.6 MDth from 2001. This decrease was primarily due to the decline in off-system sales.

Net Revenues

Net revenues for 2003 were $1,476.6 million, up $87.8 million from 2002, mainly as a result of increased deliveries of natural gas to residential, commercial and industrial customers of $60.1 million due to colder weather during the first quarter of 2003, increased non-traditional revenues of $8.6 million and higher cost trackers and gross receipts taxes generally offset in operating expenses.

Net revenues for 2002 were $1,388.8 million, down $3.6 million from 2001 mainly as a result of a decrease in off-system sales and incentive programs amounting to $24.3 million, mostly offset by a $21.8 million increase in gas distribution revenue as a result of colder weather as compared to 2001.

Operating Income

For the twelve months ended December 31, 2003, operating income for the Gas Distribution Operations segment was $506.4 million, an increase of $47.3 million over the same period in 2002. The increase was the result of higher net revenue mentioned above, the approval of a bad debt tracker for Columbia of Ohio for the recovery $25.2 million of previously uncollected accounts receivable and reduced administrative and employee related expenses of $14.5 million. These benefits to operating income were offset in part by increased bad debt expense of $25.9 million, higher pension and postretirement expenses of $9.8 million, and $22.4 million of insurance recoveries for environmental expenses recognized in the 2002 period.

For the twelve months ended December 31, 2002, operating income for the Gas Distribution Operations segment was $459.1 million, an increase of $78.3 million over the same period in 2001. The increase consisted of $21.8 million from increased deliveries as a result of favorable weather and $81.9 million from lower operating expenses. These lower operating expenses consisted mainly of the discontinuation of the amortization of goodwill of $42.8 million, $22.4 million of insurance recoveries for environmental expenses, decreased employee-related and support services expenses resulting from reorganization initiatives of $19.3 million and reductions of $9.2 million in reduced uncollectible customer accounts and other customer related expenses. The favorable variances were partially offset by a decrease of $24.3 million in off-system sales and incentive programs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS

Year Ended December 31, (in millions)              2003        2002        2001
--------------------------------------------------------------------------------
OPERATING REVENUES
     Transportation revenues                   $  663.2    $  730.4    $  756.7
     Storage revenues                             177.9       178.9       178.9
     Other revenues                                12.2        12.9        28.1
--------------------------------------------------------------------------------
Total Operating Revenues                          853.3       922.2       963.7
Less: Cost of gas sold                             16.0        47.8        80.1
--------------------------------------------------------------------------------
Net Revenues                                      837.3       874.4       883.6
--------------------------------------------------------------------------------
OPERATING EXPENSES
     Operation and maintenance                    278.3       316.2       321.0
     Depreciation and amortization                111.4       109.4       161.4
     Gain on sale or impairment of assets          (1.8)       (2.2)         --
     Other taxes                                   50.6        52.7        52.2
--------------------------------------------------------------------------------
Total Operating Expenses                          438.5       476.1       534.6
--------------------------------------------------------------------------------
Operating Income                               $  398.8    $  398.3    $  349.0
================================================================================
THROUGHPUT (MDTH)
Columbia Transmission
     Market Area                                1,018.9     1,043.8       970.2
Columbia Gulf
     Mainline                                     612.6       614.4       626.3
     Short-haul                                   124.4       146.9       184.7
Columbia Pipeline Deep Water                        7.4         0.7         2.9
Crossroads Gas Pipeline                            34.3        29.2        37.4
Granite State Pipeline                             33.4        33.2        29.1
Intrasegment eliminations                        (592.1)     (553.9)     (609.3)
--------------------------------------------------------------------------------
Total                                           1,238.9     1,314.3     1,241.3
--------------------------------------------------------------------------------

Pipeline Firm Service Contracts

Since implementation of Order No. 636 in the early 1990's, the services of Columbia Transmission and Columbia Gulf have consisted of open access transportation services, and open access storage services in the case of Columbia Transmission. These services are provided primarily to local distribution companies (LDC), and compete to some degree with comparable services provided by other interstate pipelines. The majority of the firm contracts that were restructured in Order No. 636 expire in late 2004. Customer decisions on capacity re-subscription are affected by many factors, including decisions by state regulators on the treatment of pipeline capacity agreements in the context of LDC unbundling proceedings. Several LDC's have effectively extended their long-term capacity commitments and the companies are in the process of negotiating with other firm capacity holders.

Transportation for New Electric Generation Projects

Columbia Transmission received approval from the FERC to construct facilities to provide service at levels up to 560,000 Dth per day to three electric generating facilities originally planned to be in service in 2003. Due to market conditions, customers at two of the proposed electric generation facilities elected to cancel the underlying contracts for service, and plans for these facilities have been terminated. Initial service to a 1,020-megawatt generating facility in Maryland began in November 2003 under contracts providing up to 270,000 Dth per day of transportation capacity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium), in which Columbia Transmission is participating and will serve as developer and operator, will provide access to a number of supply and storage basins and the Dawn, Ontario, trading hub. The Millennium partnership recently announced its intention to develop the project in two phases. Phase 1 of the project, subject to demand, is expected to be in service by November 2006 and will include the 186-mile section from Corning, N.Y. to Ramapo, N.Y., transporting 500,000 Dth per day. Millennium's upstream link will be via the Empire State Pipeline, an existing pipeline that originates at the Canadian border and extends easterly to near Syracuse. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, N.Y. This will provide a continuous link between Canadian gas supplies and the Millennium Pipeline with a capacity of at least 250,000 Dth per day. Assuming the resolution of certain permitting issues discussed below, plans call for the 46-mile Millennium Phase 2 to cross the Hudson River, linking to the New York City metropolitan market via the Consolidated Edison distribution system.

On September 19, 2002, the FERC issued its order granting final certificate authority for the original Millennium project and specified that Millennium may not begin construction until certain environmental and other conditions are met. One such condition, impacting Phase 2 of the project, is compliance with the Coastal Zone Management Act, which is administered by the State of New York's Department of State (NYDOS). NYDOS has determined that the Hudson River crossing plan is not consistent with the Act. Millennium's appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the U.S. Department of Commerce ruling relating to the project's Hudson River crossing plan in the U.S. District Court for the District of Columbia on February 13, 2004. Millennium is in ongoing discussions with potential shippers regarding the extent, location, and timing of their needs and anticipates filing, later in 2004, to amend its FERC certificate to accommodate the above-described phasing of the project.

The sponsors of the proposed Millennium project are Columbia Transmission, Westcoast Energy, Inc. (subsidiary of Duke Energy Corp.), TransCanada Pipe Lines Ltd. and MCN Energy Group, Inc. (subsidiary of DTE Energy Co.).

Regulatory Matters

On February 28, 2003, Columbia Transmission filed with the Federal Energy Regulatory Commission (FERC) certain scheduled annual rate adjustments, designated as the Transportation Costs Rate Adjustment (TCRA), Retainage Adjustment Mechanism (RAM), and Electric Power Cost Adjustment (EPCA). These filings seek to recover certain expenses relating to transportation costs incurred by Columbia Transmission on interconnecting pipelines and electric costs incurred in the operation of certain compressors (TCRA and EPCA, respectively), as well as quantities of gas required by Columbia Transmission to operate its pipeline system (RAM). The recovery of each of these costs is done through a "tracker" which ensures recovery of only actual expenses. On October 1, 2003, FERC issued an order accepting Columbia Transmission's compliance filing supporting its TCRA filing, and accepting the full recovery of upstream transportation costs as proposed in the filing. On February 11, 2004, FERC approved an order regarding the annual EPCA filing, which upheld Columbia Transmission's ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover electric power costs incurred by a newly expanded electric-powered compressor station from specific customers. The order also limits Columbia Transmission's ability to prospectively discount its EPCA rates. Management does not believe this order will have a material financial impact. The FERC has not yet issued a final Order in Columbia Transmission's 2003 RAM proceeding.

Restructuring

During 2002, NiSource carried out a new reorganization initiative, which resulted in the elimination of approximately 400 positions throughout all NiSource segments mainly affecting executive and other management-level employees. During 2002, Gas Transmission and Storage Operations accrued approximately $14.8 million of salaries, benefits and facilities costs associated with the reorganization initiative. Payments made in 2003 in respect of restructured items within Gas Transmission and Storage Operations was $8.3 million. Additionally, during 2003, the restructuring reserve was decreased by $1.5 million related to previous reorganization initiatives due to adjustments in estimated costs. The restructuring liability at December 31, 2003 and 2002 was $7.1 million and $16.9 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Environmental Matters

Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of December 31, 2003, a reserve has been recorded to cover probable environmental response actions. Refer to Footnote 17G "Environmental Matters" in the notes to the consolidated financial statements, for additional information regarding environmental matters for the Gas Transmission and Storage Operations.

Storage Base Gas Sales

Base gas represents storage volumes that are maintained to ensure that adequate pressure exists to deliver current gas inventory. As a result of ongoing improvements made in its storage operations, Columbia Transmission determined that a portion of these storage volumes were no longer necessary to maintain deliverability. Columbia Transmission sold 0.8 MDth, 2.0 MDth and 5.4 MDth of storage base gas volumes during 2003, 2002 and 2001, respectively. These sales resulted in pre-tax gains of $1.6 million, $2.9 million and $11.4 million in 2003, 2002 and 2001, respectively.

Long-Term Notes Receivable

In 1999, Columbia Transmission sold certain gathering facilities to a third party for approximately $22 million. The buyer executed a promissory note, which provides for payment of the purchase price to Columbia Transmission over a five-year period. In the second quarter of 2002, an appropriate reserve was recorded against the receivable in light of the failure to receive timely payments from the counterparty. During the third quarter, of 2002 management negotiated a new payment schedule and secured a guarantee from the third party's parent company as security for the note. Columbia Transmission is in discussions with the counterparty about its failure to make a $500,000 payment that was due on January 1, 2004. A notice of default was sent on February 10, 2004. The counterparty has until March 11, 2004 to make this payment or Columbia Transmission will proceed to execute the default remedies outlined in the agreement. At December 31, 2003, the balance of the note was $9.2 million.

Capital Expenditure Program

The Gas Transmission and Storage Operations segment's capital expenditure program was $120.5 million in 2003 and is projected to be approximately $138.5 million in 2004. New business initiatives totaled approximately $16.2 million in 2003. Only $3.1 million of new business expenditures in 2004 are currently budgeted excluding any capital requirements for the proposed Millennium project. The remaining expenditures are primarily for modernizing and upgrading facilities and complying with the requirements of the U.S. Department of Transportation's (DOT) recently issued Integrity Management Rule. The DOT Integrity Management Rule requires that high consequence areas on transmission lines be assessed and remediated, if required, within a 10-year period beginning December 2002. Compliance will entail extensive assessment, including pipeline modifications to allow for testing devices, and facility replacement depending on test results.

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

Throughput for the Gas Transmission and Storage Operations segment totaled 1,238.9 MDth for 2003, compared to 1,314.3 MDth in 2002. The decrease of 75.4 MDth was primarily due to lower deliveries to dual fueled electric power generators, which chose not to run on the high priced gas experienced throughout 2003. Also, contributing to the decrease was the continued decline of offshore natural gas production.

Throughput for the Gas Transmission and Storage Operations segment totaled 1,314.3 MDth for 2002, compared to 1,241.3 MDth in 2001. The increase of 73.0 MDth reflected slightly colder weather in 2002 and an increase in market demand.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Net Revenues

Net revenues were $837.3 million for 2003, a decrease of $37.1 million from 2002. The decrease was primarily due to $9.3 million of lower interruptible service revenues and $10.4 million of lower firm service revenues. The decline in interruptible revenues was due to higher use of capacity by firm customers resulting in less capacity available for interruptible services. Firm service revenues were reduced due to actions taken to alleviate late season deliverability limitations in the pipeline's eastern storage fields. The limitations resulted from the cumulative effect of facility outages that restricted eastern storage field inventory, a work stoppage that extended the outages and above-normal demand on storage withdrawals due to sustained cold weather. In addition, storage and transportation revenues decreased $13.5 million primarily due to reduced deliveries to power generating facilities.

Net revenues were $874.4 million for 2002, a decrease of $9.2 million from 2001. The decrease was primarily due to an $8.5 million reduction in gains on the sales of storage base gas that occurred in the 2002 period compared to the 2001 period.

Operating Income

Operating income of $398.8 million in 2003 increased $0.5 million from 2002. The $37.1 million decline in revenues discussed above was offset by a $12.5 million reduction in employee-related and administrative expense, an improvement to income of $11.0 million based on a decrease in estimated environmental expenditures, and a $6.6 million reversal of a litigation reserve relating to a lawsuit that was settled in the second quarter of 2003. The 2002 period was also favorably impacted a reduction in a reserve for environmental expenditures of $10.0 million, a $10.0 million reduction in reserves related to unaccounted-for gas, offset by $14.8 million of increased expenses related to NiSource's reorganization initiatives and other employee-related costs and $8.7 million related to the recognition of a reserve related to a long-term note receivable.

Operating income of $398.3 million in 2002 increased $49.3 million from 2001. The increase was due primarily to the effects of discontinuing the amortization of $50.3 million of goodwill, a reduction in a reserve for environmental expenditures of $10.0 million, a $10.0 million reduction in reserves related to unaccounted-for gas and lower employee-related and support services expenses approximating $13.6 million. The favorable impacts were partly offset by $8.5 million from lower gains on the sales of storage base gas that occurred in the 2002 period, compared with the 2001 period, expenses related to NiSource's reorganization initiatives totaling $14.8 million and $8.7 million related to the recognition of a reserve related to a long-term note receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS

Year Ended December 31, (in millions)         2003           2002          2001
--------------------------------------------------------------------------------
NET REVENUES
     Sales revenues                     $  1,092.8     $  1,137.4    $  1,064.5
     Less: Cost of sales                     364.2          369.0         277.6
--------------------------------------------------------------------------------
Net Revenues                                 728.6          768.4         786.9
--------------------------------------------------------------------------------
OPERATING EXPENSES
     Operation and maintenance               224.7          222.8         223.3
     Depreciation and amortization           175.1          172.2         166.8
     Other taxes                              61.3           51.1          56.1
--------------------------------------------------------------------------------
Total Operating Expenses                     461.1          446.1         446.2
--------------------------------------------------------------------------------
Operating Income                        $    267.5     $    322.3    $    340.7
================================================================================
REVENUES ($ IN MILLIONS)
     Residential                        $    294.9     $    309.5    $    295.7
     Commercial                              289.8          297.2         292.9
     Industrial                              380.2          393.6         404.0
     Wholesale                                92.8           92.9          29.6
     Other                                    35.1           44.2          42.3
--------------------------------------------------------------------------------
Total                                   $  1,092.8     $  1,137.4    $  1,064.5
--------------------------------------------------------------------------------
SALES (GIGAWATT HOURS)
     Residential                           3,122.5        3,228.4       2,956.9
     Commercial                            3,579.7        3,618.3       3,446.3
     Industrial                            8,972.2        8,822.4       8,935.5
     Wholesale                             2,623.2        2,983.5         845.0
     Other                                   141.6          123.3         127.6
--------------------------------------------------------------------------------
Total                                     18,439.2       18,775.9      16,311.3
--------------------------------------------------------------------------------
COOLING DEGREE DAYS                            572          1,015           801
NORMAL COOLING DEGREE DAYS                     808            792           792
% WARMER (COLDER) THAN NORMAL                  (29%)           28%            1%

ELECTRIC CUSTOMERS
     Residential                           388,123        384,891       381,440
     Commercial                             49,252         48,286        47,286
     Industrial                              2,543          2,577         2,643
     Wholesale                                  21             22            23
     Other                                     794            799           801
--------------------------------------------------------------------------------
Total                                      440,733        436,575       432,193
--------------------------------------------------------------------------------

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes., that will impact Electric Operations' structure and profitability. Notwithstanding those changes, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to improve operating efficiencies in this changing environment and improve the transmission interconnections with neighboring electric utilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

The economic situation in the steel and steel-related industries continues to have an impact on electric sales. The Indiana facilities of LTV Corporation
(LTV) and Bethlehem Steel, which declared bankruptcy, were acquired by International Steel Group (ISG) in early 2002. The steel sector continues to show improvement, with a 6% improvement in sales for 2003 over 2002. The acquisitions of Bethlehem Steel and National Steel by ISG and U.S. Steel, respectively, have been completed.

Restructuring

During the third quarter of 2002, NiSource carried out a new reorganization initiative, which resulted in the elimination of approximately 400 positions throughout all NiSource segments mainly affecting executive and other management-level employees. During 2002, Electric Operations accrued approximately $2.5 million of salaries and benefits associated with the reorganization initiative. Payments of $0.6 million were made in 2003 in respect of the reorganization initiatives mentioned above. Additionally, during 2003, the restructuring reserve was decreased by $0.1 million related to previous reorganization initiatives. The restructuring program for Electric Operations is substantially complete with $0.7 million remaining of restructuring liability at December 31, 2003.

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $52.0 million were recognized for electric customers in 2003. The order adopting the settlement was appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. On October 14, 2003, the Appeals Court upheld the IURC's approval of the settlement. The Citizens Action Coalition of Indiana and the fourteen residential customers have filed a petition for transfer to the Supreme Court of Indiana.

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

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to the ITC and issued an order addressing the pricing of electric transmission. An IURC order approving the transfer of functional control of the transmission system to the ITC was issued on September 24, 2003. An uncontested settlement that authorized the reimbursement of $7.4 million to Northern Indiana for incurred costs was approved by the FERC on July 31, 2003. This reimbursement was received on September 30, 2003. Functional control was transferred to the ITC and MISO on October 1, 2003.

As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. A hearing at the IURC is scheduled for March 15, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a fair, efficient and non-discriminatory manner. MISO filed detailed tariff information, with a planned initial operation date of March 31, 2004. However, in October 2003, MISO petitioned FERC to withdraw this tariff filing. FERC approved the withdrawal and has provided guidance to MISO as to how it should proceed in the future. It is now expected that MISO will file a new tariff application with FERC and will delay the initial operation date to December 1, 2004. Northern Indiana and TPC are actively pursuing roles in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana and TPC conducts their electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana or TPC.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) has been returned to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating station units and various options regarding the return of the Mitchell Station, constructed in the early 1950's, to service in the second half of 2004. Northern Indiana has requested proposals for outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February 2004, the city of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana expects to discuss the proposal to acquire the land with the city of Gary in the near future. To date, the city has not commenced any legal proceedings.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). The IURC order was appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana, where it was upheld by the Court on March 9, 2004. The Citizens Action Coalition of Indiana has 30 days from the date of that decision to petition the Court of Appeals for rehearing or the Supreme Court of Indiana for transfer of the case to that court. Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM, ECR-1, in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, providing for the collection of funds expended during construction and a return on the capital investment through increased rates beginning with the May 2003 customer bills. Through December 31, 2003 the ECRM revenues amounted to $5.2 million. On August 1, Northern Indiana filed ECR-2 for capital investments of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM was filed with the most recent semi-annual filing of the ECT in February 2004, which included a filing of the ECR-3 for capital investments of $194.1 million and an EERM amount of $1.9 million. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Environmental Matters

Currently, various environmental matters impact Electric Operations segment. As of December 31, 2003, a reserve has been recorded to cover probable environmental response actions. Refer to Footnote 17G "Environmental Matters" in the notes to the consolidated financial statements, for additional information regarding environmental matters for the Electric Operations segment.

Capital Expenditure Program

The Electric Operations segment's capital expenditure program was $225.1 million in 2003 and is projected to be approximately $144.7 million in 2004. Expenditures for 2003 included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance (NOx reduction), and additions to electric distribution systems related to new business. Estimated expenditures for 2004 are approximately $26.4 million for the NOx reduction program. The remaining expenditures are for new business initiatives and maintenance programs.

Sales

Electric Operations sales were 18,439.2 gwh for the year 2003, a decrease of
336.7 gwh compared to 2002. The decrease in sales resulted from cooler weather during the summer cooling season, partially offset by increases in non-weather related usage and increased customer count.

Electric Operations sales for 2002 of 18,775.9 gwh increased 2,464.6 gwh compared to 2001 due primarily to 27% warmer weather during the summer cooling season.

Net Revenues

Electric Operations net revenues were $728.6 million for 2003, a decrease of $39.8 million from 2002, primarily as a result of $24.0 million in additional credits issued representing a full year of credits pertaining to the IURC electric rate review settlement and the unfavorable impact of cooler weather of $21.9 million. These decreases were partially offset by increases in non-weather-related usage and customer growth.

Electric Operations net revenues were $768.4 million for 2002, a decrease of $18.5 million from 2001, primarily as a result of $28.1 million in credits issued pertaining to the IURC electric rate review settlement and $5.2 million from decreased wholesale and wheeling net revenues. The unfavorable variance was partially offset by $14.8 million from warmer weather during the summer cooling season as compared to 2001.

Operating Income

Operating income for 2003 was $267.5 million, a decrease of $54.8 million from 2002. The decrease was primarily a result of the above-mentioned decreases in revenues, increased pension and post-retirement expenses of $18.7 million and increased property tax expense of $9.6 million, partially offset by decreased administrative and employee related expenses of $12.3 and lower uncollectible accounts receivable expense of $4.6 million

Operating income for 2002 was $322.3 million, a decrease of $18.4 million from 2001. The decrease was primarily a result of $28.1 million in credits issued pertaining to the IURC electric rate review settlement and $5.2 million from decreased wholesale and wheeling revenues, partially offset by $14.8 million from the favorable impact of warmer weather during the summer cooling season.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER OPERATIONS

Year Ended December 31, (in millions)            2003         2002         2001
--------------------------------------------------------------------------------
NET REVENUES
     Other revenue                            $ 466.2      $ 112.0      $ 207.8
     Less:  Cost of products purchased          450.2         98.2        145.6
--------------------------------------------------------------------------------
Net Revenues                                     16.0         13.8         62.2
--------------------------------------------------------------------------------
OPERATING EXPENSES
     Operation and maintenance                   50.9         47.9        111.3
     Depreciation and amortization               11.2         10.3          8.7
     Loss (Gain) on sale of assets               (6.4)        (5.8)         0.1
     Other taxes                                  4.1          4.5         11.7
--------------------------------------------------------------------------------
Total Operating Expenses                         59.8         56.9        131.8
--------------------------------------------------------------------------------
Operating Income (Loss)                       $ (43.8)     $ (43.1)     $ (69.6)
--------------------------------------------------------------------------------

Sale of PEI Assets

On October 20, 2003, NiSource sold all of the steel-related, "inside-the-fence" assets of its subsidiary PEI, to Private Power. The sale included six PEI operating subsidiaries and the name "Primary Energy". Private Power paid approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after tax cash proceeds from the sale, reduced NiSource's debt by $273.6 million, of which $67.3 million was off balance sheet. NiSource has accounted for the assets sold as discontinued operations and has adjusted periods after 1999 accordingly.

Midtex Gas Storage Company, LLP.

On November 26, 2003, NiSource sold its interest in Midtex Gas Storage Company, LLP for approximately $15.8 million and the assumption, by the buyer, of $1.7 million in debt. In the fourth quarter of 2003, NiSource recognized a pre-tax gain of $7.5 million and an after tax gain of $4.4 million related to this sale.

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

PEI Holdings, Inc.

WHITING CLEAN ENERGY. PEI's Whiting Clean Energy project at BP's Whiting, Indiana refinery was placed in service in 2002. Initially, the facility was not able to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy has commenced an arbitration proceeding to seek recovery of damages from the engineering, procurement and construction contractor. Whiting Clean Energy is also pursuing recovery from the insurance provider for construction delays and necessary plant modifications. The contractor has asserted that it fully performed under its contract and is demanding payment of the full contract price plus additional amounts for remediation.

PEI estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2003, the after-tax loss was approximately $30.0 million and the expected 2004 after-tax loss is expected to be similar to 2003 based on a similar market for gas and electricity. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Because of the expected losses from this facility and decreases in estimated forward pricing for electricity versus changes in gas prices, an impairment study was performed in the first quarter of 2003 on this facility in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The study indicated that, at that time, no impairment was necessary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER OPERATIONS (CONTINUED)

However, the study includes many estimates and assumptions for the 40-year estimated useful life of the facility. Changes in these estimates and assumptions, such as forward prices for electricity and gas, volatility in the market, etc., could result in a situation where total undiscounted net revenues are less than the carrying value of the facility, which would result in a write-down that could be significant.

During the second quarter of 2003, PEI's wholly owned subsidiary Whiting Energy, LLC purchased the Whiting Clean Energy plant from a special purpose lessor entity and the facility is accounted for as an owned asset.

Environmental Matters

Currently, various environmental matters impact Other Operations segment. As of December 31, 2003, a reserve has been recorded to cover probable environmental response actions. Refer to Footnote 17G "Environmental Matters" in the notes to the consolidated financial statements, for additional information regarding environmental matters for the Other Operations segment.

Net Revenues

For the year ended 2003, net operating revenues were $16.0 million, an increase of $2.2 million from 2002. The increase in net revenues was primarily due to losses of $11.7 million recorded in 2002 associated with NiSource's decision to scale back its gas trading business, slightly offset by losses of $1.6 million recorded in 2003 associated with the power trading business as a result of lower volatility in the market and decreased volumes sold and a decrease in Whiting Clean Energy net revenues of $7.0.

For the year ended 2002, net operating revenues were $13.8 million, a decrease of $48.4 million from 2001. The decrease in net revenues primarily resulted from NiSource's decision to scale back its gas trading business, the change in value of NiSource's gas and power marketing portfolios and the sale of SM&P.

All results reflect power trading activities on a net revenue basis. The 2001 and half of the 2002 results related to gas trading activities are reflected on a net basis. Beginning July 1, 2002 NiSource exited the gas trading business. All gas marketing sales at NiSource after June 30, 2003 were reported on a gross basis pursuant to EITF 02-03. . (Refer to Footnote 5 for further information on EITF 02-03.)

Operating Income (Loss)

The Other Operations segment reported an operating loss of $43.8 million in 2003 compared to an operating loss of $43.1 million in the 2002 period. The 2003 period included a gain on the sale of NiSource's interest in Mid-Tex Gas Storage, LLP of $7.5 million, a reversal of a litigation reserve of $7.0 relating to a lawsuit that was settled in the fourth quarter of 2003 and an increase in operating losses at Whiting Clean Energy. 2002 operating expenses were lower as a result of a reduction in estimated sales taxes of $11.4 million that occurred in 2002 related to sales of natural gas to customers of a subsidiary previously engaged in the retail and wholesale gas marketing business, mostly offset by expenses of $9.8 million associated with the July 1, 2002 sale of a portfolio of TPC gas marketing contracts.

The Other Operations segment reported an operating loss of $43.1 million for 2002, an improvement of $26.5 million compared to the 2001 period. The improvement was primarily attributable to reduced losses related to NiSource's other non-core subsidiaries, a $15.5 million litigation settlement related to MHP affecting the 2001 period, a $11.4 million reduction in reserves for estimated sales taxes of a subsidiary previously engaged in the gas marketing business, consolidation of facilities of $11.3 million resulting from reorganization initiatives and a $3.1 million gain on the sale of contracts associated with scaling back the energy trading operations. The improvements were partly offset by an increase of $13.9 million in depreciation and operating expenses associated with Whiting Clean Energy and a decrease of $12.9 million in the value of the power trading portfolio.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk are reported in Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

NISOURCE INC.

INDEX                                                                     PAGE
--------------------------------------------------------------------------------
Independent Auditors' Report............................................   46
Statements of Consolidated Income.......................................   47
Consolidated Balance Sheets.............................................   48
Statements of Consolidated Cash Flows...................................   50
Statements of Consolidated Capitalization...............................   51
Statements of Consolidated Long-Term Debt...............................   52
Statements of Consolidated Common Stockholders' Equity..................   54
Notes to Consolidated Financial Statements..............................   56
Schedule I..............................................................   96
Schedule II.............................................................  100
--------------------------------------------------------------------------------

NISOURCE INC.


                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF NISOURCE INC.:


We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization and long-term debt of NiSource Inc. and subsidiaries as of December 31, 2003 and 2002, and the related statements of consolidated income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement Schedules I & II. These consolidated financial statements and financial statement schedules are the responsibility of NiSource's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NiSource Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 1P to the consolidated financial statements, effective January 1, 2001, NiSource Inc. adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As explained in Notes 1H and 5 to the consolidated financial statements, effective January 1, 2002, NiSource adopted SFAS 142, "Goodwill and Other Intangible Assets." As explained in Notes 1I and 5 to the consolidated financial statements, effective January 1, 2003, NiSource Inc. adopted EITF Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." Amounts for the years 2001 and 2002 have been reclassified in the accompanying consolidated statement of income to conform to this new method of presentation. As explained in Note 5 to the consolidated financial statements, effective January 1, 2003, NiSource Inc. adopted SFAS 143, "Accounting for Asset Retirement Obligations."




DELOITTE & TOUCHE LLP
Chicago, Illinois
March 11, 2004

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)                              2003            2002            2001
-----------------------------------------------------------------------------------------------------------------------------------
NET REVENUES
    Gas distribution                                                                    $   3,619.4     $   2,890.4     $   3,849.9
    Gas transmission and storage                                                            1,033.5         1,014.1           997.1
    Electric                                                                                1,115.9         1,103.6         1,060.2
    Other                                                                                     477.8           311.7           363.5
-----------------------------------------------------------------------------------------------------------------------------------
Gross Revenues                                                                              6,246.6         5,319.8         6,270.7
    Cost of sales                                                                           3,186.3         2,248.9         3,143.9
-----------------------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                                          3,060.3         3,070.9         3,126.8
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                                                               1,185.9         1,185.0         1,308.0
    Depreciation and amortization                                                             497.0           491.2           576.7
    Loss (Gain) on sale or impairment of assets                                               (24.9)          (27.5)           (0.1)
    Other taxes                                                                               286.0           270.0           274.3
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                    1,944.0         1,918.7         2,158.9
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                            1,116.3         1,152.2           967.9
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
    Interest expense, net                                                                    (464.7)         (516.4)         (592.0)
    Minority interests                                                                         (2.5)          (20.4)          (20.4)
    Preferred stock dividends of subsidiaries                                                  (4.5)           (6.7)           (7.5)
    Other, net                                                                                 15.3             8.3             9.6
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Income (Deductions)                                                              (456.4)         (535.2)         (610.3)
-----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING                659.9           617.0           357.6
INCOME TAXES                                                                                  234.2           218.9           166.6
-----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE CHANGE IN ACCOUNTING                                 425.7           398.1           191.0
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations - net of taxes                                      (0.5)           18.2            21.2
Loss on Disposition of Discontinued Operations - net of taxes                                (331.2)          (43.8)              -
Change in Accounting - net of tax                                                              (8.8)              -             4.0
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                              $      85.2     $     372.5     $     216.2
===================================================================================================================================
BASIC EARNINGS (LOSS) PER SHARE ($)
    Continuing operations                                                               $      1.64     $      1.89     $      0.93
    Discontinued operations                                                                   (1.28)          (0.12)           0.10
    Change in accounting                                                                      (0.03)              -            0.02
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                                $      0.33     $      1.77     $      1.05
-----------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE ($)
    Continuing operations                                                               $      1.63     $      1.87     $      0.91
    Discontinued operations                                                                   (1.27)          (0.12)           0.10
    Change in accounting                                                                      (0.03)              -            0.02
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                              $      0.33     $      1.75     $      1.03
-----------------------------------------------------------------------------------------------------------------------------------
BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                                            259.6           211.0           205.3
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                                      261.6           212.8           209.8
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)                                                                          2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
PROPERTY, PLANT AND EQUIPMENT
    Utility Plant                                                                                       $15,991.5         $15,579.7
    Accumulated depreciation and amortization                                                            (7,095.9)         (6,813.7)
-----------------------------------------------------------------------------------------------------------------------------------
    Net utility plant                                                                                     8,895.6           8,766.0
-----------------------------------------------------------------------------------------------------------------------------------
    Other property, at cost, less accumulated depreciation                                                  409.3             415.3
-----------------------------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                                         9,304.9           9,181.3
-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
    Assets of discontinued operations and assets held for sale                                                6.5           1,571.0
    Unconsolidated affiliates                                                                               113.2             125.1
    Other investments                                                                                        67.4              51.6
-----------------------------------------------------------------------------------------------------------------------------------
Total Investments                                                                                           187.1           1,747.7
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                                                                27.3              31.1
    Restricted cash                                                                                          22.8              24.2
    Accounts receivable (less reserve of $54.1 and $48.8, respectively)                                     511.1             545.5
    Unbilled revenue (less reserve of $3.5 and $3.5, respectively)                                          303.2             305.2
    Gas inventory                                                                                           429.4             255.3
    Underrecovered gas and fuel costs                                                                       203.2             206.1
    Materials and supplies, at average cost                                                                  71.5              68.6
    Electric production fuel, at average cost                                                                29.0              39.0
    Price risk management assets                                                                             74.3              66.4
    Exchange gas receivable                                                                                 174.8             120.1
    Regulatory assets                                                                                       114.5              99.5
    Prepayments and other                                                                                   101.8             111.8
-----------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                                      2,062.9           1,872.8
-----------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
    Price risk management assets                                                                            114.4             115.1
    Regulatory assets                                                                                       575.5             608.8
    Goodwill                                                                                              3,704.0           3,722.1
    Intangible assets                                                                                       527.2             552.2
    Deferred charges and other                                                                              147.8             142.6
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                                        5,068.9           5,140.8
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                            $16,623.8         $17,942.6
===================================================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS


As of December 31, (in millions)                                                                          2003             2002
----------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                                                     $ 4,415.9        $ 4,174.9
Preferred Stocks--
      Series without mandatory redemption provisions                                                         81.1             81.1
      Series with mandatory redemption provisions                                                               -              3.8
Company-obligated mandatorily redeemable preferred securities
       of subsidiary trust holding solely Company debentures                                                    -            345.0
Long-term debt, excluding amounts due within one year                                                     5,993.4          4,849.5
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                                     10,490.4          9,454.3
----------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
    Current portion of long-term debt                                                                       118.3          1,224.9
    Short-term borrowings                                                                                   685.5            913.1
    Accounts payable                                                                                        496.6            536.7
    Dividends declared on common and preferred stocks                                                         1.8              1.1
    Customer deposits                                                                                        80.4             65.2
    Taxes accrued                                                                                           210.8            222.8
    Interest accrued                                                                                         82.4             76.6
    Overrecovered gas and fuel costs                                                                         29.2             13.1
    Price risk management liabilities                                                                        36.5             39.7
    Exchange gas payable                                                                                    290.8            411.9
    Current deferred revenue                                                                                 28.2             17.5
    Regulatory liabilities                                                                                   73.7             13.5
    Accrued liability for postretirement and postemployment benefits                                         56.8             48.9
    Other accruals                                                                                          418.0            391.8
----------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                                 2,609.0          3,976.8
----------------------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
    Price risk management liabilities                                                                         0.2              3.2
    Deferred income taxes                                                                                 1,595.9          1,517.8
    Deferred investment tax credits                                                                          87.3             96.3
    Deferred credits                                                                                         72.7            100.9
    Noncurrent deferred revenue                                                                             113.0            130.1
    Accrued liability for postretirement and postemployment benefits                                        406.9            419.2
    Preferred stock liabilities with mandatory redemption provisions                                          2.4                -
    Liabilities of discontinued operations and liabilities held for sale                                        -            959.9
    Regulatory liabilities and other removal costs                                                        1,061.6          1,073.2
    Other noncurrent liabilities                                                                            184.4            210.9
----------------------------------------------------------------------------------------------------------------------------------
Total Other                                                                                               3,524.4          4,511.5
----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                                                   -                -
----------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                                    $16,623.8        $17,942.6
==================================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-------  ------------------------------------------------------

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS


Year Ended December 31, (in millions)                                                       2003             2002             2001
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

    Net income                                                                          $   85.2         $  372.5         $  216.2
    Adjustments to reconcile net income to net cash from continuing operations:
      Depreciation and amortization                                                        497.0            491.2            576.7
      Net changes in price risk management assets and liabilities                           (4.3)           (43.3)            22.4
      Deferred income taxes and investment tax credits                                      77.9             95.8            (52.5)
      Deferred revenue                                                                      (6.4)           (15.2)          (416.1)
      Stock compensation expense                                                            12.9              7.3             30.0
      Gain on sale or impairment of assets                                                 (24.9)           (27.5)            (0.1)
      Change in accounting, net of tax                                                       8.8                -             (4.0)
      Loss (Income) from unconsolidated affiliates                                           5.4             (2.6)           (10.3)
      Loss on sale of discontinued operations                                              331.2             43.8                -
      Loss (Income) from discontinued operations                                             0.5            (18.2)           (21.2)
      Amortization of Discount/Premium on Debt                                              18.9             21.0             20.5
    Changes in assets and liabilities
      Restricted cash                                                                        1.4             14.7             12.7
      Accounts receivable and unbilled revenue                                              67.3             43.6            533.0
      Inventories                                                                         (166.9)           117.0            (73.2)
      Accounts payable                                                                     (41.4)           (50.6)          (443.8)
      Customer deposits                                                                     15.2             55.2             14.7
      Taxes accrued                                                                        (89.5)            (8.1)            25.7
      Interest accrued                                                                       5.9              8.6            (10.0)
      (Under) Overrecovered gas and fuel costs                                              18.9           (107.6)           275.9
      Exchange gas receivable/payable                                                     (196.0)           191.3            355.8
      Other accruals                                                                       (55.5)          (203.1)           (94.1)
      Prepayments and other current assets                                                   9.9             25.9             18.5
      Regulatory assets/liabilities                                                          3.3            (13.7)             7.8
      Postretirement and postemployment benefits                                            82.6            (19.2)            16.9
      Deferred credits                                                                     (28.1)           (11.8)           (87.8)
      Deferred charges and other noncurrent assets                                          14.2            243.5           (134.1)
      Other noncurrent liabilities                                                         (29.1)           (39.5)           124.2
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Continuing Operations                                                  614.4          1,171.0            903.8
Net Cash Flows from Discontinued Operations                                               (141.5)          (133.3)             6.8
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                                                   472.9          1,037.7            910.6
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
      Capital expenditures                                                                (574.6)          (531.9)          (525.3)
      Proceeds from disposition of assets                                                  586.5            419.2            227.9
      Other investing activities                                                           (17.6)            (2.2)            (7.4)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows for Investing Activities                                                     (5.7)          (114.9)          (304.8)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
      Issuance of long-term debt                                                         1,401.5                -            300.0
      Retirement of long-term debt                                                      (1,366.9)          (462.8)           (93.0)
      Change in short-term debt                                                           (227.6)          (941.2)          (642.5)
      Retirement of preferred shares                                                      (346.2)           (46.7)            (1.1)
      Issuance of common stock                                                             354.7            734.9             15.1
      Acquisition of treasury stock                                                         (2.5)            (6.9)               -
      Dividends paid - common shares                                                      (284.0)          (241.5)          (239.0)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows for Financing Activities                                                   (471.0)          (964.2)          (660.5)
----------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                       (3.8)           (41.4)           (54.7)
Cash and cash equivalents at beginning of year                                              31.1             72.5            127.2
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   27.3         $   31.1         $   72.5
==================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for interest, net of amounts capitalized                                $  442.3         $  493.8         $  518.0
      Interest capitalized                                                                   2.5              2.4              4.3
      Cash paid for income taxes                                                           256.8            118.8            250.2
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in millions, except shares outstanding and par value)                                     2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                                                                              $ 4,415.9         $ 4,174.9
------------------------------------------------------------------------------------------------------------------------------------
Preferred Stocks, which are redeemable solely at option of issuer:
      Northern Indiana Public Service Company--
        Cumulative preferred stock--$100 par value--
          4-1/4% series--209,035 outstanding                                                                  20.9              20.9
          4-1/2% series--79,996 shares outstanding                                                             8.0               8.0
          4.22% series--106,198 shares outstanding                                                            10.6              10.6
          4.88% series--100,000 shares outstanding                                                            10.0              10.0
          7.44% series--41,890 shares outstanding                                                              4.2               4.2
          7.50% series--34,842 shares outstanding                                                              3.5               3.5
          Premium on preferred stock and other                                                                 0.3               0.3
        Cumulative preferred stock--no par value--
          Adjusted rate series A (stated value--$50 per share),
            473,285 shares outstanding                                                                        23.6              23.6
------------------------------------------------------------------------------------------------------------------------------------
Series without mandatory redemption provisions                                                                81.1              81.1
------------------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stocks, subject to mandatory redemption requirements or whose redemption is outside the control of issuer:
      Northern Indiana Public Service Company--
        Cumulative preferred stock--$100 par value--
          7-3/4% series--0 and 11,136 shares outstanding, respectively                                          --               1.1
          8.35% series--0 and 27,000 shares outstanding, respectively                                           --               2.7
------------------------------------------------------------------------------------------------------------------------------------
Series with mandatory redemption provisions                                                                     --               3.8
------------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely Company debentures                                                          --             345.0
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                             5,993.4           4,849.5
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                                                                     $10,490.4         $ 9,454.3
------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT


As of December 31, (in millions)                                                                          2003               2002
---------------------------------------------------------------------------------------------------------------------------------
NiSource Inc.:
    Debentures due November 1, 2006, with interest imputed at 7.77% (SAILS(SM)                        $  135.8           $  126.0
---------------------------------------------------------------------------------------------------------------------------------
Bay State Gas Company:
    Medium-Term Notes--
      Interest rates between 6.26% and 9.20% with a weighted average interest rate of 6.90% and maturities between June 21, 2005 and
        February 15, 2028                                                                                 68.5               80.5
    Northern Utilities:
        Medium-Term Note--Interest rate of 6.93% and maturity of September 1, 2010                         5.0                5.8
---------------------------------------------------------------------------------------------------------------------------------
        Total long-term debt of Bay State Gas Company                                                     73.5               86.3
---------------------------------------------------------------------------------------------------------------------------------
Columbia Energy Group:
    Debentures--
      6.80% Series C - due November 28, 2005                                                             281.5              281.5
      7.05% Series D - due November 28, 2007                                                             281.5              281.5
      7.32% Series E - due November 28, 2010                                                             281.5              281.5
      7.42% Series F - due November 28, 2015                                                             281.5              281.5
      7.62% Series G - due November 28, 2025                                                             229.2              229.2
    Fair value adjustment of debentures for interest rate swap agreements                                 11.2               30.6
    Unamortized discount on long-term debt                                                               (98.2)            (108.0)
    Subsidiary debt--Capital lease obligations                                                             1.7                2.0
---------------------------------------------------------------------------------------------------------------------------------
        Total long-term debt of Columbia Energy Group                                                  1,269.9            1,279.8
---------------------------------------------------------------------------------------------------------------------------------
PEI Holdings, Inc.:
    Long-Term Notes--
      Whiting Clean Energy, Inc.--
        Interest rates between 6.73% and 8.58% with a weighted average
          interest rate of 8.30% and maturity of June 20, 2011                                           301.5              302.5
---------------------------------------------------------------------------------------------------------------------------------
      Total long-term debt of PEI Holdings, Inc.                                                         301.5              302.5
---------------------------------------------------------------------------------------------------------------------------------
NiSource Capital Markets, Inc:
    Senior Unsecured Notes --4.25%, due February 19, 2005                                                  0.3                  -
    Subordinated Debentures--Series A, 7-3/4%, due March 31, 2026                                            -               75.0
    Senior Notes --6.78%, due December 1, 2027                                                            75.0               75.0
    Medium-term notes--
      Issued at interest rates between 7.38% and 7.99%, with a weighted average interest rate of 7.66% and various maturities between
        April 15, 2005 and May 5, 2027                                                                   220.0              300.0
---------------------------------------------------------------------------------------------------------------------------------
      Total long-term debt of NiSource Capital Markets, Inc.                                             295.3              450.0
---------------------------------------------------------------------------------------------------------------------------------
NiSource Development Company, Inc.:
    NDC Douglas Properties, Inc.--Notes Payable--
      Interest rates between 7.69% and 8.38% with a weighted average interest rate of 8.22% and various maturities between
        January 1, 2005 and January 1, 2008                                                                2.6                5.1
---------------------------------------------------------------------------------------------------------------------------------
      Total long-term debt of NiSource Development Company, Inc.                                           2.6                5.1
---------------------------------------------------------------------------------------------------------------------------------

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT (CONTINUED)

As of December 31, (in millions)                                                                        2003               2002
-------------------------------------------------------------------------------------------------------------------------------
NiSource Finance Corp.:
    Long-Term Notes--
      Floating Rate Notes-- 1.93% at December 31, 2003, due May 4, 2005                                250.0                  -
      7-5/8% - due November 15, 2005                                                                   900.0              900.0
      3.20% - due November 1, 2006                                                                     250.0                  -
      7-7/8% - due November 15, 2010                                                                 1,000.0            1,000.0
      Senior Unsecured Notes --6.15%, due March 1, 2013                                                345.0                  -
      5.40% - due July 15, 2014                                                                        500.0                  -
    Fair value adjustment of notes for interest rate swap agreements                                     3.3                  -
    Unamortized discount on long-term debt                                                             (15.5)             (13.6)
-------------------------------------------------------------------------------------------------------------------------------
      Total long-term debt of NiSource Finance Corp, Inc.                                            3,232.8            1,886.4
-------------------------------------------------------------------------------------------------------------------------------
Northern Indiana Public Service Company:
    First mortgage bonds--
      Series NN, 7.10% - due July 1, 2017                                                                  -               55.0
    Pollution control notes and bonds--
      Issued at interest rates between 1.00% and 1.125%, with a weighted average interest rate of 1.07% and various maturities between
        November 1, 2007 and April 1, 2019                                                             278.0              223.0
    Medium-term notes--
      Issued at interest rates between 6.59% and 7.69%, with a weighted average interest rate of 7.24% and various maturities between
        June 9, 2005 and August 4, 2027                                                                405.5              437.5
    Unamortized premiums and discount on long-term debt, net                                            (1.5)              (2.1)
-------------------------------------------------------------------------------------------------------------------------------
      Total long-term debt of Northern Indiana Public Service Company                                  682.0              713.4
-------------------------------------------------------------------------------------------------------------------------------
    Total long-term debt, excluding amount due within one year                                      $5,993.4           $4,849.5
-------------------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY


                                                           ADDITIONAL                            ACCUM
                                      COMMON     TREASURY    PAID-IN    RETAINED               OTHER COMP                  COMP
(in millions)                         STOCK       STOCK      CAPITAL    EARNINGS      OTHER      INCOME       TOTAL       INCOME
----------------------------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 2001             $     2.0   $     0.0   $ 2,597.3   $   823.7   $   (18.3)  $     4.4   $ 3,409.1
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                              216.2                               216.2    $   216.2
Other comprehensive income,
  net of tax:
    Gain/loss on available for
      sale securities:
      Unrealized                                                                                     (3.2)       (3.2)        (3.2)
      Realized                                                                                        0.8         0.8          0.8
    Gain/loss on foreign currency
      translation:
      Unrealized                                                                                     (0.9)       (0.9)        (0.9)
    Net unrealized gains on
    derivatives qualifying
    as cash flow hedges                                                                              50.1        50.1         50.1
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                               $   263.0
Dividends:
    Common stock                                                           (239.7)                             (239.7)
Treasury stock acquired
Issued:
    Employee stock purchase plan                                  1.3                                             1.3
    Long-term incentive plan              0.1                    40.6                   (31.5)                    9.2
Amortization of unearned
  compensation                                                                           30.0                    30.0
Equity contract costs                                            (1.9)                                           (1.9)
Other                                                                        (1.6)                               (1.6)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2001           $     2.1   $     0.0   $ 2,637.3   $   798.6   $   (19.8)  $    51.2   $ 3,469.4
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                              372.5                               372.5    $   372.5
Other comprehensive income,
  net of tax:
    Gain/loss on available
      for sale securities:
      Unrealized                                                                                     (6.0)       (6.0)        (6.0)
      Realized                                                                                        0.3         0.3          0.3
    Net unrealized gains on
    derivatives qualifying
    as cash flow hedges                                                                              17.7        17.7         17.7
Minimum pension liability
adjustment                                                                                         (203.7)     (203.7)      (203.7)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                               $   180.8
Dividends:
    Common stock                                                           (240.8)                             (240.8)
Treasury stock acquired                              (6.9)                                                       (6.9)
Issued:
    Common stock issuance                 0.4                   734.3                                           734.7
    Employee stock purchase plan                                  0.9                                             0.9
    Long-term incentive plan                                     17.0                    (0.7)                   16.3
Amortization of unearned
  compensation                                                                           19.9                    19.9
Other                                                                         0.6                                 0.6
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2002           $     2.5   $    (6.9)  $ 3,389.5   $   930.9   $    (0.6)  $  (140.5)  $ 4,174.9
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                               85.2                                85.2    $    85.2
Other comprehensive income,
  net of tax:
    Gain/loss on available for
      sale securities:
      Unrealized                                                                                      1.4         1.4          1.4
    Gain/loss on foreign currency
      translation:
      Unrealized                                                                                      0.7         0.7          0.7
    Net unrealized gains on
    derivatives qualifying as
    cash flow hedges                                                                                 23.9        23.9         23.9
Minimum pension liability
  adjustment                                                                                         53.5        53.5         53.5
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                               $   164.7
Dividends:
    Common stock                                                           (284.8)                             (284.8)
Treasury stock acquired                              (2.5)                                                       (2.5)
Issued:
    Common stock issuance                 0.1                   344.9                                           345.0
    Employee stock purchase plan                                  0.6                                             0.6
    Long-term incentive plan                                     21.6                    (4.5)                   17.1
Amortization of unearned
  compensation                                                                            0.9                     0.9
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2003           $     2.6   $    (9.4)  $ 3,756.6   $   731.3   $    (4.2)  $   (61.0)  $ 4,415.9
----------------------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY (CONTINUED)


                                                        COMMON         TREASURY
Shares (in thousands)                                   SHARES          SHARES
------------------------------------------------------------------------------
BALANCE JANUARY 1, 2001                                 205,553            --
------------------------------------------------------------------------------
Issued:
    Employee stock purchase plan                             46            --
    Long-term incentive plan                              1,893            --
------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2001                               207,492            --
------------------------------------------------------------------------------
Treasury stock acquired                                                  (350)
Issued:
    Stock issuance                                       41,400            --
    Employee stock purchase plan                             43            --
    Long-term incentive plan                                275            --
------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2002                               249,210          (350)
------------------------------------------------------------------------------
Treasury stock acquired                                                  (128)
Issued:
    Stock issuance                                       13,111            --
    Employee stock purchase plan                             33            --
    Long-term incentive plan                                754            --
------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2003                               263,108          (478)
------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. COMPANY STRUCTURE AND PRINCIPLES OF CONSOLIDATION. NiSource Inc.
(NiSource), a Delaware corporation, is a holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. Subsequent to the completion of the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, as discussed in Note 3 below, NiSource became a holding company registered under the Public Utility Holding Company Act of 1935, as amended. NiSource derives substantially all of its revenues and earnings from the operating results of its 15 direct subsidiaries.

The consolidated financial statements include the accounts of NiSource and its majority-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. Except where noted above and in the event where NiSource has significant influence, investments with less than a 20% interest are accounted for under the cost method. Certain amounts in 2002 and 2001 have been reclassified to conform with the current year presentation.

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

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:



Diluted Average Common Shares Computation                2003       2002       2001
-----------------------------------------------------------------------------------
Denominator (thousands)
    Basic average common shares outstanding           259,550    211,009    205,300
    Dilutive potential common shares
      Nonqualified stock options                           73        130        575
      Shares contingently issuable under
        employee stock plans                            1,157        880      1,723
      SAILS(SM)                                             -        458      1,251
      Shares restricted under employee stock plans        805        297        847
      Corporate PIES                                        -          -         61
-----------------------------------------------------------------------------------
Diluted Average Common Shares                         261,585    212,774    209,757
-----------------------------------------------------------------------------------

C. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH. NiSource considers all investments with original maturities of three months or less to be cash equivalents. NiSource reports amounts deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption. In addition, NiSource has amounts deposited in trust to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, which is classified as restricted cash and disclosed as an operating cash flow on the statement of cash flows..

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

Regulatory assets and liabilities were comprised of the following items:


At December 31, (in millions)                                     2003        2002
----------------------------------------------------------------------------------
ASSETS
    Reacquisition premium on debt                             $   27.3    $   29.4
    R. M. Schahfer Unit 17 and Unit 18 carrying
      charges and deferred depreciation (see Note 1F)             41.2        45.4
    Bailly scrubber carrying charges and deferred
      depreciation (see Note 1F)                                   4.3         5.2
    Postemployment and other postretirement costs
      (see Note 10)                                              161.2       179.5
    Retirement income plan costs                                  22.4        16.8
    Environmental costs                                           28.6        56.4
    Regulatory effects of accounting for income
      taxes (See Note 1Q)                                        224.5       232.4
    Underrecovered gas and fuel costs                            203.2       206.1
    Depreciation (see Note 1F)                                   103.0        85.3
    Uncollectible accounts receivable deferred for
      future recovery                                             36.7        22.5
    Other                                                         75.3        74.2
----------------------------------------------------------------------------------
TOTAL ASSETS                                                  $  927.7    $  953.2
----------------------------------------------------------------------------------
LIABILITIES
    Rate refunds and reserves                                 $    4.4    $   10.2
    Overrecovered gas and fuel costs                              29.2        13.1
    Cost of Removal                                            1,030.7           -
    Regulatory effects of accounting for
      income taxes                                                64.5        73.2
    Transition capacity cost                                      68.7        56.2
    Other                                                          1.5         4.1
----------------------------------------------------------------------------------
TOTAL LIABILITIES                                             $1,199.0    $  156.8
----------------------------------------------------------------------------------

Regulatory assets of approximately $488.6 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered as components of cost of service over a remaining life of up to 11 years. Regulatory assets of approximately $153.5 million require specific rate action. NiSource reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the consolidated balance sheet and, upon adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143), recharacterized the liability as a regulatory liability as of December 31, 2003.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


E. UTILITY PLANT AND OTHER PROPERTY AND RELATED DEPRECIATION AND MAINTENANCE. Property, plant and equipment (principally utility plant) are stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.

For rate-regulated companies, an allowance for funds used during construction (AFUDC) is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service. The pre-tax rate for AFUDC was 2.0% in 2003, 2.8% in 2002, and 6.6% in 2001. The decline in the 2003 AFUDC rate, as compared with 2002, was due to lower short-term interest rates and the use of short-term borrowings to fund construction efforts.

The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2003, 2002 and 2001 were as follows:

                                          2003            2002            2001
------------------------------------------------------------------------------
Electric                                   3.6             3.6             3.7
Gas                                        2.9             3.0             3.0
------------------------------------------------------------------------------

The Whiting Clean Energy facility owned by PEI Holdings, Inc. (PEI), a consolidated subsidiary of NiSource, is being depreciated on a straight-line basis over a 40-year useful life.

Generally, NiSource's subsidiaries follow the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, net of salvage, is charged to the accumulated provision for depreciation.

F. CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of units 17 and 18 at the R. M. Schahfer Generating Station, Northern Indiana Public Service Company (Northern Indiana) capitalized the carrying charges and deferred depreciation in accordance with orders of the Indiana Utility Regulatory Commission (IURC), pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation are being amortized over the remaining service life of each unit.

Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.

In Columbia Gas of Ohio, Inc.'s (Columbia of Ohio's) 1999 rate agreement, the Public Utilities Commission of Ohio (PUCO) authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through October 31, 2004. The revised depreciation rates are lower than those which would have been utilized if Columbia of Ohio were not subject to regulation and, accordingly, a regulatory asset has been established for the difference. The amount of depreciation that would have been recorded for 2003 had Columbia of Ohio not been subject to rate regulation is $36.6 million, a $22.1 million increase over the $14.5 million reflected in rates. The amount of depreciation that would have been recorded for 2002 had Columbia of Ohio not been subject to rate regulation is $35.0 million, a $21.6 million increase over the $13.4 million reflected in rates. The amount of depreciation that would have been recorded for 2001 had Columbia of Ohio not been subject to rate regulation was $34.9 million, a $22.3 million increase over the $12.6 million reflected in rates. The balance of the regulatory asset was $103.0 million and 85.3 million as of December 31, 2003 and 2002, respectively.

G. AMORTIZATION OF SOFTWARE COSTS. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years. NiSource amortized $12.0 million in 2003, $9.1 million in 2002 and $9.5 million in 2001 related to software costs.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. INTANGIBLE ASSETS. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition. Originally, goodwill was being amortized over forty years, but beginning January 1, 2002, goodwill amortization was discontinued pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The change in goodwill from December 31, 2002 to 2003 was a result of adjustments relating to income taxes. Pursuant to the requirements of SFAS No. 142, NiSource has aggregated the subsidiaries related to the acquisition of Columbia into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Transmission and Storage Operations segment, for the purpose of testing goodwill for impairment. NiSource completes its analysis of potential goodwill impairment annually at June 30. The results in 2003 indicated that no impairment charge was required.

Franchise right intangible assets apart from goodwill were identified as part of the purchase price allocations associated with the acquisition of Bay State Gas Company (Bay State), a wholly owned subsidiary of NiSource, and its subsidiaries. These amounts were $475.2 million and $492.8 million, net of amortization of $69.0 million and $53.3 million at December 31, 2003, and 2002, respectively, and are being amortized over forty years from the date of acquisition. In addition, NiSource had approximately $51.2 million and $57.3 million of other intangible assets recorded at December 31, 2003 and 2002, respectively, which reflected the additional minimum liability associated with the unrecognized service cost of the pension plans pursuant to SFAS No. 87, "Employers' Accounting for Pensions" (SFAS No. 87).

I. REVENUE RECOGNITION. With the exception of amounts recognized for energy trading activities, revenues are recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities.

Revenues relating to energy trading operations are recorded based upon changes in the fair values, net of reserves, of the related energy trading contracts. Changes in the fair values of energy trading contracts are recognized in revenues net of associated costs. Gains and losses relating to non-trading derivatives designated as cash flow or fair value hedges are reported on a gross basis, upon settlement, in the same income statement category as the related hedged item. Normal purchase or sale contracts are reported on a gross basis upon settlement and recorded in the corresponding income statement category based on commodity type

Beginning with financial statements issued for the first quarter 2003, revenues associated with trading activities are displayed net of related costs pursuant to Emerging Issues Task Force Issue (EITF) No. 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-03), whether or not resulting in physical delivery. All periods have been adjusted to conform to the net presentation. (Refer to Note 5 for further information.)

J. ESTIMATED RATE REFUNDS. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflects management's current judgment of the ultimate outcomes of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.

K. ACCOUNTS RECEIVABLE SALES PROGRAM. NiSource enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying consolidated balance sheets and as operating cash flows in the accompanying statements of consolidated cash flows. The costs of these programs, which are based upon the purchasers' level of investment and borrowing costs, are charged to other income in the accompanying statements of consolidated income.

L. USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual costs in a given three-month period will be included in a future filing. The differences are recognized in income when rates are adjusted to accommodate the differences. Northern Indiana records any under-recovery or over-recovery as a current regulatory asset or liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three-month period.

N. GAS COST ADJUSTMENT CLAUSE. All of NiSource's Gas Distribution Operations subsidiaries except for Northern Indiana defer most differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions. Northern Indiana adjusts its revenues for differences between amounts collected from customers and actual gas costs and adjusts future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions

O. NATURAL GAS IN STORAGE. Both the last-in, first-out (LIFO) inventory methodology and the weighted average methodology are used to value natural gas in storage. The application of different methodologies is due to the acquisition of Bay State. Bay State uses the weighted average cost of gas method, as approved by state regulators, in setting its rates while both Northern Indiana and the Columbia subsidiaries use the LIFO methodology when setting rates in their respective jurisdictions. Inventory valued using LIFO was $378.2 million and $230.2 million at December 31, 2003, and 2002, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage at December 31, 2003 and December 31, 2002, exceeded the stated LIFO cost by $220.1 million and $281.6 million, respectively. Inventory valued using the weighted average methodology was $51.2 million at December 31, 2003 and $25.1 million at December 31, 2002.

P. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value, unless such contracts are exempted as normal under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. NiSource adopted SFAS No. 133 effective January 1, 2001, resulting in a cumulative after-tax increase to net income of approximately $4.0 million and an after-tax reduction to other comprehensive income of approximately $17.0 million.

If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. As of December 31, 2003, the ineffectiveness on NiSource's hedged instruments was immaterial.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Energy trading activities refers to energy contracts entered into with the objective of generating profits on, or from exposure to, shifts or changes in market prices. NiSource evaluates the contracts of its trading operations in accordance with the criteria for derivative contracts under SFAS No. 133. Through 2002, trading contracts not meeting the criteria to be accounted for as derivatives under SFAS No. 133 were recorded at fair value under EITF Issue No 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF No. 98-10). EITF No. 98-10 indicates that when certain trading criteria are met, energy contracts, including "energy-related contracts" such as tolling, transportation and storage contracts, should be accounted for at fair value (marked to market) along with any related derivative contracts. The resulting gains and losses resulting from marking the contracts to fair value are included currently in earnings. During an October 25, 2002 EITF meeting, EITF No. 98-10 was rescinded effective immediately for contracts entered into after that date, and beginning January 1, 2003 for existing trading contracts. (Refer to Note 5 for further information.)

Q. INCOME TAXES AND INVESTMENT TAX CREDITS. NiSource records income taxes to recognize full interperiod tax allocations. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform to regulatory policy.

R. ENVIRONMENTAL EXPENDITURES. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is discovered or circumstances change. Rate-regulated subsidiaries applying SFAS No. 71 establish regulatory assets on the balance sheet to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

In addition, Northern Indiana received approval from the IURC in 2003 to recover costs associated with environmental compliance programs for nitrogen oxide pollution-reduction equipment at the company's generating stations. (See Note 6 for further information.)

S. STOCK OPTIONS AND AWARDS. SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.
25), for awards granted under its stock-based compensation plans. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


(in millions, except per share data)                                                  2003               2002               2001
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)
     As reported                                                                  $   85.2           $  372.5           $  216.2
     Add:   Stock-based employee compensation expense included in reported
            net income (loss), net of related tax effects                              8.3                4.5                4.3
     Less:  Total stock-based employee compensation expense determined
            under the fair value method for all awards, net of tax                   (15.0)             (11.0)             (14.8)
--------------------------------------------------------------------------------------------------------------------------------
     Pro forma                                                                    $   78.5           $  366.0           $  205.7
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE ($)
     Basic   - as reported                                                            0.33               1.77               1.05
             - pro forma                                                              0.30               1.73               1.00
     Diluted - as reported                                                            0.33               1.75               1.03
             - pro forma                                                              0.30               1.72               0.98
--------------------------------------------------------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

T. EXCISE TAXES. NiSource accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. NiSource accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to "Other Taxes" expense.

U. EQUITY FORWARD CONTRACTS. NiSource accounts for equity forward contracts on its own common shares as permanent equity consistent with the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF No. 00-19). Accordingly, such contracts are recorded in equity at fair value at the date of inception and changes in fair value are not recognized as long as the contracts continue to be classified as equity.

2.       ACQUISITIONS

NiSource accounted for the acquisition of Columbia in accordance with the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired, approximately $3.8 billion, has been reflected as goodwill in the consolidated financial statements. The goodwill was being amortized on a straight-line basis over forty years through 2001; however, the amortization was discontinued effective January 1, 2002 pursuant to the adoption of SFAS No. 142. The remaining goodwill balances related to the Columbia acquisition were $3,675.1 million and $3,692.2 million at December 31, 2003 and 2002, respectively.

3.       RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia. The restructuring activities were primarily associated with reductions in headcount and facility exit costs. NiSource recognized a restructuring charge, net of prior initiative adjustments, of $22.3 million in 2001.

During 2002, NiSource developed a new reorganization initiative, which resulted in the elimination of approximately 400 positions throughout the organization mainly affecting executive and other management-level employees. NiSource recognized a restructuring charge, net of prior initiative adjustments, of approximately $28.0 million during 2002. As of December 31, 2003, 397 of the approximately 400 employees were terminated.

For all of the plans, a total of approximately 1,600 management, professional, administrative and technical positions have been identified for elimination. As of December 31, 2003, approximately 1,550 employees had been terminated, of whom approximately 250 were terminated during 2003. At December 31, 2003 and 2002, the consolidated balance sheets reflected liabilities of $19.5 million and $49.6 million related to the restructuring plans, respectively. During 2003 and 2002, payments of $22.6 million and $36.6 million were made in association with the restructuring plans, respectively. Additionally, during 2003, the restructuring plan liability was reduced by $7.5 million due to a reduction in estimated expenses related to previous reorganization initiatives. The reduction in the estimated liability was reflected in operation and maintenance expense.

4.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On November 26, 2003, NiSource sold its interest in Midtex Gas Storage Company, LLP for approximately $15.8 million and the assumption, by the buyer, of $1.7 million in debt. In the fourth quarter of 2003, NiSource recognized an after tax gain of $4.4 million related to this sale.

On October 20, 2003, NiSource sold all of the steel-related, "inside-the-fence" assets of its subsidiary PEI Holdings, Inc. (PEI), to Private Power, LLC (Private Power). The sale included six PEI operating subsidiaries and the name "Primary Energy". Private Power paid approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after tax cash proceeds from the sale reduced NiSource's debt by $206.3 million. NiSource has accounted for the assets sold as discontinued operations and has adjusted all periods presented accordingly. During 2003, NiSource recognized an after-tax loss of $29.1 million related to the sale.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 30, 2003, NiSource sold Columbia Service Partners, Inc. (Columbia Service Partners), a subsidiary of Columbia for approximately $22.5 million. In the third quarter of 2003, NiSource recognized an after-tax gain of $10.6 million related to the sale. Columbia Service Partners had been reported as assets held for sale.

On August 29, 2003, NiSource sold its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER), to a subsidiary of Triana Energy Holdings (Triana). Under the CER sales agreement, Triana , an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), purchased all of the stock of CER for $330.0 million, plus the assumption of obligations to deliver approximately
94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. Approximately $220.0 million of after-tax cash proceeds from the sale were used to reduce NiSource's debt. In addition, a $213.0 million liability related to the forward sales contracts was removed from the balance sheet. On January 28, 2003, NiSource's former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York for approximately $95.0 million. NiSource has accounted for CER as discontinued operations and has adjusted all periods presented accordingly. During 2003, NiSource recognized an after-tax loss of $301.2 million related to the sales.

During 2002, NiSource decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations on NiSource's consolidated income statement and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the consolidated balance sheets in 2002. On September 15, 2003, NiSource's subsidiary Columbia sold 100% of its shares in Transcom. During 2003, NiSource recognized an additional after-tax loss of $1.3 million related to the sale.

On April 30, 2002, NiSource sold the water utility assets of the Indianapolis Water Company and other assets of IWC Resources Corporation and its subsidiaries to the City of Indianapolis for $540.0 million. The divestiture of the water utilities was required as part of the U.S. Securities and Exchange Commission order approving the November 2000 acquisition of Columbia. The water utilities' operations were reported as discontinued operations through 2002.

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

Results from discontinued operations of CER (including the New York State properties), the six PEI subsidiaries, Transcom and the water utilities are provided in the following table:


Twelve months ended December 31, (in millions)       2003        2002       2001
--------------------------------------------------------------------------------
REVENUES FROM DISCONTINUED OPERATIONS             $ 154.7     $ 308.5    $ 406.4
--------------------------------------------------------------------------------
Income (Loss) from discontinued operations            2.0        25.3       40.7
Income taxes                                          2.5         7.1       19.5
--------------------------------------------------------------------------------
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS    $  (0.5)    $  18.2    $  21.2
--------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assets and liabilities of discontinued operations and assets and liabilities held for sale were as follows:



As of December 31, (in millions)                                                                          2003            2002
------------------------------------------------------------------------------------------------------------------------------
ASSETS OF DISCONTINUED OPERATIONS AND ASSETS
     HELD FOR SALE
     Accounts receivable, net                                                                         $     --        $   67.5
     Property, plant and equipment, net                                                                    6.5         1,375.6
     Other assets                                                                                           --           166.7
     Current liabilities                                                                                    --           (18.1)
     Debt                                                                                                   --            (4.8)
     Other liabilities                                                                                      --           (15.9)
------------------------------------------------------------------------------------------------------------------------------
Assets (Liabilities) Held for Sale and Net Assets of
     Discontinued Operations                                                                          $    6.5        $1,571.0
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES OF DISCONTINUED OPERATIONS AND
     LIABILITIES HELD FOR SALE
     Debt                                                                                             $     --        $ (176.3)
     Current liabilities                                                                                    --          (250.9)
     Other liabilities                                                                                      --          (532.7)
------------------------------------------------------------------------------------------------------------------------------
Liabilities Held for Sale and Liabilities of Discontinued Operations                                  $     --        $ (959.9)
------------------------------------------------------------------------------------------------------------------------------

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NOS. 141 AND 142 -- BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141), and SFAS No. 142. The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

The adoption of SFAS No. 142 on January 1, 2002 resulted in an increase in operating income of $93.1 million for the year ending December 31, 2002, reflecting the effects of discontinuing the amortization of goodwill. Net income would have been $309.3 million, or $1.51 per basic share for 2001 had NiSource discontinued the amortization of goodwill effective January 1, 2001. NiSource adopted the provisions of SFAS No. 141 on July 1, 2001.

In addition, NiSource has aggregated the subsidiaries related to the acquisition of Columbia into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Transmission and Storage Operations segment, for the purpose of testing goodwill for impairment. NiSource completed its analysis of the goodwill impairment test as of June 30, 2003. The results indicated that no impairment charge was required. NiSource will continue to complete the goodwill impairment test on an annual basis at June 30.

FASB INTERPRETATION NO. 45 -- GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Refer to "Other Commitments and Contingencies - Guarantees and Indemnities" in Note 17D for further discussion of NiSource's guarantees.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS NO. 143 -- ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71.

NiSource adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result an asset retirement obligation liability of $54.3 million was recognized, of which $43.4 was related to assets sold in 2003. In addition, NiSource capitalized $41.3 million in additions to plant assets, net of accumulated amortization, of which $27.1 million was related to assets sold in 2003, and recognized regulatory assets and liabilities of $1.2 million and $4.6 million, respectively. NiSource believes that the amounts recognized as regulatory assets will be recoverable in future rates. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $8.8 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of NiSource's accumulated depreciation and amortization was approximately $1.0 billion at December 31, 2003 and 2002 based on rates for estimated removal costs embedded in composite depreciation rates. NiSource reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the consolidated balance sheet and upon adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations" recharacterized the liability as a regulatory liability as of December 31, 2003.

For the twelve months ended December 31, 2003, NiSource recognized accretion expense of $0.6 million. The asset retirement obligations liability totaled $11.4 million at December 31, 2003. Had NiSource adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $49.4 million and $45.0 million at December 31, 2001 and 2000, respectively, of which $38.3 million and $34.6 million were related to assets sold in 2003.

EITF ISSUE NO. 02-03 -- ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES AND EITF ISSUE NO. 98-10 (EITF NO. 98-10) - ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES. On October 25, 2002, the EITF reached a final consensus in EITF No. 02-03 that gains and losses (realized or unrealized) on all derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. For purposes of the consensus, energy trading activities encompass contracts entered into with the objective of generating profits on, or exposure to, shifts in market prices. This consensus became effective for financial statements issued for periods beginning after December 15, 2002. NiSource reevaluated its portfolio of contracts in order to determine which contracts were required to be reported net in accordance with the provisions of the consensus and, as a result recognized equal and offsetting reductions to revenues and cost of sales of $945.4 million and $2,910.8 million for the years ended December 31, 2002 and 2001 respectively. Accordingly, NiSource's operating income remained unchanged for all periods presented.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FASB INTERPRETATION NO. 46 (REVISED DECEMBER 2003) -- CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46 to the first quarter of 2004. Currently, NiSource expects to consolidate certain real estate investments beginning in the first quarter of 2004. Upon consolidation, NiSource will increase its assets and liabilities by approximately $50 million.

SFAS NO. 149 -- AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective July 1, 2003, NiSource adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 did not have a material impact on NiSource's results of operations during 2003. However, the statement could have a significant impact on the number of contracts that will be marked to market through earnings.

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

EITF ISSUE NO. 03-11 -- REPORTING REALIZED GAINS AND LOSSES ON DERIVATIVE INSTRUMENTS THAT ARE SUBJECT TO FASB STATEMENT NO. 133 AND NOT "HELD FOR TRADING PURPOSES" AS DEFINED IN EITF ISSUE NO. 02-03. (EIF NO. 03-11) In August 2003, the EITF released Issue No. 03-11, which provides guidance on whether to report realized gains or losses on derivative contracts that settle on a net basis. Currently, NiSource generally reports contracts requiring physical delivery of a commodity on a gross basis. EITF No. 03-11 did not have a material impact on NiSource's results of operations.

FASB STAFF POSITION NO. FAS 106-1 -- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003. On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. However, specific authoritative guidance on the accounting for the federal subsidy is currently pending, and NiSource has elected to defer accounting for the effects of this pronouncement as allowed by this staff position. It is expected that the law and pronouncement will reduce the effects of the currently high prescription drug trend rates on NiSource's post-retirement benefits costs and cash flows assuming that NiSource's post-retirement benefits remain unchanged. However, it is not certain at this time what effects this law and pronouncement will have on NiSource's postretirement benefit costs and cash flows.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       REGULATORY MATTERS

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. The approval of the tracker will allow for the recovery of $25.2 million in previously uncollected accounts receivable for Columbia of Ohio.

Through October 2004, Columbia of Ohio is operating under a regulatory stipulation approved by the PUCO. On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's Choice(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and, (3) allow Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia Gas of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-systems sales. The order allows Columbia of Ohio to record post-in-service-carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant. Although this order will have a minimal impact on 2004, NiSource's initial estimate is that this order, if left unchanged, could potentially reduce operating income by approximately $20 million annually 2005 through 2007. Columbia Gas of Ohio anticipates, consistent with standard regulatory process, petitioning the commission for rehearing on the components which have been modified.

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49 month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $52.0 million were recognized for electric customers in 2003. The order adopting the settlement was appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. On October 14, 2003, the Appeals Court upheld the IURC's approval of the settlement. The Citizens Action Coalition of Indiana and the fourteen residential customers have filed a petition for transfer to the Supreme Court of Indiana.

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

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to the ITC and issued an order addressing the pricing of electric transmission. An IURC order approving the transfer of functional control of the transmission system to the ITC was issued on September 24, 2003. An uncontested settlement that authorized the reimbursement of $7.4 million to Northern Indiana for incurred costs was approved by the FERC on July 31, 2003. This reimbursement was received on September 30, 2003. Functional control was transferred to the ITC and MISO on October 1, 2003.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean H. Mitchell Generating Station (Mitchell Station) has been returned to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating station units and various options regarding the return of the Mitchell Station, constructed in the early 1950's, to service in the second half of 2004. Northern Indiana has requested proposals for outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February 2004, the city of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana expects to discuss the proposal to acquire the land with the city of Gary in the near future. To date, the city has not commenced any legal proceedings.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). The IURC order was appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana, where it was upheld by the Court on March 9, 2004. The Citizens Action Coalition of Indiana has 30 days from the date of that decision to petition the Court of Appeals for rehearing or the Supreme Court of Indiana for transfer of the case to that court. Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM, ECR-1, in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, providing for the collection of funds expended during construction and a return on the capital investment through increased rates beginning with the May 2003 customer bills. Through December 31, 2003 the ECRM revenues amounted to $5.2 million. On August 1, Northern Indiana filed ECR-2 for capital investments of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM was filed with the most recent semi-annual filing of the ECT in February 2004, which included a filing of the ECR-3 for capital investments of $194.1 million and an EERM amount of $1.9 million. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133 and, through 2002, accounted for any trading contracts that did not qualify as derivatives accounted for under SFAS No. 133 pursuant to EITF No. 98-10.

HEDGING ACTIVITIES. The activity for the years 2003 and 2002 affecting other comprehensive income, with respect to cash flow hedges included the following:

(in millions, net of tax)                                                                                   2003             2002
---------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash
     flow hedges at the beginning of the period                                                          $  67.8          $  50.1

Unrealized hedging gains arising during the period on
     derivatives qualifying as cash flow hedges                                                             13.0             24.7

Reclassification adjustment for net loss (gain) included in net income                                      10.9             (7.0)
---------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash flow hedges at
     the end of the period                                                                               $  91.7          $  67.8
---------------------------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on NiSource's hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource's trading portfolio. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $165.6 million and $140.6 million at December 31, 2003 and 2002, respectively, of which $51.3 million and $29.2 million were included in "Current Assets", $114.3 million and $111.4 million were included in "Other Assets." Price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $3.5 million and $4.1 million at December 31, 2003 and 2002, respectively, all of which was included in "Current Liabilities."

During 2003 and 2002, a gain of $2.0 million, net of tax and zero respectively, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during 2003 and 2002, NiSource reclassified $0.9 million and zero respectively, related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $25.2 million, net of tax.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Northern Indiana offers a Dependabill program as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas and the option to call on additional volumes that match the anticipated delivery needs of the program. These derivatives are presently marked-to-market and have not been designated as cash flow hedges. The consolidated balance sheets reflected $0.3 million of price risk management liabilities associated with these programs.

Northern Utilities, Inc. has implemented a hedging program designed to fix a portion of their gas supply costs for the coming year of service. In order to fix these costs, Northern Utilities purchases NYMEX futures that correspond to the associated delivery month. Since any gains or losses on the fair value of these derivatives are passed through to the ratepayer directly, the value of these derivatives is offset by either a regulatory asset or liability.

In addition, Northern Indiana and Bay State engage in writing options that potentially obligate them to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The consolidated balance sheets reflected $1.2 million of price risk management assets associated with the programs.

Columbia Energy Services Corporation (Columbia Energy Services) has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases.

NiSource has entered into interest rate swap agreements to modify the interest rate characteristics of its outstanding long-term debt from fixed to variable On July 22, 2003, NiSource entered into fixed-to-variable interest rate swap agreements in a notional amount of $500.0 million with four counterparties with an 11-year term. NiSource will receive payments based upon a fixed 5.40% interest rate and pay a floating interest amount based on U.S. 6-month British Bankers Association (BBA) LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on either July 15, 2008 or July 15, 2013 at mid-market.

Columbia has entered into interest rate swap agreements to modify the interest rate characteristics of its outstanding long-term debt from fixed to variable. On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100 million with two counterparties. Columbia will receive payments based upon a fixed 7.42% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 2.39% per annum. There was no exchange of premium at the initial date of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the right to cancel the swaps on either April 15, 2008 or April 15, 2013 at mid-market.

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement containing a notional amount of $100.0 million. NiSource received a settlement payment from the counterparty amounting to $8.2 million, which will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On September 3, 2002, Columbia entered into new fixed-to-variable interest rate swap agreements for a combined notional amount of $281.5 million with three counterparties effective as of September 5, 2002. Columbia will receive payments based upon a fixed 7.32% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus 2.66% per annum. There was no exchange of premium at inception of the swaps. The swaps contain mirror-image call provisions that allow the counterparties to cancel the agreements beginning November 28, 2005 through the stated maturity date. In addition, each party has the one-time right to cancel the swaps on September 5, 2007 at mid-market.

As a result of the interest rate swap transactions, $500.0 million of NiSource Finance Corporation's (NiSource Finance) long-term debt and $663.0 million of Columbia's long-term debt is now subject to fluctuations in interest rates. The interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt's fair value is measured using the short-cut method pursuant to SFAS No. 133. Both NiSource and Columbia had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years.

MARKETING AND TRADING ACTIVITIES. Effective July 1, 2002, EnergyUSA-TPC (TPC) sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Prior to the sale, TPC's operations included the activities of its gas and power trading businesses. Beginning with the effective date of the sale, the primary remaining operations associated with TPC include commercial and industrial gas sales (including arranging supply), gas supply and power marketing associated with NiSource's single merchant cogeneration facility and power trading. With the exception of power trading and one remaining gas trading deal, which expired in October 2002, since July 1, 2002 the gas-related activities at TPC have no longer been considered trading activities, and all positions were marked to fair value pursuant to SFAS No. 133.

In April 2003, the remaining gas-related activities (physical commodity sales to commercial and industrial customers) that had been classified as derivatives were considered to fall within the normal purchase and sale exception under SFAS No. 133. Therefore, all gas-related derivatives used to offset the physical obligations necessary to fulfill these commodity sales were designated as cash flow hedges.

The fair market values of NiSource's power trading assets and liabilities were $21.9 million and $23.4 million, respectively, at December 31, 2003 and $16.4 million and $16.4 million, respectively, at December 31, 2002. The fair market values of NiSource's gas marketing assets and liabilities were $24.8 million and $22.4 million, respectively, at December 31, 2002.

Pursuant to the October 25, 2002 consensus reached regarding EITF No. 02-03 beginning in 2003 the results of derivatives related to trading activities were presented on a net basis. All periods presented have been adjusted to conform to the revised presentation.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       EQUITY INVESTMENT SUBSIDIARIES

Certain investments of NiSource are accounted for under the equity method of accounting. All investments shown as limited partnerships are limited partnership interests. The following is a list of NiSource's equity investments at December 31, 2003.

                                                                                                                     % of Voting
                                                                                                                       Power or
                             Investee                                                      Type of Investment        Interest Held
-----------------------------------------------------------------------------------------------------------------------------------
Bittersweet Pointe, L.P.                                                              Limited Partnership                      99.0
Bristol Resources Production Company, L.L.C.                                          LLC Membership                           64.0
Chicago South Shore & South Bend Railroad Co.                                         General Partnership                      40.0
Douglas Pointe Associates, L.P.                                                       Limited Partnership                      99.0
Douglas Pointe II Associates, L.P.                                                    Limited Partnership                      99.0
Douglas Pointe III Associates, L.L.C.                                                 LLC Membership                           99.0
Dunedin I, L.L.C.                                                                     LLC Membership                           99.0
Dunedin II, L.L.C.                                                                    LLC Membership                           99.0
EnerTek Partners, LP                                                                  Limited Partnership                      16.5
Haverstraw Bay, L.L.C.                                                                LLC Membership                           98.0
Hebron Pointe, L.L.C.                                                                 LLC Membership                           99.0
House Investments - Midwest Corporate Tax Credit Fund, L.P.                           Limited Partnership                      12.2
Illinois Indiana Development Company, L.L.C.                                          LLC Membership                           40.0
Kingsmill Development Co., L.L.C.                                                     LLC Membership                           99.9
Laredo Nueces Pipeline Company                                                        Common Shares                            50.0
Millennium Pipeline Company, L.P.                                                     Limited Partnership                      47.0
Millennium Pipeline Management Company, L.L.C.                                        LLC Membership                           47.5
N Squared Aviation, L.L.C.                                                            LLC Membership                           33.3
Nth Power Technologies Fund II, L.P.                                                  Limited Partnership                       4.1
Nth Power Technologies Fund II-A, L.P.                                                Limited Partnership                       5.4
Prestwick Square of Fort Wayne Associates, L.P.                                       Limited Partnership                      99.9
Robertson's Building, L.L.C.                                                          LLC Membership                           99.0
SunPower Corporation                                                                  Preferred Shares                         14.7
The Wellingshire Joint Venture                                                        General Partnership                      50.0
Utech Climate Challenge Fund, L.P.                                                    Limited Partnership                      17.9
Woodland Crossing, L.L.C.                                                             LLC Membership                           99.0
-----------------------------------------------------------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       INCOME TAXES

The components of income tax expense were as follows:

Year Ended December 31, (in millions)                                                    2003             2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES
Current
   Federal                                                                              $ 132.0          $ 126.4           $ 189.7
   State                                                                                   24.3             (3.3)             29.4
-----------------------------------------------------------------------------------------------------------------------------------
Total Current                                                                             156.3            123.1             219.1
-----------------------------------------------------------------------------------------------------------------------------------
Deferred
   Federal                                                                                 82.4             74.8             (44.9)
   State                                                                                    4.4             29.9               1.4
-----------------------------------------------------------------------------------------------------------------------------------
Total Deferred                                                                             86.8            104.7             (43.5)
-----------------------------------------------------------------------------------------------------------------------------------
Deferred Investment Credits                                                                (8.9)            (8.9)             (9.0)
-----------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES INCLUDED IN CONTINUING OPERATIONS                                          $ 234.2          $ 218.9           $ 166.6
-----------------------------------------------------------------------------------------------------------------------------------

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)                                         2003                 2002                 2001
-----------------------------------------------------------------------------------------------------------------------------------
Book income from Continuing Operations before
   income taxes                                                       $ 659.9              $ 617.0              $ 357.6
Tax expense at statutory Federal income tax rate                        231.0      35.0%     216.0      35.0%     125.2      35.0%
Increases (reductions) in taxes resulting from:
   State income taxes, net of federal income tax benefit                 18.6        2.8      17.1        2.8      19.8        5.5
   Book depreciation over related tax depreciation                        1.2        0.2      (2.2)      (0.4)     (0.1)         -
   Amortization of deferred investment tax credits                       (8.9)      (1.3)     (8.9)      (1.4)     (9.0)      (2.5)
   Low-income housing / Section 42 credits                               (5.1)      (0.8)     (5.1)      (0.8)     (4.8)      (1.3)
   Nondeductible amounts related to amortization of
     intangible assets and plant acquisition adjustments                   --         --        --         --      32.8        9.2
   Other, net                                                            (2.6)      (0.4)      2.0        0.3       2.7        0.7
-----------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES FROM CONTINUING OPERATIONS                               $ 234.2      35.5%   $ 218.9      35.5%   $ 166.6      46.6%
-----------------------------------------------------------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource's net deferred tax liability were as follows:

At December 31, (in millions)                                                                             2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
   Accelerated depreciation and other property differences                                             $ 1,521.2         $ 1,482.0
   Unrecovered gas & fuel costs                                                                             67.2              46.7
   Other regulatory assets                                                                                 217.9             238.4
   SFAS No. 133 and price risk adjustments                                                                  49.0              42.7
   Premiums and discounts associated with long-term debt                                                    58.1              60.7
-----------------------------------------------------------------------------------------------------------------------------------
Total Deferred Tax Liabilities                                                                           1,913.4           1,870.5
-----------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
   Deferred investment tax credits and other regulatory liabilities                                        (54.0)            (62.4)
   Pension and other postretirement/postemployment benefits                                               (151.7)           (163.4)
   Environmental liabilities                                                                               (18.8)            (41.2)
   Other accrued liabilities                                                                               (33.1)            (52.3)
   Other, net                                                                                               (2.9)            (38.2)
-----------------------------------------------------------------------------------------------------------------------------------
Total Deferred Tax Assets                                                                                 (260.5)           (357.5)
-----------------------------------------------------------------------------------------------------------------------------------
Less:  Deferred income taxes related to current assets and liabilities                                      57.0              (4.8)
-----------------------------------------------------------------------------------------------------------------------------------
NON-CURRENT DEFERRED TAX LIABILITY                                                                     $ 1,595.9         $ 1,517.8
-----------------------------------------------------------------------------------------------------------------------------------

On June 28, 2002, the governor of Indiana signed into law legislation that increased the Indiana Corporate Income tax rate from 4.5% to 8.5% effective January 1, 2003. As a result, NiSource recorded an additional deferred income tax liability of $63.3 million (net) in the second quarter of 2002 to reflect the impact of the increased tax rate. NiSource's regulated subsidiaries recorded a regulatory asset in the amount of $65.0 million to reflect the probable collection of the increased tax liability through future rates. The overall impact on income tax expense in 2002 was a reduction of $1.7 million.

10.      PENSION AND OTHER POSTRETIREMENT BENEFITS

NiSource provides defined contribution plans and noncontributory defined benefit retirement plans that cover its employees. Benefits under the defined benefit retirement plans reflect the employees' compensation, years of service and age at retirement. Additionally, NiSource provides health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for NiSource. The expected cost of such benefits is accrued during the employees' years of service. Current rates of rate-regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts. NiSource uses September 30 as its measurement date for its pension and postretirement benefit plans.

NiSource employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and asset class volatility. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, small and large capitalizations. Other assets such as private equity and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying assets. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:

Asset Mix Policy of Total Fund:

                    ASSET CATEGORY                                      MINIMUM                                 MAXIMUM
-----------------------------------------------------------------------------------------------------------------------------------
Domestic Equities                                                         40%                                     60%
International Equities                                                    10%                                     20%
Fixed Income                                                              15%                                     45%
Real Estate/Alternative Investments                                       0%                                      10%
Short-Term Investments                                                    0%                                      10%
-----------------------------------------------------------------------------------------------------------------------------------

Pension Plan and Postretirement Plan Asset Mix at September 30, 2003:

                                                                                            POST RETIREMENT
                                           DEFINED BENEFIT                                   WELFARE PLAN
            (in millions)                   PENSION ASSETS             9/30/2003                 ASSETS                9/30/2003
-----------------------------------------------------------------------------------------------------------------------------------
             ASSET CLASS                     ASSET VALUE          % OF TOTAL ASSETS           ASSET VALUE         % OF TOTAL ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
Domestic Equities                                  $ 925.7                     50.6%              $ 89.9                  53.5%
International Equities                               290.9                     15.9%                30.3                  18.0%
Fixed Income                                         523.2                     28.6%                45.7                  27.2%
Alternative Investments                               86.0                      4.7%                  --                   0.0%
Cash/Other                                             3.7                      0.2%                 2.2                   1.3%
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                            $ 1,829.5                    100.0%             $ 168.1                 100.0%
-----------------------------------------------------------------------------------------------------------------------------------

NiSource employs a building block approach with proper consideration of diversification and rebalancing in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are analyzed to ensure that they are consistent with the widely accepted capital market principle that assets with higher volatility generate greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Due to the upswing in the equity markets in 2003, the fair value of NiSource's pension fund assets has increased since September 30, 2002. However, the discount rate used to measure the accumulated benefit obligation has decreased, which slightly offset the increase in the pension assets. In accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," NiSource adjusted its minimum pension liability at December 31, 2003. The adjustment resulted in a decrease to the retirement benefit liabilities of $94.8 million, a decrease in intangible assets of $6.1 million, a decrease to deferred income tax assets of $35.2 million and an increase to other comprehensive income of $53.5 million after-tax. As a result of the increase in the fair value of the plans assets, NiSource expects pension expense for 2004 to decrease approximately $19.2 million from the amount recognized in 2003. In addition, NiSource expects to make contributions of $18.1 million to its pensions plans and $51.5 million to its postretirement medical and life plans in 2004.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide a reconciliation of the plans' funded status and amounts reflected in NiSource's Consolidated Balance Sheets at December 31 based on a September 30 measurement date:

                                                              PENSION BENEFITS                               OTHER BENEFITS
                                                       ------------------------------               -------------------------------
(in millions)                                             2003               2002                    2003                  2002
-----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year            $ 1,948.3           $ 1,740.3                $ 541.3              $ 519.3
    Service cost                                            35.1                39.5                    7.2                 11.3
    Interest cost                                          131.0               125.8                   36.5                 33.3
    Plan participants' contributions                          --                  --                    1.7                  1.1
    Plan amendments                                         15.1                 1.1                   10.7                (14.0)
    Actuarial (gain) loss                                  141.4               194.3                  103.5                 23.2
    Benefits paid                                         (157.3)             (152.7)                 (41.9)               (32.9)
-----------------------------------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                      $ 2,113.6           $ 1,948.3                $ 659.0              $ 541.3
-----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
    Fair value of plan assets at beginning of year     $ 1,651.1           $ 1,847.5                $ 138.3              $ 144.2
    Actual return on plan assets                           334.0               (92.0)                  25.3                 (7.0)
    Employer contributions                                   1.7                48.3                   44.7                 32.9
    Plan participants' contributions                          --                  --                    1.7                  1.1
    Settlement payments                                       --                  --                     --                   --
    Benefits paid                                         (157.3)             (152.7)                 (41.9)               (32.9)
-----------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR               $ 1,829.5           $ 1,651.1                $ 168.1              $ 138.3
-----------------------------------------------------------------------------------------------------------------------------------

    Funded status                                       $ (284.1)           $ (297.2)              $ (490.9)            $ (403.0)
    Contributions made after measurement
      date and before fiscal year end                        0.6                 0.2                   14.5                  7.7
    Unrecognized actuarial (gain) loss                     417.2               493.9                   57.1                (34.8)
    Unrecognized prior service cost                         61.6                54.7                   13.3                  1.9
    Unrecognized transition obligation                        --                 5.5                  104.1                116.5
-----------------------------------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED AT END OF YEAR                     $ 195.3             $ 257.1               $ (301.9)            $ (311.7)
-----------------------------------------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE STATEMENT OF
    FINANCIAL POSITION CONSIST OF:
    Accrued benefit liability                             (107.9)             (141.1)
    Intangible asset                                        51.2                57.3
    Accumulated other comprehensive income, pre-tax        252.0               340.9
-----------------------------------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED AT END OF YEAR                     $ 195.3             $ 257.1
-----------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME, PRE-TAX,
    ATTRIBUTABLE TO CHANGE IN ADDITIONAL
    MINIMUM LIABILITY RECOGNITION                        $ (88.7)            $ 339.3
-----------------------------------------------------------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                              PENSION BENEFITS                              OTHER BENEFITS
                                                       -------------------------------              -------------------------------
                                                            2003                2002                   2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
    SEPTEMBER 30,
    Discount rate assumption                               6.25%                7.0%                  6.25%                 7.0%
    Compensation growth rate assumption                     4.0%                4.0%                   4.0%                 4.0%
    Medical cost trend assumption                            --                  --                    5.0%                 5.5%
    Assets earnings rate assumption                         9.0%                9.0%                   9.0%                 9.0%
-----------------------------------------------------------------------------------------------------------------------------------

The following table provides the components of the plans' net periodic benefits cost (benefit) for each of the three years:

                                                           PENSION BENEFITS                              OTHER BENEFITS
                                                 -----------------------------------          -------------------------------------
(in millions)                                     2003          2002          2001             2003          2002          2001
-----------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC COST
    Service cost                                 $  35.1       $  39.5       $  45.9          $   7.2       $  11.3       $  13.4
    Interest cost                                  131.0         125.8         139.3             36.5          33.3          39.6
    Expected return on assets                     (141.7)       (161.1)       (198.2)           (10.2)        (10.0)        (11.5)
    Amortization of transitional obligation          5.5           6.3           6.5             11.6          11.8          11.9
    Amortization of prior service cost               8.3           9.9          10.3              0.1           1.5           0.5
    Recognized actuarial (gain) loss                25.7           1.4         (12.7)            (3.5)         (8.5)         (7.8)
    Settlement (gain) loss                            --            --          (8.4)              --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFITS COST (BENEFIT)             $  63.9       $  21.8       $ (17.3)         $  41.7       $  39.4       $  46.1
-----------------------------------------------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                                           1% point      1% point
(in millions)                                                                                              increase      decrease
-----------------------------------------------------------------------------------------------------------------------------------
Effect on service and interest components of net periodic cost                                             $    4.6      $   (4.1)
Effect on accumulated postretirement benefit obligation                                                        45.5         (41.9)
-----------------------------------------------------------------------------------------------------------------------------------

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The redemption prices at December 31, 2003, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, were as follows:

                                                                                                                      Redemption
                                                                                                        Series     Price per Share
-----------------------------------------------------------------------------------------------------------------------------------
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Cumulative preferred stock - $100 par value -                                                         4-1/4%         $ 101.20
                                                                                                         4-1/2%         $ 100.00
                                                                                                          4.22%         $ 101.60
                                                                                                          4.88%         $ 102.00
                                                                                                          7.44%         $ 101.00
                                                                                                          7.50%         $ 101.00
   Cumulative preferred stock - no par value adjustable rate (6.00%
     at December 31, 2003), Series A (stated value $50 per share)                                                       $  50.00
-----------------------------------------------------------------------------------------------------------------------------------

The redemption prices at December 31, 2003, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

                                                                      Redemption                         Sinking Fund or Mandatory
Series                                                              Price per Share                        Redemption Provisions
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock -                                 $100 par value -
   8.35%                                                     $102.22, reduced periodically              3,000 shares on or before
                                                                                                        July 1; increasing to 6,000
                                                                                                        shares beginning in 2004;
                                                                                                        noncumulative option to
                                                                                                        double amount each year

   7-3/4%                                                    $103.18, reduced periodically              2,777 shares on or before
                                                                                                        December 1; noncumulative
                                                                                                        option to double amount
                                                                                                        each year
-----------------------------------------------------------------------------------------------------------------------------------

Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 2003, for each of the subsequent five years were as follows:


Year Ending December 31, (in millions)
-----------------------------------------------------------------------------------------------------------------------------------
2004                                                                                                                          $ 0.9
2005                                                                                                                            0.9
2006                                                                                                                            0.9
2007                                                                                                                            0.6
2008                                                                                                                             --
-----------------------------------------------------------------------------------------------------------------------------------

12.      COMMON STOCK

As of December 31, 2003, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.

A. CORPORATE PIES REMARKETING. In February 2003, NiSource issued approximately
13.1 million shares of common stock associated with the settlement of forward equity agreements comprising a component of the Corporate PIES. Concurrently with the settlement of the forward agreements, NiSource remarketed the underlying debentures, due February 19, 2005, and reset the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders' obligation under the forward equity agreements. As a result of the transaction, the underlying subsidiary trust was dissolved.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


B. EQUITY OFFERING. In November 2002, NiSource issued 41.4 million shares of common stock at a per-share price of $18.30 ($17.75 on a net basis). The net proceeds of approximately $734.9 million were used to reduce debt.

C. SHAREHOLDER RIGHTS PLAN. The Board of Directors of NiSource has adopted a Shareholder Rights Plan, pursuant to which one right accompanies each share of common stock. Each right, when exercisable, would initially entitle the holder to purchase from NiSource one one-hundredth of a share of Series A Junior Participating Preferred Stock, with $0.01 par value, at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource's outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the rights would entitle the holders to purchase NiSource's or the acquirer's common shares for one-half of the market price. The rights will not dilute NiSource's common stock nor affect earnings per share unless they become exercisable for common stock. The plan was not adopted in response to any specific attempt to acquire control of NiSource. The rights are not currently exercisable.

D. NORTHERN INDIANA DIVIDEND RESTRICTION. So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid or declared on its common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2003, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 41% of the total capitalization including surplus.

E. COMMON STOCK DIVIDEND. Holders of shares of NiSource's common stock are entitled to receive dividends when, as and if declared by NiSource's Board of Directors (Board) out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $1.10 per share for the 2003 year. Beginning with the November 2003 dividend, NiSource reduced its annual dividend to $0.92 per share from $1.16 per share. At its January 5, 2004 meeting, the Board declared a quarterly common dividend of $0.23 cents per share, payable on February 20, 2004 to holders of record on January 30, 2004.

13.      LONG-TERM INCENTIVE PLANS

NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights (SARs), performance units, contingent stock awards and dividend equivalents payable on grants of options, performance units and contingent stock awards. Each option has a maximum term of ten years and vests one year from the date of grant. SARs may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common stock, or a combination thereof. In addition, NiSource currently has non-qualified option grants outstanding and not vested which were granted under a 1988 long-term incentive plan.

The amended and restated 1994 Plan provides for the issuance of up to 21 million shares through December 31, 2005. At December 31, 2003, there were 8,101,539 shares reserved for future awards under the amended and restated 1994 Plan. In connection with the acquisition of Columbia, no options were converted or assumed.

Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restricted stock grants made in 2001 and 2000 were exchanged in 2001 for new grants equal to 150% of the shares of common stock subject to the original grants. Restricted stock issued in conjunction with the new grants generally will vest over a period of years beginning on December 31, 2002, and for the Chief Executive Officer, the awards will vest after the year of death, disability, termination without cause, change of control or retirement. Shares subject to the new grants must be held until December 31, 2004. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 641,529 and 861,740 restricted shares outstanding and not vested at December 31, 2003 and 2002, respectively.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2003, NiSource had 799,829 outstanding awards under a contingent stock plan. The terms of the awards contain a provision that varies the number of shares to be issued based on the level of attainment of certain stock performance targets and also allows for the accrual of dividends on the contingent stock awards. In 2003, based on the performance of NiSource's common stock through December 31, 2003, NiSource recorded expense of $6.7 million for the 2003 year related to the awards of contingent shares under the 1994 Plan.

NiSource established a time accelerated restricted stock award plan (TARSAP), which governs restricted stock awards beginning with the January 1, 2003 grants. Under the plan, key executives are granted awards of restricted stock or contingent stock that generally vest over a period of six years or at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at the end of the third year. On January 1, 2003, 732,029 grants of restricted and contingent shares were issued under the TARSAP. NiSource recognized expense of $4.4 million for TARSAP awards for the year ended December 31, 2003.

The Amended and Restated Non-employee Director Stock Incentive Plan, which was approved by the board and stockholders at the 2003 annual meeting, provides for the issuance of up to 500,000 shares of common stock to non-employee directors. The Plan provides for awards of common stock, which vest in 20% increments per year, with full vesting after five years. The Plan permits the granting of restricted stock units and allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director's death or disability, or a change in control of NiSource. If a director's service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any shares of common stock not vested as of the date of termination are forfeited. As of December 31, 2003, 100,500 shares had been issued under the Plan.

The long-term incentive plans have been accounted for using the intrinsic value method under APB No. 25. The compensation cost that was charged against net income for restricted stock awards was $12.9 million; $7.3 million and $7.3 million for years ended December 31, 2003, 2002 and 2001, respectively. Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant.

Stock option transactions for the three years ended December 31, 2003, were as follows:

                                                                                                                  Weighted Average
                                                                                                   Options         Option Price ($)
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2001                                                                   4,462,883                   20.76
   Granted                                                                                       1,725,105                   25.92
   Exercised                                                                                      (563,908)                  17.40
   Cancelled                                                                                      (141,014)                  25.93
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001                                                                 5,483,066                   22.62
   Granted                                                                                       2,190,745                   21.80
   Exercised                                                                                      (307,978)                  15.47
   Cancelled                                                                                      (401,080)                  24.06
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002                                                                 6,964,753                   22.62
   Granted                                                                                       2,464,996                   19.79
   Exercised                                                                                      (544,327)                  17.44
   Cancelled                                                                                      (728,726)                  23.19
-----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 2003                                                                 8,156,696                   22.03
EXERCISABLE AT DECEMBER 31, 2003                                                                 5,856,044                   22.91
Exercisable at December 31, 2002                                                                 5,017,914                   22.90
Exercisable at December 31, 2001                                                                 3,822,269                   21.17
-----------------------------------------------------------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information on stock options outstanding and exercisable at December 31, 2003:

                                                       Options Outstanding                               Options Exercisable
                                      ----------------------------------------------------------- ---------------------------------
                                                      Weighted Average          Weighted Average                  Weighted Average
 Range of Exercise                           Number     Exercise Price     Remaining Contractual        Number      Exercise Price
Prices Per Share ($)                    Outstanding       Per Share ($)            Life in Years   Exercisable        Per Share ($)
-----------------------------------------------------------------------------------------------------------------------------------
  $11.69 - $14.61                           121,300              14.38                       0.6       121,300               14.38
  $14.62 - $17.53                           150,800              16.22                       1.6       150,800               16.22
  $17.54 - $20.45                         2,913,914              19.56                       7.4       613,262               18.71
  $20.46 - $23.38                         2,204,652              21.32                       5.6     2,204,652               21.32
  $23.39 - $26.30                         2,323,280              25.20                       5.9     2,323,280               25.20
  $26.31 - $29.22                           442,750              29.22                       3.8       442,750               29.22
-----------------------------------------------------------------------------------------------------------------------------------
                                          8,156,696              22.03                       6.1     5,856,044               22.91
-----------------------------------------------------------------------------------------------------------------------------------

There were no SARs outstanding at December 31, 2003, 2002 or 2001.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 4.9-6.0%. The weighted average fair value of options granted was $3.44, $6.03 and $8.44 during the years 2003, 2002 and 2001, respectively. The following assumptions were used for grants in 2003, 2002 and 2001:

                                                                         2003                       2002                      2001
-----------------------------------------------------------------------------------------------------------------------------------
Expected Life                                                             5.9                    5.8 yrs                   5.6 yrs
Interest Rate                                                      3.17-3.33%                   4.4-5.1%                  4.0-4.9%
Volatility                                                              31.2%                 40.7-42.0%                27.5-28.4%
-----------------------------------------------------------------------------------------------------------------------------------

14.      LONG-TERM DEBT

On November 4, 2003, NiSource Finance issued $250.0 million of 18-month floating rate unsecured notes that mature May 4, 2005. The notes are callable, at par, at the option of NiSource on or after May 4, 2004. Also on November 4, 2003, NiSource Finance issued $250.0 million of 3.20% three year unsecured notes that mature November 1, 2006. On July 21, 2003, NiSource issued $500.0 million of 5.40% eleven-year senior unsecured notes that mature July 15, 2014. In February 2003, NiSource remarketed most of the underlying debentures due February 19, 2005, which were comprised of a component of the Corporate PIES, resetting the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders' obligation under the forward equity agreements. The sole purchaser of the remarketed securities purchased newly offered 6.15% notes due March 1, 2013, using the remarketed debentures as consideration.

As a portion of the consideration payable in the acquisition of Columbia, NiSource issued 55.5 million SAILSSM. The SAILSSM were issued as one unit consisting of two separate instruments: a debenture with a stated amount of $2.60 and a purchase contract requiring the holder to purchase for $2.60 cash, a fractional number of shares of NiSource common stock based on a settlement rate indexed to the market price of NiSource common stock. The purchase contract settlement date will be on November 1, 2004 or earlier if there is a change in control of NiSource before that date. The debentures, which mature on November 1, 2006, have been pledged to secure the holders' obligation to purchase common stock under the purchase contract.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The value of the consideration received, Columbia shares, was allocated between the debenture and the stock purchase contract consistent with the provisions of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Payments under the debenture were $144.4 million nominally and were discounted at a market interest rate to reflect a fair value of $107.0 million at the date of issuance. The debentures are reflected as a component of long-term debt on NiSource's consolidated balance sheet. The value of the forward equity contracts at the date of issuance was determined to be $7.4 million. The value of the stock purchase contracts was reflected as a component of equity, consistent with the provisions of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" (at that time) and, subsequently, EITF No. 00-19.

Sinking fund requirements and maturities of long-term debt outstanding at December 31, 2003, for each of the five years subsequent to December 31, 2003 were as follows:

Year Ending December 31, (in millions)
-------------------------------------------------------------------------------
2004                                                                  $   118.3
2005                                                                    1,550.8
2006                                                                      430.9
2007                                                                      371.3
2008                                                                       33.8
-------------------------------------------------------------------------------

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

Of NiSource's $5,993.4 million of long-term debt at December 31, 2003, $295.3 million was issued by NiSource's affiliate, NiSource Capital Markets, Inc. (Capital Markets). The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Market's obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Market's creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, was $12.4 billion at December 31, 2003.

Columbia has entered into interest rate swap agreements for $663.0 million of its outstanding long-term debt. In addition, NiSource has entered into interest rate swap agreements for $500.0 million of its outstanding long-term debt. The effect of these agreements is to modify the interest rate characteristics of a portion of their respective long-term debt from fixed to variable. See Note 7 for further information regarding the interest rate swaps.

NiSource is subject to two financial covenants under both its 364-day and 3-year revolving credit facilities. These covenants are not expected to change materially under NiSource's current renewal of the credit facilities. On a consolidated basis, NiSource must maintain an interest coverage ratio of not less than 1.75, as determined for each period of four consecutive fiscal quarters. Additionally, NiSource must maintain a debt to capitalization ratio that does not exceed 70 percent. As of December 31, 2003, NiSource was in compliance with these financial covenants.

NiSource is also subject to certain negative covenants under the revolving credit facilities. Such covenants include a limitation on the creation or existence of new liens on NiSource's assets, generally exempting liens on utlity assets, purchase money security interests, preexisting security interests and an additional asset basket equal to 5.0% of NiSource's consolidated net tangible assets. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource's assets to no more than 10.0% of its consolidated total assets. The revolving credit facilities also include a cross-default provision, which triggers an event of default under the credit facility in the event of any uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50.0 million or more.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NiSource's bond indentures generally do not contain any financial maintenance covenants. However, NiSource's bond indentures are generally subject to cross default provisions ranging from uncured payment defaults of $5.0 to $50.0 million, and limitations on the incurrence of liens on NiSource's assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional asset basket capped at either 5.0% or 10.0% of NiSource's consolidated net tangible assets.

15.      SHORT-TERM BORROWINGS

Due to the company's liquidity position, NiSource elected not to renew its $500.0 million 364-day credit facility, which expired on March 20, 2003. The 364-day credit facility was utilized to support the issuance of letters of credit. As a result of the 364-day facility expiring, the $1.25 billion three-year facility that expires on March 23, 2004 was amended to allow for an increase in aggregate letters of credit outstanding from $150.0 million to $500.0 million. The recent reduction in NiSource's short-term borrowing needs is attributable to the $734.9 million of net proceeds from the equity offering during November 2002, the successful Corporate PIES remarketing, the sale of the exploration and production properties, certain assets of PEI and net cash flow from continuing operations. NiSource currently anticipates that its $1.25 billion 3-year credit facility expiring March 23, 2004 will be replaced during the first quarter of 2004 and will be split between a 364-day facility and a 3-year facility.

As of December 31, 2003, NiSource had $121.4 million of letters of credit outstanding. At December 31, 2002, NiSource had $171.7 million of letters of credit outstanding.

Short-term borrowings were as follows:

At December 31, (in millions)                                                                                2003            2002
-----------------------------------------------------------------------------------------------------------------------------------
Commercial paper weighted average interest rate of 2.25%                                                    $    --        $ 150.0
Credit facility (3-Year Facility) borrowings weighted average interest rate of
   1.82% at December 31, 2003                                                                                 685.5          763.1
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM BORROWINGS                                                                                 $ 685.5        $ 913.1
-----------------------------------------------------------------------------------------------------------------------------------

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amount and estimated fair values of financial instruments were as follows:

                                                                      CARRYING         ESTIMATED         Carrying         Estimated
                                                                        AMOUNT        FAIR VALUE           Amount        Fair Value
At December 31, (in millions)                                             2003              2003             2002              2002
-----------------------------------------------------------------------------------------------------------------------------------
Long-term investments                                                 $   76.0        $     76.0         $   59.7        $     59.3
Long-term debt (including current portion)                             6,111.7           6,733.3          6,074.4           6,539.4
Preferred stock (including current portion)                               84.4              84.8             85.5              86.1
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely Company debentures                                        --                --            345.0             265.0
-----------------------------------------------------------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SALE OF TRADE ACCOUNTS RECEIVABLE. NiSource's accounts receivable programs qualify for sale accounting based upon the conditions met in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities." In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. NiSource does not retain any interest in the receivables under both agreements.

Columbia of Ohio is a party to an agreement to sell, without recourse, all of its trade receivables, with the exception of certain low-income payment plan receivables, as they originate, to Columbia Accounts Receivable Corporation
(CARC), a wholly-owned subsidiary of Columbia. CARC, in turn, is party to an agreement under which it sells a percentage ownership interest in the accounts receivable to a commercial paper conduit. Under these agreements, CARC may not sell any new affiliate receivables to the conduit if Columbia's debt rating falls below BBB or Baa2 at Standard and Poor's and Moody's, respectively. In addition, if Columbia's debt rating falls below investment grade, the agreements terminate and CARC may not sell any new receivables to the conduit. As of December 31, 2003, $89.5 million of accounts receivable had been sold by CARC. Canadian Imperial Bank of Commerce (CIBC), the administrative agent for the program, has informed Columbia of Ohio that, CIBC and its commercial paper conduit entities will let all existing receivable securitization agreements expire in the normal course of business. As such, the Columbia of Ohio receivables program with CIBC will terminate on May 15, 2004 and Columbia of Ohio plans to initiate a new program with a new agent and conduit purchaser.

Under the agreements, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CARC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivable Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells a percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004. As of December 31, 2003, $166.8 million of accounts receivable had been sold by NRC. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's, respectively.

Under the agreements, Northern Indiana acts as servicer, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

17.      OTHER COMMITMENTS AND CONTINGENCIES

A. CAPITAL EXPENDITURES. NiSource expects that approximately $518.6 million will be expended for construction purposes during 2004.

B. SERVICE AGREEMENTS. Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $16.5 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

C. ASSETS UNDER LIEN. Substantially all of Columbia Gas Transmission Corporation's (Columbia Transmission) properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


D. GUARANTEES AND INDEMNITIES. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by-letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at December 31, 2003 and the years in which they expire were:

(in millions)                                 Total          2004        2005          2006         2007          2008     After
-----------------------------------------------------------------------------------------------------------------------------------
Guarantees of subsidaries debt              $ 3,924.4       $ 82.6     $ 1,183.2      $ 293.1      $ 32.4        $ 8.6   $ 2,324.5
Guarantees supporting commodity
   transactions of subsidiaries               1,463.5        310.3         100.2        796.5        39.5         57.4       159.6
Other guarantees                                432.9        150.0          51.2           --          --         11.3       220.4
Lines of credit                                 685.5        685.5             -           --          --           --          --
Letters of credit                               126.3         20.4           1.5          0.1         1.1        103.2          --
-----------------------------------------------------------------------------------------------------------------------------------
Total commercial commitments                $ 6,632.6    $ 1,248.8     $ 1,336.1    $ 1,089.7      $ 73.0      $ 180.5   $ 2,704.5
-----------------------------------------------------------------------------------------------------------------------------------

NiSource has guaranteed the payment of $3.9 billion of debt for various wholly-owned subsidiaries including NiSource Finance, the former PEI subsidiaries that were sold in the fourth quarter and through a support agreement, Capital Markets. Other than the debt associated with the former PEI subsidiaries that were sold, the debt is reflected on NiSource's consolidated balance sheet. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt's principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. NiSource Finance also maintains lines of credit with financial institutions. At December 31, 2003, the amount outstanding under the lines of credit and guaranteed by NiSource amounted to $685.5 million. Additionally, NiSource has issued guarantees, which support up to approximately $1.5 billion of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

NiSource has issued standby letters of credit of approximately $126.3 million through financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under covered contracts, the beneficiary may present its claim for payment to the financial institution, which will in turn request payment from NiSource.

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

After the October 20, 2003 sale of six subsidiaries, PEI, continues to own Whiting Clean Energy. The total of the outstanding debt guaranteed for Whiting Clean Energy at December 31, 2003 was $326.9 million. As of December 31, 2003, approximately $304.1 million of debt related to Whiting Clean Energy was included in NiSource's consolidated balance sheet.

NiSource retains certain operational and financial guarantees with respect to the former PEI subsidiaries and CER. NiSource has retained guarantees of $158.0 million as of December 31, 2003 of debt outstanding related to three of the PEI projects. In addition, NiSource has retained several operational guarantees related to the former PEI subsidiaries. These operational guarantees are related to environmental compliance, inventory balances, employee relations, and a residual future purchase guarantee. The fair value of the guarantees was determined to be $11.1 million and a portion of the net proceeds in the sale amount were assumed allocated to the guarantees as prescribed by FIN 45.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia II Limited (Mahonia) for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes (approximately 72.1 Bcf as of December 31, 2003) are delivered in satisfaction of the contractual obligations, ending in February 2006. NiSource will be indemnified by Triana, and MSCP will fund up to a maximum of $221.0 million of additional equity to Triana to support Triana's indemnity, for Triana's gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330.0 million, approximately $200.0 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500.0 million revolving credit facility. NiSource believes that the combination of Triana's proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $221.0 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by NiSource due to Triana's non-performance under the Mahonia agreements. Accordingly, NiSource has not recognized a liability related to the retention of the Mahonia guarantees.

E. OTHER LEGAL PROCEEDINGS. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource's consolidated financial position.

F. INTERNAL REVENUE SERVICE (IRS) AUDIT. The IRS issued its Revenue Agent Report
(RAR) covering the former Columbia's remaining open tax years (1998, 1999 and ten months ended November 1, 2000) on December 2, 2003. All issues included in the RAR were negotiated and agreed to at the IRS Examination Team level and payment of the tax and related interest was made on December 15, 2003.

The audit of NiSource's 1999 and 2000 consolidated federal income tax returns commenced on March 6, 2003. Completion of that audit cycle is expected by the end of 2004. The start of the 2001-2002 audit cycle is planned for June 2004.

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

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource will monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

GAS DISTRIBUTION. Several Gas Distribution Operations subsidiaries are potentially responsible parties at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including former manufactured gas plant
(MGP) sites, which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution Operations subsidiaries may be required to share in the cost of clean up of such sites. In addition, some Gas Distribution Operations subsidiaries have responsibility for corrective action under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks, under the Toxic Substances Control Act for clean up of polychlorinated biphenyls, and for mercury releases. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors are the current or former owner. The program has identified 84 such sites and initial investigations have been conducted at 45 sites. Of these sites, additional investigation activities have been completed or are in progress at 42 sites and remedial measures have been implemented or completed at 23 sites. This effort includes the sites contained in the January 2004 agreement entered into by the Indiana Department of Environmental Management, Northern Indiana, and other Indiana utilities under the Indiana Voluntary Remediation Program. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5, "Accounting for Contingencies". As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Security Exchange Commission's Staff Accounting Bulletin No. 92 (SAB No. 92) which covers accounting and disclosures relating to loss contingencies, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP No. 96-1). As of December 31, 2003, a reserve of approximately $63.0 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other potentially responsible parties and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response actions required will not have a material effect on its financial position.

GAS TRANSMISSION AND STORAGE Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the U.S. Environmental Protection Agency (EPA) for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at most of the 245 facilities. During 2003, Columbia Transmission completed a sufficient number of the characterization reports and remediation plans to adjust its estimate for the entire program. As a result, the liability was reduced by $44.2 million, the related regulatory asset was decreased by $33.2 million, and there was an improvement to operating income of $11.0 million. As of December 31, 2003 the remaining environmental liability recorded on the balance sheet of Columbia Transmission was approximately $4.6 million.

Columbia Transmission and Columbia Gulf are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation of clean-up costs has yet to be determined. As site investigations and clean-ups proceed and as additional information becomes available reserves will be adjusted.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

After a lengthy legal proceeding, the EPA has begun implementing the Particulate Matter and Ozone National Ambient Air Quality Standards it revised in July 1997. As a result, EPA is in the process of designating areas not attaining the standards. After designation, the Clean Air Act provides for a process that would provide for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. In the interim, existing ozone ambient air quality standards will remain in place and may require imposition of additional controls in areas of non-attainment. In addition, EPA may reissue the portion of the nitrogen oxide (NOx) State Implementation Plan (SIP) Call regulation (dealing with regional ozone transport) which is applicable to certain pipeline engines, but which was remanded by the Court of Appeals after challenge by the pipeline industry. Resulting rules could require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Transmission and Columbia Gulf). The EPA and state regulatory authorities will set final implementation requirements. Certain states have already begun to propose new NOx emission requirements that may be applicable to pipeline compressor station engines and turbines. NiSource believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program established by the targeted states and the EPA, and currently are not reasonably estimable. NiSource will continue to closely monitor developments in this area.

The EPA has proposed Maximum Achievable Control Technology (MACT) standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. Final MACT standards for stationary combustion turbines have been issued and standards for the other categories are expected to be issued in the near future. The final standards for turbines are not anticipated to impose substantial compliance costs upon NiSource. NiSource will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Pending finalization of the proposed standards, NiSource is unable to predict what, if any, additional compliance costs may result.

ELECTRIC OPERATIONS.
AIR. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with EPA's NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules is required by May 31, 2004. Northern Indiana's plans include the installation of Selective Catalytic Reduction NOx reduction technology at each of its active generating stations to comply with the rules and estimates total capital costs will range from $250.0 to $300.0 million. Actual compliance costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

After a lengthy legal proceeding, the EPA has begun implementing the Particulate Matter and Ozone National Ambient Air Quality Standards it revised in July 1997. As a result, EPA is in the process of designating areas not attaining the standards. After designation, the Clean Air Act provides for a process that would provide for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations).

In 2003, the Bush Administration and the EPA proposed new legislation and rules for SO2, NOx and mercury emissions from electric power generating stations. The Administration's Clear Skies Act would provide for significant reductions of SO2, NOx and mercury emissions from electric power generating stations, including Northern Indiana's stations. Similarly, EPA's proposed regulations contain phased in reductions for these three pollutants under alternative control approaches, including emission allowance based trading programs. Until the legislation passes or the rulemaking is completed by EPA and implemented by the States, the potential impact on Northern Indiana will be uncertain. Nonetheless, if implemented, these potential reduction requirements could impose substantial costs on affected utilities, including Northern Indiana.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 1999, the EPA initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the Clean Air Act and subsequently has issued additional information collection requests to many other utilities. Northern Indiana has received and responded to information requests from the EPA on this subject most recently in June 2002. At this time, Northern Indiana is unable to predict the result of the EPA's review of Northern Indiana's information responses. Subsequent to this activity the EPA has undertaken to reform its New Source Rules.

The EPA has proposed MACT standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. The EPA has issued final regulations for stationary turbines and is expected to issue final standards for the other categories in the near future. The final regulations for turbines are not expected to have a substantial impact on Northern Indiana. Northern Indiana will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Until finalization of the proposed standards, Northern Indiana is unable to predict what, if any, additional compliance costs may result.

The EPA is in the process of developing a program to address regional haze. That program will mandate that states require power plants built between 1962 and 1977 to install the "best available retrofit technology" (BART). The BART program will target for control by 2013 those pollutants that limit visibility, namely particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with it.

WATER. The Great Lakes Water Quality Initiative (GLI) program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. All issues in subsequent litigation related to the EPA's actions have been resolved with the exception of the EPA's disapproval of the Indiana Department of Environmental Management's (IDEM) method for testing whole effluent toxicity. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending issuance of these permits, the costs of complying with these requirements cannot be predicted at this time.

In 2003 the EPA proposed revised rules under section 316(b) of the Clean Water Act that would establish requirements for minimizing adverse environmental impacts from cooling water intake structures and the water withdrawn by steam electric power plants, including Northern Indiana's electric generating stations. The EPA is expected to issue final rules in 2004. The requirements will be implemented through permits for the affected facilities. Until the rules are finalized and the new permit requirements are established, the costs of complying with these rules cannot be predicted.

REMEDIATION. Northern Indiana is a potentially responsible party under CERCLA and similar state laws at three waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one of these sites, Northern Indiana has entered into an EPA Administrative Order on Consent to perform a removal action in the vicinity of a third party, state permitted landfill where Northern Indiana contracted for fly ash disposal. The site is the subject of a Federal citizens suit and a state court action. Meanwhile, Northern Indiana, the EPA, and the IDEM are currently evaluating the potential for additional actions at this site. In addition, Northern Indiana has corrective action liability under the Resource Conservation & Recovery Act (RCRA) for closure and clean-up costs associated with treatment, storage and disposal sites. As of December 31, 2003, a reserve of approximately $2.9 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other potentially responsible parties and their financial viability and the extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any environmental response required will not have a material effect on the its financial position or results of operations.

OTHER OPERATIONS.
PEI. In connection with the sale of certain PEI assets mentioned above, NiSource has agreed to provide indemnification to the purchaser for specified potential environmental liabilities. However, the total amount of these liabilities is not reasonably estimable at this time.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 26, 2002, EPA issued a Notice of Violation (NOV) to three companies involved with a project at Ispat Inland Inc.'s East Chicago, Indiana facility, including PEI's former subsidiary, Cokenergy. The NOV alleges violations of the construction permit requirements of the Clean Air Act. At issue is whether air emissions permitting requirements for major sources applied to the construction of the project in 1997. NiSource maintains that the project was properly permitted by the IDEM and cannot predict whether any fines or penalties will be assessed or if additional compliance costs will be incurred.

OTHER INFORMATION.
OTHER AFFILIATES NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations including those of propane operations, petroleum operations, certain local gas distribution companies and CER. Most significant environmental liability relates to former MGP sites whereas less significant liability is associated with former petroleum operations and former mercury metering stations.

The ultimate liability in connection with these contamination sites will depend upon many factors including the extent of environmental response actions required, other potentially responsible parties and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5 and consistent with SOP No. 96-1. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. NiSource believes that any environmental response actions required at former operations, for which it is ultimately liable, will not have a material adverse effect on NiSource's financial position.

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

As of December 31, 2003, a reserve of approximately $76.6 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.

H. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $54.8 million in 2003, $60.3 million in 2002 and $93.2 million in 2001.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

(in millions)
-------------------------------------------------------------------------------
2004                                                                   $  39.0
2005                                                                      33.2
2006                                                                      30.3
2007                                                                      26.5
2008                                                                      22.3
After                                                                     56.5
-------------------------------------------------------------------------------
Total operating leases                                                 $ 207.8
-------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I. PURCHASE COMMITMENTS. NiSource has service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2004 to 2016, require NiSource to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2003, were:

(in millions)
--------------------------------------------------------------------------------
2004                                                                  $   210.7
2005                                                                      168.6
2006                                                                      123.4
2007                                                                      106.2
2008                                                                       96.0
After                                                                     446.8
--------------------------------------------------------------------------------
Total purchase commitments                                            $ 1,151.7
--------------------------------------------------------------------------------

J. WHITING CLEAN ENERGY. PEI's Whiting Clean Energy project at BP's Whiting, Indiana refinery was placed in service in 2002. Initially, the facility was not able to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy has commenced an arbitration proceeding to seek recovery of damages from the engineering, procurement and construction contractor. Whiting Clean Energy is also pursuing recovery from the insurance provider for construction delays and necessary plant modifications. The contractor has asserted that it fully performed under its contract and is demanding payment of the full contract price plus additional amounts for remediation.

PEI estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2003, the after-tax loss was approximately $30.0 million.. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Because of the expected losses from this facility and decreases in estimated forward pricing for electricity versus changes in gas prices, an impairment study was performed in the first quarter of 2003 on this facility in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The study indicated that, at that time, no impairment was necessary.

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

18.      ENRON BANKRUPTCY FILING

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income.


Year Ended December 31, (in millions)                                                                       2003            2002
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                                                                   $  (0.7)        $   (1.5)
Loss on available for sale securities                                                                        (1.8)            (3.1)
Net unrealized gains on cash flow hedges                                                                     91.7             67.8
Minimum pension liability adjustment                                                                       (150.2)          (203.7)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET                                                           $ (61.0)        $ (140.5)
-----------------------------------------------------------------------------------------------------------------------------------

20.      OTHER, NET

Year Ended December 31, (in millions)                                                     2003              2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                                                          $ 14.8            $ 12.3           $ 16.0
Miscellaneous                                                                               0.5              (4.0)            (6.4)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER, NET                                                                         $ 15.3             $ 8.3            $ 9.6
-----------------------------------------------------------------------------------------------------------------------------------

21.      INTEREST EXPENSE, NET

Year Ended December 31, (in millions)                                                     2003             2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
Interest on long-term debt                                                               $ 427.1          $ 458.9           $ 485.4
Interest on short-term borrowings                                                            8.9             28.4              92.1
Discount on prepayment transactions                                                         19.0             21.0              20.5
Allowance for borrowed funds used
   and interest during construction                                                         (2.5)            (2.4)             (4.3)
Other                                                                                       12.2             10.5              (1.7)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE, NET                                                              $ 464.7          $ 516.4           $ 592.0
-----------------------------------------------------------------------------------------------------------------------------------

22.      SEGMENTS OF BUSINESS

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During the second quarter 2003, NiSource re-aligned its reportable segments to reflect the announced sale of its exploration and production operations. As of the second quarter 2003, NiSource no longer reported an Exploration and Production Operations segment. In addition, the PEI subsidiaries sold are reported as discontinued operations. All periods have been adjusted to conform with the realignment.

NiSource's operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Other Operations segment primarily includes gas marketing, power marketing and trading and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems.

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

(in millions)                                                                           2003              2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
GAS DISTRIBUTION OPERATIONS
Unaffiliated                                                                          $ 4,084.4         $ 3,290.8        $ 4,239.7
Intersegment                                                                               17.5              19.6             40.6
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                   4,101.9           3,310.4          4,280.3
-----------------------------------------------------------------------------------------------------------------------------------
TRANSMISSION AND STORAGE OPERATIONS
Unaffiliated                                                                              604.0             621.8            634.7
Intersegment                                                                              249.3             300.4            329.0
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                     853.3             922.2            963.7
-----------------------------------------------------------------------------------------------------------------------------------
ELECTRIC OPERATIONS
Unaffiliated                                                                            1,074.0           1,104.3          1,061.7
Intersegment                                                                               18.8              33.1              2.8
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                   1,092.8           1,137.4          1,064.5
-----------------------------------------------------------------------------------------------------------------------------------
OTHER OPERATIONS
Unaffiliated                                                                              415.9             101.0            157.9
Intersegment                                                                               50.3              11.0             49.9
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                     466.2             112.0            207.8
-----------------------------------------------------------------------------------------------------------------------------------
Adjustments and eliminations                                                             (267.6)           (162.2)          (245.6)
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES                                                                 $ 6,246.6         $ 5,319.8        $ 6,270.7
-----------------------------------------------------------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(in millions)                                                                           2003             2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
   Gas Distribution Operations                                                       $    506.4       $    459.1        $    380.8
   Gas Transmission and Storage Operations                                                398.8            398.3             349.0
   Electric Operations                                                                    267.5            322.3             340.7
   Other Operations                                                                       (43.8)           (43.1)            (69.6)
   Corporate                                                                              (12.6)             4.3             (10.9)
   Adjustments and eliminations                                                              --             11.3             (22.1)
-----------------------------------------------------------------------------------------------------------------------------------
   CONSOLIDATED                                                                      $  1,116.3       $  1,152.2        $    967.9
-----------------------------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
   Gas Distribution Operations                                                       $    190.2       $    189.2        $    228.8
   Gas Transmission and Storage Operations                                                111.4            109.4             161.4
   Electric Operations                                                                    175.1            172.2             166.8
   Other Operations                                                                        11.2             10.3               8.7
   Corporate                                                                                9.1             10.3              10.4
   Adjustments and eliminations                                                              --             (0.2)              0.6
-----------------------------------------------------------------------------------------------------------------------------------
   CONSOLIDATED                                                                      $    497.0       $    491.2        $    576.7
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Gas Distribution Operations                                                       $  6,096.4       $  5,967.0        $  5,889.0
   Gas Transmission and Storage Operations                                              2,913.0          2,940.1           2,990.5
   Electric Operations                                                                  3,079.7          2,968.8           3,102.0
   Other Operations                                                                     1,411.3          1,727.1           1,579.6
   Corporate                                                                            9,729.1         10,607.6          14,319.0
   Adjustments and eliminations                                                        (6,605.7)        (6,268.0)         (9,053.5)
-----------------------------------------------------------------------------------------------------------------------------------
   CONSOLIDATED                                                                      $ 16,623.8       $ 17,942.6        $ 18,826.6
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
   Gas Distribution Operations                                                       $    195.1       $    196.4        $    211.3
   Gas Transmission and Storage Operations                                                120.5            128.0             137.4
   Electric Operations                                                                    225.1            197.8             134.7
   Other Operations                                                                        31.8              5.3              47.6
-----------------------------------------------------------------------------------------------------------------------------------
   CONSOLIDATED                                                                      $    572.5       $    527.5        $    531.0
-----------------------------------------------------------------------------------------------------------------------------------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of NiSource's business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.



                                                                             First          Second           Third          Fourth
(in millions, except per share data)                                       Quarter         Quarter         Quarter         Quarter
----------------------------------------------------------------------------------------------------------------------------------
2003
   Gross revenues                                                       $  2,524.5      $  1,141.2      $    898.3      $  1,682.6
   Operating Income                                                          472.3           175.8           148.9           319.3
   Income from Continuing Operations                                         349.7            65.7            36.6           207.9
   Income (Loss) from Discontinued Operations -
     net of taxes                                                             41.4          (364.2)           (8.1)           (0.8)
   Change in Accounting - net of taxes                                        (8.8)             --              --              --
   Net Income (Loss)                                                         254.9          (324.9)           15.4           139.8

   Basic Earnings Per Share of Common Stock
     Continuing Operations                                                    0.88            0.15            0.09            0.54
     Discontinued Operations                                                  0.16           (1.39)          (0.03)             --
     Change in Accounting                                                    (0.04)             --              --              --
----------------------------------------------------------------------------------------------------------------------------------
   Basic Earnings (Loss) Per Share                                      $     1.00      $    (1.24)     $     0.06      $     0.54
----------------------------------------------------------------------------------------------------------------------------------

   Diluted Earnings Per Share of Common Stock
     Continuing Operations                                                    0.87            0.15            0.09            0.53
     Discontinued Operations                                                  0.16           (1.38)          (0.03)             --
     Change in Accounting                                                    (0.04)             --              --              --
----------------------------------------------------------------------------------------------------------------------------------
   Diluted Earnings (Loss) Per Share                                    $     0.99      $    (1.23)     $     0.06      $     0.53
----------------------------------------------------------------------------------------------------------------------------------

2002
   Gross revenues                                                       $  1,720.7      $    954.3      $    908.4      $  1,736.4
   Operating Income                                                          481.4           158.7           178.1           334.0
   Income from Continuing Operations                                         219.6            20.8            23.2           134.5
   Income (Loss) from Discontinued Operations -
     net of taxes                                                             22.6             4.2              --           (52.4)
   Net Income                                                                242.2            25.0            23.2            82.1

   Basic Earnings Per Share of Common Stock
     Continuing Operations                                                    1.07            0.10            0.11            0.59
     Discontinued Operations                                                  0.11            0.02              --           (0.23)
----------------------------------------------------------------------------------------------------------------------------------
   Basic Earnings Per Share                                             $     1.18      $     0.12      $     0.11      $     0.36
----------------------------------------------------------------------------------------------------------------------------------

   Diluted Earnings Per Share of Common Stock
     Continuing Operations                                                    1.05            0.10            0.11            0.59
     Discontinued Operations                                                  0.11            0.02              --           (0.23)
----------------------------------------------------------------------------------------------------------------------------------
   Diluted Earnings Per Share                                           $     1.16      $     0.12      $     0.11      $     0.36
----------------------------------------------------------------------------------------------------------------------------------

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEET


As of December 31, (in millions)                                                                               2003            2002
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Other property, at cost, less accumulated depreciation                                                  $      12.3     $      12.4

Investments and Other Assets:
   Net assets of discontinued operations                                                                        6.5           608.8
   Assets held for sale                                                                                          --            26.1
   Investments in subsidiary companies                                                                      7,871.0         7,269.0
-----------------------------------------------------------------------------------------------------------------------------------
Total Investments                                                                                           7,877.5         7,903.9
-----------------------------------------------------------------------------------------------------------------------------------

Current Assets:
   Cash and cash equivalents                                                                                    2.5             1.3
   Amounts receivable from subsidiaries                                                                        67.5           666.1
   Other Current Assets                                                                                       100.6           111.6
-----------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                                          170.6           779.0
-----------------------------------------------------------------------------------------------------------------------------------

Other (principally notes receivable from associated companies)                                                 28.6            28.5
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                            $   8,089.0     $   8,723.8
===================================================================================================================================


CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock equity                                                                                  $   4,415.9     $   4,174.9
   Long-term debt, excluding amounts due within one year                                                      135.8           126.0
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                                        4,551.7         4,300.9
-----------------------------------------------------------------------------------------------------------------------------------

Current Liabilities                                                                                            22.5            81.9

Other (principally notes payable to associated companies)                                                   3,514.8         4,341.0
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                                    $   8,089.0     $   8,723.8
===================================================================================================================================

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               STATEMENT OF INCOME



Year Ended December 31, (in millions, except per share amounts)                               2003            2002            2001
----------------------------------------------------------------------------------------------------------------------------------
Equity in net earnings of subsidiaries                                                  $    596.7      $    607.2      $    347.8
----------------------------------------------------------------------------------------------------------------------------------

Other income (deductions):
Administrative and general expenses                                                          (34.7)          (21.8)          (12.4)
Loss(Gain) on sale or impairment of assets                                                      --            19.5            (9.2)
Gain on sale of assets/property                                                                 --              --              --
Interest income                                                                                6.8             9.0            32.3
Interest expense                                                                            (237.0)         (292.1)          (78.5)
Other, net                                                                                     2.6           (10.5)         (116.5)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (262.3)         (295.9)         (184.3)
----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes                                        334.4           311.3           163.5
Income taxes                                                                                 (91.3)          (86.8)          (27.5)
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                            425.7           398.1           191.0
----------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations - net of tax                                              (0.5)           18.2            21.2
Loss on Disposition of discontinued operations - net of tax                                 (331.2)          (43.8)
Change in accounting - net of taxes                                                           (8.8)             --             4.0
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                              $     85.2      $    372.5      $    216.2
==================================================================================================================================

Average common shares outstanding (thousands)                                                259.6           211.0           205.3

Basic earnings per share
   Continuing operations                                                                $     1.64      $     1.89      $     0.93
   Discontinued Operations                                                                   (1.28)          (0.12)           0.10
   Change in accounting                                                                      (0.03)             --            0.02
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                                $     0.33      $     1.77      $     1.05
==================================================================================================================================

Diluted earnings per share
   Continuing operations                                                                $     1.63      $     1.87      $     0.91
   Discontinued Operations                                                              $    (1.27)          (0.12)           0.10
   Change in accounting                                                                 $    (0.03)             --            0.02
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                              $     0.33      $     1.75      $     1.03
==================================================================================================================================

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENT OF CASH FLOWS



Year Ended December 31, (in millions, except per share amounts)                               2003            2002            2001
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided in operating activities                                               $    182.3      $    119.8      $    507.0
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Proceeds from disposition of assets                                                          --            35.6              --
   Investments                                                                               (18.0)         (261.9)           (4.7)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                          (18.0)         (226.3)           (4.7)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

   Issuance of common shares                                                                 354.7           734.9            15.1
   Increase (decrease) in notes payable to subsidiaries                                     (818.1)         (298.0)         (364.9)
   Increase in notes receivable from subsidiaries                                            586.8           (88.5)           90.8
   Cash dividends paid on common shares                                                     (284.0)         (241.5)         (239.0)
   Acquisition of treasury shares                                                             (2.5)           (6.9)             --
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                         (163.1)          100.0          (498.0)
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                           1.2            (6.5)            4.3
Cash and cash equivalents at beginning of year                                                 1.3             7.8             3.5
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                $      2.5      $      1.3      $      7.8
==================================================================================================================================

                         NISOURCE INC. AND SUBSIDIARIES

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. DIVIDENDS FROM SUBSIDIARIES

Cash dividends paid to NiSource by its consolidated subsidiaries were (in millions of dollars): $465.8, $444.4 and $248.0 in 2003, 2002 and 2001, respectively. In addition, NiSource received (in millions of dollars): $2.9, $2.9 and $3.1 in cash distributions from equity investments adjusted for investments sold in connections with discontinued operations in 2003, 2002 and 2001, respectively.

2. NOTES TO CONDENSED FINANCIAL STATEMENTS

See Item 8 for the full text of notes to the Consolidated Financial Statements.

                                  NISOURCE INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2003


                                                                  Additions
                                                            ---------------------                  Deductions for
                                                            Charged to    Charged                    Purposes for
                                  Balance                    Costs and   to Other                  which Reserves         Balance
Description ($ in millions)     Jan. 1, 2003   Acquisitions   Expenses    Account   Sale of Assets   were Created      Dec. 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
Reserves Deducted in
 Consolidated Balance
   Sheet from Assets to
    Which They Apply:
     Reserve for accounts
      receivable                        52.3             --      167.4       37.1               --          199.0               57.8
     Reserve for other
      investments                       29.4             --       (0.2)        --               --             --               29.2

Reserves Classified Under
 Reserve Section of
 Consolidated Balance Sheet:
     Environmental reserves            132.1             --        4.7      (33.2)              --           27.0               76.6
     Restructuring reserve              49.6             --       (7.5)        --               --           22.6               19.5
     Reserve for cost of
      operational gas                    4.0             --         --         --               --             --                4.0
     Accumulated provision
      for rate refund                   12.0             --       14.4       (3.3)              --            8.9               14.2
     Unpaid medical claims               8.7                       7.5                                        7.5                8.7
     Gas air conditioning
      development funding
      reserve                            1.3             --         --         --               --            1.1                0.2
     Amount owed for purchase
      gas imbalance                      0.4             --         --       (0.4)              --             --                 --
     Construction project
      reserve                            3.2             --         --         --               --            3.2                 --
------------------------------------------------------------------------------------------------------------------------------------



                      TWELVE MONTHS ENDED DECEMBER 31, 2002



                                                                  Additions
                                                            ---------------------                  Deductions for
                                                            Charged to    Charged                    Purposes for
                                  Balance                    Costs and   to Other                  which Reserves         Balance
Description ($ in millions)     Jan. 1, 2002   Acquisitions   Expenses    Account   Sale of Assets   were Created      Dec. 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
Reserves Deducted in
 Consolidated Balance
   Sheet from Assets to
    Which They Apply:
     Reserve for accounts
      receivable                        53.9            --        54.3       46.4               --          102.3               52.3
     Reserve for other
      investments                       25.6            --        (0.5)       4.3               --             --               29.4

Reserves Classified Under
 Reserve Section of
 Consolidated Balance Sheet:
     Environmental reserves            167.4            --        (2.9)      (5.5)              --           26.9              132.1
     Restructuring reserve              58.3            --        41.2      (13.3)              --           36.6               49.6
     Reserve for cost of
      operational gas                   13.7            --        (6.8)        --               --            2.9                4.0
     Accumulated provision
      for rate refund                   11.3            --        25.4        0.5               --           25.1               12.1
     Unpaid medical claims              10.4            --         6.8         --               --            8.5                8.7
     Gas air conditioning
      development funding
      reserve                            1.3            --          --         --               --             --                1.3
     Amount owed for
       purchase gas imbalance            0.4            --          --         --               --             --                0.4
     Construction project
       reserve                           3.2            --          --         --               --             --                3.2
------------------------------------------------------------------------------------------------------------------------------------

                                  NISOURCE INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2003






                                                                  Additions
                                                            ---------------------                  Deductions for
                                                            Charged to    Charged                    Purposes for
                                     Balance                 Costs and   to Other                  which Reserves            Balance
Description ($ in millions)     Jan. 1, 2001   Acquisitions   Expenses    Account   Sale of Assets   were Created      Dec. 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Reserves Deducted in
 Consolidated Balance
   Sheet from Assets to
    Which They Apply:
     Reserve for accounts
      receivable                        43.3             --       61.8       59.3               --          110.5               53.9
     Reserve for other
      investments                       43.4             --        7.0        4.0             14.4           14.4               25.6

Reserves Classified Under
 Reserve Section of
 Consolidated Balance Sheet:
     Environmental reserves            130.5             --       54.9         --               --           18.0              167.4
     Restructuring reserve              65.4           (6.4)      28.7         --               --           29.4               58.3
     Reserve for cost of
      operational gas                    1.2             --       19.8         --               --            7.3               13.7
     Accumulated provision
      for rate refund                    9.2             --       17.6         --               --             16               11.3
     Unpaid medical claims              10.1             --        7.4         --               --            7.1               10.4
     Gas air conditioning
       development funding
       reserve                           1.3             --         --         --               --             --                1.3
     Amount owed for purchase
       gas imbalance                     0.4             --         --         --               --             --                0.4
     Construction project
       reserve                           1.8             --         --        1.4               --             --                3.2
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

ITEM 9A. CONTROLS AND PROCEDURES

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

Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004, which information is incorporated by reference.

Information regarding delinquent filings under Section 16 of the Securities Exchange Act of 1934 by executive officers and directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004, which information is incorporated by reference.

Information regarding NiSource's code of ethics, corporate governance guidelines and Board of Directors Committee charters will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004, which information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NISOURCE INC.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principle accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004, which information is incorporated by reference.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

NISOURCE INC.

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

Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2003.


                          Financial
  Item Reported      Statements Included        Date of Event        Date Filed
-------------------------------------------------------------------------------
       5, 7                 Y                     10/6/2003           10/6/2003
       5, 7                 Y                     10/6/2003           10/6/2003
      7, 12                 Y                    10/30/2003          10/30/2003
       5, 7                 N                     11/3/2003           11/3/2003
        9                   N                    11/17/2003          11/17/2003
-------------------------------------------------------------------------------

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                  NiSource Inc.
                                  --------------------------------------------
                                                   (Registrant)



Date    March 12, 2004         By: /s/          GARY L. NEALE
     -----------------------      ---------------------------------------------
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



 /s/        GARY L. NEALE                             Chairman, President and Chief                March 12, 2004
--------------------------------------------          Executive Officer, and Director
 Gary L. Neale                                        (Principal Executive Officer)


 /s/    MICHAEL W. O'DONNELL                          Executive Vice President and                 March 12, 2004
--------------------------------------------          Chief Financial Officer
 Michael W. O'Donnell                                 (Principal Financial Officer)


 /s/    JEFFREY W. GROSSMAN                           Vice President and Controller                March 12, 2004
--------------------------------------------          (Principal Accounting Officer)
 Jeffrey W. Grossman


 /s/    STEPHEN P. ADIK                               Director                                     March 12, 2004
--------------------------------------------
 Stephen P. Adik


 /s/    STEVEN C. BEERING                             Director                                     March 12, 2004
--------------------------------------------
 Steven C. Beering


 /s/    ARTHUR J. DECIO                               Director                                     March 12, 2004
--------------------------------------------
 Arthur J. Decio


 /s/    DENNIS E. FOSTER                              Director                                     March 12, 2004
--------------------------------------------
 Dennis E. Foster


 /s/    IAN M. ROLLAND                                Director                                     March 12, 2004
--------------------------------------------
 Ian M. Rolland


 /s/    JOHN W. THOMPSON                              Director                                     March 12, 2004
--------------------------------------------
 John W. Thompson


 /s/    ROBERT J. WELSH                               Director                                     March 12, 2004
--------------------------------------------
 Robert J. Welsh


 /s/    DR. CAROLYN Y. WOO                            Director                                     March 12, 2004
--------------------------------------------
 Dr. Carolyn Y. Woo


 /s/    ROGER A. YOUNG                                Director                                     March 12, 2004
--------------------------------------------
 Roger A. Young

NISOURCE INC.

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

  (3.1)           Amended and Restated Certificate of Incorporation of NiSource
                  Inc., as amended through November 1, 2000. **


  (3.2) Amended and Restated By-Laws of NiSource Inc. as amended through October 23, 2001. **

  (4.1) Indenture dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee
                  (incorporated by reference to Exhibit 4 to the Northern
                  Indiana Registration Statement (Registration No. 33-44193)).

  (4.2) First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust
                  Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Northern Indiana Registration Statement (Registration
                  No. 33-63870)).

  (4.3)           Financing Agreement No. 1 dated November 1, 1988, between
                  Northern Indiana and Jasper County, Indiana regarding
                  $37,000,000 Series 1988A Pollution Control Refunding Revenue
                  Bonds. Identical Financing agreements between Northern Indiana and Jasper County, Indiana provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and
                  $24,000,000 Series 1988D Pollution Control Refunding Revenue
                  Bonds (incorporated by reference to Exhibit 8 to the Northern
                  Indiana Current Report on Form 8-K dated March 16, 1989).

  (4.4)           Financing Agreement dated August 1, 1994, with Jasper County,
                  Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series
                  1994B and $41,000,000 Series 1994C Pollution Control Refunding
                  Revenue Bonds (incorporated by reference to Exhibit 4.16 to the Northern Indiana Annual Report on Form 10-K for year ended
                  December 31, 1994).

  (4.5)           Rights Agreement, dated November 1, 2000, between NiSource
                  Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Current Report on Form 8-K dated November 1,
                  2000).

  (4.6)           Indenture Agreement between NIPSCO Industries, Inc., NIPSCO
                  Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit
                  4.1 to the NIPSCO Industries, Inc. Registration Statement
                  (Registration No. 333-22347)).

  (4.7) First Supplemental Indenture dated February 16, 1999, by and among NIPSCO Capital Markets, Inc., NIPSCO Industries, Inc., and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.36 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999)

  (4.8)           Indenture, dated November 1, 2000, between NiSource Inc. and
                  The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.3 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

  (4.9)           First Supplemental Indenture, dated November 1, 2000, between
                  NiSource Inc. and The Chase Manhattan Bank, as trustee
                  (incorporated by reference to Exhibit 4.4 to the NiSource Inc.
                  Current Report on Form 8-K dated November 1, 2000).

NISOURCE INC.

EXHIBIT
NUMBER            DESCRIPTION OF ITEM
-------           -------------------
 (4.10)           Purchase Contract Agreement, dated November 1, 2000, between
                  NiSource Inc. and The Chase Manhattan Bank, as purchase
                  contract agent (incorporated by reference to Exhibit 4.5 to the NiSource Inc. Current Report on Form 8-K dated November 1,
                  2000).

 (4.11)           Pledge Agreement, dated November 1, 2000, between NiSource
                  Inc., Bank One, National Association, as collateral agent,
                  Bank One, National Association, as securities intermediary, and The Chase Manhattan Bank, as purchase contract agent
                  (incorporated by reference to Exhibit 4.6 to the NiSource Inc.
                  Current Report on Form 8-K dated November 1, 2000).

 (4.12)           Remarketing Agreement, dated November 1, 2000, between
                  NiSource Inc. and Credit Suisse First Boston Corporation, as remarketing Agent (incorporated by reference to Exhibit 4.7 to the NiSource Inc. Current Report on Form 8-K dated November 1,
                  2000).

 (4.13) Second Supplemental Indenture, dated as of November 1, 2000 among NiSource Capital Markets, Inc., NiSource Inc., New
                  NiSource Inc., and The Chase Manhattan Bank, as trustee
                  (incorporated by reference to Exhibit 4.45 to the NiSource
                  Inc. Annual Report on Form 10-K for the period ended December
                  31, 2000).

 (4.14)           Indenture, dated November 14, 2000, among NiSource Finance
                  Corp., NiSource Inc., as guarantor, and The Chase Manhattan
                  Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form S-3, dated November 17, 2000
                  (Registration No. 333-49330)).

 (4.15)           Indenture between The Columbia Gas System, Inc. and Marine
                  Midland Bank, N.A. Trustee, dated as of November 28, 1995
                  (incorporated by reference to Exhibit 4-S to the Columbia Gas
                  System Registration Statement (Registration No. 33-64555)).

 (4.16)           Third Supplemental Indenture, between The Columbia Gas System,
                  Inc. and Marine Midland Bank, N.A. Trustee, dated as of
                  November 28, 1995 (incorporated by reference to Exhibit 4-V to the Columbia Gas System Registration Statement (Registration
                  No. 33-64555)).

 (4.17)           Fourth Supplemental Indenture, between The Columbia Gas
                  System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-W to the Columbia Gas System Registration Statement
                  (Registration No. 33-64555)).

 (4.18)           Fifth Supplemental Indenture, between The Columbia Gas System,
                  Inc. and Marine Midland Bank, N.A. Trustee, dated as of
                  November 28, 1995 (incorporated by reference to Exhibit 4-X to the Columbia Gas System Registration Statement (Registration
                  No. 33-64555)).

 (4.19)           Sixth Supplemental Indenture, between The Columbia Gas System,
                  Inc. and Marine Midland Bank, N.A. Trustee, dated as of
                  November 28, 1995 (incorporated by reference to Exhibit 4-Y to the Columbia Gas System Registration Statement (Registration
                  No. 33-64555)).

 (4.20)           Seventh Supplemental Indenture, between The Columbia Gas
                  System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-Z to the Columbia Gas System Registration Statement
                  (Registration No. 33-64555)).

 (4.21) Instrument of Resignation, Appointment and Acceptance dated as of March 1, 1999, between Columbia Energy Group and Marine
                  Midland Bank, as Resigning Trustee and The First National Bank of Chicago, as Successor Trustee (incorporated by reference to Exhibit 4-I to the Columbia Energy Group Annual Report on Form
                  10-K for the period ended December 31, 1998.

 (4.22) 3-Year Revolving Credit Agreement, dated as of March 23, 2001 among NiSource Finance Corp., as Borrower, NiSource Inc., as
                  Guarantor, the Lead Arrangers, Arrangers, Senior Managing
                  Agents, Managers, and Lenders party thereto, as Lenders, Credit Suisse First Boston, as Syndication Agent,

NISOURCE INC.

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

 (10.1) Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO
                  Industries, Inc. Current Report on Form 8-K dated March 25,
                  1992). *

 (10.2) NiSource Inc. Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2004. * **

 (10.3)           Form of Change in Control and Termination Agreements and
                  Schedule of Parties to the Agreements (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

 (10.4)           NiSource Inc. Nonemployee Director Stock Incentive Plan (As
                  Amended July 7, 2002 and Restated Effective July 1, 2002)
                  (incorporated by reference to Exhibit 10.5 to the NiSource
                  Inc. Annual Report on Form 10-K for the period ended December
                  31, 2002).*

 (10.5) NIPSCO Industries, Inc. Long-Term Incentive Plan (as amended and restated Effective April 14, 1999) (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999). *

 (10.6) NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2004. * **

 (10.7)           Letter Agreement dated December 3, 2003 between Stephen P.
                  Adik and NiSource Corporate Services Company. ** ***

 (10.8)           Noncompetition Agreement dated February 12, 1999 between Roger
                  A. Young and Bay State Gas Company. **

 (10.9)           Employment Agreement dated February 12, 1999 between Mr. Roger
                  A. Young and Bay State Gas Company. **

(10.10) Amended and restated Indenture of Mortgage and Deed of Trust by Columbia Gas Transmission Corporation to Wilmington Trust
                  Company, dated as of November 28, 1995 (incorporated by reference to Exhibit 10-AF to the Columbia Energy Group Annual
                  Report on Form 10-K for the period ended December 31, 1995).

(10.11)           Memorandum of Understanding among the Millennium Pipeline
                  Project partners (Columbia Transmission, West Coast Energy,
                  MCN Investment Corp. and TransCanada Pipelines Limited) dated
                  December 1, 1997 (incorporated by reference to Exhibit 10-CF to Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1997).

(10.12)           Agreement of Limited Partnership of Millennium Pipeline
                  Company, L.P. dated May 31, 1998 (incorporated by reference to
                  Exhibit 10-CG to Columbia Energy Group's Annual Report on Form
                  10-K for the period ended December 31, 1998).

(10.13)           Contribution Agreement Between Columbia Gas Transmission
                  Corporation and Millennium Pipeline Company, L.P. dated July
                  31, 1998 (incorporated by reference to Exhibit 10-CH to
                  Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1998).

NISOURCE INC.

(10.14)           Regulations of Millennium Pipeline Management Company, L.L.C.
                  dated May 31, 1998 (incorporated by reference to Exhibit 10-CI to Columbia Energy Group's Annual Report on Form 10-K for the period ended December 31, 1998).

(10.15) NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.21 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.16) NiSource Inc. Supplemental Executive Retirement Plan, as amended and restated effective June 1, 2002 (incorporated by reference to Exhibit 10.22 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.17) Bay State Gas Company Supplemental Executive Retirement Plan restated January 1, 1992 (incorporated by reference to Exhibit
                  10.23 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.18) Pension Restoration Plan of The Columbia Gas System, Inc., amended and restated March 1, 1997 (incorporated by reference to Exhibit 10.27 of the NiSource Inc. Quarterly Report on Form
                  10-Q for the period ended September 30, 2001). *

(10.19)           Thrift Restoration Plan for The Columbia Energy Group, as
                  amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.28 to the NiSource Inc. Quarterly
                  Report or Form 10-Q for the period ended September 30, 2001).
                  *

(10.20)           NiSource Inc. Executive Severance Policy, effective June 1,
                  2002 (incorporated by reference to Exhibit 10.27 to the NiSource Inc. Annual Report on Form 10-K for the period ended
                  December 31, 2002). *

(10.21)           Amendment to NiSource Inc. Executive Severance Policy. * **

(10.22)           NiSource Inc. Executive Severance Policy, effective January 1,
                  2004. * **

(10.23) Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Annual Report on Form 10-K for the period ended
                  December 31, 2002). *

(10.24)           NiSource Inc. Directors' Charitable Gift Program effective
                  January 1, 2001 (incorporated by reference to Exhibit 10.35 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2001). *

(10.25) Letter Agreement between NiSource Corporate Services Company and S. LaNette Zimmerman, dated July 15, 2002 (incorporated by reference to Exhibit 10.35 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.26) Description of NiSource Inc. Annual Incentive Plan, effective as of January 1, 2003. * **

(10.27)           First Amendment to NiSource Inc. Supplemental Executive
                  Retirement Plan. **

(10.28)           Second Amendment to the NiSource Inc. Supplemental Executive
                  Retirement Plan. **

(10.29)           Third Amendment to the NiSource Inc. Supplemental Executive
                  Retirement Plan. **

(10.30)           Financing Agreement dated as of December 1, 2003 between
                  Jasper County, Indiana and Northern Indiana Public Service
                  Company.**

NISOURCE INC.

(10.31) Insurance Agreement, dated as of December 18, 2003, by and between AMBAC Assurance Corporation and Northern Indiana
                  Public Service Company. **

   (12)           Ratio of Earnings to Fixed Charges. **

   (21)           List of Subsidiaries. **

 (23.1)           Consent of Deloitte & Touche LLP. **

 (31.1) Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

 (31.2)           Certification of Michael W. O'Donnell, Chief Financial
                  Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

 (32.1) Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (furnished herewith). **

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