Form 10-Q
period 2004-03-31
NISOURCE INC/DE
filed 2004-05-07
CIK 1111711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        Commission file number 001-16189

                                  NISOURCE INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      35-2108964
--------------------------------                     ---------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

         801 East 86th Avenue
         Merrillville, Indiana                           46410
---------------------------------------            -----------------
(Address of principal executive offices)                Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value:
263,406,365 shares outstanding at April 30, 2004.

                                  NISOURCE INC.
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I    FINANCIAL INFORMATION
              Item 1.   Financial Statements
                        Statements of Consolidated Income.........................................     3
                        Consolidated Balance Sheets...............................................     4
                        Statements of Consolidated Cash Flows.....................................     6
                        Statements of Consolidated Comprehensive Income...........................     7
                        Notes to Consolidated Financial Statements................................     8
              Item 2.   Management's Discussion and Analysis of Financial Condition
                               and Results of Operations..........................................    19
              Item 3.   Quantitative and Qualitative Disclosures About Market Risk................    37
              Item 4.   Controls and Procedures...................................................    37
PART II   OTHER INFORMATION
              Item 1    Legal Proceedings.........................................................    38
              Item 2.   Changes in Securities and Use of Proceeds.................................    38
              Item 3.   Defaults Upon Senior Securities...........................................    38
              Item 4.   Submission of Matters to a Vote of Security Holders.......................    38
              Item 5.   Other Information.........................................................    38
              Item 6.   Exhibits and Reports on Form 8-K..........................................    39
              Signature...........................................................................    40

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

Three Months Ended March 31, (in millions, except per share amounts)     2004         2003
--------------------------------------------------------------------   ---------    ---------
NET REVENUES
       Gas Distribution                                                $ 1,681.4    $ 1,760.7
       Gas Transmission and Storage                                        345.3        342.2
       Electric                                                            273.1        264.3
       Other                                                               173.4        157.3
                                                                       ---------    ---------
       Gross Revenues                                                    2,473.2      2,524.5
       Cost of Sales                                                     1,481.2      1,494.9
                                                                       ---------    ---------
Total Net Revenues                                                         992.0      1,029.6
                                                                       ---------    ---------
OPERATING EXPENSES
       Operation and maintenance                                           323.3        326.5
       Depreciation and amortization                                       125.4        124.6
       Loss on sale of assets                                                0.7          1.1
       Other taxes                                                         100.0        105.1
                                                                       ---------    ---------
Total Operating Expenses                                                   549.4        557.3
                                                                       ---------    ---------
OPERATING INCOME                                                           442.6        472.3
                                                                       ---------    ---------
OTHER INCOME (DEDUCTIONS)
       Interest expense, net                                              (102.7)      (123.0)
       Minority interests                                                      -         (2.5)
       Dividend requirements on preferred stock of subsidiaries             (1.1)        (1.2)
       Other, net                                                            3.3          4.1
                                                                       ---------    ---------
Total Other Income (Deductions)                                           (100.5)      (122.6)
                                                                       ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      342.1        349.7
INCOME TAXES                                                               125.6        127.4
                                                                       ---------    ---------
INCOME FROM CONTINUING OPERATIONS                                          216.5        222.3
                                                                       ---------    ---------
Loss from Discontinued Operations - net of taxes                            (3.0)        (3.4)
Net loss on Disposition of Discontinued Operations - net of taxes              -         44.8
Change in Accounting - net of taxes                                            -         (8.8)
                                                                       ---------    ---------
NET INCOME                                                             $   213.5    $   254.9
                                                                       =========    =========
BASIC EARNINGS PER SHARE ($)
       Continuing operations                                                0.83         0.88
       Discontinued operations                                             (0.02)        0.16
       Change in accounting                                                    -        (0.04)
                                                                       ---------    ---------
BASIC EARNINGS PER SHARE                                                    0.81         1.00
                                                                       ---------    ---------
DILUTED EARNINGS PER SHARE ($)
       Continuing operations                                                0.82         0.87
       Discontinued operations                                             (0.01)        0.16
       Change in accounting                                                    -        (0.04)
                                                                       ---------    ---------
DILUTED EARNINGS PER SHARE                                                  0.81         0.99
                                                                       ---------    ---------
DIVIDENDS DECLARED PER COMMON SHARE                                         0.23         0.29
                                                                       ---------    ---------
BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                         262.3        253.8
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                   264.3        256.2
                                                                       ---------    ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,    December 31,
                             (in millions)                                   2004           2003
-----------------------------------------------------------------------   ----------    ------------
                                                                          (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
    Utility Plant                                                         $  16,054.0   $   15,991.5
    Accumulated depreciation and amortization                                (7,162.9)      (7,095.9)
                                                                          -----------   ------------
    Net utility plant                                                         8,891.1        8,895.6
                                                                          -----------   ------------
    Other property, at cost, less accumulated depreciation                      465.9          409.3
                                                                          -----------   ------------
Net Property, Plant and Equipment                                             9,357.0        9,304.9
                                                                          -----------   ------------
INVESTMENTS AND OTHER ASSETS
    Assets of discontinued operations and assets held for sale                    6.5            6.5
    Unconsolidated affiliates                                                    91.9          113.2
    Other investments                                                            72.7           67.4
                                                                          -----------   ------------
Total Investments                                                               171.1          187.1
                                                                          -----------   ------------
CURRENT ASSETS
    Cash and cash equivalents                                                    44.5           27.3
    Restricted cash                                                              15.0           22.8
    Accounts receivable (less reserve of $76.3 and $54.1, respectively)         731.0          511.1
    Unbilled revenue (less reserve of $2.2 and $3.5, respectively)              230.5          303.2
    Gas inventory                                                                77.6          429.4
    Underrecovered gas and fuel costs                                           165.9          203.2
    Materials and supplies, at average cost                                      70.9           71.5
    Electric production fuel, at average cost                                    31.1           29.0
    Price risk management assets                                                 82.8           74.3
    Exchange gas receivable                                                     173.9          174.8
    Regulatory Assets                                                           112.6          114.5
    Prepayments and other                                                        96.8          101.8
                                                                          -----------   ------------
Total Current Assets                                                          1,832.6        2,062.9
                                                                          -----------   ------------
OTHER ASSETS
    Price risk management assets                                                153.9          114.4
    Regulatory assets                                                           584.8          575.5
    Goodwill                                                                  3,704.0        3,704.0
    Intangible assets                                                           523.7          527.2
    Deferred charges and other                                                  148.3          147.8
                                                                          -----------   ------------
Total Other Assets                                                            5,114.7        5,068.9
                                                                          -----------   ------------
TOTAL ASSETS                                                              $  16,475.4   $   16,623.8
                                                                          ===========   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,    December 31,
                           (in millions)                                 2004           2003
--------------------------------------------------------------------   ----------   ------------
                                                                      (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                    $  4,526.4   $    4,415.9
Preferred Stocks--
       Series without mandatory redemption provisions                        81.1           81.1
Long-term debt, excluding amounts due within one year                     5,945.1        5,993.4
                                                                       ----------   ------------
Total Capitalization                                                     10,552.6       10,490.4
                                                                       ----------   ------------
CURRENT LIABILITIES
    Current portion of long-term debt                                       117.1          118.3
    Short-term borrowings                                                   222.6          685.5
    Accounts payable                                                        426.2          496.6
    Dividends declared on common and preferred stocks                        61.7            1.8
    Customer deposits                                                        83.2           80.4
    Taxes accrued                                                           379.3          210.8
    Interest accrued                                                        138.4           82.4
    Overrecovered gas and fuel costs                                         53.0           29.2
    Price risk management liabilities                                        30.2           36.5
    Exchange gas payable                                                    245.5          290.8
    Current deferred revenue                                                 25.4           28.2
    Regulatory liabilities                                                   68.4           73.7
    Accrued liability for postretirement and pension benefits                71.1           56.8
    Other accruals                                                          426.3          418.0
                                                                       ----------   ------------
Total Current Liabilities                                                 2,348.4        2,609.0
                                                                       ----------   ------------
OTHER LIABILITIES AND DEFERRED CREDITS
    Price risk management liabilities                                         6.0            0.2
    Deferred income taxes                                                 1,612.5        1,595.9
    Deferred investment tax credits                                          85.1           87.3
    Deferred credits                                                         57.9           72.7
    Noncurrent deferred revenue                                             107.3          113.0
    Accrued liability for postretirement and pension benefits               404.7          406.9
    Preferred stock liabilities with mandatory redemption provisions          2.4            2.4
    Regulatory liabilities and other removal costs                        1,081.8        1,061.6
    Other noncurrent liabilities                                            216.7          184.4
                                                                       ----------   ------------
Total Other                                                               3,574.4        3,524.4
                                                                       ----------   ------------
COMMITMENTS AND CONTINGENCIES                                                   -              -
                                                                       ----------   ------------
TOTAL CAPITALIZATION AND LIABILITIES                                   $ 16,475.4   $   16,623.8
                                                                       ==========   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                Three Months Ended March 31, (in millions)                    2004        2003
-------------------------------------------------------------------------   --------    --------
OPERATING ACTIVITIES
    Net income                                                              $  213.5    $  254.9
    Adjustments to reconcile net income to net cash from
    continuing operations:
       Depreciation and amortization                                           125.4       124.6
       Net changes in price risk management activities                          (6.4)       (5.0)
       Deferred income taxes and investment tax credits                        (13.4)       27.1
       Deferred revenue                                                         (8.5)       (4.9)
       Amortization of unearned compensation                                     2.0         2.0
       Loss on sale of assets                                                    0.7         1.1
       Change in accounting                                                        -         8.8
       Loss (Gain) from unconsolidated affiliates                               (1.1)        0.1
       Gain from sale of discontinued operations                                   -       (44.8)
       Loss from discontinued operations                                         3.0         3.4
       Amortization of discount/premium on debt                                  5.0         4.9
    Changes in assets and liabilities, net of effect from acquisitions of businesses:
       Restricted cash                                                           7.8        24.1
       Accounts receivable and unbilled revenue                               (177.8)     (438.1)
       Inventories                                                             498.6       288.9
       Accounts payable                                                        (67.4)      219.7
       Customer deposits                                                         2.8         7.5
       Taxes accrued                                                           177.2       115.6
       Interest accrued                                                         56.0        82.6
       (Under) Overrecovered gas and fuel costs                                 61.1        33.9
       Exchange gas receivable/payable                                          (5.6)       (1.2)
       Other accruals                                                         (125.2)      (57.8)
       Prepayment and other current assets                                       3.6        (1.4)
       Regulatory assets/liabilities                                            (6.2)      (40.3)
       Postretirement and postemployment benefits                               12.0        13.2
       Deferred credits                                                        (14.8)      (15.5)
       Deferred charges and other noncurrent assets                              2.3        10.3
       Other noncurrent liabilities                                             27.8        19.1
                                                                            --------    --------
Net Cash Flows from Continuing Operations                                      772.4       632.8
Net Cash Flows from Discontinued Operations                                        -       (24.8)
                                                                            --------    --------
Net Cash Flows from Operating Activities                                       772.4       608.0
                                                                            --------    --------
INVESTING ACTIVITIES
       Capital expenditures                                                   (110.3)      (95.1)
       Proceeds from disposition of assets                                         -        95.8
       Other investing activities                                               (3.2)        2.2
                                                                            --------    --------
Net Cash Flows from Investing Activities                                      (113.5)        2.9
                                                                            --------    --------
FINANCING ACTIVITIES
       Issuance of long-term debt                                                  -       345.3
       Retirement of long-term debt                                           (121.2)      (95.0)
       Change in short-term debt                                              (462.9)     (751.9)
       Retirement of preferred shares                                              -      (345.0)
       Issuance of common stock and capital contributed                          7.3       346.1
       Acquisition of treasury stock                                            (3.7)       (0.9)
       Dividends paid - common shares                                          (61.2)      (72.0)
                                                                            --------    --------
Net Cash Flows from Financing Activities                                      (641.7)     (573.4)
                                                                            --------    --------
Increase (decrease) in cash and cash equivalents                                17.2        37.5
Cash and cash equivalents at beginning of year                                  27.3        31.1
                                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   44.5    $   68.6
                                                                            ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid for interest                                                   42.5        36.5
       Interest capitalized                                                      0.7         1.0
       Cash paid for income taxes                                                3.3        16.4
                                                                            --------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

      Three Months Ended March 31, (in millions)            2004       2003
-------------------------------------------------------   --------   --------
Net Income                                                $  213.5   $  254.9
    Other comprehensive income, net of tax
       Foreign currency translation adjustment                 0.8        0.9
       Net unrealized gains on cash flow hedges               10.0        8.3
       Net gain (loss) on available for sale securities        1.4       (1.9)
-------------------------------------------------------   --------   --------
    Total other comprehensive income, net of tax              12.2        7.3
-------------------------------------------------------   --------   --------
Total Comprehensive Income                                $  225.7   $  262.2
-------------------------------------------------------   --------   --------

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

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.    DILUTED AVERAGE COMMON SHARES COMPUTATION

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS are impacted by the incremental effect of the various long-term incentive compensation plans and the forward equity contracts associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)), and through February 18, 2003, Corporate Premium Income Equity Securities (Corporate PIES). Effective February 19, 2003, the forward equity contracts related to the Corporate PIES were settled as prescribed in the agreements. As a result of the settlement,
13.1 million common shares were issued and are reflected in basic average common shares. In the 2004 period, the SAILS were anti-dilutive and therefore not included in the calculation.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

         Three Months Ended March 31, (in thousands)               2004       2003
--------------------------------------------------------------    -------   --------
Denominator
    Basic average common shares outstanding                       262,287   253,847
    Dilutive potential common shares
       Nonqualified stock options                                     227        54
       Shares contingently issuable under employee stock plans      1,186     1,313
       SAILS(SM)                                                        -       447
       Shares restricted under employee stock plans                   631       547
                                                                  -------   -------
Diluted Average Common Shares                                     264,331   256,208
                                                                  -------   -------

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

       Three Months Ended March 31, ($ in millions, except per share data)          2004    2003
---------------------------------------------------------------------------------   -----   -----
NET INCOME
    As reported                                                                     213.5   254.9
    Add:           Stock-based employee compensation expense included in reported
                   net income, net of related tax effects                             1.3     1.3
    Less:          Total stock-based employee compensation expense determined
                   under the fair value method for all awards, net of tax             2.8     3.5
                                                                                    -----   -----
    Pro forma                                                                       212.0   252.7
                                                                                    -----   -----
EARNINGS PER SHARE
    Basic          - as reported                                                     0.81    1.00
                   - pro forma                                                       0.81    1.00
    Diluted        - as reported                                                     0.81    0.99
                   - pro forma                                                       0.80    0.99

4. REGULATORY MATTERS

Through October 2004, Columbia Gas of Ohio, Inc. (Columbia of Ohio) is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's Choice(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and, (3) allow Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-systems sales. The order allows Columbia of Ohio to record post-in-service-carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant. Although this order will have a minimal impact on 2004, NiSource's initial estimate is that this order, if left unchanged, could potentially reduce operating income by approximately $20 million annually 2005 through 2007. On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the commission for rehearing on the components which have been modified. That same day the Office of the Ohio Consumers' Counsel also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the Office of the Ohio Consumers' Counsel filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

On May 5, 2004 the PUCO issued an order on rehearing, in which it denied the Office of Consumer Counsels' motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008; (2) restored the marketers' responsibility for 75% of CHOICE(R) costs; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of Off-System Sales and Capacity Release revenue. Under the revised Off-System Sales/Capacity Release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties. NiSource and the other collaborative parties have until May 25, 2004 to either accept the PUCO modifications, or to reject them and terminate the stipulation. If accepted, this order would reduce the negative impact estimated above, however, management is still evaluating the order.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. The approval of the tracker will allow for the recovery of previously uncollected accounts receivable for Columbia of Ohio. As of March 31, 2004, Columbia of Ohio has $45.2 million of uncollected accounts receivable pending future recovery.

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing for 2002 on August 29, 2002
(GCA5). The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Testimony was filed indicating that some gas costs, for the month of March 2003, should not be recovered. On September 10, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor. Northern Indiana made its annual filing for 2003 on August 26, 2003 (GCA6). The IURC approved implementation of these interim rates subject to refund, effective November 1, 2003. The parties in the cases have raised concerns regarding gas cost recovery similar to those addressed in March 2003. While Northern Indiana pursues settlement of the issues an estimated refund liability was recognized in the first quarter of 2004.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's Federal Energy Regulatory Commission (FERC)-approved tariff. One of the new categories of charges,
Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. An IURC hearing was held on March 15, 2004, with final resolution anticipated during the second quarter 2004.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO filed detailed tariff information, with a planned initial operation date of March 31, 2004. However, in October 2003, MISO petitioned FERC to withdraw this tariff filing. FERC approved the withdrawal and has provided guidance to MISO as to how it should proceed in the future. On March 31, 2004, MISO submitted a revised energy markets tariff to the FERC for approval. As part of the revised filings, MISO proposes an initial operation date of December 1, 2004. Northern Indiana and Energy USA-TPC (TPC) are actively pursuing roles in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana and TPC conducts their electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana or TPC.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. This negotiated cap agreement is subject to continuing negotiations. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) has been returned to service.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). The IURC order was appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana, where it was upheld by the Court on March 9, 2004. The Citizens Action Coalition of Indiana failed to take any action to continue the appeal of this case and the Court's decision is now final. Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM, ECR-1, in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, providing for a return on the capital investment through increased rates beginning with the May 2003 customer bills. Through March 31, 2004 the ECRM revenues amounted to $8.2 million. On August 1, 2003, Northern Indiana filed ECR-2 for capital expenditures through June 30, 2003, of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM was filed with the most recent semi-annual filing of the ECT in February 2004, which included a filing of the ECR-3 for capital expenditures through December 31, 2003, of $194.1 million, and an EERM amount of $1.9 million. On March 24, 2004, the IURC approved Northern Indiana's February 2004 filing for ECR-3 and the initial filing of the EERM. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

5.    RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group (Columbia). The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

For all of the restructuring plans, a total of approximately 1,600 management, professional, administrative and technical positions have been identified for elimination. As of March 31, 2004, approximately 1,560 employees were terminated, of whom 7 employees were terminated during the first quarter 2004. As of March 31, 2004 and December 31, 2003, the consolidated balance sheets reflected liabilities of $18.3 million and $19.5 million related to the restructuring plans, respectively. For the first quarter of 2004, $1.6 million in payments were made in association with the restructuring plans and a $0.4 million net increase to the restructuring liability was recorded mainly to adjust for facility exit costs. Of the remaining restructuring liability, $13.7 million is related to facility exit costs.

6.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

Results from discontinued operations of CER (including the New York State properties), the six PEI subsidiaries and Transcom are provided in the following table:

Three Months Ended March 31, ($ in millions)     2004       2003
--------------------------------------------   --------   --------
REVENUES FROM DISCONTINUED OPERATIONS          $      -   $   59.4
                                               --------   --------
Loss from discontinued operations                  (5.0)      (0.8)
Income taxes                                       (2.0)       2.6
                                               --------   --------
NET LOSS FROM DISCONTINUED OPERATIONS          $   (3.0)  $   (3.4)
                                               --------   --------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

The assets of discontinued operations were net property, plant, and equipment of $6.5 million at December 31, 2003 and at March 31, 2004.

7.    RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133.)

HEDGING ACTIVITIES. The activity for the first quarter 2004 and 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

           The three months ended March 31, (in millions, net of tax)                           2004       2003
-------------------------------------------------------------------------------------------   --------   --------
Net unrealized gains on derivatives qualifying as cash flow hedges at the                     $   91.7   $   67.8
    beginning of the period
Unrealized hedging gains arising during the period on derivatives qualifying
     as cash flow hedges                                                                          21.3        9.6

Reclassification adjustment for net gain included in net income                                  (11.3)      (1.3)
                                                                                              --------   --------
Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period   $  101.7   $   76.1
                                                                                              --------   --------

Unrealized gains and losses on NiSource's hedges were recorded as price risk management assets and liabilities along with unrealized gains on NiSource's marketing and trading portfolios. The accompanying consolidated balance sheets reflected price risk management assets related to unrealized gains on hedges of $210.5 million and $165.6 million at March 31, 2004 and December 31, 2003, respectively, of which $56.8 million and $51.3 million were included in "Current Assets" and $153.7 million and $114.3 million were included in "Other Assets." Price risk management liabilities related to unrealized losses on hedges (and net option premiums) were $9.6 million and $9.5 million at March 31, 2004 and December 31, 2003, respectively, of which $3.7 million and $9.3 million were included in "Current Liabilities" and $5.9 million and $0.2 million were included in "Other Liabilities and Deferred Credits."

In addition, Northern Indiana and Bay State Gas Company engage in writing options that potentially obligate them to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The consolidated balance sheets reflected $1.2 million and $1.2 million of price risk management assets associated with the programs at March 31, 2004 and December 31, 2003, respectively. In addition, the consolidated balance sheets reflected $0.2 million and $0.5 million of price risk management liabilities associated with the programs at March 31, 2004 and December 31, 2003, respectively.

For regulatory incentive purposes, the Columbia distribution companies, comprised of Columbia Gas of Kentucky, Inc., Columbia Gas of Maryland, Inc., Columbia Gas of Ohio, Inc., Columbia Gas of Pennsylvania, Inc., and Columbia Gas of Virginia, Inc. enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The consolidated balance sheets reflected $1.4 million and $3.3 million of price risk management liabilities associated with the programs at March 31, 2004 and December 31, 2003, respectively.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

During the first quarter 2004, a gain of $0.1 million was recognized in earnings due to the change in value of certain derivative instruments, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the first quarter, NiSource reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $31.9 million, net of tax.

MARKETING AND TRADING ACTIVITIES. The remaining operations of TPC primarily involve commercial and industrial gas sales and power trading.

In April 2003, the remaining gas-related activities (physical commodity sales to commercial and industrial customers) that had been classified as derivatives were considered to fall within the normal purchase and sale exception under SFAS No. 133. Therefore, all gas-related derivatives used to offset the physical obligations necessary to fulfill these commodity sales were designated as cash flow hedges

The fair market values of NiSource's power trading assets and liabilities were $25.0 million and $25.0 million, respectively, at March 31, 2004 and $21.9 million and $23.4 million, respectively, at December 31, 2003.

8.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB INTERPRETATION NO. 46 (REVISED DECEMBER 2003) -- CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46R to the first quarter of 2004. As a result, NiSource consolidated certain low income housing real estate investments beginning in the first quarter of 2004. Upon consolidation, NiSource increased its long-term debt by approximately $40 million.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

9.    LEGAL PROCEEDINGS

In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource's consolidated financial position.

10.   ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table displays the components of Accumulated Other Comprehensive Loss, which is included in "Common Stock Equity," on the consolidated balance sheets.

                                                  MARCH 31,   December 31,
                 (in millions)                      2004          2003
-----------------------------------------------   ---------   ------------
Foreign currency translation adjustment           $       -   $       (0.7)
Loss on available for sale securities                  (0.4)          (1.8)
Net unrealized gains on cash flow hedges              101.7           91.7
Minimum pension liability adjustment                 (150.1)        (150.2)
                                                  ---------   ------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET   $   (48.8)  $      (61.0)
                                                  ---------   ------------

11.   GUARANTEES AND INDEMNITIES

As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at March 31, 2004 and the years in which they expire are:

          (in millions)              Total      2004      2005       2006      2007      2008       After
--------------------------------   ---------   -------  --------   --------   ------   -------   ---------
Guarantees of subsidaries debt     $ 3,924.5   $  82.7  $1,183.2   $  293.1   $ 32.4   $   8.6   $ 2,324.5
Guarantees supporting commodity
    transactions of subsidiaries     1,404.1     263.3     177.9      732.4     37.3      55.4       137.8
Other guarantees                       456.9      75.0      51.1          -        -      10.7       320.1
Lines of credit                        222.6     222.6         -          -        -         -           -
Letters of credit                      122.9       1.2      20.1        1.1      1.1      99.4           -
--------------------------------   ---------   -------  --------   --------   ------   -------   ---------
Total commercial commitments       $ 6,131.0   $ 644.8  $1,432.3   $1,026.6   $ 70.8   $ 174.1   $ 2,782.4
--------------------------------   ---------   -------  --------   --------   ------   -------   ---------

NiSource has guaranteed the payment of $3.9 billion of debt for various wholly-owned subsidiaries including Whiting Leasing LLC, NiSource Finance Corp. (NiSource Finance), and through a support agreement, NiSource Capital Markets, Inc. Other than debt associated with the former PEI subsidiaries that were sold, the debt is reflected on NiSource's consolidated balance sheet. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt's principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. NiSource Finance also maintains lines of credit with financial institutions. At March 31, 2004, the amount outstanding under the lines of credit and guaranteed by NiSource amounted to $222.6 million. Additionally, NiSource has issued guarantees, which support up to approximately $1.4 billion of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

NiSource has issued standby letters of credit of approximately $122.9 million through financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under covered contracts, the beneficiary may present its claim for payment to the financial institution, which will in turn request payment from NiSource.

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

After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy, Inc. (Whiting Clean Energy). The total of the outstanding debt guaranteed for Whiting Clean Energy at March 31, 2004 was $326.9 million. As of March 31, 2004, approximately $304.1 million of debt related to Whiting Clean Energy was included in NiSource's consolidated balance sheet.

NiSource retains certain operational and financial guarantees with respect to the former PEI subsidiaries and CER. NiSource has retained guarantees of $157.2 million as of March 31, 2004 of debt outstanding related to three of the former PEI projects. In addition, NiSource has retained several operational guarantees related to the former PEI subsidiaries. These operational guarantees are related to environmental compliance, inventory balances, employee relations, and a residual future purchase guarantee. The fair value of the guarantees was determined to be $11.1 million and a portion of the net proceeds in the sale amount were assumed allocated to the guarantees as prescribed by FIN 45.

NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia II Limited (Mahonia) for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. NiSource will be indemnified by Triana, and MSCP will fund up to a maximum of $221.0 million of additional equity to Triana to support Triana's indemnity, for Triana's gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

12.   PENSION AND OTHER POSTRETIREMENT BENEFITS

NiSource used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. NiSource expects to make contributions of $16.7 million to its pension plans and $50.4 million to its postretirement medical and life plans in 2004.

The following table provides the components of the plans' net periodic benefits cost (benefit) for first quarter of 2004 as compared to the first quarter of 2003:

                                              PENSION BENEFITS   OTHER BENEFITS
                                              ----------------   --------------
Three months ended March 31, (in millions)     2004      2003     2004   2003
-------------------------------------------   ------    ------   ------  ------
NET PERIODIC COST
    Service cost                              $  9.8    $  8.8   $  2.2     1.8
    Interest cost                               31.7      32.8      9.9     9.1
    Expected return on assets                  (39.3)    (35.4)    (3.5)   (2.6)
    Amortization of transitional obligation        -       1.4      2.9     2.9
    Amortization of prior service cost           2.4       2.1      0.2       -
    Recognized actuarial (gain) loss             4.5       6.4      0.7    (0.9)
                                              ------    ------   ------  ------
NET PERIODIC BENEFITS COST                    $  9.1    $ 16.0   $ 12.4  $ 10.4
                                              ------    ------   ------  ------

13.   BUSINESS SEGMENT INFORMATION

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

NiSource's operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana and engages in electric wholesale and wheeling transactions. The Other Operations segment primarily includes gas marketing, power marketing and trading and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

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

Three Months Ended March 31,(in millions)     2004         2003
----------------------------------------    ---------   ---------
REVENUES
GAS DISTRIBUTION
Unaffiliated                                $ 1,858.2   $ 1,950.2
Intersegment                                      3.1         9.4
                                            ---------   ---------
Total                                         1,861.3     1,959.6
                                            ---------   ---------
GAS TRANSMISSION AND STORAGE
Unaffiliated                                    166.9       162.9
Intersegment                                     69.9        73.1
                                            ---------   ---------
Total                                           236.8       236.0
                                            ---------   ---------
ELECTRIC OPERATIONS
Unaffiliated                                    255.8       255.9
Intersegment                                      5.1         6.9
                                            ---------   ---------
Total                                           260.9       262.8
                                            ---------   ---------
OTHER
Unaffiliated                                    183.8       131.1
Intersegment                                      5.1        13.3
                                            ---------   ---------
Total                                           188.9       144.4
                                            ---------   ---------
Adjustments and eliminations                    (74.7)      (78.3)
                                            ---------   ---------
CONSOLIDATED REVENUES                       $ 2,473.2   $ 2,524.5
                                            ---------   ---------
OPERATING INCOME (LOSS)
Gas Distribution                            $   285.0   $   314.2
Gas Transmission and Storage                    111.4       111.3
Electric                                         58.8        52.6
Other                                           (18.2)      (13.9)
Corporate                                         5.6         8.1
                                            ---------   ---------
CONSOLIDATED OPERATING INCOME               $   442.6   $   472.3
                                            ---------   ---------

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

The following Management's Discussion and Analysis should be read in conjunction with NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                               CONSOLIDATED REVIEW

EXECUTIVE SUMMARY

NiSource generates nearly all of its net revenue through the sale, distribution, and storage of natural gas and the generation, transmission and distribution of electricity, which are rate regulated. A significant portion of NiSource's operations, most notably in the gas distribution, gas transportation and electric businesses, is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, and the cooling season, which is primarily from June through September, net revenues from gas and electric sales and transportation services are more significant than in other months.

For the first quarter of 2004, net income was $213.5 million, or $0.81 per share. This compares to net income of $254.9 million, or $1.00 per share, for the year-ago period. Warmer weather during the crucial winter heating season, as compared to the period a year ago, partially offset by lower operating expenses, was the primary factor affecting NiSource's first-quarter results. NiSource's ongoing efforts to control costs have held operation and maintenance expenses flat. Additionally, continued actions to reduce debt have resulted in significant improvements to NiSource's balance sheet and reduced interest expense.

The first quarter of 2004 was marked by many key factors that contributed to our results. Weather in the markets served by NiSource's natural gas utility and pipeline companies was close to normal during the first quarter of 2004, but 6 percent warmer compared with the year-ago period. In addition, both this quarter and the first quarter of 2003 reflect lower interruptible transmission service revenues than those that have been historically realized by NiSource's pipeline business. Management has evaluated operational and market conditions, and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. Also, with reduction in the company's debt, interest expense for the first quarter of 2004 decreased by $20.3 million, or 16.5 percent, compared with the year-ago period. NiSource continues to improve its capital structure, with a total debt to total capitalization ratio of 58 percent, compared with 60 percent at year-end 2003. The decrease in the total debt to total capitalization ratio from December 31, 2003 is a result of a seasonal reduction in short-term debt due to lower working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource will continue to build value and customer trust by capitalizing on its super-regional utility and pipeline operations. NiSource will focus on: continuing to standardize its operations and improve on predictability and reliability; continuing to deliver the best possible service at the lowest cost; continuing to develop innovative ways to help our customers manage heating bills and gas price volatility, with products such as a fixed-price option; continuing to find ways to control the cost of generating electricity; and pursuing projects that will bring long-term attractively priced gas supplies to the market.

RESULTS OF OPERATIONS
THE QUARTER ENDED MARCH 31, 2004

Net Income

NiSource reported net income of $213.5 million, or $0.81 per share, for the three months ended March 31, 2004, compared to net income of $254.9 million, or $1.00 per share, for the first quarter 2003. Operating income was $442.6 million, a decrease of $29.7 million from the same period in 2003. NiSource's net income reflects the impact of discontinued operations that earned $41.4 million in the first quarter of 2003, which included a gain from the sale of the company's interest in certain natural gas exploration and production assets in New York state. All per share amounts are basic earnings per share.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2004, were $992.0 million, a $37.6 million decrease from the same period last year. The decrease in net revenues was primarily a result of reduced natural gas sales and deliveries due to warmer weather during the first quarter of 2004 compared with the same period in 2003 amounting to $17.7 million, reduced revenue from cost trackers of $13.0 million, and lower non-traditional and incentive program revenue. Both this quarter and the first quarter of 2003 reflect lower interruptible transmission service revenues than those that have been historically realized. Management has evaluated operational and market conditions, and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. These lower interruptible revenues are reflected in the current quarter's results.

Expenses

Operating expenses for the first quarter 2004 were $549.4 million, a decrease of $7.9 million from the 2003 period. Operation and maintenance expenses for the first quarter 2004 were $3.2 million lower than they were in first quarter of 2003. Taking into consideration cost trackers directly offset in revenues, as well as reserve changes, that together impacted both 2004 and 2003 operation and maintenance expenses, quarter-over-quarter, baseline operation and maintenance expenses were essentially flat. Other taxes decreased $5.1 million, due to higher gross receipt taxes in 2003 that were offset in revenues for that period.

Other Income (Deductions)

Interest expense, net was $102.7 million for the quarter, a decrease of $20.3 million compared to the first quarter 2003. The decrease was due to a quarter-over-quarter reduction in short-term borrowings and lower short- and long-term interest rates.

Income Taxes

Income tax expense for the first quarter 2004 was $125.6 million, a decrease of $1.8 million compared to the 2003 period, due to lower pre-tax income.

Change in Accounting

The change in accounting in the first quarter of 2003 of $8.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

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

Net cash from continuing operations for the three months ended March 31, 2004 was $772.4 million. Net cash from continuing operations increased $139.6 million from the comparable period a year-ago, mainly as a result of increased cash flow from working capital. Cash flow from working capital was $431.1 million, principally driven by decreased gas inventories, and the timing of the recovery of gas and fuel costs, partly offset by the timing of the collections of accounts receivable.

During February 2004, Northern Indiana Public Service Company (Northern Indiana) redeemed $111.1 million of its medium-term notes and Bay State Gas Company redeemed $10.0 million of its medium-term notes, with an average interest rate of 7.5% and 7.6%, respectively. The associated redemption premium of $4.6 million was charged to expense.

Credit Facilities

During March 2004, NiSource obtained a new $500 million 364-day credit facility and a $750 million 3-year credit facility with a syndicate of banks led by Barclays Capital. The new facilities replaced an expiring $1.25 billion credit facility. NiSource had outstanding credit facility advances under its current 3-year facility of $222.6 million at March 31, 2004, at a weighted average interest rate of 2.02%, and advances under its previous 3-year credit facility of $685.5 million at December 31, 2003, at a weighted average interest rate of 1.82%. As of March 31, 2004 and December 31, 2003, NiSource had $117.6 million and $121.4 million of standby letters of credit outstanding, respectively. At March 31, 2004, $99.4 million of the $117.6 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank. During February 2004, NiSource obtained a separate 4-year letter of credit arrangement on a bi-lateral basis with Barclays Bank PLC. As of March 31, 2004, this facility provided standby letters of credit of $99.4 million, which will amortize in value through December 2008. As of March 31, 2004, $1,009.2 million of credit was available under the credit facilities. In addition, NiSource had standby letters of credit of $5.1 million and $4.9 million as of March 31, 2004 and December 31, 2003 issued under another credit facility.

Sale of Trade Receivables

Columbia Gas of Ohio, Inc. (Columbia of Ohio) is a party to an agreement to sell, without recourse, all of its trade receivables, with the exception of certain low-income payment plan receivables, as they originate, to Columbia Accounts Receivable Corporation (CARC), a wholly-owned subsidiary of Columbia Energy Group (Columbia). CARC, in turn, is party to an agreement under which it sells a percentage ownership interest in the accounts receivable to a commercial paper conduit. As of March 31, 2004, $75.0 million of accounts receivable had been sold by CARC. Canadian Imperial Bank of Commerce (CIBC), the administrative agent for the program, has informed Columbia of Ohio that, CIBC and its commercial paper conduit entities will let all existing receivable securitization agreements expire in the normal course of business. As such, the Columbia of Ohio receivables program with CIBC will terminate on May 15, 2004.

Columbia of Ohio expects to execute a new accounts receivable sales agreement for up to $300 million with a new administrative agent and conduit replacing the existing agreement with CIBC. Under the new agreement, Columbia of Ohio will be party to an agreement to sell, without recourse, substantially all of its trade receivables, with the exception of affiliate and certain low-income payment plan receivables, as they originate, to Columbia of Ohio Receivables Corporation
(CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, will be party to an agreement under which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004. As of March 31, 2004, NRC had sold $200 million of accounts receivable.

MARKET RISK DISCLOSURES

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

Non-Trading Risks

Commodity price risk resulting from non-trading activities at NiSource's rate-regulated subsidiaries is limited, since current regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. As states experiment with regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. At March 31, 2004, the combined borrowings outstanding under these facilities totaled $222.6 million. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. The principal amount of such long-term debt subject to interest rate hedges at March 31, 2004 was $1,163.0 million. Based upon average borrowings under agreements subject to fluctuations in short-term market interest rates during the first quarter 2004, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $3.9 million for the three months ended March 31, 2004.

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

The fair values of the contracts related to NiSource's trading operations, the activity affecting the changes in the fair values during the first quarter of 2004, the sources of the valuations of the contracts during 2004 and the years in which the remaining contracts mature are:

                            (in millions)                                2004
--------------------------------------------------------------------    ------
Fair value of contracts outstanding at the beginning of the period      $ (1.5)
Contracts realized or otherwise settled during the period (including
    net option premiums received)                                         (2.7)
Fair value of new contracts entered into during the period                (3.1)
Other changes in fair values during the period                             7.3
                                                                        ------
Fair value of contracts outstanding at the end of the period            $    -
                                                                        ------

(in millions)                          2004     2005     2006     2007     2008    After
-----------------------------------   ------   ------   ------   ------   ------   -----
Prices from other external sources      (0.9)  $    -   $    -   $    -   $    -   $   -
Prices based on models/other method      2.7   $ (1.8)  $    -   $    -   $    -   $   -
                                      ------   ------   ------   ------   ------   -----
Total fair values                     $  1.8   $ (1.8)  $    -   $    -   $    -   $   -
                                      ------   ------   ------   ------   ------   -----

The caption "Prices from other external sources" generally includes contracts traded on electronic exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within "Prices based on models/other method" are generally valued employing the widely used Black-Scholes option-pricing model.

Market Risk Measurement

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.3 million, $0.4 million and effectively zero, during the first quarter of 2004, respectively. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.2 million, $0.3 million and $0.1 million during the first quarter of 2004, respectively. Prospectively, management has set the VaR limits at $2.5 million for power trading and $0.5 million for gas marketing. Exceeding the VaR limits would result in management actions to reduce portfolio risk.

Refer to "Risk Management Activities" in Note 7 of the Notes to Consolidated Financial Statements for further discussion of NiSource's risk management.

OFF BALANCE SHEET ARRANGEMENTS

NiSource has issued guarantees that support up to approximately $1.4 billion of commodity-related payments for its current subsidiaries involved in energy marketing and power trading and to satisfy requirements under forward gas sales agreements of a former subsidiary. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets. In addition, NiSource has other guarantees, purchase commitments, operating leases, lines of credit and letters of credit outstanding. Refer to Note 7, Risk Management Activities, and Note 11, Guarantees and Indemnities, of the Notes to Consolidated Financial Statements for further discussion of NiSource's off balance sheet arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

In addition, NiSource has sold certain accounts receivable. NiSource's accounts receivable programs qualify for sale accounting because they meet the conditions specified in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. NiSource does not retain any interest in the receivables under these programs.

OTHER INFORMATION

Bargaining Unit Contract

On May 31, 2004, the contract with Northern Indiana's bargaining unit employees expires. Discussions between Northern Indiana and the bargaining unit's union representatives are ongoing.

                  RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information

NiSource's operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

Three Months Ended March 31, (in millions)     2004        2003
------------------------------------------   ---------   ---------
NET REVENUES
    Sales Revenues                           $ 1,679.5   $ 1,776.4
    Less: Cost of gas sold                     1,280.8     1,344.0
                                             ---------   ---------
    Net Sales Revenues                           398.7       432.4
    Transportation Revenues                      181.8       183.2
                                             ---------   ---------
Net Revenues                                     580.5       615.6
                                             ---------   ---------
OPERATING EXPENSES
    Operation and maintenance                    183.3       183.8
    Depreciation and amortization                 47.7        47.6
    Other taxes                                   64.5        70.0
                                             ---------   ---------
Total Operating Expenses                         295.5       301.4
                                             ---------   ---------
Operating Income                             $   285.0   $   314.2
                                             =========   =========
REVENUES ($ IN MILLIONS)
    Residential                                1,115.1     1,176.6
    Commercial                                   395.9       417.7
    Industrial                                    80.7        73.4
    Transportation                               181.8       183.2
    Off System Sales                              40.8        43.2
    Other                                         47.0        65.5
                                             ---------   ---------
Total                                          1,861.3     1,959.6
                                             ---------   ---------
SALES AND TRANSPORTATION (MMDth)
    Residential sales                            109.8       121.3
    Commercial sales                              41.4        45.9
    Industrial sales                               8.1         8.2
    Transportation                               187.2       182.3
    Off System Sales                               7.0         2.7
    Other                                            -         0.2
                                             ---------   ---------
Total                                            353.5       360.6
                                             ---------   ---------
HEATING DEGREE DAYS                              2,724       2,885
NORMAL HEATING DEGREE DAYS                       2,655       2,635
% COLDER (WARMER) THAN NORMAL                        3%          9%
CUSTOMERS
    Residential                              2,313,364   2,359,175
    Commercial                                 215,178     219,215
    Industrial                                   5,991       6,047
    Transportation                             784,219     703,686
    Other                                           61          67
                                             ---------   ---------
Total                                        3,318,813   3,288,190
                                             ---------   ---------

NiSource's natural gas distribution operations serve approximately 3.3 million customers in nine states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky, Maryland, New Hampshire and Maine. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 72% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Regulatory Matters

Through October 2004, Columbia of Ohio is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's Choice(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and, (3) allow Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-systems sales. The order allows Columbia of Ohio to record post-in-service-carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant. Although this order will have a minimal impact on 2004, NiSource's initial estimate is that this order, if left unchanged, could potentially reduce operating income by approximately $20 million annually 2005 through 2007. On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the commission for rehearing on the components, which have been modified. That same day the Office of the Ohio Consumers' Counsel also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service-carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the Office of the Ohio Consumers' Counsel filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004 the PUCO issued an order on rehearing, in which it denied the Office of Consumer Counsels' motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008; (2) restored the marketers' responsibility for 75% of CHOICE(R) costs; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of Off-System Sales and Capacity Release revenue. Under the revised Off-System Sales/Capacity Release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties. NiSource and the other collaborative parties have until May 25, 2004 to either accept the PUCO modifications, or to reject them and terminate the stipulation. If accepted, this order would reduce the negative impact estimated above, however, management is still evaluating the order.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. The approval of the tracker will allow for the recovery of previously uncollected accounts receivable for Columbia of Ohio. As of March 31, 2004, Columbia of Ohio has $45.2 million of uncollected accounts receivable pending future recovery.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing for 2002 on August 29, 2002
(GCA5). The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Testimony was filed indicating that some gas costs, for the month of March 2003, should not be recovered. On September 10, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor. Northern Indiana made its annual filing for 2003 on August 26, 2003 (GCA6). The IURC approved implementation of these interim rates subject to refund, effective November 1, 2003. The parties in the cases have raised concerns regarding gas cost recovery similar to those addressed in March 2003. While Northern Indiana pursues settlement of the issues an estimated refund liability was recognized in the first quarter of 2004.

All of the Columbia distribution companies presently hold long-term contracts for pipeline and storage services with its affiliate pipelines, Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company, a majority of those contracts expire on October 31, 2004. The Columbia distribution companies are comprised of Columbia Gas of Kentucky, Inc., Columbia Gas of Maryland, Inc., Columbia Gas of Ohio, Inc., Columbia Gas of Pennsylvania, Inc., and Columbia Gas of Virginia, Inc. Each distribution company continues to discuss its plan to renew pipeline and storage contracts with industry stakeholders to ensure the continued ability to serve the requirements of firm customers in a tightening capacity market. All contract negotiations between the distribution companies and Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company are expected to be resolved prior to the contracts expiring. In addition, these contracts will be subject to the approval of the respective state regulatory agencies. On April 29, 2004, the Pennsylvania Public Utility Commission approved a request by Columbia of Pennsylvania, Inc. to renew its pipeline and storage contracts with Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company. Pursuant to this approval, Columbia of Pennsylvania's storage contracts and approximately half of its pipeline contracts will be renewed for terms of fifteen years, while the remaining pipeline contracts will be renewed on a tiered basis for terms ranging from five or ten years. Columbia of Pennsylvania, Inc. will also acquire additional capacity to meet customer requirements on peak days.

Environmental Matters

In January of 2004 Northern Indiana and Kokomo Gas and Fuel Company signed a multi-site Voluntary Remediation Program Order addressing 14 manufactured gas plant sites with the Indiana Department of Environmental Management. Northern Indiana Fuel and Light Company, Inc. expects to enter into a similar agreement for an additional site. Previously Northern Indiana, together with other potentially responsible parties, had entered into similar agreements with the Indiana Department of Environmental Management for 11 additional sites. Those agreements require Northern Indiana to investigate, and to the extent necessary, clean up the sites.

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

Weather in the Gas Distribution Operation's territories for the first quarter of 2004 was 6% warmer than the comparable quarter in 2003. However, the first quarter of 2004 was still 3% colder than the normal average.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Throughput

Total volumes sold and transported of 353.5 million dekatherms (MMDth) for the first quarter of 2004 decreased 7.1 MMDth from the same period last year primarily due to the warmer weather in the first quarter of 2004 compared to the first quarter of 2003.

Net Revenues

Net revenues for the three months ended March 31, 2004 were $580.5 million, a decrease of $35.1 million from the same period in 2003. The decrease in net revenues was primarily a result of reduced natural gas sales and deliveries due to warmer weather during the first quarter of 2004 compared with the same period in 2003 amounting to $16.6 million, reduced revenue from cost trackers of $11.4 million, generally offset in operating expenses and lower non-traditional and incentive program revenue, slightly offset by an adjustment for gas costs associated with certain customers in the 2003 period.

Operating Income

For the first quarter of 2004, Gas Distribution Operations reported operating income of $285.0 million, a decrease of $29.2 million from the same period in 2003. The decrease was mainly attributable to lower net revenue of $35.1 million discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS

Three Months Ended March 31, (in millions)     2004      2003
------------------------------------------    -------   -------
OPERATING REVENUES
    Transportation revenues                   $ 188.3   $ 187.0
    Storage revenues                             45.2      44.7
    Other revenues                                3.3       4.3
                                              -------   -------
Total Operating Revenues                        236.8     236.0
Less: Cost of gas sold                            3.9       4.4
                                              -------   -------
Net Revenues                                    232.9     231.6
                                              -------   -------
OPERATING EXPENSES
    Operation and maintenance                    78.3      77.9
    Depreciation and amortization                28.3      27.9
    Other taxes                                  14.9      14.5
                                              -------   -------
Total Operating Expenses                        121.5     120.3
                                              -------   -------
Operating Income                              $ 111.4   $ 111.3
                                              =======   =======
THROUGHPUT (MMDth)
Columbia Transmission
    Market Area                                 406.9     434.8
Columbia Gulf
    Mainline                                    160.0     180.0
    Short-haul                                   27.0      29.3
Columbia Pipeline Deep Water                      4.4       1.5
Crossroads Gas Pipeline                          10.7       7.7
Granite State Pipeline                           13.9      14.4
Intrasegment eliminations                      (154.2)   (168.5)
                                              -------   -------
Total                                           468.7     499.2
                                              -------   -------

NiSource's Gas Transmission and Storage Operations segment consists of the operations of Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf), Columbia Deep Water Service Company, Crossroads Pipeline Company and Granite State Gas Transmission, Inc. In total NiSource owns a pipeline network of approximately 16,000 miles extending from offshore in the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in nineteen northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource gas transmission and storage operations segment operates one of the nation's largest underground natural gas storage systems.

Pipeline Firm Service Contracts

The services of Columbia Transmission and Columbia Gulf consist of open access transportation services, and open access storage services in the case of Columbia Transmission. These services are provided primarily to LDCs. The majority of the firm contracts currently in effect with Columbia Gas and Columbia Gulf expire in late 2004. Customer decisions on capacity re-subscription are affected by many factors, including decisions by state regulators on the treatment of pipeline capacity agreements in the context of LDC unbundling proceedings. Several LDCs have already committed to extending their long-term capacity commitments and the companies are in discussions with a number of other firm capacity holders regarding future capacity commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Regulatory Matters

On February 28, 2003, Columbia Transmission filed with Federal Energy Regulatory Commission (FERC) certain scheduled annual rate adjustments, designated as the Transportation Costs Rate Adjustment (TCRA), Retainage Adjustment Mechanism
(RAM), and Electric Power Cost Adjustment (EPCA). These filings sought recovery, during the period April 1, 2003 through March 31, 2004, of certain expenses relating to transportation costs incurred by Columbia Transmission on interconnecting pipelines and electric costs incurred in the operation of certain compressors (TCRA and EPCA, respectively), as well as quantities of gas required by Columbia Transmission to operate its pipeline system (RAM). The recovery of each of these costs occurs through a "tracker" which ensures full recovery of actual expenses. Each of the three filings was conditionally accepted by FERC subject to refund and the filing of additional data by Columbia. On October 1, 2003, FERC issued an order accepting Columbia Transmission's TCRA filing, and accepting the full recovery of upstream transportation costs. On February 11, 2004, FERC issued an order regarding the annual EPCA filing, which upheld Columbia Transmission's ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover electric power costs incurred by a newly expanded electric-powered compressor station from specific customers. The order also limits Columbia Transmission's ability to prospectively discount its EPCA rates. Management does not believe this order will have a material financial impact. On April 14, 2004 the FERC issued an order accepting Columbia Transmission's RAM filing and approving the full recovery of gas required in system operations. FERC will permit parties to pursue certain issues raised in the 2003 filing in connection with consideration of Columbia's 2004 RAM filing, which became effective April 1, 2004, and is currently pending.

Environmental Matters

On April 1, 2004, U.S. Environmental Protection Agency (EPA) issued its final Phase II nitrogen oxide (NOx) regulation establishing NOx budgets for states. States will be developing State Implementation Plans (SIP) which may impact compressor stations owned by Columbia Transmission and Columbia Gulf. NiSource will continue to monitor the development of SIPs, but anticipates that the cost will not be material.

The EPA has issued maximum achievable control technology (MACT) standards for hazardous air pollutants for stationary combustion turbines and reciprocating internal combustion engines. The final standards for turbines do not impose any compliance costs upon NiSource. The MACT for internal reciprocating internal combustion engines will only impact one Columbia Transmission facility and the estimated cost of compliance is expected to be immaterial.

Throughput

Throughput for the Gas Transmission and Storage Operations segment totaled 468.7 MMDth for the first quarter 2004, compared to 499.2 MMDth for the same period in 2003. The decrease of 30.5 MMDth reflected warmer weather in the first quarter of 2004 than for the comparable period in 2003, a continued decline of offshore natural gas production, and other non-weather factors.

Net Revenues

Net revenues were $232.9 million for the first quarter 2004, a slight increase of $1.3 million from the same period in 2003. The 2003 period was unfavorably impacted by higher costs to meet customer demand during a period of sustained cold weather in the Northeast market areas during the first quarter of 2003. Both this quarter and the first quarter of 2003 reflect lower interruptible transmission service revenues than those that have been historically realized. Management has evaluated operational and market conditions and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. These lower interruptible revenues are reflected in the current quarter's results.

Operating Income

Operating income was $111.4 million for the first quarter 2004 compared to $111.3 million in the first quarter 2003. Operating income was affected by the change in net revenues mentioned above. In addition, operation and maintenance expenses were slightly higher on a quarter-over-quarter basis, after taking into consideration reserve changes, which increased 2003 operation and maintenance expenses by $2.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS

Three Months Ended March 31, (in millions)    2004        2003
-----------------------------------------    -------    -------
NET REVENUES
      Sales revenues                         $ 260.9    $ 262.8
      Less: Cost of sales                       81.4       93.3
                                             -------    -------
Net Revenues                                   179.5      169.5
                                             -------    -------
OPERATING EXPENSES
      Operation and maintenance                 60.3       57.5
      Depreciation and amortization             44.1       43.7
      Other taxes                               16.3       15.7
                                             -------    -------
Total Operating Expenses                       120.7      116.9
                                             -------    -------
Operating Income                             $  58.8    $  52.6
                                             =======    =======
REVENUES ($ IN MILLIONS)
      Residential                               71.2       72.2
      Commercial                                70.4       66.7
      Industrial                               101.3       97.9
      Wholesale                                 11.4       19.6
      Other                                      6.6        6.4
                                             -------    -------
Total                                          260.9      262.8
                                             -------    -------
SALES (GIGAWATT HOURS)
      Residential                              754.5      789.6
      Commercial                               860.2      851.5
      Industrial                             2,338.1    2,273.5
      Wholesale                                269.9      541.9
      Other                                     32.4       33.7
                                             -------    -------
Total                                        4,255.1    4,490.2
                                             -------    -------
ELECTRIC CUSTOMERS
      Residential                            388,520    384,991
      Commercial                              49,394     48,423
      Industrial                               2,531      2,570
      Wholesale                                   24         26
      Other                                      787        798
                                             -------    -------
Total                                        441,256    436,808
                                             -------    -------

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 441 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes that will impact Electric Operations' structure and profitability. Notwithstanding those changes, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to improve operating efficiencies in this changing environment and improve the transmission interconnections with neighboring electric utilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $13.1 million and $13.5 million were recognized for electric customers for the first quarters of 2004 and 2003, respectively. The order adopting the settlement was appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. On October 14, 2003, the Appeals Court upheld the IURC's approval of the settlement. The Citizens Action Coalition of Indiana and the fourteen residential customers filed a petition for transfer to the Supreme Court of Indiana; however, on March 19, 2004, the Supreme Court of Indiana denied transfer. As a result of this denial of transfer, the settlement is no longer subject to judicial review.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. An IURC hearing was held on March 15, 2004, with final resolution anticipated during the second quarter 2004.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO filed detailed tariff information, with a planned initial operation date of March 31, 2004. However, in October 2003, MISO petitioned FERC to withdraw this tariff filing. FERC approved the withdrawal and has provided guidance to MISO as to how it should proceed in the future. On March 31, 2004, MISO submitted a revised energy markets tariff to the FERC for approval. As part of the revised filings, MISO proposes an initial operation date of December 1, 2004. Northern Indiana and Energy USA-TPC (TPC) are actively pursuing roles in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana and TPC conducts their electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana or TPC.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. This negotiated cap agreement is subject to continuing negotiations. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) has been returned to service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating units and various options regarding the return to service of the Mitchell Station, constructed in the early 1950's, in the second half of 2004. Northern Indiana has requested proposals for outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February 2004, the City of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana had an initial discussion with the City of Gary regarding the proposal to acquire the land. On May 7, 2004, the City of Gary filed a petition with the IURC seeking valuation of the Mitchell Station and determination of the terms and conditions under which the City of Gary would acquire the Mitchell Station. Northern Indiana will participate in the IURC proceedings arising from that filing.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). The IURC order was appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana, where it was upheld by the Court on March 9, 2004. The Citizens Action Coalition of Indiana failed to take any action to continue the appeal of this case and the Court's decision is now final. Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM, ECR-1, in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, providing for a return on the capital investment through increased rates beginning with the May 2003 customer bills. Through March 31, 2004 the ECRM revenues amounted to $8.2 million. On August 1, 2003, Northern Indiana filed ECR-2 for capital expenditures through June 30, 2003, of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM was filed with the most recent semi-annual filing of the ECT in February 2004, which included a filing of the ECR-3 for capital expenditures through December 31, 2003, of $194.1 million, and an EERM amount of $1.9 million. On March 24, 2004, the IURC approved Northern Indiana's February 2004 filing for ECR-3 and the initial filing of the EERM. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million.

Environmental Matters

Northern Indiana is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and similar State laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, investigations are ongoing and final costs of clean up have not yet been determined. At the second site, Northern Indiana has entered into EPA Administrative Orders on Consent to perform an interim action that includes providing a municipal water supply system for approximately 275 homes. Northern Indiana has also agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal.

Sales

Electric sales for the first quarter 2004 were 4,255.1 gwh, a decrease of 235.1 gwh compared to the 2003 period, as a result of decreased wholesale transaction sales and a slight decrease in residential sales offset in part by an improvement in industrial and commercial sales. Commercial sales improved due to an increase in the number of customers and higher usage, while industrial sales increased due to increased demand from the steel industry.

Net Revenues

In first quarter 2004, electric net revenues of $179.5 million increased by $10.0 million from the comparable 2003 period. The increase was primarily a result of customer settlement obligations that reduced net revenues in the 2003 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Operating Income

Operating income for the first quarter 2004 was $58.8 million, an increase of $6.2 million from the same period in 2003. The increase was primarily due to the changes in net revenue mentioned above partially offset by a $3.3 million expense in operations, representing Electric Operations' portion of the redemption premium from the early extinguishment of certain medium-term notes at Northern Indiana.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER OPERATIONS

  Three Months Ended March 31, (in millions)       2004      2003
-----------------------------------------------   -------   -------
NET REVENUES
    Products and services revenue                 $ 188.9   $ 144.4
    Less:  Cost of products purchased               188.7     137.9
                                                  -------   -------
Net Revenues                                          0.2       6.5
                                                  -------   -------
OPERATING EXPENSES
    Operation and maintenance                        13.0      14.5
    Depreciation and amortization                     2.9       2.9
    Loss (gain) on sale or impairment of assets       0.7       1.1
    Other taxes                                       1.8       1.9
                                                  -------   -------
Total Operating Expenses                             18.4      20.4
                                                  -------   -------
Operating Income (Loss)                           $ (18.2)  $ (13.9)
                                                  =======   =======

The Other Operations segment participates in energy-related services including gas marketing, power trading and ventures focused on distributed power generation technologies, fuel cells and storage systems. PEI Holdings, Inc.
(PEI) operates the Whiting Clean Energy, Inc. (Whiting Clean Energy) project, which is a 525mw cogeneration facility that uses natural gas to produce electricity for sale in the wholesale markets and also provides steam for industrial use. Additionally, the Other Operations segment is involved in real estate and other businesses.

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

PEI estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2003, the after-tax loss was approximately $30.0 million and the expected 2004 after-tax loss is expected to be similar to 2003. During the first quarter of 2004, Whiting Clean Energy continued to experience losses due to the market for wholesale power and the contract requirements to run the plant at a level to produce steam required by the BP refinery in Whiting, Indiana. These contract requirements currently are being renegotiated. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Because of the expected losses from this facility and decreases in estimated forward pricing for electricity versus changes in gas prices, an impairment study was performed in the first quarter of 2003 on this facility in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The study indicated that, at that time, no impairment was necessary.

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

Net Revenues

Net revenues of $0.2 million for the first quarter of 2004 decreased by $6.3 million from the first quarter of 2003, due to reduced net revenue from the Whiting Clean Energy facility of $3.8 million and lower power trading revenues as a result of reduced volatility in the power markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER OPERATIONS

Operating Income

The Other segment reported an operating loss of $18.2 million for the first quarter of 2004, versus an operating loss of $13.9 million for the comparable period 2003. The increase in the operating loss was comprised primarily of increased losses incurred with the operation of Whiting Clean Energy.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NiSource's chief executive officer and its chief financial officer, after evaluating the effectiveness of NiSource's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report. NiSource's disclosure controls and procedures were adequate and effective to ensure that material information relating to NiSource and its consolidated subsidiaries would be made known to them by others within those entities.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

NISOURCE INC.

1. VIRGINIA NATURAL GAS, INC. V. COLUMBIA GAS TRANSMISSION CORP., FEDERAL ENERGY REGULATORY COMMISSION (FERC)

On January 13, 2004, Virginia Natural Gas, Inc. (VNG) filed with FERC a "Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies" in Docket No. RP04-139. VNG alleges various violations during the 2002-2003 winter by Columbia Transmission of its firm service obligations to VNG. VNG seeks monetary damages and remedies (exceeding $37 million), and also seeks certain prospective remedies. Columbia Transmission filed its response to the complaint on February 2, 2004, demonstrating the authority under which it had acted and the limitations on FERC's authority to address the issues and damage claims raised by VNG. On February 17, 2004, VNG filed an answer and motion for summary disposition. Columbia filed its response to that most recent VNG pleading on March 3, 2004. This matter remains pending before FERC.

ITEM 2. CHANGES IN SECURITES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

NISOURCE INC.

(a)   Exhibits

      (10.1) 3-Year Revolving Credit Agreement, dated as of March 18, 2004 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arrangers and Lenders party thereto, as Lenders, Credit Suisse First Boston, as Syndication Agent, Bank One, National Association (Main Office, Chicago), The Bank of Tokyo-Mitsubishi, Ltd., (Chicago Branch) and Citicorp USA, Inc. as Co-Documentation Agents, Barclays Bank PLC, as Administrative Agent and LC Bank, Barclays Capital and Credit Suisse First Boston, as Lead Arrangers and Barclays Capital, as Sole Book Runner.

      (10.2) 364-Day Revolving Credit Agreement, dated as of March 18, 2004 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arrangers and Lenders party thereto, as Lenders, Credit Suisse First Boston, as Syndication Agent, Bank One, National Association (Main Office, Chicago), The Bank of Tokyo-Mitsubishi, Ltd., (Chicago Branch) and Citicorp USA, Inc. as Co-Documentation Agents, Barclays Bank PLC, as Administrative Agent and LC Bank, Barclays Capital and Credit Suisse First Boston, as Lead Arrangers and Barclays Capital, as Sole Book Runner.

      (10.3) 4-Year Letter of Credit Reimbursement Agreement, dated as of February 13, 2004 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arrangers and Lenders party thereto, as Lenders, Barclays Bank PLC, as Administrative Agent and LC Bank, Barclays Capital, as Lead Arrangers and Barclays Capital, as Sole Book Runner.

      (10.4) Amendment No. 1 to 4-Year Letter of Credit Reimbursement Agreement, dated as of March 18, 2004, among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arrangers and Lenders party thereto, as Lenders, Barclays Bank PLC, as Administrative Agent and LC Bank, Barclays Capital, as Lead Arrangers and Barclays Capital, as Sole Book Runner.

      (31.1) Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (31.2) Certification of Michael W. O'Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (32.1) Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                 (filed herewith).

      (32.2) Certification of Michael W. O'Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the first quarter of 2004:

                     Financial
Item Reported   Statements Included   Date of Event   Date Filed
-------------   -------------------   -------------   ----------
    7, 12                Y              1/30/2004      1/30/2004
      9                  N              2/10/2004      2/10/2004
-------------   -------------------   -------------   ----------

SIGNATURE

NISOURCE INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NiSource Inc.
                                            -----------------------
                                                 (Registrant)

Date:  May 7, 2004                   By:    /s/ Jeffrey W. Grossman
                                            -----------------------------------
                                                Jeffrey W. Grossman
                                            Vice President and Controller
                                            (Principal Accounting Officer
                                            and Duly Authorized Officer)