Form 10-Q
period 2004-06-30
NISOURCE INC/DE
filed 2004-08-06
CIK 1111711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value:
263,488,662 shares outstanding at July 31, 2004.

                                  NISOURCE INC.
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I    FINANCIAL INFORMATION

          Item 1   Financial Statements

                   Statements of Consolidated Income (Loss).....................     3

                   Consolidated Balance Sheets..................................     4

                   Statements of Consolidated Cash Flows........................     6

                   Statements of Consolidated Comprehensive Income (Loss).......     7

                   Notes to Consolidated Financial Statements...................     8

          Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations................................    20

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk...    43

          Item 4.  Controls and Procedures......................................    43

PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings............................................    44

          Item 2.  Changes in Securities and Use of Proceeds....................    45

          Item 3.  Defaults Upon Senior Securities..............................    45

          Item 4.  Submission of Matters to a Vote of Security Holders..........    46

          Item 5.  Other Information............................................    46

          Item 6.  Exhibits and Reports on Form 8-K.............................    47

          Signature.............................................................    48

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

                                                                     Three Months              Six Months
                                                                    Ended June 30,           Ended June 30,
                                                               ------------------------  -----------------------
(in millions, except per share amounts)                            2004         2003           2004        2003
-------------------------------------------------------------  -----------   -----------   -----------   ----------
NET REVENUES
   Gas Distribution                                            $     612.4   $     546.8   $   2,263.3   $  2,289.4
   Gas Transmission and Storage                                      206.5         221.0         551.8        563.2
   Electric                                                          272.6         262.1         536.1        526.4
   Other                                                             153.5         111.3         367.0        286.8
                                                               -----------   -----------   -----------   ----------
   Gross Revenues                                                  1,245.0       1,141.2       3,718.2      3,665.8
   Cost of Sales                                                     628.9         499.4       2,110.1      1,994.3
                                                               -----------   -----------   -----------   ----------
Total Net Revenues                                                   616.1         641.8       1,608.1      1,671.5
                                                               -----------   -----------   -----------   ----------
OPERATING EXPENSES
   Operation and maintenance                                         284.7         275.4         608.0        601.9
   Depreciation and amortization                                     127.6         124.9         253.0        249.5
   Loss on sale of assets                                              0.3           0.2           1.0          1.3
   Other taxes                                                        46.0          65.5         146.0        170.6
                                                               -----------   -----------   -----------   ----------
Total Operating Expenses                                             458.6         466.0       1,008.0      1,023.3
                                                               -----------   -----------   -----------   ----------
OPERATING INCOME                                                     157.5         175.8         600.1        648.2
                                                               -----------   -----------   -----------   ----------
OTHER INCOME (DEDUCTIONS)
   Interest expense, net                                             (99.6)       (114.9)       (202.3)      (237.9)
   Minority interests                                                    -             -             -         (2.5)
   Dividend requirements on preferred stock of subsidiaries           (1.1)         (1.1)         (2.2)        (2.3)
   Other, net                                                          0.6           5.9           3.9         10.0
                                                               -----------   -----------   -----------   ----------
Total Other Income (Deductions)                                     (100.1)       (110.1)       (200.6)      (232.7)
                                                               -----------   -----------   -----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                 57.4          65.7         399.5        415.5
INCOME TAXES                                                          22.1          26.4         147.7        153.9
                                                               -----------   -----------   -----------   ----------
INCOME FROM CONTINUING OPERATIONS                                     35.3          39.3         251.8        261.6
                                                               -----------   -----------   -----------   ----------
Loss from Discontinued Operations - net of taxes                      (0.7)         (1.4)         (3.7)        (4.8)
Loss on Disposition of Discontinued Operations - net of taxes            -        (362.8)            -       (318.0)
Change in Accounting - net of taxes                                      -             -             -         (8.8)
                                                               -----------   -----------   -----------   ----------
NET INCOME (LOSS)                                              $      34.6   $    (324.9)  $     248.1   $    (70.0)
                                                               ===========   ===========   ===========   ==========
BASIC EARNINGS (LOSS) PER SHARE ($)
   Continuing operations                                              0.13          0.15          0.96         1.02
   Discontinued operations                                               -         (1.39)        (0.01)       (1.25)
   Change in accounting                                                  -             -             -        (0.04)
                                                               -----------   -----------   -----------   ----------
BASIC EARNINGS (LOSS) PER SHARE                                       0.13         (1.24)         0.95        (0.27)
                                                               -----------   -----------   -----------   ----------
DILUTED EARNINGS (LOSS) PER SHARE ($)
   Continuing operations                                              0.13          0.15          0.95         1.01
   Discontinued operations                                               -         (1.38)        (0.01)       (1.24)
   Change in accounting                                                  -             -             -        (0.04)
                                                               -----------   -----------   -----------   ----------
DILUTED EARNINGS (LOSS) PER SHARE                                     0.13         (1.23)         0.94        (0.27)
                                                               -----------   -----------   -----------   ----------
DIVIDENDS DECLARED PER COMMON SHARE                                   0.23          0.29          0.46         0.58
                                                               -----------   -----------   -----------   ----------
BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                   262.5         261.3         262.4        257.6
DILUTED AVERAGE COMMON SHARES (MILLIONS)                             264.5         263.1         264.6        259.5
                                                               -----------   -----------   -----------   ----------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,     December 31,
(in millions)                                                              2004           2003
----------------------------------------------------------------------  -----------   -----------
                                                                        (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Utility Plant                                                        $  16,041.9   $  15,977.3
                                                                        -----------   -----------
   Accumulated depreciation and amortization                               (7,146.6)     (7,095.9)
                                                                        -----------   -----------
   Net utility plant                                                        8,895.3       8,881.4
                                                                        -----------   -----------
   Other property, at cost, less accumulated depreciation                     462.4         409.3
                                                                        -----------   -----------
Net Property, Plant and Equipment                                           9,357.7       9,290.7
                                                                        -----------   -----------
INVESTMENTS AND OTHER ASSETS
   Assets of discontinued operations and assets held for sale                  20.7          20.7
   Unconsolidated affiliates                                                   96.3         113.2
   Other investments                                                           69.9          67.4
                                                                        -----------   -----------
Total Investments                                                             186.9         201.3
                                                                        -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents                                                   16.4          27.3
   Restricted cash                                                             15.3          22.8
   Accounts receivable (less reserve of $74.4 and $54.1, respectively)        311.1         511.1
   Unbilled revenue (less reserve of $0.9 and $3.5, respectively)             120.8         303.2
   Gas inventory                                                              230.8         429.4
   Underrecovered gas and fuel costs                                          159.1         203.2
   Materials and supplies, at average cost                                     71.8          71.5
   Electric production fuel, at average cost                                   30.5          29.0
   Price risk management assets                                                85.4          74.3
   Exchange gas receivable                                                    157.8         174.8
   Regulatory Assets                                                          123.9         114.5
   Prepayments and other                                                       66.5         101.8
                                                                        -----------   -----------
Total Current Assets                                                        1,389.4       2,062.9
                                                                        -----------   -----------
OTHER ASSETS
   Price risk management assets                                               110.8         114.4
   Regulatory assets                                                          581.5         575.5
   Goodwill                                                                 3,704.0       3,704.0
   Intangible assets                                                          520.3         527.2
   Deferred charges and other                                                 152.6         147.8
                                                                        -----------   -----------
Total Other Assets                                                          5,069.2       5,068.9
                                                                        -----------   -----------
                                                                        $  16,003.2   $  16,623.8
TOTAL ASSETS                                                            ===========   ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                      JUNE 30,    December 31,
(in millions)                                                           2004          2003
-------------------------------------------------------------------  -----------  -----------
                                                                     (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                  $   4,500.8  $   4,415.9
Preferred Stocks--
     Series without mandatory redemption provisions                         81.1         81.1
Long-term debt, excluding amounts due within one year                    5,573.1      5,993.4
                                                                     -----------  -----------
Total Capitalization                                                    10,155.0     10,490.4
                                                                     -----------  -----------
CURRENT LIABILITIES
   Current portion of long-term debt                                       366.1        118.3
   Short-term borrowings                                                   143.5        685.5
   Accounts payable                                                        482.8        496.6
   Dividends declared on common and preferred stocks                        61.7          1.8
   Customer deposits                                                        82.0         80.4
   Taxes accrued                                                           254.3        210.8
   Interest accrued                                                         82.2         82.4
   Overrecovered gas and fuel costs                                         32.7         29.2
   Price risk management liabilities                                        36.9         36.5
   Exchange gas payable                                                    249.5        290.8
   Current deferred revenue                                                 25.4         28.2
   Regulatory liabilities                                                   85.0         73.7
   Accrued liability for postretirement and pension benefits                75.1         56.8
   Other accruals                                                          305.1        418.0
                                                                     -----------  -----------
Total Current Liabilities                                                2,282.3      2,609.0
                                                                     -----------  -----------
OTHER LIABILITIES AND DEFERRED CREDITS
   Price risk management liabilities                                         6.3          0.2
   Deferred income taxes                                                 1,612.3      1,595.9
   Deferred investment tax credits                                          82.9         87.3
   Deferred credits                                                         59.7         72.7
   Noncurrent deferred revenue                                              92.8        113.0
   Accrued liability for postretirement and pension benefits               408.2        406.9
   Preferred stock liabilities with mandatory redemption provisions          2.4          2.4
   Regulatory liabilities and other removal costs                        1,089.7      1,061.6
   Other noncurrent liabilities                                            211.6        184.4
                                                                     -----------  -----------
Total Other                                                              3,565.9      3,524.4
                                                                     -----------  -----------

COMMITMENTS AND CONTINGENCIES                                                  -            -
                                                                     -----------  -----------
TOTAL CAPITALIZATION AND LIABILITIES                                 $  16,003.2  $  16,623.8
                                                                     ===========  ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

Six Months Ended June 30, (in millions)                                       2004         2003
------------------------------------------------------------------------   ----------    --------
OPERATING ACTIVITIES
   Net income (loss)                                                       $    248.1    $  (70.0)
   Adjustments to reconcile net income to net cash from
   continuing operations:
     Depreciation and amortization                                              253.0       249.5
     Net changes in price risk management activities                              2.7       (11.0)
     Deferred income taxes and investment tax credits                           (11.9)       15.7
     Deferred revenue                                                           (23.0)       (3.5)
     Amortization of unearned compensation                                        4.4         2.8
     Loss on sale of assets                                                       1.0         1.3
     Change in accounting                                                           -         8.8
     Income from unconsolidated affiliates                                       (0.4)       (0.7)
     Loss from sale of discontinued operations                                      -       318.0
     Loss from discontinued operations                                            3.7         4.8
     Amortization of discount/premium on debt                                     9.4         9.5
     Other                                                                       1.2         1.7
   Changes in assets and liabilities, net of effect from acquisitions of businesses:
     Restricted cash                                                              7.5        14.9
     Accounts receivable and unbilled revenue                                   377.7       183.3
     Inventories                                                                196.7        32.0
     Accounts payable                                                           (46.7)      (35.3)
     Customer deposits                                                            1.7         7.8
     Taxes accrued                                                               40.0       (21.9)
     Interest accrued                                                            (0.2)       12.6
     (Under) Overrecovered gas and fuel costs                                    47.7        93.4
     Exchange gas receivable/payable                                             25.5      (158.6)
     Other accruals                                                            (109.5)     (112.6)
     Prepayment and other current assets                                         33.9        17.8
     Regulatory assets/liabilities                                                2.9         6.6
     Postretirement and postemployment benefits                                  19.5        19.7
     Deferred credits                                                           (13.1)      (27.0)
     Deferred charges and other noncurrent assets                                (1.8)       10.1
     Other noncurrent liabilities                                                23.0        22.0
                                                                           ----------    --------
Net Cash Flows from Continuing Operations                                     1,093.0       591.7
Net Cash Flows used for Discontinued Operations                                     -      (119.9)
                                                                           ----------    --------
Net Cash Flows from Operating Activities                                      1,093.0       471.8
                                                                           ----------    --------
INVESTING ACTIVITIES
     Capital expenditures                                                      (237.7)     (237.8)
     Proceeds from disposition of assets                                          1.6        99.9
     Other investing activities                                                  (6.5)      (11.1)
                                                                           ----------    --------
Net Cash Flows used for Investing Activities                                   (242.6)     (149.0)
                                                                           ----------    --------
FINANCING ACTIVITIES
     Issuance of long-term debt                                                     -       345.3
     Retirement of long-term debt                                              (202.5)     (465.8)
     Change in short-term debt                                                 (542.0)      (53.7)
     Retirement of preferred shares                                                 -      (345.0)
     Issuance of common stock and capital contributed                             8.7       348.9
     Acquisition of treasury stock                                               (3.7)       (1.0)
     Dividends paid - common shares                                            (121.8)     (147.9)
                                                                           ----------    --------
Net Cash Flows used for Financing Activities                                   (861.3)     (319.2)
                                                                           ----------    --------
Increase (decrease) in cash and cash equivalents                                (10.9)        3.6
Cash and cash equivalents at beginning of year                                   27.3        31.1
                                                                           ----------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     16.4    $   34.7
                                                                           ==========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                                     194.3       215.7
     Interest capitalized                                                         1.2         1.7
     Cash paid for income taxes                                                  96.4       145.0
                                                                           ----------    --------

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                            Three Months         Six Months
                                                           Ended June 30,      Ended June 30,
                                                         -----------------   -----------------
 (in millions)                                           2004       2003       2004     2003
------------------------------------------------------  -------   --------   --------  -------
Net Income (Loss)                                       $  34.6   $ (324.9)  $  248.1  $ (70.0)
   Other comprehensive income, net of tax
     Foreign currency translation adjustment                  -        0.6        0.7      1.5
     Net unrealized gains (losses) on cash flow hedges     (1.5)      17.0        8.5     25.3
     Net gain (loss) on available for sale securities      (1.0)       2.0        0.5        -
                                                        -------   --------   --------  -------
   Total other comprehensive income (loss), net of tax     (2.5)      19.6        9.7     26.8
                                                        -------   --------   --------  -------
Total Comprehensive Income (Loss)                       $  32.1   $ (305.3)  $  257.8  $ (43.2)
                                                        -------   --------   --------  -------

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

2.    DILUTED AVERAGE COMMON SHARES COMPUTATION

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average shares outstanding for diluted EPS are impacted by the incremental effect of the various long-term incentive compensation plans and the forward equity contracts associated with the Stock Appreciation Income Linked Securities(SM) (SAILS(SM)), and through February 18, 2003, Corporate Premium Income Equity Securities (Corporate PIES). Effective February 19, 2003, the forward equity contracts related to the Corporate PIES were settled as prescribed in the agreements. As a result of the settlement,
13.1 million common shares were issued and are reflected in basic average common shares. In the 2003 period, the SAILS(SM) were anti-dilutive and therefore not included in the calculation.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

                                                                 Three Months         Six Months
                                                                Ended June 30,      Ended June 30,
                                                               -----------------   -----------------
(in thousands)                                                  2004      2003      2004      2003
------------------------------------------------------------   -------   -------   -------   -------
Denominator
   Basic average common shares outstanding                     262,543   261,259   262,414   257,573
   Dilutive potential common shares
     Nonqualified stock options                                    118        75       166        64
     Shares contingently issuable under employee stock plans     1,182     1,313     1,182     1,313
     SAILS(SM)                                                      40         -       187         -
     Shares restricted under employee stock plans                  581       491       636       553
                                                               -------   -------   -------   -------
Diluted Average Common Shares                                  264,464   263,138   264,585   259,503
                                                               -------   -------   -------   -------


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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

                                                                       Three Months         Six Months
                                                                      Ended June 30,      Ended June 30,
                                                                      ---------------     ---------------
($ in millions, except per share data)                                2004      2003      2004      2003
------------------------------------------------------------------    ----     ------     -----     -----
NET INCOME (LOSS)
   As reported                                                        34.6     (324.9)    248.1     (70.0)
   Add:     Stock-based employee compensation expense
            included in reported net income, net of related
            tax effects                                                1.5        1.0       2.8       2.3
   Less:    Total stock-based employee compensation expense
            determined under the fair value method for all awards,
            net of tax                                                (3.1)      (2.6)     (6.0)     (5.6)
                                                                      ----     ------     -----     -----
   Pro forma                                                          33.0     (326.5)    244.9     (73.3)
                                                                      ----     ------     -----     -----

EARNINGS PER SHARE
   Basic    - as reported                                             0.13      (1.24)     0.95     (0.27)
            - pro forma                                               0.13      (1.25)     0.93     (0.28)
   Diluted  - as reported                                             0.13      (1.23)     0.94     (0.27)
            - pro forma                                               0.12      (1.24)     0.93     (0.28)
                                                                      ----     ------     -----     -----

4.    REGULATORY MATTERS

Through October 2004, Columbia Gas of Ohio, Inc. (Columbia of Ohio) is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's CHOICE(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and (3) allow Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-system sales. The order allows Columbia of Ohio to record post-in-service carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant.

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the PUCO for rehearing on the components which have been modified. That same day the Office of the Ohio Consumers' Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

On May 5, 2004 the PUCO issued an order on rehearing, in which it denied the OCC's motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008;
(2) restored the marketers' responsibility for 75% of CHOICE(R) costs; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue equally with the customers when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties.

In a letter docketed on May 12, 2004, Columbia of Ohio and the other signatory parties to the stipulation accepted the PUCO's modifications. On May 14, 2004, the OCC filed a Second Application for Rehearing. In the pleading, the OCC argued that the joint applicants did not meet the statutory requirements for an application for rehearing, and thus the PUCO's order on rehearing granting rehearing was unlawful. The OCC also argued that the rehearing was the result of exclusionary settlement negotiations. The OCC continued to disagree with the PUCO's treatment of off-system sales and capacity release revenues, and post-in-service carrying charges and related deferrals.

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting, as required. On June 9, 2004, the PUCO denied the OCC's Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO's May 5, 2004 order on rehearing, which granted in part Columbia of Ohio's joint application for rehearing, and the PUCO's June 9, 2004 order, denying the OCC's Second Application for Rehearing.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. As of June 30, 2004, Columbia of Ohio has $46.9 million of uncollected accounts receivable pending future recovery.

On June 11, 2004, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) signed a settlement agreement ("Settlement Agreement") in its annual gas cost recovery proceeding with The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6.0 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism begins October 1, 2004 and ends on September 30, 2006.

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment (GCA) mechanism for Northern Indiana Public Service Company (Northern Indiana). Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's GCA factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana's GCA4 annual demand filing, covering the period November 1, 2002 through October 31, 2003, was made on August 29, 2002 and approved by the IURC for implementation as interim rates, subject to refund effective November 1, 2002. The Indiana Office of Utility Consumer Counselor (OUCC) filed testimony indicating that some gas costs, for the month of March 2003, should not be recovered. On September 10, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

Northern Indiana's GCA5 annual demand filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003 and approved by the IURC for implementation as interim rates, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. A hearing was held before the IURC on July 18, 2004 in support of the settlement. Among the settlement agreement's provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval. This refund is the resolution of issues similar to those from March 2003. An additional provision of the agreement was to extend the current Alternative Regulatory Procedure (ARP), including Northern Indiana's gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005. An order approving the settlement is expected in the third quarter of 2004. Negotiations are in progress to extend the ARP past March 31, 2005.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's Federal Energy Regulatory Commission (FERC)-approved tariff. One of the new categories of charges,
Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004 the IURC issued an order which denied Northern Indiana's request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana has taken a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $2.8 million annually. Northern Indiana is currently evaluating the IURC order to determine whether an appeal will be filed.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with FERC detailed tariff information, with a planned initial operation date of March 1, 2005. Northern Indiana and EnergyUSA-TPC (TPC) are actively pursuing roles in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana and TPC conduct their electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana or TPC.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. This negotiated cap agreement is subject to continuing negotiations. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) returns to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating units, which includes the Mitchell Station. Northern Indiana has requested proposals from outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February 2004, the City of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking valuation of the Mitchell Station and determination of the terms and conditions under which the City of Gary would acquire the Mitchell Station. The procedural schedule for the City of Gary has been set, and Northern Indiana has filed its Prepared Direct Testimony, stating that Northern Indiana has no current plans to restart the Mitchell Station.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

On May 25, 2004 Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana's retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. Northern Indiana's direct testimony is due to be filed by August 6, 2004. The hearing is set for the fourth quarter of 2004.

On July 9, 2004 a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO's implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO's implementation of standard market design mechanisms, such as the MISO's proposed real-time and day-ahead energy markets.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana's latest ECRM filing (ECR-3) was for capital expenditures of $194.1 million, and was made simultaneous with its first EERM filing (EER-1) for $1.9 million. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million. The ECRM revenues amounted to $7.5 million for the six months ended June 30, 2004, and $12.6 million from inception to date, while EERM revenues were $0.3 for the first half of 2004.

5.    RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group (Columbia). The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

For all of the restructuring plans, a total of approximately 1,600 management, professional, administrative and technical positions have been identified for elimination. As of June 30, 2004, approximately 1,560 employees were terminated, of whom 1 employee and 10 employees were terminated during the quarter and six months ended June 30, 2004, respectively. As of June 30, 2004 and December 31, 2003, the consolidated balance sheets reflected liabilities of $16.6 million and $19.5 million related to the restructuring plans, respectively. During the quarter and six months ended June 30, 2004, $1.2 million and $2.8 million in payments were made, respectively, in association with the restructuring plans and a $0.6 million net decrease and $0.1 million net increase, respectively, to the restructuring liability was recorded mainly to adjust for facility exit costs. Of the remaining restructuring liability, $13.0 million is related to facility exit costs.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

6.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In May 2004, Columbia Gas Transmission Corporation (Columbia Transmission) identified certain facilities as being non-core to the operation of the pipeline system. As a result, Columbia Transmission is in the process of selling these facilities to third parties. NiSource has accounted for the assets of these facilities, with a net book value of approximately $14.2 million, as assets held for sale.

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

On August 29, 2003, NiSource sold its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER), to a subsidiary of Triana Energy Holdings (Triana). Under the CER sales agreement, Triana , an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), purchased all of the stock of CER for $330.0 million, plus the assumption of obligations to deliver approximately
94.0 billion cubic feet of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. Approximately $220.0 million of after-tax cash proceeds from the sale were used to reduce NiSource's debt. In addition, a $213.0 million liability related to the forward sales contracts was removed from the balance sheet. On January 28, 2003, NiSource's former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York for approximately $95.0 million. NiSource has accounted for CER as discontinued operations and has adjusted all periods presented accordingly.

During 2002, NiSource decided to exit the telecommunications business. The results of operations related to Columbia Transmission Communications Corporation (Transcom) were displayed as discontinued operations on NiSource's consolidated income statement and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the consolidated balance sheets. On September 15, 2003, NiSource's subsidiary Columbia sold 100% of its shares in Transcom.

Results from discontinued operations of CER (including the New York State properties), the six PEI subsidiaries and Transcom are provided in the following table:

                                          Three Months           Six Months
                                         Ended June 30,        Ended June 30,
                                        -----------------    ------------------
($ in millions)                          2004      2003       2004       2003
-------------------------------------   ------    -------    ------    --------
REVENUES FROM DISCONTINUED OPERATIONS   $    -    $  52.6    $    -    $  112.1
                                        ------    -------    ------    --------

Loss from discontinued operations         (0.7)      (5.2)     (5.7)       (6.0)
Income taxes                                 -       (3.8)     (2.0)       (1.2)
                                        ------    -------    ------    --------
NET LOSS FROM DISCONTINUED OPERATIONS   $ (0.7)   $  (1.4)   $ (3.7)   $   (4.8)
                                        ------    -------    ------    --------

The assets held for sale and assets of discontinued operations were net property, plant, and equipment of $20.7 million at June 30, 2004 and December 31, 2003.

7.    RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133.)

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

HEDGING ACTIVITIES. The activity for the second quarter and six months ended June 30, 2004 and June 30, 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                                                                 Three Months            Six Months
                                                                Ended June 30,         Ended June 30,
                                                              -------------------    -------------------
(in millions, net of tax)                                       2004       2003        2004       2003
-----------------------------------------------------------   --------    -------    --------    -------
Net unrealized gains on derivatives qualifying as cash flow
   hedges at the beginning of the period                      $  101.7    $  76.1    $   91.7    $  67.8

Unrealized hedging gains arising during the period on
    derivatives qualifying as cash flow hedges                     7.3       21.7        28.6       31.4

Reclassification adjustment for net gain included in net
income                                                            (8.8)      (4.7)      (20.1)      (6.1)
                                                              --------    -------    --------    -------
Net unrealized gains on derivatives qualifying as cash flow
 hedges at the end of the period                              $  100.2    $  93.1    $  100.2    $  93.1
                                                              --------    -------    --------    -------

Unrealized gains and losses on NiSource's hedges were recorded as price risk management assets and liabilities along with unrealized gains on NiSource's marketing and trading portfolios. The accompanying consolidated balance sheets reflected price risk management assets related to unrealized gains on hedges of $166.4 million and $165.6 million at June 30, 2004 and December 31, 2003, respectively, of which $56.2 million and $51.3 million were included in "Current Assets" and $110.2 million and $114.3 million were included in "Other Assets." Price risk management liabilities related to unrealized losses on hedges (and net option premiums) were $14.7 million and $9.5 million at June 30, 2004 and December 31, 2003, respectively, of which $8.7 million and $9.3 million were included in "Current Liabilities" and $6.0 million and $0.2 million were included in "Other Liabilities and Deferred Credits."

During the second quarter 2004, no amounts were recognized in earnings due to the change in value of certain derivative instruments, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the second quarter, NiSource reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $27.8 million, net of tax.

In addition, Northern Indiana and Bay State Gas Company engage in writing options that potentially obligate them to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The consolidated balance sheets reflected $1.2 million and $1.2 million of price risk management assets associated with the programs at June 30, 2004 and December 31, 2003, respectively. In addition, the consolidated balance sheets reflected $0.6 million and $0.5 million of price risk management liabilities associated with the programs at June 30, 2004 and December 31, 2003, respectively.

For regulatory incentive purposes, the Columbia distribution companies, comprised of Columbia Gas of Kentucky, Inc., Columbia Gas of Maryland, Inc., Columbia Gas of Ohio, Inc., Columbia Gas of Pennsylvania, Inc., and Columbia Gas of Virginia, Inc. enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The consolidated balance sheets reflected $1.2 million and $3.3 million of price risk management liabilities associated with the programs at June 30, 2004 and December 31, 2003, respectively.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

On May 12, 2004, Columbia terminated fixed-to-variable interest rate swap agreements in a notional amount of $663.0 million with five counterparties. Columbia received an aggregate settlement payment of $1.8 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

On May 12, 2004, NiSource entered into fixed-to-variable interest rate swap agreements in a notional amount of $660.0 million with six counterparties having a 6 1/2-year term. NiSource will receive payments based upon a fixed 7.875% interest rate and pay a floating interest amount based on U.S. 6-month British Banker Association (BBA) LIBOR plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on May 15, 2009 at mid-market.

MARKETING AND TRADING ACTIVITIES. The operations of TPC primarily involve commercial and industrial gas sales and power trading.

In April 2003, the gas-related activities (physical commodity sales to commercial and industrial customers) that had been classified as derivatives were considered to fall within the normal purchase and sale exception under SFAS No. 133. Therefore, all gas-related derivatives used to offset the physical obligations necessary to fulfill these commodity sales were designated as cash flow hedges.

The fair market values of NiSource's power trading assets and liabilities were $28.6 million and $26.7 million, respectively, at June 30, 2004 and $21.9 million and $23.4 million, respectively, at December 31, 2003.

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

FASB STAFF POSITION (FSP) NO. FAS 106-2 -- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003 (FSP 106-2). (SUPERSEDES FSP 106-1-- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. FSP 106-2 is effective for fiscal interims beginning after June 15, 2004. NiSource previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-2, and will adopt FSP 106-2 in the third quarter of 2004. NiSource is currently evaluating the impact of FSP 106-2 and believes the impact will not be significant, since NiSource has a restrictive cap on its retiree post age-65 drug coverage plans.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

9.    LEGAL PROCEEDINGS

In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource's consolidated financial position. Please see Item 1, Part II, "Legal Proceedings," contained herein for more specific information regarding current legal matters.

10.   ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table displays the components of Accumulated Other Comprehensive Loss, which is included in "Common Stock Equity," on the consolidated balance sheets.

                                                     JUNE 30,       December 31,
(in millions)                                          2004            2003
-----------------------------------------------     ----------      ------------
Foreign currency translation adjustment             $        -      $       (0.7)
Net unrealized gains on cash flow hedges                 100.2              91.7
Loss on available for sale securities                     (1.3)             (1.8)
Minimum pension liability adjustment                    (150.2)           (150.2)
                                                    ----------      ------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET     $    (51.3)      $     (61.0)
                                                    ----------      ------------

As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at June 30, 2004 and the years in which they expire are:

11.   GUARANTEES AND INDEMNITIES

(in millions)                        Total        2004        2005         2006       2007       2008       After
-------------------------------    ----------    -------    ---------    --------    ------    --------    ---------
Guarantees of subsidaries debt     $  3,843.1    $   2.7    $ 1,183.2    $  293.1    $ 32.4    $    8.7    $ 2,323.0
Guarantees supporting commodity
   transactions of subsidiaries       1,389.9      219.7        252.3       669.2      35.1        54.0        159.6
Other guarantees                        373.9          -         51.1           -         -        10.1        312.7
Lines of credit                         143.5      143.5            -           -         -           -            -
Letters of credit                       119.5        1.2         19.2         1.9       1.0        96.2            -
                                   ----------    -------    ---------    --------    ------    --------    ---------
Total commercial commitments       $  5,869.9    $ 367.1    $ 1,505.8    $  964.2    $ 68.5    $  169.0    $ 2,795.3
                                   ----------    -------    ---------    --------    ------    --------    ---------

NiSource has guaranteed the payment of $3.8 billion of debt for various wholly-owned subsidiaries including Whiting Leasing LLC, NiSource Finance Corp. (NiSource Finance), and through a support agreement, NiSource Capital Markets, Inc. Other than debt associated with the former PEI subsidiaries that were sold, the debt is reflected on NiSource's consolidated balance sheet. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt's principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. NiSource Finance also maintains lines of credit with financial institutions. At June 30, 2004, the amount outstanding under the lines of credit and guaranteed by NiSource amounted to $143.5 million. Additionally, NiSource has issued guarantees, which support up to approximately $1.4 billion of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

NiSource has issued standby letters of credit of approximately $119.5 million through financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under covered contracts, the beneficiary may present its claim for payment to the financial institution, which will in turn request payment from NiSource.

NiSource has purchase and sales agreement guarantees totaling $137.5 million, which guarantee performance of the seller's covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the consolidated balance sheet.

Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy, Inc. (Whiting Clean Energy). The total of the outstanding debt guaranteed for Whiting Clean Energy at June 30, 2004 was $325.6 million. As of June 30, 2004, approximately $302.8 million of debt related to Whiting Clean Energy was included in NiSource's consolidated balance sheet.

NiSource retains certain operational and financial guarantees with respect to the former PEI subsidiaries and CER. NiSource has retained guarantees of $153.6 million as of June 30, 2004 of debt outstanding related to three of the former PEI projects. In addition, NiSource has retained several operational guarantees related to the former PEI subsidiaries. These operational guarantees are related to environmental compliance, inventory balances, employee relations, and a residual future purchase guarantee. The fair value of the guarantees was determined to be $11.1 million and a portion of the net proceeds in the sale amount were assumed allocated to the guarantees as prescribed by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45).

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

Immediately after the closing of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330.0 million, approximately $200.0 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500.0 million revolving credit facility. NiSource believes that the combination of Triana's proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $221.0 million of further commitments to Triana from MSCP, adequately offset any risk of losses that may be incurred by NiSource due to Triana's non-performance under the Mahonia agreements. Accordingly, NiSource has not recognized a liability related to the retention of the Mahonia guarantees.

12.   PENSION AND OTHER POSTRETIREMENT BENEFITS

NiSource used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. NiSource expects to make contributions of $16.7 million to its pension plans and $50.4 million to its postretirement medical and life plans in 2004.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

The following table provides the components of the plans' net periodic benefits cost (benefit) for the second quarter and six months ended June 30, 2004 and June 30, 2003:

                                                   PENSION BENEFITS               OTHER BENEFITS
                                               ------------------------      ------------------------
Three months ended June 30, (in millions)           2004           2003           2004          2003
------------------------------------------     ---------      ---------      ---------      --------
NET PERIODIC COST
   Service cost                                $     9.8      $     8.8      $     2.2      $    1.8
   Interest cost                                    31.7           32.8            9.9           9.1
   Expected return on assets                       (39.3)         (35.4)          (3.5)         (2.6)
   Amortization of transitional obligation             -            1.4            2.9           2.9
   Amortization of prior service cost                2.4            2.1            0.2             -
   Recognized actuarial (gain) loss                  4.5            6.4            0.7          (0.9)
                                               ---------      ---------      ---------      --------
NET PERIODIC BENEFITS COST                     $     9.1      $    16.1      $    12.4      $   10.3
                                               ---------      ---------      ---------      --------

                                                   PENSION BENEFITS               OTHER BENEFITS
                                               ------------------------      ------------------------
Six months ended June 30, (in millions)          2004           2003           2004           2003
------------------------------------------     ---------      ---------      ---------      ---------
NET PERIODIC COST
   Service cost                                $    19.6      $    17.6      $     4.4      $     3.6
   Interest cost                                    63.4           65.6           19.8           18.2
   Expected return on assets                       (78.6)         (70.8)          (7.0)          (5.2)
   Amortization of transitional obligation             -            2.8            5.8            5.8
   Amortization of prior service cost                4.8            4.2            0.4              -
   Recognized actuarial (gain) loss                  9.0           12.8            1.4           (1.8)
                                               ---------      ---------      ---------      ---------
NET PERIODIC BENEFITS COST                     $    18.2      $    32.2      $    24.8      $    20.6
                                               ---------      ---------      ---------      ---------

13.   SALE OF TRADE RECEIVABLES

On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300.0 million of accounts receivable under the agreement. The agreements, which replaced prior similar agreements, expire in May 2005, but can be automatically renewed if mutually agreed to by both parties. As of June 30, 2004, $164.8 million of accounts receivable had been sold by CORC.

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004. As of June 30, 2004, NRC had sold $135.6 million of accounts receivable.

14.   BUSINESS SEGMENT INFORMATION

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

NiSource's operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana and engages in electric wholesale and wheeling transactions. The Other Operations segment primarily includes gas marketing, power marketing and trading and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems.

The following tables provide information about NiSource's business segments. NiSource uses operating income (loss) as its primary measurement for each of the reporting segments and makes decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market prices, regulated prices or at levels provided for under contractual agreements. Operating income (loss) is derived from revenues and expenses directly associated with each segment.

                                      Three Months                   Six Months
                                     Ended June 30,                 Ended June 30,
                                -------------------------     --------------------------
(in millions)                          2004          2003            2004           2003
----------------------------    -----------     ---------     -----------     ----------
REVENUES
GAS DISTRIBUTION
Unaffiliated                    $     702.1     $   653.9     $   2,560.3     $  2,604.1
Intersegment                            0.9           4.9             4.0           14.3
                                -----------     ---------     -----------     ----------
Total                                 703.0         658.8         2,564.3        2,618.4
                                -----------     ---------     -----------     ----------
GAS TRANSMISSION AND STORAGE
Unaffiliated                          133.3         141.9           300.2          304.8
Intersegment                           61.4          53.4           131.3          126.5
                                -----------     ---------     -----------     ----------
Total                                 194.7         195.3           431.5          431.3
                                -----------     ---------     -----------     ----------
ELECTRIC OPERATIONS
Unaffiliated                          263.8         255.9           519.6          511.8
Intersegment                            3.6           3.5             8.7           10.4
                                -----------     ---------     -----------     ----------
Total                                 267.4         259.4           528.3          522.2
                                -----------     ---------     -----------     ----------
OTHER
Unaffiliated                          136.5          82.3           320.3          213.4
Intersegment                            9.1          10.4            14.2           23.7
                                -----------     ---------     -----------     ----------
Total                                 145.6          92.7           334.5          237.1
                                -----------     ---------     -----------     ----------
Adjustments and eliminations          (65.7)        (65.0)         (140.4)        (143.2)
                                -----------     ---------     -----------     ----------
CONSOLIDATED REVENUES           $   1,245.0     $ 1,141.2     $   3,718.2     $  3,665.8
                                -----------     ---------     -----------     ----------

OPERATING INCOME (LOSS)
Gas Distribution                $      15.1     $    56.8     $     300.1     $    371.0
Gas Transmission and Storage           73.5          87.3           184.9          198.6
Electric                               82.0          64.1           140.8          116.7
Other                                  (8.1)        (10.4)          (26.3)         (24.3)
Corporate                              (5.0)        (22.0)            0.6          (13.8)
                                -----------     ---------     -----------     ----------
CONSOLIDATED OPERATING INCOME   $     157.5     $   175.8     $     600.1     $    648.2
                                -----------     ---------     -----------     ----------

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

                               CONSOLIDATED REVIEW

EXECUTIVE SUMMARY

NiSource generates nearly all of its net revenue through the sale, distribution, and transmission and storage of natural gas and the generation, transmission and distribution of electricity, which are rate regulated. A significant portion of NiSource's operations, most notably in the gas distribution, gas transportation and electric businesses, is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, and the cooling season, which is primarily from June through September, net revenues from gas and electric sales and transportation services are more significant than in other months.

For the second quarter of 2004, income from continuing operations was $35.3 million, or $0.13 per share, while for the six months ended June 30, 2004, NiSource reported income from continuing operations of $251.8 million, or $0.96 per share. This compares to income from continuing operations of $39.3 million, or $0.15 per share, for the year-ago quarter and income from continuing operations of $261.6 million, or $1.02 per share for the period ended June 30, 2003. Warmer weather during the crucial winter heating season, as compared to the period a year ago, partially offset by a reduced estimate of property tax expense, were the primary factors affecting NiSource's second quarter and year-to-date results for 2004. Additionally, continued actions to reduce debt have resulted in significant improvements to NiSource's balance sheet and reduced interest expense. All per share amounts are basic earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

The second quarter of 2004 was marked by many key factors that contributed to our results. Weather in the markets served by NiSource's natural gas utility and pipeline companies was approximately 10 percent warmer than normal and 11 percent warmer compared with the year-ago period. In addition, both this quarter and the second quarter of 2003 reflect lower interruptible transmission service revenues than those that have been historically realized by NiSource's pipeline business. Management has evaluated operational and market conditions, and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. Also, with a reduction in the company's debt and lower average long-term borrowing rates, interest expense for the second quarter of 2004 decreased by $15.2 million, or 13.2 percent, compared with the year-ago period. NiSource continues to improve its capital structure, with a total debt to total capitalization ratio of 57 percent, compared with 60 percent at year-end 2003. The decrease in the total debt to total capitalization ratio from December 31, 2003 is a result of a seasonal reduction in short-term debt due to lower working capital requirements.

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

RESULTS OF OPERATIONS
THE QUARTER ENDED JUNE 30, 2004

Net Income

NiSource reported net income of $34.6 million, or $0.13 per share, for the three months ended June 30, 2004, compared to a net loss of $324.9 million, or $1.24 loss per share, for the second quarter 2003. Operating income was $157.5 million, a decrease of $18.3 million from the same period in 2003. NiSource's net income reflects the impact of the discontinued operations, a $364.2 million loss in the second quarter of 2003, which included the sale of Columbia Energy Resources (CER) and all of the steel-industry-related, inside-the-fence project entities of PEI Holdings, Inc. ( PEI). All per share amounts are basic earnings per share.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2004, were $616.1 million, a $25.7 million decrease from the same period last year. The decrease in gas net revenues was primarily a result of reduced residential and commercial natural gas sales and deliveries of approximately $6.0 million due to warmer weather, and lower non-traditional revenue amounting to $6.1 million during the second quarter of 2004 compared with the same period in 2003. In addition, transmission and storage net revenues decreased by $4.4 million due to a reduction in interruptible service revenues primarily due to lower throughput, which were partially offset by an increase in demand charge revenues. The reduction in gas distribution revenue and transmission and storage revenue were partially offset by a $6.8 million increase in electric net revenue for the 2004 quarter, which was due to greater customer usage and favorable weather. The comparable 2003 period was also favorably impacted by adjustments for gas costs associated with certain customers of about $14.3 million.

Expenses

Operating expenses for the second quarter 2004 were $458.6 million, a decrease of $7.4 million from the 2003 period. The second quarter of 2004 was favorably impacted by litigation settlements of $3.3 million and an adjustment of insurance reserves of $5.8 million. These 2004 benefits compared to 2003 benefits that included insurance adjustments and recoveries of $13.1 million and the reversal of a litigation reserve upon settlement amounting to $6.6 million. Taking into consideration these items impacting both 2004 and 2003 operation and maintenance expenses, quarter-over-quarter, baseline operation and maintenance expenses were essentially flat. Other taxes expense for the second quarter 2004 was $19.5 million lower than the second quarter of 2003 mainly as a result of reducing an accrual for estimated property tax expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)

Interest expense, net was $99.6 million for the quarter, a decrease of $15.3 million compared to the second quarter 2003. The decrease was the result of a quarter-over-quarter reduction in debt balances along with lower average long-term borrowing rates attributable to debt refinancings completed during 2003.

Income Taxes

Income tax expense for the second quarter 2004 was $22.1 million, a decrease of $4.3 million compared to the 2003 period, due to lower pre-tax income.

Discontinued Operations

The after-tax loss from discontinued operations was $0.7 million for the second quarter 2004 versus an after-tax loss from discontinued operations of $364.2 million in the second quarter of 2003. The current quarter after-tax loss from discontinued operations is a result of residual liabilities associated with the sale of NiSource's exploration and production subsidiary, CER, in August 2003. For the comparable quarter in 2003, the after-tax loss of $362.8 million was related to the sales of CER, and all of the steel-industry-related, inside-the-fence project entities of its subsidiary PEI. NiSource accounted for the CER and PEI subsidiaries as discontinued operations as of June 30, 2003.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004

Net Income

NiSource reported net income of $248.1 million, or $0.95 per share, for the six months ended June 30, 2004, compared to a net loss of $70.0 million, or $0.27 loss per share, for the first six month of 2003. Operating income was $600.1 million, a decrease of $48.1 million from the same period in 2003. NiSource's net income reflects the impact of the discontinued operations sales, a $318.0 million loss in the second quarter of 2003, which included CER and all of the steel-industry-related, inside-the-fence project entities of PEI. All per share amounts are basic earnings per share.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2004, were $1,608.1 million, a $63.4 million decrease from the same period last year. The decrease in gas net revenues was primarily a result of reduced residential and commercial natural gas sales and deliveries due to warmer weather of approximately $22.6 million, reduced revenue from cost trackers of $13.6 million and lower non-traditional revenue amounting to $9.2 million during the first half of 2004 compared with the same period in 2003. Both the six-months ended June 30, 2004, and the six-months ended June 30, 2003, reflect lower interruptible transmission service revenues than those that have been historically realized, driving a $3.1 million decrease in transmission net revenue. Management has evaluated operational and market conditions, and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. The reduction in gas distribution revenue and transmission revenue was partially offset by a $16.8 million increase in electric net revenue for the first six months of 2004, which was due to greater customer usage and favorable weather. The comparable 2003 period was also favorably impacted by adjustments for gas costs associated with certain customers.

Expenses

Operating expenses for the first six months of 2004 were $1,008.0 million, a decrease of $15.3 million from the 2003 period. Other taxes expense for the first half of 2004 was $24.6 million lower than the first half of 2003 mainly as a result of reducing an accrual for estimated property tax expense. Operation and maintenance expenses for the first half of 2004 were $6.1 million higher than they were in first half of 2003. The six months ended June 30, 2004, benefited from the reversal of a reserve upon settlement of a lawsuit of $14.3 million and the adjustment of insurance reserves of $5.1 million, and was reduced by the write-down of a regulatory asset amounting to $8.6 million. The comparable 2003 period was favorably impacted by insurance adjustments and recoveries of $13.1 million and the reversal of litigation reserves upon the settlement of lawsuits amounting to $19.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)

Interest expense, net was $202.3 million for the first six months of 2004 compared to $237.9 million for the first six months of last year. This decrease of $35.6 million was mainly due to a reduction in short-term debt balances and lower average long-term borrowing rates attributable to debt refinancings completed during 2003.

Income Taxes

Income tax expense for the first six months of 2004 was $147.7 million, a decrease of $6.2 million compared to the 2003 period, due to lower pre-tax income.

Discontinued Operations

The after-tax loss from discontinued operations was $3.7 million for the six months ended June 30, 2004 versus an after-tax loss from discontinued operations of $322.8 million for the comparable 2003 period. The current period's after-tax loss from discontinued operations is a result of residual liabilities associated with the sale of CER in August 2003. For the six months ended June 30, 2003 the after-tax loss of $362.8 million was related to the sales of CER, and all of the steel-industry-related, inside-the-fence project entities of PEI.

Change in Accounting

The change in accounting in the first half of 2003 of $8.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

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

Net cash from continuing operations for the six months ended June 30, 2004 was $1,093.0 million. Net cash from continuing operations increased $501.3 million from the comparable period a year-ago, mainly as a result of increased cash flow from working capital. The increase in cash flow from working capital was $540.9 million, driven largely by increased factoring of accounts receivable through the expanded accounts receivable sales agreements, decreased gas inventories and the timing of the recovery of gas and fuel costs.

During July 2004, NiSource redeemed $32.0 million of Northern Indiana Public Service Company (Northern Indiana) medium-term notes, with an average interest rate of 6.53%.

During April 2004, NiSource redeemed $80.0 million of NiSource Capital Markets, Inc. medium-term notes, with an average interest rate of 7.39%.

During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes and Bay State Gas Company redeemed $10.0 million of its medium-term notes, with an average interest rate of 7.49% and 7.63%, respectively. The associated redemption premium was $4.6 million, of which $4.2 million was charged to expense and $0.4 million was recorded as a regulatory asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Credit Facilities

During March 2004, NiSource obtained a new $500 million 364-day credit facility and a $750 million 3-year credit facility with a syndicate of banks led by Barclays Capital. The new facilities replaced an expiring $1.25 billion credit facility. NiSource had outstanding credit facility advances of $143.5 million at June 30, 2004, at a weighted average interest rate of 2.3%, and advances of $685.5 million at December 31, 2003, at a weighted average interest rate of 1.82%. As of June 30, 2004 and December 31, 2003, NiSource had $114.4 million and $121.4 million of standby letters of credit outstanding, respectively. At June 30, 2004, $96.2 million of the $114.4 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank which NiSource obtained during February 2004. As of June 30, 2004, $1,088.3 million of credit was available under the credit facilities. In addition, NiSource had standby letters of credit of $5.1 million and $4.9 million as of June 30, 2004 and December 31, 2003, respectively, issued under another credit facility.

Sale of Trade Receivables

On May 14, 2004, Columbia Gas of Ohio, Inc. (Columbia of Ohio) entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300.0 million of accounts receivable under the agreement. The agreements, which replaced prior similar agreements, expire in May 2005, but can be automatically renewed if mutually agreed to by both parties. As of June 30, 2004, $164.8 million of accounts receivable had been sold by CORC.

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004. As of June 30, 2004, NRC had sold $135.6 million of accounts receivable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates. At June 30, 2004, the combined borrowings outstanding under these facilities totaled $143.5 million. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. The principal amount of such long-term debt subject to interest rate hedges at June 30, 2004 was $1,160.0 million. Based upon average borrowings under agreements subject to fluctuations in short-term market interest rates during the second quarter 2004, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $4.4 million and $9.6 million for the quarter and six months ended June 30, 2004, respectively.

On May 12, 2004, Columbia terminated fixed-to-variable interest rate swap agreements in a notional amount of $663.0 million with five counterparties. Columbia received an aggregate settlement payment of $1.8 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

On May 12, 2004, NiSource entered into fixed-to-variable interest rate swap agreements in a notional amount of $660.0 million with six counterparties having a 6 1/2-year term. NiSource will receive payments based upon a fixed 7.875% interest rate and pay a floating interest amount based on U.S. 6-month British Banker Association (BBA) LIBOR plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on May 15, 2009 at mid-market.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

The fair values of the contracts related to NiSource's trading operations, the activity affecting the changes in the fair values during the second quarter of 2004, the sources of the valuations of the contracts during 2004 and the years in which the remaining contracts mature are:

                                                                         Three Months Ended     Six Months Ended
(in millions)                                                              June 30, 2004          June 30, 2004
----------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at the beginning of the period       $                -     $           (1.5)
Contracts realized or otherwise settled during the period (including
   net option premiums received)                                                        1.1                 (1.6)
Fair value of new contracts entered into during the period                             (1.3)                (4.4)
Other changes in fair values during the period                                          2.1                  9.4
                                                                         ------------------     ----------------
Fair value of contracts outstanding at the end of the period             $              1.9     $            1.9
                                                                         ------------------     ----------------

(in millions)                             2004      2005        2006      2007     2008    After
-----------------------------------     -------   --------    -------    ------   ------   ------
Prices actively quoted                  $     -   $      -    $     -    $    -   $    -   $    -
Prices from other external sources          1.0        0.2          -         -        -        -
Prices based on models/other method         2.7       (2.0)         -         -        -        -
                                        -------   --------    -------    ------   ------   ------
Total fair values                       $   3.7   $   (1.8)   $     -    $    -   $    -   $    -
                                        -------   --------    -------    ------   ------   ------

The caption "Prices from other external sources" generally includes contracts traded on electronic exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within "Prices based on models/other method" are generally valued employing the widely used Black-Scholes option-pricing model.

Market Risk Measurement

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.2 million, $0.4 million and effectively zero, during the second quarter of 2004, respectively. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.2 million and $0.1 million during the second quarter of 2004, respectively. Prospectively, management has set the VaR limits at $2.5 million for power trading and $0.5 million for gas marketing. Exceeding the VaR limits would result in management actions to reduce portfolio risk.

Refer to "Risk Management Activities" in Note 7 of the Notes to Consolidated Financial Statements for further discussion of NiSource's risk management.

OFF BALANCE SHEET ARRANGEMENTS

NiSource has issued guarantees that support up to approximately $1.4 billion of commodity-related payments for its current subsidiaries involved in energy marketing and power trading and to satisfy requirements under forward gas sales agreements of a former subsidiary. These guarantees were provided to counterparties to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets. In addition, NiSource has other guarantees, purchase commitments, operating leases, lines of credit and letters of credit outstanding. Refer to Note 7, Risk Management Activities, and Note 11, Guarantees and Indemnities, of the Notes to Consolidated Financial Statements for further discussion of NiSource's off balance sheet arrangements.

In addition, NiSource subsidiaries have sold certain accounts receivable. NiSource's accounts receivable programs qualify for sale accounting because they meet the conditions specified in the Statement of Financial Accounting Standards
(SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. NiSource does not retain any interest in the receivables under these programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

OTHER INFORMATION

Bargaining Unit Contract

Northern Indiana reached an agreement with its bargaining unit employees to replace the contract agreements that expired May 31, 2004. The new agreements are for five years, expiring May 31, 2009.

                  RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information

NiSource's operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

                                                                     Three Months                 Six Months
                                                                     Ended June 30,              Ended June 30,
                                                                 ---------------------     -----------------------
(in millions)                                                      2004         2003           2004         2003
-------------                                                    --------     --------     ----------   ----------
NET REVENUES
   Sales Revenues                                                $  627.8     $  576.4     $  2,307.3   $  2,352.8
   Less: Cost of gas sold                                           462.0        385.3        1,742.8      1,729.3
                                                                 --------     --------     ----------   ----------
   Net Sales Revenues                                               165.8        191.1          564.5        623.5
   Transportation Revenues                                           75.2         82.4          257.0        265.6
                                                                 --------     --------     ----------   ----------
Net Revenues                                                        241.0        273.5          821.5        889.1
                                                                 --------     --------     ----------   ----------
OPERATING EXPENSES
   Operation and maintenance                                        145.7        135.4          329.0        319.2
   Depreciation and amortization                                     48.6         47.9           96.3         95.5
   Other taxes                                                       31.6         33.4           96.1        103.4
                                                                 --------     --------     ----------   ----------
Total Operating Expenses                                            225.9        216.7          521.4        518.1
                                                                 --------     --------     ----------   ----------
Operating Income                                                 $   15.1     $   56.8     $    300.1   $    371.0
                                                                 ========     ========      =========   ==========
REVENUES ($ IN MILLIONS)
   Residential                                                      335.8        378.5        1,450.9      1,555.1
   Commercial                                                       116.8        135.0          512.7        552.7
   Industrial                                                        38.0         37.1          118.7        110.5
   Transportation                                                    75.2         82.4          257.0        265.6
   Off System Sales                                                 114.5         17.4          155.3         60.6
   Other                                                             22.7          8.4           69.7         73.9
                                                                 --------     --------     ----------   ----------
Total                                                               703.0        658.8        2,564.3      2,618.4
                                                                 --------     --------     ----------   ----------
SALES AND TRANSPORTATION (MMDTH)
   Residential sales                                                 27.6         29.5          137.4        150.8
   Commercial sales                                                  11.6         12.1           53.0         58.0
   Industrial sales                                                   5.3          3.9           13.4         12.1
   Transportation                                                   112.8        103.8          300.0        286.1
   Off System Sales                                                  19.0          2.6           26.0          5.3
   Other                                                              0.1          2.0            0.1          2.2
                                                                 --------     --------     ----------   ----------
Total                                                               176.4        153.9          529.9        514.5
                                                                 --------     --------     ----------   ----------
HEATING DEGREE DAYS                                                   434          486          3,158        3,371
NORMAL HEATING DEGREE DAYS                                            483          485          3,138        3,120
% COLDER (WARMER) THAN NORMAL                                         (10%)          0%             1%           8%

CUSTOMERS
   Residential                                                                              2,303,083    2,303,356
   Commercial                                                                                 211,704      213,982
   Industrial                                                                                   5,863        5,999
   Transportation                                                                             753,654      744,324
   Other                                                                                           61           65
                                                                 --------     --------     ----------   ----------
Total                                                                   -            -      3,274,365    3,267,726
                                                                 --------     --------     ----------   ----------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Regulatory Matters

Through October 2004, Columbia of Ohio is operating under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expire in October 2004, and the amended stipulation would permit Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also: (1) extend Columbia of Ohio's CHOICE(R) program through October 2010; (2) provide Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and (3) allow Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program. However, the order limited the time period of the stipulation through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-system sales. The order allows Columbia of Ohio to record post-in-service carrying charges on plant placed in service after October 2004 and allows the deferral of property taxes and depreciation associated with such plant.

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the PUCO for rehearing on the components which have been modified. That same day the Office of the Ohio Consumers' Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004 the PUCO issued an order on rehearing, in which it denied the OCC's motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008;
(2) restored the marketers' responsibility for 75% of CHOICE(R) costs; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue equally with the customers when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties.

In a letter docketed on May 12, 2004, Columbia of Ohio and the other signatory parties to the stipulation accepted the PUCO's modifications. On May 14, 2004, the OCC filed a Second Application for Rehearing. In the pleading, the OCC argued that the joint applicants did not meet the statutory requirements for an application for rehearing, and thus the PUCO's order on rehearing granting rehearing was unlawful. The OCC also argued that the rehearing was the result of exclusionary settlement negotiations. The OCC continued to disagree with the PUCO's treatment of off-system sales and capacity release revenues, and post-in-service carrying charges and related deferrals.

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting, as required. On June 9, 2004, the PUCO denied the OCC's Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO's May 5, 2004 order on rehearing, which granted in part Columbia of Ohio's joint application for rehearing, and the PUCO's June 9, 2004 order, denying the OCC's Second Application for Rehearing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. As of June 30, 2004, Columbia of Ohio has $46.9 million of uncollected accounts receivable pending future recovery.

On June 11, 2004, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) signed a settlement agreement ("Settlement Agreement") in its annual gas cost recovery proceeding with The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6.0 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism begins October 1, 2004 and ends on September 30, 2006.

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment (GCA) mechanism for Northern Indiana Public Service Company (Northern Indiana). Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's GCA factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana's GCA4 annual demand filing, covering the period November 1, 2002 through October 31, 2003, was made on August 29, 2002 and approved by the IURC for implementation as interim rates, subject to refund effective November 1, 2002. The Indiana Office of Utility Consumer Counselor (OUCC) filed testimony indicating that some gas costs, for the month of March 2003, should not be recovered. On September 10, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor.

Northern Indiana's GCA5 annual demand filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003 and approved by the IURC for implementation as interim rates, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. A hearing was held before the IURC on July 18, 2004 in support of the settlement. Among the settlement agreement's provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval. This refund is the resolution of issues similar to those from March 2003. An additional provision of the agreement was to extend the current Alternative Regulatory Procedure (ARP), including Northern Indiana's gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005. An order approving the settlement is expected in the third quarter of 2004. Negotiations are in progress to extend the ARP past March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

All of the Columbia distribution companies presently hold long-term contracts for pipeline and storage services with its affiliate pipelines, Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gulf Transmission Company (Columbia Gulf), and a majority of those contracts expire on October 31, 2004. The Columbia distribution companies are comprised of Columbia Gas of Kentucky, Inc., Columbia Gas of Maryland, Inc., Columbia Gas of Ohio, Inc., Columbia Gas of Pennsylvania, Inc., and Columbia Gas of Virginia, Inc. Each distribution company continues to discuss its plan to renew pipeline and storage contracts with industry stakeholders to ensure the continued ability to serve the requirements of firm customers in a tightening capacity market. All contract negotiations between the distribution companies and Columbia Transmission and Columbia Gulf are expected to be resolved prior to the contracts expiring. In addition, certain contracts will be subject to the approval of the respective state regulatory agencies. On April 29, 2004, the Pennsylvania Public Utility Commission approved a request by Columbia of Pennsylvania, Inc. to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Pennsylvania's storage contracts and approximately half of its pipeline contracts will be renewed for terms of fifteen years, while the remaining pipeline contracts will be renewed on a tiered basis for terms ranging from five or ten years. Columbia of Pennsylvania, Inc. will also acquire additional capacity to meet customer requirements on peak days. In addition, on August 3, 2004, the Virginia State Corporation Commission approved a request by Columbia of Virginia, Inc. to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Virginia's storage and pipeline contracts with Columbia Transmission and Columbia Gulf will be renewed for terms of fifteen years.

Environmental Matters

In January of 2004, Northern Indiana and Kokomo Gas and Fuel Company signed a multi-site Voluntary Remediation Program Order addressing 14 former manufactured gas plant sites with the Indiana Department of Environmental Management. Northern Indiana Fuel and Light Company, Inc. expects to enter into a similar agreement for an additional site. Previously Northern Indiana, together with other potentially responsible parties, had entered into similar agreements with the Indiana Department of Environmental Management for 11 additional sites, for which Northern Indiana is required to investigate, and to the extent necessary, clean up.

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

Weather in the Gas Distribution Operation's territories for the second quarter of 2004 was 10% warmer than normal and 11% warmer than the second quarter of 2003.

For the first six months of 2004, weather was 1% colder than normal. However, the first six months of 2004 was still 6% warmer than the first six months of 2003.

Throughput

Total volumes sold and transported of 176.4 million dekatherms (MMDth) for the second quarter of 2004 increased 22.5 MMDth from the same period last year primarily due to increased lower margin off-system sales, partially offset by reduced residential and commercial sales as a result of warmer weather.

For the six month period ended June 30, 2004, total volumes sold and transported were 529.9 MMDth, an increase of 15.4 MMDth from the same period in 2003 primarily reflecting increased off-system sales and transportation in the first half of 2004 compared to the first half of 2003, partly offset by a reduction of residential and commercial sales.

Net Revenues

Net revenues for the three months ended June 30, 2004 were $241.0 million, a decrease of $32.5 million from the same period in 2003. The decrease in net revenues was primarily a result of reduced residential and commercial sales of $6.0 million due to warmer weather and reduced non-traditional revenue of $6.1 million in the 2004 period, while the 2003 period was favorably affected by adjustments recorded for gas costs associated with certain customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

For the six month period ended June 30, 2004, net revenues were $821.5 million, a $67.6 million decrease from the same period in 2003, largely due to reduced residential and commercial sales as a result of warmer weather of $22.7 million, lower cost tracker and gross receipts tax revenues of $13.6 million that are generally offset in operating expenses, and lower non-traditional revenues.

Operating Income

For the second quarter of 2004, Gas Distribution Operations reported operating income of $15.1 million, a decrease of $41.7 million from the same period in 2003. The decrease was mainly attributable to lower net revenue of $32.5 million discussed above and increased operating expenses due primarily to insurance refunds and adjustments of $8.9 million in the 2003 period and a revised allocation methodology of corporate employee and administrative cost of $4.8 million that lowered expenses in the 2003 period, partially offset by the reversal of certain claims reserves in the 2004 period. In addition, Other taxes was impacted by a reduction of an accrual for estimated property tax expense of $4.7 million, offset by a $5.0 million increase in sales tax accrual during the 2004 period.

Operating income for the first six months of 2004 totaled $300.1 million, a $70.9 decrease compared to the same period in 2003 largely due to lower net revenues of $67.6 million discussed above. In addition, operating expenses increased slightly, due to increased employee and administrative expenses, insurance refunds and adjustments of $5.2 million in the 2003 period and an adjustment to change the allocation of corporate employee and administrative expenses of $4.8 million in the 2003 period, reduced by lower cost tracker and gross receipts tax offset in revenues. In addition, other taxes was impacted by a reduction of an accrual for estimated property tax expense of $4.7 million, offset by a $5.0 million increase in sales tax accrual during the 2004 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

                                       Three Months              Six Months
                                      Ended June 30,            Ended June 30,
                                  ---------------------     ---------------------
(in millions)                       2004         2003         2004         2003
------------------------------    --------     --------     --------     --------
OPERATING REVENUES
   Transportation revenues        $  148.4     $  148.0     $  336.7     $  335.0
   Storage revenues                   44.5         44.6         89.7         89.3
   Other revenues                      1.8          2.7          5.1          7.0
                                  --------     --------     --------     --------
Total Operating Revenues             194.7        195.3        431.5        431.3
Less: Cost of gas sold                 6.5          2.7         10.4          7.1
                                  --------     --------     --------     --------
Net Revenues                         188.2        192.6        421.1        424.2
                                  --------     --------     --------     --------
OPERATING EXPENSES
   Operation and maintenance          71.1         63.3        149.4        141.2
   Depreciation and amortization      29.4         27.7         57.7         55.6
   Loss on sale of assets              0.3          0.2          0.3          0.2
   Other taxes                        13.9         14.1         28.8         28.6
                                  --------     --------     --------     --------
Total Operating Expenses             114.7        105.3        236.2        225.6
                                  --------     --------     --------     --------
Operating Income                  $   73.5     $   87.3     $  184.9     $  198.6
                                  ========     ========     ========     ========

THROUGHPUT (MMDTH)
Columbia Transmission
   Market Area                       168.4        171.5        575.3        606.3
Columbia Gulf
   Mainline                          140.6        173.7        300.6        353.7
   Short-haul                         20.9         29.3         47.9         58.6
Columbia Pipeline Deep Water           4.3          1.9          8.7          3.4
Crossroads Gas Pipeline                9.8          8.4         20.5         16.1
Granite State Pipeline                 5.7          6.6         19.6         21.0
Intrasegment eliminations           (144.5)      (168.1)      (298.7)      (336.6)
                                  --------     --------     --------     --------
Total                                205.2        223.3        673.9        722.5
                                  --------     --------     --------     --------

NiSource's Gas Transmission and Storage Operations segment consists of the operations of Columbia Transmission, Columbia Gulf, Columbia Deep Water Service Company, Crossroads Pipeline Company and Granite State Gas Transmission, Inc. In total NiSource owns a pipeline network of approximately 16,000 miles extending from offshore in the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in nineteen northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource gas transmission and storage operations segment operates one of the nation's largest underground natural gas storage systems.

Pipeline Firm Service Contracts

The services of Columbia Transmission and Columbia Gulf consist of open access transportation services, and open access storage services in the case of Columbia Transmission. These services are provided primarily to LDCs. The majority of the firm contracts currently in effect with Columbia Gas and Columbia Gulf expire in late 2004. Customer decisions on capacity re-subscription are affected by many factors, including decisions by state regulators on the treatment of pipeline capacity agreements in the context of LDC unbundling proceedings. Numerous LDCs have already committed to extending their long-term capacity commitments and the companies are in discussions with a number of other firm capacity holders regarding future capacity commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Regulatory Matters

On February 28, 2003, Columbia Transmission filed with Federal Energy Regulatory Commission (FERC) certain scheduled annual rate adjustments, designated as the Transportation Costs Rate Adjustment (TCRA), Retainage Adjustment Mechanism
(RAM), and Electric Power Cost Adjustment (EPCA). These filings sought recovery, during the period April 1, 2003 through March 31, 2004, of certain expenses relating to transportation costs incurred by Columbia Transmission on interconnecting pipelines and electric costs incurred in the operation of certain compressors (TCRA and EPCA, respectively), as well as quantities of gas required by Columbia Transmission to operate its pipeline system RAM. The recovery of each of these costs occurs through a "tracker" which ensures full recovery of actual expenses. Each of the three filings was conditionally accepted by FERC subject to refund and the filing of additional data by Columbia Transmission. On October 1, 2003, FERC issued an order accepting Columbia Transmission's TCRA filing, and accepting the full recovery of upstream transportation costs. On February 11, 2004, FERC issued an order regarding the annual EPCA filing, which upheld Columbia Transmission's ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover electric power costs incurred by a newly expanded electric-powered compressor station from specific customers. The order also limits Columbia Transmission's ability to prospectively discount its EPCA rates. Management does not believe this order will have a material financial impact. On April 14, 2004 the FERC issued an order accepting Columbia Transmission's RAM filing and approving the full recovery of gas required in system operations. FERC will permit parties to pursue certain issues raised in the 2003 filing in connection with consideration of Columbia Transmission's 2004 RAM filing, which became effective April 1, 2004, and is currently pending.

Environmental Matters

On April 1, 2004, U.S. Environmental Protection Agency (EPA) issued its final Phase II nitrogen oxide (NOx) regulation establishing NOx budgets for states. States will be developing State Implementation Plans (SIPs) which may impact certain compressor station engines/turbines owned by Columbia Transmission and Columbia Gulf. Columbia Transmission and Columbia Gulf will continue to closely monitor the development of SIPs, but anticipates that the cost will not be material.

The EPA has issued maximum achievable control technology (MACT) standards for hazardous air pollutants for stationary combustion turbines and reciprocating internal combustion engines. The final standards for turbines do not impose any compliance costs. The MACT for internal reciprocating internal combustion engines will only impact one Columbia Transmission facility and the estimated cost of compliance is expected to be immaterial.

On April 15, 2004 EPA finalized the 8-hour ozone non-attainment area designations. Following designation of the 8-hour ozone non-attainment areas, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas. Resulting state rules could require additional reductions in NOx. Columbia Transmission and Columbia Gulf will closely monitor implementation of the rules. While the outcome of such rulemakings is uncertain, the cost could be significant.

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium), in which Columbia Transmission is participating and will serve as developer and operator, will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is now being marketed in two phases. Phase 1 of the project is an expansion of the Algonquin Pipeline extending from Ramapo, N.Y and connecting to the Empire State Pipeline (Empire), an existing pipeline that originates at the Canadian border and extends easterly to near Syracuse. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, N.Y. Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

On September 19, 2002, the FERC issued its order granting final certificate authority for the original Millennium project and specified that Millennium may not begin construction until certain environmental and other conditions are met. One such condition, impacting Phase 2 of the project, is compliance with the Coastal Zone Management Act, which is administered by the State of New York's Department of State (NYDOS). NYDOS has determined that the Hudson River crossing plan is not consistent with the Act. Millennium's appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the U.S. Department of Commerce ruling relating to the project's Hudson River crossing plan in the U.S. Federal District Court on February 13, 2004. The procedural schedule calls for all briefings to be completed by January 14, 2005.

During the second quarter of 2004, a NiSource affiliate purchased an additional interest in the project. NiSource intends to find another sponsor by the end of 2004 to purchase this interest. The other sponsors remain the same and they are Columbia Transmission, Westcoast Energy, Inc. (subsidiary of Duke Energy Corp.) and MCN Energy Group, Inc. (subsidiary of DTE Energy Co.).

Throughput

Throughput for the Gas Transmission and Storage Operations segment totaled 205.2 MMDth for the second quarter 2004, compared to 223.3 MMDth for the same period in 2003. The decrease of 18.1 MMDth is due mainly to a continued decline of offshore natural gas production.

Throughput for the six months ended June 30, 2004 was 673.9 MMDth, a decrease of 48.6MMDth from the same period in 2003 due to warmer weather in the first half of 2004 than for the comparable period in 2003, and a continued decline of offshore natural gas production, and other non-weather factors.

Net Revenues

Net revenues were $188.2 million for the second quarter 2004, a decrease of $4.4 million from the same period in 2003. Net revenues decreased due to a reduction in interruptible service revenues primarily due to lower throughput, which were partially offset by an increase in demand charge revenues.

Net revenues were $421.1 million for the six months ended June 30, 2004, a slight decrease of $3.1 million from the comparable 2003 period. The 2003 period was unfavorably impacted by higher costs to meet customer demand during a period of sustained cold weather in the Northeast market areas during the first quarter of 2003. Both the six-months ended 2004 and the first half of 2003 reflect lower interruptible transmission service revenues than those that have been historically realized. Management has evaluated operational issues and market conditions and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. Also, net revenues decreased due to lower throughput, which was partially offset by an increase in demand charge revenues.

Operating Income

Operating income was $73.5 million for the second quarter of 2004, a decrease of $13.8 million from the second quarter of 2003. Operating income was mainly affected by reduced net revenues discussed above and a reversal of a litigation reserve of $6.6 million relating to a lawsuit that was settled in the second quarter of 2003.

For the first six months of 2004, operating income was $184.9 million, a $13.7 million decrease from the first six months of 2003. The decrease was mainly attributable to reduced revenues discussed above and increased operation and maintenance expenses largely due to the reversal of a litigation reserve of $6.6 million relating to a lawsuit that was settled in the second quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS

                                           Three Months                   Six Months
                                          Ended June 30,                 Ended June 30,
                                   --------------------------      --------------------------
(in millions)                         2004            2003            2004            2003
-------------------------------    ----------      ----------      ----------      ----------
NET REVENUES
    Sales revenues                 $    267.4      $    259.4      $    528.3      $    522.2
    Less: Cost of sales                  84.9            83.7           166.3           177.0
                                   ----------      ----------      ----------      ----------
Net Revenues                            182.5           175.7           362.0           345.2
                                   ----------      ----------      ----------      ----------
OPERATING EXPENSES
    Operation and maintenance            58.8            52.9           119.1           110.4
    Depreciation and amortization        44.4            43.6            88.5            87.3
    Other taxes                          (2.7)           15.1            13.6            30.8
                                   ----------      ----------      ----------      ----------
Total Operating Expenses                100.5           111.6           221.2           228.5
                                   ----------      ----------      ----------      ----------
Operating Income                   $     82.0      $     64.1      $    140.8      $    116.7
                                   ==========      ==========      ==========      ==========

REVENUES ($ IN MILLIONS)
    Residential                          66.7            62.4           137.9           134.6
    Commercial                           73.2            69.7           143.6           136.4
    Industrial                          102.5            93.4           203.8           191.3
    Wholesale                            11.4            25.8            22.8            45.4
    Other                                13.6             8.1            20.2            14.5
                                   ----------      ----------      ----------      ----------
Total                                   267.4           259.4           528.3           522.2
                                   ----------      ----------      ----------      ----------

SALES (GIGAWATT HOURS)
    Residential                         694.2           639.1         1,448.7         1,428.7
    Commercial                          899.4           859.2         1,759.5         1,710.7
    Industrial                        2,327.2         2,205.4         4,665.4         4,478.9
    Wholesale                           289.5           751.5           559.4         1,293.4
    Other                                33.8            27.5            66.2            61.2
                                   ----------      ----------      ----------      ----------
Total                                 4,244.1         4,482.7         8,499.2         8,972.9
                                   ----------      ----------      ----------      ----------

COOLING DEGREE DAYS                       205             113             205             113
NORMAL COOLING DEGREE DAYS                227             224             227             224
% WARMER (COLDER) THAN NORMAL             (10%)           (50%)           (10%)           (50%)

ELECTRIC CUSTOMERS
    Residential                                                       388,824         384,750
    Commercial                                                         49,635          48,694
    Industrial                                                          2,516           2,560
    Wholesale                                                              25              28
    Other                                                                 776             796
                                                                   ----------      ----------
Total                                                                 441,776         436,828
                                                                   ----------      ----------

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 442 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $26.8 million and $24.3 million were recognized for electric customers for the first half of 2004 and 2003, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's Federal Energy Regulatory Commission (FERC)-approved tariff. One of the new categories of charges,
Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004 the IURC issued an order which denied Northern Indiana's request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana has taken a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $2.8 million annually. Northern Indiana is currently evaluating the IURC order to determine whether an appeal will be filed.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with FERC detailed tariff information, with a planned initial operation date of March 1, 2005. Northern Indiana and EnergyUSA-TPC (TPC) are actively pursuing roles in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana and TPC conduct their electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana or TPC.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. This negotiated cap agreement is subject to continuing negotiations. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) returns to service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating units, which includes the Mitchell Station. Northern Indiana has requested proposals from outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February 2004, the City of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking valuation of the Mitchell Station and determination of the terms and conditions under which the City of Gary would acquire the Mitchell Station. The procedural schedule for the City of Gary has been set, and Northern Indiana has filed its Prepared Direct Testimony, stating that Northern Indiana has no current plans to restart the Mitchell Station.

On May 25, 2004 Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana's retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. Northern Indiana's direct testimony is due to be filed by August 6, 2004. The hearing is set for the fourth quarter of 2004.

On July 9, 2004 a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO's implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO's implementation of standard market design mechanisms, such as the MISO's proposed real-time and day-ahead energy markets.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana's latest ECRM filing (ECR-3) was for capital expenditures of $194.1 million, and was made simultaneous with its first EERM filing (EER-1) for $1.9 million. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million. The ECRM revenues amounted to $7.5 million for the six months ended June 30, 2004, and $12.6 million from inception to date, while EERM revenues were $0.3 for the first half of 2004.

Environmental Matters

AIR. On April 15, 2004, the U.S. Environmental Protection Agency (EPA) finalized the 8-hour ozone non-attainment area designations. Following designation of the 8-hour ozone non-attainment areas, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from coal-fired boilers including Northern Indiana's electric generating stations. Until the rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

On June 28 and 29, 2004, the EPA responded to the states' initial recommendations for EPA designation of areas meeting and not meeting the National Ambient Air Quality Standards (NAAQS) for fine particles. (Fine particles are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM2.5.) The states will have 120 days to comment on or dispute these recommendations. Once the designations are finalized, states will need to initiate rulemaking that would seek emissions reductions to bring the designated areas into attainment. Northern Indiana will continue to closely monitor developments in this area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States. These amendments would apply to the provisions of the regional haze rule that require emissions controls known as best available retrofit technology (BART) for BART eligible industrial facilities emitting air pollutants that reduce visibility. Under the rule, states would be required to develop rules that specify the stringency, type of reductions, and controls that could be applied to BART eligible sources consistent with EPA guidance. The BART eligible sources, including many of the boilers at Northern Indiana's electric generating stations, have the potential to emit more than 250 tons a year of visibility impairing emissions, and fall within one of 26 categories, including utility and industrial boilers. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, sulfur dioxide (SO2) and particulate matter from coal-fired boilers including Northern Indiana's electric generating stations. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

The EPA Administrator signed a Supplemental Notice of Proposed Rulemaking on May 18, 2004. This rule requires that each state must submit to EPA a plan that demonstrates it will meet its assigned statewide Clean Air Interstate Rule SO2 and NOx emissions budget. The final EPA rule is expected by late Fall, 2004. Until the Federal and State rules are promulgated, the potential impact is uncertain. Northern Indiana will continue to closely monitor developments in this area.

In March 2004, the State of North Carolina filed a petition under Section 126 of the Clean Air Act seeking EPA imposition of additional NOx and SO2 reductions from electrical generating units in 13 states, including Indiana. The EPA is addressing the issues raised by North Carolina in other current regulatory initiatives that are being monitored by Northern Indiana.

WATER. On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations to meet certain performance standards to reduce the mortality of aquatic organisms at their cooling water intake structures. EPA has delayed the publication of the rule to complete additional revisions. The rule was reissued on July 9, 2004 and becomes effective on September 7, 2004. Under this rule, plants will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems whose compliance is based on any of five options. Northern Indiana is assessing the specific impacts of the final Phase II rule on its four (4) generating stations.

REMEDIATION. Northern Indiana is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act and similar State laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, investigations are ongoing and final costs of clean up have not yet been determined. At the second site, Northern Indiana has entered into EPA Administrative Orders on Consent to perform an interim action that includes providing a municipal water supply system for approximately 275 homes. Northern Indiana has also agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal.

Sales

Electric sales for the second quarter 2004 were 4,244.1 gwh, a decrease of 238.6 gwh compared to the 2003 period, mainly as a result of decreased wholesale transaction sales, which were offset in part by modest improvements in residential, commercial and industrial sales. Residential and commercial sales improved due to an increase in the number of customers and higher usage, while industrial sales increased due to increased demand from the steel industry.

Electric sales for the first six months of 2004 was 8,499.2 gwh, a decrease of
473.7 gwh compared to the 2003 period, as a result of decreased wholesale transaction sales, partially offset by increased residential, commercial, and industrial sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Net Revenues

In second quarter 2004, electric net revenues of $182.5 million increased by $6.8 million from the comparable 2003 period. The increase was primarily a result of increased customer usage and customer count of $9.0 million and favorable weather during the quarter, slightly offset by lower wholesale power revenue.

In the first six months of 2004, electric net revenues were $362.0 million, an increase of $16.8 million from the comparable 2003 period as a result of increased customer usage and customer count of $8.2 million, favorable weather, and $6.8 million in environmental cost tracker revenues. In addition, Electric Operations was affected by regulatory items that reduced net revenues by $8.5 million in the comparable 2003 period. These increases in Electric Operations revenues for the first half of 2004 were partially offset by increased regulatory revenue credits of $4.6 million and reduced wholesale revenues of $1.6 million.

Operating Income

Operating income for the second quarter 2004 was $82.0 million, an increase of $17.9 million from the same period in 2003. This increase for the comparative quarters was primarily due to the increase in net revenue mentioned above and a reduction of an accrual for estimated property tax expense. These increases to operating income were partially offset by a $5.9 million increase in operation and maintenance expenses due primarily to higher employee and administrative expenses of $4.8 million and a $2.1 million charge taken for MISO administrative fees. The increased expenses were partially reduced by a $3.2 million reversal of certain claims reserves upon settlement.

Operating income for the first six months of 2004 was $140.8 million, an increase of $24.1 million from the same period in 2003. The increase was primarily due to increased net revenue mentioned above and a reduction of an accrual for estimated property tax expense. Operation and maintenance expenses increased $8.7 million due mainly to higher employee and administrative expenses of $3.3 million, a $2.1 million charge taken for MISO administrative fees, and an expense of $3.3 million recorded in the first quarter of 2004, representing Electric Operations' portion of the redemption premium from the early extinguishment of certain medium-term notes at Northern Indiana. These increased expenses were reduced by a $3.2 million reversal of certain claims reserves upon settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER OPERATIONS

                                                    Three Months                    Six Months
                                                    Ended June 30,                 Ended June 30,
                                             ---------------------------     ---------------------------
(in millions)                                   2004            2003            2004            2003
-------------                                -----------     -----------     -----------     -----------
NET REVENUES
   Products and services revenue             $     145.6     $      92.7     $     334.5     $     237.1
   Less:  Cost of products purchased               139.8            86.8           328.5           224.7
                                             -----------     -----------     -----------     -----------
Net Revenues                                         5.8             5.9             6.0            12.4
                                             -----------     -----------     -----------     -----------
OPERATING EXPENSES
   Operation and maintenance                         9.8            12.1            22.8            26.6
   Depreciation and amortization                     3.0             3.3             5.9             6.2
   Loss on sale or impairment of assets                -               -             0.7             1.1
   Other taxes                                       1.1             0.9             2.9             2.8
                                             -----------     -----------     -----------     -----------
Total Operating Expenses                            13.9            16.3            32.3            36.7
                                             -----------     -----------     -----------     -----------
Operating Loss                               $      (8.1)    $     (10.4)    $     (26.3)    $     (24.3)
                                             ===========     ===========     ===========     ===========

The Other Operations segment participates in energy-related services including gas marketing, power trading and ventures focused on distributed power generation technologies, fuel cells and storage systems. PEI operates the Whiting Clean Energy, Inc. (Whiting Clean Energy) project, which is a 525mw cogeneration facility that uses natural gas to produce electricity for sale in the wholesale markets and also provides steam for industrial use. Additionally, the Other Operations segment is involved in real estate and other businesses.

PEI Holdings, Inc.

WHITING CLEAN ENERGY. PEI's Whiting Clean Energy project at BP's Whiting, Indiana refinery was placed in service in 2002. Initially, the facility was not able to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy has reached an agreement in principle with the engineering, procurement and construction contractor, which requires the contractor to pay for a portion of the necessary plant modifications. Whiting Clean Energy is also pursuing recovery from the insurance provider for construction delays and necessary plant modifications.

PEI estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2003, the after-tax loss was approximately $30.0 million and the expected 2004 after-tax loss is expected to be similar to 2003. During the first half of 2004, Whiting Clean Energy continued to experience losses due to the market for wholesale power and the contract requirements to run the plant at a level to produce steam required by the BP refinery in Whiting, Indiana. These contract requirements currently are being renegotiated. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Because of the expected losses from this facility and decreases in estimated forward pricing for electricity versus changes in gas prices, an impairment study was performed in the first quarter of 2003 on this facility in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The study indicated that, at that time, no impairment charge was necessary.

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

Net Revenues

Net revenues of $5.8 million for the second quarter of 2004 remained consistent with the same period a year-ago. For the first six months of 2004, net revenues were $6.0 million, a $6.4 million decrease compared to the same period in 2003. The decrease was mainly due to reduced revenues from the Whiting Clean Energy facility of $4.4 million and lower power trading revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER OPERATIONS (CONTINUED)

Operating Income

The Other segment reported an operating loss of $8.1 million for the second quarter of 2004, versus an operating loss of $10.4 million for the comparable period 2003. The improvement was a result of lower operation and maintenance expense due to a reduction in employee and administrative expenses during the second quarter of 2004 as compared the same period in 2003.

For the first six months of 2004, operating loss was $26.3 million compared to an operating loss of $24.3 million for the comparable 2003 period due to increased losses of $3.2 million associated with Whiting Clean Energy and lower power trading revenues. Operation and maintenance expense decreased in the 2004 period as a result of a reduction in employee and administrative expenses during the first half of 2004 as compared the same period in 2003 and a reversal of a litigation reserve during the first half of 2004.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

NISOURCE INC.

1. VIRGINIA NATURAL GAS, INC. V. COLUMBIA GAS TRANSMISSION CORP., FEDERAL ENERGY REGULATORY COMMISSION (FERC)

      On January 13, 2004, Virginia Natural Gas, Inc. (VNG) filed with FERC a "Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies" in Docket No. RP04-139. VNG alleged various violations during the Winter of 2002-2003 by Columbia Transmission of its firm service obligations to VNG. VNG sought monetary damages and remedies (exceeding $37 million), and also sought certain prospective remedies. On July 29, 2004, FERC issued an order in which it refused to grant VNG any monetary damages and said such claims are best determined by a court of law. FERC also agreed with Columbia Transmission, that Columbia Transmission had not abandoned its obligation to provide service and that it had not inappropriately continued interruptible service to the detriment of firm service. However, FERC did find that Columbia Transmission had failed to exercise sufficient due diligence in its modifications to or its operation of vaporization equipment at its Chesapeake LNG facility and that Columbia Transmission had failed to deliver gas to VNG at 250 psig as called for by the agreement between VNG and Columbia Transmission. FERC declined VNG's request to award damages in this case and, as noted above, stated that any claim for damages could best be determined by a court of law.

2. STAND ENERGY CORPORATION, ET AL. V. COLUMBIA GAS TRANSMISSION CORPORATION, ET AL KANAWHA COUNTY COURT, WEST VIRGINIA, ATLANTIGAS CORPORATION V. NISOURCE, ET AL, U.S. DISTRICT COURT, NORTHERN DISTRICT OF MARYLAND AND TRIAD ENERGY RESOURCES, ET AL. V. NISOURCE, ET AL

      In June 2002, Atlantigas Corporation filed a complaint in the U.S. District Court, District of Columbia. In March 2003, Triad Energy Resources filed a similar complaint in the U.S. District Court, District of Columbia. On September 29, 2003, the Atlantigas complaint was dismissed for lack of personal jurisdiction and Atlantigas filed a new complaint in the U.S. District Court of Northern Maryland on October 27, 2003. Based on the Court's decision on personal jurisdiction in Atlantigas, the plaintiffs in the Triad case dismissed that case on October 31, 2003 from the District of Columbia and indicated that the case would be refiled in another jurisdiction. On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia and on or about July 22, Atlantigas filed a voluntary notice of dismissal without prejudice in the case in the U.S. District Court of Northern Maryland, citing its joinder as a plaintiff in the Stand Energy case. All of these complaints contain allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and assert that those companies and certain "select shippers" engaged in an "illegal gas scheme" that violated federal anti-trust and state law. The "illegal gas scheme" complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. An answer in the Stand Energy case is due on August 14, 2004.

NISOURCE INC.

3. UNITED STATES OF AMERICA EX REL. JACK J. GRYNBERG V. COLUMBIA GAS TRANSMISSION CORP., ET AL., U.S. DISTRICT COURT, E.D. LOUISIANA

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

      The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case.

4. TAWNEY, ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ROANE COUNTY, WV CIRCUIT COURT

      The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against Columbia Natural Resources alleging that Columbia Natural Resources underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that Columbia Natural Resources fraudulently concealed the deduction of post-production charges. In February 2004, the court certified the case as a class action that includes any person who, after January 1, 1980, received or is due royalties from Columbia Natural Resources (and its predecessors or successors) on lands lying within the boundary of the State of West Virginia. All individuals, corporations, agencies, departments or instrumentalities of the United States of America are excepted from the class. Although NiSource sold Columbia Natural Resources in 2003, it remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. Columbia Natural Resources appealed the decision certifying the class and the Supreme Court of West Virginia denied the appeal. Trial is scheduled for July 5, 2005.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NISOURCE INC.

On May 11, 2004, NiSource held its Annual Meeting of Stockholders. On the March 16, 2004 record date, NiSource had 263,302,932 shares of common stock outstanding, each of which was entitled to one vote at the meeting. The following items were voted upon and approved by the requisite number of shares present in person or by proxy at the meeting:

                                               Votes For     Votes Against     Abstentions
                                               ---------     -------------     -----------
Ratify appointment of Deloitte & Touche LLP   223,258,822      3,947,982        1,763,421

                                               Votes For     Votes Withheld
                                               ---------     --------------
Directors:

    Steven C. Beering                         214,487,092      14,483,133

    Dennis E. Foster                          222,087,788       6,882,437

    Richard L. Thompson                       223,142,752       5,827,473

    Carolyn Y. Woo                            222,011,931       6,958,294

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

NISOURCE INC. 53

(a) Exhibits

    (10.1) NiSource Corporate Incentive Plan dated July 16, 2004 and effective as of January 1, 2004.

    (10.2) Pension Restoration Plan for Nisource Inc. and Affiliates, as amended and restated effective January 1, 2004.

    (10.3) Savings Restoration Plan for Nisource Inc. and Affiliates, as amended and restated effective January 1, 2004.

    (10.4) Nisource Inc. Nonemployee Director Stock Incentive Plan, as amended and restated effective January 1, 2004.

    (10.5) Nisource Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2004.

    (10.6)   Agreement dated September 1, 2002, with Samuel W. Miller, Jr.

    (31.1) Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    (31.2) Certification of Michael W. O'Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    (32.1) Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (32.2) Certification of Michael W. O'Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed during the second quarter of 2004:

                     Financial
Item Reported   Statements Included   Date of Event   Date Filed
-------------   -------------------   -------------   ----------
    7, 12                Y              4/30/2004      4/30/2004
      9                  N              5/11/2004      5/11/2004
      9                  N              5/18/2004      5/18/2004
      9                  N               6/1/2004      6/01/2004

SIGNATURE

NISOURCE INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NiSource Inc.
                                         ------------------
                                            (Registrant)

Date:  August 6, 2004          By:    /s/ Jeffrey W. Grossman
                                      -------------------------------
                                             Jeffrey W. Grossman
                                        Vice President and Controller
                                        (Principal Accounting Officer
                                         and Duly Authorized Officer)