Form 10-Q
period 2004-09-30
NISOURCE INC/DE
filed 2004-11-02
CIK 1111711

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number: 001-16189

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

                                 (877) 647-5990
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.01 Par Value:
263,587,751 shares outstanding at October 31, 2004.

                                  NISOURCE INC.
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Statements of Consolidated Income (Loss)................................               3

                       Consolidated Balance Sheets.............................................               4

                       Statements of Consolidated Cash Flows...................................               6

                       Statements of Consolidated Comprehensive Income.........................               7

                       Notes to Consolidated Financial Statements..............................               8

              Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ..........................................              21

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............              44

              Item 4.  Controls and Procedures.................................................              44

PART II - OTHER INFORMATION

              Item 1.  Legal Proceedings ......................................................              45

              Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............              46

              Item 3.  Defaults Upon Senior Securities.........................................              46

              Item 4.  Submission of Matters to a Vote of Security Holders.....................              47

              Item 5.  Other Information.......................................................              47

              Item 6.  Exhibits ...............................................................              48

              Signature........................................................................              49

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)

                                                                            Three Months              Nine Months
                                                                         Ended September 30,       Ended September 30,
                                                                        --------------------      --------------------
          (in millions, except per share amounts)                         2004        2003          2004        2003
-------------------------------------------------------------           -------     --------      --------   ---------
NET REVENUES
   Gas Distribution                                                     $ 325.8     $  274.0      $2,589.1   $ 2,563.4
   Gas Transmission and Storage                                           199.8        189.2         753.1       753.5
   Electric                                                               305.0        328.2         841.1       854.6
   Other                                                                  149.2        106.9         514.7       392.5
                                                                        -------     --------      --------   ---------
   Gross Revenues                                                         979.8        898.3       4,698.0     4,564.0
   Cost of Sales                                                          389.4        321.0       2,499.5     2,315.3
                                                                        -------     --------      --------   ---------
Total Net Revenues                                                        590.4        577.3       2,198.5     2,248.7
                                                                        -------     --------      --------   ---------
OPERATING EXPENSES
   Operation and maintenance                                              283.5        273.0         891.5       874.9
   Depreciation and amortization                                          125.9        123.1         378.9       372.6
   Loss (Gain) on sale of assets                                           (0.1)       (16.2)          0.9       (14.9)
   Other taxes                                                             53.3         48.5         199.3       219.1
                                                                        -------     --------      --------   ---------
Total Operating Expenses                                                  462.6        428.4       1,470.6     1,451.7
                                                                        -------     --------      --------   ---------
OPERATING INCOME                                                          127.8        148.9         727.9       797.0
                                                                        -------     --------      --------   ---------
OTHER INCOME (DEDUCTIONS)
   Interest expense, net                                                 (100.0)      (113.6)       (302.3)     (351.5)
   Minority interests                                                         -            -             -        (2.5)
   Dividend requirements on preferred stock of subsidiaries                (1.1)        (1.1)         (3.3)       (3.4)
   Other, net                                                               1.5          2.4           5.4        12.4
                                                                        -------     --------      --------   ---------
Total Other Income (Deductions)                                           (99.6)      (112.3)       (300.2)     (345.0)
                                                                        -------     --------      --------   ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      28.2         36.6         427.7       452.0
INCOME TAXES                                                                6.7         13.1         154.4       166.9
                                                                        -------     --------      --------   ---------
INCOME FROM CONTINUING OPERATIONS                                          21.5         23.5         273.3       285.1
                                                                        -------     --------      --------   ---------
Income from Discontinued Operations - net of taxes                          8.9          6.1           5.2         1.3
Loss on Disposition of Discontinued Operations - net of taxes              (1.6)       (14.2)         (1.6)     (332.2)
Change in Accounting - net of taxes                                           -            -             -        (8.8)
                                                                        -------     --------      --------   ---------
NET INCOME (LOSS)                                                       $  28.8     $   15.4      $  276.9   $   (54.6)
                                                                        =======     ========      ========   =========

BASIC EARNINGS (LOSS) PER SHARE ($)
   Continuing operations                                                   0.08         0.09          1.04        1.10
   Discontinued operations                                                 0.03        (0.03)         0.02       (1.28)
   Change in accounting                                                       -            -             -       (0.03)
                                                                        -------     --------      --------   ---------
BASIC EARNINGS (LOSS) PER SHARE                                            0.11         0.06          1.06       (0.21)
                                                                        -------     --------      --------   ---------

DILUTED EARNINGS (LOSS) PER SHARE ($)
   Continuing operations                                                   0.08         0.09          1.03        1.09
   Discontinued operations                                                 0.03        (0.03)         0.02       (1.27)
   Change in accounting                                                       -            -             -       (0.03)
                                                                        -------     --------      --------   ---------
DILUTED EARNINGS (LOSS) PER SHARE                                          0.11         0.06          1.05       (0.21)
                                                                        -------     --------      --------   ---------

                                                                        -------     --------      --------   ---------
DIVIDENDS DECLARED PER COMMON SHARE                                        0.23         0.29          0.69        0.87
                                                                        -------     --------      --------   ---------

BASIC AVERAGE COMMON SHARES OUTSTANDING (MILLIONS)                        262.7        261.4         262.5       258.9
DILUTED AVERAGE COMMON SHARES (MILLIONS)                                  264.6        263.4         264.5       260.9
                                                                        -------     --------      --------   ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,       December 31,
                           (in millions)                                                2004                2003
----------------------------------------------------------------------              ------------        ------------
                                                                                     (unaudited)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Utility Plant                                                                    $   16,124.5        $   15,977.3
   Accumulated depreciation and amortization                                            (7,203.6)           (7,095.9)
                                                                                    ------------        ------------
   Net utility plant                                                                     8,920.9             8,881.4
                                                                                    ------------        ------------
   Other property, at cost, less accumulated depreciation                                  458.0               409.3
                                                                                    ------------        ------------
Net Property, Plant and Equipment                                                        9,378.9             9,290.7
                                                                                    ------------        ------------

INVESTMENTS AND OTHER ASSETS
   Assets of discontinued operations and assets held for sale                               19.2                20.7
   Unconsolidated affiliates                                                                96.3               113.2
   Other investments                                                                        73.6                73.3
                                                                                    ------------        ------------
Total Investments                                                                          189.1               207.2
                                                                                    ------------        ------------

CURRENT ASSETS
   Cash and cash equivalents                                                                40.4                27.3
   Restricted cash                                                                          19.9                22.8
   Accounts receivable (less reserve of $49.3 and $54.1, respectively)                     318.3               546.3
   Unbilled revenue (less reserve of $5.6 and $3.5, respectively)                           76.6               268.0
   Gas inventory                                                                           555.7               429.4
   Underrecovered gas and fuel costs                                                       185.6               203.2
   Materials and supplies, at average cost                                                  71.3                71.5
   Electric production fuel, at average cost                                                26.5                29.0
   Price risk management assets                                                            113.3                74.3
   Exchange gas receivable                                                                 168.3               174.8
   Regulatory Assets                                                                       126.2               114.5
   Prepayments and other                                                                    59.3               101.8
                                                                                    ------------        ------------
Total Current Assets                                                                     1,761.4             2,062.9
                                                                                    ------------        ------------

OTHER ASSETS
   Price risk management assets                                                            168.5               114.4
   Regulatory assets                                                                       575.2               575.5
   Goodwill                                                                              3,698.1             3,698.1
   Intangible assets                                                                       522.1               527.2
   Deferred charges and other                                                              169.5               147.8
                                                                                    ------------        ------------
Total Other Assets                                                                       5,133.4             5,063.0
                                                                                    ------------        ------------
TOTAL ASSETS                                                                        $   16,462.8        $   16,623.8
                                                                                    ============        ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                    SEPTEMBER 30,       December 31,
                         (in millions)                                                   2004               2003
-------------------------------------------------------------------                 -------------       ------------
                                                                                     (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Stock Equity                                                                 $     4,503.3       $    4,415.9
Preferred Stocks --
     Series without mandatory redemption provisions                                          81.1               81.1
Long-term debt, excluding amounts due within one year                                     5,589.2            5,993.4
                                                                                    -------------       ------------
Total Capitalization                                                                     10,173.6           10,490.4
                                                                                    -------------       ------------

CURRENT LIABILITIES
   Current portion of long-term debt                                                        368.0              118.3
   Short-term borrowings                                                                    678.4              685.5
   Accounts payable                                                                         295.1              496.6
   Dividends declared on common and preferred stocks                                         61.7                1.8
   Customer deposits                                                                         82.0               80.4
   Taxes accrued                                                                            161.2              210.8
   Interest accrued                                                                         140.9               82.4
   Overrecovered gas and fuel costs                                                          27.1               29.2
   Price risk management liabilities                                                         48.4               36.5
   Exchange gas payable                                                                     249.8              290.8
   Deferred revenue                                                                          25.8               28.2
   Regulatory liabilities                                                                    36.5               73.7
   Accrued liability for postretirement and pension benefits                                 47.0               56.8
   Other accruals                                                                           363.1              418.0
                                                                                    -------------       ------------
Total Current Liabilities                                                                 2,585.0            2,609.0
                                                                                    -------------       ------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Price risk management liabilities                                                          5.7                0.2
   Deferred income taxes                                                                  1,639.1            1,595.9
   Deferred investment tax credits                                                           80.6               87.3
   Deferred credits                                                                          61.3               72.7
   Deferred revenue                                                                          93.7              113.0
   Accrued liability for postretirement and pension benefits                                432.9              406.9
   Preferred stock liabilities with mandatory redemption provisions                           1.2                2.4
   Regulatory liabilities and other removal costs                                         1,176.0            1,061.6
   Other noncurrent liabilities                                                             213.7              184.4
                                                                                    -------------       ------------
Total Other                                                                               3,704.2            3,524.4
                                                                                    -------------       ------------
COMMITMENTS AND CONTINGENCIES                                                                   -                  -
                                                                                    -------------       ------------
TOTAL CAPITALIZATION AND LIABILITIES                                                $    16,462.8       $   16,623.8
                                                                                    =============       ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

     Nine Months Ended September 30, (in millions)                      2004        2003
-------------------------------------------------------               --------    --------
OPERATING ACTIVITIES
   Net income (loss)                                                  $  276.9    $  (54.6)
   Adjustments to reconcile net income to net cash from
   continuing operations:
     Depreciation and amortization                                       378.9       372.6
     Net changes in price risk management activities                       3.2        14.7
     Deferred income taxes and investment tax credits                     (5.9)       (4.8)
     Deferred revenue                                                    (21.7)       (7.3)
     Amortization of unearned compensation                                 6.9         7.4
     Loss (Gain) on sale of assets                                         0.9       (14.9)
     Change in accounting                                                    -         8.8
     Income from unconsolidated affiliates                                (1.1)       (0.4)
     Loss from sale of discontinued operations                             1.6       332.2
     Income from discontinued operations                                  (5.2)       (1.3)
     Amortization of discount/premium on debt                             13.9        14.2
     Other                                                                (1.9)       (2.8)
   Changes in assets and liabilities:
     Restricted cash                                                       2.8       (17.0)
     Accounts receivable and unbilled revenue                            395.6       368.0
     Inventories                                                        (123.7)     (301.9)
     Accounts payable                                                   (196.4)     (100.4)
     Customer deposits                                                     1.7         8.2
     Taxes accrued                                                       (49.4)      (12.6)
     Interest accrued                                                     58.5        94.2
     (Under) Overrecovered gas and fuel costs                             15.5        44.7
     Exchange gas receivable/payable                                       7.8      (222.9)
     Other accruals                                                      (38.2)      (28.4)
     Prepayment and other current assets                                  41.1        41.0
     Regulatory assets/liabilities                                        40.7        21.6
     Postretirement and postemployment benefits                           15.8       (59.1)
     Deferred credits                                                    (11.4)      (30.6)
     Deferred charges and other noncurrent assets                        (18.0)       12.4
     Other noncurrent liabilities                                         25.5        (5.2)
                                                                      --------    --------
Net Cash Flows from Continuing Operations                                814.4       475.8
Net Cash Flows used for Discontinued Operations                              -      (139.1)
                                                                      --------    --------
Net Cash Flows from Operating Activities                                 814.4       336.7
                                                                      --------    --------
INVESTING ACTIVITIES
     Capital expenditures                                               (382.3)     (365.9)
     Proceeds from disposition of assets                                   5.9       437.7
     Other investing activities                                           (5.7)      (12.5)
                                                                      --------    --------
Net Cash Flows (used for) or from Investing Activities                  (382.1)       59.3
                                                                      --------    --------
FINANCING ACTIVITIES
     Issuance of long-term debt                                              -       845.6
     Retirement of long-term debt                                       (235.8)     (552.7)
     Change in short-term debt                                            (7.1)     (470.2)
     Retirement of preferred shares                                       (1.2)     (345.0)
     Issuance of common stock and capital contributed                     11.1       350.8
     Acquisition of treasury stock                                        (3.7)       (1.8)
     Dividends paid - common shares                                     (182.5)     (223.9)
                                                                      --------    --------
Net Cash Flows used for Financing Activities                            (419.2)     (397.2)
                                                                      --------    --------
Increase (decrease) in cash and cash equivalents                          13.1        (1.2)
Cash and cash equivalents at beginning of year                            27.3        31.1
                                                                      --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   40.4    $   29.9
                                                                      ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                              231.8       245.8
     Interest capitalized                                                  1.9         2.8
     Cash paid for income taxes                                          136.8       136.6
                                                                      --------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

                                                                         Three Months               Nine Months
                                                                     Ended September 30,        Ended September 30,
                                                                     -------------------       --------------------
                  (in millions)                                       2004         2003          2004        2003
------------------------------------------------------               ------       ------       -------     --------
Net Income (Loss)                                                    $ 28.8       $ 15.4       $ 276.9     $  (54.6)
   Other comprehensive income, net of tax
     Foreign currency translation adjustment                              -         (0.6)          0.7          0.9
     Net unrealized gains (losses) on cash flow hedges                 18.1        (17.8)         26.7          7.5
     Net gain (loss) on available for sale securities                   0.3         (0.5)          0.7         (0.4)
     Minimum pension liability adjustment                               4.6         55.3           4.6         55.3
                                                                     ------       ------       -------     --------
   Total other comprehensive income, net of tax                        23.0         36.4          32.7         63.3
                                                                     ------       ------       -------     --------
Total Comprehensive Income                                           $ 51.8       $ 51.8       $ 309.6     $    8.7
                                                                     ------       ------       -------     --------

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

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

                                                                         Three Months               Nine Months
                                                                     Ended September 30,        Ended September 30,
                                                                    --------------------       --------------------
                     (in thousands)                                   2004         2003          2004         2003
------------------------------------------------------------        -------      -------       -------      -------
Denominator
   Basic average common shares outstanding                          262,651      261,440       262,494      258,876
   Dilutive potential common shares
     Nonqualified stock options                                         134           61           155           62
     Shares contingently issuable under employee stock plans          1,180        1,103         1,180        1,103
     SAILS(SM)                                                            -            -            18            -
     Shares restricted under employee stock plans                       601          790           649          906
                                                                    -------      -------       -------      -------
Diluted Average Common Shares                                       264,566      263,394       264,496      260,947
                                                                    -------      -------       -------      -------

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

                                                                            Three Months            Nine Months
                                                                        Ended September 30,     Ended September 30,
                                                                        -------------------     -------------------
            ($ in millions, except per share data)                       2004        2003          2004     2003
------------------------------------------------------------------       ----        ----         -----    -----
NET INCOME (LOSS)
   As reported                                                           28.8        15.4         276.9    (54.6)
   Add:     Stock-based employee compensation expense
            included in reported net income, net of related
            tax effects                                                   1.6         2.4           4.3      4.7
   Less:    Total stock-based employee compensation expense
            determined under the fair value method for all awards,
            net of tax                                                   (3.2)       (3.7)         (9.0)    (9.7)
                                                                         ----        ----         -----    -----
   Pro forma                                                             27.2        14.1         272.2    (59.6)
                                                                         ----        ----         -----    -----

EARNINGS (LOSS) PER SHARE
   Basic    - as reported                                                0.11        0.06          1.06    (0.21)
            - pro forma                                                  0.10        0.05          1.04    (0.23)
   Diluted  - as reported                                                0.11        0.06          1.05    (0.21)
            - pro forma                                                  0.10        0.05          1.03    (0.23)
                                                                         ----        ----         -----    -----

4.    REGULATORY MATTERS

Gas Operations Related Matters

Through October 2004, Columbia Gas of Ohio, Inc. (Columbia of Ohio) operated under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expired in October 2004, and the amended stipulation would have permitted Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also have: (1) extended Columbia of Ohio's CHOICE(R) program through October 2010; (2) provided Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and (3) allowed Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program only through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-system sales. The order allowed Columbia of Ohio to record post-in-service carrying charges on plant placed in service after October 2004 and allowed the deferral of property taxes and depreciation associated with such plant.

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the PUCO for rehearing on the components which were modified in the order. That same day the Office of the Ohio Consumers' Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

On May 5, 2004, the PUCO issued an order on rehearing, in which it denied the OCC's motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008;
(2) restored the mandate that required natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue with the customers when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties.

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

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting, as required. On June 9, 2004, the PUCO denied the OCC's Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO's May 5, 2004 order on rehearing, which granted in part Columbia of Ohio's joint application for rehearing, and the PUCO's June 9, 2004 order, denying the OCC's Second Application for Rehearing. On August 4, 2004, Columbia of Ohio moved to intervene in the appellate proceeding.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. As of September 30, 2004, Columbia of Ohio has $48 million of uncollected accounts receivable pending future recovery. On October 1, 2004 Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider. On October 20, 2004 the PUCO issued an Entry that approved this request.
The PUCO's approval of this request will result in Columbia's commencement of recovery in November 2004 of the aforementioned deferred uncollectible accounts receivables and future bad-debt recovery requirements.

On June 11, 2004, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) signed a settlement agreement (Settlement Agreement) in its annual gas cost recovery proceeding with The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism begins October 1, 2004 and ends on September 30, 2006. On September 10, 2004, the Pennsylvania Public Utility Commission approved the Settlement Agreement.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

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

Northern Indiana's GCA5 annual demand filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003 and approved by the IURC for implementation as interim rates, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. A hearing was held before the IURC on July 18, 2004 in support of the settlement. Among the settlement agreement's provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval. This refund is the resolution of issues similar to those from March 2003. An additional provision of the agreement was to extend the current Alternative Regulatory Procedure (ARP), including Northern Indiana's gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005. The IURC approved the joint stipulation and agreement, without change, at their August 18, 2004 administrative meeting.

Northern Indiana's GCA 6 annual demand filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004 and approved by the IURC on October 20, 2004 for implementation as interim rates, subject to refund, effective November 1, 2004.

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents 7 marketers participating in Northern Indiana Choice) filed a Stipulation and Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP decision to March 31, 2006. The agreement, if approved by the IURC extends the expiration date of Northern Indiana's gas incentive mechanism - GCIM to March 31, 2006 as well. The agreement grandfathers the terms of existing contracts that marketers have with Choice customers. Lastly, the agreement establishes a scope for negotiations that parties will follow when convening within the next several months to establish a long-term resolution of the ARP.

On September 21, 2004, Northern Indiana petitioned the IURC under the ARP statutory requirements to permit a two-year pilot low-income energy assistance program. The program, filed under the name NIPSCO Winter Warmth provides, if approved, approximately $4.0 million of assistance for customer security deposits and bill assistance for qualifying low-income customers presently disconnected for non-payment or at risk for disconnection. As proposed, Northern Indiana will fund this program through a monthly $0.50 charge to residential and general service customers and an annual contribution of $200,000 from Northern Indiana.

Electric Operations Related Matters

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's Federal Energy Regulatory Commission (FERC)-approved tariff. One of the new categories of charges,
Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004 the IURC issued an order which denied Northern Indiana's request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $0.9 million in MISO fees in the third quarter 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $2.8 million annually. On October 6, 2004, the IURC denied Northern Indiana's Motion for Reconsideration. Northern Indiana filed its notice of appeal and this matter is pending.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with the FERC detailed tariff information, with a planned initial operation date of March 1, 2005. Northern Indiana and EnergyUSA-TPC Corp. (TPC) are actively pursuing roles in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana and TPC conduct their electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana or TPC.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. This negotiated cap agreement is subject to continuing negotiations. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers' challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) returns to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating units, which includes the Mitchell Station. On October 8, 2004, Northern Indiana requested proposals from wholesale power marketers to provide power under varying terms and conditions. These proposals will be evaluated after the submittal date on November 5, 2004. Northern Indiana requested similar proposals during 2003 which were not executed. In February 2004, the City of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking valuation of the Mitchell Station and determination of the terms and conditions under which the City of Gary would acquire the Mitchell Station. The procedural schedule for the City of Gary has been set, and Northern Indiana has filed its prepared direct testimony, stating that Northern Indiana has no current plans to restart the Mitchell Station. Interveners, including the Indiana Office of Utility Consumer Council, filed direct testimony on October 12, 2004. The IURC hearing of the City of Gary petition is scheduled for the fourth quarter of 2004.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana's retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. Northern Indiana's direct testimony was filed on August 6, 2004. The hearing in this matter is also scheduled for the fourth quarter of 2004.

On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO's implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO's implementation of standard market design mechanisms, such as the MISO's proposed real-time and day-ahead energy markets. The hearing in this matter is scheduled for the first quarter of 2005.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana's latest ECRM filing (ECR-4) was made in August 2004 for capital expenditures of $231.3 million. Northern

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

Indiana's first annual EERM filing (EER-1) was made in February 2004 for $1.9 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million. On October 8, 2004, Northern Indiana filed for approval of the revised cost estimates to meet the environmental standards. Northern Indiana anticipates a total capital investment amounting to approximately $305 million. The ECRM revenues amounted to $12.8 million for the nine months ended September 30, 2004, and $18.0 million from inception to date, while EERM revenues were $0.8 million for the first nine months of 2004.

5.    RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group (Columbia). The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

For all of the restructuring plans, a total of approximately 1,600 management, professional, administrative and technical positions have been identified for elimination. As of September 30, 2004, approximately 1,565 employees were terminated, of whom 3 and 13 employees were terminated during the quarter and nine months ended September 30, 2004, respectively. As of September 30, 2004 and December 31, 2003, the consolidated balance sheets reflected liabilities of $15.6 million and $19.5 million related to the restructuring plans, respectively. During the quarter and nine months ended September 30, 2004, $0.9 million and $3.7 million in payments were made, respectively, in association with the restructuring plans. Adjustments of $0.2 million were made for the first nine months of 2004, decreasing the restructuring liability for facility exit costs. Of the remaining restructuring liability, $12.3 million is related to facility exit costs.

6.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In May 2004, Columbia Gas Transmission Corporation (Columbia Transmission) identified certain facilities as being non-core to the operation of the pipeline system. As a result, Columbia Transmission is in the process of selling these facilities to third parties. NiSource has accounted for the assets of these facilities, with a net book value of approximately $14.2 million, as assets held for sale. During the third quarter of 2004, $1.1 million of these assets were sold for a nominal amount.

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

On August 29, 2003, NiSource sold its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER), to a subsidiary of Triana Energy Holdings (Triana). Under the CER sales agreement, Triana , an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), purchased all of the stock of CER for $330 million, plus the assumption of obligations to deliver approximately 94 billion cubic feet of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. Approximately $220 million of after-tax cash proceeds from the sale were used to reduce NiSource's debt. In addition, a $213 million liability related to the forward sales contracts was removed from the balance sheet. On January 28, 2003, NiSource's former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York for approximately $95 million. NiSource has accounted for CER as discontinued operations and has adjusted all periods presented accordingly.

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

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

Results from discontinued operations of CER (including the New York State properties), the six PEI subsidiaries and Transcom are provided in the following table:

                                                                       Three Months                Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                   -------------------        ---------------------
            ($ in millions)                                         2004         2003          2004          2003
------------------------------------------                         ------       ------        ------        -------
REVENUES FROM DISCONTINUED OPERATIONS                              $    -       $ 42.5        $    -        $ 154.6
                                                                   ------       ------        ------        -------

Loss (Income) from discontinued operations                           (5.2)        10.5         (10.9)           4.5
Income taxes                                                        (14.1)         4.4         (16.1)           3.2
                                                                   ------       ------        ------        -------
NET INCOME FROM DISCONTINUED OPERATIONS                            $  8.9       $  6.1        $  5.2        $   1.3
                                                                   ------       ------        ------        -------

The assets held for sale and assets of discontinued operations were net property, plant, and equipment of $19.2 million and $20.7 million at September 30, 2004 and December 31, 2003, respectively.

7.    RISK MANAGEMENT ACTIVITIES

NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133.)

HEDGING ACTIVITIES. The activity for the third quarter and nine months ended September 30, 2004 and September 30, 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                                                                                     Three Months               Nine Months
                                                                                 Ended September 30,        Ended September 30,
                                                                                 -------------------       --------------------
                    (in millions, net of tax)                                      2004       2003           2004        2003
--------------------------------------------------------------------------       -------    --------       -------     --------
Net unrealized gains on derivatives qualifying as cash flow
   hedges at the beginning of the period                                         $ 100.2    $   93.1       $  91.6     $   67.8

Unrealized hedging gains (losses) arising during the period on derivatives
   qualifying as cash flow hedges                                                   27.0       (19.5)         57.2         11.9

Reclassification adjustment for net gain (loss) included
   in net income                                                                    (8.9)        1.7         (30.5)        (4.4)
                                                                                 -------    --------       -------     --------
Net unrealized gains on derivatives qualifying as cash flow
   hedges at the end of the period                                               $ 118.3    $   75.3       $ 118.3     $   75.3
                                                                                 -------    --------       -------     --------

Unrealized gains and losses on NiSource's hedges were recorded as price risk management assets and liabilities along with unrealized gains on NiSource's marketing and trading portfolios. The accompanying consolidated balance sheets reflected price risk management assets related to unrealized gains on hedges of $242.0 million and $165.6 million at September 30, 2004 and December 31, 2003, respectively, of which $73.7 million and $51.3 million were included in "Current Assets" and $168.3 million and $114.3 million were included in "Other Assets." Price risk management liabilities related to unrealized losses on hedges (and net option premiums) were $18.5 million and $9.5 million at September 30, 2004 and December 31, 2003, respectively, of which $12.8 million and $9.3 million were included in "Current Liabilities" and $5.7 million and $0.2 million were included in "Other Liabilities and Deferred Credits."

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

During the third quarter 2004, there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also during the third quarter, NiSource reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $33.7 million, net of tax.

In addition, Northern Indiana engages in writing options that potentially obligate Northern Indiana to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana, Northern Indiana Fuel and Light Company, Kokomo Gas and Fuel Company and Northern Utilities, Inc. also use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their respective gas cost recovery mechanisms, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The consolidated balance sheets reflected $11.3 million and $1.2 million of price risk management assets associated with these programs at September 30, 2004 and December 31, 2003, respectively. In addition, the consolidated balance sheets reflected $0.7 million and $0.5 million of price risk management liabilities associated with these programs at September 30, 2004 and December 31, 2003, respectively.

For regulatory incentive purposes, the Columbia LDCs, comprised of Columbia Gas of Kentucky, Inc., Columbia Gas of Maryland, Inc., Columbia of Ohio, Columbia of Pennsylvania, and Columbia Gas of Virginia, Inc. enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The remaining change is recognized currently in earnings. The consolidated balance sheets reflected $6.6 million and $3.3 million of price risk management liabilities associated with the programs at September 30, 2004 and December 31, 2003, respectively.

On May 12, 2004, Columbia terminated fixed-to-variable interest rate swap agreements in a notional amount of $663.0 million with five counterparties. Columbia received an aggregate settlement payment of $1.8 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

On May 12, 2004, NiSource entered into fixed-to-variable interest rate swap agreements in a notional amount of $660.0 million with six counterparties having a 6 1/2-year term. NiSource will receive payments based upon a fixed 7.875% interest rate and pay a floating interest amount based on U.S. 6-month British Banker Association LIBOR plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on May 15, 2009 at mid-market.

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

The fair market values of NiSource's power trading assets and liabilities were $28.3 million and $28.3 million, respectively, at September 30, 2004 and $21.9 million and $23.4 million, respectively, at December 31, 2003.

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

FASB STAFF POSITION (FSP) NO. FAS 106-2 -- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003 (FSP 106-2). (SUPERSEDES FSP 106-1-- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. NiSource had previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-1. On July 1, 2004, NiSource adopted the provisions of FSP 106-2. The impact of accounting for the federal subsidy was not material to NiSource's financial position or results of operations.

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

                                                                                      SEPTEMBER 30,     December 31,
                 (in millions)                                                             2004             2003
-----------------------------------------------                                       -------------     ------------
Foreign currency translation adjustment                                                  $     -          $  (0.7)
Net unrealized gains on cash flow hedges                                                   118.3             91.7
Loss on available for sale securities                                                       (1.0)            (1.8)
Minimum pension liability adjustment                                                      (145.6)          (150.2)
                                                                                         -------          -------
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET                                          $ (28.3)         $ (61.0)
                                                                                         -------          -------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

11.   GUARANTEES AND INDEMNITIES

As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of other subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The total commercial commitments in existence at September 30, 2004 and the years in which they expire are:

         (in millions)                        Total        2004        2005         2006        2007        2008      After
-------------------------------             ---------    -------    ---------     -------      ------     -------   ---------
Guarantees of subsidaries debt              $ 3,843.1    $   2.7    $ 1,183.2     $ 293.1      $ 32.4     $   8.6   $ 2,323.1
Guarantees supporting commodity
   transactions of subsidiaries               1,260.3      113.3        309.1       606.0        32.8        53.0       146.1
Other guarantees                                368.5          -         50.4           -           -         9.6       308.5
Lines of credit                                 678.4      678.4            -           -           -           -           -
Letters of credit                               116.6        1.1         19.3         1.8         1.0        93.4           -
                                            ---------    -------    ---------     -------      ------     -------   ---------
Total commercial commitments                $ 6,266.9    $ 795.5    $ 1,562.0     $ 900.9      $ 66.2     $ 164.6   $ 2,777.7
                                            ---------    -------    ---------     -------      ------     -------   ---------

NiSource has guaranteed the payment of $3.8 billion of debt for various wholly-owned subsidiaries including Whiting Leasing LLC, NiSource Finance Corp. (NiSource Finance), and through a support agreement, NiSource Capital Markets, Inc. Other than debt associated with the former PEI subsidiaries that were sold, the debt is reflected on NiSource's consolidated balance sheet. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt's principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. NiSource Finance also maintains lines of credit with financial institutions. At September 30, 2004, the amount outstanding under the lines of credit and guaranteed by NiSource amounted to $678.4 million. Additionally, NiSource has issued guarantees, which support up to approximately $1.3 billion of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

NiSource has issued standby letters of credit of approximately $116.6 million through financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under covered contracts, the beneficiary may present its claim for payment to the financial institution, which will in turn request payment from NiSource.

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

After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy, Inc. (Whiting Clean Energy). The total of the outstanding debt guaranteed for Whiting Clean Energy at September 30, 2004 was $325.6 million. As of September 30, 2004, approximately $302.8 million of debt related to Whiting Clean Energy was included in NiSource's consolidated balance sheet.

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

NiSource retains certain operational and financial guarantees with respect to the former PEI subsidiaries and CER. NiSource has retained guarantees of $150.3 million as of September 30, 2004 of debt outstanding related to three of the former PEI projects. In addition, NiSource has retained several operational guarantees related to the former PEI subsidiaries. These operational guarantees are related to environmental compliance, inventory balances, employee relations, and a residual future purchase guarantee. The fair value of the guarantees was determined to be $11.1 million and a portion of the net proceeds in the sale amount were assumed allocated to the guarantees as prescribed by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45).

NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia II Limited (Mahonia) for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. NiSource will be indemnified by Triana, and MSCP will fund up to a maximum of $221 million of additional equity to Triana to support Triana's indemnity, for Triana's gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

Immediately after the closing of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. NiSource believes that the combination of Triana's proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $221 million of further commitments to Triana from MSCP, adequately offset any risk of losses that may be incurred by NiSource due to Triana's non-performance under the Mahonia agreements. Accordingly, NiSource has not recognized a liability related to the retention of the Mahonia guarantees.

12.   PENSION AND OTHER POSTRETIREMENT BENEFITS

NiSource used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. The following table provides the components of the plans' net periodic benefits cost (benefit) for the third quarter and nine months ended September 30, 2004 and September 30, 2003:

                                                                  PENSION BENEFITS               OTHER BENEFITS
                                                              ------------------------       ----------------------
Three months ended September 30, (in millions)                   2004           2003           2004          2003
----------------------------------------------                ---------       --------       --------      --------
NET PERIODIC COST
   Service cost                                               $     9.8       $    8.8       $    2.2      $    1.8
   Interest cost                                                   31.7           32.8            9.9           9.1
   Expected return on assets                                      (39.3)         (35.4)          (3.5)         (2.6)
   Amortization of transitional obligation                            -            1.4            2.9           2.9
   Amortization of prior service cost                               2.4            2.1            0.2             -
   Recognized actuarial (gain) loss                                 4.5            6.4            0.7          (0.9)
                                                              ---------       --------       --------      --------
NET PERIODIC BENEFITS COST                                    $     9.1       $   16.1       $   12.4      $   10.3
                                                              ---------       --------       --------      --------

NISOURCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

                                                                  PENSION BENEFITS               OTHER BENEFITS
                                                              ------------------------       ----------------------
Nine months ended September 30, (in millions)                    2004           2003           2004          2003
---------------------------------------------                 ---------       --------       --------      --------
NET PERIODIC COST
   Service cost                                               $    29.4       $   26.4       $    6.6      $    5.4
   Interest cost                                                   95.1           98.4           29.7          27.3
   Expected return on assets                                     (117.9)        (106.2)         (10.5)         (7.8)
   Amortization of transitional obligation                            -            4.2            8.7           8.7
   Amortization of prior service cost                               7.2            6.3            0.6             -
   Recognized actuarial (gain) loss                                13.5           19.2            2.1          (2.7)
                                                              ---------       --------       --------      --------
NET PERIODIC BENEFITS COST                                    $    27.3       $   48.3       $   37.2      $   30.9
                                                              ---------       --------       --------      --------

NiSource made a $14.9 million contribution to its pension plans and expects to contribute $40.1 million to its postretirement medical and life plans in 2004.

13.   SALE OF TRADE RECEIVABLES

On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreements, which replaced prior similar agreements, expire in May 2005, but can be renewed if mutually agreed to by both parties. As of September 30, 2004, $43.5 million of accounts receivable had been sold by CORC.

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004, but can be renewed if mutually agreed to by both parties. As of September 30, 2004, NRC had sold $105.0 million of accounts receivable.

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

                                                                   Three Months                   Nine Months
                                                                Ended September 30,           Ended September 30,
                                                               ---------------------       ------------------------
        (in millions)                                            2004          2003           2004           2003
-----------------------------                                  -------       -------       ---------      ---------
REVENUES
GAS DISTRIBUTION
Unaffiliated                                                   $ 394.8       $ 344.2       $ 2,955.1      $ 2,948.3
Intersegment                                                       4.6           2.0             8.6           16.3
                                                               -------       -------       ---------      ---------
Total                                                            399.4         346.2         2,963.7        2,964.6
                                                               -------       -------       ---------      ---------
GAS TRANSMISSION AND STORAGE
Unaffiliated                                                     133.1         136.7           433.3          441.5
Intersegment                                                      55.7          54.7           187.0          181.2
                                                               -------       -------       ---------      ---------
Total                                                            188.8         191.4           620.3          622.7
                                                               -------       -------       ---------      ---------
ELECTRIC OPERATIONS
Unaffiliated                                                     298.7         307.5           818.3          819.3
Intersegment                                                       4.6           7.3            13.3           17.7
                                                               -------       -------       ---------      ---------
Total                                                            303.3         314.8           831.6          837.0
                                                               -------       -------       ---------      ---------
OTHER
Unaffiliated                                                     144.2          83.7           464.5          297.1
Intersegment                                                       5.1          13.8            19.3           37.5
                                                               -------       -------       ---------      ---------
Total                                                            149.3          97.5           483.8          334.6
                                                               -------       -------       ---------      ---------
Adjustments and eliminations                                     (61.0)        (51.6)         (201.4)        (194.9)
                                                               -------       -------       ---------      ---------
CONSOLIDATED REVENUES                                          $ 979.8       $ 898.3       $ 4,698.0      $ 4,564.0
                                                               -------       -------       ---------      ---------

OPERATING INCOME (LOSS)
Gas Distribution                                               $ (35.7)      $ (27.2)      $   264.4      $   343.8
Gas Transmission and Storage                                      69.1          90.8           254.0          289.4
Electric                                                          95.4          89.5           236.2          206.2
Other                                                             (0.9)        (12.3)          (27.2)         (36.6)
Corporate                                                         (0.1)          8.1             0.5           (5.8)
                                                               -------       -------       ---------      ---------
CONSOLIDATED OPERATING INCOME                                  $ 127.8       $ 148.9       $   727.9      $   797.0
                                                               -------       -------       ---------      ---------

15.   SUBSEQUENT EVENT

On November 1, 2004 NiSource issued approximately 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource's Stock Appreciation Income Linked Securities(SM) (SAILS(SM)). NiSource received approximately $144.4 million in satisfaction of the SAILS holders' obligation under the stock purchase contracts, which was used to pay down short-term borrowings. Effective November 1, 2004, the interest rate on the $144.4 million of debentures that comprised the other component of the SAILS was reset to 3.628% per annum. The debentures mature November 1, 2006.

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

For the third quarter of 2004, income from continuing operations was $21.5 million, or $0.08 per share, compared to income from continuing operations of $23.5 million, or $0.09 per share for the 2003 period. Weather for the summer cooling season in the markets served by NiSource's electric utility this quarter was 18% cooler than the comparable quarter last year. Operating expenses for the third quarter of 2004 were favorably impacted by a reduction in uncollectible expense. Operating expenses increased by $34.2 million mainly due to the affect of reserve reversals and the gain on the sale of Columbia Service Partners, Inc. in the third quarter of 2003. Interest expense for the quarter decreased $13.6 million due to lower long-term interest rates as a result of refinancing activity completed in 2003 and a quarter-over-quarter reduction in debt balances. All per share amounts are basic earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

For the nine months ended September 30, 2004, NiSource reported income from continuing operations of $273.3 million, or $1.04 per share versus income from continuing operations of $285.1 million, or $1.10 per share for the comparable 2003 period. The first nine months of 2004 were affected by many key factors. Weather in the markets served by NiSource's natural gas utility and pipeline companies was approximately 7 percent warmer than the year-ago period. In addition, both this year and last year reflect lower interruptible transmission service revenues than those that have been historically realized by NiSource's pipeline business. Management has evaluated operational and market conditions, and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. Operating expenses in first nine months of 2004 were favorable impacted by reduced uncollectible expense, a reduction in estimated property taxes and the favorable settlement of a lawsuit. These reductions in expense in the 2004 period partially offset the 2003 impact of the gain on the sale of Columbia Service Partners, Inc., and the reversal of reserves and accrued expenses in 2003. Also, with lower average long-term borrowing rates and a reduction in the company's long-term debt, interest expense for the first nine month of 2004 decreased by $49.2 million, or 14.0 percent, compared with the year-ago period.

NiSource will continue to build value and customer trust by capitalizing on its super-regional utility and pipeline operations. NiSource will focus on: continuing to standardize its operations and improve on predictability and reliability; continuing to deliver the best possible service at the lowest cost; continuing to develop innovative ways to help customers manage heating bills and gas price volatility, with products such as a fixed-price option; continuing to find ways to control the cost of generating electricity; and pursuing projects that will bring long-term attractively priced gas supplies to the market.

RESULTS OF OPERATIONS
THE QUARTER ENDED SEPTEMBER 30, 2004

Net Income

NiSource reported net income of $28.8 million, or $0.11 per share, for the three months ended September 30, 2004, compared to net income of $15.4 million, or $0.06 per share, for the third quarter 2003. Operating income was $127.8 million, a decrease of $21.1 million from the same period in 2003. NiSource's net income reflects the impact of the discontinued operations, a $7.3 million gain in the third quarter of 2004, and an $8.1 million loss for the 2003 period. All per share amounts are basic earnings per share.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2004, were $590.4 million, a $13.1 million increase from the same period last year. Electric net revenue increased $5.0 million for the third quarter primarily due to increased revenue from environmental trackers. The impact of cooler weather on NiSource's electric utility was offset by the impact of reserves recorded for regulatory refunds recorded in the 2003 period. NiSource's Other Operations net revenues increased due mainly to a $5.1 million settlement of a lawsuit.

Expenses

Operating expenses for the third quarter 2004 were $462.6 million, an increase of $34.2 million from the 2003 period. Operation and maintenance expenses for NiSource increased, as the comparative results for the current quarter were impacted by the reversal of $11.0 million of accrued expenses for environmental remediation and the reversal of $6.8 million of reserves and accrued expenses in the 2003 period. In the current quarter, a decrease in uncollectible expense of $11.8 million, largely attributable to the bad debt cost tracker that was approved for Columbia Gas of Ohio, Inc. (Columbia of Ohio) in 2003, was partially offset by increases in employee and administrative expenses attributable mostly to pension funding. The 2003 period was also favorably impacted by a $16.2 million gain on the sale of Columbia Service Partners, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)

Interest expense, net was $100.0 million for the quarter, a decrease of $13.6 million compared to the third quarter 2003. The decrease was due mainly to lower long-term interest rates as a result of refinancing activity completed in 2003 and a quarter-over-quarter reduction in debt balances.

Income Taxes

Income tax expense for the third quarter 2004 was $6.7 million, a decrease of $6.4 million compared to the 2003 period, due to lower pre-tax income and the reversal of a $5.7 million tax reserve.

Discontinued Operations

The income from discontinued operations, net of tax, of $8.9 million for the third quarter 2004 is due mostly to a reduction in estimated state taxes associated with NiSource's exploration and production subsidiary, Columbia Energy Resources, Inc. (CER). The loss of $1.6 million on the disposition of discontinued operations was related to a post-sale adjustment. The loss of $8.1 million in the 2003 period was a result of an after-tax loss of $14.2 million, related to the sale of CER in the third quarter of 2003, slightly offset by income related to the operations of CER and the Primary Energy Inc. (Primary Energy) subsidiaries that were sold in the fourth quarter of 2003. NiSource accounted for CER and the Primary Energy subsidiaries as discontinued operations and has adjusted all periods presented accordingly.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Income

NiSource reported net income of $276.9 million, or $1.06 per share, for the nine months ended September 30, 2004, compared to a net loss of $54.6 million, or $0.21 loss per share, for the first nine months of 2003. Operating income was $727.9 million, a decrease of $69.1 million from the same period in 2003. NiSource's net income reflects the impact of the discontinued operations, a $3.6 million gain for the first nine months of 2004 versus a $330.9 million loss for the comparable 2003 period.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2004, were $2,198.5 million, a $50.2 million decrease from the same period last year. The decrease in gas net revenues was primarily a result of reduced residential and commercial natural gas sales and deliveries due to warmer weather of approximately $29.0 million, reduced revenue from cost trackers of $11.9 million, largely offset in operating expenses, and lower non-traditional revenue during the first nine months of 2004 compared with the same period in 2003. Both the 2004 period and the 2003 period reflect lower interruptible transmission service revenues than those that have been historically realized. Management has evaluated operational and market conditions, and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. The reduction in gas distribution revenue and transmission revenue was partially offset by a $21.8 million increase in electric net revenue for the first nine months of 2004, which was due to higher net revenues from environmental trackers, increased customer usage and the effect of reserves recorded for regulatory refunds in the comparable 2003 period.

Expenses

Operating expenses for the first nine months of 2004 were $1,470.6 million, an increase of $18.9 million from the 2003 period. Operation and maintenance expenses for the first nine months of 2004 were $16.6 million higher than they were in the 2003 period. The 2004 operating expenses were favorably impacted by reduced uncollectible expense of $15.1 million, the favorable settlement of a lawsuit of $14.3 million and a reduction in estimated property taxes of $19.8 million. The 2003 operating expenses were favorably impacted by a $16.2 million gain on the sale of Columbia Service Partners, Inc., the reversal of legal, environmental and other reserves and accrued expenses of $33.8 million and the favorable impact of insurance adjustments and recoveries of $15.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)

Interest expense, net was $302.3 million for the first nine months of 2004 compared to $351.5 million for the first nine months of last year. This decrease of $49.2 million was mainly due to lower long-term interest rates as a result of refinancing activity completed in 2003 and a year-over-year reduction in long-term debt and average short-term debt balances.

Income Taxes

Income tax expense for the first nine months of 2004 was $154.4 million, a decrease of $12.5 million compared to the 2003 period, due to lower pre-tax income and the reversal of a tax reserve.

Discontinued Operations

Income from discontinued operations, net-of-tax, was $5.2 million for the nine months ended September 30, 2004. The current period's income from discontinued operations, net-of-tax, is mostly due to a reduction in estimated state taxes associated with NiSource's exploration and production subsidiary, CER. For the 2003 period, an after-tax loss of $332.2 million was related to the sales of CER, six Primary Energy subsidiaries and Columbia Transmission Communications Corporation (Transcom), slightly offset by a first quarter 2003 gain on the sale of CER's interest in natural gas production properties in New York State. NiSource accounted for CER, Transcom and the Primary Energy subsidiaries as discontinued operations and has adjusted all periods presented accordingly.

Change in Accounting

The change in accounting in the first nine months of 2003 of $8.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

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

Net cash from continuing operations for the nine months ended September 30, 2004 was $814.4 million. Net cash from continuing operations increased $338.6 million from the comparable period a year-ago, mainly as a result of increased cash flow from working capital. The increase in cash flow from working capital was $242.4 million, driven largely by a lower level of exchange gas activity and reduction of higher priced inventory levels during 2004.

On November 1, 2004 NiSource issued approximately 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource's Stock Appreciation Income Linked Securities(SM) (SAILS(SM)). NiSource received approximately $144.4 million in satisfaction of the SAILS holders' obligation under the stock purchase contracts, which was used to pay down short-term borrowings. Effective November 1, 2004, the interest rate on the $144.4 million of debentures that comprised the other component of the SAILS was reset to 3.628% per annum. The debentures mature November 1, 2006.

During July 2004, Northern Indiana Public Service Company (Northern Indiana) redeemed $32.0 million of its medium-term notes, with an average interest rate of 6.53%.

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

Credit Facilities

During March 2004, NiSource obtained a new $500 million 364-day credit facility and a $750 million 3-year credit facility with a syndicate of banks led by Barclays Capital. The new facilities replaced an expiring $1.25 billion credit facility. NiSource had outstanding credit facility advances of $678.4 million at September 30, 2004, at a weighted average interest rate of 2.57%, and advances of $685.5 million at December 31, 2003, at a weighted average interest rate of 1.82%. As of September 30, 2004 and December 31, 2003, NiSource had $111.6 million and $121.4 million of standby letters of credit outstanding, respectively. At September 30, 2004, $93.3 million of the $111.6 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank which NiSource obtained during February 2004. As of September 30, 2004, $553.4 million of credit was available under the credit facilities. In addition, NiSource had standby letters of credit of $5.1 million and $4.9 million as of September 30, 2004 and December 31, 2003, respectively, issued under another credit facility.

Sale of Trade Receivables

On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreements, which replaced prior similar agreements, expire in May 2005, but can be renewed if mutually agreed to by both parties. As of September 30, 2004, $43.5 million of accounts receivable had been sold by CORC.

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004, but can be renewed if mutually agreed to by both parties. As of September 30, 2004, NRC had sold $105.0 million of accounts receivable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and lines of credit, which have interest rates that are indexed to short-term market interest rates. At September 30, 2004, the combined borrowings outstanding under these facilities totaled $678.4 million. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. The principal amount of such long-term debt subject to interest rate hedges at September 30, 2004 was $1,160.0 million. Based upon average borrowings under agreements subject to fluctuations in short-term market interest rates during the third quarter 2004, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $5.3 million and $14.9 million for the quarter and nine months ended September 30, 2004, respectively.

On May 12, 2004, Columbia Energy Group (Columbia) terminated fixed-to-variable interest rate swap agreements in a notional amount of $663.0 million with five counterparties. Columbia received an aggregate settlement payment of $1.8 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

On May 12, 2004, NiSource entered into fixed-to-variable interest rate swap agreements in a notional amount of $660.0 million with six counterparties having a 6 1/2-year term. NiSource will receive payments based upon a fixed 7.875% interest rate and pay a floating interest amount based on U.S. 6-month British Banker Association LIBOR plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on May 15, 2009 at mid-market.

Due to the nature of the industry, credit risk is a factor in many of NiSource's business activities. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative contracts such as interest rate swaps, credit risk arises when counterparties are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments, standby letters of credit and guarantees. Because many of NiSource's exposures vary with changes in market prices, NiSource also estimates the potential credit exposure over the remaining term of transactions through statistical analysis of market prices. In determining exposure, NiSource considers collateral and master netting agreements, which are used to reduce individual counterparty credit risk.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

The fair values of the contracts related to NiSource's trading operations, the activity affecting the changes in the fair values during the third quarter of 2004, the sources of the valuations of the contracts during 2004 and the years in which the remaining contracts mature are:

                                                                               Three Months Ended       Nine Months Ended
                         (in millions)                                         September 30, 2004      September 30, 2004
------------------------------------------------------------------             ------------------      ------------------
Fair value of contracts outstanding at the beginning of the period                   $ 1.9                   $ (1.5)
Contracts realized or otherwise settled during the period
  (including net option premiums received)                                             1.6                        -
Fair value of new contracts entered into during the period                            (3.0)                    (7.4)
Other changes in fair values during the period                                        (0.5)                     8.9
                                                                                     -----                   ------
Fair value of contracts outstanding at the end of the period                         $   -                   $    -
                                                                                     -----                   ------

           (in millions)                          2004     2005          2006          2007        2008      After
-----------------------------------              -----    ------         ----          ----        ----      -----
Prices actively quoted                           $   -    $    -         $  -          $  -        $  -      $   -
Prices from other external sources                 0.7       0.3            -             -           -          -
Prices based on models/other method                0.7      (1.7)           -             -           -          -
                                                 -----    ------         ----          ----        ----      -----
Total fair values                                $ 1.4    $ (1.4)        $  -          $  -        $  -      $   -
                                                 -----    ------         ----          ----        ----      -----

The caption "Prices from other external sources" generally includes contracts traded on electronic exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within "Prices based on models/other method" are generally valued employing the widely used Black-Scholes option-pricing model.

Market Risk Measurement

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.1 million, $0.2 million and effectively zero, during the third quarter of 2004, respectively. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.1 million and $0.1 million during the third quarter of 2004, respectively. Prospectively, management has set the VaR limits at $2.5 million for power trading and $0.5 million for gas marketing. Exceeding the VaR limits would result in management actions to reduce portfolio risk.

Refer to "Risk Management Activities" in Note 7 of the Notes to Consolidated Financial Statements for further discussion of NiSource's risk management.

OFF BALANCE SHEET ARRANGEMENTS

NiSource has issued guarantees that support up to approximately $1.3 billion of commodity-related payments for its current subsidiaries involved in energy marketing and power trading and to satisfy requirements under forward gas sales agreements of a former subsidiary. These guarantees were provided to counterparties to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets. In addition, NiSource has other guarantees, purchase commitments, operating leases, lines of credit and letters of credit outstanding. Refer to Note 7, Risk Management Activities, and Note 11, Guarantees and Indemnities, of the Notes to Consolidated Financial Statements for further discussion of NiSource's off balance sheet arrangements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS

                                                                      Three Months                 Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                  ---------------------      ----------------------
         (in millions)                                              2004         2003           2004         2003
--------------------------------                                  --------     --------      ---------    ---------
NET REVENUES
   Sales Revenues                                                 $  330.7     $  291.5      $ 2,636.5    $ 2,643.2
   Less: Cost of gas sold                                            220.7        170.0        1,963.5      1,899.3
                                                                  --------     --------      ---------    ---------
   Net Sales Revenues                                                110.0        121.5          673.0        743.9
   Transportation Revenues                                            68.7         54.7          327.2        321.4
                                                                  --------     --------      ---------    ---------
Net Revenues                                                         178.7        176.2        1,000.2      1,065.3
                                                                  --------     --------      ---------    ---------
OPERATING EXPENSES
   Operation and maintenance                                         142.8        137.4          471.8        456.6
   Depreciation and amortization                                      48.2         47.2          144.5        142.7
   Other taxes                                                        23.4         18.8          119.5        122.2
                                                                  --------     --------      ---------    ---------
Total Operating Expenses                                             214.4        203.4          735.8        721.5
                                                                  --------     --------      ---------    ---------
Operating Income (Loss)                                           $  (35.7)    $  (27.2)     $   264.4    $   343.8
                                                                  ========     ========      =========    =========

REVENUES ($ IN MILLIONS)
   Residential                                                       193.8        164.9        1,644.7      1,720.0
   Commercial                                                         70.8         61.4          583.5        614.1
   Industrial                                                         27.6         28.4          146.3        138.9
   Transportation                                                     68.7         54.7          327.2        321.4
   Off System Sales                                                   24.9          6.6          180.2         67.2
   Other                                                              13.6         30.2           81.8        103.0
                                                                  --------     --------      ---------    ---------
Total                                                                399.4        346.2        2,963.7      2,964.6
                                                                  --------     --------      ---------    ---------

SALES AND TRANSPORTATION (MMDTH)
   Residential sales                                                  13.8         13.2          151.2        164.0
   Commercial sales                                                    6.4          6.2           59.4         64.2
   Industrial sales                                                    4.1          3.5           17.5         15.6
   Transportation                                                     95.6         86.3          395.6        372.4
   Off System Sales                                                    4.5          1.3           30.5          6.6
   Other                                                               0.1          1.3            0.2          3.5
                                                                  --------     --------      ---------    ---------
Total                                                                124.5        111.8          654.4        626.3
                                                                  --------     --------      ---------    ---------

HEATING DEGREE DAYS                                                     33           66          3,191        3,437
NORMAL HEATING DEGREE DAYS                                              58           58          3,196        3,178
% COLDER (WARMER) THAN NORMAL                                          (43%)         14%             0%           8%

CUSTOMERS
   Residential                                                                               2,314,195    2,229,713
   Commercial                                                                                  211,649      206,600
   Industrial                                                                                    5,820        5,882
   Transportation                                                                              725,572      783,964
   Other                                                                                            61          155
                                                                  --------     --------      ---------    ---------
Total                                                                    -            -      3,257,297    3,226,314
                                                                  --------     --------      ---------    ---------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Regulatory Matters

Through October 2004, Columbia of Ohio operated under a regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio's regulatory framework from November 2004 through October 2010. The majority of Columbia of Ohio's contracts with interstate pipelines expired in October 2004, and the amended stipulation would have permitted Columbia of Ohio to renew those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also have:
(1) extended Columbia of Ohio's CHOICE(R) program through October 2010; (2) provided Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE(R) program; and (3) allowed Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation from Columbia of Ohio and a collaborative of parties. The order extended Columbia of Ohio's CHOICE(R) program only through December 31, 2007 and declined to pre-approve the amount of interstate pipeline firm capacity for which Columbia of Ohio could contract. In addition, the PUCO made other modifications which would limit Columbia of Ohio's ability to generate additional revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the allocation of revenues generated through off-system sales. The order allowed Columbia of Ohio to record post-in-service carrying charges on plant placed in service after October 2004 and allowed the deferral of property taxes and depreciation associated with such plant.

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation, consistent with standard regulatory process, petitioned the PUCO for rehearing on the components which were modified in the order. That same day the Office of the Ohio Consumers' Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004, the PUCO issued an order on rehearing, in which it denied the OCC's motion to dismiss and its application for rehearing. The PUCO granted, in part, the joint application filed by Columbia of Ohio and others. In granting the joint application for rehearing, in part, the PUCO did the following: (1) revised the term of the stipulation so that it runs through October 31, 2008;
(2) restored the mandate that required natural gas marketers participating in the CHOICE(R) program obtain 75% of their interstate capacity directly from Columbia of Ohio; and (3) revised the mechanism applicable to Columbia of Ohio's sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio must now begin sharing such revenue with the customers when the annual revenue exceeds $25 million, instead of $35 million as originally proposed by Columbia of Ohio and other collaborative parties.

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

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting, as required. On June 9, 2004, the PUCO denied the OCC's Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO's May 5, 2004 order on rehearing, which granted in part Columbia of Ohio's joint application for rehearing, and the PUCO's June 9, 2004 order, denying the OCC's Second Application for Rehearing. On August 4, 2004, Columbia of Ohio moved to intervene in the appellate proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. As of September 30, 2004, Columbia of Ohio has $48 million of uncollected accounts receivable pending future recovery. On October 1, 2004 Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider. On October 20, 2004 the PUCO issued an Entry that approved this request. The PUCOs approval of this request will result in Columbia's commencement of recovery in November 2004 of the aforementioned deferred uncollectible accounts receivables and future bad-debt recovery requirements.

On June 11, 2004, Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania) signed a settlement agreement (Settlement Agreement) in its annual gas cost recovery proceeding with The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism begins October 1, 2004 and ends on September 30, 2006. On September 10, 2004, the Pennsylvania Public Utility Commission approved the Settlement Agreement.

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment (GCA) mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's GCA factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

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

Northern Indiana's GCA5 annual demand filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003 and approved by the IURC for implementation as interim rates, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. A hearing was held before the IURC on July 18, 2004 in support of the settlement. Among the settlement agreement's provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval. This refund is the resolution of issues similar to those from March 2003. An additional provision of the agreement was to extend the current Alternative Regulatory Procedure (ARP), including Northern Indiana's gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005. The IURC approved the joint stipulation and agreement, without change, at their August 18, 2004 administrative meeting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Northern Indiana's GCA 6 annual demand filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004 and approved by the IURC on October 20, 2004 for implementation as interim rates, subject to refund, effective November 1, 2004.

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents 7 marketers participating in Northern Indiana Choice) filed a Stipulation and Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP decision to March 31, 2006. The agreement, if approved by the IURC extends the expiration date of Northern Indiana's gas incentive mechanism - GCIM to March 31, 2006 as well. The agreement grandfathers the terms of existing contracts that marketers have with Choice customers. Lastly, the agreement establishes a scope for negotiations that Parties will follow when convening within the next several months to establish a long-term resolution of ARP.

On September 21, 2004, Northern Indiana petitioned the IURC under the ARP statutory requirements to permit a two-year pilot low-income energy assistance program. The program, filed under the name NIPSCO Winter Warmth provides, if approved, approximately $4.0 million of assistance for customer security deposits and bill assistance for qualifying low-income customers presently disconnected for non-payment or at risk for disconnection. As proposed, Northern Indiana will fund this program through a monthly $0.50 charge to residential and general service customers and an annual contribution of $200,000 from Northern Indiana.

All of the Columbia distribution companies hold long-term contracts for pipeline and storage services with its affiliate pipelines, Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gulf Transmission Company (Columbia Gulf), and a majority of those contracts expired on October 31, 2004. The Columbia distribution companies are comprised of Columbia Gas of Kentucky, Inc., Columbia Gas of Maryland, Inc., Columbia of Ohio, Columbia of Pennsylvania, and Columbia Gas of Virginia, Inc. (Columbia of Virginia). Several distribution companies discussed their plan to renew pipeline and storage contracts with industry stakeholders to ensure the continued ability to serve the requirements of firm customers in a tightening capacity market. All contract negotiations between the distribution companies and Columbia Transmission and Columbia Gulf have been resolved prior to the contracts expiring. In addition, certain contracts were subject to the approval of the respective state regulatory agencies. On April 29, 2004, the Pennsylvania Public Utility Commission approved a request by Columbia of Pennsylvania to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Pennsylvania's storage contracts and approximately half of its pipeline contracts will be renewed for terms of fifteen years, while the remaining pipeline contracts will be renewed on a tiered basis for terms ranging from five or ten years. Columbia of Pennsylvania will also acquire additional capacity to meet customer requirements on peak days. In addition, on August 3, 2004, the Virginia State Corporation Commission approved a request by Columbia of Virginia to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Virginia's storage and pipeline contracts with Columbia Transmission and Columbia Gulf will be renewed for terms of fifteen years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Weather in the Gas Distribution Operation's territories for the third quarter of 2004 was 43% warmer than normal and 50% warmer than the third quarter of 2003.

For the first nine months of 2004, weather was normal. However, the first nine months of 2004 was 7% warmer than the first nine months of 2003.

Throughput

Total volumes sold and transported of 124.5 million dekatherms (MMDth) for the third quarter of 2004 increased 12.7 MMDth from the same period last year primarily due to increased transportation sales and off-system sales.

For the nine month period ended September 30, 2004, total volumes sold and transported were 654.4 MMDth, an increase of 28.1 MMDth from the same period in 2003 primarily reflecting increased off-system sales and transportation sales in the first nine months of 2004 compared to the first nine months of 2003, partly offset by a reduction of residential and commercial sales.

Net Revenues

Net revenues for the three months ended September 30, 2004 were $178.7 million, an increase of $2.5 million from the same period in 2003. The increase in net revenues was primarily a result of higher transportation revenue in the current quarter, and the affect of lower non-weather related gas sales and incentive program revenue in the comparable 2003 period.

For the nine month period ended September 30, 2004, net revenues were $1,000.2 million, a $65.1 million decrease from the same period in 2003, largely due to reduced residential and commercial sales of $29.0 million as a result of warmer weather, lower cost tracker and gross receipts tax revenues of $11.9 million that are generally offset in operating expenses, and lower non-traditional revenues.

Operating Income (Loss)

For the third quarter of 2004, Gas Distribution Operations reported an operating loss of $35.7 million, versus an operating loss of $27.2 million for the comparable period in 2003. The increased operating loss was mainly attributable to higher operating expenses for the third quarter 2004 due primarily to the comparable 2003 period being favorably impacted by the reversal of $8.9 million in reserves and accrued expenses. The current period was favorably impacted by a decrease in uncollectible expense of $11.2 million largely attributable to the bad debt cost tracker that was approved for Columbia of Ohio in December 2003, partially offset by an increase in employee and administrative expenses.

Operating income for the first nine months of 2004 totaled $264.4 million, a $79.4 million decrease compared to the same period in 2003 largely due to lower net revenues of $65.1 million discussed above. Higher employee and administrative expenses were offset by a decrease in uncollectible expense of $14.5 million. Operating expenses increased $14.3 million due mainly to the impact of the reversal of reserves and accrued expenses of $11.1 million and an adjustment to change the allocation of corporate employee and administrative expenses of $5.2 million in the 2003 period. Other taxes was favorably impacted by a reduction of an accrual for estimated property tax expense of $6.5 million and lower gross receipts taxes offset in revenue, and unfavorably impacted by $11.7 million of increased sales tax accruals in the 2004 and 2003 periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS

                                                                         Three Months               Nine Months
                                                                     Ended September 30,        Ended September 30,
                                                                     -------------------       --------------------
         (in millions)                                                 2004       2003           2004        2003
--------------------------------                                     -------    --------       -------     --------
OPERATING REVENUES
   Transportation revenues                                           $ 142.4    $  145.1       $ 479.1     $  480.1
   Storage revenues                                                     44.3        44.2         134.0        133.5
   Other revenues                                                        2.1         2.1           7.2          9.1
                                                                     -------    --------       -------     --------
Total Operating Revenues                                               188.8       191.4         620.3        622.7
Less: Cost of gas sold                                                   2.1         5.7          12.5         12.8
                                                                     -------    --------       -------     --------
Net Revenues                                                           186.7       185.7         607.8        609.9
                                                                     -------    --------       -------     --------
OPERATING EXPENSES
   Operation and maintenance                                            76.9        56.4         226.3        197.6
   Depreciation and amortization                                        28.2        27.8          85.9         83.4
   Loss (Gain) on sale of assets                                        (0.1)       (0.1)          0.2          0.1
   Other taxes                                                          12.6        10.8          41.4         39.4
                                                                     -------    --------       -------     --------
Total Operating Expenses                                               117.6        94.9         353.8        320.5
                                                                     -------    --------       -------     --------
Operating Income                                                     $  69.1    $   90.8       $ 254.0     $  289.4
                                                                     =======    ========       =======     ========

THROUGHPUT (MMDTH)
Columbia Transmission
   Market Area                                                         125.9       127.8         701.2        734.1
Columbia Gulf
   Mainline                                                            114.9       127.8         415.5        481.5
   Short-haul                                                           28.9        35.9          76.8         94.5
Columbia Pipeline Deep Water                                             4.1         1.5          12.8          4.9
Crossroads Gas Pipeline                                                  9.2         9.1          29.7         25.2
Granite State Pipeline                                                   3.5         2.1          23.1         23.1
Intrasegment eliminations                                             (116.6)     (127.6)       (415.3)      (464.2)
                                                                     -------    --------       -------     --------
Total                                                                  169.9       176.6         843.8        899.1
                                                                     -------    --------       -------     --------

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

Pipeline Firm Service Contracts

The services of Columbia Transmission and Columbia Gulf consist of open access transportation services, and open access storage services in the case of Columbia Transmission. These services are provided primarily to LDCs. On October 31, 2004, firm contracts expired for both Columbia Transmission and Columbia Gulf, representing approximately 60% of the Transmission Segment's net annual revenues. Based upon commitments made to date, the Transmission Segment is projecting a reduction of approximately $40 million in annual revenues under the replacement contracts, which represents approximately 5% of total Segment revenues. The terms of the replacement contracts entered into by Columbia Transmission and Columbia Gulf range from one year to 15 years, with an average term of approximately 7 years. Certain customers, who have storage and related transportation contracts which were extended through the end of the 2004/2005 winter, have not made long-term commitments. These customers represent 16% of the Transmission Segment's annual net revenues. It's anticipated that these customers will make longer-term elections in early 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

Regulatory Matters

On February 28, 2003, Columbia Transmission filed with the Federal Energy Regulatory Commission (FERC) certain scheduled annual rate adjustments, designated as the Transportation Costs Rate Adjustment (TCRA), Retainage Adjustment Mechanism (RAM), and Electric Power Cost Adjustment (EPCA). These filings sought recovery, during the period April 1, 2003 through March 31, 2004, of certain expenses relating to transportation costs incurred by Columbia Transmission on interconnecting pipelines and electric costs incurred in the operation of certain compressors (TCRA and EPCA, respectively), as well as quantities of gas required by Columbia Transmission to operate its pipeline system RAM. The recovery of each of these costs occurs through a "tracker" which ensures full recovery of actual expenses. Each of the three filings was conditionally accepted by the FERC subject to refund and the filing of additional data by Columbia Transmission. On October 1, 2003, the FERC issued an order accepting Columbia Transmission's TCRA filing, and accepting the full recovery of upstream transportation costs. On February 11, 2004, the FERC issued an order regarding the annual EPCA filing, which upheld Columbia Transmission's ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover electric power costs incurred by a newly expanded electric-powered compressor station from specific customers. The order also limits Columbia Transmission's ability to prospectively discount its EPCA rates. Management does not believe this order will have a material financial impact. On April 14, 2004 the FERC issued an order accepting Columbia Transmission's RAM filing and approving the full recovery of gas required in system operations. The FERC will permit parties to pursue certain issues raised in the 2003 filing in connection with consideration of Columbia Transmission's 2004 RAM filing, which became effective April 1, 2004, and is currently pending.

Environmental Matters

On April 1, 2004, the U.S. Environmental Protection Agency (EPA) issued its final Phase II nitrogen oxide (NOx) regulation establishing NOx budgets for states. States will be developing State Implementation Plans (SIPs) which may impact certain compressor station engines/turbines owned by Columbia Transmission and Columbia Gulf. Columbia Transmission and Columbia Gulf will continue to monitor the development of SIPs, but anticipates that the cost will not be material.

The EPA has issued maximum achievable control technology (MACT) standards for hazardous air pollutants for stationary combustion turbines and reciprocating internal combustion engines. The final standards for turbines do not impose any additional compliance costs. The MACT for reciprocating internal combustion engines will only impact one Columbia Transmission facility and the estimated cost of compliance is expected to be immaterial.

On April 15, 2004, the EPA finalized the 8-hour ozone non-attainment areas. After designation, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas. Resulting state rules could require additional reductions in NOx. Columbia Transmission and Columbia Gulf will monitor implementation of the rules. While the outcome of such rulemakings is uncertain, the cost could be significant.

Proposed Millennium Pipeline Project

The proposed Millennium Pipeline Project (Millennium), in which Columbia Transmission is participating and will serve as developer and operator, will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is now being marketed in two phases. Phase 1 of the project is to begin at a proposed interconnect with the Empire State Pipeline (Empire), an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse. Empire would construct a lateral pipeline southward to connect with Millennium near Corning, N.Y. Millennium would extend eastward to an interconnect with Algonquin Gas Transmission at Ramapo, N.Y. As currently planned, Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
GAS TRANSMISSION AND STORAGE OPERATIONS (CONTINUED)

On September 19, 2002, the FERC issued its order granting final certificate authority for the original Millennium project and specified that Millennium may not begin construction until certain environmental and other conditions are met. One such condition, impacting what is now being marketed as Phase 2 of the project, is compliance with the Coastal Zone Management Act, which is administered by the State of New York's Department of State (NYDOS). NYDOS has determined that the Hudson River crossing plan is not consistent with the Act. Millennium's appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the U.S. Department of Commerce ruling relating to the project's Hudson River crossing plan in the U.S. Federal District Court on February 13, 2004. The procedural schedule calls for all briefings to be completed by the first quarter of 2005.

During the second quarter of 2004, a NiSource affiliate purchased an additional interest in the project. NiSource intends to find another sponsor by the end of 2004 to purchase this interest. During the third quarter of 2004, KeySpan Millennium, L.L.C. (subsidiary of KeySpan Corporation) purchased the interest of West Coast Energy, Inc. (subsidiary of Duke Energy Corp.). The other sponsors are Columbia Transmission and MCN Energy Group, Inc. (subsidiary of DTE Energy Co.).

Throughput

Throughput for the Gas Transmission and Storage Operations segment totaled 169.9 MMDth for the third quarter 2004, compared to 176.6 MMDth for the same period in 2003. The decrease of 6.7 MMDth is due mainly to a continued decline of offshore natural gas production.

Throughput for the nine months ended September 30, 2004 was 843.8 MMDth, a decrease of 55.3 MMDth from the same period in 2003 due to warmer weather in the first half of 2004 than for the comparable period in 2003, a continued decline of offshore natural gas production, and other non-weather factors.

Net Revenues

Net revenues were $186.7 million for the third quarter of 2004, an increase of $1.0 million from the same period in 2003. Net revenues increased due to higher demand charge revenues partially offset by a reduction in interruptible service revenues primarily due to lower throughput.

Net revenues were $607.8 million for the nine months ended September 30, 2004, a decrease of $2.1 million from the comparable 2003 period. Both of the nine-month periods reflect lower interruptible transmission service revenues than those that have been historically realized. Management has evaluated operational issues and market conditions and anticipates that there will be fewer opportunities for interruptible revenue on an ongoing basis. The 2003 period was unfavorably impacted by higher costs to meet customer demand during a period of sustained cold weather in the Northeast market areas during the first quarter of 2003. Also, net revenues for the 2004 period decreased due to lower throughput, which was partially offset by an increase in demand changes.

Operating Income

Operating income was $69.1 million for the third quarter of 2004, a decrease of $21.7 million from the third quarter of 2003 due to increased operating expenses. The increase in operating expenses in the third quarter 2004 is attributable to higher employee and administrative expenses of $6.7 million, primarily due to an increase in pension expense. The comparable 2003 period benefited from the reversal of $11.0 million in accrued expenses for environmental remediation, the reversal of a franchise tax reserve and the receipt of insurance proceeds.

For the nine months ended September 30, 2004, operating income was $254.0 million, a $35.4 million decrease from the comparable 2003 period. The decrease was mainly attributable to higher operating expenses as a result of higher employee and administrative expenses of $9.0 million, primarily due to an increase in pension expense. The comparable 2003 period benefited from the reversal of $11.0 million in accrued expenses for environmental remediation and the $6.6 million reversal of a legal reserve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS

                                                                         Three Months              Nine Months
                                                                     Ended September 30,       Ended September 30,
                                                                    --------------------     ----------------------
         (in millions)                                                 2004       2003           2004        2003
---------------------------------                                   --------    --------     ---------    ---------
NET REVENUES
    Sales revenues                                                  $  303.3    $  314.8     $   831.6    $   837.0
    Less: Cost of sales                                                 92.4       108.9         258.7        285.9
                                                                    --------    --------     ---------    ---------
Net Revenues                                                           210.9       205.9         572.9        551.1
                                                                    --------    --------     ---------    ---------
OPERATING EXPENSES
    Operation and maintenance                                           57.2        57.0         176.3        167.4
    Depreciation and amortization                                       44.1        43.4         132.6        130.7
    Other taxes                                                         14.2        16.0          27.8         46.8
                                                                    --------    --------     ---------    ---------
Total Operating Expenses                                               115.5       116.4         336.7        344.9
                                                                    --------    --------     ---------    ---------
Operating Income                                                    $   95.4    $   89.5     $   236.2    $   206.2
                                                                    ========    ========     =========    =========

REVENUES ($ IN MILLIONS)
    Residential                                                         86.9        94.7         224.8        229.3
    Commercial                                                          78.8        84.0         222.4        220.4
    Industrial                                                         100.3        90.9         304.1        282.2
    Wholesale                                                           18.8        34.0          41.6         79.4
    Other                                                               18.5        11.2          38.7         25.7
                                                                    --------    --------     ---------    ---------
Total                                                                  303.3       314.8         831.6        837.0
                                                                    --------    --------     ---------    ---------

SALES (GIGAWATT HOURS)
    Residential                                                        923.7     1,008.1       2,372.4      2,436.8
    Commercial                                                         990.1     1,011.8       2,749.6      2,722.5
    Industrial                                                       2,295.3     2,176.4       6,960.7      6,655.3
    Wholesale                                                          504.2       911.8       1,063.6      2,205.2
    Other                                                               31.0        36.0          97.2         97.2
                                                                    --------    --------     ---------    ---------
Total                                                                4,744.3     5,144.1      13,243.5     14,117.0
                                                                    --------    --------     ---------    ---------

COOLING DEGREE DAYS                                                      377         459           582          572
NORMAL COOLING DEGREE DAYS                                               576         584           803          808
% WARMER (COOLER) THAN NORMAL                                            (35%)       (21%)         (28%)        (29%)

ELECTRIC CUSTOMERS
    Residential                                                                                389,878      386,227
    Commercial                                                                                  49,983       48,984
    Industrial                                                                                   2,518        2,548
    Wholesale                                                                                       26           19
    Other                                                                                          777          795
                                                                    --------    --------     ---------    ---------
Total                                                                                          443,182      438,573
                                                                    --------    --------     ---------    ---------

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 443 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes that will impact Electric Operations' structure and profitability. Notwithstanding those changes, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to improve operating efficiencies in this changing environment.

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $41.9 million and $39.8 million were recognized for electric customers for the first nine months of 2004 and 2003, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004 the IURC issued an order which denied Northern Indiana's request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $0.9 million in MISO fees in the third quarter 2004. The MISO
Schedule 10 administrative fees are currently estimated to be approximately $2.8 million annually. On October 6, 2004, the IURC denied Northern Indiana's Motion for Reconsideration. Northern Indiana filed its notice of appeal and this matter is pending.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with the FERC detailed tariff information, with a planned initial operation date of March 1, 2005. Northern Indiana and EnergyUSA-TPC Corp. (TPC) are actively pursuing roles in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana and TPC conduct their electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana or TPC.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. This negotiated cap agreement is subject to continuing negotiations. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers' challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) returns to service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating units, which includes the Mitchell Station. On October 8, 2004, Northern Indiana requested proposals from wholesale power marketers to provide power under varying terms and conditions. These proposals will be evaluated after the submittal date on November 5, 2004. Northern Indiana requested similar proposals during 2003 which were not executed. In February 2004, the City of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking valuation of the Mitchell Station and determination of the terms and conditions under which the City of Gary would acquire the Mitchell Station. The procedural schedule for the City of Gary has been set, and Northern Indiana has filed its prepared direct testimony, stating that Northern Indiana has no current plans to restart the Mitchell Station. Interveners, including the Indiana Office of Utility Consumer Council, filed direct testimony on October 12, 2004. The IURC hearing of the City of Gary petition is scheduled for the fourth quarter of 2004.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana's retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. Northern Indiana's direct testimony was filed on August 6, 2004. The hearing in this matter is also scheduled for the fourth quarter of 2004.

On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO's implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO's implementation of standard market design mechanisms, such as the MISO's proposed real-time and day-ahead energy markets. The hearing in this matter is scheduled for the first quarter of 2005.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana's latest ECRM filing (ECR-4) was made in August 2004 for capital expenditures of $231.3 million. Northern Indiana's first annual EERM filing (EER-1) was made in February 2004 for $1.9 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million. On October 8, 2004, Northern Indiana filed for approval of the revised cost estimates to meet the environmental standards. Northern Indiana anticipates a total capital investment amounting to approximately $305 million. The ECRM revenues amounted to $12.8 million for the nine months ended September 30, 2004, and $18.0 million from inception to date, while EERM revenues were $0.8 million for the first nine months of 2004.

Environmental Matters

AIR. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA's NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx Compliance plan and is currently in compliance with the NOx limits. In implementing the NOx compliance plan, Northern Indiana has expended approximately $264.2 million as of September 30, 2004 to install NOx reduction technology at each of its active generating stations and estimates total capital costs of approximately $305 million. Actual compliance costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
ELECTRIC OPERATIONS (CONTINUED)

In March 2004, the State of North Carolina filed a petition under Section 126 of the Clean Air Act seeking the EPA imposition of additional NOx and sulfur dioxide (SO2) reductions from electrical generating units in 13 states, including Indiana. The EPA is addressing the issues raised by North Carolina in other current regulatory initiatives that are being monitored by Northern Indiana.

On April 15, 2004, the EPA finalized the 8-hour ozone non-attainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from coal-fired boilers including Northern Indiana's electric generating stations. Until the rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States. These amendments would apply to the provisions of the regional haze rule that require emissions controls known as best available retrofit technology (BART) for BART eligible industrial facilities emitting air pollutants that reduce visibility. Under the rule, states would be required to develop rules that specify the stringency, type of reductions, and controls that could be applied to BART eligible sources consistent with the EPA guidance. The BART eligible sources include facilities that were built between 1962 and 1977, have the potential to emit more than 250 tons a year of visibility impairing emissions, and fall within one of 26 categories, including utility and industrial boilers. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, SO2 and particulate matter from coal-fired boilers including Northern Indiana's electric generating stations. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

The EPA Administrator signed a Supplemental Notice of Proposed Rulemaking on May 18, 2004. This rule requires that each state must submit to the EPA a plan that demonstrates it will meet its assigned statewide Clean Air Interstate Rule SO2 and NOx emissions budget. The final EPA rule is expected by late Fall, 2004. Until the Federal and State rules are promulgated, the potential impact is uncertain. Northern Indiana will continue to closely monitor developments in this area.

On June 28 and 29, 2004, the EPA responded to the states' initial recommendations for the EPA designation of areas meeting and not meeting the National Ambient Air Quality Standards (NAAQS) for fine particles. (Fine particles are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM2.5.) The states will have 120 days to comment on or dispute these recommendations. Once the designations are finalized, states will need to initiate rulemaking that would seek emissions reductions to bring the designated areas into attainment. Northern Indiana will continue to closely monitor developments in this area.

In late 1999 the EPA initiated a New Source Review enforcement action against several industries including the electric utility industry concerning rule interpretations that have been the subject of recent (prospective) reform regulations. Northern Indiana has received and responded to the EPA information requests on this subject, most recently in June 2002. The EPA issued a Notice of Violation (NOV) to Northern Indiana on September 29, 2004, for alleged violations of the Clean Air Act and the SIP. Specifically, the NOV alleges that modifications were made to certain boiler units at the Michigan City, Schahfer, and Bailly Generating Stations without obtaining appropriate air permits for the modifications. Northern Indiana has held an initial meeting with the EPA to discuss the violations alleged in the NOV but is unable, at this time, to predict the timing or likely outcome of this EPA action.

WATER. On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the mortality of aquatic organisms at their cooling water intake structures. The EPA has delayed the publication of the rule to complete additional revisions. The rule was reissued on July 9, 2004 and becomes effective on September 7, 2004. Under this rule, plants will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems whose compliance is based on any of five options. Specific impacts of the final Phase II rule on the four (4) Northern Indiana generating stations are in the process of being determined at this time.

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

Sales

Electric sales for the third quarter 2004 were 4,744.3 gwh, a decrease of 399.8 gwh compared to the 2003 period, mainly as a result of 18% cooler weather than the comparable period and decreased wholesale transaction sales, which was offset in part by an improvement in industrial sales due to increased demand from the steel industry.

Electric sales for the first nine months of 2004 was 13,243.5 gwh, a decrease of
873.5 gwh compared to the 2003 period, as a result of the cooler weather during the third quarter and decreased wholesale transaction sales.

Net Revenues

In the third quarter 2004, electric net revenues of $210.9 million increased by $5.0 million from the comparable 2003 period. Net revenue increased primarily due to environmental trackers of $4.3 million, increased transmission revenues of $2.1 million, and the impact of reserves of $3.0 million recorded for regulatory refunds in the 2003 period. These increases were partially offset by a reduction of $6.2 million in net revenues resulting from cooler weather in the current period.

In the first nine months of 2004, electric net revenues were $572.9 million, an increase of $21.8 million from the comparable 2003 period due to higher net revenues from environmental trackers of $11.0 million, and an increase in non-weather-related usage and customer count of $7.4 million and the effect of reserves recorded for regulatory refunds of $12.3 million in the comparable 2003 period. These increases were partially offset by unfavorable weather amounting to $6.0 million, the majority of which occurred in the current quarter and a decrease in net revenues of $3.2 million as a result of a reduced interruptible sales tariff for industrial customers approved by the IURC earlier this year.

Operating Income

Operating income for the third quarter 2004 was $95.4 million, an increase of $5.9 million from the same period in 2003. This increase for the comparative quarters was primarily due to the increase in net revenue mentioned above. Operating expenses decreased due to reduced electric production maintenance expenses of $2.7 million, a $1.7 million reduction of an accrual for estimated property tax expense and a $0.6 million decrease in employee and administrative expenses. These decreases in operating expenses were partially offset by an increase in insurance expense of $1.0 million, MISO administrative fees of $0.9 million in the current quarter and the impact of a $1.8 million adjustment to a reserve for employee insurance in the 2003 period.

Operating income for the first nine months of 2004 was $236.2 million, an increase of $30.0 million from the same period in 2003. The increase was primarily due to increased net revenue mentioned above and an overall reduction in operating expenses of $8.2 million. Contributing to current period expense savings was a reduction of an accrual for prior year estimated property taxes of $14.9 million and a reduction in the current year accrual of $4.5 million. Operation and maintenance expenses increased $8.9 million due mainly to an adjustment to an insurance reserve of $3.8 million recorded in 2003, an expense of $3.3 million recorded in the first quarter of 2004 representing Electric Operations' portion of the redemption premium from the early extinguishment of certain medium-term notes at Northern Indiana, MISO administrative expenses of $3.0 million recognized this year, higher outside services expense of $1.8 million and higher employee and administrative expenses of $1.4 million. These increases in operation and maintenance expenses were partially offset by a $3.2 million reversal of claims reserves upon settlement in the second quarter of 2004, lower electric production maintenance expense of $2.4 million, and $1.5 million in property insurance reimbursements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER OPERATIONS

                                                                         Three Months               Nine Months
                                                                     Ended September 30,        Ended September 30,
                                                                    ---------------------       -------------------
           (in millions)                                              2004         2003           2004       2003
---------------------------------------                             --------     --------       -------    --------
NET REVENUES
   Products and services revenue                                    $  149.3     $   97.5       $ 483.8    $  334.6
   Less:  Cost of products purchased                                   134.0         90.4         462.5       315.1
                                                                    --------     --------       -------    --------
Net Revenues                                                            15.3          7.1          21.3        19.5
                                                                    --------     --------       -------    --------
OPERATING EXPENSES
   Operation and maintenance                                            12.1         17.2          34.9        43.8
   Depreciation and amortization                                         3.0          2.4           8.9         8.6
   Loss on sale or impairment of assets                                    -            -           0.7         1.1
   Other taxes                                                           1.1         (0.2)          4.0         2.6
                                                                    --------     --------       -------    --------
Total Operating Expenses                                                16.2         19.4          48.5        56.1
                                                                    --------     --------       -------    --------
Operating Loss                                                      $   (0.9)    $  (12.3)      $ (27.2)   $  (36.6)
                                                                    ========     ========       =======    ========

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

PEI Holdings, Inc.

WHITING CLEAN ENERGY. PEI's Whiting Clean Energy project at BP's Whiting, Indiana refinery was placed in service in 2002. Initially, the facility was not able to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy reached an agreement in October 2004 with the engineering, procurement and construction contractor, which requires the contractor to pay for a portion of the necessary plant modifications and other expenses. Whiting Clean Energy is also pursuing recovery from the insurance provider for construction delays and necessary plant modifications and repairs.

PEI estimates that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. For 2003, the after-tax loss was approximately $30.0 million and the expected 2004 after-tax loss is expected to be similar to 2003. During the first nine months of 2004, Whiting Clean Energy continued to experience losses due to the market for wholesale power and the contract requirements to run the plant at a level to produce steam required by the BP refinery in Whiting, Indiana. These contract requirements currently are being renegotiated. The profitability of the project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Because of the expected losses from this facility and decreases in estimated forward pricing for electricity versus changes in gas prices, an impairment study was performed in the first quarter of 2003 on this facility in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The study indicated that, at that time, no impairment charge was necessary.

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

Net Revenues

Net revenues were $15.3 million for the third quarter of 2004, an increase of $8.2 million compared with the same period a year-ago due mostly to a $5.1 million settlement of a lawsuit in the current period.

For the first nine months of 2004, net revenues were $21.3 million, a $1.8 million increase compared to the same period in 2003. The increase was mainly due to a $5.1 million settlement of a lawsuit in the current period partially offset by reduced revenues from the Whiting Clean Energy facility of $4.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
OTHER OPERATIONS (CONTINUED)

Operating Loss

The Other segment reported an operating loss of $0.9 million for the third quarter of 2004, versus an operating loss of $12.3 million for the comparable period 2003. This improvement is the result of the settlement of a lawsuit in the third quarter of 2004 mentioned above and the effect of an accrual in the comparable period in 2003 for an unrelated lawsuit of approximately $4.4 million.

For the first nine months of 2004, the operating loss was $27.2 million compared to an operating loss of $36.6 million for the comparable 2003 period. This improvement was mainly due to a $5.1 million settlement of a lawsuit in the current period and the effect of an accrual in the comparable period in 2003 for two unrelated lawsuits totaling approximately $9.4 million, partially offset by reduced revenues from the Whiting Clean Energy facility of $4.4 million.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NISOURCE INC.

1. VIRGINIA NATURAL GAS, INC. V. COLUMBIA GAS TRANSMISSION CORP., FEDERAL ENERGY REGULATORY COMMISSION (FERC)

      On January 13, 2004, Virginia Natural Gas, Inc. (VNG) filed with the FERC a "Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies" in Docket No. RP04-139. VNG alleged various violations during the winter of 2002-2003 by Columbia Gas Transmission Corp. (Columbia Transmission) of its firm service obligations to VNG. VNG sought monetary damages and remedies (exceeding $37 million), and also sought certain prospective remedies. On July 29, 2004, the FERC issued an order in which it refused to grant VNG any monetary damages and said such claims are best determined by a court of law. The FERC also agreed with Columbia Transmission, that Columbia Transmission had not abandoned its obligation to provide service and that it had not inappropriately continued interruptible service to the detriment of firm service. However, the FERC did find that Columbia Transmission had failed to exercise sufficient due diligence in its modifications to or its operation of vaporization equipment at its Chesapeake LNG facility and that Columbia Transmission had failed to deliver gas to VNG at 250 pounds per square inch gauge (psig) as called for by the agreement between VNG and Columbia Transmission. The FERC declined VNG's request to award damages in this case and, as noted above, stated that any claim for damages could best be determined by a court of law. Both VNG and Columbia Transmission sought rehearing of the FERC order, but the FERC denied the requests for rehearing at its October 26, 2004 public meeting.

2. STAND ENERGY CORPORATION, ET AL. V. COLUMBIA GAS TRANSMISSION CORPORATION, ET AL KANAWHA COUNTY COURT, WEST VIRGINIA, ATLANTIGAS CORPORATION V. NISOURCE, ET AL, U.S. DISTRICT COURT, NORTHERN DISTRICT OF MARYLAND AND TRIAD ENERGY RESOURCES, ET AL. V. NISOURCE, ET AL

      In June 2002, Atlantigas Corporation filed a complaint in the U.S. District Court, District of Columbia. In March 2003, Triad Energy Resources filed a similar complaint in the U.S. District Court, District of Columbia. On September 29, 2003, the Atlantigas complaint was dismissed for lack of personal jurisdiction and Atlantigas filed a new complaint in the U.S. District Court of Northern Maryland on October 27, 2003. Based on the Court's decision on personal jurisdiction in Atlantigas, the plaintiffs in the Triad case dismissed that case on October 31, 2003 from the District of Columbia and indicated that the case would be refiled in another jurisdiction. On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia and on or about July 22, Atlantigas filed a voluntary notice of dismissal without prejudice in the case in the U.S. District Court of Northern Maryland, citing its joinder as a plaintiff in the Stand Energy case. All of these complaints contain allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), and assert that those companies and certain "select shippers" engaged in an "illegal gas scheme" that violated federal anti-trust and state law. The "illegal gas scheme" complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Notice of Removal with the Federal Court in West Virginia on August 13, 2004 and a Motion to Dismiss on September 10, 2004. All briefing on the Motion to Dismiss is now complete.

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

      The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Responses and replies to the motions are to be filed on or before December 1, 2004.

4. TAWNEY, ET AL. V. COLUMBIA NATURAL RESOURCES, INC., ROANE COUNTY, WV CIRCUIT COURT

      The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against Columbia Natural Resources alleging that Columbia Natural Resources underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that Columbia Natural Resources fraudulently concealed the deduction of post-production charges. In February 2004, the court certified the case as a class action that includes any person who, after January 1, 1980, received or is due royalties from Columbia Natural Resources (and its predecessors or successors) on lands lying within the boundary of the State of West Virginia. All individuals, corporations, agencies, departments or instrumentalities of the United States of America are excepted from the class. Although NiSource sold Columbia Natural Resources in 2003, it remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. Columbia Natural Resources appealed the decision certifying the class and the Supreme Court of West Virginia denied the appeal. Members of the class had until October 15, 2004 to opt out; the list of class members is now being prepared by the Special Master. Trial is scheduled for July 5, 2005.

5.    ENVIRONMENTAL PROTECTION AGENCY NOTICE OF VIOLATION

      On September 29, 2004, the United States Environmental Protection Agency,
      (EPA) issued a Notice of Violation (NOV) to Northern Indiana Public Service Company (Northern Indiana) for alleged violations of the Clean Air Act and the Indiana State Implementation Plan. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana's power plants without obtaining appropriate air permits for the modifications. Northern Indiana has met with the EPA to discuss the violations alleged in the NOV.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

NISOURCE INC.

(10.1) Change in Control Agreement, between Samuel W. Miller, Jr. and NiSource Inc., dated August 17, 2004.

(10.2)        Supplemental Executive Retirement Agreement between Michael W.
              O'Donnell and NiSource Inc., dated July 28, 2004.

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

                                                      NiSource Inc.
                                         -------------------------------------
                                                      (Registrant)

Date: November 2, 2004               By:           /s/ Jeffrey W. Grossman
                                         -------------------------------------
                                                     Jeffrey W. Grossman
                                                Vice President and Controller
                                                (Principal Accounting Officer
                                                and Duly Authorized Officer)