Form 10-K
period 2004-12-31
NISOURCE INC/DE
filed 2005-03-09
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from_____ to ______

Commission file number 001-16189

NiSource Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2108964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 East 86th Avenue Merrillville, Indiana	46410
(Address of principal executive offices)	(Zip Code)

(877) 647-5990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock Preferred Share Purchase Rights	New York, Chicago and Pacific New York, Chicago and Pacific

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐

The aggregate market value of Common Stock (based upon the June 30, 2004, closing price of $20.62 on the New York Stock Exchange) held by non-affiliates was approximately $5,353,692,122.

There were 271,244,195 shares of Common Stock, $0.01 Par Value outstanding as of February 28, 2005.

Documents Incorporated by Reference

Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2005.

PART I

ITEM 1. BUSINESS

NiSource Inc.

NiSource Inc. (NiSource) is an energy holding company whose subsidiaries provide natural gas, electricity and other products and services to over 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is the successor to an Indiana corporation organized in 1987 under the name of NIPSCO Industries, Inc., which changed its name to NiSource Inc. on April 14, 1999. In connection with the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, NiSource became a Delaware corporation registered under the Public Utility Holding Company Act of 1935, as amended.

NiSource is the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers. NiSource’s principal subsidiaries include Columbia, a vertically-integrated natural gas distribution, transmission and storage holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; Northern Indiana Public Service Company (Northern Indiana), a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Bay State Gas Company (Bay State), a natural gas distribution company serving customers in New England. NiSource derives substantially all of its revenues and earnings from the operating results of its 16 direct subsidiaries.

NiSource’s business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; Electric Operations; and Other Operations. During the second quarter of 2003, NiSource sold its exploration and production operations. Previous to this sale, NiSource reported these operations in an Exploration and Production segment. In addition, during the fourth quarter of 2003, NiSource sold certain subsidiaries of PEI Holdings, Inc. (formerly Primary Energy, Inc.)(PEI). Previously, the operations of the PEI subsidiaries were reported in the Other Operations segment. All periods have been adjusted to reflect the PEI subsidiaries and the exploration and production segment as discontinued operations.

Gas Distribution Operations

NiSource’s natural gas distribution operations serve more than 3.3 million customers in 9 states and operate over 56 thousand miles of pipeline. Through its wholly owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 784 thousand customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Fuel Company and Northern Indiana Fuel and Light Company, Inc. Additionally, NiSource’s subsidiaries Bay State and Northern Utilities, Inc. distribute natural gas to approximately 335 thousand customers in Massachusetts, Maine and New Hampshire.

Gas Transmission and Storage Operations

NiSource’s Gas Transmission and Storage Operations subsidiaries own and operate approximately 16 thousand miles of interstate pipelines and operate one of the nation’s largest underground natural gas storage systems capable of storing approximately 646 billion cubic feet (Bcf) of natural gas. Through its subsidiaries, Columbia Gas Transmission Corporation (Columbia Transmission), Columbia Gulf Transmission Company (Columbia Gulf), Crossroads Pipeline Company and Granite State Gas Transmission, Inc. (Granite State), NiSource owns and operates an interstate pipeline network extending from offshore in the Gulf of Mexico to near Lake Erie, New York and the eastern seaboard. Together, these companies serve customers in 19 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Gas Transmission and Storage Operations subsidiaries are engaged in several projects that will expand their facilities and throughput. The largest such project is the proposed Millennium Pipeline. The Millennium Pipeline is a project proposed by a partnership of energy companies including Columbia Transmission, which would replace parts of an existing Columbia Transmission pipeline. Another project is Hardy Storage, a Columbia Transmission partnership to develop a storage field in West Virginia to provide additional natural gas storage for the eastern United States.

ITEM 1. BUSINESS (continued)

NiSource Inc.

Electric Operations

NiSource generates and distributes electricity through its subsidiary Northern Indiana to approximately 446 thousand customers in 21 counties in the northern part of Indiana and engages in wholesale and wheeling transactions. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 megawatts (mw), six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana’s transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,189 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.

In January 2002, Northern Indiana indefinitely shut down its Dean H. Mitchell Generating Station (Mitchell Station). Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, five gas-fired generating units with a net capacity of 306 mw and two hydroelectric plants with a net capability of 10 mw. During the year ended December 31, 2004, Northern Indiana generated 84.1% and purchased 15.9% of its electric requirements. Northern Indiana periodically reviews options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana’s oldest generating station units. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the environmental cleanup costs associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for the cleanup costs. The associated environmental cleanup costs are estimated to be between $38 million to $53 million. The proposed joint development agreement is currently under review by the Indiana Utility Regulatory Commission (IURC).

Other Operations

The Other Operations segment participates in energy-related services including gas marketing, power trading and ventures focused on distributed power generation technologies, including a cogeneration facility, fuel cells and storage systems. PEI operates the Whiting Clean Energy project at BP’s Whiting, Indiana refinery, which is a 525 mw cogeneration facility that uses natural gas to produce electricity for sale in the wholesale markets and also provides steam for industrial use. Additionally, the Other Operations segment is involved in real estate and other businesses.

Divestiture of Non-Core Assets

In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. In 2003, NiSource sold Columbia Energy Resources, Inc. (CER), Columbia Transmission Communications Corporation (Transcom), Columbia Service Partners, Inc., and all of the steel-related, inside-the-fence assets of PEI. In 2002, NiSource sold Indianapolis Water Company and other assets of IWC Resources Corporation (IWCR), SM&P Utility Resources, Inc. (SM&P), and a significant portion of EnergyUSA-TPC Corp. (TPC) net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements. Refer to Item 7, “Discontinued Operations,” and Note 4, “Discontinued Operations and Assets Held for Sale,” in the Notes to Consolidated Financial Statements for additional information.

Business Strategy

NiSource focuses its business strategy on its core, rate-regulated asset-based businesses with virtually 100% of its operating income generated from the rate-regulated businesses. With the nation’s fourth largest natural gas pipeline, the largest natural gas distribution network east of the Rocky Mountains and one of the nation’s largest natural gas storage networks, NiSource operates throughout the energy-intensive corridor that extends from the supply areas in the Gulf Coast through the consumption centers in the Midwest, Mid-Atlantic, New England and Northeast. This corridor includes 30% of the nation’s population and 40% of its energy consumption. NiSource continues to position its assets to meet the corridor’s growing energy needs.

Competition and Changes in the Regulatory Environment

The regulatory frameworks applicable to NiSource’s operations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on NiSource’s operations, structure and profitability. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing gas customers with increased choices for products and services, and developing new energy-related products and services for residential, commercial and industrial customers.

ITEM 1. BUSINESS (continued)

NiSource Inc.

Natural Gas Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, local distribution company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open, competitive market for gas supplies emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDCs allows customers to purchase the commodity independent of services provided by the pipelines and LDC’s. The LDC’s continue to purchase gas and recover the associated costs from their customers. NiSource’s Gas Distribution Operations’ subsidiaries are involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource Gas Distribution Operations’ subsidiaries for transportation services.

Electric Competition. In 1996, the Federal Energy Regulatory Commission (FERC) ordered that all public utilities owning, controlling or operating electric transmission lines file non-discriminatory, open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide to themselves. In 1997, FERC accepted for filing Northern Indiana’s open-access transmission tariff and issued an opinion on December 31, 2002. In December 1999, FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission service. NiSource does not believe that compliance with the new rules will be material to its future earnings. On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company (ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As of this date, transmission service occurs under the MISO Open Access Transmission Tariff (OATT) and the Northern Indiana OATT was retired. (See Item 7, Electric Operations – Regulatory Matters.)

NiSource’s Other Operations subsidiaries also experience competition for energy sales and related services from third party providers. NiSource meets these challenges through innovative programs aimed at providing energy products and services at competitive prices while also providing new services that are responsive to the evolving energy market and customer requirements.

Financing Subsidiary

NiSource Finance Corp. (NiSource Finance) is a wholly-owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the State of Indiana. NiSource Finance’s obligations are fully and unconditionally guaranteed by NiSource. Prior to 2000, the function of NiSource Finance was performed by NiSource Capital Markets, Inc.

Other Relevant Business Information

NiSource’s customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of December 31, 2004, NiSource had 8,628 employees of whom 3,361 were subject to collective bargaining agreements.

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

ITEM 2. PROPERTIES

NiSource Inc.

Discussed below are the principal properties held by NiSource Inc. (NiSource) and its subsidiaries as of December 31, 2004.

Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 56,101 miles of pipelines and certain related facilities. This includes: (i) for the five distribution subsidiaries of its Columbia Energy Group system, 33,935 miles of pipelines, 1,350 reservoir acres of underground storage, 8 storage wells and one compressor station with 800 horsepower (hp) of installed capacity, (ii) for its Northern Indiana Public Service Company (Northern Indiana) system, 14,554 miles of pipelines, 27,129 reservoir acres of underground storage and 2 compressor stations with a total of 6,000 hp of installed capacity, (iii) for its Bay State Gas Company system, 5,897 miles of pipelines, (iv) for its Northern Indiana Fuel and Light Company Inc. system, 923 miles of pipelines, and (v) for its Kokomo Gas and Fuel Company system, 792 miles of pipelines. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, Massachusetts, Maine and New Hampshire.

Gas Transmission and Storage Operations. Columbia Gas Transmission Corporation has 877,144 reservoir acres of underground storage, 3,550 storage wells, 11,480 miles of interstate pipelines and 89 compressor stations with 597,004 hp of installed capacity. These operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Columbia Gulf Transmission Company (Columbia Gulf) has 4,130 miles of transmission pipelines and 12 compressor stations with 479,102 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas, Wyoming, and the offshore Gulf of Mexico. Granite State Gas Transmission, Inc. has 82 miles of transmission pipeline with operations located in Maine, Massachusetts and New Hampshire. Crossroads Pipeline Company (Crossroads Pipeline) has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio.

Electric Operations. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 mw, six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. It has 289 substations with an aggregate transformer capacity of 23,191,000 kilovolt-amps. Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,189 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,786 circuit miles of overhead and 1,792 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 12,261,662 kilovolt-amps and 466,534 electric watt-hour meters.

In January 2002, Northern Indiana indefinitely shutdown its Mitchell Station. Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, five gas-fired generating units with a net capacity of 306 mw and two hydroelectric plants with a net capability of 10 mw. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the environmental cleanup costs associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for the cleanup costs. The associated environmental cleanup costs are estimated to be between $38 million to $53 million. The proposed joint development agreement is currently under review by the Indiana Utility Regulatory Commission (IURC).

Other Operations. PEI Holdings, Inc. owns and operates the Whiting Clean Energy project at BP’s Whiting, Indiana refinery, which is a 525 mw cogeneration facility that uses natural gas to produce electricity for sale in the wholesale markets and also provides steam for industrial use. Through other subsidiaries, NiSource owns Southlake Complex, its 325,000 square foot headquarters building located in Merrillville, Indiana and other residential and development property that it holds for resale in Indiana.

ITEM 2. PROPERTIES (continued)

NiSource Inc.

Character of Ownership. The principal offices and properties of NiSource and its subsidiaries are held in fee and are free from encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of the offices in various communities served are occupied by subsidiaries of NiSource under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is NiSource’s practice regularly to pay such amounts, as and when due, unless contested in good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. NiSource does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric lines and gas distribution pipelines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric lines, gas pipelines or related facilities was made, other than examination, in certain cases, to verify the grantors’ ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS

NiSource Inc.

1.	Virginia Natural Gas, Inc. v. Columbia Gas Transmission Corporation, Federal Energy Regulatory Commission

On January 13, 2004, Virginia Natural Gas, Inc. (VNG) filed with the Federal Energy Regulatory Commission (FERC) a “Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies” in Docket No. RP04-139. VNG alleged various violations during the winter of 2002-2003 by Columbia Gas Transmission Corporation (Columbia Transmission) of its firm service obligations to VNG. VNG sought monetary damages and remedies (exceeding $37 million), and also sought certain prospective remedies. On July 29, 2004, the FERC issued an order in which it refused to grant VNG any monetary damages and said such claims are best determined by a court of law. The FERC also agreed with Columbia Transmission that Columbia Transmission had not abandoned its obligation to provide service and that it had not inappropriately continued interruptible service to the detriment of firm service. However, the FERC did find that Columbia Transmission had failed to exercise sufficient due diligence in its modifications to or its operation of vaporization equipment at its Chesapeake LNG facility and that Columbia Transmission had failed to deliver gas to VNG at 250 pounds per square inch gauge (psig) as called for by the agreement between VNG and Columbia Transmission. The FERC declined VNG’s request to award damages in this case and, as noted above, stated that any claim for damages could best be determined by a court of law. Both VNG and Columbia Transmission sought rehearing of the FERC order, but the FERC denied the requests for rehearing. Both Columbia Transmission and VNG have appealed the FERC’s decision to the United States Court of Appeals for the D.C. Circuit, where the appeals are currently pending.

2.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia

On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Notice of Removal with the Federal Court in West Virginia on August 13, 2004 and a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. On January 6, 2005, the Court denied the Columbia companies’ motion to strike the Second Amended Complaint and granted the plaintiffs leave to amend. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss and the motions are pending.

3.	Vivian K. Kershaw et al. v. Columbia Natural Resources, Inc., et al., Chautauqua County Court, New York

Plaintiffs filed a complaint in 2000 against Columbia Natural Resources, Inc. (Columbia Natural Resources,) a former subsidiary, Columbia Transmission, Columbia Energy Group and Columbia Energy Resources, Inc. The complaint alleges that plaintiffs own an interest in oil and gas leases in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end-user and by improperly deducting post-production costs. Plaintiffs seek the alleged royalty underpayment and punitive damages. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases owned by the defendants. Discovery is proceeding regarding class certification issues.

ITEM 3. LEGAL PROCEEDINGS (continued)

NiSource Inc.

4.	United States of America ex rel. Jack J. Grynberg v. Columbia Gas Transmission Corporation, et al., U.S. District Court, E.D. Louisiana

The plaintiff filed a complaint in 1997, under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf and Columbia Transmission. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mis-measuring the volume and heating content of natural gas produced on Federal land and Indian lands. The Plaintiff’s original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. The plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia Energy Group and thirteen affiliated entities (collectively, the “Columbia defendants”).

Plaintiff’s second complaint, filed in 1997, repeats the mis-measurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999.

The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Oral argument on the motions to dismiss has been scheduled for the end of the first quarter of 2005.

5.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court

The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against Columbia Natural Resources alleging that Columbia Natural Resources underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that Columbia Natural Resources fraudulently concealed the deduction of post-production charges. The court has certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from Columbia Natural Resources (and its predecessors or successors) on lands lying within the boundary of the State of West Virginia. All individuals, corporations, agencies, departments or instrumentalities of the United States of America are excepted from the class. Columbia Natural Resources appealed the decision certifying the class and the Supreme Court of West Virginia denied the appeal. Although NiSource sold Columbia Natural Resources in 2003, it remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. In December 2004, the court granted plaintiffs’ motion to add NiSource Inc. and Columbia Energy Group as defendants. Trial is scheduled for early in the third quarter of 2005.

6.	Environmental Protection Agency Notice of Violation

On September 29, 2004, the United States Environmental Protection Agency, (EPA) issued a Notice of Violation (NOV) to Northern Indiana Public Service Company (Northern Indiana) for alleged violations of the Clean Air Act and the Indiana State Implementation Plan. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV.

Refer to Note 17-E, “Other Legal Proceedings,” in the Notes to Consolidated Financial Statements for additional information regarding legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

NiSource Inc.

The following is a list of the Executive Officers of the Registrant, including their names, ages, years with NiSource and offices held, as of February 1, 2005.

		Years with
Name	Age	NiSource	Office(s) Held in Past 5 Years
Gary L. Neale	64	15	Chairman and Chief Executive Officer of NiSource, Inc. (NiSource) since March 1993.

			President of NiSource from March 1993 to October 2004.

Robert C. Skaggs, Jr.	50	4	President of NiSource since October 2004. Executive Vice President, Regulated Revenue of NiSource from October 2003 to October 2004.

			President of Columbia Gas of Ohio, Inc. from February 1997 to October 2003 and Columbia Gas of Kentucky, Inc. from January 1997 to October 2003.

			President of Bay State Gas Company and Northern Utilities, Inc. from November 2000 to October 2003.

			President of Columbia Gas of Virginia, Inc., Columbia Gas of Maryland, Inc., and Columbia Gas of Pennsylvania, Inc. from December 2001 to October 2003.

Samuel W. Miller, Jr.	45	3	Executive Vice President and Chief Operating Officer of NiSource since September 2002. Partner in the consulting firm Accenture prior to September 2002.

Michael W. O’Donnell	60	4	Executive Vice President and Chief Financial Officer of NiSource since November 2000.

			Senior Vice President and Chief Financial Officer of Columbia from October 1993 to October 2000.

Peter V. Fazio, Jr.	65	4	Executive Vice President and General Counsel of NiSource since November 2000.

			Partner in the law firm of Schiff Hardin LLP since 1984.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

NiSource Inc.

		Years with
Name	Age	NiSource	Office(s) Held in Past 5 Years
S. LaNette Zimmerman	60	4	Executive Vice President, Human Resources and Communications of NiSource since March 2002.

			Executive Vice President and Chief Human Resources Officer at NiSource from November 2000 to February 2002.

			Consultant to NiSource from June 2000 to October 2000 on human resources and other matters.

			Prior thereto, Sr. Vice President Human Resources at Chicago Title and Trust Company.

Jeffrey W. Grossman	53	4	Vice President and Controller of NiSource since November 2000.

			Vice President and Controller of Columbia from May 1996 to October 2000.

David J. Vajda	49	28	Vice President and Treasurer of NiSource since January 2003.

			Vice President, Finance, Indiana Energy Group of NiSource Corporate Services Company from August 2002 to December 2002.

			Vice President, Finance and Administration, Merchant Energy of NiSource Corporate Services Company from October 2000 to August 2002.

			Vice President, Finance of Northern Indiana Public Service Company (Northern Indiana) from February 2000 to November 2000.

			Controller of Northern Indiana from July 1996 to January 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NiSource Inc.

NiSource Inc. (NiSource)’s common stock is listed and traded on the New York, Chicago and Pacific stock exchanges. The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2004		2003
	High	Low	High	Low

First Quarter	22.53	20.80	21.70	16.39
Second Quarter	21.72	19.65	20.68	17.94
Third Quarter	21.70	20.42	20.65	18.58
Fourth Quarter	22.82	20.76	21.97	19.70

As of December 31, 2004, NiSource had 50,020 common stockholders of record and 270,625,370 shares outstanding.

On November 1, 2004 NiSource issued approximately 6.8 million shares of common stock upon the settlement of the stock purchase contracts comprising a component of NiSource’s Stock Appreciation Income Linked SecuritiesSM (SAILSSM). NiSource received approximately $144.4 million in satisfaction of the SAILSSM holders’ obligation under the stock purchase contracts, which was used to pay down short-term borrowings. Effective November 1, 2004, the interest rate on the $144.4 million of debentures that comprised the debt component of the SAILSSM was reset to 3.628% per annum. The debentures mature November 1, 2006.

In February 2003, NiSource issued approximately 13.1 million shares of common stock upon the settlement of forward equity agreements comprising a component of the Corporate Premium Income Equity Securities (Corporate PIES). Concurrently with the settlement of the forward agreements, NiSource remarketed most of the underlying debentures, due February 19, 2005, and reset the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders’ obligation under the forward equity agreements. The sole purchaser of the remarketed debentures purchased newly-offered 6.15% notes of NiSource Finance Corp. due March 1, 2013, using the remarketed debentures as consideration.

In November 2002, NiSource issued 41.4 million shares of common stock in an underwritten public offering at a per-share price of $18.30 ($17.75 on a net basis). The net proceeds of approximately $734.9 million were used to reduce debt.

Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by NiSource’s Board of Directors (Board) out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. Beginning with the November 2003 dividend, NiSource reduced its annual dividend to $0.92 per share from $1.16 per share in line with the company’s objectives of ongoing debt reduction, cash flow and core business reinvestment for the future. This decision was also influenced by the fact that its dividend yield and payout ratio prior to the dividend reduction were higher than industry averages. NiSource paid quarterly common dividends totaling $0.92 per share for 2004 and $1.10 per share for 2003. At its January 6, 2005 meeting, the Board declared a quarterly common dividend of $0.23 per share, payable on February 18, 2005 to holders of record on January 31, 2005.

Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

NiSource Inc.

The following limitation on payment of dividends applies to Northern Indiana Public Service Company (Northern Indiana):

As a holding company, NiSource depends on dividends received from its operating subsidiaries. Dividends from those subsidiaries may be subject to regulatory limitations. In addition, Northern Indiana’s charter provides that so long as any shares of Northern Indiana’s cumulative preferred stock are outstanding, no cash dividends shall be paid or declared on its common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2004, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 50% of the total capitalization including surplus.

ITEM 6. SELECTED FINANCIAL DATA

NiSource Inc.

Selected Supplemental Information

Year Ended December 31,
($ in millions except per share data)	2004	2003	2002	2001	2000

Gross Revenues
Gas Distribution	3,801.8	3,554.5	2,890.4	3,849.9	1,879.6
Gas Transportation and Storage	1,013.4	1,033.5	1,014.1	997.1	375.8
Electric	1,121.0	1,115.9	1,103.6	1,060.2	1,070.1
Other	730.0	542.7	311.7	363.5	378.2

Total Gross Revenues	6,666.2	6,246.6	5,319.8	6,270.7	3,703.7

Net Revenues (Gross Revenues less Cost of Sales)	3,055.7	3,060.3	3,070.9	3,126.8	1,838.4
Operating Income	1,072.0	1,116.3	1,152.2	967.9	581.8
Net Income	436.3	85.2	372.5	216.2	150.9
Shares outstanding at the end of the year (000’s)	270,625	262,630	248,860	207,492	205,553
Number of common shareholders	50,020	42,034	47,472	49,589	52,085
Basic Earnings (Loss) Per Share ($)
Continuing operations	1.63	1.64	1.89	0.93	0.91
Income from discontinued operations	0.02	(1.28)	(0.12)	0.10	0.21
Change in accounting	—	(0.03)	—	0.02	—

Basic Earnings Per Share	1.65	0.33	1.77	1.05	1.12

Diluted Earnings (Loss) Per Share ($)
Continuing operations	1.62	1.63	1.87	0.91	0.89
Income from discontinued operations	0.02	(1.27)	(0.12)	0.10	0.22
Change in accounting	—	(0.03)	—	0.02	—

Diluted Earnings Per Share	1.64	0.33	1.75	1.03	1.11

Return on average common equity	9.5%	2.0%	9.7%	6.3%	6.3%
Times interest earned (pre-tax)	2.54	2.30	2.04	1.47	1.69
Dividends paid per share	0.92	1.10	1.16	1.16	1.08
Dividend payout ratio	55.8%	333.3%	65.5%	110.5%	96.4%
Market values during the year:
High	22.82	21.97	24.99	32.55	31.50
Low	19.65	16.39	14.51	18.25	12.81
Close	22.78	21.94	20.00	23.06	30.75
Book value of common stock	17.69	16.81	16.78	16.72	16.59
Market-to-book ratio at year end	128.8%	130.5%	119.2%	137.9%	185.4%
Total Assets	16,988.0	16,624.2	17,942.6	18,826.6	20,570.5
Capital expenditures	517.0	574.6	531.9	525.3	331.1

Capitalization
Common stockholders’ equity	4,787.1	4,415.9	4,174.9	3,469.4	3,409.1
Preferred and preference stock	81.1	81.1	84.9	88.6	132.7
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company debentures	—	—	345.0	345.0	345.0
Long-term debt	4,835.9	5,993.4	4,849.5	6,065.1	5,802.7

Total Capitalization	9,704.1	10,490.4	9,454.3	9,968.1	9,689.5

Number of employees	8,628	8,614	9,307	12,501	14,674

The results in the table above for 2000 are not comparable as a result of the acquisition of Columbia Energy Group on November 1, 2000. Also, in 2002, NiSource Inc. discontinued the amortization of goodwill consistent with SFAS No. 142, “Goodwill and Other Intangible Assets”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NiSource Inc.

Note regarding forward-looking statements

The Management’s Discussion and Analysis, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource Inc.’s (NiSource) plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.

Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, the scope, timing and impact of any outsourcing initiative, actual operating experience of NiSource assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

CONSOLIDATED REVIEW

Executive Summary

NiSource generates virtually 100% of the company’s operating income through the sale, distribution, transportation and storage of natural gas and the generation, transmission and distribution of electricity, which are rate regulated. A significant portion of NiSource’s operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales and transportation services are more significant than in other months.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

As a regulated company, NiSource is exposed to regulatory risk and manages this risk by monitoring its operations and working with various regulatory bodies to maintain a business that continues to provide value for its customers and stockholders in this changing environment. In 2003 and 2004, NiSource implemented several innovative agreements by working collaboratively with regulators and other key stakeholders. Ohio regulators approved an Uncollectible Expense Rider in 2003 that began in April 2004, which allowed Columbia Gas of Ohio, Inc. (Columbia of Ohio) to recover previously uncollected bad debts from January 1, 2003 forward and also allowed payment-troubled customers to have the opportunity to participate in CHOICE® programs for the first time. In 2004, Ohio regulators modified parts of a regulatory stipulation designed to enhance the CHOICE® program and provide Columbia of Ohio customers rate certainty. NiSource’s pipeline companies completed the renegotiation of most of their firm transportation and storage service contracts with their customers in 2004, as these contracts expired on October 31, 2004. In December 2004, Northern Indiana Public Service Company (Northern Indiana) was granted approval by the Indiana Utility Regulatory Commission (IURC) to initiate a one-year pilot program for low-income energy assistance entitled, “NIPSCO Winter Warmth” which will be funded by a surcharge to customers and a Northern Indiana contribution. In 2003, Northern Indiana received approval from the IURC to recover costs associated with environmental compliance programs for nitrogen oxide pollution reduction equipment at the company’s generating stations for which Northern Indiana recorded revenues of $22.3 million in 2004 related to qualified capital and operating costs. Overall, NiSource’s regulatory strategies that were initiated in 2003 and 2004 have begun to produce returns and benefit both its customers and the company. All regulatory matters are discussed in the segment sections of the Management Discussion and Analysis.

In addition to the regulatory initiatives, NiSource has closely controlled operation and maintenance costs and reduced debt and interest expense. With the focus on regulated operations and organizational structure, NiSource was able to deliver income from continuing operations of $1.63 per share for the year ended December 31, 2004.

During 2004, total long and short-term borrowings decreased $353.8 million. Additionally, interest expense was $60.8 million lower for the twelve months ended December 31, 2004 compared with 2003 due to lower long-term interest rates as a result of refinancing activity completed in 2003 and 2004. NiSource currently anticipates that its $900 million of notes, due in November 2005, will be replaced with a new debt issue. In the fourth quarter of 2004, NiSource entered into forward swap arrangements to reduce its risk of rising interest rates relating to its anticipated refinancing of these notes in November 2005.

Going forward, NiSource will continue to focus on the regulated, core businesses of strategically located gas and electric operations that generate virtually 100% of the company’s operating income. NiSource will also continue to explore commercial and regulatory initiatives that benefit both customers and shareholders, invest in pipeline expansion and storage projects to bring additional gas supplies to key markets, improve the balance sheet and lower operating expenses. In addition to initiatives already underway, NiSource is exploring refinancing opportunities that could further reduce interest expense. Management is also evaluating initiatives to lower operation and maintenance costs. Outsourcing may be a part of a comprehensive approach to capture this opportunity.

Financial results for 2005 are expected to be negatively impacted by some of these operational and financial initiatives, along with impacts of regulatory proceedings and pipeline re-contracting that took place in 2004. Earnings per share from continuing operations could be $0.10 to $0.15 lower than 2004 results.

NiSource also intends to increase the level of capital expenditures and other investing activities during 2005. For 2005, the projected capital program is expected to be $623.6 million, which is $100.2 million higher than the 2004 level. This higher spending is mainly due to increased expenditures for pipeline integrity related work and growth initiatives in the Gas Transmission and Storage Operations segment and system upgrades in the Gas Distribution Operations segment to maintain service and reliability. The program is expected to be funded primarily with cash from operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

Finally, NiSource has always been committed to providing accurate and complete financial reporting as well as requiring a strong commitment to ethical behavior by its employees. During 2004, NiSource documented and tested all significant controls across its financial processes and NiSource’s management has concluded that the company’s internal control over financial reporting was effective as of the end of the period covered by this annual report. Refer to Item 9A, “Management’s Report on Internal Controls Over Financial Reporting.” NiSource’s senior management takes an active role in the development of the Form 10-K and the monitoring of the company’s internal control structure and performance. In addition, NiSource will continue the mandatory ethics training program in which employees at every level and in every function of the organization participate.

Results of Operations

The Consolidated Review information should be read taking into account the critical accounting policies applied by NiSource and discussed in “Other Information” of this Item 7.

Income from Continuing Operations and Net Income

For the twelve months ended December 31, 2004, NiSource reported income from continuing operations of $430.2 million, or $1.63 per share, compared to $425.7 million, or $1.64 per share, in 2003 and $398.1 million, or $1.89 per share in 2002.

Including results from discontinued operations and a change in accounting, NiSource reported 2004 net income of $436.3 million, or $1.65 per share, 2003 net income of $85.2 million, or $0.33 per share, and $372.5 million, or $1.77 per share for 2002. Earnings per share are not comparable because of 6.8 million shares issued upon the settlement of forward stock purchase contracts comprising a component of NiSource’s Stock Appreciation Income Linked SecuritiesSM (SAILSSM) in November 2004, 13.1 million shares issued upon the settlement of forward equity agreements in February 2003 and an equity offering of 41.4 million shares that was completed in November 2002.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the twelve months ended December 31, 2004 were $3,055.7 million, a $4.6 million decrease compared with 2003. Gas Distribution Operations net revenues decreased $36.0 million, primarily as a result of reduced residential and commercial natural gas deliveries due to warmer weather of approximately $33 million compared to last year and lower revenues from contract cost reduction programs, reduced sales of retail products, releases of capacity and gas cost incentives that amounted to $33.1 million partially offset by increased revenues from regulatory strategies of approximately $25.8 million from the stipulation agreement granted for Columbia of Ohio and the recovery for conservation measures granted to Bay State Gas Company (Bay State). The reduction in Gas Distribution Operations net revenue was partially offset by a $31.6 million increase in electric net revenue for 2004 as compared to 2003. This was the result of higher net revenues from environmental trackers, increased customer usage and the effect of reserves recorded for regulatory refunds in the comparable 2003 period.

Total consolidated net revenues for the twelve months ended December 31, 2003 were $3,060.3 million, a $10.6 million decrease compared with 2002. Items that favorably impacted the year included colder weather during the heating season in the first quarter amounting to $60 million and modest increases in non-weather related volume of $15.4 million. These favorable items were offset by reduced electric revenue of $21.9 million due to cooler weather during the summer cooling season, lower interruptible service revenues and firm service revenues of $19.7 million in the Gas Transmission and Storage Operations segment due to measures undertaken during the first quarter period of sustained, colder-than-normal weather, a decrease in storage and transportation revenues of $13.5 million due mainly to reduced deliveries to power generating facilities, and credits totaling $24.5 million pertaining to the Indiana Utility Regulatory Commission (IURC) electric rate review settlement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

Expenses

Operating expenses were $1,983.7 million in 2004, a $39.7 million increase from 2003 due primarily to the comparable 2003 period being favorably impacted by insurance recoveries, recovery of previously uncollected accounts receivable under the Columbia of Ohio bad debt tracker, and the reversal of legal, environmental, and other accrued expenses of approximately $40.5 million and a $16.6 million gain on the sale of Columbia Service Partners, Inc. (Columbia Service Partners). Operating expenses for 2004 were favorably impacted by a reduction in estimated property taxes of $29.3 million partially offset by an increase in depreciation expense of approximately $13 million.

Operating expenses of $1,944.0 million for 2003 increased $25.3 million over 2002. Operating expense increases experienced during 2003 included $28.5 million in pension and post-retirement benefit expenses, an increase in uncollectible accounts receivable expense amounting to $21.3 million, and increased property tax expense of $12.3 million. Expense reductions for 2003 include $27.5 million in reduced administrative and employee-related expenses, the approval of a bad debt tracker for Columbia of Ohio for the recovery of $25.2 million of previously uncollected accounts receivable, and insurance recoveries and the reversal of legal, environmental, and other accrued expenses of approximately $35.3 million. In addition, NiSource sold Columbia Service Partners for a gain of $16.6 million in the third quarter of 2003 and Midtex Gas Storage for a gain of $7.5 million in the fourth quarter of 2003. The 2002 period included $24.5 million of insurance recoveries for environmental expenses, a reduction in estimated sales taxes of $11.4 million related to sales of natural gas to customers of a subsidiary previously engaged in the retail and wholesale gas marketing business, a reduction in reserves for environmental expenditures and unaccounted-for gas amounting to $20 million, offset by $14.8 million of increased expenses related to NiSource’s reorganization initiatives and other employee-related costs and $8.7 million related to the recognition of a reserve related to a long-term note receivable.

Other Income (Deductions)

Other Income (Deductions) in 2004 reduced income $400.9 million compared to a reduction of $456.4 million in 2003. Interest expense, net decreased $60.8 million from 2003 primarily due to lower long-term interest rates and a decrease in total debt of $354 million from December 31, 2003. Other, net decreased $7.9 million as a result of decreased interest income in 2004.

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

Income Taxes

Income taxes increased $6.7 million in 2004 as compared with 2003 and increased $15.3 million in 2003 over 2002 primarily as a result of higher pre-tax income in each succeeding period. The effective income tax rates were 35.9%, 35.5%, and 35.5 % in 2004, 2003 and 2002, respectively.

Discontinued Operations

Discontinued operations reflected income of $6.1 million, or $0.02 per share, in 2004 compared to a loss of $331.7 million, or $1.28 per share, in 2003 and a loss of $25.6 million, or $0.12 per share, in 2002. The current year’s income from discontinued operations, after-tax, is mostly the result of a reduction in estimated income taxes associated with NiSource’s former exploration and production subsidiary, Columbia Energy Resources, Inc. (CER). In 2003, an after-tax loss of $301.2 million was related to the sale of CER, while a loss of $29.1 million was recognized on the sale of six PEI Holdings, Inc. (PEI) subsidiaries and a loss of $1.3 million on the sale of Columbia Transmission Communications Corporation (Transcom). The 2002 results were unfavorably impacted by a charge of $51.3 million, after-tax, that was recognized as a result of the continuing depressed market for dark fiber and NiSource’s decision to exit the telecommunications business.

Change in Accounting

The change in accounting in 2003 of $8.8 million, net-of-tax, resulted from the cumulative effect of adopting the Financial Accounting Standards Board statement on asset retirement obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

Liquidity and Capital Resources

Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Operating Activities. Net cash from operating activities for the twelve months ended December 31, 2004 was $1,022.8 million, an increase of $549.9 million from a year ago. This change was due primarily to a use of approximately $430 million from working capital changes during the comparable 2003 period versus only a $40 million use this year. The 2003 impact to working capital resulted from a decrease of exchange gas payables that were accrued at the end of 2002 and the replacement of a lower cost inventory level with a significantly higher cost inventory level. Additionally, $142 million of cash was used during 2003 by businesses that were disposed of during that year.

Investing Activities. On October 20, 2003, NiSource sold all of the steel-related, “inside-the-fence” assets of its subsidiary PEI, to Private Power, LLC (Private Power). The sale included six PEI operating subsidiaries and the name “Primary Energy”. Private Power paid approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after tax cash proceeds from the sale reduced NiSource’s debt by $206.3 million. NiSource has accounted for the assets sold as discontinued operations and has adjusted periods after 1999 accordingly. During 2003, NiSource recognized an after-tax loss of $29.1 million related to the sale.

On August 29, 2003, NiSource sold its exploration and production subsidiary, CER, to a subsidiary of Triana Energy Holdings for $330 million, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. On January 28, 2003, NiSource’s former subsidiary, Columbia Natural Resources, Inc., sold its interest in certain natural gas exploration and production assets in New York for approximately $95 million. NiSource has accounted for CER as discontinued operations and has adjusted periods after 1999 accordingly. During 2003, NiSource recognized an after-tax loss of $301.2 million related to the sales.

Financing Activities. On July 29, 2003, NiSource filed a shelf registration statement with the Securities and Exchange Commission to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource’s pre-existing shelf capacity, provided the Company with an aggregate $2.8 billion of total issuance capacity. After the $250 million of notes issued on November 4, 2003 and the $450 million of notes issued on November 23, 2004, both of which are discussed below, NiSource’s shelf capacity remains at $1.85 billion.

On November 23, 2004, NiSource Finance Corp. (NiSource Finance) issued $450 million of 5-year floating rate unsecured notes that mature November 23, 2009. The notes are callable, at par, on or after November 23, 2006. Subsequently, on December 10, 2004, NiSource Finance used $250 million of the proceeds from the $450 million floating rate note offering to redeem $250 million of existing floating rate notes that were due May 2005. The remaining proceeds were used to repay a portion of NiSource Finance short-term borrowings.

On November 1, 2004, NiSource issued approximately 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource’s SAILSSM. NiSource received approximately $144.4 million in satisfaction of the SAILSSM holders’ obligation under the stock purchase contracts, which was used to pay down short-term borrowings. Effective November 1, 2004, the interest rate on the $144.4 million of debentures that comprised the debt component of the SAILSSM was reset to 3.628% per annum. The debentures mature November 1, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

During July 2004, Northern Indiana redeemed $32 million of its medium-term notes, with an average interest rate of 6.53%.

During April 2004, NiSource Capital Markets, Inc. (NiSource Capital Markets) redeemed $80 million of its medium-term notes, with an average interest rate of 7.39%.

During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes and Bay State redeemed $10 million of its medium-term notes, with an average interest rate of 7.49% and 7.63%, respectively. The associated redemption premium was $4.6 million, of which $4.2 million was charged to expense and $0.4 million was recorded as a regulatory asset.

On December 18, 2003, $55 million of new tax-exempt Pollution Control Revenue Refunding Bonds were issued by Jasper County, Indiana on behalf of Northern Indiana. The new tax-exempt bonds were issued on an auction rate basis and bear interest at a floating rate as determined in 35-day increments by the tax-exempt auction process. The proceeds of the bonds were loaned to Northern Indiana, pursuant to a financing agreement dated as of December 1, 2003, and were used to refund Northern Indiana’s $55 million aggregate principal amount of Jasper County, Indiana Collateralized Pollution Control Refunding Revenue Bonds Series 1991. As a result of the refunding, the final series of First Mortgage Bonds outstanding under Northern Indiana’s First Mortgage Indenture were discharged, cancelled and returned to Northern Indiana. There are no longer any First Mortgage Bonds outstanding under the First Mortgage Indenture. Northern Indiana intends to obtain and file in due course in the appropriate recording offices in Indiana the releases necessary to remove the First Mortgage Indenture from the title records with respect to the Northern Indiana property formerly subject to the lien of the First Mortgage Indenture.

On November 4, 2003, NiSource Finance issued $250 million of 18-month floating rate unsecured notes with a maturity date of May 4, 2005. The notes were subsequently called on December 10, 2004 at par value. Also on November 4, 2003, NiSource Finance issued $250 million of 3.20% three-year unsecured notes that mature November 1, 2006. The proceeds were used to repay a portion of NiSource Finance’s $750 million notes, which matured on November 15, 2003.

On July 21, 2003, NiSource Finance issued $500 million of 5.40% eleven-year senior unsecured notes that mature July 15, 2014. The proceeds were used to reduce other maturing debt and for working capital needs. During the time period of March 2003 through July 2003, Northern Indiana redeemed $124 million of Northern Indiana medium term notes. On April 15, 2003, NiSource Finance repaid at maturity $300 million of its 5.75% two-year senior notes. On March 31, 2003, NiSource Capital Markets redeemed $75 million of its 7.75% Subordinated Debentures due March 1, 2026.

On July 8, 2003 NiSource announced that it would reduce its common stock dividend to $0.92 per share from $1.16 per share on an annual basis. This change took effect beginning with the dividend payable on November 20, 2003. The change in the dividend, the sale of non-core assets, the November 2002 equity offering and ongoing debt reduction efforts have stabilized NiSource’s credit ratings, enhanced cash flows and provided funds to reinvest in NiSource’s core businesses for the future. NiSource’s decision was also influenced by the fact that its dividend yield and payout ratio prior to the dividend reduction were higher than industry averages.

In February 2003, NiSource issued approximately 13.1 million shares of common stock upon the settlement of forward equity agreements comprising a component of the Corporate PIES. Concurrently with the settlement of the forward agreements, NiSource remarketed most of the underlying debentures, due February 19, 2005, and reset the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders’ obligations under the forward equity agreements. The sole purchaser of the remarketed debentures purchased newly-offered 6.15% notes of NiSource Finance due March 1, 2013, using the remarketed debentures as consideration.

In November 2002, NiSource issued 41.4 million shares of common stock at a per-share price of $18.30 ($17.75 on a net basis). The net proceeds of approximately $734.9 million were used to reduce debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

Credit Facilities

NiSource is currently in the process of renewing its $500 million 364-day credit facility, and plans to incorporate this facility and its $750 million 3-year facility into a combined $1.25 billion 5-year credit facility. The new facility is expected to close in March 2005 and will include sub-limits for letters of credit of $500 million and swingline loans of $200 million. NiSource anticipates that a debt to capitalization financial covenant will be the only financial covenant required under this new facility.

As of March 1, 2005, there are no borrowings under the existing facility. NiSource had short term cash investments of $146.1 million as of that date.

During March 2004, NiSource obtained a new $500 million 364-day credit facility and a $750 million 3-year credit facility with a syndicate of banks led by Barclays Capital. The new facilities replaced an expiring $1.25 billion credit facility. NiSource had outstanding credit facility advances of $307.6 million at December 31, 2004, at a weighted average interest rate of 3.04%, and advances of $685.5 million at December 31, 2003, at a weighted average interest rate of 1.82%. As of December 31, 2004 and December 31, 2003, NiSource had $111.6 million and $126.4 million of standby letters of credit outstanding, respectively. At December 31, 2004, $89.4 million of the $111.6 million total outstanding letters of credit resided within a separate bilateral letter of credit arrangement with Barclays Bank that NiSource obtained during February 2004. Of the remaining $22.2 million of standby letters of credit outstanding at December 31, 2004, $18.2 million resided under NiSource’s 3-year credit facility and $4.0 million resided under an uncommitted arrangement with another financial institution. As of December 31, 2004, $924.2 million of credit was available under the credit facilities.

Debt Covenants

NiSource is subject to two financial covenants under both its existing 364-day and 3-year revolving credit facilities. On a consolidated basis, NiSource must maintain an interest coverage ratio of not less than 1.75, as determined for each period of four consecutive fiscal quarters. Additionally, NiSource must maintain a debt to capitalization ratio that does not exceed 70 percent. As of December 31, 2004, NiSource was in compliance with these financial covenants.

NiSource is also subject to certain negative covenants under the revolving credit facilities. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional asset basket equal to 5% of NiSource’s consolidated net tangible assets. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource’s assets to no more than 10% of its consolidated total assets. The revolving credit facilities also include a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.

NiSource’s bond indentures generally do not contain any financial maintenance covenants. However, NiSource’s bond indentures are generally subject to cross default provisions ranging from uncured payment defaults of $5 million to $50 million, and limitations on the incurrence of liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional asset basket capped at either 5% or 10% of NiSource’s consolidated net tangible assets.

Sale of Trade Accounts Receivables

On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement, which replaced a prior similar agreement, expires in May 2005, but can be renewed if mutually agreed to by both parties. As of December 31, 2004, $137.7 million of accounts receivable had been sold by CORC.

Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreement will expire on December 26, 2005, but can be renewed if mutually agreed to by both parties. As of December 31, 2004, NRC had sold $133.3 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.

Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

Credit Ratings

On July 8, 2003, Moody’s Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries, concluding a review for possible downgrade that began on May 13, 2003. Moody’s ratings outlook for NiSource and its subsidiaries is now “stable”. On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ rating for Columbia Energy Group (Columbia). Fitch also lowered the rating of Northern Indiana by one notch to BBB+ due to Fitch’s policy of restricting the ratings between a parent and its subsidiaries where short-term financing facilities are solely at the holding company level. This did not reflect weakening credit at Northern Indiana. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On June 16, 2003, Standard and Poor’s affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor’s outlook for NiSource and all of its subsidiaries was revised from negative to stable.

Certain EnergyUSA-TPC Corp. (TPC) electric trading agreements contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $3 million to $5 million. In addition to agreements with ratings triggers, there are other electric or gas trading agreements that contain “adequate assurance” or “material adverse change” provisions. The collateral requirement for those agreements would amount to approximately $50 million to $55 million.

Columbia is the principal for surety bonds issued to guarantee performance under forward gas sales agreements. The surety bonds related to forward gas sales under agreements with Mahonia II Limited have indemnity values amounting to approximately $71.1 million as of December 31, 2004, which decline over time and have ratings triggers if the credit rating of Columbia falls below BBB at Standard and Poor’s or Baa2 at Moody’s. Columbia’s long-term debt ratings are currently BBB and Baa2 at Standard and Poor’s and Moody’s, respectively. The collateral requirement from a downgrade below the ratings trigger levels would require the posting of a letter of credit of approximately $71.1 million declining over time. In another, but unrelated transaction, the surety, in accordance with the terms of its indemnity agreement, required NiSource to post a letter of credit in the face amount of approximately $131 million, declining over time, to support the bonds. At December 31, 2004, the total amount of letters of credit required with respect to this transaction was $89.4 million.

Contractual Obligations and Commercial Commitments

NiSource has certain contractual obligations that extend beyond 2005. The obligations include long-term debt, mandatorily redeemable preferred stock, lease obligations, and purchase obligations for pipeline capacity, transportation and storage services by NiSource’s Gas Distribution Operations subsidiaries. The total contractual obligations in existence at December 31, 2004 and their maturities were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Long-term debt	$6,207.2	$1,298.7	$438.3	$370.7	$33.5	$465.9	$3,600.1
Mandatorily redeemable preferred stock	1.5	0.9	0.6	—	—	—	—
Capital leases	2.6	0.4	0.5	0.4	0.4	—	0.9
Operating leases	273.7	46.5	44.5	39.1	33.9	26.8	82.9
Purchase obligations	1,121.3	212.5	162.4	142.5	112.4	87.9	403.6

Total contractual obligations	$7,606.3	$1,559.0	$646.3	$552.7	$180.2	$580.6	$4,087.5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

NiSource has obligations associated with interest and tax payments. For 2005, NiSource projects that it will be required to make interest and tax payments of approximately $990 million. Also, NiSource expects to make contributions of $3.6 million to its pension plans and $52.7 million to its postretirement medical and life plans in 2005.

In addition, Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $17.2 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

NiSource has made certain commercial commitments that extend beyond 2005. The commitments include lines of credit, letters of credit and guarantees, which support commercial activities. The total commercial commitments in existence at December 31, 2004, including commercial commitments for discontinued operations, and the years in which they expire were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Lines of credit	$307.6	$307.6	$—	$—	$—	$—	$—
Letters of credit	111.6	19.2	1.9	1.1	89.4	—	—
Guarantees	5,623.5	1,324.2	925.2	63.0	68.8	525.6	2,716.7

Total commercial commitments	$6,042.7	$1,651.0	$927.1	$64.1	$158.2	$525.6	$2,716.7

Of the commercial commitments outstanding shown above, NiSource had approximately $3.7 billion of debt and capital lease obligations recorded on its Consolidated Balance Sheets at December 31, 2004.

Pension Funding

Due to strong equity markets, the fair value of NiSource’s pension fund assets as of September 30, 2004, have increased for the second year in a row. Additionally, $18.2 million in employer contributions were made during 2004 to certain of NiSource’s qualified and non-qualified pension plans. NiSource expects market returns to revert to normal levels as demonstrated in historical periods and expects to contribute $3.6 million in 2005 to certain pension plans and may provide additional funding for the pension obligations if returns on plan assets fall short of the assumed 9.0% long-term earnings rate assumption. As a result of the increase in the fair value of the plan assets, NiSource expects pension expense for 2005 to decrease approximately $3.6 million from the amount recognized in 2004. See Note 10, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.

Capital Expenditures and Other Investing Activities

The table below reflects actual capital expenditures and other investing activities by segment for 2004 and 2003 and an estimate for year 2005:

(in millions)	2005E	2004	2003

Gas Distribution Operations	$255.3	$225.2	$195.1
Transmission & Storage Operations	206.3	133.3	120.5
Electric Operations	128.1	154.0	225.1
Other Operations	33.9	10.9	31.8

Total	$623.6	$523.4	$572.5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

For 2004, capital expenditures and other investing activities were $523.4 million, a decrease of $49.1 million from 2003. This reduction in capital expenditures was mainly due to a reduction in expenditures for nitrogen oxide (NOx) compliance. The Gas Distribution Operations segment’s capital program in 2004 included initiatives to extend service to new areas and develop future markets through new services that may be added to the existing business and to create a potential new pool of customers, as well as expenditures to ensure safe, reliable and improved service to customers and modernize and upgrade facilities. The Gas Transmission and Storage Operations segment invested primarily in modernizing and upgrading facilities and meeting the needs of existing and new customers through the construction of significant new facilities, either wholly-owned by NiSource or in partnership with other qualified project participants. Electric Operations capital program included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance regarding NOx reduction, and additions to electric distribution systems related to new customers. Capital expenditures in Other Operations mainly comprise partnership investments and enterprise-wide information technology infrastructure improvement. In 2004, Other Operations included a recovery of funds related to prior year investments.

For 2005, the projected capital program is expected to be $623.6 million, which is $100.2 million higher than the 2004 level. This higher spending is mainly due to increased expenditures for pipeline integrity related work and growth initiatives in the Gas Transmission and Storage Operations segment and system upgrades in the Gas Distribution Operations segment to maintain service and reliability. The program is expected to be funded primarily with cash from operations. Increases in 2005 capital expenditures will be partly offset by a continued reduction in estimated expenditures for NOx compliance.

Market Risk Disclosures

Risk is an inherent part of NiSource’s energy businesses. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal trading and non-trading risks that are involved in NiSource’s energy businesses: commodity market risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with committee oversight that requires constant communication, judgment and knowledge of specialized products and markets. NiSource’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, NiSource’s risk management policies and procedures continue to evolve and are subject to ongoing review and modification.

Various analytical techniques are employed to measure and monitor NiSource’s market and credit risks, including value-at-risk and instrument sensitivity to market factors (VaR). VaR represents the potential loss or gain for an instrument or portfolio from changes in market factors, for a specified time period and at a specified confidence level.

Non-Trading Risks

Commodity price risk resulting from non-trading activities at NiSource’s rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional ratemaking process and may be more exposed to commodity price risk.

Effective July 1, 2002, TPC sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Beginning with the effective date of the sale, the primary remaining operations associated with TPC include commercial and industrial gas sales (including arranging supply), power marketing and gas supply associated with Whiting Clean Energy, Inc. and power trading. With the exception of power trading and one remaining gas trading transaction, which expired in October 2002, since July 1, 2002 the gas-related activities at TPC were no longer considered trading activities for accounting purposes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

As a result of the fixed-to-variable interest rate swap transactions referenced above, $1,160 million of NiSource Finance’s existing long-term debt is now subject to fluctuations in interest rates.

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during 2004 and 2003, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $20.5 million and $16.2 million for the years 2004 and 2003, respectively.

Between October 27, 2004 and November 1, 2004, NiSource Finance entered into $900 million of forward starting interest rate swaps, hedging the future interest payments of long-term debt. The $900 million of forward starting swaps included $450 million notional value of 12-year forward starting swaps entered into with three counterparties and $450 million notional value of 15-year forward starting swaps entered into with three additional counterparties. Entering into these hedge transactions allows NiSource Finance to mitigate the risk from rising interest rates and uncertain interest expense cash flows in the future. Assuming prevailing credit spreads in effect at the time the forward starting swaps were put in place, the swaps would result in a net effective interest rate of approximately 5.55%-5.65% for the planned 12-year note issuance and approximately 5.70%-5.80% for the planned 15-year note issuance. These approximate interest rates assume the relationship between swap spreads embedded in the forward starting swaps and NiSource Finance’s credit spread remain constant from execution date of the swaps through the planned notes issuance date anticipated in September 2005. Each of the forward starting swap transactions have both an effective date and a mandatory early termination date of September 7, 2005, which is the date NiSource Finance anticipates completing $900 million of new debt issuance, consisting of $450 million of 12-year notes and $450 million of 15-year notes.

On May 12, 2004, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $660 million with six counterparties having a 6 1/2-year term. NiSource Finance will receive payments based upon a fixed 7.875% interest rate and pay a floating interest amount based on U.S. 6-month British Banker Association (BBA) London InterBank Offered Rate (LIBOR) plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on May 15, 2009 at mid-market.

On May 12, 2004, Columbia terminated all remaining fixed-to-variable interest rate swap agreements.

On July 22, 2003, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties with an 11-year term. NiSource Finance will receive payments based upon a fixed 5.40% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on either July 15, 2008 or July 15, 2013 at mid-market.

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100 million with two counterparties. Columbia received payments based upon a fixed 7.42% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 2.39% per annum. There was no exchange of premium at the initial date of the swaps. These interest rate swap agreements were terminated on May 12, 2004.

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement in a notional amount of $100 million. Columbia received a settlement payment from the counterparty amounting to $8.2 million, which is being amortized as a reduction to interest expense over the remaining term of the underlying debt.

On September 3, 2002, Columbia entered into new fixed-to-variable interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. According to the agreements, Columbia will receive payments based upon a fixed 7.32% interest rate and will pay a floating interest amount based on U.S. 6-month BBA LIBOR plus 2.66% per annum. There was no exchange of premium at inception of the swaps. These interest rate swap agreements were terminated on May 12, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

Due to the nature of the industry, credit risk is a factor in many of NiSource’s business activities. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative contracts such as interest rate swaps, credit risk arises when counterparties are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments, standby letters of credit and guarantees. Because many of NiSource’s exposures vary with changes in market prices, NiSource also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, NiSource considers collateral that it holds to reduce individual counterparty credit risk.

Trading Risks

Prior to the July 1, 2002 sale of the TPC gas marketing and trading contracts, NiSource’s trading operations consisted of gas- and power-related activities. Beginning July 1, 2002, with the exception of one remaining gas trading transaction, which expired in October 2002, the trading activities of TPC have involved power only.

The transactions associated with NiSource’s power trading operations give rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity. The power trading operations market and trade over-the-counter contracts for the purchase and sale of electricity. Those contracts within the power trading portfolio that require settlement by physical delivery are often net settled in accordance with industry standards.

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

The fair values of the contracts related to NiSource’s trading operations, the activity affecting the changes in the fair values during 2004, the sources of the valuations of the contracts during 2004 and the years in which the remaining contracts (all power trading) mature are:

(in millions at December 31)	2004

Fair value of trading contracts outstanding at the beginning of the period	$(1.5)
Contracts realized or otherwise settled during the period (including net option premiums received)	(0.4)
Fair value of new contracts entered into during the period	(8.6)
Other changes in fair values during the period	7.5

Fair value of contracts outstanding at the end of the period	$(3.0)

(in millions)	2005	2006	2007	2008	After

Prices from other external sources	$(0.7)	$—	$—	$—	$—
Prices based on models/other method	(2.3)	—	—	—	—

Total fair values	$(3.0)	$—	$—	$—	$—

The caption “Prices from other external sources” generally includes contracts traded on electronic exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within “Prices based on models/other method” are generally valued employing the widely used Black-Scholes option-pricing model.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

Market Risk Measurement

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.2 million, $0.4 million and effectively zero, during 2004, respectively. The daily market exposure for the gas marketing and trading portfolios on an average, high and low basis was $0.1 million, $0.4 million and $0.1 million during 2004, respectively. Prospectively, management has set the VaR limits at $2.5 million for power trading and $0.5 million for gas marketing. Exceeding the VaR limits would result in management actions to reduce portfolio risk.

Refer to this Item 7, “Critical Accounting Policies,” and Note 1-Q, “Accounting for Risk Management and Energy Trading Activities,” and Note 6, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.

Off Balance Sheet Arrangements

NiSource has issued guarantees that support up to approximately $1.2 billion of commodity-related payments for its current subsidiaries involved in energy marketing and power trading and to satisfy requirements under forward gas sales agreements of a former subsidiary. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets. In addition, NiSource has other guarantees, purchase commitments, operating leases, lines of credit and letters of credit outstanding. Refer to Note 6, “Risk Management and Energy Trading Activities,” and Note 17, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.

Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $17.2 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

In addition, NiSource has sold certain accounts receivable. NiSource’s accounts receivable programs qualify for sale accounting because they meet the conditions specified in Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. NiSource does not retain any interest in the receivables under these programs. Refer to Note 16, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements for additional information on these agreements.

Other Information

Critical Accounting Policies

NiSource applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on NiSource’s results of operations and Consolidated Balance Sheets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

Basis of Accounting for Rate-Regulated Subsidiaries. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource’s rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $998.4 million and $1,214.3 million at December 31, 2004, and $893.2 million and $1,164.5 million at December 31, 2003, respectively. For additional information, refer to Note 1-D, “Basis of Accounting for Rate-Regulated Subsidiaries,” in the Notes to Consolidated Financial Statements.

In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, NiSource would be required to apply the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board (FASB) Statement No. 71.” In management’s opinion, NiSource’s regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $174.5 million at December 31, 2004. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.

Accounting for Risk Management Activities. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as subsequently amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149 (collectively referred to as SFAS No. 133,) the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is high. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. NiSource had $209.4 million and $188.7 million of price risk management assets and $52.4 million and $36.7 million of price risk management liabilities, all primarily related to hedges, at December 31, 2004 and 2003, respectively. The amount of unrealized gains recorded to other comprehensive income, net of tax, was $93.9 million and $91.7 million at December 31, 2004 and 2003, respectively.

Accounting for Energy Trading Activities. Energy trading activities refers to energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices. NiSource evaluates the contracts of its trading operations in accordance with the criteria for derivative contracts under SFAS No. 133. Through 2002, contracts not meeting the criteria under SFAS No. 133 were recorded at fair value under Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities” (EITF No. 98-10).

Pursuant to EITF No. 98-10, when certain trading criteria are met, energy contracts, including “energy-related contracts” such as tolling, transportation and storage contracts, should be accounted for at fair value (marked to market) along with any related derivative contracts, recognizing related gains and losses currently in earnings. In the October 2002 EITF meeting, EITF No. 98-10 was rescinded and only contracts meeting the definition in SFAS No. 133 can be marked to market. Refer to Note 6, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statement for further information.

While the assessment of fair values for NiSource’s trading contracts have been mainly based on pricing information for exchange-traded contracts, transportation and storage agreements related to gas trading deals entered into prior to the cessation of gas trading activities were marked to fair value based on the results of internal models. No estimates of fair values on transportation and storage contracts related to gas trading activities remained as of December 31, 2002 due to the sale or expiration of all gas-trading related agreements during the year. In addition, power trading options were marked to fair value through earnings based on internal calculations of fair value employing the widely-used Black-Scholes option pricing model. The fair value of the “mark-to-fair-value” options outstanding was a loss of $3.0 million and a loss of $1.5 million at December 31, 2004 and 2003, respectively.

NiSource’s Consolidated Balance Sheets contained price risk management assets of $8.8 million and $21.9 million and price risk management liabilities of $11.9 million and $23.4 million, at December 31, 2004 and 2003, respectively, related to unrealized gains and losses on trading activities.

Pensions and Postretirement Benefits. NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource’s pensions and other postretirement benefits see Note 10, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

Recently Issued Accounting Pronouncements

SFAS No. 123 (revised 2004) — Share-Based Payment (SFAS No. 123R). In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, using a modified version of the prospective application.

NiSource has traditionally awarded stock options to employees at the beginning of each year that vested one year from the date of grant. For stock options granted during January 2005, the Company awarded stock options that vested immediately, but included a one-year exercise restriction. Due to the one-year vesting terms of the options awarded prior to 2005 and the immediate vesting of the options awarded in January 2005, no amounts from the value of stock options awarded during or prior to June 15, 2005 will result in the recognition of expense during 2005 in accordance with SFAS No. 123R. However, any stock options awarded after June 15, 2005 will result in compensation expense over the related future vesting periods. NiSource anticipates that the adoption of this statement in the third quarter of 2005 will not have a material impact to NiSource’s financial position or results of operations for 2005.

FASB Staff Position (FSP) No. FAS 106-2 — Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). (Supersedes FSP 106-1 — Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. NiSource had previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-1. On July 1, 2004, NiSource adopted the provisions of FSP 106-2. The impact of accounting for the federal subsidy was not material to NiSource’s financial position or results of operations.

FASB Interpretation No. 46 (Revised December 2003) — Consolidation of Variable Interest Entities. On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46R to the first quarter of 2004. As a result, NiSource consolidated certain low income housing real estate investments beginning in the first quarter of 2004. Upon consolidation, NiSource increased its long-term debt by approximately $40 million. NiSource does not guarantee the debt payment of these low-income housing real estate investments.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.

The ultimate liability in connection with the contamination sites will depend upon many factors including the extent of environmental response actions required, other potentially responsible parties and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5, “Accounting for Contingencies” and consistent with American Institute of Certified Public Accountants Statement of Position 96-1, “Environmental Remediation Liabilities.” As costs become probable and reasonably estimable, reserves will be recorded and adjusted as appropriate. NiSource believes that any environmental response actions required at former operations, for which it is ultimately liable, will not have a material adverse effect on NiSource’s financial position.

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in United States Environmental Protection Agency (EPA)’s Climate Leaders program and will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

Bargaining Unit Contract

As of December 31, 2004, NiSource had 8,628 employees of which 3,361 were subject to collective bargaining agreements. Northern Indiana reached an agreement with its bargaining unit employees to replace the contract agreements that expired May 31, 2004. The new agreements are for five years, expiring May 31, 2009.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information

NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Year Ended December 31, (in millions)	2004	2003	2002

Net Revenues
Sales Revenues	$3,859.6	$3,659.9	$2,905.4
Less: Cost of gas sold	2,850.8	2,625.3	1,921.6

Net Sales Revenues	1,008.8	1,034.6	983.8
Transportation Revenues	431.8	442.0	405.0

Net Revenues	1,440.6	1,476.6	1,388.8

Operating Expenses
Operation and maintenance	640.4	615.4	589.6
Depreciation and amortization	194.6	190.2	189.2
Other taxes	165.3	164.6	150.9

Total Operating Expenses	1,000.3	970.2	929.7

Operating Income	$440.3	$506.4	$459.1

Revenues ($ in Millions)
Residential	$2,388.5	$2,356.2	$1,790.7
Commercial	839.0	841.3	604.9
Industrial	197.4	194.0	101.9
Transportation	431.8	442.0	405.0
Off System Sales	214.2	86.1	191.5
Other	220.5	182.3	216.4

Total	$4,291.4	$4,101.9	$3,310.4

Sales and Transportation (MMDth)
Residential sales	218.9	230.4	223.4
Commercial sales	85.3	89.7	83.6
Industrial sales	24.3	21.8	17.3
Transportation	534.5	522.9	536.9
Off System Sales	34.9	10.5	62.8
Other	0.6	0.9	0.2

Total	898.5	876.2	924.2

Heating Degree Days	4,887	5,134	4,757
Normal Heating Degree Days	4,967	4,949	5,129
% Colder (Warmer) than Normal	(2%)	4%	(7%)

Customers
Residential	2,389,032	2,278,768	2,318,862
Commercial	215,633	210,967	216,024
Industrial	5,806	6,009	5,818
Transportation	722,379	779,802	705,430
Other	61	135	146

Total	3,332,911	3,275,681	3,246,280

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

In connection with these restructuring initiatives, a total of approximately 1,600 management, professional, administrative and technical positions throughout all NiSource segments have been identified for elimination. As of December 31, 2004, approximately 1,560 employees throughout all NiSource segments had been terminated, of whom approximately 13 employees were terminated during 2004. Payments made in 2004 in respect of the restructuring items within Gas Distribution Operations was $1.6 million. Additionally, during 2004, the restructuring reserve was decreased by $0.5 million related to previous restructuring initiatives due to adjustments in estimated costs. The liability associated with these restructuring initiatives at December 31, 2004 and 2003 was $7.8 million and $9.9 million, respectively, with $7.3 million related to facility exit costs at December 31, 2004.

Regulatory Matters

Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution Operations’ facilities for transportation services. Beginning in the mid-1990s, Gas Distribution Operations has provided these “CHOICE®” programs for its retail customers. Through the month of December 2004, approximately 713 thousand of Gas Distribution Operations’ residential and small commercial and industrial customers selected an alternate supplier.

Gas Distribution Operations continues to offer CHOICE® opportunities through regulatory initiatives in all of its jurisdictions. While CHOICE® programs generally provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Gas Distribution Operations expects to play a substantial role in supplying gas commodity services to its customers for the foreseeable future. Customer participation in some of these programs can leave the Gas Distribution Operations subsidiaries with pipeline capacity for which it has contracted but no longer has a need. The state commissions in jurisdictions served by Gas Distribution Operations are at various stages in addressing methods for recovering the cost of such capacity. Gas Distribution Operations is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering these costs include the use of assets available from previous funding mechanisms, incentive sharing mechanisms, reducing levels of reserved pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

Through October 2004, Columbia of Ohio’s rates were established by regulatory stipulation approved by the Public Utilities Commission of Ohio (PUCO). On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio’s regulatory framework from November 2004 through October 2010. Most of Columbia of Ohio’s volumetric capacity under contracts with interstate pipelines expired on October 31, 2004, and the amended stipulation would have provided Columbia of Ohio with guaranteed recovery of the costs of renewing those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also have: (1) extended Columbia of Ohio’s CHOICE® program from November 1, 2004 through October 2010; (2) provided Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE® program; and (3) allowed

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations (continued)

Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation. The order extended Columbia of Ohio’s CHOICE® program through December 31, 2007 and declined to pre-approve the amount of firm interstate pipeline capacity for which Columbia of Ohio could contract and receive assurance of cost recovery. In addition, the PUCO made other modifications which would limit Columbia of Ohio’s ability to generate revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE® program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the amount of revenues generated through off-system sales or capacity release transactions. The order allowed Columbia of Ohio to record post-in-service carrying charges on plant placed in service between October 2004 and December 31, 2007, and allowed the deferral of property taxes and depreciation associated with such plant for that same time frame.

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation (Joint Petitioners), consistent with standard regulatory process, petitioned the PUCO for rehearing on the components that were modified in the March 11 order. That same day the Office of the Ohio Consumers’ Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004, the PUCO issued an order on rehearing, in which it denied the OCC’s motion to dismiss and its application for rehearing. The PUCO granted part of the joint application filed by Columbia of Ohio and others. The PUCO modified its previous orders. Specifically, it (1) revised the term of the stipulation so that it extends through October 31, 2008; (2) restored the mandate that natural gas marketers participating in the CHOICE® program obtain 75% of their interstate pipeline capacity directly from Columbia of Ohio; and (3) revised the mechanism applicable to Columbia of Ohio’s sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio will begin sharing such revenue with the customers after the annual revenue exceeds $25 million, instead of $35 million as originally proposed in the stipulation. This order further permitted Columbia of Ohio to record post-in-service carrying charges on plant placed in service between October 2004 and October 2008, and allowed the deferral of property taxes and depreciation associated with such plant for that same time frame.

Columbia of Ohio and the other signatory parties to the stipulation accepted the PUCO’s modifications. Nevertheless, on May 14, 2004, the OCC filed a Second Application for Rehearing. Therein, the OCC argued that the Joint Petitioners did not meet the statutory requirements for an application for rehearing, and thus the PUCO’s rehearing order was unlawful. The OCC also argued that the rehearing order was void as it resulted from settlement negotiations from which the OCC was excluded. The OCC also continued to challenge the PUCO’s treatment of off-system sales and capacity release revenues, and post-in-service carrying charges and related deferrals.

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting. On June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. The briefing process has been completed and the parties are waiting for the Supreme Court of Ohio to schedule oral arguments.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations (continued)

future bad-debt recovery requirements in November 2004. As of December 31, 2004, Columbia of Ohio has $43 million of uncollected accounts receivable pending future recovery.

On December 2, 2004, Columbia of Ohio filed two applications with the Ohio Power Siting Board, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. Columbia of Ohio also filed requests for waivers from certain of the Board’s requirements. The waivers were approved on February 4, 2005. The application is currently pending, awaiting further Board action.

On September 10, 2004, the Pennsylvania Public Utility Commission approved a settlement agreement among Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania), The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors in Columbia of Pennsylvania’s annual gas cost recovery proceeding. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism began October 1, 2004 and ends on September 30, 2006.

Northern Indiana’s gas costs are recovered under a flexible gas cost adjustment (GCA) mechanism approved by the IURC in 1999. Under the approved procedure, a demand component of the fuel adjustment factor is determined annually effective November 1 of each year, after hearings and IURC approval. The commodity component of the adjustment factor is determined by monthly filings, which do not require IURC approval but are reviewed by the IURC during the annual hearing that takes place regarding the demand component filing. Northern Indiana’s GCA factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana’s GCA5 annual demand cost recovery filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the Indiana Office of Utility Consumer Counselor (OUCC) entered into a joint stipulation and agreement resolving all issues in GCA5. Among the settlement agreement’s provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval, which occurred on August 18, 2004. An additional provision of the agreement extended the current Alternative Regulatory Plan (ARP), including Northern Indiana’s gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005.

Northern Indiana’s GCA 6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the second quarter of 2005.

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP to March 31, 2006. The agreement also grandfathers the terms of existing contracts that marketers have with Choice customers and establishes a scope for negotiations that Parties will follow when convening within the next several months to establish a long-term resolution of ARP. The IURC hearing on this settlement was January 13, 2005 with an order expected in the first quarter of 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations (continued)

On December 15, 2004, Northern Indiana obtained approval from the IURC to implement a low-income energy assistance 1-year pilot program under the name NIPSCO Winter Warmth. Northern Indiana and the OUCC entered into and filed a settlement with the IURC on November 5, 2004. The agreement provides that Northern Indiana will collect from customers approximately $5.0 million over the respective 12-month period and contribute $0.7 million of company funds for a total of $5.7 million of energy assistance. Northern Indiana and the IURC will evaluate the success of NIPSCO Winter Warmth in 2005 to determine if it will become a permanent program.

The Maine Public Utility Commission (Maine PUC) has opened an investigation into the cast iron distribution piping integrity of Northern Utilities, Inc. (Northern Utilities). Northern Utilities has responded that its cast iron piping is operated in accordance with state and federal pipeline safety laws and regulations, and that it is replacing that piping in a safe, cost-effective manner. Northern Utilities has estimated that replacement of its cast-iron system on an accelerated basis would cost over $35 million. The company has asked the Maine PUC to assure recovery of the costs associated with the incremental rate base additions if the Maine PUC requires accelerated replacement.

All of the Columbia distribution companies hold long-term contracts for pipeline and storage services with its affiliate pipelines, Columbia Gas Transmission Corporation (Columbia Transmission) and Columbia Gulf Transmission Company (Columbia Gulf), and a majority of those contracts expired on October 31, 2004. The Columbia distribution companies are comprised of Columbia Gas of Kentucky, Inc., Columbia Gas of Maryland, Inc., Columbia of Ohio, Columbia of Pennsylvania, and Columbia Gas of Virginia, Inc. (Columbia of Virginia). Several distribution companies discussed their plan to renew pipeline and storage contracts with industry stakeholders to ensure the continued ability to serve the requirements of firm customers in a tightening capacity market. All contract negotiations between the distribution companies and Columbia Transmission and Columbia Gulf were resolved prior to the contracts expiring. In addition, certain contracts were subject to the approval of the respective state regulatory agencies. On April 29, 2004, the Pennsylvania Public Utility Commission approved a request by Columbia of Pennsylvania to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Pennsylvania’s storage contracts and approximately half of its pipeline contracts will be renewed for terms of fifteen years, while the remaining pipeline contracts will be renewed on a tiered basis for terms ranging from five to ten years. Columbia of Pennsylvania will also acquire additional capacity to meet customer requirements on peak days. In addition, on August 3, 2004, the Virginia State Corporation Commission approved a request by Columbia of Virginia to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Virginia’s storage and pipeline contracts with Columbia Transmission and Columbia Gulf will be renewed for terms of fifteen years.

Environmental Matters

Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2004, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-G, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.

Market Conditions

Spot prices for the winter of 2003-2004 were in the $4.00-$6.00 per dekatherm (Dth) range in line with the prices experienced during the 2002-2003 winter season, except for the spike in prices experienced in late February through early March 2003. Entering the 2003-2004 winter season, storage levels were near the top of the five-year range. Slightly warmer than normal weather for the 2003-2004 winter season left national storage levels near the mid-point of the five-year range.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations (continued)

During the summer of 2004, prices ranged between $5.00 and $6.75/Dth, buoyed by production concerns, economic improvement and demand for gas-fired electric generation, though storage stocks reached their highest recorded levels entering the winter heating season. Thus far during the winter of 2004-2005 price levels are between $6.00 and $8.00/Dth, though stocks of storage gas continue to be higher than the five-year average and those of the 2003-2004 winter.

All NiSource Gas Distribution Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the Consolidated Balance Sheets to be included in future customer billings. During times of unusually high gas prices, throughput and net revenue may be adversely affected as customers may reduce their usage as a result of higher gas cost.

The Gas Distribution Operations companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of their service territory, the sale of products and services in their service territories and gas supply cost incentive mechanisms for service to their core markets. The upstream products are made up of transactions that occur between an individual Gas Distribution company and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by NiSource to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations company system. The incentive mechanisms give the Gas Distribution Operations companies an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions vary by operating company with some sharing the benefits with customers and others using these revenues to mitigate transition costs occurring as the result of customer choice programs described above under “Regulatory Matters.”

Capital Expenditures and Other Investing Activities

The Gas Distribution Operations segment’s net capital expenditure program was $225.2 million in 2004 and is projected to be approximately $255.3 million in 2005. The increase is primarily for modernizing and upgrading facilities. Capital expenditures required to provide service to new customers totaled approximately $84.8 million in 2004 and are expected to be $92.5 million in 2005.

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

Weather in the Gas Distribution Operations service territories for 2004 was approximately 2% warmer than normal and 5% warmer than 2003, decreasing net revenues by approximately $33 million for the year ended December 31, 2004 compared to 2003.

In 2003, weather in the Gas Distribution Operations service territories was approximately 4% colder than normal and 8% colder than 2002, increasing net revenues by approximately $60 million for the year ended December 31, 2003 compared to 2002.

Throughput

Total volumes sold and transported for the year ended December 31, 2004 were 898.5 million dekatherms (MMDth), compared to 876.2 MMDth for 2003. This increase was primarily due to higher off-system, industrial, and transportation sales, partially offset by reduced residential and commercial sales as a result of warmer weather in 2004 as compared with 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations (continued)

Total volumes sold and transported for the year ended December 31, 2003 were 876.2 MMDth, compared to 924.2 MMDth for 2002. This reduction was primarily due to a decrease in off-system sales as a result of fewer market opportunities.

Net Revenues

Net revenues for 2004 were $1,440.6 million, down $36.0 million from 2003, mainly as a result of decreased deliveries of natural gas to residential and commercial customers amounting to approximately $33 million due to warmer weather during the first and fourth quarters of 2004 compared to 2003. Additionally, revenues decreased due to lower revenues from contract cost reduction programs, reduced sales of retail products and releases of capacity amounting to $23.4 million, and reduced revenue from gas cost incentives of $9.7 million. These reductions in revenues were partially offset by an increase in residential customers representing higher revenues of approximately $8.5 million for 2004 as compared to 2003, and higher regulatory strategy net revenues of $25.8 million from the stipulation agreement granted for Columbia of Ohio and the recovery for conservation measures granted to Bay State.

Net revenues for 2003 were $1,476.6 million, up $87.8 million from 2002, mainly as a result of increased deliveries of natural gas to residential, commercial and industrial customers of approximately $60 million due to colder weather during the first quarter of 2003, increased revenues of $8.6 million from off-system sales and contract cost reduction arrangements partially offset by lower gas cost incentives and higher cost trackers and gross receipts taxes generally offset in operating expenses.

Operating Income

For the twelve months ended December 31, 2004, operating income for the Gas Distribution Operations segment was $440.3 million, a decrease of $66.1 million compared to the same period in 2003. The decrease was the result of lower net revenue mentioned above, and higher operating expenses of $30.1 million due to an increase in group insurance and outside services expenses of $6.7 million and depreciation expense of $4.4 million. In addition, the comparable 2003 period was favorably impacted by insurance recoveries and accrual adjustments of approximately $14.2 million. Both the 2004 and the 2003 periods benefited from lower uncollectible accounts resulting from the approval of the bad debt tracker for Columbia of Ohio in the fourth quarter of 2003.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Gas Transmission and Storage Operations

Year Ended December 31, (in millions)	2004	2003	2002

Operating Revenues
Transportation revenues	$668.0	$663.2	$730.4
Storage revenues	178.2	177.9	178.9
Other revenues	9.0	12.2	12.9

Total Operating Revenues	855.2	853.3	922.2
Less: Cost of gas sold	22.6	16.0	47.8

Net Revenues	832.6	837.3	874.4

Operating Expenses
Operation and maintenance	301.8	278.3	316.2
Depreciation and amortization	114.2	111.4	109.4
Loss (Gain) on sale or impairment of assets	1.2	(1.8)	(2.2)
Other taxes	52.3	50.6	52.7

Total Operating Expenses	469.5	438.5	476.1

Operating Income	$363.1	$398.8	$398.3

Throughput (MMDth)
Columbia Transmission
Market Area	978.3	1,018.9	1,043.8
Columbia Gulf
Mainline	539.1	612.6	614.4
Short-haul	102.5	124.4	146.9
Columbia Pipeline Deep Water	16.7	7.4	0.7
Crossroads Gas Pipeline	40.5	34.3	29.2
Granite State Pipeline	32.7	33.4	33.2
Intrasegment eliminations	(537.1)	(592.1)	(553.9)

Total	1,172.7	1,238.9	1,314.3

Pipeline Firm Service Contracts

Since implementation of Federal Energy Regulatory Commission (FERC) Order No. 636 in the early 1990’s, the services of Columbia Transmission and Columbia Gulf have consisted of open access transportation services, and open access storage services in the case of Columbia Transmission. These services are provided primarily to LDCs. On October 31, 2004, firm contracts expired for both Columbia Transmission and Columbia Gulf, which represented approximately 60% of the Gas Transmission and Storage Operations net annual revenues. Based upon new commitments, Gas Transmission and Storage Operations is projecting a reduction of approximately $40 million in annual revenues under the replacement contracts, which represent approximately 5% of total Segment revenues. The terms of the replacement contracts entered into by Columbia Transmission and Columbia Gulf range from one year to 15 years, with an average term of approximately 7 years. These reductions are projected to be partially offset by increased revenues resulting from remarketing efforts and new firm contracts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

On September 19, 2002, the FERC issued its order granting final certificate authority for the original Millennium project and specified that Millennium may not begin construction until certain environmental and other conditions are met. One such condition, impacting what is now being marketed as Phase 2 of the project, is compliance with the Coastal Zone Management Act, which is administered by the State of New York’s Department of State (NYDOS). NYDOS has determined that the Hudson River crossing plan is not consistent with the Act. Millennium’s appeal of that decision to the U.S. Department of Commerce was denied. Millennium filed an appeal of the U.S. Department of Commerce ruling relating to the project’s Hudson River crossing plan in the U.S. Federal District Court on February 13, 2004. The procedural schedule calls for all briefings to be completed by the end of 2005.

During the second quarter of 2004, a NiSource affiliate purchased an additional interest in the project. NiSource is finalizing plans to transfer this interest to other sponsors in the first half of 2005. During the third quarter of 2004, KeySpan Millennium, L.L.C. (subsidiary of KeySpan Corporation) purchased the interest of Westcoast Energy Enterprises (U.S.), Inc. and Westcoast Energy (U.S.), L.L.C. (subsidiaries of Duke Energy Corporation). The other sponsors are Columbia Transmission and MCNIC Millennium Company (subsidiary of DTE Energy Company).

Hardy Storage Project

In November 2004, Columbia Transmission and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) reached an agreement to jointly develop a major new underground natural gas storage field to help meet increased market demand for natural gas in the eastern United States.

Columbia Transmission and Piedmont have formed Hardy Storage Company, L.L.C. (Hardy Storage), to develop a natural gas storage field from a depleted natural gas production field in West Virginia. Columbia Transmission and Piedmont each have a 50 percent equity interest in the project, and Columbia Transmission will serve as operator of the facilities.

An open season for Hardy Storage conducted in early 2004 resulted in full subscription of the project’s storage capacity under long-term firm contracts. The field, which will have the capacity to store approximately 12 billion cubic feet (Bcf) of natural gas, is planned to begin service in November 2007, and will ultimately deliver 176 MMDth per day of firm storage service to the four customers subscribing for Hardy Storage capacity. These customers have also signed long-term firm agreements with Columbia Transmission for transportation capacity to deliver gas from Hardy Storage to their markets. Columbia Transmission will expand its natural gas transmission system to create this capacity.

Hardy Storage and Columbia Transmission anticipate filing the necessary applications for the projects with the FERC in 2005, with plans to begin construction later that year. Service from both projects is expected to be available in 2007.

Regulatory Matters

On February 11, 2004, the FERC issued an order regarding the annual Electric Power Cost Adjustment (EPCA) filing, which upheld Columbia Transmission’s ability to fully recover its electric costs, but required Columbia Transmission to implement a separate EPCA rate to recover from specific customers the electric power costs incurred by a newly expanded electric-powered compressor station. The order also limits Columbia Transmission’s ability to prospectively discount its EPCA rates. On December 22, 2004, the FERC issued an order affirming

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Gas Transmission and Storage Operations (continued)

Columbia Transmission’s right to recover its actual electric costs and removed the obligation to make a separate filing to recover these costs from specific customers. The FERC permitted Columbia Transmission to revisit the method for recovering the costs in a new filing. Management does not believe this order will have a material financial impact.

On April 14, 2004 the FERC issued an order accepting Columbia Transmission’s Retainage Adjustment Mechanism (RAM) filing and approving the full recovery of gas required in system operations. The FERC will permit parties to pursue certain issues raised in the 2003 filing in connection with consideration of Columbia Transmission’s 2004 RAM filing, which became effective April 1, 2004, and is currently pending.

Restructuring

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia. The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

In connection with these restructuring initiatives, a total of approximately 1,600 management, professional, administrative and technical positions throughout all NiSource segments have been identified for elimination. As of December 31, 2004, approximately 1,560 employees throughout all NiSource segments had been terminated, of whom approximately 13 employees were terminated during 2004. Payments made in 2004 in respect of restructured items within Gas Transmission and Storage Operations was $2.9 million. Additionally, during 2004, the restructuring reserve was increased by $1.6 million related to previous restructuring initiatives due to adjustments in estimated costs and an accrual for vacant office space. The liability associated with these restructuring initiatives at December 31, 2004 and 2003 was $5.8 million and $7.1 million, respectively, with $5.0 million related to facility exit costs at December 31, 2004.

Environmental Matters

Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of December 31, 2004, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-G, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations.

Capital Expenditures and Other Investing Activities

The Gas Transmission and Storage Operations segment’s capital expenditure program was $133.3 million in 2004 and is projected to be approximately $206.3 million in 2005. The increase is due to increased expenditures for pipeline integrity related work as well as for the Millennium and Hardy Storage initiatives. The pipeline integrity expenditures are primarily for modernizing and upgrading facilities and complying with the requirements of the U.S. Department of Transportation’s (DOT) recently issued Integrity Management Rule. The DOT Integrity Management Rule requires that high consequence areas on transmission lines be assessed and remediated, if required, within a 10-year period beginning December 2002. Compliance will entail extensive assessment, including pipeline modifications to allow for testing devices, and facility replacement depending on test results. New business initiatives totaled approximately $17.6 million in 2004 and are projected to be $46.8 million in 2005.

Throughput

Columbia Transmission’s throughput consists of transportation and storage services for LDCs and other customers within its market area, which covers portions of northeastern, mid-Atlantic, midwestern, and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services from Rayne, Louisiana to Leach, Kentucky and short-haul transportation services from the Gulf of Mexico to Rayne, Louisiana. Crossroads serves customers in northern Indiana and Ohio and Granite State provides service in New Hampshire, Maine and Massachusetts.

Throughput for the Gas Transmission and Storage Operations segment totaled 1,172.7 MMDth for 2004, compared to 1,238.9 MMDth in 2003. The decrease of 66.2 MMDth was primarily due to slightly warmer weather in 2004 versus 2003, the continued decline of offshore natural gas production, and other non-weather factors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Gas Transmission and Storage Operations (continued)

Throughput for the Gas Transmission and Storage Operations segment totaled 1,238.9 MMDth for 2003, compared to 1,314.3 MMDth in 2002. The decrease of 75.4 MMDth was primarily due to lower deliveries to dual fueled electric power generators, which chose not to operate during 2003 when gas prices were exceptionally high. Additionally, the continued decline of offshore natural gas production contributed to the decrease in throughput.

Net Revenues

Net revenues were $832.6 million for 2004, a decrease of $4.7 million from 2003. The decrease was due to lower storage and transportation revenues of $5.8 million. This resulted from the expiration of firm service contracts for both Columbia Transmission and Columbia Gulf on October 31, 2004, which represented approximately 60% of Gas Transmission and Storage Operations net annual revenues. Based upon new commitments, Gas Transmission and Storage Operations is projecting a reduction of approximately $40 million in annual revenues under the replacement contracts, which represent approximately 5% of total Segment revenues. This reduction is projected to be partially offset by increased revenues resulting from remarketing efforts and new firm contracts.

Net revenues were $837.3 million for 2003, a decrease of $37.1 million from 2002. The decrease was primarily due to $9.3 million of lower interruptible service revenues and $10.4 million of lower firm service revenues. The decline in interruptible revenues was due to higher use of capacity by firm customers resulting in less capacity available for interruptible services. Firm service revenues were reduced due to actions taken to alleviate late season deliverability limitations in the pipeline’s eastern storage fields. The limitations resulted from the cumulative effect of facility outages that restricted eastern storage field inventory, a work stoppage that extended the outages and above-normal demand on storage withdrawals due to sustained cold weather. In addition, storage and transportation revenues decreased $13.5 million primarily due to reduced deliveries to power generating facilities.

Operating Income

Operating income of $363.1 million in 2004 decreased $35.7 million from 2003. While net revenue decreased $4.7 million, as discussed above, operating expenses increased $31.0 million due primarily to the 2003 period being favorably impacted by an $11.0 million reduction in a reserve for environmental expenditures, a $6.6 million reversal of a legal reserve related to a lawsuit settled in 2003, a $3.0 million reversal of a franchise tax reserve and a $2.3 million gain on the sale of certain assets. For the year 2004, pension expense increased by $5.7 million and depreciation expense increased by $2.8 million as compared to the 2003 period.

Operating income of $398.8 million in 2003 increased $0.5 million from 2002. The $37.1 million decline in revenues discussed above was offset by a $12.5 million reduction in employee-related and administrative expense, an improvement to income of $11.0 million from a reduction in a reserve for environmental expenditures, and a $6.6 million reversal of a litigation reserve relating to a lawsuit that was settled in the second quarter of 2003. The 2002 period was favorably impacted by a reduction in a reserve for environmental expenditures of $10.0 million, a $10.0 million reduction in reserves related to unaccounted-for gas, offset by $14.8 million of increased expenses related to NiSource’s reorganization initiatives and other employee-related costs and $8.7 million related to the recognition of a reserve related to a long-term note receivable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

Year Ended December 31, (in millions)	2004	2003	2002

Net Revenues
Sales revenues	$1,111.2	$1,092.8	$1,137.4
Less: Cost of sales	351.0	364.2	369.0

Net Revenues	760.2	728.6	768.4

Operating Expenses
Operation and maintenance	243.3	224.7	222.8
Depreciation and amortization	178.1	175.1	172.2
Gain on sale of assets	(1.6)	—	—
Other taxes	34.2	61.3	51.1

Total Operating Expenses	454.0	461.1	446.1

Operating Income	$306.2	$267.5	$322.3

Revenues ($ in millions)
Residential	$295.1	$294.9	$309.5
Commercial	294.1	289.8	297.2
Industrial	414.1	380.2	393.6
Wholesale	47.0	92.8	92.9
Other	60.9	35.1	44.2

Total	$1,111.2	$1,092.8	$1,137.4

Sales (Gigawatt Hours)
Residential	3,104.3	3,122.5	3,228.4
Commercial	3,635.0	3,579.7	3,618.3
Industrial	9,309.4	8,972.2	8,822.4
Wholesale	1,176.2	2,623.2	2,983.5
Other	142.6	141.6	123.3

Total	17,367.5	18,439.2	18,775.9

Cooling Degree Days	582	572	1,015
Normal Cooling Degree Days	803	808	792
% Warmer (Cooler) than Normal	(28%)	(29%)	28%

Electric Customers
Residential	392,342	388,123	384,891
Commercial	50,332	49,252	48,286
Industrial	2,528	2,543	2,577
Wholesale	22	21	22
Other	770	794	799

Total	445,994	440,733	436,575

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes that will impact Electric Operations’ structure and profitability. On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company (ITC). The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. Refer to the “Regulatory Matters” on the following two pages for a more detailed discussion of the MISO.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Electric Operations (continued)

Northern Indiana’s Electric Operations has realized an improvement of sales to its industrial customers as a result of the turn-around of the steel industry in Northern Indiana. Although steel demand remains firm, supply data might suggest that this demand is not strong. Customer inventory levels in 2004 are near an all time high. Increasing imports to the U.S. combined with customer perception that prices have peaked, have caused some buyers to hold off placing new orders until inventories come down. With regard to the steel industry’s improved financial performance in 2004, the key factors have been (1) the major structural changes in the world economy, (2) higher steel demand and (3) the ongoing industry consolidation and restructuring.

Restructuring

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia. The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

In connection with the restructuring initiatives, a total of approximately 1,600 management, professional, administrative and technical positions throughout all NiSource segments have been identified for elimination. As of December 31, 2004, approximately 1,560 employees throughout all NiSource segments had been terminated, of whom approximately 13 employees were terminated during 2004. Payments of effectively zero were made in 2004 in respect of the restructured items within Electric Operations. Additionally, during 2004, the restructuring reserve was decreased by $0.4 million related to previous restructuring initiatives due to adjustments in estimated costs. The restructuring program for Electric Operations is substantially complete with a $0.3 million remaining liability associated with these restructuring initiatives at December 31, 2004.

Regulatory Matters

During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $56.4 million and $52.0 million were recognized for electric customers for 2004 and 2003, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO’s FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $3.1 million annually. On October 6, 2004, the IURC denied Northern Indiana’s Motion for Reconsideration. Northern Indiana has appealed the IURC’s decision to the Indiana Appellate Court, where this matter is pending.

The MISO has initiated the MMI, which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with the FERC detailed tariff information and all market systems will be operational for the mandatory trials until financially binding activities begin with the opening of the market for bids and offers on March 25, 2005, and the Real-Time Market on April 1, 2005. Northern Indiana and TPC are actively pursuing roles in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana and TPC conduct their electric business. Specifically, this detailed tariff information

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)

NiSource Inc.
Electric Operations (continued)

proposes to manage system reliability through the use of a market-based congestion management system. The proposal includes a centralized dispatch platform, which will dispatch the most economic resources to meet load requirements efficiently and reliably in the MSO region. This FERC tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The tariff also allows for the allocation, auction or sale of Financial Transmission Rights, which are instruments that hedge against congestion costs occurring in the Day-Ahead market. The MISO will perform a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO will also perform the real time resource dispatch for resources under its control on a five minute basis.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the industrial customers’ challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Dean H. Mitchell Generating Station (Mitchell Station) returns to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana’s oldest generating units, which includes the Mitchell Station. On October 8, 2004, Northern Indiana requested proposals from wholesale power marketers to provide power under varying terms and conditions. Northern Indiana received conforming bids, which are currently being evaluated. Decisions on purchased power will be made consistent with the start of the MMI.

In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the environmental cleanup cost associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for the cleanup costs. The associated environmental cleanup costs are estimated to be between $38 million to $53 million. The proposed joint development agreement is currently under review by the IURC.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. A hearing in this matter was held December 1st and 2nd of 2004. An IURC order is expected in the second quarter of 2005.

On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO’s implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO’s implementation of standard market design mechanisms, such as the MISO’s proposed real-time and day-ahead energy markets. The hearing in this matter was completed on February 11, 2005 and an IURC order is expected in the second quarter of 2005.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management’s nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission’s November 26, 2002 order, Northern Indiana is permitted

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations (continued)

to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $18.8 million for the twelve months ended December 31, 2004, and $24.0 million from inception to date, while EERM revenues were $1.2 million for 2004. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004.

Environmental Matters

Currently, various environmental matters impact Electric Operations segment. As of December 31, 2004, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-G, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.

Capital Expenditures and Other Investing Activities

The Electric Operations segment’s capital expenditure program was $154.0 million in 2004 and is projected to be approximately $128.1 million in 2005. This reduction in the capital expenditure budget is mainly due to a continued reduction in estimated expenditures for NOx compliance. Expenditures for 2004 included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance (NOx reduction), and additions to electric distribution systems related to new business. Estimated expenditures for 2005 are approximately $3.1 million for the NOx reduction program. The remaining expenditures are for new business initiatives and maintenance programs.

Sales

Electric Operations sales were 17,367.5 gwh for the year 2004, a decrease of 1,071.7 gwh compared to 2003. The decrease in sales resulted from reduced wholesale transaction sales and cooler weather in the third quarter of 2004, partially offset by increased non-weather related usage and customer count. Although cooling degree days (CDD) were up slightly in 2004 over 2003, the increases occurred in May and June, while the CDD were down in the months of July and August, which are the months when the effect of CDD on usage is greater.

Electric Operations sales were 18,439.2 gwh for the year 2003, a decrease of 336.7 gwh compared to 2002. The decrease in sales resulted from cooler weather during the summer cooling season, partially offset by increases in non-weather related usage and increased customer count.

Net Revenues

Electric Operations net revenues were $760.2 million for 2004, an increase of $31.6 million from 2003, primarily as a result of increased revenue from environmental trackers amounting to $14.7 million, increased non-weather related usage and customer count of $17.1 million, and the effect of regulatory rate refunds in the comparable 2003 period of $12.4 million. The above increase in net revenues was partially offset by cooler weather compared to the prior year of approximately $6 million.

Electric Operations net revenues were $728.6 million for 2003, a decrease of $39.8 million from 2002, primarily as a result of $24.0 million in additional credits issued representing a full year of credits pertaining to the IURC electric rate review settlement and the unfavorable impact of cooler weather of approximately $22 million. These decreases were partially offset by increases in non-weather-related usage and customer growth.

Operating Income

Operating income for 2004 was $306.2 million, an increase of $38.7 million from 2003. The increase was primarily a result of the above-mentioned increases in revenues and a reduction in other taxes of $27.1 million, partially offset by higher operation and maintenance expenses of $18.6 million. Other taxes decreased due mainly to a $28.1 million reduction in estimated property tax accruals. Operation and maintenance expenses increased due mainly to incremental MISO administrative expenses of $4.6 million, higher employee and administrative expenses of $3.8 million, $3.3 million recorded from the early extinguishment of certain medium-term notes, and higher outside services expense of $1.6 million. In addition, a $3.8 million adjustment to employee insurance reserves in 2003 contributed to the year-over-year increase in operating expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations (continued)

Operating income for 2003 was $267.5 million, a decrease of $54.8 million from 2002. The decrease was primarily a result of the above-mentioned decreases in revenues, increased pension and post-retirement expenses of $18.7 million and increased property tax expense of $9.6 million, partially offset by decreased employee and administrative expenses of $12.3 million and lower uncollectible accounts receivable expense of $4.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Other Operations

Year Ended December 31, (in millions)	2004	2003	2002

Net Revenues
Other revenue	$694.4	$466.2	$112.0
Less: Cost of products purchased	667.4	450.2	98.2

Net Revenues	27.0	16.0	13.8

Operating Expenses
Operation and maintenance	44.0	50.9	47.9
Depreciation and amortization	13.3	11.2	10.3
Loss (Gain) on sale of assets	(2.7)	(6.4)	(5.8)
Other taxes	4.7	4.1	4.5

Total Operating Expenses	59.3	59.8	56.9

Operating (Loss)	$(32.3)	$(43.8)	$(43.1)

Sale of SunPower Corporation

In November 2004, NiSource sold its interest in SunPower Corporation for the purchaser’s common shares valued at approximately $5.2 million at the time of sale. In the fourth quarter, NiSource recognized a pre-tax gain of $3.4 million and an after tax gain of $2.0 million related to this sale.

Midtex Gas Storage Company, LLP.

On November 26, 2003, NiSource sold its interest in Midtex Gas Storage Company, LLP for approximately $15.8 million and the assumption, by the buyer, of $1.7 million in debt. In the fourth quarter of 2003, NiSource recognized a pre-tax gain of $7.5 million and an after tax gain of $4.4 million related to this sale.

Sale of PEI Assets

On October 20, 2003, NiSource sold all of the steel-related, “inside-the-fence” assets of its subsidiary PEI, to Private Power. The sale included six PEI operating subsidiaries and the name “Primary Energy”. Private Power paid approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after tax cash proceeds from the sale, reduced NiSource’s debt by $273.6 million, of which $67.3 million was off balance sheet. NiSource has accounted for the assets sold as discontinued operations and has adjusted periods after 1999 accordingly.

PEI Holdings, Inc.

Whiting Clean Energy. PEI’s Whiting Clean Energy project at BP’s Whiting, Indiana refinery was placed in service in 2002. Initially, the facility was not able to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy reached an agreement in October 2004 with the engineering, procurement and construction contractor, which requires the contractor to pay for a portion of the necessary plant modifications and other expenses. Whiting Clean Energy is also pursuing recovery from the insurance provider for construction delays and necessary plant modifications and repairs.

For 2004, the PEI holding companies’ consolidated after-tax loss was approximately $32.8 million. The profitability of the Whiting project in future periods will be dependent on, among other things, current negotiations with BP Amoco regarding steam requirements for BP’s refinery, an electric sales agreement currently under negotiation, prevailing prices in the energy markets and regional load dispatch patterns. Because of the expected losses from this facility and decreases in estimated forward pricing for electricity versus changes in gas prices, an impairment study was performed in the first quarter of 2003 on this facility in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The study indicated that, at that time, no impairment was necessary.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

During the second quarter of 2003, PEI’s wholly owned subsidiary Whiting Energy, LLC purchased the Whiting Clean Energy plant from a special purpose lessor entity and the facility is accounted for as an owned asset.

Environmental Matters

Currently, various environmental matters impact Other Operations segment. As of December 31, 2004, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-G, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Other Operations segment.

Net Revenues

For the year ended 2004, net operating revenues were $27.0 million, an increase of $11.0 million from 2003. The increase in net revenues was primarily due to a $5.1 million settlement of a lawsuit in the third quarter of 2004 and increased income from equity investments of $2.5 million.

For the year ended 2003, net operating revenues were $16.0 million, an increase of $2.2 million from 2002. The increase in net revenues was primarily due to losses of $11.7 million recorded in 2002 associated with NiSource’s decision to scale back its gas trading business, slightly offset by losses of $1.6 million recorded in 2003 associated with the power trading business as a result of lower volatility in the market and decreased volumes sold and a decrease in Whiting Clean Energy net revenues of $7.0 million.

All results reflect power trading activities on a net revenue basis. Half of the 2002 results related to gas trading activities are reflected on a net basis. Beginning July 1, 2002 NiSource exited the gas trading business. All gas marketing sales at NiSource after June 30, 2003 were reported on a gross basis pursuant to EITF 02-03. (Refer to Note 6, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further information on EITF 02-03.)

Operating Loss

The Other Operations segment reported an operating loss of $32.3 million in 2004 compared to an operating loss of $43.8 million in the 2003 period. This improvement is the result of the increase in net revenues mentioned above and lower employee and administrative expenses. An equity investment in SunPower Corporation was sold in the fourth quarter of 2004 for a gain of $3.4 million.

The Other Operations segment reported an operating loss of $43.8 million in 2003 compared to an operating loss of $43.1 million in the 2002 period. The 2003 period included a gain on the sale of NiSource’s interest in Mid-Tex Gas Storage, LLP of $7.5 million, a reversal of a litigation reserve of $7.0 million relating to a lawsuit that was settled in the fourth quarter of 2003 and an increase in operating losses at Whiting Clean Energy. 2002 operating expenses were lower as a result of a reduction in estimated sales taxes of $11.4 million that occurred in 2002 related to sales of natural gas to customers of a subsidiary previously engaged in the retail and wholesale gas marketing business, mostly offset by expenses of $9.8 million associated with the July 1, 2002 sale of a portfolio of TPC gas marketing contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk are reported in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Disclosures.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

NiSource Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (Continued)

NiSource Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of NiSource Inc.:

We have audited the accompanying Consolidated Balance Sheets, statements of consolidated capitalization and long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 8. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (Continued)

NiSource Inc.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As explained in Note 1V to the consolidated financial statements, effective January 1, 2003, the Company adopted FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 7, 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.

STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2004	2003	2002

Net Revenues
Gas distribution	$3,801.8	$3,554.5	$2,890.4
Gas transportation and storage	1,013.4	1,033.5	1,014.1
Electric	1,121.0	1,115.9	1,103.6
Other	730.0	542.7	311.7

Gross Revenues	6,666.2	6,246.6	5,319.8
Cost of sales	3,610.5	3,186.3	2,248.9

Total Net Revenues	3,055.7	3,060.3	3,070.9

Operating Expenses
Operation and maintenance	1,211.7	1,185.9	1,185.0
Depreciation and amortization	509.7	497.0	491.2
(Gain) on sale or impairment of assets	(3.1)	(24.9)	(27.5)
Other taxes	265.4	286.0	270.0

Total Operating Expenses	1,983.7	1,944.0	1,918.7

Operating Income	1,072.0	1,116.3	1,152.2

Other Income (Deductions)
Interest expense, net	(403.9)	(464.7)	(516.4)
Minority interests	—	(2.5)	(20.4)
Preferred stock dividends of subsidiaries	(4.4)	(4.5)	(6.7)
Other, net	7.4	15.3	8.3

Total Other Income (Deductions)	(400.9)	(456.4)	(535.2)

Income From Continuing Operations Before Income Taxes and Change in Accounting	671.1	659.9	617.0
Income Taxes	240.9	234.2	218.9

Income from Continuing Operations Before Change in Accounting	430.2	425.7	398.1

Income (Loss) from Discontinued Operations - net of taxes	6.1	(0.5)	18.2
Loss on Disposition of Discontinued Operations - net of taxes	—	(331.2)	(43.8)
Change in Accounting - net of tax	—	(8.8)	—

Net Income	$436.3	$85.2	$372.5

Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.63	$1.64	$1.89
Discontinued operations	0.02	(1.28)	(0.12)
Change in accounting	—	(0.03)	—

Basic Earnings Per Share	$1.65	$0.33	$1.77

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.62	$1.63	$1.87
Discontinued operations	0.02	(1.27)	(0.12)
Change in accounting	—	(0.03)	—

Diluted Earnings Per Share	$1.64	$0.33	$1.75

Dividends Declared Per Common Share	$0.92	$1.10	$1.16

Basic Average Common Shares Outstanding (millions)	263.7	259.6	211.0
Diluted Average Common Shares (millions)	265.5	261.6	212.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions, except share amounts)	2004	2003

ASSETS
Property, Plant and Equipment
Utility Plant	$16,194.1	$15,977.3
Accumulated depreciation and amortization	(7,247.6)	(7,095.9)

Net utility plant	8,946.5	8,881.4

Other property, at cost, less accumulated depreciation	438.2	409.3

Net Property, Plant and Equipment	9,384.7	9,290.7

Investments and Other Assets
Assets of discontinued operations and assets held for sale	23.4	20.7
Unconsolidated affiliates	108.1	113.2
Other investments	72.5	74.7

Total Investments	204.0	208.6

Current Assets
Cash and cash equivalents	30.1	27.3
Restricted cash	56.3	22.8
Accounts receivable (less reserve of $44.9 and $54.3, respectively)	536.7	546.3
Unbilled revenue (less reserve of $10.9 and $3.5, respectively)	352.7	268.0
Gas inventory	452.9	429.4
Underrecovered gas and fuel costs	293.8	203.2
Materials and supplies, at average cost	70.8	71.5
Electric production fuel, at average cost	29.2	29.0
Price risk management assets	61.1	74.3
Exchange gas receivable	169.6	174.8
Regulatory assets	136.2	114.5
Prepayments and other	96.2	101.8

Total Current Assets	2,285.6	2,062.9

Other Assets
Price risk management assets	148.3	114.4
Regulatory assets	568.4	575.5
Goodwill	3,687.2	3,687.2
Intangible assets	520.3	527.1
Deferred charges and other	189.5	157.8

Total Other Assets	5,113.7	5,062.0

Total Assets	$16,988.0	$16,624.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions, except share amounts)	2004	2003

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 270,625,370 and 262,630,409 shares issued and outstanding, respectively	$2.7	$2.6
Additional paid-in-capital, net of deferred stock compensation	3,924.0	3,752.2
Retained earnings	925.4	731.3
Accumulated other comprehensive loss and other common stock equity	(65.0)	(70.2)

Total common stock equity	4,787.1	4,415.9
Preferred stocks—Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	4,835.9	5,993.4

Total Capitalization	9,704.1	10,490.4

Current Liabilities
Current portion of long-term debt	1,299.9	118.3
Short-term borrowings	307.6	685.5
Accounts payable	648.4	496.6
Dividends declared on common and preferred stocks	1.1	1.8
Customer deposits	87.1	80.4
Taxes accrued	160.9	210.8
Interest accrued	84.1	82.4
Overrecovered gas and fuel costs	15.5	29.2
Price risk management liabilities	46.9	36.5
Exchange gas payable	325.1	290.8
Current deferred revenue	31.5	28.2
Regulatory liabilities	30.2	73.7
Accrued liability for postretirement and postemployment benefits	85.5	64.3
Other accruals	478.4	418.0

Total Current Liabilities	3,602.2	2,616.5

Other Liabilities and Deferred Credits
Price risk management liabilities	5.5	0.2
Deferred income taxes	1,665.9	1,589.2
Deferred investment tax credits	78.4	87.3
Deferred credits	58.0	72.7
Noncurrent deferred revenue	87.4	113.0
Accrued liability for postretirement and postemployment benefits	413.0	406.9
Preferred stock liabilities with mandatory redemption provisions	0.6	2.4
Regulatory liabilities	1,168.6	1,061.6
Other noncurrent liabilities	204.3	184.0

Total Other Liabilities and Deferred Credits	3,681.7	3,517.3

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$16,988.0	$16,624.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2004	2003	2002

Operating Activities
Net income	$436.3	$85.2	$372.5
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation and amortization	509.7	497.0	491.2
Net changes in price risk management assets and liabilities	16.3	(4.3)	(43.3)
Deferred income taxes and investment tax credits	97.5	77.9	95.8
Deferred revenue	(22.3)	(6.4)	(15.2)
Stock compensation expense	8.0	12.9	7.3
Gain on sale or impairment of assets	(3.1)	(24.9)	(27.5)
Change in accounting, net of tax	—	8.8	—
Loss (Income) from unconsolidated affiliates	(0.9)	5.4	(2.6)
Loss on sale of discontinued operations	—	331.2	43.8
Loss (Income) from discontinued operations	(6.1)	0.5	(18.2)
Amortization of Discount/Premium on Debt	21.6	18.9	21.0
Other Adjustments	(2.3)	(2.5)	(1.4)
Changes in assets and liabilities:
Restricted cash	(33.5)	1.4	14.7
Accounts receivable and unbilled revenue	(92.0)	67.3	43.6
Inventories	(23.1)	(166.9)	117.0
Accounts payable	153.3	(41.4)	(50.6)
Customer deposits	6.7	15.2	55.2
Taxes accrued	(57.8)	(89.5)	(8.1)
Interest accrued	1.7	5.9	8.6
(Under) Overrecovered gas and fuel costs	(104.3)	18.9	(107.6)
Exchange gas receivable/payable	93.3	(196.0)	191.3
Other accruals	11.4	(55.5)	(203.1)
Prepayments and other current assets	4.2	9.9	25.9
Regulatory assets/liabilities	18.6	3.3	(13.7)
Postretirement and postemployment benefits	35.4	82.6	(19.2)
Deferred credits	(14.3)	(28.1)	(11.8)
Deferred charges and other noncurrent assets	(36.3)	14.2	243.5
Other noncurrent liabilities	2.6	(26.6)	(38.1)

Net Cash Flows from Continuing Operations	1,020.6	614.4	1,171.0
Net Cash Flows (used for) or from Discontinued Operations	2.2	(141.5)	(133.3)

Net Cash Flows from Operating Activities	1,022.8	472.9	1,037.7

Investing Activities
Capital expenditures	(517.0)	(574.6)	(531.9)
Proceeds from disposition of assets	7.1	586.5	419.2
Other investing activities	(9.2)	(17.6)	(2.2)

Net Cash Flows used for Investing Activities	(519.1)	(5.7)	(114.9)

Financing Activities
Issuance of long-term debt	450.0	1,401.5	—
Retirement of long-term debt	(486.6)	(1,366.9)	(462.8)
Change in short-term debt	(377.9)	(227.6)	(941.2)
Retirement of preferred shares	—	(346.2)	(46.7)
Issuance of common stock	160.8	354.7	734.9
Acquisition of treasury stock	(4.1)	(2.5)	(6.9)
Dividends paid - common shares	(243.1)	(284.0)	(241.5)

Net Cash Flows for Financing Activities	(500.9)	(471.0)	(964.2)

Increase (decrease) in cash and cash equivalents	2.8	(3.8)	(41.4)
Cash and cash equivalents at beginning of year	27.3	31.1	72.5

Cash and cash equivalents at end of period	$30.1	$27.3	$31.1

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$383.0	$442.3	$493.8
Interest capitalized	2.3	2.5	2.4
Cash paid for income taxes	184.6	256.8	118.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.

STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in millions, except shares outstanding and par value)	2004	2003

Common shareholders’ equity	$4,787.1	$4,415.9

Preferred Stocks, which are redeemable solely at option of issuer:
Northern Indiana Public Service Company—
Cumulative preferred stock—$100 par value—
4-1/4% series—209,035 outstanding	20.9	20.9
4-1/2% series—79,996 shares outstanding	8.0	8.0
4.22% series—106,198 shares outstanding	10.6	10.6
4.88% series—100,000 shares outstanding	10.0	10.0
7.44% series—41,890 shares outstanding	4.2	4.2
7.50% series—34,842 shares outstanding	3.5	3.5
Premium on preferred stock and other	0.3	0.3
Cumulative preferred stock—no par value—
Adjusted rate series A (stated value—$50 per share), 473,285 shares outstanding	23.6	23.6

Series without mandatory redemption provisions	81.1	81.1

Long-term debt	4,835.9	5,993.4

Total Capitalization	$9,704.1	$10,490.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.

STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2004	2003

NiSource Inc.:
Senior Debentures - 3.628%, due November 1, 2006	$144.4	$—
Debentures due November 1, 2006, with interest imputed at 7.77% (SAILS)	—	135.8
Unamortized discount on long-term debt	0.4	—

Total long-term debt of NiSource, Inc.	144.8	135.8

Bay State Gas Company:
Medium-Term Notes -
Interest rates between 6.26% and 9.20% with a weighted average interest rate of 6.81% and maturities between June 6, 2011 and February 15, 2028	48.5	68.5
Northern Utilities:
Medium-Term Note–Interest rate of 6.93% and maturity of September 1, 2010	4.2	5.0

Total long-term debt of Bay State Gas Company	52.7	73.5

Columbia Energy Group:
Debentures -
6.80% Series C - due November 28, 2005	—	281.5
7.05% Series D - due November 28, 2007	281.5	281.5
7.32% Series E - due November 28, 2010	281.5	281.5
7.42% Series F - due November 28, 2015	281.5	281.5
7.62% Series G - due November 28, 2025	229.2	229.2
Fair value adjustment of debentures for interest rate swap agreements	—	11.2
Unamortized discount on long-term debt	(96.0)	(98.2)
Subsidiary debt - Capital lease obligations	2.2	1.7

Total long-term debt of Columbia Energy Group	979.9	1,269.9

PEI Holdings, Inc.:
Long-Term Notes -
Whiting Clean Energy, Inc. -
Interest rates between 6.73% and 8.58% with a weighted average interest rate of 8.30% and maturity of June 20, 2011	298.6	301.5

Total long-term debt of PEI Holdings, Inc.	298.6	301.5

NiSource Capital Markets, Inc:
Senior Unsecured Notes - 4.25%, due February 19, 2005	—	0.3
Senior Notes - 6.78%, due December 1, 2027	75.0	75.0
Medium-term notes -
Issued at interest rates between 7.38% and 7.99%, with a weighted average interest rate of 7.77% and various maturities between April 17, 2006 and May 5, 2027	190.0	220.0

Total long-term debt of NiSource Capital Markets, Inc.	265.0	295.3

NiSource Development Company, Inc.:
NDC Douglas Properties, Inc. - Notes Payable–
Interest rates between 3.8% and 12.6% with a weighted average interest rate of 7.4%.	36.7	2.6

Total long-term debt of NiSource Development Company, Inc.	36.7	2.6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT(continued)

As of December 31, (in millions)	2004	2003

NiSource Finance Corp.:
Long-Term Notes -
Floating Rate Notes - 1.93% at December 31, 2003, due May 4, 2005	—	250.0
7-5/8% - due November 15, 2005	—	900.0
3.20% - due November 1, 2006	250.0	250.0
7-7/8% - due November 15, 2010	1,000.0	1,000.0
Senior Unsecured Notes - 6.15%, due March 1, 2013	345.0	345.0
5.40% - due July 15, 2014	500.0	500.0
Floating Rate Notes - 2.92% at December 31, 2004, due November 23, 2009	450.0	—
Fair value adjustment of notes for interest rate swap agreements	29.9	3.3
Unamortized discount on long-term debt	(14.6)	(15.5)

Total long-term debt of NiSource Finance Corp, Inc.	2,560.3	3,232.8

Northern Indiana Public Service Company:
Pollution control bonds -
Issued at interest rates between 1.65% and 1.85%, with a weighted average interest rate of 1.75% and various maturities between November 1, 2007 and April 1, 2019	278.0	278.0
Medium-term notes -
Issued at interest rates between 6.69% and 7.69%, with a weighted average interest rate of 7.30% and various maturities between June 6, 2007 and August 4, 2027	221.2	405.5
Unamortized premiums and discount on long-term debt, net	(1.3)	(1.5)

Total long-term debt of Northern Indiana Public Service Company	497.9	682.0

Total long-term debt, excluding amount due within one year	$4,835.9	$5,993.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.

STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			ADDITIONAL		DEFERRED	ACCUM
	COMMON	TREASURY	PAID-IN	RETAINED	STOCK	OTHER COMP		COMP
(in millions)	STOCK	STOCK	CAPITAL	EARNINGS	COMPENSATION	INCOME/(LOSS)	TOTAL	INCOME

Balance January 1, 2002	$2.1	$0.0	$2,637.3	$798.6	$(19.8)	$51.2	$3,469.4

Comprehensive Income:
Net Income				372.5			372.5	$372.5
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized						(6.0)	(6.0)	(6.0)
Realized						0.3	0.3	0.3
Net unrealized gains on derivatives qualifying as cash flow hedges						17.7	17.7	17.7
Minimum pension liability adjustment						(203.7)	(203.7)	(203.7)

Total comprehensive income								$180.8
Dividends:
Common stock				(240.8)			(240.8)
Treasury stock acquired		(6.9)					(6.9)
Issued:
Common stock issuance	0.4		734.3				734.7
Employee stock purchase plan			0.9				0.9
Long-term incentive plan			17.0		(0.7)		16.3
Amortization of unearned compensation					19.9		19.9
Other				0.6			0.6

Balance December 31, 2002	$2.5	$(6.9)	$3,389.5	$930.9	$(0.6)	$(140.5)	$4,174.9

Comprehensive Income:
Net Income				85.2			85.2	$85.2
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized						1.4	1.4	1.4
Gain/loss on foreign currency translation:
Unrealized						0.7	0.7	0.7
Net unrealized gains on derivatives qualifying as cash flow hedges						23.9	23.9	23.9
Minimum pension liability adjustment						53.5	53.5	53.5

Total comprehensive income								$164.7
Dividends:
Common stock				(284.8)			(284.8)
Treasury stock acquired		(2.5)					(2.5)
Issued:
Common stock issuance	0.1		344.9				345.0
Employee stock purchase plan			0.6				0.6
Long-term incentive plan			21.6		(4.5)		17.1
Amortization of unearned compensation					0.9		0.9

Balance December 31, 2003	$2.6	$(9.4)	$3,756.6	$731.3	$(4.2)	$(61.0)	$4,415.9

Comprehensive Income:
Net Income				436.3			436.3	$436.3
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized						1.5	1.5	1.5
Gain/loss on foreign currency translation:
Unrealized						0.7	0.7	0.7
Net unrealized gains on derivatives qualifying as cash flow hedges						2.2	2.2	2.2
Minimum pension liability adjustment						5.2	5.2	5.2

Total comprehensive income								$445.9
Dividends:
Common stock				(242.3)			(242.3)
Treasury stock acquired		(4.1)					(4.1)
Issued:
Common stock issuance	0.1		144.3				144.4
Employee stock purchase plan			0.7				0.7
Long-term incentive plan			23.0		(3.0)		20.0
Tax benefits of options, PIES and other			5.2	0.1			5.3
Amortization of unearned compensation					1.3		1.3

Balance December 31, 2004	$2.7	$(13.5)	$3,929.8	$925.4	$(5.9)	$(51.4)	$4,787.1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)

	Common	Treasury
Shares (in thousands)	Shares	Shares

Balance January 1, 2002	207,492	—

Treasury stock acquired		(350)
Issued:
Stock issuance	41,400	—
Employee stock purchase plan	43	—
Long-term incentive plan	275	—

Balance December 31, 2002	249,210	(350)

Treasury stock acquired		(128)
Issued:
Stock issuance	13,111	—
Employee stock purchase plan	33	—
Long-term incentive plan	754	—

Balance December 31, 2003	263,108	(478)

Treasury stock acquired		(190)
Issued:
Stock issuance	6,814	—
Employee stock purchase plan	35	—
Long-term incentive plan	1,337	—

Balance December 31, 2004	271,294	(668)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

A. Company Structure and Principles of Consolidation. NiSource Inc. (NiSource), a Delaware corporation, is a holding company whose subsidiaries provide natural gas, electricity and other products and services to over 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. Subsequent to the completion of the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, NiSource became a holding company registered under the Public Utility Holding Company Act of 1935, as amended. NiSource derives substantially all of its revenues and earnings from the operating results of its 16 direct subsidiaries.

The consolidated financial statements include the accounts of NiSource and its majority-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. Except where noted above and in the event where NiSource has significant influence, investments with less than a 20% interest are accounted for under the cost method. In the second quarter of 2004, a NiSource affiliate purchased an additional interest in the Millennium Pipeline Project that temporarily raised the company’s interest in the project entities above the 50% threshold normally requiring consolidation. As of December 31, 2004, NiSource did not consolidate the Millennium Pipeline Project entities because it plans to transfer this additional interest to other sponsors in the first half of 2005. NiSource also consolidates variable interest entities for which NiSource is the primary beneficiary as a result of the adoption in January 2003 of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities.”

Certain amounts in 2003 and 2002 have been reclassified to conform to the current year presentation.

B. Cash, Cash Equivalents, and Restricted Cash. NiSource considers all investments with original maturities of three months or less to be cash equivalents. NiSource reports amounts deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption. In addition, NiSource has amounts deposited in trust to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, which is classified as restricted cash and disclosed as an operating cash flow on the Statement of Consolidated Cash Flows.

C. Investments in Debt and Equity Securities. NiSource’s investments in debt and marketable securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income. These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income.

At December 31, 2004 and December 31, 2003, respectively, approximately $36 million and $32 million of investments were pledged as collateral for trust accounts related to NiSource’s wholly owned insurance company.

D. Basis of Accounting for Rate-Regulated Subsidiaries. NiSource’s rate-regulated subsidiaries follow the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). SFAS No. 71 provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, NiSource would be required to apply the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71.” In management’s opinion, NiSource’s regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Regulatory assets and liabilities were comprised of the following items:

At December 31, (in millions)	2004	2003

Assets
Reacquisition premium on debt	$26.1	$27.3
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1F)	37.0	41.2
Bailly scrubber carrying charges and deferred depreciation (see Note 1F)	3.3	4.3
Postemployment and other postretirement costs (see Note 10)	150.4	161.2
Retirement income plan costs	16.2	22.4
Environmental costs	26.7	28.6
Regulatory effects of accounting for income taxes (see Note 1R)	163.5	190.5
Underrecovered gas and fuel costs	293.8	203.2
Depreciation (see Note 1F)	131.7	103.0
Uncollectible accounts receivable deferred for future recovery	52.4	36.7
Other	97.3	74.8

Total Assets	$998.4	$893.2

Liabilities
Rate refunds and reserves	$4.9	$4.4
Overrecovered gas and fuel costs	15.5	29.2
Cost of Removal (see Note 1W)	1,089.8	1,034.9
Regulatory effects of accounting for income taxes	18.9	19.7
Transition capacity cost	71.2	68.7
Emissions allowance	6.8	5.3
Other	7.2	2.3

Total Liabilities	$1,214.3	$1,164.5

Regulatory assets of approximately $809.1 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered as components of cost of service over a remaining life of up to 11 years. Regulatory assets of approximately $174.5 million require specific rate action. NiSource reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets and, upon adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143), recharacterized the liability as a regulatory liability as of December 31, 2003.

E. Utility Plant and Other Property and Related Depreciation and Maintenance. Property, plant and equipment (principally utility plant) are stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.

For rate-regulated companies, an allowance for funds used during construction (AFUDC) is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service, reducing gross interest expense during the respective construction period. The pre-tax rate for AFUDC was 2.5% in 2004, 2.0% in 2003, and 2.8% in 2002. Short-term borrowings were used to fund construction efforts for all three years presented. The short-term rates in 2004 increased as compared to short-term rates in 2003, while short-term interest rates declined in 2003 from 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Electric Operations	3.5	3.6	3.6
Gas Distribution and Transmission Operations	2.9	2.9	3.0

The Whiting Clean Energy facility owned by PEI Holdings, Inc. (PEI), a consolidated subsidiary of NiSource, is being depreciated on a straight-line basis over a 40-year useful life.

Generally, NiSource’s subsidiaries follow the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, net of salvage, is charged to the accumulated provision for depreciation.

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

In Columbia Gas of Ohio, Inc.’s (Columbia of Ohio) 1999 rate agreement, the Public Utilities Commission of Ohio (PUCO) authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through October 31, 2004. The revised depreciation rates are lower than those which would have been utilized if Columbia of Ohio were not subject to regulation and, accordingly, a regulatory asset has been established for the difference. The amount of depreciation that would have been recorded for 2004 had Columbia of Ohio not been subject to rate regulation is $36.4 million, a $20.5 million increase over the $15.9 million reflected in rates. The amount of depreciation that would have been recorded for 2003 had Columbia of Ohio not been subject to rate regulation is $36.6 million, a $22.1 million increase over the $14.5 million reflected in rates. The balance of the regulatory asset was $131.7 million and $103.0 million as of December 31, 2004 and 2003, respectively.

G. Amortization of Software Costs. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years. NiSource amortized $35.0 million in 2004, $29.1 million in 2003 and $28.1 million in 2002 related to software costs.

H. Intangible Assets. NiSource has approximately $4.2 billion in goodwill and other intangible assets. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition. In addition, NiSource has other intangible assets consisting primarily of franchise rights apart from goodwill that were identified as part of the purchase price allocations associated with the acquisition of Bay State Gas Company (Bay State), a wholly owned subsidiary of NiSource, which are being amortized over forty years from the date of acquisition. NiSource accounts for it’s intangible assets, including goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets. Refer to Note 8, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.

I. Revenue Recognition. With the exception of amounts recognized for energy trading activities, revenues are recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered. Cash

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities.

Revenues relating to energy trading operations are recorded based upon changes in the fair values, net of reserves, of the related energy trading contracts. Changes in the fair values of energy trading contracts are recognized in revenues net of associated costs. Gains and losses relating to non-trading derivatives designated as cash flow or fair value hedges are reported on a gross basis, upon settlement, in the same income statement category as the related hedged item. Normal purchase or sale contracts are reported on a gross basis upon settlement and recorded in the corresponding income statement category based on commodity type.

Beginning with financial statements issued for the first quarter 2003, revenues associated with trading activities are displayed net of related costs pursuant to Emerging Issues Task Force Issue (EITF) No. 02-03 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF No. 02-03), whether or not resulting in physical delivery. All periods have been adjusted to conform to the net presentation. Refer to Note 6, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further information.

J. Earnings Per Share. Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans and the forward equity contracts associated with the Stock Appreciation Income Linked SecuritiesSM (SAILSSM) being settled as described in Note 12, “Common Stock,” in the Notes to Consolidated Financial Statements.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2004	2003	2002

Denominator (thousands)
Basic average common shares outstanding	263,682	259,550	211,009
Dilutive potential common shares
Nonqualified stock options	162	73	130
Shares contingently issuable under employee stock plans	1,069	1,157	880
SAILSSM	—	—	458
Shares restricted under employee stock plans	618	805	297

Diluted Average Common Shares	265,531	261,585	212,774

K. Estimated Rate Refunds. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.

L. Accounts Receivable Sales Program. NiSource enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying Consolidated Balance Sheets and as operating cash flows in the accompanying Statements of Consolidated Cash Flows. The costs of these programs, which are based upon the purchasers’ level of investment and borrowing costs, are charged to other income in the accompanying Statements of Consolidated Income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

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

O. Gas Cost Adjustment Clause. All of NiSource’s Gas Distribution Operations subsidiaries except for Northern Indiana defer most differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions. Northern Indiana adjusts its revenues for differences between amounts collected from customers and actual gas costs and adjusts future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.

P. Gas Inventory. Both the last-in, first-out (LIFO) inventory methodology and the weighted average methodology are used to value natural gas in storage. The application of different methodologies is due to the acquisition of Bay State. Bay State uses the weighted average cost of gas method, as approved by state regulators, in setting its rates while both Northern Indiana and the Columbia subsidiaries use the LIFO methodology when setting rates in their respective jurisdictions. Inventory valued using LIFO was $392.4 million and $378.2 million at December 31, 2004, and 2003, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage at December 31, 2004 and December 31, 2003, exceeded the stated LIFO cost by $342.8 million and $220.1 million, respectively. Inventory valued using the weighted average methodology was $60.5 million at December 31, 2004 and $51.2 million at December 31, 2003.

Q. Accounting for Risk Management and Energy Trading Activities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as subsequently amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149 (collectively referred to as SFAS No. 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as normal under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

NiSource uses a variety of derivative instruments (exchange traded futures & options, physical forwards & options, financial commodity swaps, and interest rate swaps) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For the years ended December 31, 2004, 2003 and 2002 the ineffectiveness on NiSource’s hedged instruments was immaterial.

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is not expected to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

recognized in earnings are then subsequently recovered in revenues through rates. When gains and losses are recognized in earnings, they are recognized in cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest-rate risk activities.

Energy trading activities refers to energy contracts entered into with the objective of generating profits on, or from exposure to, shifts or changes in market prices. NiSource evaluates the contracts of its trading operations in accordance with the criteria for derivative contracts under SFAS No. 133. Trading contracts not meeting the criteria to be accounted for as derivatives under SFAS No. 133 are recorded at fair value under EITF No. 02-03. EITF No. 02-03 indicates that when certain trading criteria are met, energy contracts, including “energy-related contracts” such as tolling, transportation and storage contracts, should be accounted for at fair value (marked to market) along with any related derivative contracts. The resulting gains and losses resulting from marking these contracts to fair value are reported on a net basis and included currently in earnings. Refer to Note 6, “Risk Management and Energy Trading Activities,” of the Notes to Consolidated Financial Statements for further information.

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

To the extent certain deferred income taxes of the regulated companies are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets for income taxes are primarily attributable to property related tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities for income taxes are primarily attributable to the regulated companies’ obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal income tax rate currently being credited to ratepayers using the average rate assumption method and unamortized deferred investment tax credits.

NiSource files a consolidated federal and state income tax return with certain of its other affiliated companies. NiSource and its subsidiaries are parties to a tax allocation agreement under which the consolidated tax is allocated among the members of the group in proportion to each member’s relative contribution to the group’s consolidated tax liability. Additionally, NiSource’s tax benefits from its tax losses, with the exception of interest expense on acquisition indebtedness, are allocated to its subsidiaries with positive separate return tax liabilities.

S. Environmental Expenditures. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is discovered or circumstances change. The reserves for estimated environmental expenditures are recorded on the statement of financial position in “Other Accruals” for short-term portions of these liabilities and “Other Non-current Liabilities” for the respective long-term portions of these liabilities. Rate-regulated subsidiaries applying SFAS No. 71 establish regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

In addition, Northern Indiana received approval from the IURC in 2003 to recover costs associated with environmental compliance programs for nitrogen oxide pollution-reduction equipment at the company’s generating stations. Refer to Note 5, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

T. Stock Options and Awards. SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), for awards granted under its stock-based compensation plans. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in millions, except per share data)	2004	2003	2002

Net Income (Loss)
As reported	$436.3	$85.2	$372.5
Add: Stock-based employee compensation expense included in reported net income , net of related tax effects	5.1	8.3	4.7

Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(11.5)	(14.7)	(11.2)

Pro forma	$429.9	$78.8	$366.0

Earnings per share ($)
Basic – as reported	1.65	0.33	1.77
– pro forma	1.63	0.30	1.73
Diluted – as reported	1.64	0.33	1.75
– pro forma	1.62	0.30	1.72

U. Excise Taxes. NiSource accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. NiSource accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to “Other Taxes” expense.

V. Equity Forward Contracts. NiSource accounted for equity forward contracts on its own common shares as permanent equity consistent with the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19). Accordingly, the Corporate PIES and SAILSSM were recorded in equity at fair value at the date of inception through the settlement of the their associated equity forward agreements with changes in fair value not recognized as long as the contracts were classified as equity. Refer to Note 12, “Common Stock,” in the Notes to Consolidated Financial Statements for additional information on the Corporate PIES and the SAILSSM.

W. Asset Retirement Obligations. NiSource accounts for retirement obligations on its assets in accordance with SFAS No. 143. This accounting standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71.

NiSource adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result an asset retirement obligation liability of $54.3 million was recognized, of which $43.4 was related to assets sold in 2003. In addition, NiSource capitalized $41.3 million in additions to plant assets, net of accumulated amortization, of which $27.1 million was related to assets sold in 2003, and recognized regulatory assets and liabilities of $1.2 million and $4.6 million, respectively. NiSource believes that the amounts recognized as regulatory assets will be recoverable in future rates. The cumulative after-tax effect of adopting SFAS No. 143 amounted to $8.8 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

other costs of removal reflected as a component of NiSource’s accumulated depreciation and amortization was approximately $1.0 billion at December 31, 2004 and 2003 based on rates for estimated removal costs embedded in composite depreciation rates. NiSource reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets and upon adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations” recharacterized the liability as a regulatory liability as of December 31, 2003.

For the twelve months ended December 31, 2004, and December 31, 2003, NiSource recognized accretion expense of $0.3 million and $0.6 million, respectively. Accretion expense decreased in 2004 as compared to 2003 due to certain assets becoming fully accreted and the sale of three Transmission storage fields. The sale reduced the retirement obligations liability by approximately $2.8 million. The asset retirement obligations liability totaled $9.3 million and $11.4 million at December 31, 2004, and December 31, 2003, respectively.

2. Recent Accounting Pronouncements

SFAS No. 123 (revised 2004) — Share-Based Payment (SFAS No. 123R). In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, using a modified version of the prospective application.

NiSource has traditionally awarded stock options to employees at the beginning of each year that vested one year from the date of grant. For stock options granted during January 2005, the Company awarded stock options that vested immediately, but included a one-year exercise restriction. Due to the one-year vesting terms of the options awarded prior to 2005 and the immediate vesting of the options awarded in January 2005, no amounts from the value of stock options awarded during or prior to June 15, 2005 will result in the recognition of expense during 2005 in accordance with SFAS No. 123R. However, any stock options awarded after June 15, 2005 will result in compensation expense over the related future vesting periods. NiSource anticipates that the adoption of this statement in the third quarter of 2005 will not have a material impact to NiSource’s financial position or results of operations for 2005.

FASB Staff Position (FSP) No. FAS 106-2 — Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). (Supersedes FSP 106-1 — Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. NiSource had previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-1. On July 1, 2004, NiSource adopted the provisions of FSP 106-2. The impact of accounting for the federal subsidy was not material to NiSource’s financial position or results of operations.

FASB Interpretation No. 46 (Revised December 2003) — Consolidation of Variable Interest Entities (FIN 46R). On January 17, 2003, the FASB issued FIN 46R which required a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

FASB deferred the implementation of FIN 46R to the first quarter of 2004. As a result, NiSource consolidated certain low income housing real estate investments beginning in the first quarter of 2004. Upon consolidation, NiSource increased its long-term debt by approximately $40 million. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Refer to Note 14, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for additional information.

3. Restructuring Activities

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Dean H. Mitchell Generating Station (Mitchell Station) in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees.

In connection with these restructuring initiatives, a total of approximately 1,600 management, professional, administrative and technical positions have been identified for elimination. As of December 31, 2004, approximately 1,560 employees had been terminated, of whom approximately 13 employees were terminated during 2004. At December 31, 2004 and 2003, the Consolidated Balance Sheets reflected liabilities of $14.6 million and $19.5 million related to the restructuring initiatives, respectively. Of the remaining restructuring liability, $12.3 million was related to facility exit costs. During 2004 and 2003, payments of $4.7 million and $22.6 million were made in association with the restructuring initiatives, respectively. Additionally, during 2004, the liability associated with the restructuring initiatives was reduced by $0.2 million due to a $1.0 million reduction in estimated expenses related to previous restructuring initiatives partially offset by a $0.8 million accrual for vacant office space. The reduction in the estimated liability was reflected in “Operation and Maintenance” expense.

4. Discontinued Operations and Assets Held for Sale

In November 2004, NiSource sold its interest in SunPower Corporation for the purchaser’s common shares valued at approximately $5.2 million at the time of sale. In the fourth quarter, NiSource had an after-tax gain of $2.0 million related to this sale.

In May 2004, Columbia Gas Transmission Corporation (Columbia Transmission) identified certain facilities as being non-core to the operation of the pipeline system. As a result, Columbia Transmission is in the process of selling these facilities to third parties. NiSource has accounted for the assets of these facilities, with a net book value of approximately $14.2 million, as assets held for sale. During the third quarter of 2004, $1.1 million of these assets were sold for a nominal amount. In the fourth quarter of 2004, Columbia Transmission signed a letter of intent to sell an additional facility valued at $ 4.2 million, which was classified as an asset held for sale. NiSource is also actively pursuing a buyer of certain assets formerly held by Columbia Transmission Communications Corporation (Transcom) valued at $6.1 million.

On November 26, 2003, NiSource sold its interest in Midtex Gas Storage Company, LLP for approximately $15.8 million and the assumption, by the buyer, of $1.7 million in debt. In the fourth quarter of 2003, NiSource recognized an after tax gain of $4.4 million related to this sale.

On October 20, 2003, NiSource sold all of the steel-related, “inside-the-fence” assets of its subsidiary PEI, to Private Power, LLC (Private Power). The sale included six PEI operating subsidiaries and the name “Primary Energy”. Private Power paid approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after tax cash proceeds from the sale reduced NiSource’s debt by $206.3 million. NiSource has accounted for the assets sold as discontinued operations and has adjusted all periods presented accordingly. During 2003, NiSource recognized an after-tax loss of $29.1 million related to the sale.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

On September 30, 2003, NiSource sold Columbia Service Partners, Inc. (Columbia Service Partners), a subsidiary of Columbia for approximately $22.5 million. In 2003, NiSource recognized a pre-tax gain of $16.6 million related to the sale. Columbia Service Partners had been reported as assets held for sale.

On August 29, 2003, NiSource sold its exploration and production subsidiary, Columbia Energy Resources, Inc. (CER), to a subsidiary of Triana Energy Holdings (Triana). Under the CER sales agreement, Triana , an affiliate of Morgan Stanley Dean Witter Capital Partners IV, L.P. (MSCP), purchased all of the stock of CER for $330 million, plus the assumption of obligations to deliver approximately 94.0 billion cubic feet (Bcf) of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. Approximately $220 million of after-tax cash proceeds from the sale were used to reduce NiSource’s debt. In addition, a $213 million liability related to the forward sales contracts was removed from the Consolidated Balance Sheets. On January 28, 2003, NiSource’s former subsidiary Columbia Natural Resources, Inc. sold its interest in certain natural gas exploration and production assets in New York for approximately $95 million. NiSource has accounted for CER as discontinued operations and has adjusted all periods presented accordingly. During 2004, NiSource realized after-tax net income due primarily to tax adjustments, while an after-tax loss of $301.2 million related to the sale of CER was recorded in 2003.

During 2002, NiSource decided to exit the telecommunications business. The results of operations related to Transcom were displayed as discontinued operations on NiSource’s Statements of Consolidated Income and its assets and liabilities were separately aggregated and reflected as assets and liabilities of discontinued operations on the Consolidated Balance Sheets in 2002. On September 15, 2003, NiSource’s subsidiary Columbia sold 100% of its shares in Transcom. During 2003, NiSource recognized an additional after-tax loss of $1.3 million related to the sale.

On April 30, 2002, NiSource sold the water utility assets of the Indianapolis Water Company and other assets of IWC Resources Corporation and its subsidiaries to the City of Indianapolis for $540.0 million. The divestiture of the water utilities was required as part of the U.S. Securities and Exchange Commission order approving the November 2000 acquisition of Columbia. The water utilities’ operations were reported as discontinued operations through 2002.

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

Results from discontinued operations of CER (including the New York State properties), the six PEI subsidiaries, Transcom and the water utilities are provided in the following table:

Twelve months ended December 31, (in millions)	2004	2003	2002

Revenues from discontinued operations	$—	$154.7	$308.5

Income (Loss) from discontinued operations	(10.5)	2.0	25.3
Income taxes	(16.6)	2.5	7.1

Net Income (Loss) from discontinued operations	$6.1	$(0.5)	$18.2

The assets of discontinued operations and assets held for sale were net property, plant, and equipment of $23.4 million and $20.7 million at December 31, 2004 and December 31, 2003, respectively.

5. Regulatory Matters

Gas Distribution Operations Related Matters

Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution Operations’ facilities for transportation services. Beginning in the mid-1990s, Gas Distribution Operations has provided these “CHOICE®” programs for its

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

retail customers. Through the month of December 2004, approximately 713 thousand of Gas Distribution Operations’ residential and small commercial and industrial customers selected an alternate supplier.

Gas Distribution Operations continues to offer CHOICE® opportunities through regulatory initiatives in all of its jurisdictions. While CHOICE®programs generally provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Gas Distribution Operations expects to play a substantial role in supplying gas commodity services to its customers for the foreseeable future. Customer participation in some of these programs can leave the Gas Distribution Operations subsidiaries with pipeline capacity for which it has contracted but no longer has a need. The state commissions in jurisdictions served by Gas Distribution Operations are at various stages in addressing methods for recovering the cost of such capacity. Gas Distribution Operations is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered. Methodologies for mitigating or recovering these costs include the use of assets available from previous funding mechanisms, incentive sharing mechanisms, reducing levels of reserved pipeline capacity and mandatory assignment of pipeline capacity to alternative suppliers.

Through October 2004, Columbia of Ohio’s rates were established by regulatory stipulation approved by the PUCO. On October 9, 2003, Columbia of Ohio and other parties filed with the PUCO an amended stipulation that would govern Columbia of Ohio’s regulatory framework from November 2004 through October 2010. Most of Columbia of Ohio’s volumetric capacity under contracts with interstate pipelines expired on October 31, 2004, and the amended stipulation would have provided Columbia of Ohio with guaranteed recovery of the costs of renewing those contracts for firm capacity sufficient to meet up to 100% of the design peak day requirements through October 31, 2005 and up to 95% of the design peak day requirements through October 31, 2010. Among other things, the amended stipulation would also have: (1) extended Columbia of Ohio’s CHOICE® program from November 1, 2004 through October 2010; (2) provided Columbia of Ohio with an opportunity to generate revenues sufficient to cover the stranded costs associated with the CHOICE® program; and (3) allowed Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant.

On March 11, 2004, the PUCO issued an order that adopted and modified the stipulation. The order extended Columbia of Ohio’s CHOICE® program through December 31, 2007 and declined to pre-approve the amount of firm interstate pipeline capacity for which Columbia of Ohio could contract and receive assurance of cost recovery. In addition, the PUCO made other modifications which would limit Columbia of Ohio’s ability to generate revenues sufficient to cover stranded costs, including declining to mandate that natural gas marketers participating in the CHOICE® program obtain 75% of their interstate capacity directly from Columbia of Ohio and changing the amount of revenues generated through off-system sales or capacity release transactions. The order allowed Columbia of Ohio to record post-in-service carrying charges on plant placed in service between October 2004 and December 31, 2007, and allowed the deferral of property taxes and depreciation associated with such plant for that same time frame.

On April 9, 2004, Columbia of Ohio and other signatory parties to the stipulation (Joint Petitioners), consistent with standard regulatory process, petitioned the PUCO for rehearing on the components which were modified in the March 11 order. That same day the Office of the Ohio Consumers’ Counsel (OCC) also filed an application for rehearing, and argued that the PUCO should not have permitted Columbia of Ohio to record post-in-service carrying charges on plant placed into service after October 2004, and to defer the property taxes and depreciation associated with such plant. On April 19, 2004, the OCC filed a motion to dismiss the application for rehearing filed by Columbia of Ohio and other parties.

On May 5, 2004, the PUCO issued an order on rehearing, in which it denied the OCC’s motion to dismiss and its application for rehearing. The PUCO granted part of the joint application filed by Columbia of Ohio and others. The PUCO modified its previous orders. Specifically, it (1) revised the term of the stipulation so that it extends through October 31, 2008; (2) restored the mandate that natural gas marketers participating in the CHOICE® program obtain 75% of their interstate pipeline capacity directly from Columbia of Ohio; and (3) revised the mechanism applicable to Columbia of Ohio’s sharing of off-system sales and capacity release revenue. Under the revised off-system sales/capacity release revenue sharing mechanism, Columbia of Ohio will begin sharing such revenue with the customers after the annual revenue exceeds $25 million, instead of $35 million as originally proposed in the stipulation. This order further permitted Columbia of Ohio to record post-in-service carrying charges on plant

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

placed in service between October 2004 and October 2008, and allowed the deferral of property taxes and depreciation associated with such plant for that same time frame.

Columbia of Ohio and the other signatory parties to the stipulation accepted the PUCO’s modifications. Nevertheless, on May 14, 2004, the OCC filed a Second Application for Rehearing. Therein, the OCC argued that the Joint Petitioners did not meet the statutory requirements for an application for rehearing, and thus the PUCO’s rehearing order was unlawful. The OCC also argued that the rehearing order was void as it resulted from settlement negotiations from which the OCC was excluded. The OCC also continued to challenge the PUCO’s treatment of off-system sales and capacity release revenues, and post-in-service carrying charges and related deferrals.

On June 3, 2004, Columbia of Ohio filed its proposed tariffs and accounting. On June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. On July 29, 2004, the OCC filed an appeal with the Supreme Court of Ohio, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. The briefing process has been completed and the parties are waiting for the Supreme Court of Ohio to schedule oral arguments.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio local distribution companies (LDCs) to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad-debt recovery requirements in November 2004. As of December 31, 2004, Columbia of Ohio has $43 million of uncollected accounts receivable pending future recovery.

On December 2, 2004, Columbia of Ohio filed two applications with the Ohio Power Siting Board, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. Columbia of Ohio also filed requests for waivers from certain of the Board’s requirements. The waivers were approved on February 4, 2005. The application is currently pending, awaiting further Board action.

On September 10, 2004, the Pennsylvania Public Utility Commission approved a settlement agreement among Columbia Gas of Pennsylvania, Inc. (Columbia of Pennsylvania), The Office of Consumer Advocate, The Office of Small Business Advocate, The Office of Trial Staff, and Commercial & Industrial Intervenors in Columbia of Pennsylvania’s annual gas cost recovery proceeding. Under the Settlement Agreement, the signatory parties agreed to financial incentive mechanisms for off-system sales and capacity release transactions performed by Columbia of Pennsylvania. Under the incentive mechanism, customers receive 100% of the total combined proceeds from off-system sales and capacity release transactions up to a benchmark of $6 million. After the benchmark is reached, Columbia of Pennsylvania will retain 50% of proceeds from the transactions; however, Columbia of Pennsylvania may never retain more than 40% of the actual net proceeds generated from off-system sales and capacity release transactions. The incentive mechanism began October 1, 2004 and ends on September 30, 2006.

Northern Indiana’s gas costs are recovered under a flexible gas cost adjustment (GCA) mechanism approved by the IURC in 1999. Under the approved procedure, a demand component of the fuel adjustment factor is determined annually effective November 1 of each year, after hearings and IURC approval. The commodity component of the adjustment factor is determined by monthly filings, which do not require IURC approval but are reviewed by the IURC during the annual hearing that takes place regarding the demand component filing. Northern Indiana’s GCA factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana’s GCA5 annual demand cost recovery filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003. The IURC authorized the collection of the demand charge,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the Indiana Office of Utility Consumer Counselor (OUCC) entered into a joint stipulation and agreement resolving all issues in GCA5. Among the settlement agreement’s provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval, which occurred on August 18, 2004. An additional provision of the agreement extended the current Alternative Regulatory Plan (ARP), including Northern Indiana’s gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005.

Northern Indiana’s GCA 6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the second quarter of 2005.

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP to March 31, 2006. The agreement also grandfathers the terms of existing contracts that marketers have with Choice customers and establishes a scope for negotiations that Parties will follow when convening within the next several months to establish a long-term resolution of ARP. The IURC hearing on this settlement was January 13, 2005 with an order expected in the first quarter of 2005.

On December 15, 2004, Northern Indiana obtained approval from the IURC to implement a low-income energy assistance 1-year pilot program under the name NIPSCO Winter Warmth. Northern Indiana and the OUCC entered into and filed a settlement with the IURC on November 5, 2004. The agreement provides that Northern Indiana will collect from customers approximately $5.0 million over the respective 12-month period and contribute $0.7 million of company funds for a total of $5.7 million of energy assistance. Northern Indiana and the IURC will evaluate the success of NIPSCO Winter Warmth in 2005 to determine if it will become a permanent program.

The Maine Public Utility Commission (Maine PUC) has opened an investigation into the cast iron distribution piping integrity of Northern Utilities (Northern Utilities). Northern Utilities has responded that its cast iron piping is operated in accordance with state and federal pipeline safety laws and regulations, and that it is replacing that piping in a safe, cost-effective manner. Northern Utilities has estimated that replacement of its cast-iron system on an accelerated basis would cost over $35 million. The company has asked the Maine PUC to assure it of recovery of the costs associated with the incremental rate base additions if the Maine PUC requires accelerated replacement.

All of the Columbia distribution companies hold long-term contracts for pipeline and storage services with its affiliate pipelines, Columbia Transmission and Columbia Gulf Transmission Company (Columbia Gulf), and a majority of those contracts expired on October 31, 2004. The Columbia distribution companies are comprised of Columbia Gas of Kentucky, Inc. (Columbia of Kentucky), Columbia Gas of Maryland, Inc., Columbia of Ohio, Columbia of Pennsylvania, and Columbia Gas of Virginia, Inc. (Columbia of Virginia). Several distribution companies discussed their plan to renew pipeline and storage contracts with industry stakeholders to ensure the continued ability to serve the requirements of firm customers in a tightening capacity market. All contract negotiations between the distribution companies and Columbia Transmission and Columbia Gulf were resolved prior to the contracts expiring. In addition, certain contracts were subject to the approval of the respective state regulatory agencies. On April 29, 2004, the Pennsylvania Public Utility Commission approved a request by Columbia of Pennsylvania to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Pennsylvania’s storage contracts and approximately half of its pipeline contracts will be renewed for terms of fifteen years, while the remaining pipeline contracts will be renewed on a tiered basis for terms ranging from five to ten years. Columbia of Pennsylvania will also acquire additional capacity to meet customer requirements on peak days. In addition, on August 3, 2004, the Virginia State Corporation Commission approved a request by Columbia of Virginia to renew its pipeline and storage contracts with Columbia Transmission and Columbia Gulf. Pursuant to this approval, Columbia of Virginia’s storage and pipeline contracts with Columbia Transmission and Columbia Gulf will be renewed for terms of fifteen years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Electric Operations Related Matters

During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $56.4 million and $52.0 million were recognized for electric customers for 2004 and 2003, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company (ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO’s FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $3.1 million annually. On October 6, 2004, the IURC denied Northern Indiana’s Motion for Reconsideration. Northern Indiana has appealed the IURC’s decision to the Indiana Appellate Court, where this matter is pending.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with the FERC detailed tariff information and all market systems will be operational for the mandatory trials until financially binding activities begin with the opening of the market for bids and offers on March 25, 2005, and the Real-Time Market on April 1, 2005. Northern Indiana and TPC are actively pursuing roles in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana and TPC conduct their electric business. Specifically, this detailed tariff information proposes to manage system reliability through the use of a market-based congestion management system. The proposal includes a centralized dispatch platform, which will dispatch the most economic resources to meet load requirements efficiently and reliably in the MISO region. This FERC tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The tariff also allows for the allocation, auction or sale of Financial Transmission Rights, which are instruments that hedge against congestion costs occurring in the Day-Ahead market. The MISO will perform a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO will also perform the real time resource dispatch for resources under its control on a five minute basis.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the industrial customers’ challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Mitchell Station returns to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana’s oldest generating units, which includes the Mitchell Station. On October 8, 2004, Northern Indiana requested proposals from wholesale power marketers to provide power under varying terms and conditions. Northern Indiana received conforming bids, which are currently being evaluated. Decisions on purchased power will be made consistent with the start of the MMI.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the environmental cleanup cost associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for the cleanup costs. The proposed joint development agreement is currently under review by the IURC.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. A hearing in this matter was held December 1st and 2nd of 2004. An IURC order is expected in the second quarter of 2005.

On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO’s implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO’s implementation of standard market design mechanisms, such as the MISO’s proposed real-time and day-ahead energy markets. The hearing in this matter was completed on February 11, 2005 and an order is expected in the second quarter of 2005.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management’s nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $18.8 million for the twelve months ended December 31, 2004, and $24.0 million from inception to date, while EERM revenues were $1.2 million for 2004. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004.

6. Risk Management and Energy Trading Activities

NiSource uses derivative financial instruments to manage certain risks in its business including commodity price risk. NiSource accounts for its derivatives under SFAS No. 133, as amended. Refer to Note 1-Q, “Accounting for Risk Management Activities,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Hedging Activities. Many of the risk management programs in use by NiSource’s operating companies qualify for hedge accounting. The cash flow hedge activity affecting other comprehensive income for the years 2004 and 2003 was as follows:

(in millions, net of tax)	2004	2003

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$91.7	$67.8

Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges	44.7	13.0

Reclassification adjustment for net loss (gain) included in net income	(42.5)	10.9

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$93.9	$91.7

Unrealized gains and losses on NiSource’s hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource’s trading portfolio. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $200.0 million and $165.6 million at December 31, 2004 and 2003, respectively, of which $51.7 million and $51.3 million were included in “Current Assets”, $148.3 million and $114.3 million were included in “Other Assets.” Price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $26.7 million and $9.5 million at December 31, 2004 and 2003, respectively, of which $21.3 million and $9.3 million were included in “Current Liabilities”, $5.4 million and $0.2 million were included in “Other Assets.”

During 2004 and 2003, a gain of $0.1 million and $2.0 million, net of tax respectively, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During 2004 and 2003, NiSource reclassified zero and $0.9 million respectively, related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $32.3 million, net of tax.

Commodity Price Risk Programs. Northern Indiana, Northern Indiana Fuel and Light Company, Kokomo Gas and Fuel Company, Northern Utilities, Inc., and Columbia of Pennsylvania use New York Mercantile Exchange (NYMEX) derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $0.5 million and $1.2 million of price risk management assets associated with these programs at December 31, 2004 and December 31, 2003, respectively. In addition, the Consolidated Balance Sheets reflected $9.2 million and $0.5 million of price risk management liabilities associated with these programs at December 31, 2004 and December 31, 2003, respectively.

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

Northern Indiana also offers a Dependabill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

associated with these obligations, Northern Indiana purchases fixed priced gas and the option to call on additional volumes that match the anticipated delivery needs of the program and currently uses NYMEX futures and options contracts for these hedge transactions. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected $6.2 million of price risk management liabilities associated with the Price Protection Service and the Dependabill programs.

For regulatory incentive purposes, Northern Indiana enters into purchase contracts at first of the month prices that give counter parties the daily option to either sell an additional package of gas at first of the month prices or recall the original volume to be delivered. Northern Indiana charges a fee for this option. The changes in the fair value of these options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. However, in accordance with SFAS No. 71, Northern Indiana records the related gains and losses associated with these transactions as a regulatory asset or liability.

For regulatory incentive purposes, Columbia Gas of Kentucky, Columbia of Ohio, and Columbia of Pennsylvania, (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” The remaining change is recognized currently in earnings. The Consolidated Balance Sheets reflected $4.6 million and $3.3 million of price risk management liabilities associated with the programs at December 31, 2004 and December 31, 2003, respectively.

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

Interest Rate Risk Activities. Between October 27, 2004 and November 1, 2004, NiSource Finance entered into $900 million of forward starting interest rate swaps, hedging the future interest payments of long-term debt. The $900 million of forward starting swaps included $450 million notional value of 12-year forward starting swaps entered into with three counterparties and $450 million notional value of 15-year forward starting swaps entered into with three additional counterparties. Entering into these hedge transactions allows NiSource Finance to mitigate the risk from rising interest rates and uncertain interest expense cash flows in the future. Assuming prevailing credit spreads in effect at the time the forward starting swaps were put in place, the swaps would result in a net effective interest rate of approximately 5.55%-5.65% for the planned 12-year note issuance and approximately 5.70%-5.80% for the planned 15-year note issuance. These approximate interest rates assume the relationship between swap spreads embedded in the forward starting swaps and NiSource Finance’s credit spread remain constant from execution date of the swaps through the planned notes issuance date anticipated in September 2005. Each of the forward starting swap transactions have both an effective date and a mandatory early termination date of September 7, 2005, which is the date NiSource Finance anticipates completing $900 million of new debt issuance, consisting of $450 million of 12-year notes and $450 million of 15-year notes.

NiSource has entered into interest rate swap agreements to modify the interest rate characteristics of its outstanding long-term debt from fixed to variable. On May 12, 2004, NiSource Finance Corp. (NiSource Finance) entered into fixed-to-variable interest rate swap agreements in a notional amount of $660 million with six counterparties having a 6 1/2-year term. NiSource Finance will receive payments based upon a fixed 7.875% interest rate and pay a floating interest amount based on U.S. 6-month British Banker Association (BBA) London InterBank Offered Rate (LIBOR) plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on May 15, 2009 at mid-market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

On July 22, 2003, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties with an 11-year term. NiSource Finance will receive payments based upon a fixed 5.40% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on either July 15, 2008 or July 15, 2013 at mid-market.

On May 12, 2004, Columbia terminated all remaining fixed-to-variable interest rate swap agreements.

On April 11, 2003, Columbia entered into fixed-to-variable interest rate swap agreements in a notional amount of $100 million with two counterparties. Columbia received payments based upon a fixed 7.42% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 2.39% per annum. There was no exchange of premium at the initial date of the swaps. These interest rate swap agreements were terminated on May 12, 2004.

On April 4, 2003, Columbia terminated a fixed-to-variable interest rate swap agreement containing a notional amount of $100 million. Columbia received a settlement payment from the counterparty amounting to $8.2 million, which will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

On September 3, 2002, Columbia entered into new fixed-to-variable interest rate swap agreements totaling $281.5 million with three counterparties effective as of September 5, 2002. Under the agreements, Columbia received payments based upon a fixed 7.32% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus 2.66% per annum. There was no exchange of premium at inception of the swaps. These interest rate swap agreements were terminated on May 12, 2004.

As a result of the fixed-to-variable interest rate swap transactions referenced above, $1,160 million of NiSource Finance’s existing long-term debt is now subject to fluctuations in interest rates. These interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt’s fair value is measured using the short-cut method pursuant to SFAS No. 133. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years.

Marketing and Trading Activities. Effective July 1, 2002, TPC sold a significant portion of its net obligations under its gas forward transaction portfolio, physical storage inventory and associated agreements to a third party. Prior to the sale, TPC’s operations included the activities of its gas and power trading businesses. Beginning with the effective date of the sale, the remaining operations associated with TPC include commercial and industrial gas sales (including arranging supply), gas supply and power marketing associated with NiSource’s Whiting Clean Energy facility and power trading. With the exception of power trading and one remaining gas trading deal, which expired in October 2002, since July 1, 2002 the gas-related activities at TPC have no longer been considered trading activities, and all positions were marked to fair value pursuant to SFAS No. 133.

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

The fair market values of NiSource’s power trading assets and liabilities were $8.8 million and $11.9 million, respectively, at December 31, 2004 and $21.9 million and $23.4 million, respectively, at December 31, 2003. The fair market values of NiSource’s gas marketing assets and liabilities were $24.8 million and $22.4 million, respectively, at December 31, 2002.

Pursuant to the October 25, 2002 consensus reached regarding EITF No. 02-03, beginning in 2003 the results of derivatives related to trading activities were presented on a net basis. All periods presented have been adjusted to conform to the revised presentation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

7. Equity Investment Subsidiaries

Certain investments of NiSource are accounted for under the equity method of accounting. Income and losses are reflected in net income on NiSource’s Statements of Consolidated Income. All investments shown as limited partnerships are limited partnership interests.

In the second quarter of 2004, a NiSource affiliate purchased an additional interest in the Millennium Pipeline Project that temporarily raised the company’s interest in the project entities above the 50% threshold normally requiring consolidation. As of December 31, 2004, NiSource did not consolidate the Millennium Pipeline Project entities because it plans to transfer this additional interest to other sponsors in the first half of 2005.

The following is a list of NiSource’s equity investments at December 31, 2004.

		% of Voting
		Power or
Investee	Type of Investment	Interest Held

Chicago South Shore & South Bend Railroad Co.	General Partnership	40.0
EnerTek Partners, LP	Limited Partnership	16.5
House Investments - Midwest Corporate Tax Credit Fund, L.P.	Limited Partnership	12.2
Illinois Indiana Development Company, L.L.C.	LLC Membership	40.0
Millennium Pipeline Company, L.P.	Limited Partnership	68.5
Millennium Pipeline Management Company, L.L.C.	LLC Membership	68.5
N Squared Aviation, L.L.C.	LLC Membership	33.3
Nth Power Technologies Fund II, L.P.	Limited Partnership	4.1
Nth Power Technologies Fund II-A, L.P.	Limited Partnership	5.4
The Wellingshire Joint Venture	General Partnership	50.0
Utech Climate Challenge Fund, L.P.	Limited Partnership	17.9

8. Goodwill and Other Intangible Assets

NiSource’s goodwill of $3,687.2 million at December 31, 2004 and 2003, pertains primarily to the acquisition of Columbia on November 1, 2000. NiSource has aggregated the subsidiaries related to the acquisition of Columbia into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment, for the purpose of testing goodwill for impairment. NiSource performs its annual impairment test of goodwill every June 30. The results of the June 30, 2004 impairment test indicated that no impairment charge was required.

Intangible assets apart from goodwill, consisting of franchise rights, were identified as part of the purchase price allocations associated with the acquisition of Bay State, a wholly owned subsidiary of NiSource, and its subsidiaries. These amounts were $462.9 million and $475.2 million, net of amortization of $82.5 million and $69.0 million at December 31, 2004, and 2003, respectively, and are being amortized over forty years from the date of acquisition. In the fourth quarter 2004, Bay State tested for impairment its intangible assets and found that no impairment existed. NiSource had approximately $57.6 million and $51.9 million of other intangible assets recorded at December 31, 2004 and 2003, respectively, which reflected the additional minimum liability associated with the unrecognized service cost of the pension plans pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

9. Income Taxes

The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2004	2003	2002

Income Taxes
Current
Federal	$117.0	$132.0	$126.4
State	26.4	24.3	(3.3)

Total Current	143.4	156.3	123.1

Deferred
Federal	102.4	82.4	74.8
State	4.0	4.4	29.9

Total Deferred	106.4	86.8	104.7

Deferred Investment Credits	(8.9)	(8.9)	(8.9)

Income Taxes Included in Continuing Operations	$240.9	$234.2	$218.9

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2004		2003		2002

Book income from Continuing Operations before income taxes	$671.1		$659.9		$617.0
Tax expense at statutory Federal income tax rate	234.9	35.0%	231.0	35.0%	216.0	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	19.8	3.0	18.6	2.8	17.1	2.8
Regulatory treatment of depreciation differences	4.5	0.7	1.2	0.2	(2.2)	(0.4)
Amortization of deferred investment tax credits	(8.9)	(1.3)	(8.9)	(1.3)	(8.9)	(1.4)
Low-income housing	(3.9)	(0.6)	(5.1)	(0.8)	(5.1)	(0.8)
Other, net	(5.5)	(0.9)	(2.6)	(0.4)	2.0	0.3

Income Taxes from Continuing Operations	$240.9	35.9%	$234.2	35.5%	$218.9	35.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2004	2003

Deferred tax liabilities
Accelerated depreciation and other property differences	$1,680.3	$1,596.5
Unrecovered gas & fuel costs	112.6	68.0
Other regulatory assets	303.9	279.0
SFAS No. 133 and price risk adjustments	40.9	49.0
Premiums and discounts associated with long-term debt	54.1	56.6

Total Deferred Tax Liabilities	2,191.8	2,049.1

Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(177.9)	(156.5)
Pension and other postretirement/postemployment benefits	(192.4)	(190.9)
Environmental liabilities	(21.4)	(20.1)
Other accrued liabilities	(43.9)	(30.0)
Other, net	(19.2)	(5.4)

Total Deferred Tax Assets	(454.8)	(402.9)

Less: Deferred income taxes related to current assets and liabilities	71.1	57.0

Non-Current Deferred Tax Liability	$1,665.9	$1,589.2

10. Pension and Other Postretirement Benefits

NiSource provides defined contribution plans and noncontributory defined benefit retirement plans that cover its employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, NiSource provides health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for NiSource. The expected cost of such benefits is accrued during the employees’ years of service. Current rates of rate-regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cashc contributions are remitted to grantor trusts. NiSource uses September 30 as its measurement date for its pension and postretirement benefit plans.

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

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc. Notes to Consolidated Financial Statements (continued)

Asset Mix Policy of Total Fund:

Asset Category	Minimum	Maximum

Domestic Equities	40%	60%
International Equities	10%	20%
Fixed Income	15%	45%
Real Estate/Alternative Investments	0%	10%
Short-Term Investments	0%	10%

Pension Plan and Postretirement Plan Asset Mix at September 30, 2004:

	Defined Benefit		Welfare Plan Post Retirement
(in millions)	Pension Assets	9/30/2004	Assets	9/30/2004

Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets

Domestic Equities	$942.2	49.3%	$105.1	54.8%
International Equities	311.5	16.3%	35.6	18.6%
Fixed Income	546.3	28.6%	49.8	26.0%
Alternative Investments	92.6	4.9%	—	0.0%
Cash/Other	18.0	0.9%	1.1	0.6%

Total	$1,910.6	100.0%	$191.6	100.0%

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

NiSource pension fund assets earned a return of 12.8% for the plan year ended September 30, 2004 and 22.0% for the plan year ended September 30, 2003. However, the discount rate used to measure the accumulated benefit obligation has decreased over the past two years, which slightly offset the fair-value increase in the pension assets. In accordance with SFAS No. 87, NiSource adjusted its minimum pension liability at December 31, 2004 and 2003. The adjustment for 2004 was not material. The 2003 adjustment resulted in a decrease to the retirement benefit liabilities of $94.8 million, a decrease in intangible assets of $6.1 million, a decrease to deferred income tax assets of $35.2 million and an increase to other comprehensive income of $53.5 million after-tax. NiSource expects pension expense for 2005 to decrease approximately $3.6 million and other post-retirement benefits expense to remain approximately the same from the amounts recognized in 2004. In addition, NiSource expects to make contributions of $3.6 million to its pension plans and $52.7 million to its postretirement medical and life plans in 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

The following tables provide a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a September 30 measurement date:

	Pension Benefits		Other Benefits
(in millions)	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$2,113.6	$1,948.3	$659.0	$541.3
Service cost	39.4	35.1	8.6	7.2
Interest cost	127.0	131.0	39.1	36.5
Plan participants’ contributions	—	—	2.7	1.7
Plan amendments	13.1	15.1	(13.7)	10.7
Settlement loss	0.2	—	—	—
Actuarial loss	83.6	141.4	70.4	103.5
Benefits paid	(161.9)	(157.3)	(46.0)	(41.9)

Benefit obligation at end of year	$2,215.0	$2,113.6	$720.1	$659.0

Change in plan assets
Fair value of plan assets at beginning of year	$1,829.5	$1,651.1	$168.1	$138.3
Actual return on plan assets	224.8	334.0	18.0	25.3
Employer contributions	18.2	1.7	48.8	44.7
Plan participants’ contributions	—	—	2.7	1.7
Benefits paid	(161.9)	(157.3)	(46.0)	(41.9)

Fair value of plan assets at end of year	$1,910.6	$1,829.5	$191.6	$168.1

Funded status	$(304.4)	$(284.1)	$(528.5)	$(490.9)
Contributions made after measurement date and before fiscal year end	0.7	0.6	11.7	14.5
Unrecognized actuarial loss	415.3	417.2	78.6	57.1
Unrecognized prior service cost	65.2	61.6	12.9	13.3
Unrecognized transition obligation	—	—	121.3	104.1

Net amount recognized at end of year	$176.8	$195.3	$(304.0)	$(301.9)

Amounts recognized in the statement of financial position consist of:
Prepaid Benefit Cost	22.6	15.7
Accrued benefit liability	(147.6)	(123.6)
Intangible asset	57.0	51.2
Accumulated other comprehensive income, pre-tax	244.8	252.0

Net amount recognized at end of year	$176.8	$195.3

Other comprehensive loss, pre-tax, attributable to change in additional minimum liability recognition	$(7.2)	$(88.7)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Weighted-average assumptions as of September 30,
Discount rate assumption	6.00%	6.25%	6.00%	6.25%
Compensation growth rate assumption	4.0%	4.0%	—	—
Medical cost trend assumption	—	—	5.0%	5.0%
Assets earnings rate assumption	9.0%	9.0%	8.8%	9.0%

The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the company’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees.

		Other	Federal
	Pension	Post-retirement	Subsidy
(in millions)	Benefits	Benefits	(Receipts)

Year(s)
2005	$153.3	$51.4	$(0.6)
2006	158.5	54.7	(0.8)
2007	163.6	56.8	(0.9)
2008	169.0	58.7	(1.1)
2009	172.0	60.5	(1.3)
2010-2014	977.7	309.2	(8.9)

The following table provides the components of the plans’ net periodic benefits cost (benefit) for each of the three years:

	Pension Benefits			Other Benefits
(in millions)	2004	2003	2002	2004	2003	2002

Net periodic cost
Service cost	$39.4	$35.1	$39.5	$8.6	$7.2	$11.3
Interest cost	127.0	131.0	125.8	39.1	36.5	33.3
Expected return on assets	(157.3)	(141.7)	(161.1)	(14.0)	(10.2)	(10.0)
Amortization of transitional obligation	—	5.5	6.3	11.5	11.6	11.8
Amortization of prior service cost	9.4	8.3	9.9	0.8	0.1	1.5
Recognized actuarial (gain) loss	18.1	25.7	1.4	2.2	(3.5)	(8.5)
Settlement loss	0.2	—	—	—	—	—

Net Periodic Benefits Cost	$36.8	$63.9	$21.8	$48.2	$41.7	$39.4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
(in millions)	increase	decrease

Effect on service and interest components of net periodic cost	$4.8	$(4.3)
Effect on accumulated postretirement benefit obligation	49.3	(45.7)

11. Authorized Classes of Cumulative Preferred and Preference Stocks

NiSource has 20,000,000 authorized shares of Preferred with a $0.01 par value, of which 4,000,000 shares are designated Series A Junior Participating Preferred Shares and are reserved for issuance pursuant to the Share Purchase Rights Plan described in Note 12-C, “Shareholder Rights Plan,” in the Notes to Consolidated Financial Statements.

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

The redemption prices at December 31, 2004, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days’ notice, were as follows:

		Redemption
	Series	Price per Share

Northern Indiana Public Service Company:
Cumulative preferred stock - $100 par value -	4-1/4%	$101.20
	4-1/2%	$100.00
	4.22%	$101.60
	4.88%	$102.00
	7.44%	$101.00
	7.50%	$101.00
Cumulative preferred stock - no par value adjustable rate (6.00% at December 31, 2004), Series A (stated value $50 per share)		$50.00

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

The redemption prices at December 31, 2004, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

	Redemption	Sinking Fund or Mandatory
Series	Price per Share	Redemption Provisions

Cumulative preferred stock -	$100 par value -
8.35%	$101.97, reduced periodically	6,000 shares on or before July 1; noncumulative option to double amount each year

7-3/4%	$103.00, reduced periodically	2,777 shares on or before December 1; noncumulative option to double amount each year

Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 2004, for each of the subsequent five years were as follows:

Year Ending December 31, (in millions)

2005	$0.9
2006	0.6
2007	—
2008	—
2009	—

Total	$1.5

12. Common Stock

As of December 31, 2004, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.

A. SAILSSM Remarketing. On November 1, 2004 NiSource issued approximately 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource’s SAILSSM. NiSource received approximately $144.4 million in satisfaction of the SAILSSM holders’ obligation under the stock purchase contracts, which was used to pay down short-term borrowings. Effective November 1, 2004, the interest rate on the $144.4 million of debentures that comprised the other component of the SAILSSM was reset to 3.628% per annum. The debentures mature November 1, 2006.

B. Corporate PIES Remarketing. In February 2003, NiSource issued approximately 13.1 million shares of common stock associated with the settlement of forward equity agreements comprising a component of the Corporate PIES. Concurrently with the settlement of the forward agreements, NiSource remarketed the underlying debentures, due February 19, 2005, and reset the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders’ obligation under the forward equity agreements. As a result of the transaction, the underlying subsidiary trust was dissolved.

C. Shareholder Rights Plan. NiSource’s Board of Directors (Board) has adopted a Shareholder Rights Plan, pursuant to which one right accompanies each share of common stock. Each right, when exercisable, would initially entitle the holder to purchase from NiSource one one-hundredth of a share of Series A Junior Participating Preferred Stock, with $0.01 par value, at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource’s outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the rights would entitle the holders to purchase NiSource’s or the acquirer’s common shares for one-half of the market price. The rights will not dilute NiSource’s common stock nor affect earnings per share unless they become exercisable for common stock. The plan was not adopted in response to any specific attempt to acquire control of NiSource. The rights are not currently exercisable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

D. Northern Indiana Dividend Restriction. So long as any shares of Northern Indiana’s cumulative preferred stock are outstanding, no cash dividends shall be paid or declared on its common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2004, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 50% of the total capitalization including surplus.

E. Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. Beginning with the November 2003 dividend, NiSource reduced its annual dividend to $0.92 per share from $1.16 per share. NiSource paid quarterly common dividends totaling $0.92 per share for the 2004 year. At its January 6, 2005 meeting, the Board declared a quarterly common dividend of $0.23 per share, payable on February 18, 2005 to holders of record on January 31, 2005.

13. Long-Term Incentive Plans

NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights (SARs), performance units, contingent stock awards and dividend equivalents payable on grants of options, performance units and contingent stock awards. Under the plan, each option has a maximum term of ten years from the date of grant. NiSource has traditionally awarded stock options to employees at the beginning of each year that vested one year from the date of grant. For stock options granted during January 2005, the Company awarded stock options that vested immediately, but included a one-year exercise restriction. SARs may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common stock, or a combination thereof. In addition, NiSource currently has non-qualified option grants outstanding and vested which were granted under a 1988 long-term incentive plan.

The amended and restated 1994 Plan provides for the issuance of up to 21 million shares through December 31, 2005. NiSource intends to seek stockholder approval at the annual meeting scheduled for May 10, 2005, to increase the number of shares authorized for issuance under the 1994 Plan and to extend the term of the Plan to May 10, 2015. At December 31, 2004, there were 5,896,485 shares reserved for future awards under the amended and restated 1994 Plan. In connection with the acquisition of Columbia, no options were converted or assumed.

NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. If a participant’s employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. However, for the Chief Executive Officer, awards may vest upon death, disability, termination without cause, or upon a change of control or retirement. There were 472,595 restricted shares outstanding at December 31, 2004, which were not a part of the time accelerated restricted stock award plan described below.

At December 31, 2004, NiSource had 345,103 outstanding awards of contingent stock. The terms of the awards contain a provision that varies the number of shares to be issued based on the level of attainment of certain stock performance targets and also allows for the payment of dividends on the contingent stock awards. In 2004, based on the performance of NiSource’s common stock through December 31, 2004, NiSource recorded expense of $5.2 million for the 2004 year related to the awards of contingent shares under the 1994 Plan.

In January 2003, NiSource began awarding restricted shares and restricted stock units under a time accelerated restricted stock award plan (TARSAP). Under the plan, key executives are granted awards of restricted stock or restricted stock units that generally vest over a period of six years or at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at the end of the third year. On January 1, 2004, 646,880 grants of restricted stock and contingent stock units were granted under

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

the TARSAP for which NiSource recognized expense of $3.5 million. At December 31, 2004, NiSource had 1,251,844 awards outstanding under the TARSAP plan.

The Amended and Restated Non-employee Director Stock Incentive Plan, which was approved by the board and stockholders at the 2003 annual meeting, provides for the issuance of up to 500,000 shares of common stock to non-employee directors. The Plan provides for awards of common stock, which vest in 20% increments per year, with full vesting after five years. The Plan permits the granting of restricted stock units and allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director’s death or disability, or a change in control of NiSource. If a director’s service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any shares of common stock not vested as of the date of termination are forfeited. As of December 31, 2004, 100,500 restricted shares and 69,450 restricted stock units had been issued under the Plan.

The long-term incentive plans have been accounted for using the intrinsic value method under APB No. 25. The compensation cost that was charged against operating income for share-based awards was $8.0 million; $12.9 million and $7.3 million for years ended December 31, 2004, 2003 and 2002, respectively. Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant.

Stock option transactions for the three years ended December 31, 2004, were as follows:

		Weighted Average
	Options	Option Price ($)

Outstanding at January 1, 2002	5,483,066	22.62
Granted	2,190,745	21.80
Exercised	(307,978)	15.47
Cancelled	(401,080)	24.06

Outstanding at December 31, 2002	6,964,753	22.62
Granted	2,464,996	19.79
Exercised	(544,327)	17.44
Cancelled	(728,726)	23.19

Outstanding at December 31, 2003	8,156,696	22.03
Granted	2,168,200	21.84
Exercised	(817,017)	18.88
Cancelled	(346,844)	24.17

Outstanding at December 31, 2004	9,161,035	22.18
Exercisable at December 31, 2004	7,043,835	22.29
Exercisable at December 31, 2003	5,856,044	22.91
Exercisable at December 31, 2002	5,017,914	22.90

The following table summarizes information on stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Exercise Price	Remaining Contractual	Number	Exercise Price
Prices Per Share ($)	Outstanding	Per Share ($)	Life in Years	Exercisable	Per Share ($)

$14.61 - $17.53	105,300	16.22	0.6	105,300	16.22
$17.54 - $20.45	2,402,293	19.57	6.7	2,402,293	19.57
$20.46 - $23.38	4,097,742	21.59	7.1	1,980,542	21.34
$23.39 - $26.30	2,153,200	25.20	5.2	2,153,200	25.20
$26.31 - $29.22	402,500	29.22	3.1	402,500	29.22

	9,161,035	22.18	6.3	7,043,835	22.29

There were no SARs outstanding at December 31, 2004, 2003 or 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 4.2%. The weighted average fair value of options granted was $4.77, $3.44 and $6.03 during the years 2004, 2003 and 2002, respectively. The following assumptions were used for grants in 2004, 2003 and 2002:

	2004	2003	2002

Expected Life (yrs.)	4.8	5.9	5.8
Interest Rate	3.1-3.3%	3.2-3.3%	4.4-5.1%
Volatility	33.3%	31.2%	40.7-42.0%

14. Long-Term Debt

In November 2004, NiSource issued $450 million of floating rate notes that will mature on November 23, 2009, and are callable on or after November 23, 2006. The notes will bear interest at 3-month LIBOR plus a spread of 57 basis points, reset quarterly. NiSource used $250 million of the proceeds to fund the early redemption of floating rate notes during December 2004 that would have become due in May 2005. The remaining $200 million in proceeds was used to repay a portion of the company’s short-term debt.

In October 2004, NiSource remarketed $80.6 million of the senior debentures included in its SAILSSM. Interest on these debentures and the remaining $63.8 million of SAILSSM debentures that were not remarketed is fixed at 3.628% per annum. These debentures are due November 1, 2006. The SAILSSM were issued as a portion of the consideration payable in the acquisition of Columbia as one unit consisting of two separate instruments: a debenture with a stated amount of $2.60 and a purchase contract requiring the holder to purchase for $2.60 cash, a fractional number of shares of NiSource common stock based on a settlement rate indexed to the market price of NiSource common stock. The debentures, which had a maturity date of November 1, 2006, were originally pledged to secure the holders’ obligation to purchase common stock under the purchase contract.

On November 4, 2003, NiSource Finance issued $250 million of 18-month floating rate unsecured notes that mature May 4, 2005. The notes were subsequently called on December 10, 2004 at par value. Also on November 4, 2003, NiSource Finance issued $250 million of 3.20% three-year unsecured notes that mature November 1, 2006. On July 21, 2003, NiSource issued $500 million of 5.40% eleven-year senior unsecured notes that mature July 15, 2014.

In February 2003, NiSource remarketed most of the underlying debentures due February 19, 2005, which were comprised of a component of the Corporate PIES, resetting the interest rate to 4.25%. NiSource received net proceeds of $344.1 million from the remarketing in satisfaction of the Corporate PIES holders’ obligation under the forward equity agreements. The sole purchaser of the remarketed securities purchased newly offered 6.15% notes due March 1, 2013, using the remarketed debentures as consideration.

Following are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2004, for each of the five years subsequent to December 31, 2004. The long-term debt maturities shown below exclude the debt of certain low-income housing real estate investments, as NiSource does not guarantee the long-term debt payment of these entities. Under the provisions of FIN No. 46R, the low-income housing real estate investments were required to be consolidated beginning in the first quarter of 2004.

Year Ending December 31, (in millions)

2005	$1,299.1
2006	438.8
2007	371.1
2008	33.9
2009	465.9

Total	$2,608.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

Of NiSource’s $4,835.9 million of long-term debt at December 31, 2004, $265 million was issued by NiSource’s affiliate, NiSource Capital Markets, Inc. (Capital Markets). The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Market’s obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Market’s creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, was $12.8 billion at December 31, 2004.

NiSource has entered into interest rate swap agreements for $1,160 million of its outstanding long-term debt. The effect of these agreements is to modify the interest rate characteristics of a portion of their respective long-term debt from fixed to variable. Refer to Note 6, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further information regarding interest rate swaps.

NiSource is subject to two financial covenants under both its existing 364-day and 3-year revolving credit facilities. On a consolidated basis, NiSource must maintain an interest coverage ratio of not less than 1.75, as determined for each period of four consecutive fiscal quarters. Additionally, NiSource must maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2004, NiSource was in compliance with these financial covenants. Under NiSource’s current renewal of the credit facilities, it is anticipated that only a debt to capitalization covenant of 70% will be required under the new facility.

NiSource is also subject to certain negative covenants under the revolving credit facilities. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional asset basket equal to 5% of NiSource’s consolidated net tangible assets. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource’s assets to no more than 10% of its consolidated total assets. The revolving credit facilities also include a cross-default provision, which triggers an event of default under the credit facility in the event of any uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.

NiSource’s bond indentures generally do not contain any financial maintenance covenants. However, NiSource’s bond indentures are generally subject to cross default provisions ranging from uncured payment defaults of $5 million to $50 million, and limitations on the incurrence of liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional asset basket capped at either 5% or 10% of NiSource’s consolidated net tangible assets.

15. Short-Term Borrowings

During March 2004, NiSource obtained a new $500 million 364-day credit facility and a $750 million 3-year credit facility with a syndicate of banks led by Barclays Capital. The new facilities replaced an expiring $1.25 billion credit facility. NiSource is currently in the process of renewing its $500 million 364-day credit facility, and plans to incorporate this facility and its $750 million 3-year facility into a combined $1.25 billion 5-year credit facility. The new facility is expected to close in March 2005 and will include sub-limits for letters of credit of $500 million and swingline loans of $200 million. As of December 31, 2004 and 2003, NiSource had $18.2 million of letters of credit outstanding under the $750 million 3-year credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Short-term borrowings were as follows:

At December 31, (in millions)	2004	2003

Credit facility (3-Year Facility) borrowings weighted average interest rate of 3.04% at December 31, 2004	307.6	685.5

Total short-term borrowings	$307.6	$685.5

The decrease in short-term borrowings resulted primarily from strong cash flows from operating activities and two financing activities in the 2004 year. NiSource closed a $450 million floating rate note in the fourth quarter of 2004 and used the proceeds to redeem $250 million floating rate notes due in May 2005 and used the remaining $200 million to repay a portion of NiSource’s short-term borrowings. Also in the fourth quarter of 2004, NiSource issued approximately 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource’s SAILSSM. NiSource received approximately $144.4 million in satisfaction of the SAILSSM holders’ obligation under the stock purchase contracts, which was used to pay down short-term borrowings.

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

The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	2004	2004	2003	2003

Long-term investments	$77.6	$77.6	$76.0	$76.0
Long-term debt (including current portion)	6,135.8	6,532.1	6,111.7	6,733.3
Preferred stock (including current portion)	82.6	83.1	84.4	84.8

Sale of Trade Accounts Receivable. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to Columbia of Ohio Receivables Corporation (CORC), a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement, which replaced a prior similar agreement, expires in May 2005, but can be renewed if mutually agreed to by both parties. As of December 31, 2004, $137.7 million of accounts receivable had been sold by CORC.

Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreement will expire on December 26, 2005, but can be renewed if mutually agreed to by both parties. As of December 31, 2004, NRC had sold $133.3 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.

Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

NiSource’s accounts receivable programs qualify for sale accounting based upon the conditions met in SFAS No. 140 “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities.” In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. NiSource does not retain any interest in the receivables under both agreements.

17. Other Commitments and Contingencies

A. Capital Expenditures and Other Investing Activities. NiSource expects that approximately $623.6 million will be expended for construction and other investment purposes during 2005.

B. Service Agreements. Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $17.2 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

C. Assets Under Lien. Substantially all of Columbia Transmission properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia.

D. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by-letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at December 31, 2004 and the years in which they expire were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Guarantees of subsidaries debt	$4,041.8	$933.2	$293.1	$32.4	$8.7	$464.0	$2,310.4
Guarantees supporting commodity transactions of subsidiaries	1,216.8	341.0	632.1	30.6	50.9	53.5	108.7
Lines of credit	307.6	307.6	—	—	—	—	—
Letters of credit	111.6	19.2	1.9	1.1	89.4	—	—
Other guarantees	364.9	50.0	—	—	9.2	8.1	297.6

Total commercial commitments	$6,042.7	$1,651.0	$927.1	$64.1	$158.2	$525.6	$2,716.7

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $4.0 billion of debt for various wholly-owned subsidiaries including Whiting Leasing LLC, NiSource Finance, and through a support agreement, Capital Markets. Other than debt associated with the former PEI subsidiaries that were sold, the debt is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.

Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $1.2 billion of commodity-related payments for its current subsidiaries involved in

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.

Lines and Letters of Credit. NiSource Finance also maintains lines of credit with financial institutions. At December 31, 2004, the amount outstanding under the lines of credit and guaranteed by NiSource amounted to $307.6 million. NiSource has also issued standby letters of credit of approximately $111.6 million through financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under covered contracts, the beneficiary may present its claim for payment to the financial institution, which will in turn request payment from NiSource.

Other Guarantees. After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy. The total of the outstanding debt guaranteed for Whiting Clean Energy at December 31, 2004 was $324.3 million, of which approximately $301.5 million of debt related to Whiting Clean Energy was included in NiSource’s Consolidated Balance Sheets.

NiSource retains certain operational and financial guarantees with respect to the former PEI subsidiaries and CER. NiSource has retained guarantees of $145.7 million as of December 31, 2004 of debt outstanding related to three of the PEI projects. In addition, NiSource has retained several operational guarantees related to the former PEI subsidiaries. These operational guarantees are related to environmental compliance, inventory balances, employee relations, and a residual future purchase guarantee. The fair value of the guarantees was determined to be $11.1 million and a portion of the net proceeds in the sale amount were assumed allocated to the guarantees as prescribed by FIN 45.

Off Balance Sheet Items. NiSource has purchase and sales agreement guarantees totaling $137.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia II Limited (Mahonia) for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes (approximately 30.6 Bcf as of December 31, 2004) are delivered in satisfaction of the contractual obligations, ending in February 2006. NiSource will be indemnified by Triana, and MSCP will fund up to a maximum of $71.1 million of additional equity to Triana to support Triana’s indemnity, for Triana’s gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. NiSource believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $71.1 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by NiSource due to Triana’s non-performance under the Mahonia agreements. Accordingly, NiSource has not recognized a liability related to the retention of the Mahonia guarantees.

E. Other Legal Proceedings. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource’s consolidated financial position.

F. Income Tax Examinations. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

rulings by tax authorities, or the expiration of the statute of limitations. NiSource is under continuous examination by the Internal Revenue Service (IRS). The IRS has completed its audits through tax year 2000. Years through 1998 have been settled and are closed to further assessment. For years 1999 and 2000, NiSource disagreed with three adjustments proposed by the IRS and filed a protest of those issues with the IRS Appeals Division. The opening Appeals conference was held on March 2, 2005. The audit of NiSource’s 2001 and 2002 federal income tax returns started on June 1, 2004 and is expected to be completed by the end of the third quarter, 2005. Management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on NiSource’s business, financial condition, results of operations or liquidity.

G. Environmental Matters.

General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in the United States Environmental Protection Agency (EPA)’s Climate Leaders program and will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

Gas Distribution Operations. Several Gas Distribution Operations subsidiaries are potentially responsible parties at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, as well as at former manufactured gas plant (MGP) sites, which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution Operations subsidiaries may be required to share in the cost of clean up of such sites. In addition, some Gas Distribution Operations subsidiaries have responsibility for corrective action under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks, under the Toxic Substances Control Act for clean up of polychlorinated biphenyls, and for mercury releases. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.

A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors are the current or former owner. The program has identified 85 such sites and initial investigations have been conducted at 49 sites. Additional investigation activities have been completed or are in progress at 44 sites and remedial measures have been implemented or completed at 27 sites. This effort includes the sites contained in the January 2004 agreement entered into by the Indiana Department of Environmental Management, Northern Indiana, Kokomo Gas and Fuel Company, and other Indiana utilities under the Indiana Voluntary Remediation Program. Only those site investigation, characterization and remediation costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies,” SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1, “Environmental Remediation Liabilities” (SOP No. 96-1).

As of December 31, 2004, a reserve of approximately $62.7 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other potentially responsible parties and their financial viability and the extent of environmental response actions required. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any environmental response actions required will not have a material effect on its financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Nisource Inc.
Notes to Consolidated Financial Statements (continued)

Gas Transmission and Storage Operations. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent (AOC). The program pursuant to the AOC covers approximately 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at most of the 245 facilities. As of December 31, 2004, the remaining environmental liability recorded on the Consolidated Balance Sheets of Columbia Transmission was approximately $3.6 million.

Columbia Transmission and Columbia Gulf are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation of clean-up costs has yet to be determined. As site investigations and clean-ups proceed and as additional information becomes available reserves will be adjusted.

After a lengthy legal proceeding, the EPA has begun implementing the Particulate Matter and Ozone National Ambient Air Quality Standards it revised in July 1997. As a result, the EPA has designated areas not attaining the standards. The Clean Air Act provides for a process that would provide for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. In the interim, existing ozone ambient air quality standards will remain in place and may require imposition of additional controls in areas of non-attainment. In addition, the EPA has reissued the portion of the nitrogen oxide (NOx) State Implementation Plan (SIP) Call regulation (dealing with regional ozone transport) which is applicable to certain pipeline engines, but which was remanded by the Court of Appeals after challenge by the pipeline industry. The resulting rules require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Transmission and Columbia Gulf). The EPA and state regulatory authorities are in the process of setting final implementation requirements. Certain states have already begun to propose new NOx emission requirements that may be applicable to pipeline compressor station engines and turbines. NiSource believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program established by the targeted states and the EPA, and currently are not reasonably estimable. NiSource will continue to closely monitor developments in this area.

Electric Operations.

Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx Compliance plan and is currently in compliance with the NOx limits. In implementing the NOx compliance plan, Northern Indiana has expended approximately $250.7 million as of December 31 2004 to install Selective Catalytic Reduction NOx reduction technology at each of its active generating stations and estimates total capital costs of approximately $305 million. Actual compliance costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

On April 15, 2004, the EPA finalized the 8-hour ozone non-attainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from coal-fired boilers including Northern Indiana’s electric generating stations. Until the rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

On June 28 and 29, 2004, the EPA responded to the states’ initial recommendations for the EPA designation of areas meeting and not meeting the National Ambient Air Quality Standards (NAAQS) for fine particles. (Fine particles

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Nisource Inc.
Notes to Consolidated Financial Statements (continued)

are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM2.5.) The EPA’s PM2.5 nonattainment designations were announced on December 17, 2004 and published in the Federal Register on January 5, 2005. The designations become effective on April 5, 2005. Indiana has disputed some of the June 2004, EPA designation recommendations and submitted final 2004 monitoring data on February 17, 2005, for EPA re-evaluation of the disputed areas. On March 7, 2005, the Indiana Attorney General filed a legal action on behalf of the Indiana Department of Environmental Management (IDEM) asking that all but three areas (none of these three areas are in Northern Indiana’s service territory) be removed from the EPA’s nonattainment list. The EPA is expected to finalize by early 2006, an implementation rule detailing state obligations to bring the nonattainment areas into attainment with the PM2.5 NAAQS. Indiana and other states will be required to finalize state rulemaking by April 2008 that specify emissions reductions consistent with the final EPA implementation rule to bring the designated areas into attainment by as early as April 2010. Northern Indiana will continue to closely monitor developments in this area.

The EPA is scheduled to issue final regulations in March of 2005, the Clean Air Interstate Rule (CAIR) and the Clean Air Mercury Rule (CAMR), that will require multipollutant (sulfur dioxide (SO2), NOx and mercury) emissions reductions from electric power generating stations. As an alternative to the regulatory approach, the Administration will again pursue multipollutant legislation in 2005, the Clear Skies Act, which would require significant reductions of SO2, NOx and mercury emissions from electric power generating stations, including Northern Indiana’s stations. Both the EPA’s proposed regulations and legislation contain phased-in reductions for these three pollutants under alternative control approaches, including trading programs. Until the legislation passes and/ or the rulemaking is completed by the EPA and implemented by the States, the potential impact on Northern Indiana will be uncertain. Nonetheless, if implemented, these potential reduction requirements could impose substantial costs on affected utilities, including Northern Indiana.

In late 1999 the EPA initiated a New Source Review enforcement action against several industries including the electric utility industry concerning rule interpretations that have been the subject of recent (prospective) reform regulations. Northern Indiana has received and responded to the EPA information requests on this subject, most recently in June 2002. The EPA issued a Notice of Violation (NOV) to Northern Indiana on September 29, 2004, for alleged violations of the Clean Air Act and the SIP. Specifically, the NOV alleges that modifications were made to certain boiler units at the Michigan City, Schahfer, and Bailly Generating Stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana has held meetings with the EPA to discuss the violations alleged in the NOV but is unable, at this time, to predict the timing or likely outcome of this EPA action.

The EPA has issued final Maximum Achievable Control Technology standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. The final regulations are not expected to have a substantial impact on Northern Indiana.

On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States by implementing state emission reduction rules. These amendments would apply to the best available retrofit technology (BART) for BART eligible industrial facilities emitting air pollutants that reduce visibility. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, SO2 and particulate matter from coal-fired boilers including Northern Indiana’s electric generating stations, depending upon the outcome of multipollutant regulations/legislation. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

Water. The Great Lakes Water Quality Initiative (GLI) program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana’s three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. All issues in subsequent litigation related to the EPA’s actions have been resolved with the exception of the EPA’s disapproval of the IDEM method for testing whole effluent toxicity. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its operating lakeside stations. Pending issuance of these permits, the costs of complying with these requirements cannot be predicted at this time.

On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Nisource Inc.
Notes to Consolidated Financial Statements (continued)

mortality of aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, plants will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems whose compliance is based on any of five options. Specific impacts of the final Phase II rule on the four (4) Northern Indiana generating stations are in the process of being determined at this time.

Remediation. Northern Indiana is a potentially responsible party under the CERCLA and similar State laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, investigations are ongoing and final costs of clean up have not yet been determined. At the second site, Northern Indiana has entered into EPA Administrative Orders on Consent to perform an interim action, in conjunction with the landfill owner/operator, which includes providing a municipal water supply system for approximately 275 homes. Northern Indiana has also agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal.

In addition, Northern Indiana has corrective action liability under the Resource Conservation & Recovery Act (RCRA) for 3 facilities that historically stored hazardous waste. As of December 31, 2004, a reserve of approximately $0.9 million has been recorded to cover probable environmental investigation costs. The ultimate liability in connection with these sites cannot be estimated at this time but could be significant.

In October 2004, Northern Indiana received from the EPA a draft Administrative Order on Consent proceeding under the authority of Section 3008(h) of the Resource Conservation and Recovery Act. According to the draft order, the EPA has allegedly determined that corrective action is necessary at Northern Indiana’s Bailly Generating Station to address documented releases of hazardous wastes or hazardous constituents and to protect human health and the environment. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility with the goal of no unacceptable human exposures to contamination and the stabilization of any contaminated groundwater from the facility. It is anticipated that Northern Indiana and the EPA will enter into a consent order sometime during the first quarter of 2005. A reserve has been established to fund the required investigations and conduct interim measures at the facility. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.

Other Operations.

PEI. In connection with the sale of certain PEI assets mentioned above, NiSource has agreed to provide indemnification to the purchaser for specified potential environmental liabilities. However, the total amount of these liabilities is not reasonably estimable at this time.

On June 26, 2002, the EPA issued an NOV to three companies involved with a project at Ispat Inland Inc.’s East Chicago, Indiana facility, including PEI’s former subsidiary, Cokenergy. The NOV alleges violations of the construction permit requirements of the Clean Air Act. At issue is whether air emissions permitting requirements for major sources applied to the construction of the project in 1997. NiSource maintains that the project was properly permitted by the IDEM and cannot predict whether any fines or penalties will be assessed or if additional compliance costs will be incurred.

Other Information.

Other Affiliates NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations including those of propane operations, petroleum operations, certain local gas distribution companies and CER. The most significant environmental liability relates to former MGP sites whereas less significant liabilities are associated with former petroleum operations and former mercury metering stations.

The ultimate liability in connection with these contamination sites will depend upon many factors including the extent of environmental response actions required, other potentially responsible parties and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5 and consistent with SOP No. 96-1. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. NiSource believes that any environmental response actions required at former operations, for which it is ultimately liable, will not have a material adverse effect on NiSource’s financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Nisource Inc.
Notes to Consolidated Financial Statements (continued)

Environmental Reserves. It is management’s continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects most environmental assessment and remediation costs to be recoverable through rates for certain NiSource companies.

As of December 31, 2004, a reserve of approximately $72.6 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.

H. Operating Leases. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $62.4 million in 2004, $54.8 million in 2003 and $60.3 million in 2002.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are:

(in millions)

2005	$46.5
2006	44.5
2007	39.1
2008	33.9
2009	26.8
After	82.9

Total operating leases	$273.7

I. Purchase Commitments. NiSource has service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2005 to 2024, require NiSource to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2004, were:

(in millions)

2005	$212.5
2006	162.4
2007	142.5
2008	112.4
2009	87.9
After	403.6

Total purchase commitments	$1,121.3

Whiting Clean Energy. PEI’s Whiting Clean Energy project at BP’s Whiting, Indiana refinery was placed in service in 2002. Initially, the facility was not able to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy reached an agreement in October 2004 with the engineering, procurement and construction contractor, which requires the contractor to pay for a portion of the necessary plant modifications and other expenses. Whiting Clean Energy is also pursuing recovery from the insurance provider for construction delays and necessary plant modifications and repairs.

For 2004, the PEI holding companies’ consolidated after-tax loss was approximately $32.8 million. The profitability of the Whiting project in future periods will be dependent on, among other things, current negotiations with BP Amoco regarding steam requirements for BP’s refinery, an electric sales agreement currently under negotiation, prevailing prices in the energy markets and regional load dispatch patterns. Because of the expected

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Nisource Inc.
Notes to Consolidated Financial Statements (continued)

losses from this facility and decreases in estimated forward pricing for electricity versus changes in gas prices, an impairment study was performed in the first quarter of 2003 on this facility in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The study indicated that, at that time, no impairment was necessary.

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

18.	Accumulated Other Comprehensive Loss

The following table displays the components of Accumulated Other Comprehensive Loss.

Year Ended December 31, (in millions)	2004	2003

Other comprehensive income, before tax:
Foreign currency translation adjustments	$—	$(0.7)
Unrealized losses on securities	(0.4)	(3.9)
Unrealized gains on cash flow hedges	142.8	141.6
Minimum pension liability adjustment	(243.6)	(252.0)

Other comprehensive income, before tax	(101.2)	(115.0)

Income tax expense related to items of other comprehensive income	(49.8)	(54.0)

Total Accumulated Other Comprehensive Loss, net of tax	$(51.4)	$(61.0)

19.	Other, Net

Year Ended December 31, (in millions)	2004	2003	2002

Interest income	$9.4	$14.8	$12.3
Miscellaneous	(2.0)	0.5	(4.0)

Total Other, Net	$7.4	$15.3	$8.3

20.	Interest Expense, Net

Year Ended December 31, (in millions)	2004	2003	2002

Interest on long-term debt	$372.2	$427.1	$458.9
Interest on short-term borrowings	6.8	8.9	28.4
Discount on prepayment transactions	21.6	19.0	21.0
Allowance for borrowed funds used and interest during construction	(2.3)	(2.5)	(2.4)
Other	5.6	12.2	10.5

Total Interest Expense, Net	$403.9	$464.7	$516.4

21.	Segments of Business

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

NiSource’s operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Other Operations segment primarily includes gas marketing, power marketing and trading and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems.

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

(in millions)	2004	2003	2002

REVENUES
Gas Distribution Operations
Unaffiliated	$4,283.3	$4,084.4	$3,290.8
Intersegment	8.1	17.5	19.6

Total	4,291.4	4,101.9	3,310.4

Transmission and Storage Operations
Unaffiliated	590.7	604.0	621.8
Intersegment	264.5	249.3	300.4

Total	855.2	853.3	922.2

Electric Operations
Unaffiliated	1,096.9	1,074.0	1,104.3
Intersegment	14.3	18.8	33.1

Total	1,111.2	1,092.8	1,137.4

Other Operations
Unaffiliated	669.0	415.9	101.0
Intersegment	25.4	50.3	11.0

Total	694.4	466.2	112.0

Adjustments and eliminations	(286.0)	(267.6)	(162.2)

Consolidated Revenues	$6,666.2	$6,246.6	$5,319.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

(in millions)	2004	2003	2002

Operating Income (Loss)
Gas Distribution Operations	$440.3	$506.4	$459.1
Gas Transmission and Storage Operations	363.1	398.8	398.3
Electric Operations	306.2	267.5	322.3
Other Operations	(32.3)	(43.8)	(43.1)
Corporate	(5.3)	(12.6)	15.6

Consolidated	$1,072.0	$1,116.3	$1,152.2

Depreciation and Amortization
Gas Distribution Operations	$194.6	$190.2	$189.2
Gas Transmission and Storage Operations	114.2	111.4	109.4
Electric Operations	178.1	175.1	172.2
Other Operations	13.3	11.2	10.3
Corporate	9.5	9.1	10.1

Consolidated	$509.7	$497.0	$491.2

Assets
Gas Distribution Operations	$6,332.2	$6,096.4	$5,967.0
Gas Transmission and Storage Operations	3,053.3	2,920.4	2,940.1
Electric Operations	3,114.2	3,079.7	2,968.8
Other Operations	1,467.9	1,412.5	1,727.1
Corporate	3,020.4	3,115.2	4,339.6

Consolidated	$16,988.0	$16,624.2	$17,942.6

Capital Expenditures
Gas Distribution Operations	$226.7	$193.5	$196.4
Gas Transmission and Storage Operations	130.4	126.7	128.0
Electric Operations	159.5	224.1	197.8
Other Operations	(8.2)	19.3	5.3
Corporate	8.6	11.0	4.4

Consolidated	$517.0	$574.6	$531.9

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued)

22.	Quarterly Financial Data (Unaudited)

Quarterly financial data does not always reveal the trend of NiSource’s business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2004
Gross revenues	$2,473.2	$1,245.0	$979.8	$1,968.2
Operating Income	442.6	157.5	127.8	344.1
Income from Continuing Operations	216.5	35.3	21.5	157.0
Income (Loss) from Discontinued Operations - net of taxes	(3.0)	(0.7)	7.3	2.4
Net Income	213.5	34.6	28.8	159.4

Basic Earnings Per Share of Common Stock
Continuing Operations	0.83	0.13	0.08	0.59
Discontinued Operations	(0.02)	—	0.03	0.01

Basic Earnings Per Share	$0.81	$0.13	$0.11	$0.60

Diluted Earnings Per Share of Common Stock
Continuing Operations	0.82	0.13	0.08	0.58
Discontinued Operations	(0.01)	—	0.03	0.01

Diluted Earnings Per Share	$0.81	$0.13	$0.11	$0.59

2003
Gross revenues	$2,524.5	$1,141.2	$898.3	$1,682.6
Operating Income	472.3	175.8	148.9	319.3
Income from Continuing Operations	222.3	39.3	23.5	140.6
Income (Loss) from Discontinued Operations - net of taxes	41.4	(364.2)	(8.1)	(0.8)
Change in Accounting - net of taxes	(8.8)	—	—	—
Net Income (Loss)	254.9	(324.9)	15.4	139.8

Basic Earnings Per Share of Common Stock
Continuing Operations	0.88	0.15	0.09	0.54
Discontinued Operations	0.16	(1.39)	(0.03)	—
Change in Accounting	(0.04)	—	—	—

Basic Earnings (Loss) Per Share	$1.00	$(1.24)	$0.06	$0.54

Diluted Earnings Per Share of Common Stock
Continuing Operations	0.87	0.15	0.09	0.53
Discontinued Operations	0.16	(1.38)	(0.03)	—
Change in Accounting	(0.04)	—	—	—

Diluted Earnings (Loss) Per Share	$0.99	$(1.23)	$0.06	$0.53

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc. and subsidiaries

Schedule I

Condensed Financial Information of Registrant

Balance Sheet

As of December 31, (in millions)	2004	2003

ASSETS
Other property, at cost, less accumulated depreciation	$10.1	$12.3

Investments and Other Assets:
Net assets of discontinued operations	6.1	6.5
Investments in subsidiary companies	8,520.5	7,871.0

Total Investments	8,526.6	7,877.5

Current Assets:
Cash and cash equivalents	2.4	2.5
Amounts receivable from subsidiaries	44.3	67.5
Other Current Assets	92.4	100.6

Total Current Assets	139.1	170.6

Other (principally notes receivable from associated companies)	33.7	28.6

TOTAL ASSETS	$8,709.5	$8,089.0

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$4,787.1	$4,415.9
Long-term debt, excluding amounts due within one year	144.4	135.8

Total Capitalization	4,931.5	4,551.7

Current Liabilities	84.7	22.5
Other (principally notes payable to associated companies)	3,693.3	3,514.8

TOTAL CAPITALIZATION AND LIABILITIES	$8,709.5	$8,089.0

See accompanying Notes to Condensed Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc. and subsidiaries

Schedule I
Condensed Financial Information of Registrant

Statement of Income

Year Ended December 31, (in millions, except per share amounts)	2004	2003	2002

Equity in net earnings of subsidiaries	$567.1	$596.7	$607.2

Other income (deductions):
Administrative and general expenses	(17.1)	(34.7)	(21.8)
Loss on sale or impairment of assets	—	—	19.5
Interest income	1.4	6.8	9.0
Interest expense	(213.7)	(237.0)	(292.1)
Other, net	(2.4)	2.6	(10.5)

	(231.8)	(262.3)	(295.9)

Income from continuing operations before income taxes	335.3	334.4	311.3
Income taxes	(94.9)	(91.3)	(86.8)

Income from continuing operations	430.2	425.7	398.1

Income (Loss) from discontinued operations - net of tax	6.1	(0.5)	18.2
Loss on Disposition of discontinued operations - net of tax	—	(331.2)	(43.8)
Change in accounting - net of taxes	—	(8.8)	—

NET INCOME	$436.3	$85.2	$372.5

Average common shares outstanding (thousands)	263.7	259.6	211.0

Basic earnings per share
Continuing operations	$1.63	$1.64	$1.89
Discontinued Operations	0.02	(1.28)	(0.12)
Change in accounting	—	(0.03)	—

Basic earnings per share	$1.65	$0.33	$1.77

Diluted earnings per share
Continuing operations	$1.62	$1.63	$1.87
Discontinued Operations	0.02	(1.27)	(0.12)
Change in accounting	—	(0.03)	—

Diluted earnings per share	$1.64	$0.33	$1.75

See accompanying Notes to Condensed Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc. and subsidiaries

Schedule I
Condensed Financial Information of Registrant

Statement of Cash Flows

Year Ended December 31, (in millions, except per share amounts)	2004	2003	2002

Net cash provided in operating activities	$(128.2)	$182.3	$119.8

Cash flows provided by (used in) investing activities:
Construction work in progress	$(0.1)	$—	$—
Proceeds from disposition of assets	—	—	35.6
Investments	(6.2)	(18.0)	(261.9)

Net cash provided by (used in) investing activities	(6.3)	(18.0)	(226.3)

Cash flows provided by (used in) financing activities:
Issuance of common shares	159.4	354.7	734.9
Increase (decrease) in notes payable to subsidiaries	208.3	(818.1)	(298.0)
Increase in notes receivable from subsidiaries	13.9	586.8	(88.5)
Cash dividends paid on common shares	(243.1)	(284.0)	(241.5)
Acquisition of treasury shares	(4.1)	(2.5)	(6.9)

Net cash provided by (used in) financing activities	134.4	(163.1)	100.0

Net increase (decrease) in cash and cash equivalents	(0.1)	1.2	(6.5)
Cash and cash equivalents at beginning of year	2.5	1.3	7.8

Cash and cash equivalents at end of year	$2.4	$2.5	$1.3

See accompanying Notes to Condensed Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

Nisource Inc. and subsidiaries

Schedule I
Condensed Financial Information of Registrant

Notes to Condensed financial Statemen

1. Dividends from Subsidiaries

Cash dividends paid to NiSource by its consolidated subsidiaries were (in millions of dollars): $50.0, $465.8 and $444.4 in 2004, 2003 and 2002, respectively. In addition, NiSource received (in millions of dollars): $3.8, $2.9 and $2.9 in cash distributions from equity investments adjusted for investments sold in connections with discontinued operations in 2004, 2003 and 2002, respectively.

2. Notes to Condensed Financial Statements

See Item 8 for the full text of notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.

Schedule II – Valuation and Qualifying accounts

Twelve months ended December 31, 2004

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
Description ($ in millions)	Jan. 1, 2004	Acquisitions	Expenses	Account	Sale of Assets	were Created	Dec. 31, 2004

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	57.8	—	61.7	55.9	7.1	112.5	55.8
Reserve for other investments	29.2	—	—	—	—	19.1	10.1

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	76.6	—	14.0	1.4	—	19.4	72.6
Restructuring reserve	19.5	—	(0.2)	—	—	4.7	14.6
Reserve for cost of operational gas	4.0	—	0.6	—	—	1.4	3.2
Accumulated provision for rate refund	14.4	—	11.9	3.7	—	20.6	9.4
Unpaid medical claims	8.7	—	6.8	(2.4)	—	8.0	5.1
Gas air conditioning development funding reserve	0.2	—	—	(0.2)	—	—	—
Amount owed for purchase gas imbalance	—	—	—	—	—	—	—
Construction project reserve	—	—	—	—	—	—	—

Twelve months ended December 31, 2003

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
Description ($ in millions)	Jan. 1, 2003	Acquisitions	Expenses	Account	Sale of Assets	were Created	Dec. 31, 2003

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	52.3	—	167.4	37.1	—	199.0	57.8
Reserve for other investments	29.4	—	(0.2)	—	—	—	29.2

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	132.1	—	4.7	(33.2)	—	27.0	76.6
Restructuring reserve	49.6	—	(7.5)	—	—	22.6	19.5
Reserve for cost of operational gas	4.0	—	—	—	—	—	4.0
Accumulated provision for rate refund	12.0	—	14.4	(3.1)	—	8.9	14.4
Unpaid medical claims	8.7		7.5			7.5	8.7
Gas air conditioning development funding reserve	1.3	—	—	—	—	1.1	0.2
Amount owed for purchase gas imbalance	0.4	—	—	(0.4)	—	—	—
Construction project reserve	3.2	—	—	—	—	3.2	—

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)

NiSource Inc.

Schedule II - Valuation and Qualifying accounts

Twelve months ended December 31, 2002

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
Description ($ in millions)	Jan. 1, 2002	Acquisitions	Expenses	Account	Sale of Assets	were Created	Dec. 31, 2002

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	53.9	—	54.3	46.4	—	102.3	52.3
Reserve for other investments	25.6	—	(0.5)	4.3	—	—	29.4

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	167.4	—	(2.9)	(5.5)	—	26.9	132.1
Restructuring reserve	58.3	—	41.2	(13.3)	—	36.6	49.6
Reserve for cost of operational gas	13.7	—	(6.8)	—	—	2.9	4.0
Accumulated provision for rate refund	11.7	—	25.4	0.5	—	25.6	12.0
Unpaid medical claims	10.4	—	6.8	—	—	8.5	8.7
Gas air conditioning development funding reserve	1.3	—	—	—	—	—	1.3
Amount owed for purchase gas imbalance	0.4	—	—	—	—	—	0.4
Construction project reserve	3.2	—	—	—	—	—	3.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nisource Inc.

On May 21, 2002 the Board of Directors of NiSource Inc. (NiSource), upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the independent public accountants for NiSource and its subsidiaries, Columbia Energy Group and Northern Indiana Public Service Company (collectively, the “Registrants”), and engaged Deloitte & Touche LLP to serve as the Registrants’ independent public accountants for 2002. Information with respect to this matter is included in NiSource’s current report on Form 8-K filed May 21, 2002, which information is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NiSource Inc. (NiSource) ’s principal executive officer and its principal financial officer, after evaluating the effectiveness of NiSource’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, NiSource’s disclosure controls and procedures were adequate and effective to ensure that material information relating to NiSource and its consolidated subsidiaries would be made known to them by others within those entities.

Management’s Report on Internal Control Over Financial Reporting

NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. During 2004, NiSource’s management chose as its framework for evaluating the effectiveness of its internal control over financial reporting the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control – Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting. During 2004, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report. Deloitte & Touche LLP, NiSource’s auditors, issued an attestation report on management’s assessment of NiSource’s internal controls over financial reporting, which is contained within their audit opinion in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Controls

There was no change in NiSource’s internal control over financial reporting during the last quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, NiSource’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NiSource Inc.

Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of the Form 10-K.

Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2005, which information is incorporated by reference.

Information regarding delinquent filings under Section 16 of the Securities Exchange Act of 1934 by executive officers and directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2005, which information is incorporated by reference.

Information regarding NiSource Inc.’s code of ethics, corporate governance guidelines and Board of Directors Committee charters will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2005, which information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

NiSource Inc.

Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2005, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2005, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principle accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2005, which information is incorporated by reference.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

NiSource Inc.

Exhibits

The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index. Each management contract or compensatory plan or arrangement of NiSource, listed on the Exhibit Index, is separately identified by an asterisk.

Pursuant to Item 601(b), paragraph (4)(iii)(A) of Regulation S-K, certain instruments representing long-term debt of NiSource’s subsidiaries have not been included as Exhibits because such debt does not exceed 10% of the total assets of NiSource and its subsidiaries on a consolidated basis. NiSource agrees to furnish a copy of any such instrument to the U.S. Securities and Exchange Commission upon request.

Financial Statement Schedules

All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NiSource Inc.

(Registrant)

Date	March 9, 2005	By:	/s/ Gary L. Neale

Gary L. Neale
Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary L. Neale	Chairman and Chief	March 9, 2005
Gary L. Neale	Executive Officer, and Director
(Principal Executive Officer)

/s/ Michael W. O’Donnell	Executive Vice President and	March 9, 2005
Michael W. O’Donnell	Chief Financial Officer (Principal Financial Officer)

/s/ Jeffrey W. Grossman	Vice President and Controller	March 9, 2005
Jeffrey W. Grossman	(Principal Accounting Officer)

/s/ Stephen P. Adik	Director	March 9, 2005
Stephen P. Adik

/s/ Steven C. Beering	Director	March 9, 2005
Steven C. Beering

/s/ Arthur J. Decio	Director	March 9, 2005
Arthur J. Decio

/s/ Dennis E. Foster	Director	March 9, 2005
Dennis E. Foster

/s/ Ian M. Rolland	Director	March 9, 2005
Ian M. Rolland

/s/ John W. Thompson	Director	March 9, 2005
John W. Thompson

/s/ Richard L. Thompson	Director	March 9, 2005
Richard L. Thompson

/s/ Robert J. Welsh	Director	March 9, 2005
Robert J. Welsh

/s/ Carolyn Y. Woo	Director	March 9, 2005
Carolyn Y. Woo

/s/ Roger A. Young	Director	March 9, 2005
Roger A. Young

ITEM 15. EXHIBIT INDEX (CONTINUED)

NiSource Inc.

EXHIBIT
NUMBER	DESCRIPTION OF ITEM

(3.1)	Amended and Restated Certificate of Incorporation of NiSource Inc., as amended through November 1, 2000 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(3.2)	Amended and Restated By-Laws of NiSource Inc. as amended through October 23, 2001 (incorporated by reference to Exhibit 3.2 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(4.1)	Indenture dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.2)	First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.3)	Financing Agreement No. 1 dated November 1, 1988, between Northern Indiana and Jasper County, Indiana regarding $37,000,000 Series 1988A Pollution Control Refunding Revenue Bonds. Identical Financing agreements between Northern Indiana and Jasper County, Indiana provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and $24,000,000 Series 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to the Northern Indiana Current Report on Form 8-K dated March 16, 1989).

(4.4)	Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.16 to the Northern Indiana Annual Report on Form 10-K for year ended December 31, 1994).

(4.5)	Rights Agreement, dated November 1, 2000, between NiSource Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.6)	Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.7)	First Supplemental Indenture dated February 16, 1999, by and among NIPSCO Capital Markets, Inc., NIPSCO Industries, Inc., and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.36 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999)

(4.8)	Second Supplemental Indenture, dated as of November 1, 2000 among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

(4.9)	Indenture, dated November 1, 2000, between NiSource Inc. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.3 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

ITEM 15. EXHIBIT INDEX (CONTINUED)

NiSource Inc.

(4.10)	First Supplemental Indenture, dated November 1, 2000, between NiSource Inc. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.4 to the NiSource Inc. Current Report on Form 8-K dated November 1, 2000).

(4.11)	Second Supplemental Indenture, dated as of November 1, 2004, between Nisource Inc. and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.3 to the NiSource Inc. Registration Statement (Registration No. 333-119555)).

(4.12)	Indenture, dated November 14, 2000, among NiSource Finance Corp., NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form S-3, dated November 17, 2000 (Registration No. 333-49330)).

(4.13)	Indenture between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-S to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.14)	Third Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-V to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.15)	Fourth Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-W to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.16)	Fifth Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-X to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.17)	Sixth Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-Y to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.18)	Seventh Supplemental Indenture, between The Columbia Gas System, Inc. and Marine Midland Bank, N.A. Trustee, dated as of November 28, 1995 (incorporated by reference to Exhibit 4-Z to the Columbia Gas System Registration Statement (Registration No. 33-64555)).

(4.19)	Instrument of Resignation, Appointment and Acceptance dated as of March 1, 1999, between Columbia Energy Group and Marine Midland Bank, as Resigning Trustee and The First National Bank of Chicago, as Successor Trustee (incorporated by reference to Exhibit 4-I to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 1998.

(10.1)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Current Report on Form 8-K dated March 25, 1992). *

(10.2)	NiSource Inc. Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003). *

(10.3)	First Amendment to the NiSource Inc. Executive Deferred Compensation Plan (As Amended and Restated effective January 1, 2004). * **

ITEM 15. EXHIBIT INDEX (CONTINUED)

NiSource Inc.

(10.4)	Form of Change in Control and Termination Agreements and Schedule of Parties to the Agreements (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.5)	Nisource Inc. Nonemployee Director Stock Incentive Plan (As Amended and Restated effective January 1, 2004) (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2004).*

(10.6)	NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003). *

(10.7)	Form of Nonqualified Stock Option Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Current Report on Form 8-K filed on January 3, 2005).*

(10.8)	Letter Agreement dated December 3, 2003 between Stephen P. Adik and NiSource Corporate Services Company (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Registration Statement (Registration No. 333-119555)).

(10.9)	Noncompetition Agreement dated February 12, 1999 between Roger A. Young and Bay State Gas Company (incorporated by reference to Exhibit 10.8 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.10)	Employment Agreement dated February 12, 1999 between Mr. Roger A. Young and Bay State Gas Company (incorporated by reference to Exhibit 10.9 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.11)	Amended and restated Indenture of Mortgage and Deed of Trust by Columbia Gas Transmission Corporation to Wilmington Trust Company, dated as of November 28, 1995 (incorporated by reference to Exhibit 10-AF to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 1995).

(10.12)	Memorandum of Understanding among the Millennium Pipeline Project partners (Columbia Transmission, West Coast Energy, MCN Investment Corp. and TransCanada Pipelines Limited) dated December 1, 1997 (incorporated by reference to Exhibit 10-CF to Columbia Energy Group’s Annual Report on Form 10-K for the period ended December 31, 1997).

(10.13)	Agreement of Limited Partnership of Millennium Pipeline Company, L.P. dated May 31, 1998 (incorporated by reference to Exhibit 10-CG to Columbia Energy Group’s Annual Report on Form 10-K for the period ended December 31, 1998).

(10.14)	Contribution Agreement Between Columbia Gas Transmission Corporation and Millennium Pipeline Company, L.P. dated July 31, 1998 (incorporated by reference to Exhibit 10-CH to Columbia Energy Group’s Annual Report on Form 10-K for the period ended December 31, 1998).

(10.15)	Regulations of Millennium Pipeline Management Company, L.L.C. dated May 31, 1998 (incorporated by reference to Exhibit 10-CI to Columbia Energy Group’s Annual Report on Form 10-K for the period ended December 31, 1998).

(10.16)	NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.21 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

ITEM 15. EXHIBIT INDEX (CONTINUED)

NiSource Inc.

(10.17)	Nisource Inc. Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2004 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2004). *

(10.18)	First Amendment to the NiSource Inc. Supplemental Executive Retirement Plan (As Amended and Restated effective January 1, 2004). * **

(10.19)	Letter Agreement between NiSource Inc. and Michael W. O’Donnell dated July 28, 2004 regarding his benefits under the NiSource Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2004).*

(10.20)	Bay State Gas Company Supplemental Executive Retirement Plan restated January 1, 1992 (incorporated by reference to Exhibit 10.23 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.21)	NiSource Inc. Executive Severance Policy, effective January 1, 2004 (incorporated by reference to Exhibit 10.22 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003). *

(10.22)	Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.23)	NiSource Inc. Directors’ Charitable Gift Program effective January 1, 2001 (incorporated by reference to Exhibit 10.35 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2001). *

(10.24)	Letter Agreement between NiSource Corporate Services Company and S. LaNette Zimmerman, dated July 15, 2002 (incorporated by reference to Exhibit 10.35 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.25)	Financing Agreement dated as of December 1, 2003 between Jasper County, Indiana and Northern Indiana Public Service Company (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.26)	Insurance Agreement, dated as of December 18, 2003, by and between AMBAC Assurance Corporation and Northern Indiana Public Service Company (incorporated by reference to Exhibit 10.31 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.27)	3-Year Revolving Credit Agreement, dated as of March 18, 2004 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arrangers, and Lenders party thereto, as Lenders; Credit Suisse First Boston, as Syndication Agent, Bank One, NA, The Bank Of Tokyo-Mitsubishi, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents, Barclays Bank Plc, as Administrative Agent and LC Bank, Barclays Capital and Credit Suisse First Boston as Lead Arrangers and Barclays Capital as Sole Book Runner (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(10.28)	364-Day Revolving Credit Agreement dated as of March 18, 2004 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arrangers and Lenders party thereto, as Lenders; Credit Suisse First Boston as Syndication Agent, Bank One, NA, The Bank Of Tokyo-Mitsubishi, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents, Barclays Bank Plc, as Administrative Agent; Barclays Capital and Credit Suisse First Boston as Lead Arrangers and Barclays Capital as Sole Book Runner (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

ITEM 15. EXHIBIT INDEX (CONTINUED)

NiSource Inc.

(10.29)	4-Year Letter of Credit Reimbursement Agreement dated as of February 13, 2004 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arranger and Lenders party thereto, as Lenders; Barclays Bank Plc, as Administrative Agent and LC Bank, Barclays Capital as Lead Arranger and Barclays Capital as Sole Book Runner (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(10.30)	Amendment Number 1 to 4-Year Letter Of Credit Reimbursement Agreement (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(10.31)	NiSource Inc. Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2004).*

(10.32)	Pension Restoration Plan for Nisource Inc. and Affiliates as Amended and Restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2004).*

(10.33)	Savings Restoration Plan for Nisource Inc. and Affiliates as Amended and Restated effective January 1, 2004 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2004).*

(10.34)	First Amendment to the Savings Restoration Plan for Nisource Inc. and Affiliates as Amended and Restated effective January 1, 2004 (Effective January 1, 2005) (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on January 3, 2005).*

(10.35)	Letter Agreement with Samuel W. Miller dated September 1, 2002 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2004).*

(10.36)	Change in Control and Termination Agreement with Samuel W. Miller dated August 17, 2004 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2004).*

(12)	Ratio of Earnings to Fixed Charges. **

(21)	List of Subsidiaries. **

(23)	Consent of Deloitte & Touche LLP. **

(31.1)	Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.

ITEM 15. EXHIBIT INDEX (CONTINUED)

NiSource Inc.

References made herein to Columbia Energy Group filings can be found at Commission File Number 001-01098. References made to Northern Indiana filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.