Form 10-Q
period 2005-03-31
NISOURCE INC/DE
filed 2005-05-05
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 271,846,565 shares outstanding at April 29, 2005.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2005

DEFINED TERMS

The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates

Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
Columbia	Columbia Energy Group
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NiSource Finance	NiSource Finance Corp.
NiSource	NiSource Inc.
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Indiana	Northern Indiana Public Service Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
ARP	Alternative Regulatory Plan
BBA	British Banker Association
Bcf	Billion cubic feet
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPCA	Electric Power Cost Adjustment
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”

DEFINED TERMS (continued)

FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
ITC	Independent Transmission Company (Grid America)
IURC	Indiana Utility Regulatory Commission
Joint Petitioners	Columbia Gas of Ohio and other signatory parties to the stipulation
Jupiter	Jupiter Aluminum Corporation
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
Mahonia	Mahonia II Limited
Maine OPA	Maine Office of Public Advocate
Maine PUC	Maine Public Utility Commission
Massachusetts DTE	Massachusetts Department of Telecommunications and Energy
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
MMI	Midwest Market Initiative
MOU	Memorandum of Understanding
MSCP	Morgan Stanley Dean Witter Capital Partners IV, L.P.
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OCC	Office of the Ohio Consumers’ Counsel
OUCC	Indiana Office of Utility Consumer Counselor
Piedmont	Piedmont Natural Gas Company, Inc.
PSC	Kentucky Public Service Commission
PUCO	Public Utilities Commission of Ohio
QPAI	Qualified production activities income
RAM	Retainage Adjustment Mechanism
RFP	Request for proposals
SAILSSM	Stock Appreciation Income Linked SecuritiesSM
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations"
SIP	State Implementation Plan
SO2	Sulfur dioxide
Tcf	Trillion cubic feet
Triana	Triana Energy Holdings
VaR	Value-at-risk and instrument sensitivity to market factors

PART I

ITEM 1. FINANCIAL STATEMENTS

NiSource Inc. Statements of Consolidated Income (unaudited)

Three Months Ended March 31, (in millions, except per share amounts)	2005	2004

Net Revenues
Gas Distribution	$1,826.8	$1,658.4
Gas Transportation and Storage	328.9	345.3
Electric	282.3	263.5
Other	243.5	205.1

Gross Revenues	2,681.5	2,472.3
Cost of Sales	1,668.5	1,481.0

Total Net Revenues	1,013.0	991.3

Operating Expenses
Operation and maintenance	337.6	322.4
Depreciation and amortization	135.1	125.4
Loss (Gain) on sale of assets	(0.5)	0.7
Other taxes	103.1	100.0

Total Operating Expenses	575.3	548.5

Operating Income	437.7	442.8

Other Income (Deductions)
Interest expense, net	(104.0)	(102.2)
Dividend requirements on preferred stock of subsidiaries	(1.1)	(1.1)
Other, net	(0.5)	2.8

Total Other Income (Deductions)	(105.6)	(100.5)

Income From Continuing Operations Before Income Taxes	332.1	342.3
Income Taxes	123.4	125.7

Income from Continuing Operations	208.7	216.6

Loss from Discontinued Operations — net of taxes	(2.2)	(3.1)
Loss on Disposition of Discontinued Operations — net of taxes	(0.2)	—

Net Income	$206.3	$213.5

Basic Earnings Per Share ($)
Continuing operations	0.77	0.83
Discontinued operations	(0.01)	(0.02)

Basic Earnings Per Share	0.76	0.81

Diluted Earnings Per Share ($)
Continuing operations	0.77	0.82
Discontinued operations	(0.01)	(0.01)

Diluted Earnings Per Share	0.76	0.81

Dividends Declared Per Common Share	0.23	0.23

Basic Average Common Shares Outstanding (millions)	270.3	262.3
Diluted Average Common Shares (millions)	272.1	264.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(in millions)	2005	2004

	(unaudited)

ASSETS
Property, Plant and Equipment
Utility Plant	$16,270.9	$16,194.1
Accumulated depreciation and amortization	(7,340.9)	(7,247.7)

Net utility plant	8,930.0	8,946.4

Other property, at cost, less accumulated depreciation	427.5	427.5

Net Property, Plant and Equipment	9,357.5	9,373.9

Investments and Other Assets
Assets of discontinued operations and assets held for sale	40.8	38.6
Unconsolidated affiliates	97.8	104.8
Other investments	82.8	72.4

Total Investments	221.4	215.8

Current Assets
Cash and cash equivalents	588.0	29.5
Restricted cash	30.1	56.3
Accounts receivable (less reserve of $71.4 and $44.7, respectively)	610.0	536.4
Unbilled revenue (less reserve of $7.1 and $10.9, respectively)	282.8	352.7
Gas inventory	70.1	452.9
Underrecovered gas and fuel costs	183.5	293.8
Materials and supplies, at average cost	72.5	70.6
Electric production fuel, at average cost	31.2	29.2
Price risk management assets	125.2	61.1
Exchange gas receivable	182.4	169.6
Regulatory Assets	143.8	136.2
Prepayments and other	84.7	96.1

Total Current Assets	2,404.3	2,284.4

Other Assets
Price risk management assets	149.3	148.3
Regulatory assets	582.2	568.4
Goodwill	3,687.2	3,687.2
Intangible assets	516.2	520.3
Deferred charges and other	185.6	189.5

Total Other Assets	5,120.5	5,113.7

Total Assets	$17,103.7	$16,987.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Consolidated Balance Sheets (continued)

	March 31,	December 31,
(in millions)	2005	2004

	(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Common stock — $0.01 par value — 400,000,000 shares authorized, 271,665,136 and 270,625,370 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in-capital	3,943.9	3,924.0
Retained earnings	1,006.8	925.4
Accumulated other comprehensive loss and other common stock equity	(10.4)	(65.0)

Total common stock equity	4,943.0	4,787.1
Preferred stocks—Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	4,809.7	4,835.9

Total Capitalization	9,833.8	9,704.1

Current Liabilities
Current portion of long-term debt	1,299.6	1,299.9
Short-term borrowings	—	307.6
Accounts payable	502.3	648.4
Dividends declared on common and preferred stocks	63.6	1.1
Customer deposits	95.3	92.2
Taxes accrued	376.8	160.9
Interest accrued	146.7	84.1
Overrecovered gas and fuel costs	44.5	15.5
Price risk management liabilities	28.4	46.9
Exchange gas payable	237.0	325.1
Deferred revenue	26.8	31.5
Regulatory liabilities	40.5	30.2
Accrued liability for postretirement and pension benefits	86.7	85.5
Other accruals	597.1	478.2

Total Current Liabilities	3,545.3	3,607.1

Other Liabilities and Deferred Credits
Price risk management liabilities	8.6	5.5
Deferred income taxes	1,695.7	1,665.9
Deferred investment tax credits	76.2	78.4
Deferred credits	63.3	74.0
Deferred revenue	83.0	86.9
Accrued liability for postretirement and pension benefits	420.3	413.0
Preferred stock liabilities with mandatory redemption provisions	0.6	0.6
Regulatory liabilities and other removal costs	1,189.0	1,168.6
Other noncurrent liabilities	187.9	183.7

Total Other Liabilities and Deferred Credits	3,724.6	3,676.6

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$17,103.7	$16,987.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2005	2004

Operating Activities
Net income	$206.3	$213.5
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation and amortization	135.1	125.4
Net changes in price risk management activities	(31.2)	(6.4)
Deferred income taxes and investment tax credits	(29.8)	(13.4)
Deferred revenue	(8.6)	(8.5)
Amortization of unearned compensation	1.5	2.0
Loss (Gain) on sale of assets	(0.5)	0.7
Gain from unconsolidated affiliates	(2.0)	(1.1)
Loss from sale of discontinued operations	0.2	—
Loss from discontinued operations	2.2	3.1
Amortization of discount/premium on debt	4.8	5.0
Other adjustments	0.2	(0.7)
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Restricted cash	26.2	7.8
Accounts receivable and unbilled revenue	0.1	(177.8)
Inventories	615.5	498.6
Accounts payable	(141.4)	(67.4)
Customer deposits	3.1	2.8
Taxes accrued	218.0	177.2
Interest accrued	61.7	56.0
(Under) Overrecovered gas and fuel costs	139.4	61.1
Exchange gas receivable/payable	(80.7)	(5.6)
Other accruals	(102.9)	(125.2)
Prepayment and other current assets	11.4	3.6
Regulatory assets/liabilities	(4.1)	(6.2)
Postretirement and postemployment benefits	8.9	12.0
Deferred credits	(10.7)	(14.8)
Deferred charges and other noncurrent assets	1.4	3.0
Other noncurrent liabilities	(2.6)	27.8

Net Cash Flows from Continuing Operations	1,021.5	772.5
Net Cash Flows from Discontinued Operations	0.1	(0.1)

Net Cash Flows from Operating Activities	1,021.6	772.4

Investing Activities
Capital expenditures	(104.1)	(110.3)
Proceeds from disposition of assets	5.8	—
Other investing activities	(11.9)	(3.2)

Net Cash Flows used for Investing Activities	(110.2)	(113.5)

Financing Activities
Retirement of long-term debt	(0.3)	(121.2)
Change in short-term debt	(307.6)	(462.9)
Issuance of common stock and capital contributed	18.7	7.3
Acquisition of treasury stock	(1.4)	(3.7)
Dividends paid — common shares	(62.3)	(61.2)

Net Cash Flows used for Financing Activities	(352.9)	(641.7)

Increase in cash and cash equivalents	558.5	17.2
Cash and cash equivalents at beginning of year	29.5	27.3

Cash and cash equivalents at end of period	$588.0	$44.5

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	36.4	42.5
Interest capitalized	(0.2)	0.7
Cash paid (refunded) for income taxes	(25.3)	3.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Statements of Consolidated Comprehensive Income (unaudited)

Three Months Ended March 31, (in millions)	2005	2004

Net Income	$206.3	$213.5
Other comprehensive income, net of tax
Foreign currency translation adjustment	—	0.8
Net unrealized gains on cash flow hedges	54.4	10.0
Net gain on available for sale securities	1.5	1.4

Total other comprehensive income, net of tax	55.9	12.2

Total Comprehensive Income	$262.2	$225.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Accounting Presentation

The accompanying unaudited consolidated financial statements for NiSource reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2. Recent Accounting Pronouncements

FASB Interpretation No. 47 — Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005, and early adoption is encouraged. NiSource is currently reviewing the legal obligations surrounding future retirement of tangible long-lived assets with regards to this interpretation.

SFAS No. 123 (revised 2004) — Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. NiSource plans to adopt this standard on January 1, 2006, using a modified version of the prospective application as described in the statement.

3. Earnings Per Share

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Basic average common shares outstanding increased from the comparative 2004 period due primarily to the issuance of approximately 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts associated with the SAILSSM on November 1, 2004. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans. The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Three Months Ended March 31, (in thousands)	2005	2004

Denominator
Basic average common shares outstanding	270,327	262,287
Dilutive potential common shares
Nonqualified stock options	319	227
Shares contingently issuable under employee stock plans	885	1,186
Shares restricted under employee stock plans	601	631

Diluted Average Common Shares	272,132	264,331

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

4. Stock Options and Awards

FASB SFAS No. 123R encourages, but does not require at this time, entities to adopt the fair value method of accounting for stock-based compensation plans. NiSource plans to adopt SFAS No. 123R on January 1, 2006, as allowed for by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation.

Three Months Ended March 31, ($ in millions, except per share data)		2005	2004

Net Income
As reported		206.3	213.5
Add:	Stock-based employee compensation expense included in reported
	net income, net of related tax effects	1.0	1.3
Less:	Total stock-based employee compensation expense determined
	under the fair value method for all awards, net of tax	7.2	2.8

Pro forma		200.1	212.0

Earnings per share
Basic	- as reported	0.76	0.81
	- pro forma	0.74	0.81
Diluted	- as reported	0.76	0.81
	- pro forma	0.74	0.80

NiSource has traditionally awarded stock options to employees at the beginning of each year that vested one year from the date of grant. For stock options granted during January 2005, NiSource awarded stock options that vested immediately, but included a one-year exercise restriction. Due to the one-year vesting terms of the options awarded prior to 2005 and the immediate vesting of the options awarded in January 2005, the pro-forma expense shown for the first quarter 2005 is higher than the first quarter 2004 pro-forma expense.

5. Restructuring Activities

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia. The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

In connection with these restructuring initiatives, a total of approximately 1,600 management, professional, administrative and technical positions have been identified for elimination. As of March 31, 2005, approximately 1,560 employees were terminated, of whom none were terminated during the first quarter 2005. As of March 31, 2005 and December 31, 2004, the Consolidated Balance Sheets reflected liabilities of $13.0 million and $14.6 million related to the restructuring initiatives, respectively. For the first quarter of 2005, $1.1 million in payments were made in association with the restructuring initiatives and a $0.5 million reduction to the restructuring liability was recorded mainly to adjust for a reduction in estimated expenses related to previous restructuring initiatives partly offset by an increase in facility exit costs. Of the remaining restructuring liability, $11.8 million was related to facility exit costs. The reduction in the estimated liability was reflected in “Operation and Maintenance” expense.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

6. Discontinued Operations and Assets Held for Sale

In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The assets of the Sand Creek Golf Club, valued at $12.1 million as of March 31, 2005, are reported as assets of discontinued operations. An additional $5.6 million of assets, representing an estimate of land to be sold during the next twelve-months, are reflected as assets held for sale.

Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. NiSource has accounted for the assets of these facilities, with a net book value of $17.0 million, as assets held for sale. NiSource is also actively pursuing a buyer of certain assets formerly held by Transcom valued at $6.1 million.

Results from discontinued operations from the golf course assets of Lake Erie Land and adjustments for NiSource’s former exploration and production subsidiary, CER, and water utilities are provided in the following table:

Three Months Ended March 31, ($ in millions)	2005	2004

Revenues from discontinued operations	$1.0	$0.9

Loss from discontinued operations	(3.8)	(5.2)
Income taxes	(1.6)	(2.1)

Net Loss from discontinued operations	$(2.2)	$(3.1)

The balance of Discontinued Operations and Assets Held for Sale included net property, plant, and equipment of $40.8 million and $38.6 million at March 31, 2005 and December 31, 2004, respectively.

7. Regulatory Matters

Gas Distribution Operations Related Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of March 2005, approximately 725 thousand of Gas Distribution Operations’ residential and small commercial and industrial customers selected an alternate supplier.

On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer ChoiceSM Program. The program provides residential and small commercial customers the option to choose their natural gas supplier and avoids the stranded costs associated with the previous pilot. In addition, Columbia received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.

Since November 1, 2004, Columbia of Ohio has been operating under a new regulatory stipulation approved by the PUCO that expires on October 31, 2008. This regulatory stipulation has been contested by the OCC, and on June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. The OCC then filed an appeal with the Supreme Court of Ohio on July 29, 2004, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. On December 8, 2004, the PUCO and Columbia of Ohio filed motions to dismiss the appeal, based upon the OCC’s failure to comply with the Supreme Court of Ohio’s procedural rules. On December 17, 2004, the OCC filed its Memoranda Contra. On March 23, 2005, the Supreme Court of Ohio issued a decision in which it granted the motions to dismiss and dismissed the appeal based upon the OCC’s failure to comply with the Court’s procedural rules. On April 1, 2005, the OCC filed a Motion for Reconsideration with the Supreme Court of Ohio. Columbia of Ohio and the PUCO filed Memoranda Contra on April 8, 2005.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad-debt recovery requirements in November 2004. As of March 31, 2005, Columbia of Ohio has $35.3 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 — a reduction of $11.4 million from Columbia’s currently effective rate.

On December 2, 2004, Columbia of Ohio filed two applications with the Ohio Power Siting Board, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the Board notified Columbia that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain of the Board’s requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the Board issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005.

On April 27, 2005 Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. The rate filing includes requests for a performance based rate plan and cost recovery of a steel infrastructure replacement program. If approved, the increase would go into effect on December 1, 2005.

Northern Indiana’s gas costs are recovered under a flexible GCA mechanism approved by the IURC in 1999. Under the approved procedure, a demand component of the fuel adjustment factor is determined annually effective November 1 of each year, after hearings and IURC approval. The commodity component of the adjustment factor is determined by monthly filings, which do not require IURC approval but are reviewed by the IURC during the annual hearing that takes place regarding the demand component filing. Northern Indiana’s GCA factor also includes a GCIM which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana’s GCA5 annual demand cost recovery filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. Among the settlement agreement’s provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval, which occurred on August 18, 2004. An additional provision of the agreement extended the current ARP, including Northern Indiana’s GCIM, from the current expiration date of December 31, 2004 to March 31, 2005. This date has been further extended through March 31, 2006, as discussed below.

Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the second quarter of 2005.

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathers the terms of existing contracts that marketers have with Choice customers and establishes a scope for negotiations that parties will follow when convening within the next several months to establish a long-term resolution of ARP. Parties have been meeting since early January to establish the future terms of ARP, to be effective post March 31, 2006. The filing of an agreement or petition is expected in the second quarter of 2005.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

On December 14, 2004, the Maine PUC opened an investigation into the reasonable maintenance and replacement of cast iron facilities of Northern Utilities. The Maine PUC sought Northern Utilities opinion regarding the merits of an accelerated cast iron replacement program that would result in the replacement of all cast iron mains and services in Northern Utilities distribution system over ten years. Northern Utilities estimated that the incremental cost of such a program over ten years would be $35 million. Northern Utilities took the position that such a program was not necessary, but if the Maine PUC determined that such a program was required, Northern Utilities should be allowed to seek approval for an annual rate adjustment mechanism for the incremental investment associated with the accelerated cast iron replacement program. On March 28, 2005, the Maine PUC approved a settlement between Northern Utilities and the Maine OPA in which Northern Utilities agreed to replace approximately $15 million of cast iron facilities in a portion of its distribution system over a four-year period. The settlement, supported by the Maine PUC Staff Bench Analysis, also allows Northern Utilities to seek approval of an annual rate adjustment mechanism to recover the incremental cost of the accelerated cast iron replacement program. The Maine OPA has agreed not to oppose the request.

Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $14.4 million and $13.1 million were recognized for electric customers for the first quarter of 2005 and 2004, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC will cease operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO’s FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $3.1 million annually.

The MISO has launched the MMI, implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the Real-Time Market on April 1, 2005. Northern Indiana and TPC are actively participating in the MMI. Management is assessing the impact of MMI, and, based on the first month of market operation, expects a financial impact of $3.5 to $4.0 million annually in operating expenses for MMI administrative costs. These are in addition to the MISO Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and are recovered through the FAC, pending approval by the IURC of MISO Day 2 costs. The detailed MMI tariff manages system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that hedge against congestion costs occurring in the day-ahead market. Northern Indiana has not yet

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

been a participant in the auction market for FTRs, but has been allocated, at zero cost, a number of FTRs for use through the summer season. The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real time resource dispatch for resources under its control on a five-minute basis.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. Northern Indiana is in discussions with the OUCC on a new basis for establishing the cap. An agreement is anticipated to be filed with the IURC in the second quarter of 2005, and Northern Indiana anticipates that approval will also be received from the IURC in the second quarter of 2005. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the industrial customers’ challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Mitchell Station returns to service.

In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the demolition and environmental cleanup cost associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for these costs.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1st and 2nd of 2004. An IURC order is expected in the second quarter of 2005.

On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could result in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that is contemplated by the MOU would provide, among other things, for the recovery of Northern Indiana’s costs for intermediate dispatchable power purchased from TPC and would require Northern Indiana to file a base rate case in 2007. The MOU provides that a settlement is contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the National Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement does not include MISO costs. The ability to recover or defer MISO costs will be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). Northern Indiana expects that it will be able to file a settlement with the OUCC, based upon the outcome of the independent consultant’s study, with the IURC in the second quarter of 2005, and that it would be approved in the third quarter of 2005. Northern Indiana has also filed a separate petition with the IURC in which it, TPC and Whiting Clean Energy, have requested expedited approval for the sale of intermediate dispatchable power this summer from Whiting Clean Energy through TPC to Northern Indiana.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

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

On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s nitrogen oxide State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $6.3 million for the three months ended March 31, 2005, and $30.3 million from inception to date, while EERM revenues were $0.4 million for the first quarter of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004.

On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While not concluding that Northern Indiana’s service was not reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter have both filed motions requesting the IURC to reconsider its order.

8. Risk Management Activities and Energy Trading Activities

NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133.

Hedging Activities. The activity for the first quarter 2005 and 2004 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

The three months ended March 31, (in millions, net of tax)	2005	2004

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$93.7	$91.7
Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges	52.6	21.3

Reclassification adjustment for net loss (gain) included in net income	1.8	(11.3)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$148.1	$101.7

Unrealized gains and losses on NiSource’s hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource’s trading portfolio. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $254.4 million and $200.0 million at March 31, 2005 and December 31, 2004, respectively, of which $107.5 million and $51.7 million were included in “Current Assets,” and $146.9 million and $148.3 million were included in “Other Assets.” Price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $24.3 million and $26.7 million at March 31, 2005 and December 31, 2004, respectively, of which $17.8 million and $21.3 million were included in “Current Liabilities,” and $6.5 million and $5.4 million were included in “Other Liabilities”, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

During the first quarter of 2005 and 2004, a loss of $0.1 million and a gain of $0.1 million, net of tax respectively, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the first quarter of 2005 and 2004, NiSource reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $47.2 million, net of tax.

Commodity Price Risk Programs. Northern Indiana, Northern Indiana Fuel and Light, Kokomo Gas, Northern Utilities, and Columbia of Pennsylvania use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $12.1 million and $0.5 million of price risk management assets associated with these programs at March 31, 2005 and December 31, 2004, respectively. In addition, the Consolidated Balance Sheets reflected $2.2 million and $9.2 million of price risk management liabilities associated with these programs at March 31, 2005 and December 31, 2004, respectively.

Northern Indiana offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. Columbia of Virginia started a program in April 2005 similar to the Northern Indiana Price Protection Service, which would allow non-jurisdictional customers the opportunity to lock in their gas cost.

Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas, as well as options to call on additional volumes that match the anticipated delivery needs of the program and currently uses NYMEX futures and options contracts for these hedge transactions. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected $2.1 million and zero of price risk management assets and $0.1 million and $6.2 million of price risk management liabilities at March 31, 2005 and December 31, 2004, respectively, associated with the Price Protection Service and the DependaBill programs.

For regulatory incentive purposes, Northern Indiana enters into purchase contracts at first of the month prices that give counterparties the daily option to either sell an additional package of gas at first of the month prices or recall the original volume to be delivered. Northern Indiana charges a fee for this option. The changes in the fair value of these options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. However, in accordance with SFAS No. 71, Northern Indiana records the related gains and losses associated with these transactions as a regulatory asset or liability.

For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, and Columbia of Pennsylvania, (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The Consolidated Balance Sheets reflected $3.3 million and $4.6 million of price risk management liabilities associated with the programs at March 31, 2005 and December 31, 2004, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

Columbia Energy Services has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases.

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

NiSource has entered into interest rate swap agreements to modify the interest rate characteristics of its outstanding long-term debt from fixed to variable. On May 12, 2004, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $660 million with six counterparties having a 6 1/2-year term. NiSource Finance will receive payments based upon a fixed 7.875% interest rate and pay a floating interest amount based on United States 6-month BBA LIBOR plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on May 15, 2009 at mid-market.

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

The fair market values of NiSource’s power trading assets and liabilities were $8.0 million and $7.3 million, respectively, at March 31, 2005 and $8.8 million and $11.9 million, respectively, at December 31, 2004.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

9. Pension and Other Postretirement Benefits

NiSource uses September 30 as its measurement date for its pension and other postretirement benefit plans. NiSource expects to make contributions of $3.6 million to its pension plans and $52.7 million to its other postretirement medical and life plans in 2005.

The following table provides the components of the plans’ net periodic benefits cost for first quarter of 2005 as compared to the first quarter of 2004:

	Pension Benefits		Other Benefits
Three months ended March 31, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$10.4	$9.8	$2.3	$2.2
Interest cost	32.0	31.7	10.4	9.9
Expected return on assets	(41.1)	(39.3)	(4.0)	(3.5)
Amortization of transitional obligation	—	—	2.4	2.9
Amortization of prior service cost	2.6	2.4	0.2	0.2
Recognized actuarial loss	4.3	4.5	0.9	0.7

Net Periodic Benefits Cost	$8.2	$9.1	$12.2	$12.4

10. Other Commitments and Contingencies

A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by-letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at March 31, 2005 and the years in which they expire were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Guarantees of subsidiaries debt	$4,041.5	$932.8	$293.1	$32.4	$8.7	$464.0	$2,310.5
Guarantees supporting commodity transactions of subsidiaries	1,155.0	248.0	667.4	28.2	48.3	51.5	111.6
Letters of credit	106.9	0.4	20.6	1.1	84.8	—	—
Other guarantees	362.5	50.0	—	—	8.6	7.8	296.1

Total commercial commitments	$5,665.9	$1,231.2	$981.1	$61.7	$150.4	$523.3	$2,718.2

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $4.0 billion of debt for various wholly owned subsidiaries including Whiting Leasing, NiSource Finance, and through a support agreement, Capital Markets. Other than debt associated with the former PEI subsidiaries that were sold, the debt is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.

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

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

Lines and Letters of Credit. NiSource Finance maintains a revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. At March 31, 2005, NiSource had no guaranteed amounts outstanding under the revolving line of credit. Through this revolver and through other letter of credit facilities, NiSource has issued standby letters of credit of approximately $106.9 million for the benefit of third parties.

Other Guarantees. After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy. The total of the outstanding debt guaranteed for Whiting Clean Energy at March 31, 2005 was $324.3 million, of which approximately $301.5 million of debt related to Whiting Clean Energy was included in NiSource’s Consolidated Balance Sheets.

NiSource retains certain operational and financial guarantees with respect to the former PEI subsidiaries and CER. NiSource has retained guarantees of $144.8 million as of March 31, 2005 of debt outstanding related to three of the PEI projects. In addition, NiSource has retained several operational guarantees related to the former PEI subsidiaries. These operational guarantees are related to environmental compliance, inventory balances, employee relations, and a residual future purchase guarantee. The fair value of the guarantees was determined to be $11.1 million and a portion of the net proceeds in the sale amount were assumed allocated to the guarantees as prescribed by FIN 45.

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

NiSource has issued guarantees, which support up to approximately $1.2 million of commodity-related payments for its current subsidiaries. Refer to the discussion above in this Note 10, “Guarantees and Indemnities — Guarantees Supporting Commodity Transactions of Subsidiaries” for additional information.

NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. As of March 31, 2005, approximately 27.6 Bcf remained to be delivered under the forward sales agreements. NiSource is indemnified by Triana, and MSCP will fund up to a maximum of $49.3 million of additional equity to Triana to support Triana’s indemnity, for Triana’s gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. NiSource believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $49.3 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by NiSource due to Triana’s non-performance under the Mahonia agreements. Accordingly, NiSource has not recognized a liability related to the retention of the Mahonia guarantees.

B. Other Legal Proceedings. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource’s consolidated financial position.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

C. Environmental Matters.

General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

As of March 31, 2005, a reserve of approximately $73.3 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.

Gas Distribution Operations and Gas Transmission and Storage Operations.
There were no new environmental matters relating to Gas Distribution Operation or Gas Transmission and Storage Operations during the first quarter of 2005.

Electric Operations.
Air. On June 28 and 29, 2004, the EPA responded to the states’ initial recommendations for the EPA designation of areas meeting and not meeting the NAAQS for fine particles. (Fine particles are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM2.5.) The EPA’s PM2.5 nonattainment designations were announced on December 17, 2004, and published in the Federal Register on January 5, 2005. The designations become effective on April 5, 2005. Indiana has disputed some of the June 2004, EPA designation recommendations and submitted final 2004 monitoring data on February 17, 2005, for EPA re-evaluation of the disputed areas. On March 7, 2005, the Indiana Attorney General filed a legal action on behalf of the IDEM asking that all but three areas (none of these three areas are in Northern Indiana’s service territory) be removed from the EPA’s nonattainment list. The EPA is expected to finalize by early 2006, an implementation rule detailing state obligations to bring the nonattainment areas into attainment with the PM2.5 NAAQS. Indiana and other states will be required to finalize state rulemaking by April 2008 that specify emissions reductions consistent with the final EPA implementation rule to bring the designated areas into attainment by as early as April 2010. Northern Indiana will continue to closely monitor developments in this area.

On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern States, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. Phase I reductions would be required by January 2009 and January 2010 for NOx and SO2, respectively. Phase II reductions for both NOx and SO2 would be required by January 2015. Emission trading programs would be established to meet the emission caps. As an affected state, Indiana is required to initiate a state rule making, for submittal to the EPA by September 11, 2006, creating a SIP detailing how it will implement the federal rule and meet the emission caps. The final form of the state rule will determine whether or not Northern Indiana and other utilities in the state will be able to participate in the EPA’s emission trading programs and impact the level of control required for each unit. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.

On March 15, 2005, the EPA issued the CAMR, that will require mercury emissions reductions from electric power generating stations. The rule establishes a two-phased reduction of mercury from Indiana electric utilities by establishing a cap-and-trade program with a state-wide annual cap on emissions. The first phase begins in 2010, a second phase in 2018, designed to achieve about a 70% reduction in utility emissions of mercury. Emission trading programs could be established to assist compliance with these emission caps. Indiana’s final SIP rule implementing the CAMR will determine Northern Indiana’s ability to participate in the federal trading program and impact the level of control required for each unit. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

As an alternative to the regulatory approach defined in the CAIR and CAMR rules, as discussed above, the Bush Administration is attempting to pursue multipollutant legislation in 2005, the Clear Skies Act, which would require significant reductions of SO2, NOx and mercury emissions from electric power generating stations, including Northern Indiana’s stations. The proposed legislation contains phased-in reductions for these three pollutants under alternative control approaches, including trading programs. The current proposal has not been passed out of its legislative committee and may still be revisited by Congress either later this year or at some point in the future. Until the legislation passes and/ or the rulemaking is completed by the EPA and implemented by the states, the potential impact on Northern Indiana will be uncertain. Nonetheless, if implemented, these potential reduction requirements could impose substantial costs on affected utilities, including Northern Indiana.

Water. On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems whose compliance is based on any of five options. To determine the impacts of the Bailly Station’s intake on the aquatic organisms in Lake Michigan, a detailed background biological sampling program was initiated in April 2005 and will continue for at least one year. The results of this sampling program will be utilized to choose the appropriate compliance option, or combination of options, for the facility. Specific impacts and available compliance options of the final Phase II rule for the remaining three Northern Indiana generating stations are still in the process of being determined at this time.

Remediation. On March 31, 2005, the EPA and Northern Indiana entered into an Administrative Order on Consent under the authority of Section 3008(h) of the Resource Conservation and Recovery Act for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. A reserve has been established to fund the required investigations and conduct interim measures at the facility. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.

11. Accumulated Other Comprehensive Income (Loss)

The following table displays the components of Accumulated Other Comprehensive Income (Loss), which is included in “Common Stock Equity,” on the Consolidated Balance Sheets.

	March 31,	December 31,
(in millions)	2005	2004

Other comprehensive income, before tax:
Unrealized losses on securities	$(0.2)	$(0.4)
Unrealized gains on cash flow hedges	229.9	142.8
Minimum pension liability adjustment	(243.6)	(243.6)

Other comprehensive loss, before tax	(13.9)	(101.2)

Income tax benefit related to items of other comprehensive loss	18.4	49.8

Total Accumulated Other Comprehensive Income (Loss), net of tax	$4.5	$(51.4)

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

12. Business Segment Information

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

NiSource’s operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana and engages in wholesale and wheeling transactions. The Other Operations segment primarily includes gas marketing, power marketing and trading, and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems.

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

Three Months Ended March 31, (in millions)	2005	2004

REVENUES
Gas Distribution
Unaffiliated	$2,016.6	$1,858.6
Intersegment	(0.8)	2.7
Total 2,015.8 1,861.3
Gas Transmission and Storage
Unaffiliated	158.2	166.9
Intersegment	71.5	69.9

Total	229.7	236.8

Electric Operations
Unaffiliated	281.5	255.8
Intersegment	0.9	5.1

Total	282.4	260.9

Other Operations
Unaffiliated	224.5	182.9
Intersegment	5.0	5.1

Total	229.5	188.0

Adjustments and eliminations	(75.9)	(74.7)

Consolidated Revenues	$2,681.5	$2,472.3

Operating Income (Loss)
Gas Distribution	$274.9	$285.0
Gas Transmission and Storage	109.5	111.4
Electric	65.4	58.8
Other	(5.2)	(18.0)
Corporate	(6.9)	5.6

Consolidated Operating Income	$437.7	$442.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NiSource Inc.

Note regarding forward-looking statements

The Management’s Discussion and Analysis, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.

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

The following Management’s Discussion and Analysis should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

CONSOLIDATED REVIEW

Executive Summary

NiSource generates virtually 100% of the company’s operating income through the sale, distribution, transportation and storage of natural gas and the generation, transmission and distribution of electricity, which are rate regulated.

For the first quarter of 2005, net income was $206.3 million, or $0.76 per share. This compares to net income of $213.5 million, or $0.81 per share, for the year-ago period. The quarterly difference was primarily due to a decline in revenue resulting from the renegotiation of pipeline long-term contracts, lower gas distribution customer usage and warmer weather, as compared to the prior period. Partially offsetting these declines were increased revenues from regulatory initiatives and remarketing efforts within Gas Transmission and Storage Operations. The pipeline renegotiation process is now complete and the new contracts span an average of seven years with staggered expiration dates.

Also contributing to the decline in EPS was an increase of 8.0 million shares in the average number of shares outstanding at March 31, 2005, compared to the year earlier, due primarily to the NiSource SAILSSM conversion in November 2004.

NiSource made progress towards its key initiatives in the first quarter of 2005 and built a platform for long-term sustainable growth in 2006 and beyond. As discussed in NiSource’s annual report on Form 10-K, financial results for 2005 will continue to be negatively impacted by regulatory proceedings and pipeline re-contracting that took place in 2004 and several operational and financial initiatives underway. Despite these issues, NiSource made progress on its key initiatives during the quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

As a regulated company, NiSource is exposed to regulatory risk and manages this risk by monitoring its operations and working with various regulatory bodies to maintain a business that continues to provide value for its customers and stockholders in this changing environment. During the first quarter of 2005, NiSource continued to make progress with regulatory and commercial initiatives that began in 2004. Northern Indiana and the OUCC signed an MOU that would allow Northern Indiana to recover purchased power costs under certain conditions while at the same time would secure safe, reliable and intermediate dispatchable supplies of power for its electric customers. Bay State filed a $22.2 million, or 4.7%, base rate case in Massachusetts that, if approved, would go into effect December 1, 2005. The rate case includes requests for a performance-based rate plan and cost recovery for a steel infrastructure replacement program. Columbia of Kentucky received regulatory approval to renew its Customer ChoiceSM Program, which began in 2000 as a pilot and was scheduled to end March 31, 2005. The program will now continue as a new pilot through March 31, 2009. Whiting Clean Energy completed renegotiation of the terms of its agreement with BP’s oil refinery in Whiting, Indiana. Under the revised agreement, Whiting Clean Energy will continue to meet BP’s need for steam, while reducing the power plant’s required run time.

NiSource also continued to strengthen its financial position through management of the balance sheet and expenses. NiSource entered into a $1.25 billion revolving credit agreement to fund future working capital requirements and other corporate needs. The new five-year agreement replaces existing agreements and is expected to reduce interest expense by approximately $0.9 million for the remainder of 2005 and by about $1.2 million annually thereafter.

NiSource has selected IBM as the business process service provider with whom NiSource will move forward into a period of exclusive negotiation toward a contract to outsource up to $2 billion of business support activities over ten years. Teams of employees from the areas under consideration for transformation have been working for three months through a disciplined process with Accenture Ltd. and IBM — the two service providers that responded to an extensive RFP from NiSource — to identify potential solutions and savings. NiSource has not yet finalized which activities and processes will be outsourced or to what extent. A team from NiSource and IBM is working on the details of the future relationship between the two companies. NiSource expects to make final decisions and conclude contract negotiations in June 2005.

NiSource will continue to focus on its 2005 strategic platform for growth. This plan is centered on four key initiatives: pipeline growth and expansion; broad regulatory and commercial initiatives premised on existing assets; ongoing financial management of our balance sheet; and expense management.

Results of Operations
The Quarter Ended March 31, 2005

Net Income
NiSource reported net income of $206.3 million, or $0.76 per share, for the three months ended March 31, 2005, compared to net income of $213.5 million, or $0.81 per share, for the first quarter 2004. Operating income was $437.7 million, a decrease of $5.1 million from the same period in 2004. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2005 were 270.3 million compared to 262.3 million at March 31, 2004. The increase was primarily due to the issuance during the fourth quarter of 2004 of 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource’s SAILSSM.

Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. These trackers increase both operating expenses and net revenues and had essentially no impact on total operating income results. Approximately $18 million of the increase in operating expenses was offset by a corresponding increase to net revenues reflecting recovery of these costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2005, were $1,013.0 million, a $21.7 million increase from the same period last year. Excluding the impact of $18 million of trackers discussed above, revenues were essentially flat. Increased revenues of approximately $16 million from regulatory initiatives, including the expiration of the 1999 stipulation for Columbia of Ohio and the ECT, were offset by the impact of the restructuring of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities, and lower customer usage and warmer weather compared to the prior period.

Expenses
Operating expenses for the first quarter 2005 were $575.3 million, an increase of $26.8 million from the 2004 period. Excluding the impact of $18 million of trackers discussed above, operating expenses were $8.8 million higher, reflecting higher depreciation primarily the result of the expiration of the 1999 stipulation for Columbia of Ohio. Operation and maintenance expenses for the first quarter 2005 were $15.2 million higher than they were in the first quarter of 2004. Taking into consideration the trackers directly offset in revenues, operation and maintenance expenses, quarter-over-quarter, were essentially flat.

Other Income (Deductions)
Interest expense, net was $104.0 million for the quarter, an increase of $1.8 million compared to the first quarter 2004. Other, net was a loss of $0.5 million for the current quarter compared to $2.8 million of income for the comparable 2004 period due to costs associated with the sale of more accounts receivables compared to the previous period.

Income Taxes
Income tax expense for the first quarter 2005 was $123.4 million, a decrease of $2.3 million compared to the 2004 period, due to lower pre-tax income and a $1.1 million income tax benefit from an electric production deduction (discussed below), offset by a $1.0 million increase in state income tax expense and a $1.5 million increase in tax expense related to the regulatory treatment of depreciation differences.

The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana and Whiting Clean Energy’s electric production activities qualify for this deduction. The deduction is equal to 3% of QPAI for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter. The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $2 million. The United States Treasury Department has issued guidance for calculating this deduction in Notice 2005-14, but there are many issues still to be addressed in forthcoming proposed regulations. As such, the estimated $2 million tax benefit is subject to revision based on subsequently released Treasury guidance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Operating Activities. Net cash from operating activities for the three months ended March 31, 2005 was $1,021.6 million, an increase of $249.2 million from the comparable 2004 period. This change was due to increased cash from the change in working capital. Cash from working capital increased $319.3 million due to the increased sale of accounts receivable, and lower inventory levels, as a result of increased gas storage withdrawals at a higher cost.

Investing Activities. Capital expenditures of $104.1 million in the first quarter of 2005 were $6.2 million lower than the comparable 2004 period. The spending for the first quarter primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in the remaining 2005 periods as compared to last year, mainly to support increased pipeline integrity related work and growth initiatives within Gas Transmission and Storage Operations.

Financing Activities. At March 31, 2005, NiSource had no borrowings under the company’s $1.25 billion line of credit and NiSource’s shelf capacity was $1.85 billion.

Long-term Debt
NiSource had filed a shelf registration statement on July 29, 2003 with the SEC to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource’s pre-existing shelf capacity, provided NiSource with an aggregate $2.8 billion of total issuance capacity. After the $500 million of notes issued on November 4, 2003 and the $450 million of notes issued on November 23, 2004, NiSource’s shelf capacity remains at $1.85 billion.

On November 23, 2004, NiSource Finance issued $450 million of 5-year floating rate unsecured notes that mature November 23, 2009. The notes are callable, at par, on or after November 23, 2006. Subsequently, on December 10, 2004, NiSource Finance used $250 million of the proceeds from the $450 million floating rate note offering to redeem $250 million of existing floating rate notes that were due May 2005. The remaining proceeds were used to repay a portion of NiSource Finance short-term borrowings.

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

During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes and Bay State redeemed $10 million of its medium-term notes, with an average interest rate of 7.49% and 7.63%, respectively. The associated redemption premium was $4.6 million, of which $4.2 million was charged to operating expense and $0.4 million was recorded as a regulatory asset.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

Credit Facilities
During March 2005, NiSource obtained a new $1.25 billion five-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an expiring $500 million 364-day credit facility, as well as a $750 million three-year credit facility that would have expired in March 2007. NiSource had no outstanding credit facility advances at March 31, 2005 and $307.6 million at December 31, 2004, at a weighted average interest rate of 3.04%. NiSource had $553 million of short-term investment balances at March 31, 2005. As of March 31, 2005 and December 31, 2004, NiSource had $106.9 million and $111.6 million of standby letters of credit outstanding, respectively. At March 31, 2005, $84.8 million of the $106.9 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource obtained during February 2004. Of the remaining $22 million of standby letters of credit outstanding at March 31, 2005, $18.2 million resided under NiSource’s five-year revolving credit facility and $3.8 million resided under an uncommitted arrangement with another financial institution. As of March 31, 2005, $1,231.8 million of credit was available under the credit facility.

Sale of Trade Accounts Receivables
On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement, which replaced a prior similar agreement, expires in May 2005, but can be renewed if mutually agreed to by both parties. As of March 31, 2005, $300 million of accounts receivable had been sold by CORC.

Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreement will expire on December 26, 2005, but can be renewed if mutually agreed to by both parties. As of March 31, 2005, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.

Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

Market Risk Disclosures

Through its various business activities, NiSource is exposed to both non-trading and trading risks. The non-trading risks to which NiSource is exposed include interest rate risk, commodity market risk and credit risk of its subsidiaries. The risk resulting from trading activities consists primarily of commodity market and credit risks. NiSource’s risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

Various analytical techniques are employed to measure and monitor NiSource’s market and credit risks, including VaR. VaR represents the potential loss or gain for an instrument or portfolio from changes in market factors, for a specified time period and at a specified confidence level.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during the first quarter of 2005, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $4.9 million for the three months ended March 31, 2005.

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

Fair value represents the amount at which willing parties would transact an arms-length transaction. Fair value is determined by applying a current price to the associated contract volume for a commodity. The current price is derived from one of three sources including actively quoted markets such as the NYMEX, other external sources including electronic exchanges and over-the-counter broker-dealer markets, as well as financial models such as the Black-Scholes option pricing model.

The fair values of the contracts related to NiSource’s trading operations, the activity affecting the changes in the fair values during the first quarter of 2005, the sources of the valuations of the contracts during 2005 and the years in which the remaining contracts (all power trading) mature are:

(in millions)	2005

Fair value of contracts outstanding at the beginning of the period	$(3.0)
Contracts realized or otherwise settled during the period (including net option premiums received)	(0.8)
Fair value of new contracts entered into during the period	2.5
Other changes in fair values during the period	2.1

Fair value of contracts outstanding at the end of the period	$0.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

(in millions)	2005	2006	2007	2008	2009	After
Prices from other external sources	$0.5	$—	$—	$—	$—	$—
Prices based on models/other method	0.3	—	—	—	—	—

Total fair values	$0.8	$—	$—	$—	$—	$—

The caption “Prices from other external sources” generally includes contracts traded on electronic exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within “Prices based on models/other method” are generally valued employing the widely used Black-Scholes option-pricing model.

Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.1 million, $0.4 million and effectively zero, during the first quarter of 2005, respectively. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.2 million and $0.1 million during the first quarter of 2005, respectively. Prospectively, management has set the VaR limits at $2.5 million for power trading and $0.5 million for gas marketing. Exceeding the VaR limits would result in management actions to reduce portfolio risk.

Refer to Note 8, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.

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

NiSource has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 8, “Risk Management and Energy Trading Activities,” and Note 10, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.

NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. As of March 31, 2005, approximately 27.6 Bcf remained to be delivered under the forward sales agreements. NiSource is indemnified by Triana, and MSCP will fund up to a maximum of $49.3 million of additional equity to Triana to support Triana’s indemnity, for Triana’s gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. NiSource believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $49.3 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by NiSource due to Triana’s non-performance under the Mahonia agreements. Accordingly, NiSource has not recognized a liability related to the retention of the Mahonia guarantees.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

Gas Distribution Operations

Three Months Ended March 31, (in millions)	2005	2004

Net Revenues
Sales Revenues	$1,839.0	$1,679.5
Less: Cost of gas sold	1,417.7	1,280.8

Net Sales Revenues	421.3	398.7
Transportation Revenues	176.8	181.8

Net Revenues	598.1	580.5

Operating Expenses
Operation and maintenance	198.7	183.3
Depreciation and amortization	55.8	47.7
Other taxes	68.7	64.5

Total Operating Expenses	323.2	295.5

Operating Income	$274.9	$285.0

Revenues ($ in Millions)
Residential	1,261.7	1,115.1
Commercial	431.3	395.9
Industrial	74.6	80.7
Transportation	176.8	181.8
Off System Sales	51.2	40.8
Other	20.2	47.0

Total	2,015.8	1,861.3

Sales and Transportation Volumes (MMDth)
Residential sales	109.1	109.8
Commercial sales	39.5	41.4
Industrial sales	7.8	8.1
Transportation	174.7	187.2
Off System Sales	7.2	7.0
Other	0.2	0.3

Total	338.5	353.8

Heating Degree Days	2,673	2,724
Normal Heating Degree Days	2,627	2,655
% Colder (Warmer) than Normal	2%	3%
Customers
Residential	2,382,114	2,313,364
Commercial	215,719	215,178
Industrial	5,740	5,991
Transportation	749,831	784,219
Other	61	61

Total	3,353,465	3,318,813

NiSource’s natural gas distribution operations serve approximately 3.4 million customers in nine states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky, Maryland, New Hampshire and Maine. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 72% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

Gas Distribution Operations (continued)

Regulatory Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of March 2005, approximately 725 thousand of Gas Distribution Operations’ residential and small commercial and industrial customers selected an alternate supplier.

On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer ChoiceSM Program. The program provides residential and small commercial customers the option to choose their natural gas supplier and avoids the stranded costs associated with the previous pilot. In addition, Columbia received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.

Since November 1, 2004, Columbia of Ohio has been operating under a new regulatory stipulation approved by the PUCO that expires on October 31, 2008. This regulatory stipulation has been contested by the OCC, and on June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. The OCC then filed an appeal with the Supreme Court of Ohio on July 29, 2004, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. On December 8, 2004, the PUCO and Columbia of Ohio filed motions to dismiss the appeal, based upon the OCC’s failure to comply with the Supreme Court of Ohio’s procedural rules. On December 17, 2004, the OCC filed its Memoranda Contra. On March 23, 2005, the Supreme Court of Ohio issued a decision in which it granted the motions to dismiss and dismissed the appeal based upon the OCC’s failure to comply with the Court’s procedural rules. On April 1, 2005, the OCC filed a Motion for Reconsideration with the Supreme Court of Ohio. Columbia of Ohio and the PUCO filed Memoranda Contra on April 8, 2005.

On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad-debt recovery requirements in November 2004. As of March 31, 2005, Columbia of Ohio has $35.3 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 — a reduction of $11.4 million from Columbia’s currently effective rate.

On December 2, 2004, Columbia of Ohio filed two applications with the Ohio Power Siting Board, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the Board notified Columbia that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain of the Board’s requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the Board issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005.

On April 27, 2005 Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. The rate filing includes requests for a performance based rate plan and cost recovery of a steel infrastructure replacement program. If approved, the increase would go into effect on December 1, 2005.

Northern Indiana’s gas costs are recovered under a flexible GCA mechanism approved by the IURC in 1999. Under the approved procedure, a demand component of the fuel adjustment factor is determined annually effective November 1 of each year, after hearings and IURC approval. The commodity component of the adjustment factor is determined by monthly filings, which do not require IURC approval but are reviewed by the IURC during the annual hearing that takes place regarding the demand component filing. Northern Indiana’s GCA factor also

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations (continued)

includes a GCIM which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana’s GCA5 annual demand cost recovery filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. Among the settlement agreement’s provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval, which occurred on August 18, 2004. An additional provision of the agreement extended the current ARP, including Northern Indiana’s GCIM, from the current expiration date of December 31, 2004 to March 31, 2005. This date has been further extended through March 31, 2006, as discussed below.

Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the second quarter of 2005.

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathers the terms of existing contracts that marketers have with Choice customers and establishes a scope for negotiations that parties will follow when convening within the next several months to establish a long-term resolution of ARP. Parties have been meeting since early January to establish the future terms of ARP, to be effective post March 31, 2006. The filing of an agreement or petition is expected in the second quarter of 2005.

On December 14, 2004, the Maine PUC opened an investigation into the reasonable maintenance and replacement of cast iron facilities of Northern Utilities. The Maine PUC sought Northern Utilities opinion regarding the merits of an accelerated cast iron replacement program that would result in the replacement of all cast iron mains and services in Northern Utilities distribution system over ten years. Northern Utilities estimated that the incremental cost of such a program over ten years would be $35 million. Northern Utilities took the position that such a program was not necessary, but if the Maine PUC determined that such a program was required, Northern Utilities should be allowed to seek approval for an annual rate adjustment mechanism for the incremental investment associated with the accelerated cast iron replacement program. On March 28, 2005, the Maine PUC approved a settlement between Northern Utilities and the Maine OPA in which Northern Utilities agreed to replace approximately $15 million of cast iron facilities in a portion of its distribution system over a four-year period. The settlement, supported by the Maine PUC Staff Bench Analysis, also allows Northern Utilities to seek approval of an annual rate adjustment mechanism to recover the incremental cost of the accelerated cast iron replacement program. The Maine OPA has agreed not to oppose the request.

Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of March 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 10-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Distribution Operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations (continued)

Weather in the Gas Distribution Operation’s territories for the first quarter of 2005 was 2% warmer than the comparable quarter in 2004, but 2% colder than normal.

Throughput
Total volumes sold and transported of 338.5 MMDth for the first quarter of 2005 decreased 15.3 MMDth from the same period last year. This decrease in volume is attributed to lower customer usage as a result of slightly warmer weather in the first quarter of 2005 compared to the first quarter of 2004.

Net Revenues
Net revenues for the three months ended March 31, 2005 were $598.1 million, an increase of $17.6 million from the same period in 2004 due primarily to an increase in revenues recognized for trackers of $20.0 million which are offset in operating expense. Additionally, the expiration of the 1999 stipulation for Columbia of Ohio resulted in $13.0 million of additional revenue recognized in the first quarter of 2005 compared to the first quarter of 2004. These increases in net revenues were partially offset by a decrease in customer usage.

Operating Income
For the first quarter of 2005, Gas Distribution Operations reported operating income of $274.9 million, a decrease of $10.1 million from the same period in 2004. The decrease in operating income was mainly attributable to reduced usage and slightly warmer weather as compared to the first quarter of last year, as noted above. The $20 million increase in revenue from trackers was offset by $16.3 million of increased tracker related operation and maintenance expense and $3.7 million of increased operating taxes. The expiration of the 1999 stipulation for Columbia of Ohio also resulted in an increase in depreciation expense of $7.0 million, which partially offset the $13.0 million increase in revenue for the first quarter of 2005 compared to the first quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Transmission and Storage Operations

Three Months Ended March 31, (in millions)	2005	2004
Operating Revenues
Transportation revenues	$178.4	$188.3
Storage revenues	45.2	45.2
Other revenues	6.1	3.3

Total Operating Revenues	229.7	236.8
Less: Cost of gas sold	5.5	3.9

Net Revenues	224.2	232.9

Operating Expenses
Operation and maintenance	71.4	78.3
Depreciation and amortization	28.1	28.3
Other taxes	15.2	14.9

Total Operating Expenses	114.7	121.5

Operating Income	$109.5	$111.4

Throughput (MMDth)
Columbia Transmission
Market Area	395.6	406.9
Columbia Gulf
Mainline	138.7	160.0
Short-haul	18.2	27.0
Columbia Pipeline Deep Water	3.5	4.4
Crossroads Gas Pipeline	12.0	10.7
Granite State Pipeline	13.9	13.9
Intrasegment eliminations	(138.6)	(154.2)

Total	443.3	468.7

NiSource’s Gas Transmission and Storage Operations segment consists of the operations of Columbia Transmission, Columbia Gulf, Columbia Deep Water, Crossroads Pipeline and Granite State Gas. In total NiSource owns a pipeline network of approximately 16,000 miles extending from offshore in the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in nineteen northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource gas transmission and storage operations segment operates one of the nation’s largest underground natural gas storage systems.

Regulatory Matters
On March 31, 2005, the FERC issued an order regarding Columbia Transmission’s annual EPCA filing. The FERC’s order accepted the filing, subject to refund, and established a hearing to address issues related to the appropriate methodology for allocating costs associated with the new electric Downingtown Compressor units. The order does not inhibit Columbia’s ability to fully recover its electric costs; as such, management does not believe this order will have a material financial impact.

On March 29, 2005, the FERC issued an unconditional order accepting Columbia Transmission’s March 1, 2005 RAM filing. Columbia Transmission’s March 1, 2004 RAM is still pending before the FERC, with no statutory time requirement for future action; however, with the approval of the 2005 RAM filing, management does not anticipate a material adverse order.

Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of March 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 10-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Transmission and Storage Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Transmission and Storage Operations (continued)

Proposed Millennium Pipeline Project
The proposed Millennium Project, in which Columbia Transmission is participating and will serve as developer and operator, will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is now being marketed in two phases. Phase 1 of the project is to begin at a proposed interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse. Empire would construct a lateral pipeline southward to connect with Millennium near Corning, N.Y. Millennium would extend eastward to an interconnect with Algonquin Gas Transmission at Ramapo, N.Y. As currently planned, Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.

On September 19, 2002, the FERC issued its order granting final certificate authority for the original Millennium project and specified that Millennium may not begin construction until certain environmental and other conditions are met. One such condition, impacting what is now being marketed as Phase 2 of the project, is compliance with the Coastal Zone Management Act, which is administered by the NYDOS. NYDOS has determined that the Hudson River crossing plan is not consistent with the Act. Millennium’s appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the United States Department of Commerce ruling relating to the project’s Hudson River crossing plan in the United States Federal District Court on February 13, 2004. The procedural schedule calls for all briefings to be completed by the end of 2005.

During the second quarter of 2004, a NiSource affiliate purchased an additional interest in the project. NiSource is finalizing plans to transfer this interest to other sponsors in the second quarter of 2005. The other sponsors are Columbia Transmission, MCNIC Millennium Company (subsidiary of DTE Energy Company), and KeySpan Millennium, L.L.C. (subsidiary of KeySpan Corporation).

Hardy Storage Project
In November 2004, Columbia Transmission and a subsidiary of Piedmont reached an agreement to jointly develop a major new underground natural gas storage field to help meet increased market demand for natural gas in the eastern United States.

Columbia Transmission and Piedmont have formed Hardy Storage, to develop a natural gas storage field from a depleted natural gas production field in West Virginia. Columbia Transmission and Piedmont each have a 50% equity interest in the project, and Columbia Transmission will serve as operator of the facilities.

An open season for Hardy Storage conducted in early 2004 resulted in full subscription of the project’s storage capacity under long-term firm contracts. The field, which will have the capacity to store approximately 12 Bcf natural gas, is planned to begin service in November 2007, and will ultimately deliver 176 MMDth per day of firm storage service to the four customers subscribing for Hardy Storage capacity. These customers have also signed long-term firm agreements with Columbia Transmission for transportation capacity to deliver gas from Hardy Storage to their markets. Columbia Transmission will expand its natural gas transmission system to create this capacity.

Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, with plans to begin construction later this year. Service from both projects is expected to be available in 2007.

Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 443.3 MMDth for the first quarter 2005, compared to 468.7 MMDth for the same period in 2004. The decrease of 25.4 MMDth is due to the continued decline of offshore natural gas production and slightly warmer weather in the first quarter of 2005 than for the comparable period in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Transmission and Storage Operations (continued)

Net Revenues
Net revenues were $224.2 million for the first quarter 2005, a decrease of $8.7 million from the same period in 2004, primarily due to a $6.8 million impact from the restructuring of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities.

Operating Income
Operating income was $109.5 million for the first quarter 2005 compared to $111.4 million in the first quarter 2004. Operating income decreased as a result of the change in net revenues mentioned above, partially offset by lower operating expenses of $6.8 million, including lower employee and administrative expense of $2.7 million and outside services of $1.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

Three Months Ended March 31, (in millions)	2005	2004

Net Revenues
Sales revenues	$282.4	$260.9
Less: Cost of sales	95.7	81.4

Net Revenues	186.7	179.5

Operating Expenses
Operation and maintenance	61.1	60.3
Depreciation and amortization	45.5	44.1
Other taxes	14.7	16.3

Total Operating Expenses	121.3	120.7

Operating Income	$65.4	$58.8

Revenues ($ in millions)
Residential	73.4	71.2
Commercial	73.2	70.4
Industrial	112.4	101.3
Wholesale	7.5	11.4
Other	15.9	6.6

Total	282.4	260.9

Sales (Gigawatt Hours)
Residential	767.0	754.5
Commercial	894.2	860.2
Industrial	2,328.3	2,338.1
Wholesale	161.2	269.9
Other	32.6	32.4

Total	4,183.3	4,255.1

Electric Customers
Residential	392,527	388,520
Commercial	50,485	49,394
Industrial	2,531	2,531
Wholesale	28	24
Other	766	787

Total	446,337	441,256

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 446 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations (continued)

Regulatory Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $14.4 million and $13.1 million were recognized for electric customers for the first quarter of 2005 and 2004, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC will cease operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO’s FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $3.1 million annually.

The MISO has launched the MMI, implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the Real-Time Market on April 1, 2005. Northern Indiana and TPC are actively participating in the MMI. Management is assessing the impact of MMI, and, based on the first month of market operation, expects a financial impact of $3.5 to $4.0 million annually in operating expenses for MMI administrative costs. These are in addition to the MISO Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and are recovered through the FAC, pending approval by the IURC of MISO Day 2 costs. The detailed MMI tariff manages system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that hedge against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but has been allocated, at zero cost, a number of FTRs for use through the summer season. The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real time resource dispatch for resources under its control on a five-minute basis.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. Northern Indiana is in discussions with the OUCC on a new basis for establishing the cap. An agreement is anticipated to be filed with the IURC in the second quarter of 2005, and Northern Indiana anticipates that approval will also be received from the IURC in the second quarter of 2005. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the industrial customers’ challenge was withdrawn and dismissed in January 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations (continued)

In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Mitchell Station returns to service.

In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the demolition and environmental cleanup cost associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for these costs. The associated demolition and environmental cleanup costs are estimated to be between $38 million to $53 million.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1st and 2nd of 2004. An IURC order is expected in the second quarter of 2005.

On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could result in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that is contemplated by the MOU would provide, among other things, for the recovery of Northern Indiana’s costs for intermediate dispatchable power purchased from TPC and would require Northern Indiana to file a base rate case in 2007. The MOU provides that a settlement is contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the National Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement does not include MISO costs. The ability to recover or defer MISO costs will be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). Northern Indiana expects that it will be able to file a settlement with the OUCC, based upon the outcome of the independent consultant’s study, with the IURC in the second quarter of 2005, and that it would be approved in the third quarter of 2005. Northern Indiana has also filed a separate petition with the IURC in which it, TPC and Whiting Clean Energy, have requested expedited approval for the sale of intermediate dispatchable power this summer from Whiting Clean Energy through TPC to Northern Indiana.

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

On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management’s nitrogen oxide State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $6.3 million for the three months ended March 31, 2005, and $30.3 million from inception to date, while EERM revenues were $0.4 million for the first quarter of 2005. On

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

Electric Operations (continued)

February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004.

On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While not concluding that Northern Indiana’s service was not reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter have both filed motions requesting the IURC to reconsider its order.

Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of March 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 10-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Electric Operations.

Sales
Electric sales quantities for the first quarter of 2005 were 4,183.3 gwh, a decrease of 71.8 gwh compared to the 2004 period, as a result of decreased wholesale transaction sales. Residential and commercial sales quantities improved modestly due to increases in the number of customers and increased customer usage, while industrial sales quantities remained relatively stable.

Net Revenues
In the first quarter of 2005, electric net revenues of $186.7 million increased by $7.2 million from the comparable 2004 period. This improvement was primarily a result of increased environmental cost recovery trackers of $3.7 million and increased industrial net customer revenues of $3.0 million.

Operating Income
Operating income for the first quarter of 2005 was $65.4 million, an increase of $6.6 million from the same period in 2004. The increase was primarily due to the changes in net revenue mentioned above. While operating expenses were relatively flat as compared to the 2004 period, increases were seen in electric generation maintenance expense of $2.4 million and employee and administrative expense of $1.9 million, which were partially offset by a $3.3 million expense in the comparable 2004 period for Electric Operations’ portion of a redemption premium paid for the early extinguishment of certain medium-term notes at Northern Indiana.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.

Other Operations

Three Months Ended March 31, (in millions)	2005	2004

Net Revenues
Products and services revenue	$229.5	$188.0
Less: Cost of products purchased	224.1	188.5

Net Revenues	5.4	(0.5)

Operating Expenses
Operation and maintenance	6.4	12.1
Depreciation and amortization	2.9	3.0
Loss (gain) on sale or impairment of assets	(0.5)	0.7
Other taxes	1.8	1.7

Total Operating Expenses	10.6	17.5

Operating Loss	$(5.2)	$(18.0)

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

Lake Erie Land Company, Inc.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The assets of the Sand Creek Golf Club, valued at $12.1 million as of March 31, 2005, are reported as assets of discontinued operations. An additional $5.6 million of assets, representing an estimate of land to be sold during the next twelve-months, are reflected as assets held for sale.

PEI Holdings, Inc.
Whiting Clean Energy. PEI’s Whiting Clean Energy project at BP’s Whiting, Indiana refinery was placed in service in 2002. Initially, the facility was not able to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy reached an agreement in October 2004 with the engineering, procurement and construction contractor, under which the contractor paid for a portion of the necessary plant modifications and other expenses. Whiting Clean Energy is also pursuing recovery from the insurance provider for construction delays and necessary plant modifications and repairs.

For the first quarter of 2005, the PEI holding companies’ consolidated after-tax loss was approximately $8.1 million. The profitability of the Whiting Clean Energy project in future periods will be dependent on, among other things, approval of the electric sales agreement discussed in the following paragraph, prevailing prices in the energy markets and regional load dispatch patterns. Also impacting the profitability of Whiting Clean Energy is the steam requirements for BP’s oil refinery. During the first quarter of 2005, Whiting Clean Energy completed renegotiation of the terms of its agreement with BP’s oil refinery in Whiting, Indiana. Under the revised agreement, Whiting Clean Energy will continue to meet BP’s need for steam, while reducing the power plant’s required run time.

In the first quarter of 2005, Northern Indiana selected TPC from bidders responding to a Request for Proposals issued in October 2004 to provide 230 mw of intermediate dispatchable power, utilizing the generation facilities of Whiting Clean Energy, pending regulatory approval. Whiting Clean Energy has filed a petition with FERC seeking expedited approval of a tariff covering the sale of such intermediate dispatchable power. TPC has similarly filed with FERC a petition seeking approval by June 1 of its proposed contract with Northern Indiana. TPC and Whiting Clean Energy, along with Northern Indiana, have also filed a separate petition with the IURC in which they have

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Other Operations (continued)

requested expedited approval for the sale of intermediate dispatchable power this summer from Whiting Clean Energy through TPC to Northern Indiana. Northern Indiana and the OUCC have signed an MOU that may result in a settlement agreement that would allow Northern Indiana to recover the costs of such purchases if certain conditions are met. Under the MOU, the proposed settlement agreement is subject to an independent, third-party review and would require the approval of the IURC, which Northern Indiana does not expect to receive until the third quarter of 2005.

Net Revenues
Net revenues of $5.4 million for the first quarter of 2005 increased by $5.9 million from the first quarter of 2004, due to increased net revenue from the Whiting Clean Energy facility of $2.4 million driven by reduced power generated related steam provided to BP and increased power trading revenues of $1.2 million.

Operating Income
Other Operations reported an operating loss of $5.2 million for the first quarter of 2005, versus an operating loss of $18.0 million for the comparable 2004 period. The decrease in the operating loss resulted primarily from the improved operation of Whiting Clean Energy, the reversal of a $2.1 million legal reserve and lower operation and maintenance expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NiSource Inc.

For a discussion regarding quantitative and qualitative disclosures about market risk see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NiSource’s chief executive officer and its principal financial officer, after evaluating the effectiveness of NiSource’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report. NiSource’s disclosure controls and procedures were adequate and effective to ensure that material information relating to NiSource and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There was no change in NiSource’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, NiSource’s internal control over financial reporting.

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

The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Oral argument on the motions to dismiss was held on March 17 and 18, 2005 before a Special Master. The Special Master is expected to submit a final report and recommendation to the Federal District Court.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

NiSource Inc.

(a)	Exhibits

(10.1)	First Amendment to the Savings Restoration Plan for NiSource Inc. and Affiliates (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K dated January 3, 2005).**

(10.2)	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Current Report on Form 8-K dated January 3, 2005).**

(10.3)	Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, Credit Suisse First Boston, as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank Of Tokyo-Mitsubishi, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents, Barclays Bank Plc, as Administrative Agent and LC Bank, Barclays Capital and Credit Suisse First Boston, as Lead Arrangers and Barclays Capital, as Sole Book Runner, dated as of March 11, 2005 (incorporated by reference to Exhibit 99.1 to the NiSource Inc. Current Report on Form 8-K dated March 11, 2005).

(10.4)	NiSource Inc. Executive Severance Policy, effective as of June 1, 2002 as amended effective January 1, 2005. * **

(10.5)	Second Amendment to the NiSource Corporate Incentive Plan, effective as of January 1, 2004 as amended effective January 1, 2005. * **

(31.1)	Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Gary L. Neale, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

*	Exhibit filed herewith.

**	Management contract or compensatory plan or arrangement of NiSource Inc.

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

NiSource Inc.
(Registrant)

Date: May 5, 2005	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)