Form 10-Q
period 2005-06-30
NISOURCE INC/DE
filed 2005-08-04
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 272,489,710 shares outstanding at July 29, 2005.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2005

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
Columbia	Columbia Energy Group
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
IWC	Indianapolis Water Company
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
APB No. 28	Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”
ARP	Alternative Regulatory Plan
BART	Best Available Retrofit Technology
BBA	British Banker Association
Bcf	Billion cubic feet
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
DOT	U.S. Department of Transportation
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EGU	Electric generating units
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPCA	Electric Power Cost Adjustment
EPS	Earnings per share

DEFINED TERMS (continued)

FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
ITC	Independent Transmission Company (Grid America)
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
Mahonia	Mahonia II Limited
Maine OPA	Maine Office of Public Advocate
Maine PUC	Maine Public Utility Commission
Massachusetts DTE	Massachusetts Department of Telecommunications and Energy
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
MMI	Midwest Market Initiative
MOU	Memorandum of Understanding
MSCP	Morgan Stanley Dean Witter Capital Partners IV, L.P.
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OCC	Office of the Ohio Consumers’ Counsel
OPSB	Ohio Power Siting Board
OUCC	Indiana Office of Utility Consumer Counselor
Piedmont	Piedmont Natural Gas Company, Inc.
PRB	Powder River Basin
PSC	Kentucky Public Service Commission
PUCO	Public Utilities Commission of Ohio
QPAI	Qualified production activities income
RAM	Retainage Adjustment Mechanism
SAILSSM	Stock Appreciation Income Linked SecuritiesSM
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Uncertain Tax Positions”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SIP	State Implementation Plan

DEFINED TERMS (continued)

SO2	Sulfur dioxide
Tcf	Trillion cubic feet
Triana	Triana Energy Holdings
VaR	Value-at-risk and instrument sensitivity to market factors

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Statements of Consolidated Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, except per share amounts)	2005	2004	2005	2004

Net Revenues
Gas Distribution	$658.3	$616.4	$2,485.1	$2,274.8
Gas Transportation and Storage	213.0	206.5	541.9	551.8
Electric	281.9	272.6	564.2	536.1
Other	202.0	148.4	445.5	353.5

Gross Revenues	1,355.2	1,243.9	4,036.7	3,716.2
Cost of Sales	700.5	628.9	2,369.0	2,109.9

Total Net Revenues	654.7	615.0	1,667.7	1,606.3

Operating Expenses
Operation and maintenance	317.9	283.7	655.5	606.1
Depreciation and amortization	136.4	127.3	271.5	252.4
Impairment and loss on sale of assets	20.9	0.3	20.4	1.0
Other taxes	60.1	45.9	163.2	145.9

Total Operating Expenses	535.3	457.2	1,110.6	1,005.4

Operating Income	119.4	157.8	557.1	600.9

Other Income (Deductions)
Interest expense, net	(101.7)	(99.1)	(205.7)	(201.3)
Dividend requirements on preferred stock of subsidiaries	(1.1)	(1.1)	(2.2)	(2.2)
Other, net	3.6	0.1	3.1	2.9

Total Other Income (Deductions)	(99.2)	(100.1)	(204.8)	(200.6)

Income From Continuing Operations Before Income Taxes	20.2	57.7	352.3	400.3
Income Taxes	12.3	22.2	135.7	148.0

Income from Continuing Operations	7.9	35.5	216.6	252.3

Loss from Discontinued Operations — net of taxes	(11.6)	(0.9)	(13.8)	(4.2)
Gain on Disposition of Discontinued Operations — net of taxes	42.7	—	42.5	—

Net Income	$39.0	$34.6	$245.3	$248.1

Basic Earnings (Loss) Per Share ($)
Continuing operations	0.03	0.13	0.80	0.96
Discontinued operations	0.12	—	0.11	(0.01)

Basic Earnings Per Share	0.15	0.13	0.91	0.95

Diluted Earnings (Loss) Per Share ($)
Continuing operations	0.03	0.13	0.76	0.95
Discontinued operations	0.11	—	0.10	(0.01)

Diluted Earnings Per Share	0.14	0.13	0.90	0.94

Dividends Declared Per Common Share	0.23	0.23	0.46	0.46

Basic Average Common Shares Outstanding (millions)	271.2	262.5	270.8	262.4
Diluted Average Common Shares (millions)	273.1	264.5	272.6	264.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(in millions)	2005	2004
	(unaudited)
ASSETS
Property, Plant and Equipment
Utility Plant	$16,367.0	$16,194.1
Accumulated depreciation and amortization	(7,416.0)	(7,247.7)

Net utility plant	8,951.0	8,946.4

Other property, at cost, less accumulated depreciation	423.1	427.5

Net Property, Plant and Equipment	9,374.1	9,373.9

Investments and Other Assets
Assets of discontinued operations and assets held for sale	34.8	38.6
Unconsolidated affiliates	67.1	64.2
Other investments	116.9	113.0

Total Investments and Other Assets	218.8	215.8

Current Assets
Cash and cash equivalents	258.2	29.5
Restricted cash	31.8	56.3
Accounts receivable (less reserve of $77.4 and $55.6, respectively)	474.3	889.1
Gas inventory	213.8	452.9
Underrecovered gas and fuel costs	85.6	293.8
Materials and supplies, at average cost	73.6	70.6
Electric production fuel, at average cost	32.7	29.2
Price risk management assets	97.2	61.1
Exchange gas receivable	195.5	169.6
Regulatory assets	166.1	136.2
Prepayments and other	101.7	96.1

Total Current Assets	1,730.5	2,284.4

Other Assets
Price risk management assets	193.3	148.3
Regulatory assets	566.0	568.4
Goodwill	3,677.3	3,687.2
Intangible assets	513.0	520.3
Deferred charges and other	185.9	189.5

Total Other Assets	5,135.5	5,113.7

Total Assets	$16,458.9	$16,987.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Consolidated Balance Sheets (continued)

	June 30,	December 31,
(in millions)	2005	2004
	(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Common stock — $0.01 par value - 400,000,000 shares authorized, 272,322,505 and 270,625,370 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in-capital	3,958.8	3,924.0
Retained earnings	983.2	925.4
Accumulated other comprehensive loss and other common stock equity	(49.8)	(65.0)

Total common stock equity	4,894.9	4,787.1
Preferred stocks—Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	4,807.3	4,835.9

Total Capitalization	9,783.3	9,704.1

Current Liabilities
Current portion of long-term debt	1,260.1	1,299.9
Short-term borrowings	—	307.6
Accounts payable	390.9	648.4
Dividends declared on common and preferred stocks	63.7	1.1
Customer deposits	92.7	92.2
Taxes accrued	244.2	160.9
Interest accrued	79.7	84.1
Overrecovered gas and fuel costs	54.2	15.5
Price risk management liabilities	74.1	46.9
Exchange gas payable	254.0	325.1
Deferred revenue	29.1	31.5
Regulatory liabilities	29.1	30.2
Accrued liability for postretirement and pension benefits	89.7	85.5
Other accruals	341.7	478.2

Total Current Liabilities	3,003.2	3,607.1

Other Liabilities and Deferred Credits
Price risk management liabilities	6.3	5.5
Deferred income taxes	1,624.6	1,665.9
Deferred investment tax credits	74.0	78.4
Deferred credits	65.0	74.0
Deferred revenue	76.9	86.9
Accrued liability for postretirement and pension benefits	423.9	413.0
Preferred stock liabilities with mandatory redemption provisions	0.6	0.6
Liabilities of discontinued operations	0.3	—
Regulatory liabilities and other removal costs	1,205.4	1,168.6
Other noncurrent liabilities	195.4	183.7

Total Other Liabilities and Deferred Credits	3,672.4	3,676.6

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$16,458.9	$16,987.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2005	2004

Operating Activities
Net income	$245.3	$248.1
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation and amortization	271.5	252.4
Net changes in price risk management activities	(9.0)	2.7
Deferred income taxes and investment tax credits	(81.6)	(11.9)
Deferred revenue	(12.4)	(23.0)
Amortization of unearned compensation	4.7	4.4
Loss (Gain) on sale of assets	(1.4)	1.0
Loss on impairment of assets	21.8	—
Income from unconsolidated affiliates	(2.8)	(0.4)
Gain from sale of discontinued operations	(42.5)	—
Loss from discontinued operations	13.8	4.2
Amortization of discount/premium on debt	9.7	9.4
Other adjustments	(0.4)	1.2
Changes in assets and liabilities:
Accounts receivable	405.2	377.7
Inventories	241.7	196.7
Accounts payable	(250.0)	(46.7)
Customer deposits	0.5	1.7
Taxes accrued	38.5	40.0
Interest accrued	(0.9)	(0.2)
(Under) Overrecovered gas and fuel costs	247.0	47.7
Exchange gas receivable/payable	(61.8)	25.5
Other accruals	(71.5)	(109.5)
Prepayment and other current assets	5.1	33.9
Regulatory assets/liabilities	(27.6)	2.9
Postretirement and postemployment benefits	15.8	19.5
Deferred credits	(8.3)	(13.1)
Deferred charges and other noncurrent assets	(3.1)	(1.5)
Other noncurrent liabilities	6.6	23.0

Net Cash Flows from Continuing Operations	953.9	1,085.7
Net Cash Flows used for Discontinued Operations	(16.2)	(0.2)

Net Cash Flows from Operating Activities	937.7	1,085.5

Investing Activities
Capital expenditures	(243.1)	(237.7)
Proceeds from disposition of assets	7.4	1.6
Other investing activities	9.7	1.0

Net Cash Flows used for Investing Activities	(226.0)	(235.1)

Financing Activities
Retirement of long-term debt	(81.0)	(202.5)
Change in short-term debt	(307.6)	(542.0)
Issuance of common stock and capital contributed	32.1	8.7
Acquisition of treasury stock	(1.6)	(3.7)
Dividends paid — common shares	(124.9)	(121.8)

Net Cash Flows used for Financing Activities	(483.0)	(861.3)

Increase (Decrease) in cash and cash equivalents	228.7	(10.9)
Cash and cash equivalents at beginning of year	29.5	27.1

Cash and cash equivalents at end of period	$258.2	$16.2

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	200.8	194.3
Interest capitalized	0.4	1.2
Cash paid for income taxes	92.8	96.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

Net Income	$39.0	$34.6	$245.3	$248.1
Other comprehensive income, net of taxes
Foreign currency translation adjustment	—	—	—	0.7
Net unrealized gains (losses) on cash flow hedges	(38.2)	(1.5)	16.2	8.5
Net gain (loss) on available for sale securities	(1.0)	(1.0)	0.5	0.5

Total other comprehensive income (loss), net of taxes	(39.2)	(2.5)	16.7	9.7

Total Comprehensive Income (Loss)	$(0.2)	$32.1	$262.0	$257.8

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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. In the Statements of Consolidated Cash Flows for the six months ended June 30, 2004, the classification of the activity in restricted cash balances has been reclassified to an investing activity within “Other investing activities.” NiSource previously presented such changes as an operating activity. For the six months ended June 30, 2004, this resulted in a $7.5 million increase to investing cash flows and a corresponding decrease to operating cash flows from the amounts previously reported.
2.	Recent Accounting Pronouncements
FASB Interpretation No. 47 – Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005, and early adoption is encouraged. NiSource is currently reviewing the legal obligations surrounding future retirement of tangible long-lived assets with regards to this interpretation.
SFAS No. 123 (revised 2004) – Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. NiSource plans to adopt this standard on January 1, 2006, using a modified version of the prospective application as described in the statement.
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” that would interpret SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. NiSource is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2005	2004	2005	2004

Denominator
Basic average common shares outstanding	271,172	262,543	270,752	262,414
Dilutive potential common shares
Nonqualified stock options	429	118	402	166
Shares contingently issuable under employee stock plans	884	1,182	884	1,182
SAILSSM	—	40	—	187
Shares restricted under employee stock plans	622	581	590	636

Diluted Average Common Shares	273,107	264,464	272,628	264,585

4.	Stock Options and Awards
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in millions, except per share data)	2005	2004	2005	2004

Net Income
As reported	39.0	34.6	245.3	248.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.9	1.5	2.9	2.8
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(1.9)	(3.1)	(9.1)	(6.0)

Pro forma	39.0	33.0	239.1	244.9

Earnings per share
Basic - as reported	0.15	0.13	0.91	0.95
- pro forma	0.15	0.13	0.88	0.93
Diluted - as reported	0.14	0.13	0.90	0.94
- pro forma	0.14	0.12	0.88	0.93

NiSource has traditionally awarded stock options to employees at the beginning of each year that vested one year from the date of grant. For stock options granted during January 2005, NiSource awarded stock options that vested immediately, but included a one-year exercise restriction. Due to the one-year vesting terms of the options awarded prior to 2005 and the immediate vesting of the options awarded in January 2005, the pro-forma expense shown for 2005 is weighted in the first quarter. This creates no additional pro-forma expense in the second quarter of 2005, and comparatively high pro-forma expense for the six months ended June 30, 2005 compared to the first half of 2004.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
5.	Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. In connection with the IBM agreement, a total of approximately 1,000 positions have been identified for elimination through the transition period. Over 570 of the impacted employees are expected to become employees of IBM or its subcontractors. As of June 30, 2005, no employees were terminated during the quarter as a result of the agreement with IBM. In June 2005, NiSource recorded a restructuring charge of $16.4 million for estimated severance payments expected to be made in connection with the IBM agreement. Of the $16.4 million restructuring charge recorded for the period, $11.2 million was recorded by the Gas Distribution Operations segment, $2.7 million was recorded by the Gas Transmission and Storage Operations segment, $1.8 million was recorded by the Electric Operations segment, $0.2 million was recorded by the Other Operations segment and $0.5 million was recorded by Corporate. NiSource expects to recognize approximately $20 million in restructuring charges in the third quarter of 2005 for non-cash pension and post-retirement benefit expense related to the severed employees. These restructuring charges are included in “Operation and maintenance” expense on the Statements of Consolidated Income.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Mitchell Station in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees. In connection with these earlier restructuring initiatives, a total of approximately 1,600 management, professional, administrative and technical positions were identified for elimination. As of June 30, 2005, approximately 1,565 employees were terminated, of whom 3 were terminated during the quarter and six months ended June 30, 2005.
Restructuring reserve by restructuring initiative:

	Balance at				Balance at
(in millions)	Dec. 31, 2004	Additions	Benefits Paid	Adjustments	Jun. 30, 2005

Outsourcing initiative	$—	$16.4	$—	$—	$16.4
Columbia merger and related initiatives	14.6	—	(2.1)	(0.8)	11.7

Total	$14.6	$16.4	$(2.1)	$(0.8)	$28.1

NiSource recognized a $16.4 million restructuring liability in the second quarter of 2005 for estimated severance payments to be made as a result of the IBM outsourcing agreement. Adjustments to the restructuring liability were recorded mainly for reductions in estimated expenses related to previous restructuring initiatives. Of the $11.7 million remaining restructuring liability from the Columbia merger and related initiatives, $10.6 million is related to facility exit costs.
6.	Discontinued Operations and Assets Held for Sale
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The assets of the Sand Creek Golf Club, valued at $12.2 million as of June 30, 2005, are reported as assets of discontinued operations. An additional $5.6 million of assets, representing an estimate of land to be sold during the next twelve-months, are reflected as assets held for sale.
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. NiSource has accounted for the assets of these facilities, with a net book value of $17.0 million, as assets held for sale. Based on discussion with the potential buyer, NiSource does not believe that it is likely to sell certain

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
assets formerly held by Transcom that were valued at $6.1 million. These assets were written down to zero in June 2005.
Results from discontinued operations from the golf course assets of Lake Erie Land, Transcom, and adjustments for NiSource’s former exploration and production subsidiary, CER, and water utilities are provided in the following table:

	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

Revenues from discontinued operations	$1.2	$1.1	$2.2	$2.0

Loss from discontinued operations	(17.5)	(1.0)	(21.2)	(6.5)
Income tax benefit	(5.9)	(0.1)	(7.4)	(2.3)

Net Loss from discontinued operations	$(11.6)	$(0.9)	$(13.8)	$(4.2)

The loss from discontinued operations for the current quarter included changes to reserves for contingencies primarily related to CER and an impairment of assets related to Transcom.
The assets of discontinued operations and assets held for sale included net property, plant, and equipment of $34.8 million and $38.6 million at June 30, 2005 and December 31, 2004, respectively. Accrued liabilities for discontinued operations were $0.3 million as of June 30, 2005.
Second quarter 2005 results included a $42.7 million gain on disposition of discontinued operations, net of taxes, resulting from changes to reserves for contingencies related primarily to the previous sale of IWC and other dispositions.
7.	Regulatory Matters
Gas Distribution Operations Related Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of June 2005, approximately 670,000 of Gas Distribution Operations’ residential, small commercial and industrial customers selected an alternate supplier.
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
Since November 1, 2004, Columbia of Ohio has been operating under a new regulatory stipulation approved by the PUCO that expires on October 31, 2008. This regulatory stipulation was contested by the OCC, and on June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. The OCC then filed an appeal with the Supreme Court of Ohio on July 29, 2004, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. On December 8, 2004, the PUCO and Columbia of Ohio filed motions to dismiss the appeal, based upon the OCC’s failure to comply with the Supreme Court of Ohio’s procedural rules. On December 17, 2004, the OCC filed its Memoranda Contra. On March 23, 2005, the Supreme Court of Ohio issued a decision in which it granted the motions to dismiss and dismissed the appeal based upon the OCC’s failure to comply with the Court’s procedural rules. On April 1, 2005, the OCC filed a Motion for Reconsideration with the Supreme Court of Ohio. Columbia of Ohio and the PUCO

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
filed Memoranda Contra on April 8, 2005. On May 25, 2005, the Supreme Court of Ohio denied the OCC’s Motion for Reconsideration.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad-debt recovery requirements in November 2004. As of June 30, 2005, Columbia of Ohio has $34.9 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 – a reduction of $11.4 million from Columbia’s currently effective rate. On June 1, 2005, the PUCO approved Columbia of Ohio, Inc.’s application to adjust its Uncollectible Expense Rider rate.
On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the OPSB notified Columbia that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain OPSB requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the OPSB issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005. On July 7, 2005 a Stipulation and Recommendation was filed in which all parties recommended approval of Columbia’s plans for the construction of the Northern Columbus Loop Natural Gas Pipeline. On August 3, 2005, the OPSB approved Columbia’s construction of the Northern Columbus Loop Natural Gas Pileline Project.
On April 27, 2005, Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. If approved, the increase could go into effect as early as November 1, 2005. The rate filing also includes requests for a performance based rate plan and cost recovery of a steel infrastructure replacement program.
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
Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the third quarter of 2005.
Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Settlement Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the current ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathered the terms of existing contracts that marketers have with Choice customers and established a scope for negotiations. On May 2, 2005, Northern Indiana filed an unopposed motion that provided Parties more time to negotiate terms of the ARP and extend the expiration date of the current ARP to April 30, 2006. This action was approved by the IURC on May 25, 2005. A joint Stipulation and Settlement Agreement resolving all terms of the new ARP among Parties was filed with the IURC on July 13, 2005. The Settlement establishes a four year term

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
that expires May 1, 2010, provides for the continuation of current products and services offered under the current ARP including the GCIM, spells out the terms of Northern Indiana’s merchant role, establishes a risk and reward mechanism to mitigate cost allocations created through Northern Indiana’s Choice program, and a rate moratorium with exceptions for the term of the Agreement. A procedural schedule including a prehearing conference and evidentiary hearing to review testimony explaining the terms of the settlement will be established in the third quarter of 2005. A final IURC decision is expected in the fourth quarter of 2005.
On December 14, 2004, the Maine PUC opened an investigation into the reasonable maintenance and replacement of cast iron facilities of Northern Utilities. The Maine PUC sought Northern Utilities’ opinion regarding the merits of an accelerated cast iron replacement program that would result in the replacement of all cast iron mains and services in Northern Utilities’ distribution system over ten years. Northern Utilities estimated that the incremental cost of such a program over ten years would be $35 million. Northern Utilities took the position that such a program was not necessary, but if the Maine PUC determined that such a program was required, Northern Utilities should be allowed to seek approval for an annual rate adjustment mechanism for the incremental investment associated with the accelerated cast iron replacement program. On March 28, 2005, the Maine PUC approved a settlement between Northern Utilities and the Maine OPA in which Northern Utilities agreed to replace approximately $15 million of cast iron facilities in a portion of its distribution system over a four-year period. The settlement, supported by the Maine PUC Staff Bench Analysis, also allows Northern Utilities to seek approval of an annual rate adjustment mechanism to recover the incremental cost of the accelerated cast iron replacement program. The Maine OPA has agreed not to oppose the request.
Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $29.2 million and $26.8 million were recognized for electric customers for the first half of 2005 and 2004, respectively.
On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003, also known as “Day 1.” In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC will cease operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana incurs new categories of transmission charges based upon MISO’s FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. MISO Day 1 administrative fees were $1.4 million for the first six months of 2005. The Day 1 MISO Schedule 10 administrative fees are currently estimated to be $2.5 to $3.0 million annually.
The MISO has launched the MMI, also known as “Day 2,” implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by the FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the real-time market on April 1, 2005. Northern Indiana and TPC are actively participating in the MMI. Based on the first quarter of market operations, management expects a financial impact of approximately $3.3 million annually in operating expenses for MMI administrative costs. These are in addition to the MISO Day 1 Schedule 10 administrative costs for which Northern Indiana was denied deferral

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
treatment in 2004. MMI energy costs are being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and are recovered through the FAC in accordance with the final IURC order issued on June 1, 2005. The detailed MMI tariff manages aspects of system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real-time resource dispatch for resources under its control on a five-minute basis. The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that protect against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but is allocated FTRs on a seasonal basis and at zero cost, for its use to protect against congestion costs. Northern Indiana retains its obligation for load following and other ancillary services.
Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. On June 15, 2005, Northern Indiana filed testimony and exhibits establishing a new basis for the cap. Northern Indiana received approval from the IURC of its request on July 20, 2005. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Mitchell Station returns to service.
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
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1 and 2, 2004. An IURC order is expected in the third quarter of 2005.
On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could have resulted in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that was contemplated by the MOU would have provided, among other things, for the recovery of Northern Indiana’s costs for intermediate dispatchable power purchased from TPC and would have required Northern Indiana to file a base rate case in 2007. The MOU provided that a settlement was contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the North American Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement did not include MISO costs. The ability to recover or defer MISO costs was to be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). The evaluation study was completed on June 30, 2005 by the engineering firm, Burns and McDonnell. On July 14, 2005, the OUCC filed a notice disavowing the MOU. In addition to confirming the need for a solution to help Northern Indiana meet certain control performance standards, the evaluation study identified several potential, alternative solutions. Northern Indiana continues to work with the OUCC and some of the utility’s industrial customers to explore the various

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
options suggested by the independent study. Northern Indiana anticipates that the parties will collaborate to reach a mutually acceptable solution that will address electric reliability issues.
On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO’s implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO’s implementation of standard market design mechanisms, such as the MISO’s proposed real-time and day-ahead energy markets. The hearing in this matter was completed on February 11, 2005, and an IURC order was issued on June 1, 2005. The order, applicable to Northern Indiana, authorized recovery or deferral of fuel related MISO Day 2 costs but denied recovery or deferral of non-fuel MISO Day 2 costs during Northern Indiana’s rate moratorium.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition with the IURC for approval of an arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana (“Whiting Clean Energy Facility”) which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the ultimate sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. The IURC is expected to issue a final order in late 2005 or early 2006 following an evidentiary hearing, which is scheduled for the fourth quarter of 2005. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $12.8 million for the six months ended June 30, 2005, and $36.8 million from inception to date, while EERM revenues were $2.4 million for the first half of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. ECR-6 is expected to be filed in August 2005.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter had both filed motions requesting the IURC to reconsider its order and were denied. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working to comply with the remainder of the IURC’s order concerning the installation of a backup line.
8.	Risk Management Activities and Energy Trading Activities
NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Hedging Activities. The activity for the second quarter and six months ended June 30, 2005 and 2004 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, net of taxes)	2005	2004	2005	2004

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$148.1	$101.7	$93.7	$91.7

Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	(26.7)	7.3	25.8	28.6

Reclassification adjustment for net gain included in net income	(11.5)	(8.8)	(9.6)	(20.1)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$109.9	$100.2	$109.9	$100.2

Unrealized gains and losses on NiSource’s hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource’s trading portfolio. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $271.0 million and $200.0 million at June 30, 2005 and December 31, 2004, respectively, of which $80.8 million and $51.7 million were included in “Current Assets,” and $190.2 million and $148.3 million were included in “Other Assets.” Price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $71.2 million and $26.7 million at June 30, 2005 and December 31, 2004, respectively, of which $64.9 million and $21.3 million were included in “Current Liabilities,” and $6.3 million and $5.4 million were included in “Other Liabilities and Deferred Credits,” respectively.
During the second quarter of 2005 and 2004, a loss of $0.1 million and zero, net of taxes respectively, were recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the second quarter of 2005 and 2004, NiSource reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $46.0 million, net of taxes.
Commodity Price Risk Programs. Northern Indiana, Northern Indiana Fuel and Light, Kokomo Gas, Northern Utilities, Columbia of Pennsylvania, Columbia of Kentucky and Columbia of Maryland use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $11.6 million and $0.5 million of price risk management assets associated with these programs at June 30, 2005 and December 31, 2004, respectively. In addition, the Consolidated Balance Sheets reflected $0.1 million and $9.2 million of price risk management liabilities associated with these programs at June 30, 2005 and December 31, 2004, respectively.
Northern Indiana offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. Columbia of Virginia started a program in April 2005 similar to the Northern Indiana Price Protection Service, which allows non-jurisdictional customers the opportunity to lock in their gas cost. The Consolidated Balance Sheets reflected $0.6 million and zero of price risk management assets

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
and zero and $5.3 million of price risk management liabilities associated with these programs at June 30, 2005 and December 31, 2004, respectively.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas, as well as options to call on additional volumes that match the anticipated delivery needs of the program and currently uses NYMEX futures and options contracts for these hedge transactions. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected $0.4 million and zero of price risk management assets and zero and $0.8 million of price risk management liabilities at June 30, 2005 and December 31, 2004, respectively, associated with the DependaBill program.
As part of the new MISO Day 2 initiative, Northern Indiana was allocated FTRs. These rights protect the company against congestion losses due to the new MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71.
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
For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Maryland, (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The Consolidated Balance Sheets reflected $2.2 million and $4.6 million of price risk management liabilities associated with these programs at June 30, 2005 and December 31, 2004, respectively.
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
The fair market values of NiSource’s power trading assets and liabilities were $7.9 million and $6.8 million, respectively, at June 30, 2005 and $8.8 million and $11.9 million, respectively, at December 31, 2004.
9. Goodwill Assets
In the quarter ended June 30, 2005, NiSource performed its annual impairment test of goodwill associated with the purchases of Columbia, Northern Indiana Fuel and Light and Kokomo Gas. NiSource’s goodwill assets at June 30, 2005 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill recorded for Northern Indiana Fuel and Light and Kokomo Gas was $13.3 million and $5.5 million, respectively. For the purpose of testing for impairment the goodwill recorded in the acquisition of Columbia, the related subsidiaries were aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. NiSource uses the discounted cash flow method to estimate the fair value of its reporting units for the purposes of this test.
The results of the June 30, 2005 impairment test indicated that no impairment charge was required for the goodwill related to the purchase of Columbia or Northern Indiana Fuel and Light, and that an impairment charge of $10.9 million was required for goodwill related to the purchase of Kokomo Gas. This impairment charge was recorded in June 2005 and is reflected in operating expenses as a Loss on Sale or Impairment of Assets on the Statement of Consolidated Income. Factors contributing to this change were increased income that reduced the “regulatory earnings bank” and limitations on future operating income growth.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
10. Pension and Other Postretirement Benefits
NiSource uses September 30 as its measurement date for its pension and other postretirement benefit plans. NiSource expects to make contributions of $3.6 million to its pension plans and $52.7 million to its other postretirement benefit plans in 2005. As of June 30, 2005, NiSource has contributed $0.1 million to its pension plans and $21.6 million to its other postretirement benefit plans.
The following tables provide the components of the plans’ net periodic benefits cost for the second quarter and six months ended June 30, 2005 and June 30, 2004:

	Pension Benefits		Other Benefits
Three months ended June 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$10.4	$9.8	$2.3	$2.2
Interest cost	32.0	31.7	10.5	9.9
Expected return on assets	(41.1)	(39.3)	(4.0)	(3.5)
Amortization of transitional obligation	—	—	2.5	2.9
Amortization of prior service cost	2.6	2.4	0.2	0.2
Recognized actuarial loss	4.3	4.5	1.0	0.7

Net Periodic Benefits Cost	$8.2	$9.1	$12.5	$12.4

	Pension Benefits		Other Benefits
Six months ended June 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$20.8	$19.6	$4.6	$4.4
Interest cost	64.0	63.4	20.9	19.8
Expected return on assets	(82.2)	(78.6)	(8.0)	(7.0)
Amortization of transitional obligation	—	—	4.9	5.8
Amortization of prior service cost	5.2	4.8	0.4	0.4
Recognized actuarial loss	8.6	9.0	1.9	1.4
Settlement loss	0.4	—	—	—

Net Periodic Benefits Cost	$16.8	$18.2	$24.7	$24.8

11. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at June 30, 2005 and the years in which they expire were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Guarantees of subsidaries debt	$4,010.1	$901.5	$293.1	$32.3	$8.7	$464.0	$2,310.5
Guarantees supporting commodity transactions of subsidiaries	1,153.7	152.7	713.9	26.0	46.4	49.5	165.2
Letters of credit	102.7	0.2	20.6	1.0	80.9	—	—
Other guarantees	303.9	—	—	—	8.0	7.4	288.5

Total commercial commitments	$5,570.4	$1,054.4	$1,027.6	$59.3	$144.0	$520.9	$2,764.2

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
Lines and Letters of Credit. NiSource Finance maintains a revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. At June 30, 2005, NiSource had no guaranteed amounts outstanding under the revolving line of credit. Through this revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $102.7 million for the benefit of third parties.
Other Guarantees. After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy. The total of the outstanding debt guaranteed for Whiting Clean Energy at June 30, 2005 was $322.9 million, of which approximately $300.1 million of debt related to Whiting Clean Energy was included in NiSource’s Consolidated Balance Sheets.
NiSource retains certain operational and financial guarantees with respect to the former PEI subsidiaries and CER. NiSource has retained guarantees of $140.6 million as of June 30, 2005 of debt outstanding related to three of the PEI projects. In addition, NiSource has retained several operational guarantees related to the former PEI subsidiaries. These operational guarantees are related to environmental compliance, inventory balances, employee relations, and a residual future purchase guarantee. The fair value of the guarantees was determined to be $11.1 million and a portion of the net proceeds in the sale amount were assumed allocated to the guarantees as prescribed by FIN 45.
Off Balance Sheet Items. NiSource has purchase and sales agreement guarantees totaling $85.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has issued guarantees, which support up to approximately $1.2 billion of commodity-related payments for its current and former subsidiaries. Refer to the discussion above in this Note 11-A, “Guarantees and Indemnities — Guarantees Supporting Commodity Transactions of Subsidiaries” for additional information.
NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. As of June 30, 2005, approximately 17.8 Bcf remained to be delivered under the forward sales agreements. NiSource is indemnified by Triana, and MSCP will fund up to a maximum of $25.3 million of additional equity to Triana to support Triana’s indemnity, for Triana’s gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. NiSource believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $25.3 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by NiSource due to Triana’s non-performance under the Mahonia agreements. Accordingly, NiSource has not recognized a liability related to the retention of the Mahonia guarantees.
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
As of June 30, 2005, a reserve of approximately $71.2 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.
Gas Distribution Operations and Gas Transmission and Storage Operations.
There were no new environmental matters relating to Gas Distribution Operations or Gas Transmission and Storage Operations during the first six months of 2005.
Electric Operations.
Air. On June 28 and 29, 2004, the EPA responded to the states’ initial recommendations for the EPA designation of areas meeting and not meeting the NAAQS for fine particles. (Fine particles are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM2.5.) The EPA’s PM2.5 nonattainment designations were announced on December 17, 2004, and published in the Federal Register on January 5, 2005. The designations became effective on April 5, 2005. Indiana has disputed some of the June 2004, EPA designation recommendations and submitted final 2004 monitoring data on February 17, 2005, for EPA re-evaluation of the disputed areas. On March 7, 2005, the Indiana Attorney General filed a legal action on behalf of the IDEM asking that all but three areas (none of these three areas are in Northern Indiana’s service territory) be removed from the EPA’s nonattainment list. The EPA is expected to finalize by early 2006, an implementation rule detailing state obligations to bring the nonattainment areas into attainment with the PM2.5 NAAQS. Indiana and other states will be required to finalize state rulemaking by April 2008 that specify emissions reductions consistent with the final EPA implementation rule to bring the designated areas into attainment by as early as April 2010. Northern Indiana will continue to closely monitor developments in this area.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern States, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. Phase I reductions would be required by January 2009 and January 2010 for NOx and SO2, respectively. Phase II reductions for both NOx and SO2 would be required by January 2015. Emission trading programs would be established to meet the emission caps. As an affected state, Indiana is required to initiate a state rule making, for submittal to the EPA by September 11, 2006, creating rules, or a SIP, detailing how it will implement the federal rule and meet the emission caps. In June 2005, Indiana initiated the process to develop a state rule to implement the EPA CAIR. The final form of the state rule will determine whether Northern Indiana and other utilities in the state will be able to participate in the EPA’s emission trading programs and impact the level of control required for each unit. Northern Indiana will

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
On March 15, 2005, the EPA issued the CAMR, that will require mercury emissions reductions from electric power generating stations. The rule establishes a two-phased reduction of mercury from Indiana electric utilities by establishing a cap-and-trade program with a state-wide annual cap on emissions. The first phase begins in 2010, a second phase in 2018, designed to achieve about a 70% reduction in utility emissions of mercury. Emission trading programs could be established to assist compliance with these emission caps. In June 2005, Indiana initiated the state process to develop a state rule to implement the EPA’s CAMR. The final form of the state rule implementing the CAMR will determine Northern Indiana’s ability to participate in the federal trading program and impact the level of control required for each unit. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
As an alternative to the regulatory approach defined in the CAIR and CAMR rules, as discussed above, the Bush Administration is attempting to pursue multi-pollutant legislation in 2005, the Clear Skies Act, which would require significant reductions of SO2, NOx and mercury emissions from electric power generating stations, including Northern Indiana’s stations. The proposed legislation contains phased-in reductions for these three pollutants under alternative control approaches, including trading programs. The current proposal has not been passed out of its legislative committee and may still be revisited by Congress either later this year or at some point in the future. Until the legislation passes and/or the rulemaking is completed by the EPA and implemented by the states, the potential impact on Northern Indiana will be uncertain. Nonetheless, if implemented, these potential reduction requirements could impose substantial costs on affected utilities, including Northern Indiana.
On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States by implementing state emission reduction rules. These amendments would apply to the BART for eligible industrial facilities emitting air pollutants that reduce visibility. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, SO2 and particulate matter from coal-fired boilers including Northern Indiana’s electric generating stations, depending upon the outcome of multi-pollutant regulations/legislation. On July 6, 2005, EPA finalized Regional Haze Regulations and Guidelines for BART Determinations that allow states that opt to participate in the CAIR cap-and-trade program to not require affected BART-eligible EGU’s to install, operate and maintain BART. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.
Water. On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems whose compliance is based on any of five options. To determine the impacts of the Bailly Station’s intake on the aquatic organisms in Lake Michigan, a detailed background biological sampling program was initiated in April 2005 and will continue for at least one year. The results of this sampling program will be utilized to choose the appropriate compliance option, or combination of options, for the facility. Specific impacts and available compliance options of the final Phase II rule for the remaining two operating Northern Indiana generating stations are still in the process of being determined at this time.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
12. Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss, which is included in “Common stock equity,” on the Consolidated Balance Sheets.

	June 30,	December 31,
(in millions)	2005	2004

Other comprehensive loss, before taxes:
Unrealized gains (losses) on securities	$0.4	$(0.4)
Unrealized gains on cash flow hedges	165.7	142.8
Minimum pension liability adjustment	(243.6)	(243.6)

Other comprehensive loss, before taxes:	(77.5)	(101.2)

Income tax benefit related to items of other comprehensive loss	42.8	49.8

Total Accumulated Other Comprehensive Loss, net of taxes	$(34.7)	$(51.4)

13. Income Taxes
For the six months ended June 30, 2005 and 2004, NiSource’s provision for income taxes was calculated in accordance with APB. No 28. Accordingly, the interim effective tax rate reflects the estimated annual effective tax rate for 2005. The effective tax rate differs from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and certain non-deductible expenses such as the goodwill impairment recorded in the second quarter of 2005.
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
The following table provides information about business segments. NiSource uses operating income as its primary measurement for each of the reported segments and makes decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

REVENUES
Gas Distribution Operations
Unaffiliated	$747.9	$702.5	$2,764.5	$2,561.1
Intersegment	0.5	0.5	(0.3)	3.2

Total	748.4	703.0	2,764.2	2,564.3

Gas Transmission and Storage Operations
Unaffiliated	137.9	133.3	296.1	300.2
Intersegment	57.9	61.4	129.4	131.3

Total	195.8	194.7	425.5	431.5

Electric Operations
Unaffiliated	281.6	263.8	563.1	519.6
Intersegment	0.4	3.6	1.3	8.7

Total	282.0	267.4	564.4	528.3

Other Operations
Unaffiliated	187.7	135.3	412.2	318.2
Intersegment	4.8	9.2	9.8	14.3

Total	192.5	144.5	422.0	332.5

Adjustments and eliminations	(63.5)	(65.7)	(139.4)	(140.4)

Consolidated Revenues	$1,355.2	$1,243.9	$4,036.7	$3,716.2

Operating Income (Loss)
Gas Distribution Operations	$5.7	$15.1	$280.6	$300.1
Gas Transmission and Storage Operations	76.8	73.5	186.3	184.9
Electric Operations	61.0	82.0	126.4	140.8
Other Operations	(8.9)	(7.8)	(14.1)	(25.5)
Corporate	(15.2)	(5.0)	(22.1)	0.6

Consolidated Operating Income	$119.4	$157.8	$557.1	$600.9

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, the effectiveness of NiSource’s outsourcing initiative, actual operating experience of NiSource assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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
For the second quarter of 2005, NiSource reported $7.9 million from continuing operations, or $0.03 per share, while for the six months ended June 30, 2005, NiSource reported income from continuing operations of $216.6 million, or $0.80 per share. This compares to income from continuing operations of $35.5 million, or $0.13 per share, for the year-ago quarter and income from continuing operations of $252.3 million, or $0.96 per share for the six months ended June 30, 2004. The quarterly difference was primarily due to $31.2 million of restructuring expenses, consulting fees, and charges for obsolete software systems recorded in connection with the outsourcing agreement with IBM and other business transformation activities. For the second half of 2005, NiSource expects to recognize an additional $40 million to $45 million of additional charges in connection with the outsourcing agreement and other business transformation activities. Second quarter 2005 results also include a $10.9 million impairment charge related to goodwill at Kokomo Gas which is currently under an earnings cap.
Also during the second quarter and first six months of 2005, costs increased in the electric business stemming from the implementation of the MISO and higher generation expenses. Revenues in the natural gas transmission and storage business continued to be affected by NiSource pipelines’ new long-term contracts with their largest customers that were renegotiated over the past two years. Partially offsetting the declines were increased electric and gas sales due to favorable weather conditions compared with the year-ago period, and remarketing efforts within Gas Transmission and Storage Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Contributing to the decline in EPS was an increase in the average number of shares outstanding at June 30, 2005, compared to the year earlier, due primarily to the issuance of approximately 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts associated with the SAILSSM on November 1, 2004.
NiSource has progressed towards its key initiatives in the first half of 2005 to build a platform for long-term sustainable growth in 2006 and beyond. As discussed in NiSource’s annual report on Form 10-K, NiSource expects that its financial results for 2005 will continue to be negatively impacted by regulatory proceedings and pipeline re-contracting that took place in 2004 and several operational and financial initiatives underway.
NiSource Corporate Services and IBM signed a definitive agreement for IBM to provide a broad range of business transformation and outsourcing services to NiSource. The 10-year agreement is expected to deliver upwards of $530 million in gross savings in operating and capital costs across NiSource’s 15 primary operating subsidiaries over the course of the contract, as well as provide technology advances and enhanced service capabilities. This does not include savings from other transformation projects such as a work management system or additional opportunities in supply chain. IBM began providing service to NiSource on July 1, 2005 .
As a regulated company, NiSource is exposed to regulatory risk and manages this risk by monitoring its operations and working with various regulatory bodies to maintain a business that continues to provide value for its customers and stockholders in this changing environment. During the first six months of 2005, NiSource continued to make progress with regulatory and commercial initiatives that began in 2004. Northern Indiana continues to work with the OUCC and some of the utility’s industrial customers to explore various options to address Northern Indiana’s need for additional power to meet its unique customer load. Northern Indiana continues to be optimistic that the parties can collaborate to reach a mutually acceptable solution that will address electric reliability issues. Whiting Clean Energy, another NiSource subsidiary, offers an immediate, economic and dependable solution to the reliability concerns for Northern Indiana customers. The IURC on July 1, 2005 issued an interim order approving Northern Indiana purchases of Whiting Clean Energy power necessary to meet those reliability concerns. The order allows Northern Indiana to recover only the fuel costs associated with such purchases through the normal fuel cost adjustment process.
On April 27, 2005, Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. If approved, the increase could go into effect as early as November 1, 2005. The rate filing also includes requests for a performance based rate plan and cost recovery of a steel infrastructure replacement program.
Whiting Clean Energy completed renegotiation of the terms of its agreement with BP’s oil refinery in Whiting, Indiana. Under the revised agreement, Whiting Clean Energy will continue to meet BP’s need for steam, while reducing the power plant’s required run time.
NiSource’s Gas Transmission and Storage Operations segment, under the leadership of Chris Helms, Pipeline Group President, who joined NiSource in April 2005, is well positioned to identify and capture long-term growth opportunities by helping meet increasing market demand for natural gas in the eastern United States. NiSource’s Columbia Transmission recently launched an open season for a proposed expansion of its natural gas transmission system in the Tidewater, Virginia area. An open season was held recently for Millennium Pipeline, which is targeting a November 1, 2007, in-service date, pending the receipt of necessary approvals. Hardy Storage is on track to develop a natural gas storage field from a depleted natural gas production field in Hardy and Hampshire Counties, West Virginia. Hardy Storage, which is being jointly developed by Columbia Transmission and a subsidiary of Piedmont, filed its formal project application with the FERC in April 2005.
NiSource also continued to strengthen its financial position through management of the balance sheet and expenses. In March 2005, NiSource entered into a $1.25 billion revolving credit agreement to fund future working capital requirements and other corporate needs. The new five-year agreement replaces existing agreements and is expected to reduce interest expense by approximately $0.9 million during the calender year and by about $1.2 million annually thereafter.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Results of Operations
The Quarter Ended June 30, 2005
Net Income
NiSource reported net income of $39.0 million, or $0.15 per share, for the three months ended June 30, 2005, compared to net income of $34.6 million, or $0.13 per share, for the second quarter of 2004. NiSource’s net income reflects the $31.1 million impact of discontinued operations recorded in the second quarter of 2005, the result of changes to reserves for contingencies related to the previous sale of discontinued assets and an impairment charge for certain discontinued assets. All per share amounts are basic earnings per share. Operating income was $119.4 million, a decrease of $38.4 million from the same period in 2004.
Basic average shares of common stock outstanding for the three months ended June 30, 2005 were 271.2 million compared to 262.5 million at June 30, 2004. The increase was primarily due to the issuance during the fourth quarter of 2004 of 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource’s SAILSSM.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. These trackers increase both operating expenses and net revenues and have essentially no impact on total operating income results. Approximately $6 million of the increase in operating expenses was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2005, were $654.7 million, a $39.7 million increase from the same period last year. The increased net revenues resulted from increased gas and electric sales of approximately $13 million due to favorable weather conditions, $8.9 million from a third party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, approximately $14 million from regulatory initiatives, including the expiration of the 1999 stipulation for Columbia of Ohio and the impact of trackers discussed above, partially offset by the impact of the re-contracting of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities.
Expenses
Operating expenses for the second quarter of 2005 were $535.3 million, an increase of $78.1 million from the 2004 period. The increase was primarily due to $31.2 million of expenses recognized in the current quarter for the outsourcing agreement with IBM and other associated business transformation activities. These expenses included a restructuring charge of $16.4 million, $3.9 million of consulting fees and a $10.9 million charge for obsolete software systems. In addition, second-quarter 2005 results include a $10.9 million impairment charge related to goodwill at Kokomo Gas, higher other tax expense of $14.2 million due primarily to a favorable accrual adjustment to estimated property taxes recorded in the second quarter of 2004, and $9.1 million higher depreciation primarily the result of the expiration of the 1999 stipulation for Columbia of Ohio.
Other Income (Deductions)
Interest expense, net was $101.7 million for the quarter, an increase of $2.6 million compared to the second quarter of 2004, due primarily to higher short-term interest rates. Other, net was $3.6 million for the current quarter compared to $0.1 million of income for the comparable 2004 period due to increased interest income.
Income Taxes
Income tax expense for the second quarter of 2005 was $12.3 million, a decrease of $9.9 million compared to the 2004 period, due primarily to lower pre-tax income. The income tax expense represented a 60.9% effective tax rate for the second quarter of 2005. This resulted because no tax benefit was recorded for the goodwill impairment charge that is not deductible for tax purposes and additional taxes from Ohio income tax law changes enacted on June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Results of Operations
Six Months Ended June 30, 2005
Net Income
NiSource reported net income of $245.3 million, or $0.91 per share, for the six months ended June 30, 2005, compared to $248.1 million, or $0.95 per share, for the first six month of 2004. Operating income was $557.1 million, a decrease of $43.8 million from the same period in 2004. NiSource’s net income reflects the $28.7 million impact of discontinued operations recorded in the first half of 2005, the result of changes to reserves for contingencies related to the previous sale of discontinued assets and an impairment charge for certain discontinued assets.
Basic average shares of common stock outstanding for the six months ended June 30, 2005 were 270.8 million compared to 262.4 million at June 30, 2004. The increase was primarily due to the issuance during the fourth quarter of 2004 of 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource’s SAILSSM.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. These trackers increase both operating expenses and net revenues and have essentially no impact on total operating income results. Approximately $23 million of the increase in operating expenses was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2005, were $1,667.7 million, a $61.4 million increase from the same period last year. The increased revenues resulted from approximately $44 million from regulatory initiatives, including the expiration of the 1999 stipulation for Columbia of Ohio and the impact of trackers discussed above, approximately $11 million in increased gas and electric sales due to favorable weather conditions, $8.9 million from a third party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, partially offset by the $11.1 million impact of the re-contracting of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities.
Expenses
Operating expenses for the first six months of 2005 were $1,110.6 million, an increase of $105.2 million from the 2004 period. The increase was primarily the result of $32.5 million of expenses recognized in the current quarter for the outsourcing agreement with IBM and other associated business transformation activities. These expenses included a restructuring charge of $16.4 million, $5.2 million of consulting fees and a $10.9 million charge for obsolete software systems. In addition, 2005 results include a $10.9 million impairment charge related to goodwill at Kokomo Gas, higher other tax expense of $17.3 million due primarily to a favorable accrual adjustment to estimated property taxes recorded in the second quarter of 2004, higher depreciation of $19.1 million primarily the result of the expiration of the 1999 stipulation for Columbia of Ohio, and the impact of trackers discussed above.
Other Income (Deductions)
Interest expense, net was $205.7 million for the first six months of 2005 compared to $201.3 million for the first six months of last year. This increase of $4.4 million was mainly due to higher short-term interest rates.
Income Taxes
Income tax expense for the first six months of 2005 was $135.7 million, a decrease of $12.3 million compared to the 2004 period, due primarily to lower pre-tax income. The effective tax rate of 38.5% reflects the impact of the non-deductible goodwill impairment charge and increased taxes related to Ohio income tax law changes enacted on June 30, 2005, offset by an income tax benefit from an electric production deduction (discussed below).
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
Operating Activities. Net cash from operating activities for the six months ended June 30, 2005 was $937.7 million, a decrease of $147.8 million from the comparable 2004 period. This decrease was due primarily to the impact of deferred taxes, which changed due to the timing of gas purchase expense. Cash from working capital decreased $13.0 million from the comparable period mainly due to an increased use of cash for accounts payable as compared to the first half of 2004, partly offset by an increase in the collection of underrecovered gas and fuel cost.
Investing Activities. Capital expenditures of $243.1 million in the first six months of 2005 were $5.4 million higher than the comparable 2004 period. The spending for the first six months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in the remaining 2005 periods as compared to last year, mainly to support increased pipeline integrity related work and growth initiatives within Gas Transmission and Storage Operations.
Financing Activities. At June 30, 2005, NiSource had no borrowings under the company’s line of credit and NiSource’s shelf capacity was $1.85 billion.
Long-term Debt
NiSource is moving forward on an opportunity, announced earlier this year, to refinance $1.1 billion of Columbia debentures that become callable on November 28, 2005. The company has received offers to purchase an aggregate of $900 million of unregistered senior notes issuable in 7-, 10-, 11- and 20-year tranches at a weighted average interest rate of 5.52%, with settlement scheduled for November 28, 2005. The transaction is subject to the purchasers’ due diligence and negotiation of definitive agreements. NiSource expects to finalize the documentation by mid-August and will announce specific details after definitive agreements are executed.
During July 2005, Northern Indiana redeemed $34.0 million of its medium-term notes with an average interest rate of 6.62%
During June 2005, Northern Indiana redeemed $39.3 million of its medium-term notes and Bay State redeemed $10 million of its medium-term notes with an average interest rate of 6.79% and 6.58%, respectively.
During April 2005, NiSource redeemed $30.0 million of Capital Markets medium-term notes, with an average interest rate of 7.67%.
On November 23, 2004, NiSource Finance issued $450 million of five-year floating rate unsecured notes that mature November 23, 2009. The notes are callable, at par, on or after November 23, 2006. Subsequently, on December 10, 2004, NiSource Finance used $250 million of the proceeds from the $450 million floating rate note offering to redeem $250 million of existing floating rate notes that were due May 2005. The remaining proceeds were used to repay a portion of NiSource Finance short-term borrowings.

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
Credit Facilities
During March 2005, NiSource Finance obtained a new $1.25 billion five-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an expiring $500 million 364-day credit facility, as well as a $750 million three-year credit facility that would have expired in March 2007. NiSource had no outstanding credit facility advances at June 30, 2005 and $307.6 million at December 31, 2004, at a weighted average interest rate of 3.04%. NiSource had $237.3 million of short-term investment balances at June 30, 2005. As of June 30, 2005 and December 31, 2004, NiSource had $102.7 million and $111.6 million of stand-by letters of credit outstanding, respectively. At June 30, 2005, $80.9 million of the $102.7 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource obtained during February 2004. Of the remaining $21.8 million of stand-by letters of credit outstanding at June 30, 2005, $18.2 million resided under NiSource’s five-year revolving credit facility and $3.6 million resided under an uncommitted arrangement with another financial institution. As of June 30, 2005, $1,231.8 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables
On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement, which originally expired in May 2005 was extended for another year on May 13, 2005, and now has a scheduled expiration date of May 12, 2006, and can be renewed again if mutually agreed to by both parties. As of June 30, 2005, $175 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreement will expire on December 26, 2005, but can be renewed if mutually agreed to by both parties. As of June 30, 2005, NRC had sold $140.4 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by NRC. Northern Indiana receives a fee, which provides adequate compensation, for such services.

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
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during the second quarter of 2005, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $4.8 million and $9.6 million for the quarter and six months ended June 30, 2005, respectively.
Due to the nature of the industry, credit risk is a factor in many of NiSource’s business activities. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative contracts such as interest rate swaps, credit risk arises when counterparties are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments, stand-by letters of credit and guarantees. Because many of NiSource’s exposures vary with changes in market prices, NiSource also estimates the potential credit exposure over the remaining term of transactions through statistical analysis of market prices. In determining exposure, NiSource considers collateral that it holds to reduce individual counterparty credit risk.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
The fair values of the contracts related to NiSource’s trading operations, the activity affecting the changes in the fair values during the second quarter of 2005, the sources of the valuations of the contracts during 2005 and the years in which the remaining contracts (all power trading) mature are:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2005	June 30, 2005

Fair value of contracts outstanding at the beginning of the period	$0.8	$(3.0)
Contracts realized or otherwise settled during the period (including net option premiums received)	—	(0.8)
Fair value of new contracts entered into during the period	(3.8)	(1.3)
Other changes in fair values during the period	4.0	6.1

Fair value of contracts outstanding at the end of the period	$1.0	$1.0

(in millions)	2005	2006	2007	2008	2009	After

Prices from other external sources	$1.0	$—	$—	$—	$—	$—
Prices based on models/other method	—	—	—	—	—	—

Total fair values	$1.0	$—	$—	$—	$—	$—

The caption “Prices from other external sources” generally includes contracts traded on electronic exchanges and over-the-counter contracts whose value is based on published indices or other publicly available pricing information. Contracts shown within “Prices based on models/other method” are generally valued employing the widely used Black-Scholes option-pricing model.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was effectively zero, during the second quarter of 2005 and will likely remain that way going forward. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.2 million and $0.1 million during the second quarter of 2005, respectively. Prospectively, management has set the VaR limits at $2.5 million for power trading and $0.5 million for gas marketing. Exceeding the VaR limits would result in management actions to reduce portfolio risk.
Refer to Note 8, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
NiSource has issued guarantees that support up to approximately $1.2 billion of commodity-related payments for its current subsidiaries involved in energy marketing and power trading and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
NiSource has purchase and sales agreement guarantees totaling $85.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 8, “Risk Management and Energy Trading Activities,” and Note 11-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. As of June 30, 2005, approximately 17.8 Bcf remained to be delivered under the forward sales agreements. NiSource is indemnified by Triana, and MSCP will fund up to a maximum of $25.3 million of additional equity to Triana to support Triana’s indemnity, for Triana’s gas delivery and related obligations to Mahonia. The MSCP commitment declines over time in concert with the surety bonds and the guaranteed obligation to deliver gas to Mahonia.
Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. NiSource believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, combined with the Triana indemnity and the $25.3 million of further commitments to Triana from MSCP, adequately offset any losses that may be incurred by NiSource due to Triana’s non-performance under the Mahonia agreements. Accordingly, NiSource has not recognized a liability related to the retention of the Mahonia guarantees.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

Net Revenues
Sales Revenues	$669.8	$627.8	$2,508.8	$2,307.3
Less: Cost of gas sold	479.3	462.0	1,897.0	1,742.8

Net Sales Revenues	190.5	165.8	611.8	564.5
Transportation Revenues	78.6	75.2	255.4	257.0

Net Revenues	269.1	241.0	867.2	821.5

Operating Expenses
Operation and maintenance	169.3	145.7	368.0	329.0
Depreciation and amortization	56.3	48.6	112.1	96.3
Loss on sale or impairment of assets	10.5	—	10.5	—
Other taxes	27.3	31.6	96.0	96.1

Total Operating Expenses	263.4	225.9	586.6	521.4

Operating Income	$5.7	$15.1	$280.6	$300.1

Revenues ($ in Millions)
Residential	424.7	335.8	1,686.4	1,450.9
Commercial	138.2	116.8	569.5	512.7
Industrial	40.4	38.0	115.0	118.7
Transportation	78.6	75.2	255.4	257.0
Off System Sales	69.1	114.5	120.3	155.3
Other	(2.6)	22.7	17.6	69.7

Total	748.4	703.0	2,764.2	2,564.3

Sales and Transportation (MMDth)
Residential sales	29.6	27.6	138.7	137.4
Commercial sales	10.9	11.6	50.4	53.0
Industrial sales	4.0	4.3	11.8	12.4
Transportation	108.3	112.8	283.0	300.0
Off System Sales	9.1	19.0	16.3	26.0
Other	0.1	0.1	0.3	0.4

Total	162.0	175.4	500.5	529.2

Heating Degree Days	486	434	3,159	3,158
Normal Heating Degree Days	483	483	3,110	3,138
% Colder (Warmer) than Normal	1%	(10%)	2%	1%

Customers
Residential			2,411,482	2,303,083
Commercial			213,298	211,704
Industrial			5,405	5,863
Transportation			673,471	753,654
Other			61	61

Total			3,303,717	3,274,365

NiSource’s natural gas distribution operations serve approximately 3.3 million customers in nine states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky, Maryland, New Hampshire and Maine. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
over 71% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.
Restructuring
In connection with the IBM agreement mentioned previously, Gas Distribution Operations recorded a restructuring charge of $11.2 million, of which $7.4 million was allocated from NiSource Corporate Services. Refer to Note 5, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
Regulatory Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of June 2005, approximately 670,000 of Gas Distribution Operations’ residential, small commercial and industrial customers selected an alternate supplier.
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
Since November 1, 2004, Columbia of Ohio has been operating under a new regulatory stipulation approved by the PUCO that expires on October 31, 2008. This regulatory stipulation was contested by the OCC, and on June 9, 2004, the PUCO denied the OCC’s Second Application for Rehearing. The OCC then filed an appeal with the Supreme Court of Ohio on July 29, 2004, contesting the PUCO’s May 5, 2004 order on rehearing, which granted in part Columbia of Ohio’s joint application for rehearing, and the PUCO’s June 9, 2004 order, denying the OCC’s Second Application for Rehearing. Columbia of Ohio intervened in the appellate proceeding. On December 8, 2004, the PUCO and Columbia of Ohio filed motions to dismiss the appeal, based upon the OCC’s failure to comply with the Supreme Court of Ohio’s procedural rules. On December 17, 2004, the OCC filed its Memoranda Contra. On March 23, 2005, the Supreme Court of Ohio issued a decision in which it granted the motions to dismiss and dismissed the appeal based upon the OCC’s failure to comply with the Court’s procedural rules. On April 1, 2005, the OCC filed a Motion for Reconsideration with the Supreme Court of Ohio. Columbia of Ohio and the PUCO filed Memoranda Contra on April 8, 2005. On May 25, 2005, the Supreme Court of Ohio denied the OCC’s Motion for Reconsideration.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad-debt recovery requirements in November 2004. As of June 30, 2005, Columbia of Ohio has $34.9 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 – a reduction of $11.4 million from Columbia’s currently effective rate. On June 1, 2005, the PUCO approved Columbia of Ohio, Inc.’s application to adjust its Uncollectible Expense Rider rate.
On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
the OPSB notified Columbia that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain OPSB requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the OPSB issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005. On July 7, 2005 a Stipulation and Recommendation was filed in which all parties recommended approval of Columbia’s plans for the construction of the Northern Columbus Loop Natural Gas Pipeline. On August 3, 2005, the OPSB approved Columbia’s construction of the Northern Columbus Loop Natural Gas Pipeline Project.
On April 27, 2005, Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. If approved, the increase could go into effect as early as November 1, 2005. The rate filing also includes requests for a performance based rate plan and cost recovery of a steel infrastructure replacement program.
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
Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the third quarter of 2005.
Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Settlement Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the current ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathered the terms of existing contracts that marketers have with Choice customers and established a scope for negotiations. On May 2, 2005, Northern Indiana filed an unopposed motion that provided Parties more time to negotiate terms of the ARP and extend the expiration date of the current ARP to April 30, 2006. This action was approved by the IURC on May 25, 2005. A joint Stipulation and Settlement Agreement resolving all terms of the new ARP among Parties was filed with the IURC on July 13, 2005. The Settlement establishes a four year term that expires May 1, 2010, provides for the continuation of current products and services offered under the current ARP including the GCIM, spells out the terms of Northern Indiana’s merchant role, establishes a risk and reward mechanism to mitigate cost allocations created through Northern Indiana’s Choice program, and a rate moratorium with exceptions for the term of the Agreement. A procedural schedule including a prehearing conference and evidentiary hearing to review testimony explaining the terms of the settlement will be established in the third quarter of 2005. A final IURC decision is expected in the fourth quarter of 2005.
On December 14, 2004, the Maine PUC opened an investigation into the reasonable maintenance and replacement of cast iron facilities of Northern Utilities. The Maine PUC sought Northern Utilities’ opinion regarding the merits of an accelerated cast iron replacement program that would result in the replacement of all cast iron mains and services in Northern Utilities’ distribution system over ten years. Northern Utilities estimated that the incremental cost of such a program over ten years would be $35 million. Northern Utilities took the position that such a program was not necessary, but if the Maine PUC determined that such a program was required, Northern Utilities should be allowed to seek approval for an annual rate adjustment mechanism for the incremental investment associated with the accelerated cast iron replacement program. On March 28, 2005, the Maine PUC approved a settlement between Northern Utilities and the Maine OPA in which Northern Utilities agreed to replace approximately $15 million of cast iron facilities in a portion of its distribution system over a four-year period. The settlement, supported by the Maine PUC Staff Bench Analysis, also allows Northern Utilities to seek approval of an annual rate adjustment

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
mechanism to recover the incremental cost of the accelerated cast iron replacement program. The Maine OPA has agreed not to oppose the request.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of June 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 11-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Distribution Operations.
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
Weather in the Gas Distribution Operation’s territories for the second quarter of 2005 was 12% colder than the comparable quarter in 2004, and 1% colder than normal.
For the first six months of 2005, weather was 2% colder than normal and slightly colder than the first six months of 2004.
Throughput
Total volumes sold and transported of 162.0 MMDth for the second quarter of 2005 decreased 13.4 MMDth from the same period last year. This decrease in volume is mainly attributed to lower off-system sales.
For the six month period ended June 30, 2005, total volumes sold and transported were 500.5 MMDth, a decrease of 28.7 MMDth from the same period in 2004 primarily reflecting decreased off-system sales and transportation sales in the first half of 2005 compared to the first half of 2004.
Net Revenues
Net revenues for the three months ended June 30, 2005 were $269.1 million, an increase of $28.1 million from the same period in 2004. This was primarily the result of an increase in revenues recognized for trackers of $7.7 million, which are offset in operating expense, $6.0 million in increased revenue due to the impact of favorable weather conditions as compared to the comparable period in 2004, $5.9 million gas cost adjustment and $3.5 million in increased revenues from regulatory sharing mechanisms.
For the six month period ended June 30, 2005, net revenues were $867.2 million, a $45.7 million increase from the same period in 2004, largely due to increased revenues recognized for trackers of $26.5 million, which are offset in operating expense. Revenues also increased due to the expiration of the 1999 stipulation for Columbia of Ohio, which resulted in $9.1 million of additional revenue, $5.8 million in increased revenue from regulatory sharing mechanisms and a favorable weather impact of $4.3 million from the comparable period last year.
Operating Income
For the second quarter of 2005, Gas Distribution Operations reported operating income of $5.7 million, a decrease of $9.4 million from the same period in 2004. The decrease in operating income was mainly attributable to a restructuring charge of $11.2 million associated with the IBM agreement, a $10.9 million impairment loss recognized for goodwill at Kokomo Gas and increased depreciation expense associated with the expiration of the 1999 stipulation for Columbia of Ohio. These increases in expenses were partially offset by the increase in net revenues described above and lower sales tax accruals.
Operating income for the first six months of 2005 totaled $280.6 million, a $19.5 million decrease compared to the same period in 2004 largely due to the restructuring charge of $11.2 million associated with the IBM agreement and the $10.9 million goodwill impairment loss for Kokomo Gas that was recognized in the second quarter of 2005 and increased depreciation expense associated with the expiration of the 1999 stipulation for Columbia of Ohio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

Operating Revenues
Transportation revenues	$150.2	$148.4	$328.6	$336.7
Storage revenues	44.0	44.5	89.2	89.7
Other revenues	1.6	1.8	7.7	5.1

Total Operating Revenues	195.8	194.7	425.5	431.5
Less: Cost of gas sold	6.4	6.5	11.9	10.4

Net Revenues	189.4	188.2	413.6	421.1

Operating Expenses
Operation and maintenance	69.8	71.1	141.2	149.4
Depreciation and amortization	28.6	29.4	56.7	57.7
Loss on sale or impairment of assets	—	0.3	—	0.3
Other taxes	14.2	13.9	29.4	28.8

Total Operating Expenses	112.6	114.7	227.3	236.2

Operating Income	$76.8	$73.5	$186.3	$184.9

Throughput (MMDth)
Columbia Transmission
Market Area	168.5	168.4	564.1	575.3
Columbia Gulf
Mainline	143.0	140.6	281.7	300.6
Short-haul	23.4	20.9	41.6	47.9
Columbia Pipeline Deep Water	3.2	4.3	6.7	8.7
Crossroads Gas Pipeline	10.0	9.8	22.0	20.5
Granite State Pipeline	5.7	5.7	19.6	19.6
Intrasegment eliminations	(141.6)	(144.5)	(280.2)	(298.7)

Total	212.2	205.2	655.5	673.9

NiSource’s Gas Transmission and Storage Operations segment consists of the operations of Columbia Transmission, Columbia Gulf, Columbia Deep Water, Crossroads Pipeline and Granite State Gas. In total NiSource owns a pipeline network of approximately 16 thousand miles extending from offshore in the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in nineteen northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource Gas Transmission and Storage Operations segment operates one of the nation’s largest underground natural gas storage systems.
Restructuring
In connection with the IBM agreement mentioned previously, Gas Transmission and Storage Operations recorded a restructuring charge of $2.7 million, which was allocated from NiSource Corporate Services. Refer to Note 5, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Transmission and Storage Operations segment.
Regulatory Matters
On June 30, 2005, the FERC issued the “Order On Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance is January 1, 2006 at which time all assessment costs will be expensed (assuming no change on rehearing). Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. There is no material impact on 2005 for this order, but it is anticipated that operating expenses may increase approximately $8 to $12 million in 2006 related to this guidance and the expenditures NiSource expects to incur for the DOT’s Integrity Management Rule.

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
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of June 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 11-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Transmission and Storage Operations.
Proposed Millennium Pipeline Project
The proposed Millennium Project, in which Columbia Transmission is participating and will serve as developer and operator, will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is now being marketed in two phases. Phase 1 of the project is to begin at a proposed interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse. Empire would construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium would extend eastward to an interconnect with Algonquin Gas Transmission at Ramapo, New York. As currently planned, Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.
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
On August 1, 2005, the Millennium natural gas pipeline submitted a certificate amendment filing to the FERC. This filing requests authorization from the Commission to construct the project in phases, details construction and development plans for Phase 1 of the project, and includes executed precedent agreements for service on Phase I of the project. Pending receipt of necessary approvals, Millennium expects to begin construction in mid-2006, targeting a November 1, 2007, in-service date.
During the second quarter of 2004, a NiSource affiliate purchased an additional interest in the project. NiSource is finalizing plans to transfer this interest to other sponsors in 2005. The other sponsors are Columbia Transmission, MCNIC Millennium Company (subsidiary of DTE Energy Company), and KeySpan Millennium, L.L.C. (subsidiary of KeySpan Corporation).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
An open season for Hardy Storage conducted in early 2004 resulted in full subscription of the project’s storage capacity under long-term firm contracts. The field, which will have the capacity to store approximately 12 Bcf of natural gas, is planned to begin service in November 2007, and will ultimately be able to deliver 176 MMDth per day of firm storage service on behalf of the four customers subscribing to capacity in Hardy Storage. These customers have also signed long-term firm agreements with Columbia Transmission for transportation capacity to deliver gas from Hardy Storage to their markets. Columbia Transmission will expand its natural gas transmission system to create this capacity.
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, with plans to begin construction later this year. Service from both projects is expected to be available in 2007.
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 212.2 MMDth for the second quarter 2005, compared to 205.2 MMDth for the same period in 2004. The increase of 7.0 MMDth is due mainly to colder than normal weather in the second quarter of 2005 compared to the second quarter of 2004.
Throughput for the six months ended June 30, 2005 was 655.5 MMDth, a decrease of 18.4 MMDth from the same period in 2004 due to warmer weather in the first six months of 2005 than for the comparable period in 2004, and a continued overall decline of offshore natural gas production, and other non-weather factors.
Net Revenues
Net revenues were $189.4 million for the second quarter 2005, an increase of $1.2 million from the same period in 2004, due to a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, amounting to $8.9 million. This increase was partially offset by the re-contracting of firm transportation and storage agreements that expired October 31, 2004, which reduced net revenues by $4.3 million, net of remarketing activities, and decreased revenues from trackers, which are offset in operating expense.
Net revenues were $413.6 for the first six months of 2005 compared to $421.1 million for the first six months of 2004. The decrease in net revenues was mainly due to the re-contracting of firm transportation and storage agreements that expired October 31, 2004, which amounted to $11.1 million, net of remarketing activities, and decreased revenues from trackers, which are offset in operating expense. These decreases in net revenues were partially offset by a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, amounting to $8.9 million in the second quarter of 2005.
Operating Income
Operating income was $76.8 million for the second quarter 2005 compared to $73.5 million in the second quarter 2004. Operating income increased as a result of a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, amounting to $8.9 million. This increase was partially offset by continued lower revenues due to pipeline re-contracting, net of remarketing, discussed in net revenues above and restructuring charges of $2.7 million in the period.
For the first six months of 2005, operating income was $186.3 million, a $1.4 million increase from the first six months of 2004. The increase was due to a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, amounting to $8.9 million, a $1.4 million reduction in employee and administrative expenses and other reduction of operation and maintenance expenses as well as the impact of a $2.5 million settlement in the comparable 2004 period. These benefits to operating income were partially offset by the pipeline re-contracting, net of remarketing, and the restructuring charges relating to the outsourcing agreement with IBM mentioned above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

Net Revenues
Sales revenues	$282.0	$267.4	$564.4	$528.3
Less: Cost of sales	92.4	84.9	188.1	166.3

Net Revenues	189.6	182.5	376.3	362.0

Operating Expenses
Operation and maintenance	69.0	58.8	130.1	119.1
Depreciation and amortization	46.2	44.4	91.7	88.5
Gain on sale of assets	(0.4)	—	(0.4)	—
Other taxes	13.8	(2.7)	28.5	13.6

Total Operating Expenses	128.6	100.5	249.9	221.2

Operating Income	$61.0	$82.0	$126.4	$140.8

Revenues ($ in millions)
Residential	77.3	66.7	150.7	137.9
Commercial	85.7	73.2	158.9	143.6
Industrial	104.6	102.5	217.0	203.8
Wholesale	6.3	11.4	13.8	22.8
Other	8.1	13.6	24.0	20.2

Total	282.0	267.4	564.4	528.3

Sales (Gigawatt Hours)
Residential	768.0	694.2	1,535.0	1,448.7
Commercial	988.1	899.3	1,882.3	1,759.5
Industrial	2,185.2	2,327.3	4,513.5	4,665.4
Wholesale	195.9	289.5	357.1	559.4
Other	15.9	33.8	48.5	66.2

Total	4,153.1	4,244.1	8,336.4	8,499.2

Cooling Degree Days	280	205	280	205
Normal Cooling Degree Days	227	227	227	227
% Warmer (Colder) than Normal	23%	(10%)	23%	(10%)

Electric Customers
Residential			392,788	388,824
Commercial			50,697	49,635
Industrial			2,519	2,516
Wholesale			15	25
Other			769	776

Total			446,788	441,776

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 447,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Northern Indiana coal deliveries from the PRB area have been limited to 80% — 85% of contracted amounts as a result of recent rail track problems experienced by the Union Pacific Railroad. Northern Indiana anticipates being able to meet the expected electricity demand through the end of the year by relying more on non-PRB fueled units and changing the fuel blend, which will reduce its need for PRB coal. Northern Indiana has been blending the fuel for a number of years.
Restructuring
In connection with the IBM agreement previously discussed, Electric Operations recorded a restructuring charge of $1.8 million, which was allocated from NiSource Corporate Services. Refer to Note 5, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Electric Operations segment.
Regulatory Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $29.2 million and $26.8 million were recognized for electric customers for the first half of 2005 and 2004, respectively.
On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003, also known as “Day 1.” In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC will cease operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana incurs new categories of transmission charges based upon MISO’s FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. MISO Day 1 administrative fees were $1.4 million for the first six months of 2005. The Day 1 MISO Schedule 10 administrative fees are currently estimated to be $2.5 to $3.0 million annually.
The MISO has launched the MMI, also known as “Day 2,” implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by the FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the real-time market on April 1, 2005. Northern Indiana and TPC are actively participating in the MMI. Based on the first quarter of market operations, management expects a financial impact of approximately $3.3 million annually in operating expenses for MMI administrative costs. These are in addition to the MISO Day 1 Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and are recovered through the FAC in accordance with the final IURC

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
order issued on June 1, 2005. The detailed MMI tariff manages aspects of system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real-time resource dispatch for resources under its control on a five-minute basis. The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that protect against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but is allocated FTRs on a seasonal basis and at zero cost, for its use to protect against congestion costs. Northern Indiana retains its obligation for load following and other ancillary services.
Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. On June 15, 2005, Northern Indiana filed testimony and exhibits establishing a new basis for the cap. Northern Indiana received approval from the IURC of its request on July 20, 2005. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Mitchell Station returns to service.
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
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1 and 2, 2004. An IURC order is expected in the third quarter of 2005.
On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could have resulted in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that was contemplated by the MOU would have provided, among other things, for the recovery of Northern Indiana’s costs for intermediate dispatchable power purchased from TPC and would have required Northern Indiana to file a base rate case in 2007. The MOU provided that a settlement was contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the North American Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement did not include MISO costs. The ability to recover or defer MISO costs was to be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). The evaluation study was completed on June 30, 2005 by the engineering firm, Burns and McDonnell. On July 14, 2005, the OUCC filed a notice disavowing the MOU. In addition to confirming the need for a solution to help Northern Indiana meet certain control performance standards, the evaluation study identified several potential, alternative solutions. Northern Indiana continues to work with the OUCC and some of the utility’s industrial customers to explore the various

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
options suggested by the independent study. Northern Indiana anticipates that the parties will collaborate to reach a mutually acceptable solution that will address electric reliability issues.
On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO’s implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO’s implementation of standard market design mechanisms, such as the MISO’s proposed real-time and day-ahead energy markets. The hearing in this matter was completed on February 11, 2005, and an IURC order was issued on June 1, 2005. The order, applicable to Northern Indiana, authorized recovery or deferral of fuel related MISO Day 2 costs but denied recovery or deferral of non-fuel MISO Day 2 costs during Northern Indiana’s rate moratorium.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition with the IURC for approval of an arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana (“Whiting Clean Energy Facility”) which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the ultimate sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. The IURC is expected to issue a final order in late 2005 or early 2006 following an evidentiary hearing, which is scheduled for the fourth quarter of 2005. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $12.8 million for the six months ended June 30, 2005, and $36.8 million from inception to date, while EERM revenues were $2.4 million for the first half of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. ECR-6 is expected to be filed in August 2005.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter had both filed motions requesting the IURC to reconsider its order and were denied. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working to comply with the remainder of the IURC’s order concerning the installation of a backup line.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of June 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 11-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Electric Operations.
Sales
Electric sales quantities for the second quarter of 2005 were 4,153.1 gwh, a decrease of 91.0 gwh compared to the 2004 period, as a result of decreased wholesale transaction sales and decreased industrial sales due to steel customers running at lower levels. Residential and commercial sales quantities improved due to increases in the number of customers and warmer weather in the current period.
Electric sales for the first six months of 2005 was 8,336.4 gwh, a decrease of 162.8 gwh compared to the 2004 period, as a result of decreased wholesale transaction sales and decreased industrial sales due to steel customers running at lower levels. Residential and commercial sales quantities increased due to increases in the number of customers and warmer weather.
Net Revenues
In the second quarter of 2005, electric net revenues of $189.6 million increased by $7.1 million from the comparable 2004 period. This improvement was primarily a result of warmer weather compared to the second quarter of last year.
In the first six months of 2005, electric net revenues were $376.3 million, an increase of $14.3 million from the comparable 2004 period as a result of an increase in sales of approximately $6 million due to favorable weather conditions, an increase of $7.5 million in environmental cost tracker revenues, and increases in revenues from growth in residential and commercial customers. These increases in Electric Operations net revenues for the first half of 2005 were partially offset by $4.1 million in increased costs associated with MISO.
Operating Income
Operating income for the second quarter of 2005 was $61.0 million, a decrease of $21.0 million from the same period in 2004. The decrease was primarily due to the comparable 2004 period benefiting from a property tax accrual reduction of $18.1 million. Incremental MISO costs and fees of $5.6 million, restructuring charges of $1.8 million and increased electric production expense of $3.0 million in the current quarter were partially offset by increased net revenues discussed above.
Operating income for the first six months of 2005 was $126.4 million, a decrease of $14.4 million from the same period in 2004. This reduction in operating income was primarily due to the impact of a property tax accrual reduction of $18.1 million in the comparable 2004 period. Incremental MISO costs and fees of $6.3 million, increased electric production expense of $5.4 million and restructuring charges of $1.8 million in the current period were partially offset by an increase in net revenues discussed above. The 2004 period was negatively impacted by a $3.3 million expense for Electric Operations’ portion of a redemption premium paid for the early extinguishment of certain medium-term notes at Northern Indiana.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

Net Revenues
Products and services revenue	$192.5	$144.5	$422.0	$332.5
Less: Cost of products purchased	185.3	139.7	409.4	328.2

Net Revenues	7.2	4.8	12.6	4.3

Operating Expenses
Operation and maintenance	10.7	8.8	17.1	20.9
Depreciation and amortization	3.0	2.6	5.9	5.3
Loss (gain) on sale of assets	—	—	(0.5)	0.7
Other taxes	2.4	1.2	4.2	2.9

Total Operating Expenses	16.1	12.6	26.7	29.8

Operating Loss	$(8.9)	$(7.8)	$(14.1)	$(25.5)

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
Restructuring
In connection with the IBM agreement previously discussed, Other Operations recorded a restructuring charge of $0.2 million, which was allocated from NiSource Corporate Services. Refer to Note 5, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Other Operations segment.
Lake Erie Land Company, Inc.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The assets of the Sand Creek Golf Club, valued at $12.2 million at June 30, 2005, are reported as assets of discontinued operations. An additional $5.6 million of assets, representing an estimate of land to be sold during the next twelve-months, are reflected as assets held for sale.
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
For the first half of 2005, the PEI holding companies’ consolidated after-tax loss was approximately $17.9 million. The profitability of the Whiting Clean Energy project in future periods will be dependent on, among other things, approval of the electric sales agreement discussed in the following paragraph, prevailing prices in the energy markets and regional load dispatch patterns. Also impacting the profitability of Whiting Clean Energy is the steam requirements for BP’s oil refinery. During the first quarter of 2005, Whiting Clean Energy completed renegotiation of the terms of its agreement with BP’s oil refinery in Whiting, Indiana. Under the revised agreement, Whiting Clean Energy will continue to meet BP’s need for steam, while reducing the power plant’s required run time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations (continued)
In the first quarter of 2005, Northern Indiana selected TPC from bidders responding to a Request for Proposals issued in October 2004 to provide, pending regulatory approval, 230 mw of intermediate dispatchable power, utilizing the generation facilities of Whiting Clean Energy. Whiting Clean Energy has filed and the FERC accepted a tariff covering the sale of such intermediate dispatchable power. TPC has similarly filed and the FERC accepted a petition seeking approval of its proposed contract with Northern Indiana. TPC and Whiting Clean Energy, along with Northern Indiana, have also filed a separate petition with the IURC in which they have requested expedited approval for the sale of intermediate dispatchable power this summer from Whiting Clean Energy through TPC to Northern Indiana. Northern Indiana and the OUCC signed an MOU in the first quarter of 2005 that had the potential to result in a settlement agreement that would allow Northern Indiana to recover the costs of such purchases if certain conditions were met. In July 2005, the OUCC filed notice disavowing the MOU. Northern Indiana continues to work with the OUCC to reach an acceptable solution that will address electric reliability issues. In its July 1, 2005 order, the IURC approved Northern Indiana purchases from Whiting Clean Energy, on an interim basis, to ensure that it is meeting the electric needs of its customers. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC.
Net Revenues
Net revenues of $7.2 million for the second quarter of 2005 increased by $2.4 million from the second quarter of 2004, due to increased net revenue from the Whiting Clean Energy facility and increased gas marketing revenues.
For the first six months of 2005, net revenues were $12.6 million, an $8.3 million increase compared to the same period in 2004. The increase was mainly due to higher revenues from the Whiting Clean Energy facility of $3.4 million and increased gas marketing revenues of $1.9 million.
Operating Income
Other Operations reported an operating loss of $8.9 million for the second quarter of 2005, versus an operating loss of $7.8 million for the comparable 2004 period. The increase in the operating loss resulted primarily from a change in the 2004 property tax accrual of $1.4 million and the impact of restructuring charges amounting to 0.2 million.
For the first six months of 2005, operating loss was $14.1 million compared to an operating loss of $25.5 million for the comparable 2004. This improvement was primarily due to the increase in net revenues discussed above and a legal reserve reduction.

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
Changes in Internal Controls
The MISO Day 2 market became effective on April 1, 2005, which impacted Northern Indiana’s regulated electric generation and purchase power operations. In connection with the implementation of MISO Day 2, NiSource has implemented new processes and modified existing processes to facilitate participation in, and resultant settlements within the MISO market. Besides this change, there have been no other changes in NiSource’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, NiSource’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia

On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Notice of Removal with the Federal Court in West Virginia on August 13, 2004 and a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. On January 6, 2005, the Court denied the Columbia companies’ motion to strike the Second Amended Complaint and granted the plaintiffs leave to amend. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint.

2.	United States of America ex rel. Jack J. Grynberg v. Columbia Gas Transmission Corporation, et al., U.S. District Court, E.D. Louisiana

The plaintiff filed a complaint in 1997, under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf and Columbia Transmission. The plaintiff claimed that the defendants had submitted false royalty reports to the government (or caused others to do so) by mis-measuring the volume and heating content of natural gas produced on Federal land and Indian lands. The Plaintiff’s original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. The plaintiff then filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities (collectively, the “Columbia defendants”).

Plaintiff’s second complaint, filed in 1997, repeats the mis-measurement claims previously made and adds valuation claims alleging that the defendants have undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999.

The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Oral argument on the motions to dismiss was held on March 17 and 18, 2005 before a Special Master. On May 13, 2005, the Special Master issued his report and recommendations and recommended dismissal of the action against the Columbia defendants. The recommendations of the Special Master still must be adopted by the court.

3.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court

The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against Columbia Natural Resources alleging that Columbia Natural Resources underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that Columbia Natural Resources fraudulently concealed the deduction of post-production charges. The court has certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from Columbia Natural Resources (and its predecessors or successors) on lands lying within the boundary of the State of West Virginia. All individuals, corporations, agencies, departments or instrumentalities of the United States of America are excluded from the class. Columbia Natural Resources appealed the decision certifying the class and the Supreme Court of West Virginia denied the appeal. Although NiSource sold Columbia Natural Resources in 2003, it remains obligated to

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. The trial has been rescheduled from the third quarter of 2005 to the first quarter of 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 10, 2005, NiSource held its annual meeting of stockholders. As of April 5, 2005, the record date for the meeting, there were 271,567,847 shares of common stock outstanding and entitled to vote in person or by proxy at the meeting.
The number of votes received by and the number of votes withheld from each nominee for Director are set forth in the report below:

	Number of votes FOR	Number of votes WITHHELD
Steven R. McCracken	229,611,335	3,616,014
Ian R. Rolland	228,999,321	4,228,028
Robert C. Skaggs, Jr.	229,286,756	3,940,593
John W. Thompson	227,183,076	6,044,273
The number of votes received for, the number of votes against and the number of votes abstained in conjunction with the ratification of Deloitte & Touche LLP as the Corporation’s independent public accountants for the year 2005, are set forth in the report below:

Number of votes FOR	Number of votes Against	Number of votes ABSTAINED
230,306,814	969,887	1,950,648
The number of votes received for, the number of votes against and the number of votes abstained in conjunction with the amendments to the Corporation’s Long Term Incentive Plan, are set forth in the report below:

Number of votes FOR	Number of votes AGAINST	Number of votes ABSTAINED
172,572,990	26,875,156	2,967,379
The number of votes received for, the number of votes against and the number of votes abstained in conjunction with the amendment to the Corporation’s Employee Stock Purchase Plan, are set forth in the report below:

Number of votes FOR	Number of votes AGAINST	Number of votes ABSTAINED
191,758,872	7,689,100	2,967,553
The number of votes received for, the number of votes against and the number of votes abstained in conjunction with the stockholder proposal relating to the annual election of directors, are set forth in the report below:

Number of votes FOR	Number of votes AGAINST	Number of votes ABSTAINED
147,968,071	51,355,923	3,091,531

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)
NiSource Inc.
The number of votes received for, the number of votes against and the number of votes abstained in conjunction with the stockholder proposal relating to the election of directors by a majority vote, are set forth in the report below:

Number of votes FOR	Number of votes AGAINST	Number of votes ABSTAINED
112,604,933	86,637,394	3,171,503
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(10.1)	Agreement for Business Process and Support Services between NiSource Corporate Services and IBM, effective June 20, 2005.*

(10.2)	Letter Agreement between NiSource Corporate Services and Christopher A. Helms dated March 15, 2005. * **

(10.3)	Letter Agreement between NiSource and Gary L. Neale dated May 23, 2005. * **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

*	Exhibit filed herewith.

**	Management contract or compensatory plan or arrangement of NiSource.
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

NiSource Inc.

(Registrant)

Date: August 4, 2005	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President and Controller
(Principal Accounting Officer
and Duly Authorized Officer)