Form 10-Q
period 2005-09-30
NISOURCE INC/DE
filed 2005-11-04
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 272,621,430 shares outstanding at October 31, 2005.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
Columbia	Columbia Energy Group
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
IWC	Indianapolis Water Company
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Primary Energy	Primary Energy, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
APB No. 28	Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”
ARP	Alternative Regulatory Plan
BBA	British Banker Association
Bcf	Billion cubic feet
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
DOT	United States Department of Transportation
ECRM	Environmental Cost Recovery Mechanism
EERM	Environmental Expense Recovery Mechanism
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPCA	Electric Power Cost Adjustment
EPS	Earnings per share

DEFINED TERMS (continued)

FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others”
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
ITC	Independent Transmission Company (Grid America)
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
Mahonia	Mahonia II Limited
Massachusetts DTE	Massachusetts Department of Telecommunications and Energy
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
MMI	Midwest Market Initiative
MOU	Memorandum of Understanding
MSCP	Morgan Stanley Dean Witter Capital Partners IV, L.P.
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OPSB	Ohio Power Siting Board
OUCC	Indiana Office of Utility Consumer Counselor
Piedmont	Piedmont Natural Gas Company, Inc.
PPS	Price Protection Service
PRB	Powder River Basin
PSC	Kentucky Public Service Commission
PUC	Public Utilities Commission
PUCO	Public Utilities Commission of Ohio
QPAI	Qualified production activities income
RAM	Retainage Adjustment Mechanism
SAILSSM	Stock Appreciation Income Linked SecuritiesSM
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Uncertain Tax Positions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended

DEFINED TERMS (continued)

SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SIP	State Implementation Plan
SO2	Sulfur dioxide
Tcf	Trillion cubic feet
Triana	Triana Energy Holdings
VaR	Value-at-risk and instrument sensitivity to market factors

PART I

ITEM 1.	FINANCIAL STATEMENTS
NiSource Inc.
Statements of Consolidated Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, except per share amounts)	2005	2004	2005	2004

Net Revenues
Gas Distribution	$380.1	$329.2	$2,865.2	$2,604.0
Gas Transportation and Storage	179.1	186.4	721.0	738.2
Electric	381.7	305.0	945.9	841.1
Other	222.9	157.6	668.4	511.1

Gross Revenues	1,163.8	978.2	5,200.5	4,694.4
Cost of Sales	556.1	389.1	2,925.1	2,499.0

Total Net Revenues	607.7	589.1	2,275.4	2,195.4

Operating Expenses
Operation and maintenance	326.5	282.3	982.0	888.4
Depreciation and amortization	136.1	125.6	407.6	378.0
Impairment and loss (gain) on sale of assets	—	(0.1)	20.4	0.9
Other taxes	51.9	53.2	215.1	199.1

Total Operating Expenses	514.5	461.0	1,625.1	1,466.4

Operating Income	93.2	128.1	650.3	729.0

Other Income (Deductions)
Interest expense, net	(107.1)	(99.5)	(312.8)	(300.8)
Dividend requirements on preferred stock of subsidiaries	(1.0)	(1.1)	(3.2)	(3.3)
Other, net	3.3	1.0	6.4	3.9

Total Other Income (Deductions)	(104.8)	(99.6)	(309.6)	(300.2)

Income (Loss) From Continuing Operations Before Income Taxes	(11.6)	28.5	340.7	428.8
Income Taxes	(5.8)	6.8	129.9	154.8

Income (Loss) from Continuing Operations	(5.8)	21.7	210.8	274.0

Income (Loss) from Discontinued Operations — net of taxes	(6.3)	8.7	(20.1)	4.5
Gain (Loss) on Disposition of Discontinued Operations — net of taxes	5.3	(1.6)	47.8	(1.6)

Net Income (Loss)	$(6.8)	$28.8	$238.5	$276.9

Basic Earnings (Loss) Per Share ($)
Continuing operations	(0.02)	0.08	0.78	1.04
Discontinued operations	(0.01)	0.03	0.10	0.02

Basic Earnings (Loss) Per Share	(0.03)	0.11	0.88	1.06

Diluted Earnings (Loss) Per Share ($)
Continuing operations	(0.02)	0.08	0.77	1.03
Discontinued operations	(0.01)	0.03	0.10	0.02

Diluted Earnings (Loss) Per Share	(0.03)	0.11	0.87	1.05

Dividends Declared Per Common Share	0.23	0.23	0.69	0.69

Basic Average Common Shares Outstanding (millions)	271.7	262.7	271.1	262.5
Diluted Average Common Shares (millions)	273.7	264.6	272.9	264.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Consolidated Balance Sheet

	September 30,	December 31,
(in millions)	2005	2004
	(unaudited)
ASSETS
Property, Plant and Equipment
Utility Plant	$16,500.5	$16,194.1
Accumulated depreciation and amortization	(7,495.8)	(7,247.7)

Net utility plant	9,004.7	8,946.4

Other property, at cost, less accumulated depreciation	421.1	427.5

Net Property, Plant and Equipment	9,425.8	9,373.9

Investments and Other Assets
Assets of discontinued operations and assets held for sale	34.7	38.6
Unconsolidated affiliates	70.4	64.2
Other investments	115.2	113.0

Total Investments and Other Assets	220.3	215.8

Current Assets
Cash and cash equivalents	932.5	29.5
Restricted cash	1.8	56.3
Accounts receivable (less reserve of $57.2 and $55.6, respectively)	438.6	889.1
Gas inventory	666.5	452.9
Underrecovered gas and fuel costs	230.0	293.8
Materials and supplies, at average cost	71.1	70.6
Electric production fuel, at average cost	27.6	29.2
Price risk management assets	371.0	61.1
Exchange gas receivable	208.2	169.6
Regulatory assets	179.4	136.2
Prepayments and other	86.4	96.1

Total Current Assets	3,213.1	2,284.4

Other Assets
Price risk management assets	214.6	148.3
Regulatory assets	551.1	568.4
Goodwill	3,677.3	3,687.2
Intangible assets	498.5	520.3
Deferred charges and other	181.4	189.5

Total Other Assets	5,122.9	5,113.7

Total Assets	$17,982.1	$16,987.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Consolidated Balance Sheets (continued)

	September 30,	December 31,
(in millions, except share amounts)	2005	2004
	(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Common stock — $0.01 par value — 400,000,000 shares authorized, 272,597,142 and 270,625,370 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in-capital	3,968.5	3,924.0
Retained earnings	913.6	925.4
Accumulated other comprehensive income (loss) and other common stock equity	21.7	(65.0)

Total common stock equity	4,906.5	4,787.1
Preferred stocks—Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	4,778.8	4,835.9

Total Capitalization	9,766.4	9,704.1

Current Liabilities
Current portion of long-term debt	2,212.9	1,299.9
Short-term borrowings	—	307.6
Accounts payable	535.2	648.4
Dividends declared on common and preferred stocks	63.8	1.1
Customer deposits	94.9	92.2
Taxes accrued	171.9	160.9
Interest accrued	142.8	84.1
Overrecovered gas and fuel costs	16.3	15.5
Price risk management liabilities	119.4	46.9
Exchange gas payable	312.0	325.1
Deferred revenue	35.8	31.5
Regulatory liabilities	55.5	30.2
Accrued liability for postretirement and pension benefits	92.8	85.5
Other accruals	500.8	478.2

Total Current Liabilities	4,354.1	3,607.1

Other Liabilities and Deferred Credits
Price risk management liabilities	13.2	5.5
Deferred income taxes	1,686.0	1,665.9
Deferred investment tax credits	71.8	78.4
Deferred credits	68.2	74.0
Deferred revenue	71.0	86.9
Accrued liability for postretirement and pension benefits	473.2	413.0
Preferred stock liabilities with mandatory redemption provisions	—	0.6
Regulatory liabilities and other removal costs	1,276.5	1,168.6
Other noncurrent liabilities	201.7	183.7

Total Other Liabilities and Deferred Credits	3,861.6	3,676.6

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$17,982.1	$16,987.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2005	2004

Operating Activities
Net income	$238.5	$276.9
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation and amortization	407.6	378.0
Net changes in price risk management activities	(85.7)	3.2
Deferred income taxes and investment tax credits	(56.8)	(5.9)
Deferred revenue	(11.6)	(21.7)
Amortization of unearned compensation	6.6	6.9
Loss (Gain) on sale of assets	(1.4)	0.9
Loss on impairment of assets	21.8	—
Income from unconsolidated affiliates	(3.5)	(1.1)
Loss (gain) from sale of discontinued operations	(47.8)	1.6
Loss (income) from discontinued operations	20.1	(4.5)
Amortization of discount/premium on debt	14.6	13.9
Other adjustments	(1.3)	(1.9)
Changes in assets and liabilities:
Accounts receivable	423.8	395.6
Inventories	(212.6)	(123.7)
Accounts payable	(97.2)	(196.4)
Customer deposits	2.7	1.7
Taxes accrued	(7.7)	(49.4)
Interest accrued	62.9	58.5
(Under) Overrecovered gas and fuel costs	64.7	15.5
Exchange gas receivable/payable	(22.0)	7.8
Other accruals	(1.2)	(38.2)
Prepayment and other current assets	16.3	41.1
Regulatory assets/liabilities	(17.5)	40.7
Postretirement and postemployment benefits	41.6	15.8
Deferred credits	(5.7)	(11.4)
Deferred charges and other noncurrent assets	13.2	(18.0)
Other noncurrent liabilities	11.9	24.3

Net Cash Flows from Continuing Operations	774.3	810.2
Net Cash Flows used for Discontinued Operations	(17.4)	(0.1)

Net Cash Flows from Operating Activities	756.9	810.1

Investing Activities
Capital expenditures	(406.9)	(382.3)
Proceeds from disposition of assets	7.4	5.9
Other investing activities	119.1	(2.9)

Net Cash Flows used for Investing Activities	(280.4)	(379.3)

Financing Activities
Issuance of long-term debt	1,000.0	—
Retirement of long-term debt	(115.9)	(235.8)
Change in short-term debt	(307.6)	(7.1)
Issuance of common stock	39.3	11.1
Acquisition of treasury stock	(1.7)	(3.7)
Dividends paid — common shares	(187.6)	(182.5)

Net Cash Flows from (used for) Financing Activities	426.5	(418.0)

Increase in cash and cash equivalents	903.0	12.8
Cash and cash equivalents at beginning of year	29.5	27.1

Cash and cash equivalents at end of period	$932.5	$39.9

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	240.9	231.8
Interest capitalized	1.3	1.9
Cash paid for income taxes	97.4	136.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, net of taxes)	2005	2004	2005	2004

Net Income (Loss)	$(6.8)	$28.8	$238.5	$276.9
Other comprehensive income, net of taxes
Foreign currency translation adjustment	—	—	—	0.7
Net unrealized gains on cash flow hedges	94.4	18.1	110.6	26.7
Net gain (loss) on available for sale securities	(0.2)	0.3	0.3	0.7
Minimum pension liability adjustment	(22.7)	4.6	(22.7)	4.6

Total other comprehensive income, net of taxes	71.5	23.0	88.2	32.7

Total Comprehensive Income	$64.7	$51.8	$326.7	$309.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Accounting Presentation
The accompanying unaudited consolidated financial statements for NiSource reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. In the Statements of Consolidated Cash Flows for the nine months ended September 30, 2004, the classification of the activity in restricted cash balances has been reclassified to an investing activity within “Other investing activities.” NiSource previously presented such changes as an operating activity. For the nine months ended September 30, 2004, this resulted in a $2.8 million increase to investing cash flows and a corresponding decrease to operating cash flows from the amounts previously reported.

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
SFAS No. 123 (revised 2004) — Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. NiSource plans to adopt this standard on January 1, 2006, using a modified version of the prospective application as described in the statement. NiSource is currently reviewing its share-based compensation programs and the provisions of SFAS No. 123R.
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” that would interpret SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. NiSource is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. The Exposure Draft is scheduled to be finalized in the first quarter of 2006.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2005	2004	2005	2004

Denominator
Basic average common shares outstanding	271,724	262,651	271,080	262,494
Dilutive potential common shares
Nonqualified stock options	512	134	439	155
Shares contingently issuable under employee stock plans	884	1,180	884	1,180
SAILSSM	—	—	—	18
Shares restricted under employee stock plans	541	601	511	649

Diluted Average Common Shares	273,661	264,566	272,914	264,496

4.	Stock Options and Awards
FASB SFAS No. 123R encourages, but does not require at this time, entities to adopt the fair value method of accounting for stock-based compensation plans. NiSource plans to adopt SFAS No. 123R on January 1, 2006, as allowed for by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans. NiSource complies with the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
($ in millions, except per share data)		2005	2004	2005	2004

Net Income (Loss)
As reported		(6.8)	28.8	238.5	276.9
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	1.2	1.6	4.2	4.3
Less:	Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(1.2)	(3.2)	(10.4)	(9.0)

Pro forma		(6.8)	27.2	232.3	272.2

Earnings (loss) per share
Basic	- as reported	(0.03)	0.11	0.88	1.06
	- pro forma	(0.03)	0.10	0.86	1.04
Diluted	- as reported	(0.03)	0.11	0.87	1.05
	- pro forma	(0.03)	0.10	0.85	1.03

NiSource has traditionally awarded stock options to employees at the beginning of each year that vested one year from the date of grant. For stock options granted during January 2005, NiSource awarded stock options that vested immediately, but included a one-year exercise restriction. Due to the one-year vesting terms of the options awarded prior to 2005 and the immediate vesting of the options awarded in January 2005, the pro-forma expense shown for 2005 is weighted in the first quarter. This creates no additional pro-forma expense in the second, third or fourth quarter of 2005, and slightly higher pro-forma expense for the nine months ended September 30, 2005 compared to the same period of 2004.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

5.	Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. In connection with the IBM agreement, a total reduction of approximately 1,000 positions is expected through the transition period. Approximately 570 of the impacted employees are expected to become employees of IBM or its subcontractors. As of September 30, 2005, 570 employees were terminated during the quarter as a result of the agreement with IBM, of which 499 became employees of IBM. NiSource recognized approximately $18 million in restructuring charges in the third quarter of 2005 for non-cash pension and post-retirement benefit expense related to the severed employees, which is reflected in the liability for postretirement and pension benefits. Of the $18 million restructuring charge recorded in the third quarter, $10.6 million was recorded by the Gas Distribution Operations segment, $3.5 million was recorded by the Gas Transmission and Storage Operations segment, $2.0 million was recorded by the Electric Operations segment, $0.5 million was recorded by the Other Operations segment and $1.4 million was recorded by Corporate. In June 2005, NiSource recorded a restructuring charge of $16.4 million for estimated severance payments expected to be made in connection with the IBM agreement. Of the $16.4 million restructuring charge recorded for the second quarter, $11.2 million was recorded by the Gas Distribution Operations segment, $2.7 million was recorded by the Gas Transmission and Storage Operations segment, $1.8 million was recorded by the Electric Operations segment, $0.2 million was recorded by the Other Operations segment and $0.5 million was recorded by Corporate. These restructuring charges are included in “Operation and maintenance” expense on the Statements of Consolidated Income.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Mitchell Station in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees. In connection with these earlier restructuring initiatives, a total of approximately 1,600 management, professional, administrative and technical positions were identified for elimination. As of September 30, 2005, approximately 1,565 employees were terminated, of whom zero and 3 employees were terminated during the quarter and nine months ended September 30, 2005, respectively.
NiSource recognized a $16.4 million restructuring liability in the second quarter of 2005 for estimated severance payments to be made as a result of the IBM outsourcing agreement. Adjustments to the restructuring liability were recorded mainly for reductions in estimated expenses related to previous restructuring initiatives. Of the $10.5 million remaining restructuring liability from the Columbia merger and related initiatives, $9.9 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at				Balance at
(in millions)	Dec. 31, 2004	Additions	Benefits Paid	Adjustments	Sept. 30, 2005

Outsourcing initiative	$—	$16.4	$(1.9)	$—	$14.5
Columbia merger and related initiatives	14.6	—	(3.1)	(1.0)	10.5

Total	$14.6	$16.4	$(5.0)	$(1.0)	$25.0

6.	Discontinued Operations and Assets Held for Sale
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The assets of the Sand Creek Golf Club, valued at $12.2 million as of September 30, 2005,

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
are reported as assets of discontinued operations. An additional $5.6 million of assets, representing an estimate of land to be sold during the next twelve-months, are reflected as assets held for sale.
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. NiSource has accounted for the assets of these facilities, with a net book value of $17.0 million, as assets held for sale. Based on discussion with the potential buyer, NiSource does not believe that it is likely to sell certain assets formerly held by Transcom that were valued at $6.1 million. These assets were written down to zero in June 2005.
Results from discontinued operations from the golf course assets of Lake Erie Land, Transcom, and adjustments for NiSource’s former exploration and production subsidiary, CER, and water utilities are provided in the following table:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Revenues from Discontinued Operations	$1.7	$1.7	$3.9	$3.7

Loss from discontinued operations	(9.8)	(5.5)	(31.0)	(12.0)
Income tax benefit	(3.5)	(14.2)	(10.9)	(16.5)

Net Income (Loss) from Discontinued Operations	$(6.3)	$8.7	$(20.1)	$4.5

The loss from discontinued operations for the current quarter included changes to reserves for contingencies primarily related to CER. For the nine months ended September 30, 2005, the loss from discontinued operations included changes to reserves for contingencies primarily related to CER and an impairment of assets related to Transcom.
The assets of discontinued operations and assets held for sale included net property, plant, and equipment of $34.7 million and $38.6 million at September 30, 2005 and December 31, 2004, respectively.
Results for the nine months ended September 30, 2005 included a $47.8 million gain on disposition of discontinued operations, net of taxes, resulting mainly from changes to reserves for contingencies related primarily to the previous sales of IWC, former Primary Energy subsidiaries and other dispositions.

7.	Regulatory Matters
Gas Distribution Operations Related Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of September 2005, approximately 660 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers selected an alternate supplier.
On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer ChoiceSM Program. The program provides residential and small commercial customers the option to choose their natural gas supplier and avoids the stranded costs associated with the previous pilot. In addition, Columbia of Kentucky received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.
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
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. As of September 30, 2005, Columbia of Ohio has $37.9 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia of Ohio filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 — a reduction of $11.4 million from Columbia of Ohio’s then effective rate. On June 1, 2005, the PUCO approved Columbia of Ohio’s application to adjust its Uncollectible Expense Rider rate.
On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the OPSB notified Columbia of Ohio that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain OPSB requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the OPSB issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia of Ohio’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005. On July 7, 2005 a Stipulation and Recommendation was filed in which all parties recommended approval of Columbia of Ohio’s plans for the construction of the Northern Columbus Loop Natural Gas Pipeline. On August 3, 2005, the OPSB approved Columbia of Ohio’s construction of the Northern Columbus Loop Natural Gas Pipeline project.
On April 27, 2005, Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. If approved, the increase is expected to go into effect on December 1, 2005. The rate filing also includes requests for a performance based rate plan and cost recovery of a steel infrastructure replacement program.
On August 25, 2005, the Pennsylvania PUC approved the general stipulation in the Columbia of Pennsylvania’s gas cost recovery proceeding. Under the general stipulation, Columbia of Pennsylvania was authorized to make changes to its gas purchasing hedging program. The Pennsylvania PUC further found that Columbia of Pennsylvania has met all legal standards as to all actual purchased gas costs in the historic period and that Columbia of Pennsylvania has taken all steps necessary to negotiate favorable gas supply contracts and obtain lower cost gas supplies for the upcoming year.
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
Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. The IURC issued their final Order on August 24, 2005 permitting Northern Indiana full recovery of its gas costs and affirming its position on the regulatory pricing of gas in storage as decided in Northern Indiana’s GCA5.
Northern Indiana’s GCA7 annual demand cost recovery filing, covering the period November 1, 2005 through October 31, 2006 was made on August 29, 2005. A procedural schedule was established on October 13, 2005, setting this filing for hearing later in the fourth quarter of 2005.
Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Settlement Agreement with

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
the IURC on October 12, 2004, that, among other things, extends the expiration date of the current ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathered the terms of existing contracts that marketers have with Choice customers and established a scope for negotiations. On May 2, 2005, Northern Indiana filed an unopposed motion that provided Parties more time to negotiate terms of the ARP and extend the expiration date of the current ARP to April 30, 2006. This action was approved by the IURC on May 25, 2005. A joint Stipulation and Settlement Agreement resolving all terms of the new ARP among Parties was filed with the IURC on July 13, 2005. The Settlement establishes a four-year term that expires May 1, 2010, provides for the continuation of current products and services offered under the current ARP including the GCIM, spells out the terms of Northern Indiana’s merchant role, establishes a risk and reward mechanism to mitigate cost allocations created through Northern Indiana’s Choice program, and a rate moratorium with exceptions for the term of the Agreement. An unopposed hearing was held on October 18, 2005 with a final IURC decision expected in the fourth quarter of 2005.
Northern Indiana filed to extend and expand its one-year Winter Warmth, energy assistance, pilot on October 3, 2005. Northern Indiana is seeking approval to provide $7.9 million in low-income and hardship deposit and bill assistance and low-income weatherization support effective December 16, 2005. The program is funded by $0.9 million in Northern Indiana contributions and $7.0 million from ratepayers through a volumetric surcharge. Northern Indiana expects both a hearing and an order on this filing in the fourth quarter of 2005.
Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $46.7 million and $41.9 million were recognized for electric customers for the first nine months of 2005 and 2004, respectively.
On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003, also known as “Day 1.” In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC ceased operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana incurs categories of transmission charges based upon MISO’s FERC-approved tariff. One of the categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. MISO Day 1 administrative fees were $2.3 million for the first nine months of 2005. The Day 1 MISO Schedule 10 administrative fees are currently estimated to be $2.5 to $3.0 million annually.
The MISO has launched the MMI, also known as “Day 2,” implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by the FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the real-time market on April 1, 2005. Northern Indiana and TPC are actively participating in the MMI. Based on the first six months of market operations, management expects a financial impact of approximately $2.4 million annually in operating expenses for MMI administrative costs, which were $1.6 million for the period April through September 2005. These are in addition to the MISO Day 1 Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI,

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
and for Northern Indiana are recovered through the FAC in accordance with the final IURC order issued on June 1, 2005. The detailed MMI tariff manages aspects of system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real-time resource dispatch for resources under its control on a five-minute basis. The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that protect against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but is allocated FTRs on a seasonal basis and at zero cost, for its use to protect against congestion costs. Northern Indiana retains its obligation for load following and other ancillary services.
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
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1 and 2, 2004. The settlement, described in the following paragraph, covers this proceeding. An IURC order, based upon the settlement, is expected in the first quarter of 2006.
On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could have resulted in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that was contemplated by the MOU would have provided, among other things, for the recovery of Northern Indiana’s costs for Intermediate Dispatchable Power purchased from TPC and would have required Northern Indiana to file a base rate case in 2007. The MOU provided that a settlement was contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the North American Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement did not include MISO costs. The ability to recover or defer MISO costs was to be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). The evaluation study was completed on June 30, 2005 by the engineering firm, Burns and McDonnell. On July 14, 2005, the OUCC filed a notice disavowing the MOU. In addition to confirming the need for a solution to help Northern Indiana meet certain control performance standards, the evaluation study identified several potential, alternative solutions. Northern Indiana, the OUCC and the Industrial Group, reached a settlement agreement for purposes of partially settling the Interim Order approving Whiting Clean Energy to sell to TPC electric power generated at Whiting Clean Energy’s generating facility which would then be sold to Northern Indiana and settling all matters in the City of Gary and

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Purchased Power and Transmission Tracker petitions. The OUCC and the Industrial Group agree that they will recommend to the IURC that Northern Indiana be allowed to recover through its FAC the cost of fuel per the Power Purchase Agreement between TPC and Northern Indiana from August 9, 2005 through November 30, 2005. Northern Indiana began recovering the cost of this fuel through the FAC in August 2005 per this agreement, in accordance with the IURC approval received in FAC 68 (See below). Northern Indiana, the OUCC and the Industrial Group agreed to meet in November 2005 to assess the need for a portion of or the entire Intermediate Dispatchable Power contract amount from TPC and Whiting Clean Energy beyond November 30, 2005. Northern Indiana anticipates that the parties will collaborate to reach a mutually acceptable solution that will address electric reliability issues.
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
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition with the IURC for approval of an arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration.
Pursuant to the July 1, 2005 interim order, Northern Indiana filed for recovery of fuel costs associated with Intermediate Dispatchable Power purchases in FAC 68. On October 26, 2005, the IURC issued an order in FAC 68 allowing recovery of the fuel cost associated with the Intermediate Dispatchable Power purchases.
On November 26, 2002, Northern Indiana received approval for an environmental cost tracker. Under the environmental cost tracker, Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On January 19, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $305 million. On October 13, 2005, Northern Indiana filed for approval of the revised cost estimates to meet the environmental standards. Northern Indiana anticipates a total capital investment amounting to approximately $306 million. The ECRM revenues amounted to $20.8 million for the nine months ended September 30, 2005, and $44.8 million from inception to date, while EERM revenues were $5.2 million for the first nine months of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. The IURC approved ECR-5 and EER-2 on March 23, 2005. ECR-6 was filed in August 2005 for capital expenditures (net of accumulated depreciation) of $232.7 million and was approved by the IURC on October 26, 2005, with slight modifications.
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
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter had both filed motions requesting the IURC to reconsider its order and were denied. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans recently announced by Jupiter.

8.	Risk Management and Energy Trading Activities
NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133.
Hedging Activities. The activity for the third quarter and nine months ended September 30, 2005 and 2004 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, net of taxes)	2005	2004	2005	2004

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$109.9	$100.2	$93.7	$91.6
Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges	106.4	27.0	132.3	57.2
Reclassification adjustment for net gain included in net income	(12.0)	(8.9)	(21.7)	(30.5)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$204.3	$118.3	$204.3	$118.3

Unrealized gains and losses on NiSource’s hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource’s trading portfolio. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $477.4 million and $200.0 million at September 30, 2005 and December 31, 2004, respectively, of which $271.4 million and $51.7 million were included in “Current Assets,” and $206.0 million and $148.3 million were included in “Other Assets.” Price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $121.8 million and $26.7 million at September 30, 2005 and December 31, 2004, respectively, of which $108.6 million and $21.3 million were included in “Current Liabilities,” and $13.2 million and $5.4 million were included in “Other Liabilities and Deferred Credits,” respectively.
During the third quarter of 2005 and 2004, a gain of $1.5 million and zero, net of taxes respectively, were recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the third quarter of 2005 and 2004, NiSource reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $102.7 million, net of taxes.
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
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $105.0 million and $0.5 million of price risk management assets associated with these programs at September 30, 2005 and December 31, 2004, respectively. In addition, the Consolidated Balance Sheets reflected zero and $9.2 million of price risk management liabilities associated with these programs at September 30, 2005 and December 31, 2004, respectively.
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. Columbia of Virginia started a program in April 2005 similar to the Northern Indiana PPS, which allows non-jurisdictional customers the opportunity to lock in their gas cost. The Consolidated Balance Sheets reflected $13.9 million and zero of price risk management assets and zero and $5.3 million of price risk management liabilities associated with these programs at September 30, 2005 and December 31, 2004, respectively.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas, as well as options to call on additional volumes that match the anticipated delivery needs of the program and currently uses NYMEX futures and options contracts for these hedge transactions. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected $6.4 million and zero of price risk management assets and zero and $0.8 million of price risk management liabilities at September 30, 2005 and December 31, 2004, respectively, associated with the DependaBill program.
As part of the new MISO Day 2 initiative, Northern Indiana was allocated FTRs. These rights protect the company against congestion losses due to the new MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. The Consolidated Balance Sheets reflected $3.2 million of price risk management assets and zero of price risk management liabilities at September 30, 2005.
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
For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Maryland, (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The Consolidated Balance Sheets reflected $10.8 million and $4.6 million of price risk management liabilities associated with these programs at September 30, 2005 and December 31, 2004, respectively.
Columbia Energy Services has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. The Consolidated Balance Sheets reflected $303.7 million and $159.6 million of price risk management assets associated with this program at September 30, 2005 and December 31, 2004, respectively.
Interest Rate Risk Activities. Contemporaneously with the pricing of the 5.25% and 5.45% notes issued September 16, 2005, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized as an increase to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88% respectively.
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
Marketing and Trading Activities. The remaining operations of TPC primarily involve commercial and industrial gas sales. As of September 30, 2005, all power trading contracts were settled. TPC may enter into power derivative contracts in the future to manage price risk associated with operating Whiting Clean Energy, which may not qualify for hedge treatment as determined by SFAS No. 133.
In April 2003, the remaining gas-related activities (physical commodity sales to commercial and industrial customers) that had been classified as derivatives were considered to fall within the normal purchase and sale exception under SFAS No. 133. Therefore, all gas-related derivatives used to offset the physical obligations necessary to fulfill these commodity sales were designated as cash flow hedges. The Consolidated Balance Sheets reflected $151.1 million and $10.5 million of price risk management assets and $121.9 million and $18.3 million of price risk management liabilities associated with this program at September 30, 2005 and December 31, 2004, respectively.
The fair market values of NiSource’s power trading assets and liabilities were zero at September 30, 2005 and $8.8 million and $11.9 million, respectively, at December 31, 2004.

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
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
The results of the June 30, 2005 impairment test indicated that no impairment charge was required for the goodwill related to the purchase of Columbia or Northern Indiana Fuel and Light, and that an impairment charge of $10.9 million was required for goodwill related to the purchase of Kokomo Gas. This impairment charge was recorded in June 2005 and is reflected in operating expenses as an “Impairment and loss (gain) on sale of assets” on the Statement of Consolidated Income. Factors contributing to this charge were increased income that reduced the “regulatory earnings bank” and limitations on future operating income growth.
NiSource’s goodwill assets at September 30, 2005 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill balances at September 30, 2005 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.

10.	Long-Term Debt
On September 16, 2005, NiSource Finance issued $450 million of 5.25% 12-year unsecured notes that mature September 15, 2017 and $550 million of 5.45% 15-year unsecured notes that mature September 15, 2020. The proceeds will be used in part to redeem $900 million of NiSource Finance notes due November 15, 2005. Contemporaneously with the pricing of the 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting swaps resulting in a $35.5 million payment to NiSource’s swap counterparties. The swap termination payments will be amortized over the life of the new debt issues, resulting in an effective interest rate of 5.67% and 5.88% respectively.
On August 25, 2005, NiSource Finance announced it had entered into a definitive agreement with institutional investors providing for the sale of $900 million of the company’s unregistered senior notes. The $900 million in senior notes will be issued on November 28, 2005, in four tranches; $315 million of 7-year notes at a coupon rate of 5.21%; $230 million of 10-year notes at a coupon rate of 5.36%; $90 million of 11-year notes at a coupon rate of 5.41%; and $265 million of 20-year notes at a coupon rate of 5.89%. The proceeds, along with other funding sources, will be used to refinance $1.1 billion of Columbia senior unsecured notes that become callable on November 28, 2005. As such, NiSource has classified $1.1 billion from “Long-term debt” to “Current portion of long-term debt” on the Consolidated Balance Sheets.

11.	Pension and Other Postretirement Benefits
NiSource uses September 30 as its measurement date for its pension and other postretirement benefit plans. In accordance with SFAS No. 87, NiSource adjusted its minimum pension liability at September 30, 2005, increasing the pension liability by approximately $27 million. The increase in the liability is primarily due to a reduction in the discount rate from 6.0% to 5.5% used to determine the pension benefit obligation. NiSource expects to make contributions of $3.6 million to its pension plans and $51.1 million to its other postretirement benefit plans in 2005. As of September 30, 2005, NiSource has contributed $0.5 million to its pension plans and $38.4 million to its other postretirement benefit plans.
During the third quarter of 2005 NiSource recognized a $16.2 million curtailment for pension and other postretirement benefits and a $2.2 million cost for special termination benefits in connection with business processes outsourced in connection with the IBM agreement. Of this amount, approximately $0.4 million was recorded as a regulatory asset per SFAS No. 71.
The following tables provide the components of the plans’ net periodic benefits cost for the third quarter and nine months ended September 30, 2005 and September 30, 2004:

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

	Pension Benefits		Other Benefits
Three months ended September 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$10.5	$9.8	$2.3	$2.2
Interest cost	32.0	31.7	10.4	9.9
Expected return on assets	(41.1)	(39.3)	(3.9)	(3.5)
Amortization of transitional obligation	—	—	2.4	2.9
Amortization of prior service cost	2.7	2.4	0.2	0.2
Recognized actuarial loss	4.2	4.5	0.9	0.7
Special termination benefits	2.2	—	—	—
Settlement/Curtailment loss	5.4	—	10.8	—

Net Periodic Benefits Cost	$15.9	$9.1	$23.1	$12.4

	Pension Benefits		Other Benefits
Nine months ended September 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$31.3	$29.4	$6.9	$6.6
Interest cost	96.0	95.1	31.3	29.7
Expected return on assets	(123.3)	(117.9)	(11.9)	(10.5)
Amortization of transitional obligation	—	—	7.3	8.7
Amortization of prior service cost	7.9	7.2	0.6	0.6
Recognized actuarial loss	12.8	13.5	2.8	2.1
Special termination benefits	2.2	—	—	—
Settlement/Curtailment loss	5.7	—	10.8	—

Net Periodic Benefits Cost	$32.6	$27.3	$47.8	$37.2

12.	Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at September 30, 2005 and the years in which they expire were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Guarantees of subsidiaries debt	$5,010.1	$901.4	$293.1	$32.4	$8.7	$464.0	$3,310.5
Guarantees supporting commodity transactions of subsidiaries	1,046.8	53.5	760.9	23.5	44.8	47.5	116.6
Letters of credit	106.3	0.2	27.0	1.0	78.1	—	—
Other guarantees	161.9	—	—	—	10.1	4.4	147.4

Total commercial commitments	$6,325.1	$955.1	$1,081.0	$56.9	$141.7	$515.9	$3,574.5

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $5.0 billion of debt for various wholly owned subsidiaries including Whiting Leasing, NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $1.0 billion of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. At September 30, 2005, NiSource had no guaranteed amounts outstanding under the revolving line of credit. Through this revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $106.3 million for the benefit of third parties.
Other Guarantees. After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy. The total of the outstanding debt guaranteed for Whiting Clean Energy at September 30, 2005 was $322.9 million, of which approximately $300.1 million of debt related to Whiting Clean Energy was included in NiSource’s Consolidated Balance Sheets.
NiSource retains certain operational guarantees with respect to former PEI subsidiaries. NiSource’s retained financial guarantees of $140.6 million as of June 30, 2005 of debt outstanding, which related to three of the PEI projects, were satisfied in the third quarter when the outstanding debt was refinanced by the buyer of those subsidiaries, thus relieving NiSource of its guaranties of such debt. The fair value of those financial guarantees, $10.5 million, were reversed in the third quarter and recognized as income from discontinued operations. The operational guarantees retained by NiSource are related to environmental compliance, inventory balances, employee relations, and a residual future purchase guarantee. The fair value of these guarantees was determined to be $0.6 million and a portion of the net proceeds in the sale amount were assumed allocated to the guarantees as prescribed by FIN 45.
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
NiSource has issued guarantees, which support up to approximately $1.0 billion of commodity-related payments for its current and former subsidiaries. Refer to the discussion above in this Note 12-A, “Guarantees and Indemnities — Guarantees Supporting Commodity Transactions of Subsidiaries” for additional information.
NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale to Triana, and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. NiSource is indemnified by Triana with respect to any liability for gas deliveries to be made to Mahonia. As of September 30, 2005, approximately 12.7 Bcf remained to be delivered under the forward sales agreements.
Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. NiSource believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, adequately offset any losses that could have been incurred by NiSource due to Triana’s non-performance under the Mahonia agreements. Accordingly, NiSource did not recognize a liability related to the retention of the Mahonia guarantees.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
In October 2005, press reports indicate that Triana agreed to sell CER to Chesapeake Energy Corporation, which sale reportedly would include the assumption of $75 million in forward gas sales agreements. Chesapeake Energy Corporation is the third-largest independent natural gas producer in the United States. Due to the lower gas volumes to be delivered under the forward gas sales agreements with Mahonia and NiSource’s evaluation of Chesapeake Energy Corporation’s ability to deliver those gas volumes, NiSource has not recognized any liability related to the retention of the Mahonia guarantees.
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
As of September 30, 2005, a reserve of approximately $68.1 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.
Gas Distribution Operations and Gas Transmission and Storage Operations.
Air. After a lengthy legal proceeding, the EPA has begun implementing the Particulate Matter and Ozone NAAQS it revised in July 1997. As a result, the EPA has designated those areas that are not in compliance with the standards. The Clean Air Act provides for a process that would provide for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. In the interim, existing ozone ambient air quality standards will remain in place and may require imposition of additional controls in areas of non-attainment. In addition, the EPA has reissued the portion of the NOx SIP Call regulation (dealing with regional ozone transport) which is applicable to certain pipeline engines and turbines, but which was remanded by the Court of Appeals after challenge by the pipeline industry. The resulting rules require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Transmission and Columbia Gulf). The EPA and state regulatory authorities are in the process of setting final implementation requirements. Certain states have already begun to propose new NOx emission requirements that may be applicable to pipeline compressor station engines and turbines (e.g., on October 1, 2005 the State of Kentucky published its draft NOx SIP Call Phase II rule). NiSource believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program established by the relevant state and the EPA, and currently are not reasonably estimable. NiSource will continue to closely monitor developments in this area.
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
On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States by implementing state emission reduction rules. These amendments would apply to the eligible industrial facilities emitting air pollutants that reduce visibility. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, SO2 and particulate matter from coal-fired boilers including Northern Indiana’s electric generating stations, depending upon the outcome of multi-pollutant regulations. On July 6, 2005, EPA finalized Regional Haze Regulations and guidelines that allow states that opt to participate in the CAIR cap-and-trade program to not require affected facilities to install, operate and maintain additional control equipment. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.
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

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.

13.	Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Income (Loss), which is included in “Common stock equity,” on the Consolidated Balance Sheets.

	September 30,	December 31,
(in millions)	2005	2004

Other comprehensive loss, before taxes:
Unrealized gains (losses) on securities	$0.7	$(0.4)
Unrealized gains on cash flow hedges	315.1	142.8
Minimum pension liability adjustment	(281.7)	(243.6)

Other comprehensive income (loss), before taxes:	34.1	(101.2)

Income tax benefit related to items of other comprehensive income (loss)	2.7	49.8

Total Accumulated Other Comprehensive Income (Loss), net of taxes	$36.8	$(51.4)

14.	Income Taxes
For the nine months ended September 30, 2005 and 2004, NiSource’s provision for income taxes was calculated in accordance with APB. No 28. Accordingly, the interim effective tax rate reflects the estimated annual effective tax rate for 2005 and 2004, respectively. The effective tax rate differs from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and certain non-deductible expenses such as the goodwill impairment recorded in the second quarter of 2005.

15.	Business Segment Information
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

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

REVENUES
Gas Distribution Operations
Unaffiliated	$442.8	$395.0	$3,207.3	$2,956.1
Intersegment	4.5	4.4	4.2	7.6

Total	447.3	399.4	3,211.5	2,963.7

Gas Transmission and Storage Operations
Unaffiliated	130.7	133.1	426.8	433.3
Intersegment	57.0	55.7	186.4	187.0

Total	187.7	188.8	613.2	620.3

Electric Operations
Unaffiliated	372.6	298.7	935.7	818.3
Intersegment	0.4	4.6	1.7	13.3

Total	373.0	303.3	937.4	831.6

Other Operations
Unaffiliated	208.5	142.6	620.7	460.8
Intersegment	5.9	5.0	15.7	19.3

Total	214.4	147.6	636.4	480.1

Adjustments and eliminations	(58.6)	(60.9)	(198.0)	(201.3)

Consolidated Revenues	$1,163.8	$978.2	$5,200.5	$4,694.4

Operating Income (Loss)
Gas Distribution Operations	$(69.6)	$(35.7)	$211.0	$264.4
Gas Transmission and Storage Operations	62.2	69.1	248.5	254.0
Electric Operations	110.4	95.4	236.8	236.2
Other Operations	—	(0.7)	(14.1)	(26.2)
Corporate	(9.8)	—	(31.9)	0.6

Consolidated Operating Income	$93.2	$128.1	$650.3	$729.0

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
For the third quarter of 2005, NiSource reported a loss of $5.8 million from continuing operations, or a loss of $0.02 per basic share, while for the nine months ended September 30, 2005, NiSource reported income from continuing operations of $210.8 million, or $0.78 per basic share. This compares to income from continuing operations of $21.7 million, or $0.08 per basic share, for the year-ago quarter and income from continuing operations of $274.0 million, or $1.04 per basic share for the nine months ended September 30, 2004. The quarterly difference was primarily due to $49 million of restructuring expenses, consulting fees, and transition costs incurred in connection with the outsourcing agreement with IBM. For the nine month period, costs related to the outsourcing agreement with IBM and other transformation activities were $81.7 million, comprised of severance and a non-cash postretirement and pension benefit charge of $34.6 million, certain fees and other transition costs of $27.3 million, consulting fees of $6.7 million, and business transformation costs that include impairments of obsolete software systems and initial costs for a new work management system of $13.1 million.
Other factors that adversely impacted the operating results for the quarter and first nine months of the year included decreased revenues in the natural gas transmission and storage business due to the pipelines’ new long-term contracts with their largest customers that were renegotiated over the past two years, partially offset by remarketing efforts. Also, costs increased in Electric Operations stemming from the implementation of the MISO and higher generation expenses, and in Gas Distribution Operations, depreciation expense has increased in 2005 resulting primarily from the expiration of the 1999 stipulation for Columbia of Ohio. These impacts were partially offset by increases in net revenues from Electric Operations, primarily driven by favorable weather and increased sales to

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
customers, and a decrease in losses from Whiting Clean Energy for the quarter and nine months ended September 30, 2005.
Also, contributing to the decline in EPS was an increase in the average number of shares outstanding at September 30, 2005, compared to the year earlier, due primarily to the issuance of approximately 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts associated with the SAILSSM on November 1, 2004.
NiSource has progressed towards its key initiatives during this nine month period of 2005 to build a platform for long-term sustainable growth in 2006 and beyond including: pipeline growth and expansion; broad regulatory and commercial initiatives premised on existing assets; ongoing financial management of the balance sheet; and expense management.
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. The 10-year agreement is expected to deliver approximately $395 million in net savings, after costs to achieve, in operating and capital costs across NiSource’s 15 primary operating subsidiaries over the course of the contract, as well as providing new tools and technology advances and enhanced service capabilities. On July 1, 2005, IBM assumed responsibility for Information Technology, Human Resources and Supply Chain procurement functions across NiSource as well as transition and transformation processes in the Meter to Cash and Customer Contact Centers. Included in the Information Technology transformation process during 2005 and 2006 are major projects in Human Resources, Finance and Accounting, Supply Chain, Gas Management, Operations and Meter to Cash. As of September 30, 2005, 499 employees have transitioned employment to IBM while knowledge transfer of other assumed functions continue. The identified net savings do not include efficiencies and other benefits from a three-year project to implement common work management solutions (WMS) and geographical information systems (GIS) across operations.
As a regulated company, NiSource is exposed to regulatory risk and manages this risk by monitoring its operations and working with various regulatory bodies to maintain a business that continues to provide value for its customers and stockholders in this changing environment. During the nine months ended September 30, 2005, NiSource continued to make progress with regulatory and commercial initiatives that began in 2004. Northern Indiana continues to work with the OUCC and some of the utility’s industrial customers to explore various options to address Northern Indiana’s need for additional power to meet its unique customer load. Northern Indiana continues to be optimistic that the parties can collaborate to reach a mutually acceptable solution that will address electric reliability issues. Whiting Clean Energy, another NiSource subsidiary, offers an immediate, economic and dependable solution to the reliability concerns for Northern Indiana customers. The IURC on July 1, 2005 issued an interim order approving Northern Indiana purchases of Whiting Clean Energy power necessary to meet those reliability concerns. The order allows Northern Indiana to recover only the fuel costs associated with such purchases through the normal fuel cost adjustment process.
On April 27, 2005, Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. If approved, the increase could go into effect as early as December 1, 2005. The rate filing also includes requests for a performance based rate plan and cost recovery of a steel infrastructure replacement program.
In the first quarter of 2005, Whiting Clean Energy completed renegotiation of the terms of its agreement with BP’s oil refinery in Whiting, Indiana. Under the revised agreement, Whiting Clean Energy will continue to meet BP’s need for steam, while reducing the power plant’s required run time for the next three years.
NiSource’s Gas Transmission and Storage Operations segment, under the leadership of Chris Helms, Pipeline Group President, who joined NiSource in April 2005, is well positioned to identify and capture long-term growth opportunities by helping meet increasing market demand for natural gas in the eastern United States. NiSource’s Columbia Transmission recently launched an open season for a proposed expansion of its natural gas transmission system in central and southern Virginia. An open season was also held in connection with a proposed Eastern Market expansion to provide storage and transportation services to growing Mid-Atlantic markets. Millennium, which is targeting a November 1, 2007, in-service date, filed an amended certificate application with the FERC in August 2005. Hardy Storage is on track to develop a natural gas storage field from a depleted natural gas production

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
field in Hardy and Hampshire Counties, West Virginia. Hardy Storage, which is being jointly developed by Columbia Transmission and a subsidiary of Piedmont, filed its formal project application with the FERC in April 2005, and received a favorable order on November 1, 2005, which should allow for construction to begin as scheduled later this year.
NiSource also continued to strengthen its financial position through management of the balance sheet and expenses. In September 2005, NiSource Finance issued $450 million of 5.25% 12-year unsecured notes that mature September 15, 2017 and $550 million of 5.45% 15-year unsecured notes that mature September 15, 2020. The proceeds will be used in part to redeem $900 million of NiSource Finance notes due November 15, 2005. Additionally, in August 2005 NiSource Finance announced it had entered into a definitive agreement with institutional investors providing for the sale of $900 million of the company’s unregistered senior notes. The $900 million in senior notes will be issued on November 28, 2005, for which the proceeds, along with other funding sources, will be used to refinance $1.1 billion of Columbia senior unsecured notes that become callable on November 28, 2005.
In March 2005, NiSource entered into a $1.25 billion revolving credit agreement to fund future working capital requirements and other corporate needs. The new five-year agreement replaces existing agreements and is expected to reduce interest expense by approximately $0.9 million during the calendar year and by about $1.2 million annually thereafter.
NiSource expects that its financial results for 2005 will continue to be negatively impacted by transition and transformation costs associated with the IBM agreement, regulatory proceedings and pipeline re-contracting that took place in 2004, and the debt extinguishment costs anticipated with the refinancing of the Columbia debt in November 2005. Additionally other operational, regulatory and business issues will continue to impact 2005 results including incremental costs associated with MISO in NiSource’s Indiana electric market that are not recoverable under current regulatory agreements, continued losses for Whiting Clean Energy (although lower than previous years), and lower natural gas usage by customers of NiSource gas distribution companies.
The unusually active hurricane season and resulting natural gas price volatility has had a significant impact on natural gas prices. The higher natural gas prices will likely affect natural gas usage, limit the opportunities for commercial activities for the foreseeable future, and may impact the potential for regulatory initiatives. These issues are expected to continue for the remainder of 2005 and extend into 2006.
The Katrina and Rita hurricanes did not cause severe damage to NiSource’s pipelines. The costs of repairing any damage to pipeline facilities are not expected to have a material impact on NiSource’s 2005 result.
Results of Operations
The Quarter Ended September 30, 2005
Net Income
NiSource reported a net loss of $6.8 million, or a loss of $0.03 per basic share, for the three months ended September 30, 2005, compared to net income of $28.8 million, or $0.11 per basic share, for the third quarter of 2004. NiSource’s net income reflects the impact of discontinued operations, including a $1.0 million loss for the third quarter of 2005 and a $7.1 million gain for the comparative quarter last year, mainly related to NiSource’s former subsidiary, CER. Operating income was $93.2 million, a decrease of $34.9 million from the same period in 2004. These results include $49.0 million of costs related to the outsourcing agreement with IBM.
Basic average shares of common stock outstanding for the three months ended September 30, 2005 were 271.7 million compared to 262.7 million at September 30, 2004. The increase was primarily due to the issuance during the fourth quarter of 2004 of 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource’s SAILSSM.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2005, were $607.7 million, an $18.6 million increase from the same period last year. The increased net revenues resulted from higher Electric Operations sales of approximately $19.9 million due to favorable weather conditions and continued increases in customer sales, and increased revenue from Whiting Clean Energy of $7.1 million. Net revenues were reduced by approximately $5 million from the re-contracting of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Expenses
Operating expenses for the third quarter of 2005 were $514.5 million, an increase of $53.5 million from the 2004 period. The increase was primarily due to $49.0 million of expenses recognized in the current quarter for the outsourcing agreement with IBM and other associated business transformation activities. These expenses included a restructuring charge for a pension and other postretirement benefits curtailment of $18.0 million, certain fees and other transition costs of $27.3 million, consulting fees of $1.5 million and business transformation costs related to a new work management system of $2.2 million. Operating expenses also increased by $10.5 million for higher depreciation expense due primarily to the expiration of the 1999 stipulation for Columbia of Ohio.
Other Income (Deductions)
Interest expense, net was $107.1 million for the quarter, an increase of $7.6 million compared to the third quarter of 2004, due primarily to the impact of higher short-term interest rates on variable rate debt and higher average long-term debt balances due to the prefunding of November 2005 debt maturities. Other, net was $3.3 million for the current quarter compared to $1.0 million of income for the comparable 2004 period due to increased interest income.
Income Taxes
Income tax for the third quarter of 2005 provided a benefit of $5.8 million due to losses incurred in the quarter, whereas income tax expense was $6.8 million in the comparable 2004 period. The income tax benefit represented a 50% effective tax rate for the third quarter of 2005 as a result of losses incurred together with a $1.1 million tax benefit recorded upon filing NiSource’s 2004 consolidated federal income tax return. The comparable 2004 period was favorably impacted by the reversal of a $5.7 million tax reserve, offset by a $1.3 million increase in tax expense related to the regulatory treatment of depreciation differences.
Results of Operations
Nine Months Ended September 30, 2005
Net Income
NiSource reported net income of $238.5 million, or $0.88 per basic share, for the nine months ended September 30, 2005, compared to $276.9 million, or $1.06 per basic share, for the first nine months of 2004. Operating income was $650.3 million, a decrease of $78.7 million from the same period in 2004 due primarily to the costs associated with the outsourcing agreement with IBM. NiSource’s net income reflects the $27.7 million positive impact of discontinued operations recognized mostly in the second quarter of 2005, the result of changes to reserves for contingencies related to the previous sale of discontinued assets and an impairment charge for certain discontinued assets.
Basic average shares of common stock outstanding for the nine months ended September 30, 2005 were 271.1 million compared to 262.5 million at September 30, 2004. The increase was primarily due to the issuance during the fourth quarter of 2004 of 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource’s SAILSSM.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. These trackers increase both operating expenses and net revenues and have essentially no impact on total operating income results. Approximately $26 million of the increase in operating expenses was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2005, were $2,275.4 million, an $80.0 million increase from the same period last year. The increase in revenues resulted largely from regulatory initiatives, which increased approximately $53 million, and included the expiration of the 1999 stipulation for Columbia of Ohio, environmental trackers that allow for recovery of certain capital expenditures, and the impact of regulatory trackers discussed above. Net revenues also increased as a result of favorable weather conditions in Electric and Gas Distribution Operations of approximately $30 million, increased revenues at Whiting Clean Energy of $10.5 million and $8.9 million from a third party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract. These increases were partially offset by a $16.0 million

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
loss of revenue attributable to the re-contracting of firm transportation and storage contracts that expired October 31, 2004, net of remarketing activities.
Expenses
Operating expenses for the nine months ended September 30, 2005 were $1,625.1 million, an increase of $158.7 million from the 2004 period. The increase was primarily the result of $81.7 million of expenses recognized for the outsourcing agreement with IBM and other associated business transformation activities. These expenses included restructuring charges of $34.6 million that included severance and non-cash pension and other post retirement costs, certain fees and other transition costs of $27.3 million, $6.7 million of consulting fees, a $10.9 million charge for obsolete software systems, and $2.2 million of business transformation costs related to a new work management system. In addition, 2005 results include a $10.9 million impairment charge related to goodwill at Kokomo Gas, higher other tax expense of $16.0 million due primarily to a favorable accrual adjustment to estimated property taxes recorded in the second quarter of 2004, higher depreciation of $29.6 million primarily the result of the expiration of the 1999 stipulation for Columbia of Ohio and the impact of trackers discussed above.
Other Income (Deductions)
Interest expense, net was $312.8 million for the nine months ended September 30, 2005 compared to $300.8 million for the nine months ended September 30, 2004. This increase of $12.0 million was mainly due to the impact of higher short-term interest rates on variable rate debt and higher average long-term debt balances associated with the prefunding of November 2005 debt maturities.
Income Taxes
Income tax expense for the nine months ended September 30, 2005 was $129.9 million, a decrease of $24.9 million compared to the 2004 period, due primarily to lower pre-tax income. The effective tax rate of 38.1% reflects the impact of the non-deductible goodwill impairment charge recorded in the second quarter of 2005 and increased taxes related to Ohio income tax law changes enacted on June 30, 2005, offset by an income tax benefit from an electric production deduction (discussed below) and a favorable adjustment recorded upon filing NiSource’s 2004 consolidated federal income tax return. The comparable 2004 period was favorably impacted by the reversal of a $5.7 million tax reserve.
The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana and Whiting Clean Energy’s electric production activities qualify for this deduction. The deduction is equal to 3% of QPAI for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter. The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $2 million. The United States Treasury Department has issued guidance for calculating this deduction in Notice 2005-14 and in proposed regulations issued on October 20, 2005. NiSource is still evaluating the impact of the recently issued proposed regulations and, as such, the estimated $2 million tax benefit is subject to revision.
Liquidity and Capital Resources
Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas. The recent increase in the price of natural gas has resulted in an increase in working capital requirements to fund the cost of gas placed in storage, the cost of gas flowing directly to our customers and the related increase in accounts receivable. While the $1.25 billion revolving line of credit is projected to adequately meet these needs, NiSource is reviewing several options to increase the available liquidity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2005 was $756.9 million, a decrease of $53.2 million from the comparable 2004 period. Increases in cash from continuing operations as a result of the timing of gas and fuel purchases and the recovery of such costs in rates and lower tax payments were more than offset by the impact of deferred taxes and cash used for discontinued operations. The additional cash required for deferred tax payments was due to the expiration in 2004 of “bonus” tax depreciation enacted under the Job Creation and Worker Assistance Act of 2002.
Investing Activities. Capital expenditures of $406.9 million in the first nine months of 2005 were $24.6 million higher than the comparable 2004 period. The spending for the first nine months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in the fourth quarter 2005 as compared to last year, mainly to support increased pipeline integrity related work and growth initiatives within Gas Transmission and Storage Operations.
Financing Activities. At September 30, 2005, NiSource had no borrowings under the company’s line of credit and NiSource’s shelf capacity was $850 million.
Long-term Debt
On September 16, 2005, NiSource Finance issued $450 million of 5.25% 12-year unsecured notes that mature September 15, 2017 and $550 million of 5.45% 15-year unsecured notes that mature September 15, 2020. The proceeds will be used in part to redeem $900 million of NiSource Finance notes due November 15, 2005. Contemporaneously with the pricing of the 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting swaps resulting in a $35.5 million payment to NiSource’s swap counterparties. The swap termination payments will be amortized over the life of the new debt issues, resulting in an effective interest rate of 5.67% and 5.88% respectively.
On August 25, 2005, NiSource Finance announced it had entered into a definitive agreement with institutional investors providing for the sale of $900 million of the company’s unregistered senior notes. The $900 million in senior notes will be issued on November 28, 2005, in four tranches; $315 million of 7-year notes at a coupon rate of 5.21%; $230 million of 10-year notes at a coupon rate of 5.36%; $90 million of 11-year notes at a coupon rate of 5.41%; and $265 million of 20-year notes at a coupon rate of 5.89%. The proceeds, along with other funding sources, will be used to refinance $1.1 billion of Columbia senior unsecured notes that become callable on November 28, 2005.
During July 2005, Northern Indiana redeemed $34 million of its medium-term notes with an average interest rate of 6.62%
During June 2005, Northern Indiana redeemed $39.3 million of its medium-term notes and Bay State redeemed $10 million of its medium-term notes with an average interest rate of 6.79% and 6.58%, respectively.
During April 2005, NiSource redeemed $30 million of Capital Markets medium-term notes, with an average interest rate of 7.67%.
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
Credit Facilities
During March 2005, NiSource Finance obtained a new $1.25 billion five-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an expiring $500 million 364-day credit facility, as well as a $750 million three-year credit facility that would have expired in March 2007. NiSource had no outstanding credit facility advances at September 30, 2005 and $307.6 million at December 31, 2004, at a weighted average interest rate of 3.04%. NiSource had $902.7 million of short-term investment balances at September 30, 2005. As of September 30, 2005 and December 31, 2004, NiSource had $106.3 million and $111.6 million of stand-by letters of credit outstanding, respectively. At September 30, 2005, $77.3 million of the $106.3 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource obtained during February 2004. Of the remaining $29 million of stand-by letters of credit outstanding at September 30, 2005, $25.4 million resided under NiSource’s five-year revolving credit facility and $3.6 million resided under an uncommitted arrangement with another financial institution. As of September 30, 2005, $1,224.6 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables
On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit sponsored by Dresdner Kleinwort Wasserstein. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement, which originally expired in May 2005 was extended for another year on May 13, 2005, and now has a scheduled expiration date of May 12, 2006, and can be renewed again if mutually agreed to by both parties. As of September 30, 2005, $59.1 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreement will expire on December 26, 2005, but can be renewed if mutually agreed to by both parties. As of September 30, 2005, NRC had sold $150.3 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
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
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during the third quarter and first nine months of 2005, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $4.8 million and $14.5 million for the quarter and nine months ended September 30, 2005, respectively.
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
Trading Risks
The transactions associated with NiSource’s power trading operations give rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity. The power trading operations market and trade over-the-counter contracts for the purchase and sale of electricity. Those contracts within the power trading portfolio that require settlement by physical delivery are often net settled in accordance with industry standards. As of September 30, 2005, all power trading contracts were settled. TPC may enter into power derivative contracts in the future to manage price risk associated with operating Whiting Clean Energy, which may not qualify for hedge treatment as determined by SFAS No. 133.
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
The fair values of the contracts related to NiSource’s trading operations and the activity affecting the changes in the fair values during the third quarter of 2005 are:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2005	September 30, 2005

Fair value of contracts outstanding at the beginning of the period	$1.0	$(3.0)
Contracts realized or otherwise settled during the period (including net option premiums received)	0.4	(0.4)
Fair value of new contracts entered into during the period	—	(1.3)
Other changes in fair values during the period	(1.4)	4.7

Fair value of contracts outstanding at the end of the period	$—	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was zero, during the third quarter of 2005 and will likely remain that way going forward. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.2 million, $0.7 million and $0.1 million during the third quarter of 2005, respectively. Prospectively, management has set the VaR limit at $0.5 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. The VaR limit for power trading was $2.5 million, however, this limit was reduced to zero in the third quarter of 2005 with the settlement of all power trading contracts. Should TPC enter into power derivative contracts in the future to manage price risk associated with Whiting Clean Energy, those contracts would be limited to the physical generation capacity of Whiting Clean Energy.
Refer to Note 8, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
NiSource has issued guarantees that support up to approximately $1.0 billion of commodity-related payments for its current subsidiaries involved in energy marketing and power trading and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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
NiSource has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 8, “Risk Management and Energy Trading Activities,” and Note 12-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
NiSource has retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remain in place subsequent to the closing of the CER sale to Triana, and decline over time as volumes are delivered in satisfaction of the contractual obligations, ending in February 2006. NiSource is indemnified by Triana with respect to any liability for gas deliveries to be made to Mahonia. As of September 30, 2005, approximately 12.7 Bcf remained to be delivered under the forward sales agreements.
Immediately after the close of the sale, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. NiSource believes that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, adequately offset any losses that could have been incurred by NiSource due to Triana’s non-performance under the Mahonia agreements. Accordingly, NiSource did not recognize a liability related to the retention of the Mahonia guarantees.
In October 2005, press reports indicate that Triana agreed to sell CER to Chesapeake Energy Corporation, which sale reportedly would include the assumption of $75 million in forward gas sales agreements. Chesapeake Energy Corporation is the third-largest independent natural gas producer in the United States. Due to the lower gas volumes

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
to be delivered under the forward gas sales agreements with Mahonia and NiSource’s evaluation of Chesapeake Energy Corporation’s ability to deliver those gas volumes, NiSource has not recognized any liability related to the retention of the Mahonia guarantees.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Net Revenues
Sales Revenues	$392.3	$344.1	$2,901.1	$2,651.4
Less: Cost of gas sold	266.7	220.7	2,163.7	1,963.5

Net Sales Revenues	125.6	123.4	737.4	687.9
Transportation Revenues	55.0	55.3	310.4	312.3

Net Revenues	180.6	178.7	1,047.8	1,000.2

Operating Expenses
Operation and maintenance	169.7	142.8	537.7	471.8
Depreciation and amortization	55.7	48.2	167.8	144.5
Impairment and loss on sale of assets	—	—	10.5	—
Other taxes	24.8	23.4	120.8	119.5

Total Operating Expenses	250.2	214.4	836.8	735.8

Operating Income (Loss)	$(69.6)	$(35.7)	$211.0	$264.4

Revenues ($ in Millions)
Residential	209.2	193.8	1,895.6	1,644.7
Commercial	76.6	70.8	646.1	583.5
Industrial	37.6	27.6	152.6	146.3
Transportation	55.0	55.3	310.4	312.3
Off System Sales	13.8	24.9	134.1	180.2
Other	55.1	27.0	72.7	96.7

Total	447.3	399.4	3,211.5	2,963.7

Sales and Transportation (MMDth)
Residential sales	12.9	13.8	151.6	151.2
Commercial sales	5.6	6.4	56.0	59.4
Industrial sales	3.5	4.1	15.3	16.5
Transportation	96.5	95.6	379.5	395.6
Off System Sales	1.3	4.5	17.6	30.5
Other	0.1	0.1	0.4	0.5

Total	119.9	124.5	620.4	653.7

Heating Degree Days	21	33	3,180	3,191
Normal Heating Degree Days	58	58	3,168	3,196
% Colder (Warmer) than Normal	(64%)	(43%)	0%	0%

Customers
Residential			2,404,247	2,314,195
Commercial			209,227	211,649
Industrial			5,310	5,820
Transportation			664,023	725,572
Other			61	61

Total			3,282,868	3,257,297

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
Restructuring
Gas Distribution Operations recorded restructuring charges of $10.6 million in the third quarter of 2005 and $11.2 million in the second quarter of 2005 in connection with the IBM agreement mentioned previously, of which $16.7 million was an allocation from NiSource Corporate Services. Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $0.9 million for the third quarter of 2005 and the restructuring liability remaining at September 30, 2005, was $10.2 million. Refer to Note 5, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
Regulatory Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. Through the month of September 2005, approximately 660 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers selected an alternate supplier.
On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer ChoiceSM Program. The program provides residential and small commercial customers the option to choose their natural gas supplier and avoids the stranded costs associated with the previous pilot. In addition, Columbia of Kentucky received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. As of September 30, 2005, Columbia of Ohio has $37.9 million of uncollected accounts receivable pending future recovery. On May 2, 2005, Columbia of Ohio filed an application for approval to decrease its Uncollectible Expense Rider rate, effective June 2005. This request for reduction in its Uncollectible Expense Rider rate was based on projected annual recovery requirements of $26.3 million for the period ending March 31, 2006 — a reduction of $11.4 million from Columbia of Ohio’s then effective rate. On June 1, 2005, the PUCO approved Columbia of Ohio’s application to adjust its Uncollectible Expense Rider rate.
On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On February 7, 2005, the OPSB notified Columbia of Ohio that the applications were certified as complete. Columbia of Ohio also filed requests for waivers from certain OPSB requirements. The waivers were approved on February 4, 2005. On April 14, 2005, the OPSB issued an Order (i) finding that the effective date of the applications is April 15, 2005, (ii) granting Columbia of Ohio’s motion to consolidate the cases for hearing purposes, and (iii) establishing a public hearing date of June 20, 2005, and an adjudicatory hearing date of June 21, 2005. On July 7, 2005 a Stipulation and Recommendation was filed in which all parties recommended approval of Columbia of Ohio’s plans for the construction of the Northern Columbus Loop Natural Gas Pipeline. On August 3, 2005, the OPSB approved Columbia of Ohio’s construction of the Northern Columbus Loop Natural Gas Pipeline project.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
On April 27, 2005, Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. If approved, the increase is expected to go into effect on December 1, 2005. The rate filing also includes requests for a performance based rate plan and cost recovery of a steel infrastructure replacement program.
On August 25, 2005, the Pennsylvania PUC approved the general stipulation in the Columbia of Pennsylvania’s gas cost recovery proceeding. Under the general stipulation, Columbia of Pennsylvania was authorized to make changes to its gas purchasing hedging program. The Pennsylvania PUC further found that Columbia of Pennsylvania has met all legal standards as to all actual purchased gas costs in the historic period and that Columbia of Pennsylvania has taken all steps necessary to negotiate favorable gas supply contracts and obtain lower cost gas supplies for the upcoming year.
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
Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. The IURC issued their final Order on August 24, 2005 permitting Northern Indiana full recovery of its gas costs and affirming its position on the regulatory pricing of gas in storage as decided in Northern Indiana’s GCA5.
Northern Indiana’s GCA7 annual demand cost recovery filing, covering the period November 1, 2005 through October 31, 2006 was made on August 29, 2005. A procedural schedule was established on October 13, 2005, setting this filing for hearing later in the fourth quarter of 2005.
Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Settlement Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the current ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathered the terms of existing contracts that marketers have with Choice customers and established a scope for negotiations. On May 2, 2005, Northern Indiana filed an unopposed motion that provided Parties more time to negotiate terms of the ARP and extend the expiration date of the current ARP to April 30, 2006. This action was approved by the IURC on May 25, 2005. A joint Stipulation and Settlement Agreement resolving all terms of the new ARP among Parties was filed with the IURC on July 13, 2005. The Settlement establishes a four-year term that expires May 1, 2010, provides for the continuation of current products and services offered under the current ARP including the GCIM, spells out the terms of Northern Indiana’s merchant role, establishes a risk and reward mechanism to mitigate cost allocations created through Northern Indiana’s Choice program, and a rate moratorium with exceptions for the term of the Agreement. An unopposed hearing was held on October 18, 2005 with a final IURC decision expected in the fourth quarter of 2005.
Northern Indiana filed to extend and expand its one-year Winter Warmth, energy assistance, pilot on October 3, 2005. Northern Indiana is seeking approval to provide $7.9 million in low-income and hardship deposit and bill assistance and low-income weatherization support effective December 16, 2005. The program is funded by $0.9 million in Northern Indiana contributions and $7.0 million from ratepayers through a volumetric surcharge. Northern Indiana expects both a hearing and an order on this filing in the fourth quarter of 2005.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of September 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 12-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Distribution Operations.
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
Weather in the Gas Distribution Operation’s territories for the third quarter of 2005 was 36% warmer than the comparable quarter in 2004, and 64% warmer than normal.
For the first nine months of 2005, weather was slightly colder than normal and slightly warmer than the first nine months of 2004.
Throughput
Total volumes sold and transported of 119.9 MMDth for the third quarter of 2005, decreased 4.6 MMDth from the same period last year. This decrease in volume was experienced across residential, commercial, and industrial markets and was attributable mainly to the milder weather compared to the same period last year.
For the nine-month period ended September 30, 2005, total volumes sold and transported were 620.4 MMDth, a decrease of 33.3 MMDth from the same period in 2004. This decrease was primarily the result of decreased off-system sales and transportation sales in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, and warmer weather in the third quarter of 2005 compared to the third quarter of 2004.
Net Revenues
Net revenues for the three months ended September 30, 2005 were $180.6 million, which were essentially flat compared to the same period in 2004.
For the nine-month period ended September 30, 2005, net revenues were $1,047.8 million, a $47.6 million increase from the same period in 2004, largely due to increased revenues recognized for trackers of $27.2 million, which are offset in operating expense. Revenues also increased $14 million from regulatory initiatives, including the stipulation for Columbia of Ohio, and $3.8 million from a favorable weather impact compared to the same period last year. Partially offsetting these impacts was lower customer usage, net of customer increases, which negatively impacted sales by approximately $10 million.
Operating Income
For the third quarter of 2005, Gas Distribution Operations reported an operating loss of $69.6 million, versus an operating loss of $35.7 million for the comparable 2004 period. The increase in operating loss was mainly attributable to transition costs and a pension and other postretirement benefit charge associated with the IBM agreement totaling $29.9 million and increased depreciation expense of $7.5 million that primarily resulted from the expiration of 1999 stipulation for Columbia of Ohio. Increased administrative expenses for the quarter were offset by lower employee benefit related costs.
Operating income for the first nine months of 2005 totaled $211.0 million, a $53.4 million decrease compared to the same period in 2004 largely due to a restructuring charge, transition costs and a pension and other postretirement benefit charge associated with the IBM agreement totaling $41.3 million. Also, depreciation expense increased $23.3 million that primarily resulted from the expiration of 1999 stipulation for Columbia of Ohio and a $10.9 million goodwill impairment loss recognized for Kokomo Gas in the second quarter of 2005. These increases in costs were partially offset by increased net revenues discussed above.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Operating Revenues
Transportation revenues	$141.5	$142.4	$470.1	$479.1
Storage revenues	44.4	44.3	133.6	134.0
Other revenues	1.8	2.1	9.5	7.2

Total Operating Revenues	187.7	188.8	613.2	620.3
Less: Cost of gas sold	6.4	2.1	18.3	12.5

Net Revenues	181.3	186.7	594.9	607.8

Operating Expenses
Operation and maintenance	77.8	76.9	219.0	226.3
Depreciation and amortization	28.6	28.2	85.3	85.9
Loss (gain) on sale of assets	—	(0.1)	—	0.2
Other taxes	12.7	12.6	42.1	41.4

Total Operating Expenses	119.1	117.6	346.4	353.8

Operating Income	$62.2	$69.1	$248.5	$254.0

Throughput (MMDth)
Columbia Transmission
Market Area	144.1	125.9	708.2	701.2
Columbia Gulf
Mainline	120.4	114.9	402.1	415.5
Short-haul	27.1	28.9	68.7	76.8
Columbia Pipeline Deep Water	2.7	4.1	9.4	12.8
Crossroads Gas Pipeline	9.5	9.2	31.5	29.7
Granite State Pipeline	3.2	3.5	22.8	23.1
Intrasegment eliminations	(110.4)	(116.6)	(390.6)	(415.3)

Total	196.6	169.9	852.1	843.8

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
Operational Impacts Associated with Hurricanes Katrina and Rita
Preliminary hurricane related damage assessments for Columbia Gulf are estimated to be between $15 to $20 million. NiSource does not anticipate a material impact on operating income results. Most of these costs will be recovered through insurance or capitalized as new plant additions.
Management anticipates having substantially all of its facilities able to accept gas by November 15, 2005 and estimated revenue losses for 2005 are anticipated to be $2.5 million. The impact on 2006 will depend primarily on when Gulf Coast supplies, processing facilities, pipelines and throughput return to pre-hurricane levels.
On October 21, 2005, Columbia Transmission and Columbia Gulf sent an informational notice to their customers regarding the uncertainty of Gulf Coast supply during the upcoming winter heating season. The notice outlined steps that Columbia Transmission and Columbia Gulf will follow, as well as suggestions for their customers, to ensure operational integrity throughout the winter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Restructuring
Gas Transmission and Storage Operations recorded restructuring charges of $3.5 million in the third quarter of 2005 and $2.7 million in the second quarter of 2005 in connection with the IBM agreement mentioned previously, which was allocated from NiSource Corporate Services. Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $0.5 million for the third quarter of 2005 and the restructuring liability remaining at September 30, 2005, was $3.6 million. Refer to Note 5, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Transmission and Storage Operations segment.
Regulatory Matters
On June 30, 2005, the FERC issued the “Order On Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance is January 1, 2006 at which time all assessment costs will be expensed. Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. There is no material impact on 2005 for this order, but it is anticipated that operating expenses will increase approximately $8 to $12 million in 2006 related to this guidance and the expenditures NiSource expects to incur to comply with the DOT’s Integrity Management Rule.
On March 31, 2005, the FERC issued an order regarding Columbia Transmission’s annual EPCA filing. The FERC’s order accepted the filing, subject to refund, and established a hearing to address issues related to the appropriate methodology for allocating costs associated with the new electric Downingtown Compressor units. An uncontested settlement was reached among the parties and was filed with FERC on August 31, 2005. On October 26, 2005, the FERC approved the settlement without modifications or conditions. The settlement will not have a material financial impact on the company.
On March 29, 2005, the FERC issued an unconditional order accepting Columbia Transmission’s March 1, 2005 RAM filing. Columbia Transmission’s March 1, 2004 RAM is still pending before the FERC, with no statutory time requirement for future action; however, with the approval of the 2005 RAM filing, management does not anticipate a material adverse order.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of September 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 12-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Transmission and Storage Operations.
Proposed Millennium Pipeline Project
Millennium has proposed a pipeline project, in which Columbia Transmission is participating and will serve as operator, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is currently being marketed in two phases. Phase 1 of the project is to begin at a proposed interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire would construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium would extend eastward to an interconnect with Algonquin Gas Transmission at Ramapo, New York. As currently planned, Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.
The FERC issued an order in September 2002 in which it granted final certificate authority for the original Millennium project, but specified that Millennium could not begin construction until certain environmental and other conditions were met. One such condition, impacting what is now being marketed as Phase 2 of the project, was compliance with the Coastal Zone Management Act, which is administered by the NYDOS. NYDOS determined that the Hudson River crossing plan was not consistent with the Act. Millennium’s appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the United States Department of Commerce ruling relating to the project’s Hudson River crossing plan in the United States Federal

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
District Court on February 13, 2004. The procedural schedule calls for all briefings to be completed by the end of 2005.
On August 1, 2005, Millennium submitted a certificate amendment filing to the FERC. This amended filing requests authorization from the FERC to construct the project in phases, details construction and development plans for Phase 1 of the project, and includes executed precedent agreements for service on Phase I of the project. The executed precedent agreements contained various conditions. Millennium is currently renegotiating certain of these conditions. The success of these renegotiations and the timing of receipt of the necessary approvals may impact the targeted in-service date of November 1, 2007 and may even affect the viability of Phase I. Provided the renegotiations are successful and the necessary approvals are received in a timely manner, Millennium plans to begin construction in mid-2006.
During the second quarter of 2004, a NiSource affiliate purchased an additional interest in the project. NiSource is finalizing plans to transfer this interest to other sponsors in 2005. The other sponsors are Columbia Transmission, MCNIC Millennium Company (subsidiary of DTE Energy Company), and KeySpan Millennium, L.L.C. (subsidiary of KeySpan Corporation). If the transfer of this interest occurs as currently contemplated, development of the project, other than Phase I, would require unanimous agreement of the sponsors. Decisions by the sponsors regarding additional aspects of the project may impair Millennium’s ability to recover in rates certain development costs it has previously incurred.
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
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received a favorable order on November 1, 2005, which should allow for construction to begin as scheduled later this year. Service from both projects is expected to be available in 2007.
Other Growth Projects
Open seasons for two additional projects, the central and southern Virginia expansion and the Eastern Market expansion, were held earlier this year. Market interest for both projects was encouraging and customer negotiations are ongoing. Assuming the successful completion of negotiations, regulatory approvals are anticipated to be initiated during 2006.
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 196.6 MMDth for the third quarter 2005, an increase of 26.7 MMDth from the same period in 2004. The increase in throughput is mainly due to increased power generation deliveries.
Throughput for the nine months ended September 30, 2005 was 852.1 MMDth, an increase of 8.3 MMDth from the same period in 2004 due to increased power generation deliveries experienced in the third quarter of 2005 and

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
partially offset by warmer weather in the first six months of 2005 than for the comparable period in 2004, and a continued overall decline of offshore natural gas production, and other non-weather factors.
Throughput for both the quarter and nine month period has been negatively impacted by Hurricanes Katrina and Rita, which is expected to continue in the fourth quarter of 2005 and into the first quarter of 2006.
Net Revenues
Net revenues were $181.3 million for the third quarter 2005, a decrease of $5.4 million from the same period in 2004, due to the re-contracting of firm transportation and storage agreements that expired October 31, 2004, which reduced net revenues by $4.9 million, net of remarketing activities.
Net revenues were $594.9 for the first nine months of 2005 compared to $607.8 million for the first nine months of 2004. The $12.9 million decrease in net revenues was mainly due to the re-contracting of firm transportation and storage agreements that expired October 31, 2004, which amounted to $16.0 million, net of remarketing activities, and decreased revenues from trackers, which are offset in operating expense. These decreases in net revenues were partially offset by a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, amounting to $8.9 million in the second quarter of 2005.
Operating Income
Operating income was $62.2 million for the third quarter 2005 compared to $69.1 million in the third quarter 2004. The decrease in operating income was mainly attributable to transition costs and a pension and other postretirement benefit charge associated with the IBM agreement totaling $8.5 million, and lower net revenues described above. This increase was partially offset by reduced employee and administrative expenses of $4.5 million mainly due to decreased pension expense.
For the first nine months of 2005, operating income was $248.5 million, a $5.5 million decrease from the first nine months of 2004. The decrease was mainly attributable to transition costs and a pension and other postretirement benefit charge associated with the IBM agreement totaling $11.2 million, and lower net revenues described above. This decrease was partially offset by a third-party buyout of a bankruptcy claim in the second quarter of 2005 relating to the rejection of a shipper’s long-term contract, amounting to $8.9 million, and a $10.3 million reduction in employee and administrative expenses mainly due to decreased pension and other benefit expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Net Revenues
Sales revenues	$373.0	$303.3	$937.4	$831.6
Less: Cost of sales	142.2	92.4	330.3	258.7

Net Revenues	230.8	210.9	607.1	572.9

Operating Expenses
Operation and maintenance	62.3	57.2	192.4	176.3
Depreciation and amortization	46.9	44.1	138.6	132.6
Gain on sale of assets	—	—	(0.4)	—
Other taxes	11.2	14.2	39.7	27.8

Total Operating Expenses	120.4	115.5	370.3	336.7

Operating Income	$110.4	$95.4	$236.8	$236.2

Revenues ($ in millions)
Residential	118.3	86.9	269.0	224.8
Commercial	92.8	78.8	251.7	222.4
Industrial	116.9	100.3	333.9	304.1
Wholesale	14.6	18.8	28.4	41.6
Other	30.4	18.5	54.4	38.7

Total	373.0	303.3	937.4	831.6

Sales (Gigawatt Hours)
Residential	1,197.9	923.7	2,732.9	2,372.4
Commercial	1,082.4	990.1	2,964.7	2,749.6
Industrial	2,240.1	2,295.3	6,753.6	6,960.7
Wholesale	336.5	504.2	693.6	1,063.6
Other	34.3	31.0	82.8	97.2

Total	4,891.2	4,744.3	13,227.6	13,243.5

Cooling Degree Days	655	377	935	582
Normal Cooling Degree Days	576	576	803	803
% Warmer (Colder) than Normal	14%	(35%)	16%	(28%)

Electric Customers
Residential			393,382	389,878
Commercial			50,922	49,983
Industrial			2,512	2,518
Wholesale			12	26
Other			767	777

Total			447,595	443,182

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 448 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Northern Indiana coal deliveries from the PRB area have been limited to 80%-85% of contracted amounts as a result of recent rail track problems experienced by the Union Pacific and Burlington Northern Santa Fe Railroads. Northern Indiana anticipates being able to meet the expected electricity demand through the end of the year by changing the fuel blend, which will reduce its need for PRB coal. Northern Indiana has been blending the fuel for a number of years.
Restructuring
Electric Operations recorded restructuring charges of $2.0 million in the third quarter of 2005 and $1.8 million in the second quarter of 2005 in connection with the IBM agreement previously discussed, of which $3.7 million was allocated from NiSource Corporate Services. At September 30, 2005, the remaining restructuring liability for Electric Operations was $0.1 million, relating to a restructuring plan initiated in 2000, which is substantially complete. Refer to Note 5, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Electric Operations segment.
Regulatory Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $46.7 million and $41.9 million were recognized for electric customers for the first nine months of 2005 and 2004, respectively.
On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003, also known as “Day 1.” In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC ceased operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana incurs categories of transmission charges based upon MISO’s FERC-approved tariff. One of the categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. MISO Day 1 administrative fees were $2.3 million for the first nine months of 2005. The Day 1 MISO Schedule 10 administrative fees are currently estimated to be $2.5 to $3.0 million annually.
The MISO has launched the MMI, also known as “Day 2,” implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by the FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the real-time market on April 1, 2005. Northern Indiana and TPC are actively participating in the MMI. Based on the first six months of market operations, management expects a financial impact of approximately $2.4 million annually in operating expenses for MMI administrative costs, which were $1.6 million for the period April through September 2005. These are in addition to the MISO Day 1 Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and for Northern Indiana are recovered through the FAC in accordance with the final IURC order issued on June 1, 2005. The detailed MMI tariff manages aspects of system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real-time resource dispatch for resources under its control on a five-minute basis. The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that protect against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but is allocated FTRs on a seasonal basis and at zero cost, for its use to protect against congestion costs. Northern Indiana retains its obligation for load following and other ancillary services.
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
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1 and 2, 2004. The settlement, described in the following paragraph, covers this proceeding. An IURC order, based upon the settlement, is expected in the first quarter of 2006.
On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could have resulted in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that was contemplated by the MOU would have provided, among other things, for the recovery of Northern Indiana’s costs for Intermediate Dispatchable Power purchased from TPC and would have required Northern Indiana to file a base rate case in 2007. The MOU provided that a settlement was contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the North American Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement did not include MISO costs. The ability to recover or defer MISO costs was to be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). The evaluation study was completed on June 30, 2005 by the engineering firm, Burns and McDonnell. On July 14, 2005, the OUCC filed a notice disavowing the MOU. In addition to confirming the need for a solution to help Northern Indiana meet certain control performance standards, the evaluation study identified several potential, alternative solutions. Northern

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Indiana, the OUCC and the Industrial Group, reached a settlement agreement for purposes of partially settling the Interim Order approving Whiting Clean Energy to sell to TPC electric power generated at Whiting Clean Energy’s generating facility which would then be sold to Northern Indiana and settling all matters in the City of Gary and Purchased Power and Transmission Tracker petitions. The OUCC and the Industrial Group agree that they will recommend to the IURC that Northern Indiana be allowed to recover through its FAC the cost of fuel per the Power Purchase Agreement between TPC and Northern Indiana from August 9, 2005 through November 30, 2005. Northern Indiana began recovering the cost of this fuel through the FAC in August 2005 per this agreement, in accordance with the IURC approval received in FAC 68 (See below). Northern Indiana, the OUCC and the Industrial Group agreed to meet in November 2005 to assess the need for a portion of or the entire Intermediate Dispatchable Power contract amount from TPC and Whiting Clean Energy beyond November 30, 2005. Northern Indiana anticipates that the parties will collaborate to reach a mutually acceptable solution that will address electric reliability issues.
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
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition with the IURC for approval of an arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration.
Pursuant to the July 1, 2005 interim order, Northern Indiana filed for recovery of fuel costs associated with Intermediate Dispatchable Power purchases in FAC 68. On October 26, 2005, the IURC issued an order in FAC 68 allowing recovery of the fuel cost associated with the Intermediate Dispatchable Power purchases.
On November 26, 2002, Northern Indiana received approval for an environmental cost tracker. Under the environmental cost tracker, Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On January 19, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $305 million. On October 13, 2005, Northern Indiana filed for approval of the revised cost estimates to meet the environmental standards. Northern Indiana anticipates a total capital investment amounting to approximately $306 million. The ECRM revenues amounted to $20.8 million for the nine months ended September 30, 2005, and $44.8 million from inception to date, while EERM revenues were $5.2 million for the first nine months of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. The IURC approved ECR-5 and EER-2 on March 23, 2005. ECR-6 was filed in August 2005 for capital expenditures (net of accumulated depreciation) of $232.7 million and was approved by the IURC on October 26, 2005, with slight modifications.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter had both filed motions requesting the IURC to reconsider its order and were denied. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans recently announced by Jupiter.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of September 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 12-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Electric Operations.
Sales
Electric sales quantities for the third quarter of 2005 were 4,891.2 gwh, an increase of 146.9 gwh compared to the 2004 period. Residential and commercial sales quantities improved due to increases in the number of customers and warmer weather in the current period, and were partially offset by decreased wholesale transaction sales and decreased industrial sales due to steel customers running at lower levels.
Electric sales for the first nine months of 2005 was 13,227.6 gwh, a decrease of 15.9 gwh compared to the 2004 period, as a result of decreased wholesale transaction sales and decreased industrial sales due to steel customers running at lower levels. Residential and commercial sales quantities increased due to increases in the number of customers and warmer weather.
Net Revenues
In the third quarter of 2005, Electric Operations net revenues of $230.8 million increased by $19.9 million from the comparable 2004 period. This improvement was primarily a result of warmer weather compared to the third quarter of last year that favorably impacted net revenues by approximately $19 million. Also, increased sales to residential and commercial customers, due to both usage and added customers, and environmental cost trackers increased net revenues by $7.4 million and $4.9 million respectively. Partially offsetting these impacts were MISO costs of $5.3 million and revenue credits of $2.2 million.
In the first nine months of 2005, Electric Operations net revenues were $607.1 million, an increase of $34.2 million from the comparable 2004 period as a result of an increase in sales of approximately $26 million due to favorable weather conditions, an increase of $12.4 million in environmental cost trackers, $4.5 million of which is offset in operating expenses, and increased sales to residential and commercial customers due to both usage and added customers. These increases in Electric Operations net revenues were partially offset by $9.5 million in increased costs associated with MISO and revenue credits of $4.7 million.
Operating Income
Operating income for the third quarter of 2005 was $110.4 million, an increase of $15.0 million from the same period in 2004. The increase was primarily due to higher net revenues described above and partially offset by transition costs and a pension and other postretirement benefit charge associated with the IBM agreement totaling $5.0 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Operating income for the first nine months of 2005 was $236.8 million, an increase of $0.6 million from the same period in 2004. Operating income increases from higher net revenues described above were mostly offset by higher operating expenses. Operating expenses increased by $33.6 million resulting from a property tax accrual reduction of $18.1 million in the comparable 2004 period and increased costs in 2005 associated with the IBM agreement for restructuring, transition, and a pension and other postretirement benefit charge totaling $6.7 million, as well as increased electric production expense of $6.9 million and MISO fees included in operating expenses of $3.0 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Other Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Net Revenues
Products and services revenue	$214.4	$147.6	$636.4	$480.1
Less: Cost of products purchased	198.1	133.7	607.5	461.9

Net Revenues	16.3	13.9	28.9	18.2

Operating Expenses
Operation and maintenance	12.2	10.9	29.3	31.8
Depreciation and amortization	2.9	2.7	8.8	8.0
Loss (gain) on sale of assets	(0.1)	—	(0.6)	0.7
Other taxes	1.3	1.0	5.5	3.9

Total Operating Expenses	16.3	14.6	43.0	44.4

Operating Loss	$—	$(0.7)	$(14.1)	$(26.2)

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
Restructuring
Other Operations recorded restructuring charges of $0.5 million in the third quarter of 2005 and $0.2 million in the second quarter of 2005 in connection with the IBM agreement previously discussed, which was allocated from NiSource Corporate Services. Refer to Note 5, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Other Operations segment.
Lake Erie Land Company, Inc.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The assets of the Sand Creek Golf Club, valued at $12.2 million at September 30, 2005, are reported as assets of discontinued operations. An additional $5.6 million of assets, representing an estimate of land to be sold during the next twelve-months, are reflected as assets held for sale.
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
For the first nine months of 2005, the PEI holding companies’ consolidated after-tax loss was approximately $17.7 million. The profitability of the Whiting Clean Energy project in future periods will be dependent on, among other things, approval of the electric sales agreement discussed in the following paragraph, prevailing prices in the energy markets and regional load dispatch patterns. Also impacting the profitability of Whiting Clean Energy is the steam requirements for BP’s oil refinery. During the first quarter of 2005, Whiting Clean Energy completed renegotiation of the terms of its agreement with BP’s oil refinery in Whiting, Indiana. Under the revised agreement, Whiting Clean Energy will continue to meet BP’s need for steam, while reducing the power plant’s required run time for the next three years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Other Operations (continued)
In the first quarter of 2005, Northern Indiana selected TPC from bidders responding to a Request for Proposals issued in October 2004 to provide, pending regulatory approval, 230 mw of Intermediate Dispatchable Power, utilizing the generation facilities of Whiting Clean Energy. Whiting Clean Energy has filed and the FERC accepted a tariff covering the sale of such Intermediate Dispatchable Power. TPC has similarly filed and the FERC accepted a petition seeking approval of its proposed contract with Northern Indiana. TPC and Whiting Clean Energy, along with Northern Indiana, have also filed a separate petition with the IURC in which they requested approval for the sale of Intermediate Dispatchable Power this summer from Whiting Clean Energy through TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration.
Net Revenues
Net revenues of $16.3 million for the third quarter of 2005 increased by $2.4 million from the third quarter of 2004, due to increased net revenue from Whiting Clean Energy of $8.7 million, partially offset by a $5.1 million settlement of a lawsuit in the comparable 2004 period.
For the first nine months of 2005, net revenues were $28.9 million, a $10.7 million increase compared to the same period in 2004. The increase was mainly due to higher revenues from Whiting Clean Energy of $12.1 million and increased gas marketing revenues of $3.2 million, partially offset by a $5.1 million settlement of a lawsuit in the comparable 2004 period.
Operating Income
Other Operations did not have any operating income for the third quarter of 2005, compared to an operating loss of $0.7 million for the comparable 2004 period. The decrease in the operating loss resulted primarily from the increase in net revenues described above and was partially offset by recording $1.4 million of losses upon consolidation of an investment that was previously accounted for as an equity investment and $1.0 million of higher gas costs resulting from the Katrina hurricane.
For the first nine months of 2005, operating loss was $14.1 million compared to an operating loss of $26.2 million for the comparable 2004. This improvement was primarily due to the increase in net revenues discussed above.

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
Changes in Internal Controls
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. On July 1, 2005, IBM assumed responsibility for Information Technology, Human Resources and Supply Chain procurement functions across NiSource as well as transition and transformation processes in the Meter to Cash and Customer Contact Centers. Included in the Information Technology transformation process during 2005 and 2006 are major projects in Human Resources, Finance and Accounting, Supply Chain, Gas Management, Operations and Meter to Cash. As of September 30, 2005, 499 employees have transitioned employment to IBM while knowledge transfer of other assumed functions continue. Internal controls related to these various activities have not been changed for the third quarter 2005, however, in many cases new people are performing those controls or control activities are being performed in a different location.
The MISO Day 2 market became effective on April 1, 2005, which impacted Northern Indiana’s regulated electric generation and purchase power operations. In connection with the implementation of MISO Day 2, NiSource has implemented new processes and modified existing processes to facilitate participation in, and resultant settlements within the MISO market.
Besides the internal control changes referenced above, there have been no other changes in NiSource’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, NiSource’s internal control over financial reporting.

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

ITEM 1.	LEGAL PROCEEDINGS (continued)
NiSource Inc.
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

NiSource Inc.

(Registrant)

Date: November 4, 2005	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President and Controller
(Principal Accounting Officer
and Duly Authorized Officer)