Form 10-K/A
period 2004-12-31
NISOURCE INC/DE
filed 2006-01-27
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to ___
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

NiSource Inc.
Explanatory Note
This Form 10K/A is being filed to reflect the restatement of the Statements of Consolidated Cash Flows as discussed in Note 23 to the consolidated financial statements included in Item 8. This restatement does not impact operating, financing and investing cash flows related to continuing operations or the net change in cash and cash equivalents as originally presented in the Statements of Consolidated Cash Flows.
This Form 10-K/A hereby amends:
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Revisions have been made to various amounts discussed in Liquidity and Capital Resources related to the Statements of Consolidated Cash Flows as a result of restated amounts.

•	Part II, Item 8, Financial Statements and Supplementary Data. Corrections have been made to the Statements of Consolidated Cash Flows for 2003 and 2002, Note 23 has been added to “Notes to Financial Statements” and the Report of Independent Registered Public Accounting Firm has been updated.

•	Part IV, Item 15, Exhibits. Amended to file herewith, Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, and Exhibits 31.1, 31.2, 32.1, 32.2, Certifications of the Chief Executive Officer and the Chief Financial Officer of NiSource Inc. pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

CONTENTS

			Page
			No.
Part II

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

	Item 8.	Financial Statements and Supplementary Data	39

Part IV

	Item 15	Exhibits, Financial Statement Schedules	100

	Signature		101
Consent of Deloitte & Touche LLP
Certification of CEO
Certification of CFO
Certification of CEO
Certification of CFO

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Finally, NiSource has always been committed to providing accurate and complete financial reporting as well as requiring a strong commitment to ethical behavior by its employees. During 2004, NiSource documented and tested all significant controls across its financial processes and NiSource’s management has concluded that the company’s internal control over financial reporting was effective as of the end of the period covered by the annual report. Refer to Item 9A, “Management’s Report on Internal Controls Over Financial Reporting.” NiSource’s senior management takes an active role in the development of the Form 10-K and the monitoring of the company’s internal control structure and performance. In addition, NiSource will continue the mandatory ethics training program in which employees at every level and in every function of the organization participate.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
The Liquidity and Capital Resources disclosures of the accompanying management’s discussion and analysis gives effect to the restatement of our 2003 and 2002 Statements of Consolidated Cash Flows as discussed in Note 23, “Restatement of Statement of Consolidated Cash Flows,” in the Notes to Consolidated Financial Statements.
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
Operating Activities. Net cash from operating activities for the twelve months ended December 31, 2004 was $1,056.3 million, an increase of $488.1 million from a year ago. This change was due primarily to a use of approximately $432 million from working capital changes during the comparable 2003 period versus only a $7 million use this year. The 2003 impact to working capital resulted from a decrease of exchange gas payables that were accrued at the end of 2002 and the replacement of a lower cost inventory level with a significantly higher cost inventory level. Additionally, $44.8 million of cash was used during 2003 by businesses that were disposed of during that year.
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
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, NiSource would be required to apply the provisions of SFAS No. 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of Financial Accounting Standards Board (FASB) Statement No. 71.” In management’s opinion, NiSource’s regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.
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
Accounting for Risk Management Activities. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149 (collectively referred to as SFAS No. 133,) the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of NiSource Inc.:
We have audited the accompanying consolidated balance sheets, statements of consolidated capitalization and long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related statements of consolidated income, common stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 8. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
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
As discussed in Note 1V to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”
As discussed in Note 23, the accompanying consolidated statements of cash flows for the years ended December 31, 2003 and 2002 have been restated.
/s/ Deloitte & Touche LLP

Chicago, Illinois
March 7, 2005 ( January 27, 2006 as to the effects of the restatement discussed in Note 23)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2004	2003	2002

Net Revenues
Gas distribution	$3,801.8	$3,554.5	$2,890.4
Gas transportation and storage	1,013.4	1,033.5	1,014.1
Electric	1,121.0	1,115.9	1,103.6
Other	730.0	542.7	311.7

Gross Revenues	6,666.2	6,246.6	5,319.8
Cost of sales	3,610.5	3,186.3	2,248.9

Total Net Revenues	3,055.7	3,060.3	3,070.9

Operating Expenses
Operation and maintenance	1,211.7	1,185.9	1,185.0
Depreciation and amortization	509.7	497.0	491.2
(Gain) on sale or impairment of assets	(3.1)	(24.9)	(27.5)
Other taxes	265.4	286.0	270.0

Total Operating Expenses	1,983.7	1,944.0	1,918.7

Operating Income	1,072.0	1,116.3	1,152.2

Other Income (Deductions)
Interest expense, net	(403.9)	(464.7)	(516.4)
Minority interests	—	(2.5)	(20.4)
Preferred stock dividends of subsidiaries	(4.4)	(4.5)	(6.7)
Other, net	7.4	15.3	8.3

Total Other Income (Deductions)	(400.9)	(456.4)	(535.2)

Income From Continuing Operations Before Income Taxes and Change in Accounting	671.1	659.9	617.0
Income Taxes	240.9	234.2	218.9

Income from Continuing Operations Before Change in Accounting	430.2	425.7	398.1

Income (Loss) from Discontinued Operations — net of taxes	6.1	(0.5)	18.2
Loss on Disposition of Discontinued Operations — net of taxes	—	(331.2)	(43.8)
Change in Accounting — net of tax	—	(8.8)	—

Net Income	$436.3	$85.2	$372.5

Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.63	$1.64	$1.89
Discontinued operations	0.02	(1.28)	(0.12)
Change in accounting	—	(0.03)	—

Basic Earnings Per Share	$1.65	$0.33	$1.77

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.62	$1.63	$1.87
Discontinued operations	0.02	(1.27)	(0.12)
Change in accounting	—	(0.03)	—

Diluted Earnings Per Share	$1.64	$0.33	$1.75

Dividends Declared Per Common Share	$0.92	$1.10	$1.16

Basic Average Common Shares Outstanding (millions)	263.7	259.6	211.0
Diluted Average Common Shares (millions)	265.5	261.6	212.8

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions, except share amounts)	2004	2003

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 270,625,370 and 262,630,409 shares issued and outstanding, respectively	$2.7	$2.6
Additional paid-in-capital, net of deferred stock compensation	3,924.0	3,752.2
Retained earnings	925.4	731.3
Accumulated other comprehensive loss and other common stock equity	(65.0)	(70.2)

Total common stock equity	4,787.1	4,415.9
Preferred stocks—Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	4,835.9	5,993.4

Total Capitalization	9,704.1	10,490.4

Current Liabilities
Current portion of long-term debt	1,299.9	118.3
Short-term borrowings	307.6	685.5
Accounts payable	648.4	496.6
Dividends declared on common and preferred stocks	1.1	1.8
Customer deposits	87.1	80.4
Taxes accrued	160.9	210.8
Interest accrued	84.1	82.4
Overrecovered gas and fuel costs	15.5	29.2
Price risk management liabilities	46.9	36.5
Exchange gas payable	325.1	290.8
Current deferred revenue	31.5	28.2
Regulatory liabilities	30.2	73.7
Accrued liability for postretirement and postemployment benefits	85.5	64.3
Other accruals	478.4	418.0

Total Current Liabilities	3,602.2	2,616.5

Other Liabilities and Deferred Credits
Price risk management liabilities	5.5	0.2
Deferred income taxes	1,665.9	1,589.2
Deferred investment tax credits	78.4	87.3
Deferred credits	58.0	72.7
Noncurrent deferred revenue	87.4	113.0
Accrued liability for postretirement and postemployment benefits	413.0	406.9
Preferred stock liabilities with mandatory redemption provisions	0.6	2.4
Regulatory liabilities	1,168.6	1,061.6
Other noncurrent liabilities	204.3	184.0

Total Other Liabilities and Deferred Credits	3,681.7	3,517.3

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$16,988.0	$16,624.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2004	2003	2002

		(as restated, see Note 23)
Operating Activities
Net income	$436.3	$85.2	$372.5
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation and amortization	509.7	497.0	491.2
Net changes in price risk management assets and liabilities	16.3	(4.3)	(43.3)
Deferred income taxes and investment tax credits	97.5	77.9	95.8
Deferred revenue	(22.3)	(6.4)	(15.2)
Stock compensation expense	8.0	12.9	7.3
Gain on sale or impairment of assets	(3.1)	(24.9)	(27.5)
Change in accounting, net of tax	—	8.8	—
Loss (income) from unconsolidated affiliates	(0.9)	5.4	(2.6)
Loss (gain) on sale of discontinued operations	—	331.2	43.8
Loss (income) from discontinued operations	(6.1)	0.5	(18.2)
Amortization of discount/premium on debt	21.6	18.9	21.0
Other adjustments	(2.3)	(2.5)	(1.4)
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(92.0)	67.3	43.6
Inventories	(23.1)	(166.9)	117.0
Accounts payable	153.3	(41.4)	(50.6)
Customer deposits	6.7	15.2	55.2
Taxes accrued	(57.8)	(89.5)	(8.1)
Interest accrued	1.7	5.9	8.6
(Under) Overrecovered gas and fuel costs	(104.3)	18.9	(107.6)
Exchange gas receivable/payable	93.3	(196.0)	191.3
Other accruals	11.4	(55.5)	(203.1)
Prepayments and other current assets	4.2	9.9	25.9
Regulatory assets/liabilities	18.6	3.3	(13.7)
Postretirement and postemployment benefits	35.4	82.6	(19.2)
Deferred credits	(14.3)	(28.1)	(11.8)
Deferred charges and other noncurrent assets	(36.3)	14.2	243.5
Other noncurrent liabilities	2.6	(26.6)	(38.1)

Net Cash Flows from Continuing Operations	1,054.1	613.0	1,156.3
Net Cash Flows (used for) or from Discontinued Operations	2.2	(44.8)	29.1

Net Cash Flows from Operating Activities	1,056.3	568.2	1,185.4

Investing Activities
Capital expenditures	(517.0)	(574.6)	(531.9)
Proceeds from disposition of assets	7.1	586.5	419.2
Other investing activities	(42.7)	(16.2)	12.5

Net Investing Activities used for Continuing Operations	(552.6)	(4.3)	(100.2)
Net Investing Activities used for Discontinued Operations	—	(38.3)	(93.1)

Net Cash Flows used for Investing Activities	(552.6)	(42.6)	(193.3)

Financing Activities
Issuance of long-term debt	450.0	1,401.5	—
Retirement of long-term debt	(486.6)	(1,366.9)	(462.8)
Change in short-term debt	(377.9)	(227.6)	(941.2)
Retirement of preferred shares	—	(346.2)	(46.7)
Issuance of common stock	160.8	354.7	734.9
Acquisition of treasury stock	(4.1)	(2.5)	(6.9)
Dividends paid — common shares	(243.1)	(284.0)	(241.5)

Net Financing Activities used for Continuing Operations	(500.9)	(471.0)	(964.2)
Net Financing Activities used for Discontinued Operations	—	(58.4)	(69.3)

Net Cash Flows used for Financing Activities	(500.9)	(529.4)	(1,033.5)

Increase (decrease) in cash and cash equivalents	2.8	(3.8)	(41.4)
Cash and cash equivalents at beginning of year	27.3	31.1	72.5

Cash and cash equivalents at end of period	$30.1	$27.3	$31.1

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$383.0	$442.3	$493.8
Interest capitalized	2.3	2.5	2.4
Cash paid for income taxes	184.6	256.8	118.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in millions, except shares outstanding and par value)	2004	2003

Common shareholders’ equity	$4,787.1	$4,415.9

Preferred Stocks, which are redeemable solely at option of issuer:
Northern Indiana Public Service Company—
Cumulative preferred stock—$100 par value—
4-1/4% series—209,035 shares outstanding	20.9	20.9
4-1/2% series—79,996 shares outstanding	8.0	8.0
4.22% series—106,198 shares outstanding	10.6	10.6
4.88% series—100,000 shares outstanding	10.0	10.0
7.44% series—41,890 shares outstanding	4.2	4.2
7.50% series—34,842 shares outstanding	3.5	3.5
Premium on preferred stock and other	0.3	0.3
Cumulative preferred stock—no par value—
Adjusted rate series A (stated value—$50 per share), 473,285 shares outstanding	23.6	23.6

Series without mandatory redemption provisions	81.1	81.1

Long-term debt	4,835.9	5,993.4

Total Capitalization	$9,704.1	$10,490.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2004	2003

NiSource Inc.:
Senior Debentures — 3.628%, due November 1, 2006	$144.4	$—
Debentures due November 1, 2006, with interest imputed at 7.77% (SAILS)	—	135.8
Unamortized discount on long-term debt	0.4	—

Total long-term debt of NiSource, Inc.	144.8	135.8

Bay State Gas Company:
Medium-Term Notes —
Interest rates between 6.26% and 9.20% with a weighted average interest rate of 6.81% and maturities between June 6, 2011 and February 15, 2028	48.5	68.5
Northern Utilities:
Medium-Term Note—Interest rate of 6.93% and maturity of September 1, 2010	4.2	5.0

Total long-term debt of Bay State Gas Company	52.7	73.5

Columbia Energy Group:
Debentures —
6.80% Series C — due November 28, 2005	—	281.5
7.05% Series D — due November 28, 2007	281.5	281.5
7.32% Series E — due November 28, 2010	281.5	281.5
7.42% Series F — due November 28, 2015	281.5	281.5
7.62% Series G — due November 28, 2025	229.2	229.2
Fair value adjustment of debentures for interest rate swap agreements	—	11.2
Unamortized discount on long-term debt	(96.0)	(98.2)
Subsidiary debt — Capital lease obligations	2.2	1.7

Total long-term debt of Columbia Energy Group	979.9	1,269.9

PEI Holdings, Inc.:
Long-Term Notes —
Whiting Clean Energy, Inc. —
Interest rates between 6.73% and 8.58% with a weighted average interest rate of 8.30% and maturity of June 20, 2011	298.6	301.5

Total long-term debt of PEI Holdings, Inc.	298.6	301.5

NiSource Capital Markets, Inc:
Senior Unsecured Notes — 4.25%, due February 19, 2005	—	0.3
Senior Notes — 6.78%, due December 1, 2027	75.0	75.0
Medium-term notes —
Issued at interest rates between 7.38% and 7.99%, with a weighted average interest rate of 7.77% and various maturities between April 17, 2006 and May 5, 2027	190.0	220.0

Total long-term debt of NiSource Capital Markets, Inc.	265.0	295.3

NiSource Development Company, Inc.:
NDC Douglas Properties, Inc. — Notes Payable—
Interest rates between 3.8% and 12.6% with a weighted average interest rate of 7.4%.	36.7	2.6

Total long-term debt of NiSource Development Company, Inc.	36.7	2.6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT (continued)

As of December 31, (in millions)	2004	2003

NiSource Finance Corp.:
Long-Term Notes —
Floating Rate Notes — 1.93% at December 31, 2003, due May 4, 2005	—	250.0
7-5/8% — due November 15, 2005	—	900.0
3.20% — due November 1, 2006	250.0	250.0
7-7/8% — due November 15, 2010	1,000.0	1,000.0
Senior Unsecured Notes — 6.15%, due March 1, 2013	345.0	345.0
5.40% — due July 15, 2014	500.0	500.0
Floating Rate Notes — 2.92% at December 31, 2004, due November 23, 2009	450.0	—
Fair value adjustment of notes for interest rate swap agreements	29.9	3.3
Unamortized discount on long-term debt	(14.6)	(15.5)

Total long-term debt of NiSource Finance Corp, Inc.	2,560.3	3,232.8

Northern Indiana Public Service Company:
Pollution control bonds —
Issued at interest rates between 1.65% and 1.85%, with a weighted average interest rate of 1.75% and various maturities between November 1, 2007 and April 1, 2019	278.0	278.0
Medium-term notes —
Issued at interest rates between 6.69% and 7.69%, with a weighted average interest rate of 7.30% and various maturities between June 6, 2007 and August 4, 2027	221.2	405.5
Unamortized premiums and discount on long-term debt, net	(1.3)	(1.5)

Total long-term debt of Northern Indiana Public Service Company	497.9	682.0

Total long-term debt, excluding amount due within one year	$4,835.9	$5,993.4

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
Other comprehensive income (loss), net of tax:
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
The consolidated financial statements include the accounts of NiSource and its majority-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. Except where noted above and in the event where NiSource has significant influence, investments with less than a 20% interest are accounted for under the cost method. In the second quarter of 2004, a NiSource affiliate purchased an additional interest in the Millennium Pipeline Project that temporarily raised the company’s interest in the project entities above the 50% threshold normally requiring consolidation. As of December 31, 2004, NiSource did not consolidate the Millennium Pipeline Project entities because it does not have a controlling interest and it plans to transfer this additional interest to other sponsors in the first half of 2005. NiSource also consolidates variable interest entities for which NiSource is the primary beneficiary as a result of the adoption in January 2003 of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities.”
Certain amounts in 2003 and 2002 have been reclassified to conform to the current year presentation.
B. Cash, Cash Equivalents, and Restricted Cash. NiSource considers all investments with original maturities of three months or less to be cash equivalents. NiSource reports amounts deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption. In addition, NiSource has amounts deposited in trust to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, which is classified as restricted cash and disclosed as an investing cash flow on the Statement of Consolidated Cash Flows.
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
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, NiSource would be required to apply the provisions of SFAS No. 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71.” In management’s opinion, NiSource’s regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Electric Operations	3.5%	3.6%	3.6%
Gas Distribution and Transmission Operations	2.9%	2.9%	3.0%

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

(in millions, except per share data)		2004	2003	2002

Net Income (Loss)
As reported		$436.3	$85.2	$372.5
Add:	Stock-based employee compensation expense included in
	reported net income, net of related tax effects	5.1	8.3	4.7

Less:	Total stock-based employee compensation expense determined
	under the fair value method for all awards, net of tax	(11.5)	(14.7)	(11.2)

Pro forma		$429.9	$78.8	$366.0

Earnings per share ($)
Basic	— as reported	1.65	0.33	1.77
	— pro forma	1.63	0.30	1.73
Diluted	— as reported	1.64	0.33	1.75
	— pro forma	1.62	0.30	1.72

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
In May 2004, Columbia Gas Transmission Corporation (Columbia Transmission) identified certain facilities as being non-core to the operation of the pipeline system. As a result, Columbia Transmission is in the process of selling these facilities to third parties. NiSource has accounted for the assets of these facilities, with a net book value of approximately $14.2 million, as assets held for sale. During the third quarter of 2004, $1.1 million of these assets were sold for a nominal amount. In the fourth quarter of 2004, Columbia Transmission signed a letter of intent to sell an additional facility valued at $4.2 million, which was classified as an asset held for sale. NiSource is also actively pursuing a buyer of certain assets formerly held by Columbia Transmission Communications Corporation (Transcom) valued at $6.1 million.
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
Results from discontinued operations of CER (including the New York State properties), the six PEI subsidiaries, Transcom and the water utilities are provided in the following table:

Twelve months ended December 31, (in millions)	2004	2003	2002

Revenues from discontinued operations	$—	$154.7	$308.5

Income (Loss) from discontinued operations	(10.5)	2.0	25.3
Income tax (Benefit) expense	(16.6)	2.5	7.1

Net Income (Loss) from discontinued operations	$6.1	$(0.5)	$18.2

The assets of discontinued operations and assets held for sale were net property, plant, and equipment of $23.4 million and $20.7 million at December 31, 2004 and December 31, 2003, respectively.
5. Regulatory Matters
Gas Distribution Operations Related Matters
Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Gas Distribution Operations’ facilities for transportation services. Beginning in the mid-1990s, Gas Distribution Operations has provided these “CHOICE® ” programs for its

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
retail customers. Through the month of December 2004, approximately 713 thousand of Gas Distribution Operations’ residential and small commercial and industrial customers selected an alternate supplier.
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
In the second quarter of 2004, a NiSource affiliate purchased an additional interest in the Millennium Pipeline Project that temporarily raised the company’s interest in the project entities above the 50% threshold normally requiring consolidation. As of December 31, 2004, NiSource did not consolidate the Millennium Pipeline Project entities because it does not have a controlling interest and it plans to transfer this additional interest to other sponsors in the first half of 2005.
The following is a list of NiSource’s equity investments at December 31, 2004.

		% of Voting
		Power or
Investee	Type of Investment	Interest Held

Chicago South Shore & South Bend Railroad Co.	General Partnership	40.0
EnerTek Partners, LP	Limited Partnership	16.5
House Investments — Midwest Corporate Tax Credit Fund, L.P.	Limited Partnership	12.2
Illinois Indiana Development Company, L.L.C.	LLC Membership	40.0
Millennium Pipeline Company, L.P.	Limited Partnership	68.5
Millennium Pipeline Management Company, L.L.C.	LLC Membership	68.5
N Squared Aviation, L.L.C.	LLC Membership	33.3
Nth Power Technologies Fund II, L.P.	Limited Partnership	4.1
Nth Power Technologies Fund II—A, L.P.	Limited Partnership	5.4
The Wellingshire Joint Venture	General Partnership	50.0
Utech Climate Challenge Fund, L.P.	Limited Partnership	17.9

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Asset Mix Policy of Total Fund:

Asset Category	Minimum	Maximum

Domestic Equities	40%	60%
International Equities	10%	20%
Fixed Income	15%	45%
Real Estate/Alternative Investments	0%	10%
Short-Term Investments	0%	10%

Pension Plan and Postretirement Plan Asset Mix at September 30, 2004:

			Post Retirement
	Defined Benefit		Welfare Plan
(in millions)	Pension Assets	9/30/2004	Assets	9/30/2004

Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets

Domestic Equities	$942.2	49.3%	$105.1	54.8%
International Equities	311.5	16.3%	35.6	18.6%
Fixed Income	546.3	28.6%	49.8	26.0%
Alternative Investments	92.6	4.9%	—	0.0%
Cash/Other	18.0	0.9%	1.1	0.6%

Total	$1,910.6	100.0%	$191.6	100.0%

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
The redemption prices at December 31, 2004, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days’ notice, were as follows:

		Redemption
	Series	Price per Share

Northern Indiana Public Service Company:
Cumulative preferred stock — $100 par value —	4-1/4%	$101.20
	4-1/2%	$100.00
	4.22%	$101.60
	4.88%	$102.00
	7.44%	$101.00
	7.50%	$101.00
Cumulative preferred stock — no par value adjustable rate (6.00% at December 31, 2004), Series A (stated value $50 per share)		$50.00

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The redemption prices at December 31, 2004, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

	Redemption	Sinking Fund or Mandatory
Series	Price per Share	Redemption Provisions

Cumulative preferred stock —	$100 par value —
8.35%	$101.97, reduced periodically	6,000 shares on or before July 1; noncumulative option to double amount each year

7-3/4%	$103.00, reduced periodically	2,777 shares on or before December 1; noncumulative option to double amount each year

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

(in millions)	Total	2005	2006	2007	2008	2009	After

Guarantees of subsidiaries debt	$4,041.8	$933.2	$293.1	$32.4	$8.7	$464.0	$2,310.4
Guarantees supporting commodity transactions of subsidiaries	1,216.8	341.0	632.1	30.6	50.9	53.5	108.7
Lines of credit	307.6	307.6	—	—	—	—	—
Letters of credit	111.6	19.2	1.9	1.1	89.4	—	—
Other guarantees	364.9	50.0	—	—	9.2	8.1	297.6

Total commercial commitments	$6,042.7	$1,651.0	$927.1	$64.1	$158.2	$525.6	$2,716.7

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
18. Accumulated Loss
The following table displays the components of Accumulated Loss.

Year Ended December 31, (in millions)	2004	2003

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$—	$(0.7)
Unrealized losses on securities	(0.4)	(3.9)
Unrealized gains on cash flow hedges	142.8	141.6
Minimum pension liability adjustment	(243.6)	(252.0)

Other comprehensive income (loss), before tax	(101.2)	(115.0)

Income tax expense related to items of other comprehensive income	(49.8)	(54.0)

Total Accumulated Other Comprehensive Loss, net of tax	$(51.4)	$(61.0)

19. Other, Net

Year Ended December 31, (in millions)	2004	2003	2002

Interest income	$9.4	$14.8	$12.3
Miscellaneous	(2.0)	0.5	(4.0)

Total Other, Net	$7.4	$15.3	$8.3

20. Interest Expense, Net

Year Ended December 31, (in millions)	2004	2003	2002

Interest on long-term debt	$372.2	$427.1	$458.9
Interest on short-term borrowings	6.8	8.9	28.4
Discount on prepayment transactions	21.6	19.0	21.0
Allowance for borrowed funds used and interest during construction	(2.3)	(2.5)	(2.4)
Other	5.6	12.2	10.5

Total Interest Expense, Net	$403.9	$464.7	$516.4

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

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2004
Gross revenues	$2,473.2	$1,245.0	$979.8	$1,968.2
Operating Income	442.6	157.5	127.8	344.1
Income from Continuing Operations	216.5	35.3	21.5	157.0
Income (Loss) from Discontinued Operations — net of taxes	(3.0)	(0.7)	7.3	2.4
Net Income	213.5	34.6	28.8	159.4

Basic Earnings Per Share of Common Stock
Continuing Operations	0.83	0.13	0.08	0.59
Discontinued Operations	(0.02)	—	0.03	0.01

Basic Earnings Per Share	$0.81	$0.13	$0.11	$0.60

Diluted Earnings Per Share of Common Stock
Continuing Operations	0.82	0.13	0.08	0.58
Discontinued Operations	(0.01)	—	0.03	0.01

Diluted Earnings Per Share	$0.81	$0.13	$0.11	$0.59

2003
Gross revenues	$2,524.5	$1,141.2	$898.3	$1,682.6
Operating Income	472.3	175.8	148.9	319.3
Income from Continuing Operations	222.3	39.3	23.5	140.6
Income (Loss) from Discontinued Operations — net of taxes	41.4	(364.2)	(8.1)	(0.8)
Change in Accounting — net of taxes	(8.8)	—	—	—
Net Income (Loss)	254.9	(324.9)	15.4	139.8

Basic Earnings Per Share of Common Stock
Continuing Operations	0.88	0.15	0.09	0.54
Discontinued Operations	0.16	(1.39)	(0.03)	—
Change in Accounting	(0.04)	—	—	—

Basic Earnings (Loss) Per Share	$1.00	$(1.24)	$0.06	$0.54

Diluted Earnings Per Share of Common Stock
Continuing Operations	0.87	0.15	0.09	0.53
Discontinued Operations	0.16	(1.38)	(0.03)	—
Change in Accounting	(0.04)	—	—	—

Diluted Earnings (Loss) Per Share	$0.99	$(1.23)	$0.06	$0.53

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
23. Restatement of Statements of Consolidated Cash Flows
Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2004, management of the Company determined that the cash flows associated with discontinued operations should not have been presented as a single line item in operating activities within the Statements of Consolidated Cash Flows. Cash flows from discontinued operations are now reported separately in operating, investing and financing activities. NiSource has restated the Statements of Consolidated Cash Flows for the years ended December 31, 2003 and 2002. There was no change required in the presentation of discontinued operations in the Statement of Consolidated Cash Flows for the year ended December 31, 2004.
In connection with the preparation of the report on Form 10-Q for the quarter ended June 30, 2005, NiSource began classifying activity in restricted cash as an investing activity within “Other investing activities.” NiSource previously reported such changes as an operating activity. In the Statements of Consolidated Cash Flows for the years ended December 31, 2004, 2003 and 2002 the classification of the activity in restricted cash balances has been reclassified to an investing activity within “Other investing activities.”
A summary of the effects of the restatement and reclassification are as follows:

	Year Ended December 31,
(in millions)	2004	2003	2002

Net Cash Flows from Operating Activities as previously reported	1,022.8	472.9	1,037.7
Change in Net Cash flows (used for) or from Discontinued Operations	—	96.7	162.4
Reclassification of restricted cash	33.5	(1.4)	(14.7)

Net Cash Flows from Operating Activities as currently reported	1,056.3	568.2	1,185.4

Net Cash Flows used for Investing Activities as previously reported	(519.1)	(5.7)	(114.9)
Change in Net Cash flows used for Discontinued Operations	—	(38.3)	(93.1)
Reclassification of restricted cash	(33.5)	1.4	14.7

Net Cash Flows used for Investing Activities as currently reported	(552.6)	(42.6)	(193.3)

Net Cash Flows for Financing Activities as previously reported	(500.9)	(471.0)	(964.2)
Change in Net Cash flows used for Discontinued Operations	—	(58.4)	(69.3)

Net Cash Flows (Used) for Financing Activities as currently reported	(500.9)	(529.4)	(1,033.5)

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

See accompanying Notes to Condensed Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (continued)
NiSource Inc. and subsidiaries
Schedule I
Condensed Financial Information of Registrant
Statement of Income

Year Ended December 31, (in millions, except per share amounts)	2004	2003	2002

Equity in net earnings of subsidiaries	$567.1	$596.7	$607.2

Other income (deductions):
Administrative and general expenses	(17.1)	(34.7)	(21.8)
Loss on sale or impairment of assets	—	—	19.5
Interest income	1.4	6.8	9.0
Interest expense	(213.7)	(237.0)	(292.1)
Other, net	(2.4)	2.6	(10.5)

	(231.8)	(262.3)	(295.9)

Income from continuing operations before income taxes	335.3	334.4	311.3
Income taxes	(94.9)	(91.3)	(86.8)

Income from continuing operations	430.2	425.7	398.1

Income (Loss) from discontinued operations — net of tax	6.1	(0.5)	18.2
Loss on Disposition of discontinued operations — net of tax	—	(331.2)	(43.8)
Change in accounting — net of taxes	—	(8.8)	—

NET INCOME	$436.3	$85.2	$372.5

Average common shares outstanding (thousands)	263.7	259.6	211.0

Basic earnings per share
Continuing operations	$1.63	$1.64	$1.89
Discontinued Operations	0.02	(1.28)	(0.12)
Change in accounting	—	(0.03)	—

Basic earnings per share	$1.65	$0.33	$1.77

Diluted earnings per share
Continuing operations	$1.62	$1.63	$1.87
Discontinued Operations	0.02	(1.27)	(0.12)
Change in accounting	—	(0.03)	—

Diluted earnings per share	$1.64	$0.33	$1.75

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

PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES
NiSource Inc.
Exhibits
The exhibits filed herewith as a part of this report on Form 10-K/A are listed on the Exhibit Index.

(23)	Consent of Deloitte & Touche LLP. **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

**	Exhibit filed herewith.
Financial Statement Schedules
All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K/A are included in Item 8.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NiSource Inc.

(Registrant)

Date	January 27, 2006	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President and Controller
(Principal Accounting Officer
and Duly Authorized Officer)