Form 10-K
period 2005-12-31
NISOURCE INC/DE
filed 2006-03-10
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 001-16189
NiSource Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2108964

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 East 86th Avenue Merrillville, Indiana	46410

(Address of principal executive offices)	(Zip Code)
(877) 647-5990
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock Preferred Share Purchase Rights	New York New York
Securities registered pursuant to Section 12(g) of the Act:     None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes     ☑     No     ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes     ☐     No     ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     ☑     No     ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer     ☑     Accelerated filer     ☐     Non-accelerated filer     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes     ☐     No     ☑
The aggregate market value of Common Stock (based upon the June 30, 2005, closing price of $24.73 on the New York Stock Exchange) held by non-affiliates was approximately $6,653,656,819.
There were 272,642,948 shares of Common Stock, $0.01 Par Value outstanding as of February 28, 2006.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2006.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:
NiSource Subsidiaries and Affiliates

Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Atlantic Trading	Columbia Atlantic Trading Corporation
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Service Partners	Columbia Service Partners, Inc
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
IWC	Indianapolis Water Company
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Primary Energy	Primary Energy, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC
Abbreviations

AFUDC	Allowance for funds used during construction
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
ARP	Alternative Regulatory Plan
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (Also known as Superfund)

DEFINED TERMS (continued)

Corporate PIES	Corporate Premium Income Equity Securities
DOT	United States Department of Transportation
Dth	Dekatherm
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EITF	Emerging Issues Task Force
EITF No. 00-19	Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”
EITF No. 02-03	Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
EITF No. 96-16	Emerging Issues Task Force Issue No. 96-16, “Investor’s Accounting for an Investee when the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”
EITF No. 98-10	Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities”
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPCA	Electric Power Cost Adjustment
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
Mahonia	Mahonia II Limited
Massachusetts DTE	Massachusetts Department of Telecommunications and Energy
Mcf	Thousand cubic feet
MGP	Manufactured gas plant
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
MMI	Midwest Market Initiative
MOU	Memorandum of Understanding
MSCP	Morgan Stanley Dean Witter Capital Partners IV, L.P.
mw	Megawatts
NAAQS	National Ambient Air Quality Standards

DEFINED TERMS (continued)

NOV	Notice of Violation
NOx	Nitrogen oxide
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OPSB	Ohio Power Siting Board
OUCC	Indiana Office of Utility Consumer Counselor
Piedmont	Piedmont Natural Gas Company, Inc.
PIP	Percentage of Income Payment Plan
PPS	Price Protection Service
PRB	Powder River Basin
Private Power	Private Power, LLC
PSC	Kentucky Public Service Commission
PUC	Public Utilities Commission
PUCO	Public Utilities Commission of Ohio
QPAI	Qualified production activities income
RAM	Retainage Adjustment Mechanism
RCRA	Resource Conservation and Recovery Act
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SAILSsm	Stock Appreciation Income Linked Securitiessm
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 101	Statement of Financial Accounting Standards 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71”
SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Uncertain Tax Positions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”
SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOP	Statement of Position
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”

DEFINED TERMS (continued)

SOP 98-1	Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”
Tcf	Trillion cubic feet
Triana	Triana Energy Holdings
VaR	Value-at-risk and instrument sensitivity to market factors
VNG	Virginia Natural Gas, Inc.
VSCC	Commonwealth of Virginia State Corporate Commission

PART I
ITEM 1. BUSINESS
NiSource Inc.
NiSource is an energy holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is the successor to an Indiana corporation organized in 1987 under the name of NIPSCO Industries, Inc., which changed its name to NiSource Inc. on April 14, 1999. In connection with the acquisition of Columbia on November 1, 2000, NiSource became a Delaware corporation registered under the Public Utility Holding Company Act of 1935. Effective February 8, 2006, the Public Utility Holding Company Act of 1935 was repealed. NiSource is now a holding company under the Public Utility Holding Company Act of 2005.
NiSource is the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers. NiSource’s principal subsidiaries include Columbia, a vertically-integrated natural gas distribution, transmission and storage holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; Northern Indiana, a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Bay State, a natural gas distribution company serving customers in New England. NiSource derives substantially all of its revenues and earnings from the operating results of its 16 direct subsidiaries.
NiSource’s business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; Electric Operations; and Other Operations. During the third quarter of 2003, NiSource sold its exploration and production operations. Previous to this sale, NiSource reported these operations in an Exploration and Production Operations segment. In addition, during the fourth quarter of 2003, NiSource sold certain subsidiaries of PEI (formerly Primary Energy). Previously, the operations of the PEI subsidiaries were reported in the Other Operations segment. All periods have been adjusted to reflect the PEI subsidiaries and the Exploration and Production Operations segment as discontinued operations.
Gas Distribution Operations
NiSource’s natural gas distribution operations serve more than 3.3 million customers in 9 states and operate approximately 57 thousand miles of pipeline. Through its wholly owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 789 thousand customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light. Additionally, NiSource’s subsidiaries Bay State and Northern Utilities distribute natural gas to approximately 338 thousand customers in Massachusetts, Maine and New Hampshire.
Gas Transmission and Storage Operations
NiSource’s Gas Transmission and Storage Operations subsidiaries own and operate approximately 16 thousand miles of interstate pipelines and operate one of the nation’s largest underground natural gas storage systems capable of storing approximately 646 Bcf of natural gas. Through its subsidiaries, Columbia Transmission, Columbia Gulf, Crossroads Pipeline and Granite State Gas, NiSource owns and operates an interstate pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together, these companies serve customers in 19 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Gas Transmission and Storage Operations subsidiaries are engaged in several projects that will expand their facilities and throughput. The largest such project is the proposed Millennium Pipeline. The Millennium Pipeline is a project proposed by a partnership of energy companies including Columbia Transmission, which would replace parts of an existing Columbia Transmission pipeline. Another project is Hardy Storage, a Columbia Transmission partnership to develop a storage field in West Virginia to provide additional natural gas storage for the eastern United States. Columbia Transmission recently held open seasons for two additional projects, the central and southern Virginia expansion and the Eastern Market expansion. Market interest for both projects was encouraging and Columbia Transmission has signed precedent agreements with four East Coast customers for the Eastern Market expansion. Customer negotiations are ongoing for the central and southern Virginia expansion. Columbia Transmission currently anticipates filing appropriate regulatory applications during 2006.

ITEM 1. BUSINESS (continued)
NiSource Inc.
Electric Operations
NiSource generates and distributes electricity through its subsidiary Northern Indiana to approximately 450 thousand customers in 21 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 mw, six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana’s transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,184 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.
Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, six gas-fired generating units with a net capacity of 323 mw and two hydroelectric plants with a net capability of 10 mw, totaling a net capability of 2,907 mw. During the year ended December 31, 2005, Northern Indiana generated 87.1% and purchased 12.9% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity above. Northern Indiana’s generating requirements are currently under review. Northern Indiana’s Integrated Resource Plan, filed with the IURC in November 2005, indicated a gap between customer demand projections and company owned generating capability, primarily in peak hours during the summer. Northern Indiana is also considering capacity requirements associated with its varying load.
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
Divestiture of Non-Core Assets
In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. In 2003, NiSource sold CER, Transcom, Columbia Service Partners, and all of the steel-related, inside-the-fence assets of PEI. Refer to “Discontinued Operations” included in Item 7, and Note 4, “Discontinued Operations and Assets Held for Sale,” in the Notes to Consolidated Financial Statements for additional information.
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

ITEM 1. BUSINESS (continued)
NiSource Inc.
Natural Gas Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets. LDC customers and marketers began to purchase gas directly from producers and marketers and an open, competitive market for gas supplies has emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDC’s allows customers to purchase the commodity independent of services provided by the pipelines and LDC’s. The LDC’s continue to purchase gas and recover the associated costs from their customers. NiSource’s Gas Distribution Operations’ subsidiaries are involved in programs that provide customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource Gas Distribution Operations’ subsidiaries for transportation services.
Electric Competition. In 1996, the FERC ordered that all public utilities owning, controlling or operating electric transmission lines file non-discriminatory, open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide to themselves. In 1997, the FERC accepted for filing Northern Indiana’s open-access transmission tariff and issued an opinion on December 31, 2002. In December 1999, the FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations. The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission service. In compliance with the rule, Northern Indiana transferred functional control of its electric transmission assets to MISO on October 1, 2003. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff, as the Northern Indiana Open Access Transmission Tariff was retired. (See “Electric Operations — Regulatory Matters” included in Item 7.)
NiSource’s Other Operations subsidiaries also experience competition for energy sales and related services from third party providers. NiSource meets these challenges through innovative programs aimed at providing energy products and services at competitive prices while also providing new services that are responsive to the evolving energy market and customer requirements.
Financing Subsidiary
NiSource Finance is a wholly-owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the state of Indiana. NiSource Finance’s obligations are fully and unconditionally guaranteed by NiSource.
Other Relevant Business Information
NiSource’s customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.
As of December 31, 2005, NiSource had 7,822 employees of whom 3,405 were subject to collective bargaining agreements.
For a listing of certain subsidiaries of NiSource refer to Exhibit 21.
NiSource files various reports with the SEC. The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. NiSource makes all SEC filings available without charge to the public on its web site at http://www.nisource.com.

ITEM 1A. RISK FACTORS
NiSource Inc.
There are many factors that could have a material adverse effect on NiSource’s operating results and financial condition. New risks may emerge at any time, and NiSource cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of NiSource’s securities.
NiSource has substantial indebtedness, which could adversely affect its financial condition.
NiSource has a significant amount of indebtedness outstanding as a result of the acquisition of Columbia. NiSource had total consolidated indebtedness of approximately $6,610 million outstanding as of December 31, 2005. The substantial indebtedness could have important consequences to investors. For example, it could:
•	limit the ability to borrow additional funds or increase the cost of borrowing additional funds;

•	reduce the availability of cash flow from operations to fund working capital, capital expenditures and other general corporate purposes;

•	limit the flexibility in planning for, or reacting to, changes in the business and the industries in which the company operates;

•	lead parties with whom NiSource does business to require additional credit support, such as letters of credit, in order for NiSource to transact such business;

•	place NiSource at a competitive disadvantage compared to competitors that are less leveraged; and

•	increase vulnerability to general adverse economic and industry conditions.
Some of NiSource’s debt obligations contain financial covenants related to debt-to-capital ratios and cross-default provisions. NiSource’s failure to comply with any of these covenants could result in an event of default, which if not cured or waived, could result in the acceleration of outstanding debt obligations.
NiSource’s costs of compliance with environmental laws are significant. The costs of compliance with future environmental laws and the incurrence of environmental liabilities could impact cash flow and profitability.
NiSource’s subsidiaries are subject to extensive federal, state and local environmental requirements that, among other things, regulate air emissions, water usage and discharges, remediation and the management of chemicals, hazardous waste and solid waste. Compliance with these legal requirements requires NiSource to commit significant expenditures for installation of pollution control equipment, remediation, environmental monitoring, emissions fees and permits at many of NiSource’s facilities. These expenditures are significant, and NiSource expects that they will continue to be significant in the future.
If NiSource’s subsidiaries fail to comply with environmental laws and regulations or causes harm to the environment or persons, even if caused by factors beyond NiSource’s control, that failure or harm may result in the assessment of civil or criminal penalties and damages against NiSource and its subsidiaries. In September 2004, the EPA issued an NOV to Northern Indiana alleging violations of the new source review provisions of the Clean Air Act. An adverse outcome in this matter could require capital expenditures beyond the EPA requirements that cannot be determined at this time and could require payment of substantial penalties.
Existing environmental laws and regulations may be revised, and new laws and regulations seeking to protect the environment may be adopted or become applicable to NiSource’s subsidiaries. Revised or additional laws and regulations could result in significant additional expense and operating restrictions on NiSource’s facilities or increased compliance costs, which may not be fully recoverable from customers and would therefore reduce net income. The cost impact of any new or amended legislation would depend upon the specific requirements enacted and cannot be determined at this time.

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
A significant portion of the gas and electricity NiSource sells is used by residential and commercial customers for heating and air conditioning. Accordingly, the operating results fluctuate depending on the weather and, to a certain extent, the price of gas or electricity.
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on normal weather, which represents a long-term historical average. Significant variations from normal weather could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, have shown to be sensitive to fluctuations in commodity costs for gas and electricity, whereby usage declines with increased energy costs, thus affecting NiSource’s financial results.
NiSource’s electric operations are subject to economic conditions in certain industries.
Electric operations in northern Indiana have been and may continue to be adversely affected by events in the steel and steel related industries. In particular, sales to large industrial customers in these industries have been impacted by economic downturns generally, and may be affected by consolidation and globalization within such industries.
The majority of NiSource’s net revenues are subject to economic regulation and are exposed to the impact of regulatory rate reviews and proceedings.
Virtually all of NiSource’s net revenues are subject to economic regulation at either the federal or state level. As such, the net revenues generated by those regulated companies are subject to regulatory review by the applicable federal or state authority. Two NiSource companies are currently obligated to participate in rate reviews, which determine the energy rates charged to customers, and directly impacts revenues. As part of a settlement reached in other regulatory proceedings, Northern Indiana has agreed to file an electric base rate case with the IURC on or before July 1, 2008. The outcome for the rate case could have a material effect on NiSource’s financial results. Also, Columbia of Virginia has been directed to file schedules normally associated with a rate case by May 1, 2006, as part of the VSCC’s investigation into the justness and reasonableness of Columbia of Virginia’s rates.
Certain events that are beyond NiSource’s control have increased the level of public and regulatory scrutiny of the industry. Regulatory authorities’, governmental and market reactions to these events may have negative impacts on NiSource’s business, financial condition and access to capital.
As a result of the energy crisis in California during the summer of 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, the blackout in the Northeast in 2003, accounting irregularities at public companies in general and energy companies in particular, and investigations by governmental authorities into energy trading activities, companies in the regulated and unregulated utility business have been under a generally increased amount of public and regulatory scrutiny and suspicion. All of the above-mentioned factors have caused regulators and legislators to review current regulatory practices, operating practices and accounting practices. The capital markets and ratings agencies also have increased their level of scrutiny. NiSource believes that it is complying with all applicable laws and accounting standards, but it is difficult or impossible to predict or control what effect these types of events may have on the business, financial condition or access to the capital markets.
NiSource’s recent outsourcing initiative and service agreement with IBM may not achieve the level of savings that was originally anticipated. Additionally, many associated changes in systems and personnel are being made, increasing operational and control risk during transition, which may have an impact on the business and its financial condition.
NiSource expects the 10-year agreement with IBM to deliver upwards of $530 million in gross savings in operating and capital costs. This cost savings is dependent upon many factors, and unanticipated changes in operations may cause actual cost savings to be substantially less than expected. Many functions are being transitioned to IBM and many new personnel are assuming responsibilities across these functions, increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition. Additionally, new information technology systems and process changes are also being put into place increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition.

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
NiSource’s Whiting merchant energy project is operating at a loss.
NiSource owns and operates a merchant energy facility, Whiting Clean Energy, at BP’s Whiting, Indiana refinery. This facility uses natural gas to generate electricity for sale in the wholesale markets and to generate steam for industrial use by BP’s refinery and as such, the profitability of this facility is dependant upon the market prices for electricity and natural gas, regional load dispatch patterns and the steam requirements of BP’s refinery. It is anticipated that the facility will operate at a loss in the near term based on the current market view of forward pricing for gas and electricity. The after-tax loss for Whiting Clean Energy was approximately $21.5 million for 2005 and $29.6 million for 2004.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
NiSource Inc.
Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2005.
Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 56,642 miles of pipelines and certain related facilities. This includes: (i) for the five distribution subsidiaries of its Columbia system, 34,444 miles of pipelines, 1,350 reservoir acres of underground storage, eight storage wells and one compressor station with 800 hp of installed capacity, (ii) for its Northern Indiana system, 14,690 miles of pipelines, 27,129 reservoir acres of underground storage, 82 storage wells and two compressor stations with a total of 6,000 hp of installed capacity, (iii) for its Bay State system, 5,774 miles of pipelines, (iv) for its Northern Indiana Fuel and Light system, 935 miles of pipelines, and (v) for its Kokomo Gas system, 799 miles of pipelines. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, Massachusetts, Maine and New Hampshire.
Gas Transmission and Storage Operations. Columbia Transmission has 870,058 reservoir acres of underground storage, 3,549 storage wells, 11,480 miles of interstate pipelines and 87 compressor stations with 592,904 hp of installed capacity. These operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Columbia Gulf has 4,130 miles of transmission pipelines and 13 compressor stations with 465,884 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas, Wyoming, and the offshore Gulf of Mexico. Granite State Gas has 82 miles of transmission pipeline with operations located in Maine, Massachusetts and New Hampshire. Crossroads Pipeline has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio.
Electric Operations. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 mw, six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. It has 291 substations with an aggregate transformer capacity of 23,182,800 kilovolt-amps. Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,184 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,739 circuit miles of overhead and 1,940 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 12,426,163 kilovolt-amps and 471,936 electric watt-hour meters.
Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, six gas-fired generating units with a net capacity of 323 mw and two hydroelectric plants with a net capability of 10 mw, totaling a net capability of 2,907 mw. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity above. Northern Indiana’s generating requirements are currently under review. Northern Indiana’s Integrated Resource Plan, filed with the IURC in November 2005, indicated a gap between customer demand projections and company owned generating capability, primarily in peak hours during the summer. Northern Indiana is also considering capacity requirements associated with its varying load.
Other Operations. PEI owns and operates the Whiting Clean Energy project at BP’s Whiting, Indiana refinery, which is a 525 mw cogeneration facility that uses natural gas to produce electricity for sale in the wholesale markets and also provides steam for industrial use. Through other subsidiaries, NiSource owns the Southlake Complex, its 325,000 square foot headquarters building located in Merrillville, Indiana and other residential and development property that it holds for resale in Indiana.

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

ITEM 3. LEGAL PROCEEDINGS
NiSource Inc.
1.	Virginia Natural Gas, Inc. v. Columbia Gas Transmission Corporation, Federal Energy Regulatory Commission
On January 13, 2004, VNG filed with the FERC a “Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies” in Docket No. RP04-139. VNG alleged various violations during the winter of 2002-2003 by Columbia Transmission of its firm service obligations to VNG. VNG sought monetary damages and remedies (exceeding $37 million), and also sought certain prospective remedies. On July 29, 2004, the FERC issued an order in which it refused to grant VNG any monetary damages and said such claims are best determined by a court of law. The FERC also agreed with Columbia Transmission that Columbia Transmission had not abandoned its obligation to provide service and that it had not inappropriately continued interruptible service to the detriment of firm service. However, the FERC did find that Columbia Transmission had failed to exercise sufficient due diligence in its modifications to or its operation of vaporization equipment at its Chesapeake LNG facility and that Columbia Transmission had failed to deliver gas to VNG at 250 pounds per square inch gauge (psig) as called for by the agreement between VNG and Columbia Transmission. The FERC declined VNG’s request to award damages in this case and, as noted above, stated that any claim for damages could best be determined by a court of law. Both VNG and Columbia Transmission sought rehearing of the FERC order, but the FERC denied the requests for rehearing. Both Columbia Transmission and VNG have appealed the FERC’s decision to the United States Court of Appeals for the D.C. Circuit, where the appeals are currently pending.
2.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia
On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Notice of Removal with the Federal Court in West Virginia on August 13, 2004 and a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. On January 6, 2005, the Court denied the Columbia companies’ motion to strike the Second Amended Complaint and granted the plaintiffs leave to amend. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint. One of the plaintiffs, Atlantigas Corporation, has been dismissed from the case, and has appealed the dismissal to the Court of Appeals. On December 1, 2005, Plaintiffs filed a motion to certify this case as a class action. The Court has ordered that discovery will proceed on the issue of class certification as well as the merits.
3.	Vivian K. Kershaw et al. v. Columbia Natural Resources, Inc., et al., Chautauqua County Court, New York
Plaintiffs filed a complaint in 2000 against CNR a former subsidiary, Columbia Transmission, Columbia and CER. The complaint alleges that plaintiffs own an interest in oil and gas leases in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end-user and by improperly deducting post-production costs. Plaintiffs seek the alleged royalty underpayment and punitive damages. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases owned by the defendants. Discovery is proceeding regarding class certification issues.

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
The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Oral argument on the motions to dismiss was held on March 17 and 18, 2005 before a Special Master. On May 13, 2005, the Special Master issued his report and recommendations and recommended dismissal of the action against the Columbia defendants. The decision of the Special Master has been briefed and argued by the parties and presented to the Federal District Court Judge for a final ruling, which is expected in the first quarter of 2006.
5.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that CNR fraudulently concealed the deduction of post-production charges. The court has certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. CNR appealed the decision certifying the class and the West Virginia Supreme Court of Appeals denied the appeal. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. The trial was originally scheduled for the first quarter of 2006, but has been continued indefinitely, pending review by the West Virginia Supreme Court of Appeals on one of the material issues in the case.
6.	Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the Clean Air Act and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV.
Refer to Note 17-D, “Other Legal Proceedings,” in the Notes to Consolidated Financial Statements for additional information regarding legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NiSource Inc.
None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NiSource Inc.
The following is a list of the Executive Officers of the Registrant, including their names, ages, years with NiSource and offices held, as of February 1, 2006.

		Years with
Name	Age	NiSource	Office(s) Held in Past 5 Years

Robert C. Skaggs, Jr.	51	5	Chief Executive Officer of NiSource since July 2005.

			President of NiSource since October 2004.

			Executive Vice President, Regulated Revenue of NiSource from October 2003 to October 2004.

			President of Columbia of Ohio from February 1997 to October 2003 and Columbia of Kentucky from January 1997 to October 2003.

			President of Bay State and Northern Utilities from November 2000 to October 2003.

			President of Columbia of Virginia, Columbia of Maryland, and Columbia of Pennsylvania from December 2001 to October 2003.

Michael W. O’Donnell	61	5	Executive Vice President and Chief Financial Officer of NiSource since November 2000.

Peter V. Fazio, Jr.	66	5	Executive Vice President and General Counsel of NiSource since November 2000.

			Partner in the law firm of Schiff Hardin LLP since 1984.

Christopher A. Helms	51	—	Pipeline Group President of NiSource since April 2005.

			Principal of Helms & Company LP from December 2003 to March 2005.

			President of CMS Panhandle Companies from March 1999 to June 2003.

			Executive Vice President of CMS Gas Transmission Corp. from March 1999 to June 2003.

Jeffrey W. Grossman	54	5	Vice President and Controller of NiSource since November 2000.

David J. Vajda	50	29	Vice President and Treasurer of NiSource since January 2003.

			Vice President, Finance, Indiana Energy Group of NiSource Corporate Services from August 2002 to December 2002.

			Vice President, Finance and Administration, Merchant Energy of NiSource Corporate Services from October 2000 to August 2002.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NiSource Inc.
NiSource’s common stock is listed and traded on the New York Stock Exchange. The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2005		2004
	High	Low	High	Low

First Quarter	23.18	21.81	22.53	20.80
Second Quarter	25.00	22.28	21.72	19.65
Third Quarter	25.50	22.78	21.70	20.42
Fourth Quarter	24.66	20.44	22.82	20.76

As of December 31, 2005, NiSource had 46,451 common stockholders of record and 272,622,905 shares outstanding.
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
Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. Beginning with the November 2003 dividend, NiSource reduced its annual dividend to $0.92 per share from $1.16 per share in line with the company’s objectives of ongoing debt reduction, cash flow and core business reinvestment for the future. This decision was also influenced by the fact that its dividend yield and payout ratio prior to the dividend reduction were higher than industry averages. NiSource paid quarterly common dividends totaling $0.92 per share for the year ended December 31, 2005 and 2004. At its January 6, 2006 meeting, the Board declared a quarterly common dividend of $0.23 per share, payable on February 20, 2006 to holders of record on January 31, 2006.
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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)
NiSource Inc.
As a holding company, NiSource depends on dividends received from its operating subsidiaries. Dividends from those subsidiaries may be subject to regulatory limitations. Northern Indiana’s charter provides that so long as any shares of Northern Indiana’s cumulative preferred stock are outstanding, no cash dividends shall be paid or declared on its common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2005, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 55% of the total capitalization including surplus.

ITEM 6. SELECTED FINANCIAL DATA
NiSource Inc.
Selected Supplemental Information

Year Ended December 31,
($ in millions except per share data)	2005	2004	2003	2002	2001

Gross Revenues
Gas Distribution	4,600.4	3,801.8	3,554.5	2,890.4	3,849.9
Gas Transportation and Storage	1,000.0	1,013.4	1,033.5	1,014.1	997.1
Electric	1,248.6	1,121.0	1,115.9	1,103.6	1,060.2
Other	1,050.1	725.3	538.1	307.1	358.7

Total Gross Revenues	7,899.1	6,661.5	6,242.0	5,315.2	6,265.9

Net Revenues (Gross Revenues less Cost of Sales)	3,149.8	3,051.8	3,056.4	3,066.4	3,122.1
Operating Income	952.8	1,077.5	1,122.3	1,154.0	969.8
Net Income	306.5	436.3	85.2	372.5	216.2
Shares outstanding at the end of the year (000’s)	272,623	270,625	262,630	248,860	207,492
Number of common shareholders	46,451	50,020	42,034	47,472	49,589
Basic Earnings (Loss) Per Share ($)
Continuing operations	1.05	1.63	1.64	1.89	0.93
Discontinued operations	0.08	0.02	(1.28)	(0.12)	0.10
Change in accounting principles	—	—	(0.03)	—	0.02

Basic Earnings Per Share	1.13	1.65	0.33	1.77	1.05

Diluted Earnings (Loss) Per Share ($)
Continuing operations	1.04	1.62	1.63	1.88	0.91
Discontinued operations	0.08	0.02	(1.27)	(0.13)	0.10
Change in accounting principles	—	—	(0.03)	—	0.02

Diluted Earnings Per Share	1.12	1.64	0.33	1.75	1.03

Return on average common equity	6.3%	9.5%	2.0%	9.7%	6.3%
Times interest earned (pre-tax)	2.16	2.51	2.31	2.04	1.47
Dividends paid per share	0.92	0.92	1.10	1.16	1.16
Dividend payout ratio	81.4%	55.8%	333.3%	65.5%	110.5%
Market values during the year:
High	25.50	22.82	21.97	24.99	32.55
Low	20.44	19.65	16.39	14.51	18.25
Close	20.86	22.78	21.94	20.00	23.06
Book value of common stock	18.09	17.69	16.81	16.78	16.72
Market-to-book ratio at year end	115.3%	128.8%	130.5%	119.2%	137.9%
Total Assets	17,958.5	16,987.8	16,623.5	17,941.8	17,893.7
Capital expenditures	590.4	517.0	574.2	531.9	525.3

Capitalization
Common stockholders’ equity	4,933.0	4,787.1	4,415.9	4,174.2	3,469.4
Preferred stock	81.1	81.1	81.1	84.9	88.6
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Company debentures	—	—	—	345.0	345.0
Long-term debt, excluding amounts due within 1-year	5,271.2	4,835.9	5,993.4	4,849.5	6,065.1

Total Capitalization	10,285.3	9,704.1	10,490.4	9,453.6	9,968.1

Number of employees	7,822	8,628	8,614	9,307	12,501

In 2002, NiSource discontinued the amortization of goodwill consistent with SFAS No. 142.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
Note regarding forward-looking statements
The Management’s Discussion and Analysis, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, the effectiveness of NiSource’s outsourcing initiative, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
CONSOLIDATED REVIEW
Executive Summary
NiSource is an energy holding company whose subsidiaries are engaged in the transmission, storage and distribution of natural gas and the generation, transmission and distribution of electricity in the high-demand energy corridor stretching from the Gulf Coast through the Midwest to New England. NiSource generates virtually 100 percent of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales and transportation services are more significant than in other months.
NiSource had been registered as a holding company under the Public Utility Holding company Act of 1935, as amended. On August 8, President Bush signed the “Energy Policy Act of 2005” into law which, among other things, effectively repealed the Public Utility Holding company Act of 1935. NiSource is now a holding company under the Public Utility Holding Company Act of 2005, which was issued as part of the Energy Policy Act of 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
The effective date for this change was February 8, 2006. Through this new law, the FERC was granted many of the oversight provisions previously held by the SEC.
For the year ended December 31, 2005, NiSource reported income from continuing operations before the cumulative effect of a change in accounting principle of $283.6 million, or $1.05 per basic share, compared with income from continuing operations before the cumulative effect of a change in accounting principle of $431.0 million, or $1.63 per basic share, for 2004. The decrease in earnings was primarily the result of $82.8 million of pre-tax restructuring and transition costs incurred in connection with an outsourcing agreement with IBM initiated during 2005, a $108.6 million pre-tax loss on early extinguishment of long-term debt, asset impairment charges of $21.8 million and other factors discussed below.
Operating results for 2005 were also adversely impacted by higher depreciation expense, primarily from the 2004 expiration of the prior regulatory stipulation for Columbia of Ohio; decreased usage of natural gas by utility customers, driven in part by higher gas prices; incremental costs associated with the MISO in NiSource’s Indiana electric market; and lower net revenues in the gas transmission and storage business due primarily to the 2004 renegotiation of contracts with NiSource pipelines’ major customers, net of remarketing activities. These impacts were partially offset by increases in net revenues from Gas Distribution and Electric Operations, primarily driven by favorable weather versus a year ago, regulatory initiatives including trackers and increased electric sales to residential and commercial customers, and improved results from Whiting Clean Energy. These factors are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Natural gas prices on the wholesale market hit all-time highs in late 2005 due to a national imbalance between supply and demand that was complicated by the unusually active hurricane season. The higher natural gas prices contributed to lower natural gas usage by customers, which in turn affected NiSource’s results, particularly in Gas Distribution Operations.
While Hurricanes Katrina and Rita were disruptive, they did not cause severe damage to NiSource’s pipelines, and the costs of repairing damage to pipeline facilities did not have a material impact on NiSource’s 2005 results.
Contributing to the decline in EPS was an increase in the average number of shares outstanding at December 31, 2005, compared to the year earlier, due primarily to the issuance of approximately 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts associated with the SAILSsm on November 1, 2004.
Four-Point Platform for Growth
NiSource made significant progress during 2005 on each of its four key initiatives to build a platform for long-term, sustainable growth: expansion and commercial growth in the pipeline and storage business; regulatory and commercial initiatives; financial management; and process and expense management.
Expansion and Commercial Growth in the Pipeline and Storage Business. NiSource’s Columbia Transmission launched an open season for a proposed expansion of its natural gas transmission system in the growing Mid-Atlantic markets. This Eastern Market expansion is moving forward to a 2009 in-service date, based on definitive agreements with four East Coast customers. The Eastern Market expansion is a development project to expand existing Mid-Atlantic storage and transmission assets to provide almost 100,000 Dth/day of storage for eastern growth markets. Millennium, which is targeting a fourth quarter of 2007, in-service date, filed an amended certificate application with the FERC in August 2005. Also in August, Millennium signed Consolidated Edison and KeySpan as anchor customers. The Hardy Storage project is on track to develop a natural gas storage field from a depleted natural gas production field in Hardy and Hampshire Counties, West Virginia. Hardy Storage, which is being jointly developed by Columbia Transmission and a subsidiary of Piedmont, filed its formal project application with the FERC in April 2005, and received a favorable order on November 1, 2005. Construction should begin as scheduled early in 2006 and storage injections by project customers are scheduled as early as the spring of 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory and Commercial Initiatives. As a regulated company, NiSource is exposed to regulatory risk and manages this risk by monitoring its operations and working with various regulatory bodies to maintain a business that continues to provide value for its customers and stockholders in this changing environment. During 2005, NiSource continued to make progress with regulatory and commercial initiatives.
On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer Choicesm Program. The renewed program provides residential and small commercial customers the option to choose their natural gas supplier while avoiding the stranded costs to Columbia of Kentucky that would have resulted under the previous pilot. In addition, Columbia of Kentucky received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.
On November 30, 2005, Bay State received approval from the Massachusetts DTE to increase its rates by $11.1 million. The Massachusetts DTE also approved Bay State’s request for a performance based rate plan but denied the request for cost recovery of a steel infrastructure replacement program.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of Regulatory matters.
Financial Management. During 2005, NiSource refinanced $2.4 billion in long-term debt that will yield approximately $43 million in annual interest savings beginning in 2006. In September 2005, NiSource Finance issued $450 million of 5.25% 12-year unsecured notes that mature September 15, 2017 and $550 million of 5.45% 15-year unsecured notes that mature September 15, 2020. The proceeds were used in part to redeem $900 million of NiSource Finance notes on November 15, 2005. Additionally, on November 28, 2005, NiSource Finance issued $900 million in senior notes, the proceeds of which, along with other funding sources, were used to refinance $1.1 billion of Columbia senior unsecured notes that became callable on November 28, 2005.
In March 2005, NiSource entered into a $1.25 billion revolving credit agreement to fund future working capital requirements and other corporate needs. The new five-year agreement replaced previous agreements and reduced interest expense by approximately $0.5 million during 2005. It is expected to reduce interest expense by approximately $1.2 million annually beginning in 2006.
In addition, NiSource put in place a new $300 million short-term credit facility during November 2005. This new facility has significantly bolstered the company’s liquidity position. NiSource ended the year with $626.5 million of unused credit facilities.
Process and Expense Management. In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. The 10-year agreement is expected to deliver approximately $395 million in net savings, after costs to achieve this transition and transformation of systems, in operating and capital costs across NiSource’s 15 primary operating subsidiaries over the course of the contract, as well as provide new tools and technology advances and enhanced service capabilities. Included in the transformation process during 2005 and 2006 are major projects in Human Resources, Finance and Accounting, Supply Chain, Gas Management, Operations and Meter to Cash. The identified net savings do not include efficiencies and other benefits from a three-year project to implement common work management solutions (WMS) and geographical information systems (GIS) across operations.
During December 2005 and extending into 2006, NiSource initiated a corporate streamlining effort that will include reducing office locations, realigning executive compensation and reducing executive positions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
2006 Outlook
Consistent with the 2006 guidance included within the press release issued on January 31, 2006, NiSource’s 2006 projection for income from continuing operations is in the range of $1.42 to $1.52 basic earnings per share. This projection is based on typical assumptions such as normal weather, customer growth offsetting usage declines, and customary increases in costs such as depreciation, taxes and employee and administrative expenses. Other factors built into NiSource’s business plan include: the successful completion of key regulatory and commercial initiatives; achieving expected savings from the outsourcing to IBM; deferral of MISO costs beginning August 1, 2006, and modest deterioration of results from Whiting Clean Energy, which benefited from a strong market during the summer 2005 period.
NiSource expects additional transition costs associated with the outsourcing initiative with IBM of approximately $14 — $15 million, or 3 cents per basic share. This expectation is included in the earnings projection above.
Higher natural gas prices that contributed to the natural gas usage decline during 2005 may continue to impact 2006 results.
NiSource also intends to increase the level of capital expenditures and other investing activities during 2006. For 2006, the projected capital program is expected to be $638.2 million, which is $39.2 million higher than the 2005 level. This higher spending is mainly due to an increase in expenditures for integrity-management improvements in the pipeline segment and expenditures to replace key components within electric generation in addition to new business projects. The program is expected to be funded primarily via cash from operations.
Ethics and Controls
NiSource has always been committed to providing accurate and complete financial reporting as well as requiring a strong commitment to ethical behavior by its employees. During 2005, NiSource tested all significant controls across its financial processes and NiSource’s management has concluded that the company’s internal control over financial reporting was effective as of the end of the period covered by this Form 10-K. Refer to “Management’s Report on Internal Controls Over Financial Reporting” included in Item 9A. NiSource’s senior management takes an active role in the development of this Form 10-K and the monitoring of the company’s internal control structure and performance. In addition, NiSource will continue the mandatory ethics-training program in which employees at every level and in every function of the organization participate.
Results of Operations
The Consolidated Review information should be read taking into account the critical accounting policies applied by NiSource and discussed in “Other Information” of this Item 7.
Income from Continuing Operations and Net Income
For the twelve months ended December 31, 2005, NiSource reported income from continuing operations before cumulative effect of change in accounting principle of $283.6 million, or $1.05 per basic share, compared to $431.0 million, or $1.63 per basic share in 2004. Income from continuing operations before the cumulative change in accounting principle for the twelve months ended December 31, 2003 was $426.9 million, or $1.64 per basic share.
Including results from discontinued operations and the change in accounting principle, NiSource reported 2005 net income of $306.5 million, or $1.13 per basic share, 2004 net income of $436.3 million, or $1.65 per basic share, and 2003 net income of $85.2 million, or $0.33 per basic share.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the twelve months ended December 31, 2005 were $3,149.8 million, a $98.0 million increase compared with 2004. The change was driven by $64.3 million increase in Gas Distribution Operations net revenues, $34.9 million increase in Electric Operations net revenues and $20.4 million in increased net revenues from Other Operations, partially offset by decreased revenues of $21.9 million from Gas Transmission and Storage Operations. Favorable weather during 2005 as compared to 2004 drove approximately $24 million and $27 million of the increases for Gas Distribution Operations and Electric Operations, respectively. Net revenues also improved due to overall increased regulatory and non-regulatory tracker revenues of $33.6 million which are offset in operating expenses, increased residential and commercial customers and increased overall customer usage within Electric Operations contributing approximately $24.4 million, improved results from

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Whiting Clean Energy of $17.6 million, increased residential customers for Gas Distribution Operations contributing approximately $8 million, and $12.1 million recognized on the buyout of a large customer gas contract. These increases in revenues were partially offset by a decline in customer usage within gas operations of approximately $33.1 million, lower Gas Transmission and Storage Operations revenues of $20.3 million attributable to the 2004 renegotiation of firm service contracts with major pipeline customers, net of remarketing activities, and increases in the cost of service for Electric Operations associated with MISO amounting to $15.7 million.
Total consolidated net revenues for the twelve months ended December 31, 2004 were $3,051.8 million, a $4.6 million decrease compared with 2003. Gas Distribution Operations net revenues decreased $36.0 million, primarily as a result of reduced residential and commercial natural gas deliveries due to warmer weather of approximately $33 million compared to the previous year and lower revenues from contract cost reduction programs, reduced sales of retail products, releases of capacity and gas cost incentives that amounted to $33.1 million partially offset by increased revenues from regulatory strategies of approximately $25.8 million from the stipulation agreement granted for Columbia of Ohio and the recovery for conservation measures granted to Bay State. The reduction in Gas Distribution Operations net revenue was partially offset by a $31.6 million increase in electric net revenue for 2004 as compared to 2003. This was the result of higher net revenues from environmental trackers, increased customer usage and the effect of reserves recorded for regulatory refunds in the comparable 2003 period.
Expenses
Operating expenses were $2,197.0 million in 2005, a $222.7 million increase from 2004 due to higher operation and maintenance expenses of $124.7 million, higher depreciation and amortization of $36.6 million, higher other taxes of $36.1 million and an impairment and loss on sale of assets of $22.2 million during 2005 compared to a gain on sale of assets of $3.1 million in 2004. The increase in operation and maintenance expenses was primarily due to restructuring charges, including a pension and other postretirement benefit charge, transition costs and consulting fees related to the outsourcing initiative and service agreement with IBM which totaled $82.8 million, increased expense for uncollectible accounts of $4.6 which are partly offset in revenues, increased tracked expenses of $33.6 million which are offset in revenues, and higher electric generation expenses of $7.2 million. Depreciation expense increased approximately $30 million as a result of the expiration in November 2004 of the prior Columbia of Ohio regulatory stipulation that allowed for deferral of certain depreciation amounts. The 2004 period benefited from a reduction in estimated property tax accruals amounting to $33.0 million, while gross receipts tax increased $16.0 million in 2005, which is offset in revenue. In addition, goodwill associated with Kokomo Gas was impaired by $10.9 million and certain software systems were impaired totaling $10.9 million due to the outsourcing initiative and service agreement with IBM.
Operating expenses of $1,974.3 million for 2004 increased $40.2 million over 2003 due primarily to the comparable 2003 period being favorably impacted by insurance recoveries, recovery of previously uncollected accounts receivable under the Columbia of Ohio bad debt tracker, and the reversal of legal, environmental, and other accrued expenses of approximately $40.5 million and a $16.6 million gain on the sale of Columbia Service Partners. Operating expenses for 2004 were favorably impacted by a reduction in estimated property taxes of $29.3 million partially offset by an increase in depreciation expense of approximately $13 million.
Other Income (Deductions)
Other Income (Deductions) in 2005 reduced income $519.8 million compared to a reduction of $405.1 million in 2004. A loss on early extinguishment of long-term debt of $108.6 million during 2005 compared to a $4.1 million loss on early extinguishment of long-term debt during 2004 was the primary reason for the increase in other deductions. Interest expense, net increased $17.1 million from 2004 primarily due to the impact of higher short-term interest rates on variable rate debt and higher average long-term debt balances due to the prefunding of November 2005 debt maturities. Other, net increased $6.7 million primarily as the result of higher interest income.
Other Income (Deductions) in 2004 reduced income $405.1 million compared to a reduction of $460.5 million in 2003. Interest expense, net decreased $60.8 million from 2003 primarily due to lower long-term interest rates and a decrease in total debt of $354 million from December 31, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Income Taxes
Income taxes decreased $92.0 million in 2005 as compared with 2004 primarily due to lower pre-tax income from the prior year. Income taxes increased $6.5 million in 2004 over 2003 primarily as a result of higher pre-tax income. The effective income tax rates were 34.5%, 35.9%, and 35.5 % in 2005, 2004 and 2003, respectively. Contributing to the reduction in the effective tax rate for 2005 versus 2004 is the impact of the tax benefit associated with the electric production deduction (discussed below), an adjustment to deferred taxes at Northern Indiana related to a reduction in deferred income tax requirements and a reduction in deferred state income tax liabilities resulting from a revised estimate of consolidated state income tax apportionment factors. Offsetting these reductions is an increase in the effective tax rate associated with the non-deductible goodwill impairment charge recorded at Kokomo Gas and increased taxes related to Ohio income tax law changes enacted on June 30, 2005.
The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana and Whiting Clean Energy’s electric production activities qualify for this deduction. The deduction is equal to 3% of QPAI for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter. The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $1.9 million and will be finalized prior to inclusion in NiSource’s 2005 consolidated federal income tax return to be filed in 2006.
Discontinued Operations
Discontinued operations reflected income of $23.2 million, or $0.08 per basic share, in 2005, $5.3 million, or $0.02 per basic share, in 2004 and a loss of $332.9 million, or loss of $1.28 per basic share, in 2003. Current year’s income from discontinued operations, net-of-taxes, is due to a gain on discontinued operations of $43.5 million offset by a loss of $20.3 million. The gain on disposition of discontinued operations, net-of-taxes, resulted from changes to reserves for contingencies related primarily to the previous sales of IWC, former Primary Energy subsidiaries and other dispositions. The loss from discontinued operations included changes to reserves for contingencies primarily related to CER and an impairment of assets related to Transcom. In 2004, income from discontinued operations, net-of-taxes, is primarily from a reduction in estimated income taxes associated with NiSource’s former exploration and production subsidiary, CER. In 2003, an after-tax loss of $301.2 million was related to the sale of CER, while a loss of $29.1 million was recognized on the sale of six PEI subsidiaries and a loss of $1.3 million on the sale of Transcom.
Cumulative Effect of Change in Accounting Principle
The cumulative effect of change in accounting principle in 2005 of $0.3 million, net-of-taxes, resulted from the cumulative effect of adopting FIN 47. The cumulative effect of change in accounting principle in 2003 of $8.8 million, net-of-taxes, resulted from the cumulative effect of adopting SFAS No. 143. Refer to Note 10, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statement for additional information regarding the cumulative effect of adopting FIN 47.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric distribution businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.
Operating Activities
Net cash from operating activities for the twelve months ended December 31, 2005 was $712.3 million, a decrease of $343.6 million from a year ago. This decrease was due primarily to the impact of accounts receivable balances which were $267 million higher due mainly to the impact of higher gas prices, and the additional $114 million of cash required for deferred tax payments mostly due to the expiration in 2004 of “bonus” tax depreciation enacted under the Job Creation and Worker Assistance Act of 2002.
Investing Activities
On October 20, 2003, NiSource sold all of the steel-related, “inside-the-fence” assets of its subsidiary, PEI, to Private Power. The sale included six PEI operating subsidiaries and the name “Primary Energy”. Private Power paid approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after-tax cash proceeds from the sale reduced NiSource’s debt by $273.6 million, of which $67.3 million was off balance sheet. NiSource has accounted for the assets sold as discontinued operations and has adjusted all periods presented accordingly.
On August 29, 2003, NiSource sold its exploration and production subsidiary, CER, to a subsidiary of Triana for $330 million, plus Triana’s assumption of obligations to deliver approximately 94.0 Bcf of natural gas pursuant to existing forward sales contracts. On January 28, 2003, NiSource’s former subsidiary, CNR, sold its interest in certain natural gas exploration and production assets in New York for approximately $95 million. NiSource has accounted for CER as discontinued operations and has adjusted all periods presented accordingly. During 2003, NiSource recognized an after-tax loss of $301.2 million related to the sales.
Capital Expenditures and Other Investing Activities. The table below reflects actual capital expenditures and other investing activities by segment for 2005, 2004 and 2003 and an estimate for year 2006:

(in millions)	2006E	2005	2004	2003

Gas Distribution Operations	$252.9	$278.5	$225.2	$195.1
Transmission and Storage Operations	230.7	167.9	133.3	120.5
Electric Operations	140.1	135.6	154.0	225.1
Other Operations	14.5	17.0	10.9	31.8

Total	$638.2	$599.0	$523.4	$572.5

For 2005, capital expenditures and certain other investing activities were $599.0 million, an increase of $75.6 million over 2004. This increase was primarily due to construction of the Columbus Northern Loop Pipeline project at the Gas Distribution Operations segment and incremental pipeline expenditures at the Gas Transmission and Storage Operations segment in compliance with the DOT’s Integrity Management Rule.
The Gas Distribution Operations segment’s capital program in 2005 included new business initiatives to extend service to new areas and develop future markets through new services that may be added to the existing business and to create a potential new pool of customers, as well as expenditures to ensure safe, reliable and improved service to customers and modernize and upgrade facilities. The Gas Transmission and Storage Operations segment invested primarily on modernizing and upgrading facilities and new business initiatives to maintain and expand market share in storage and transportation interstate commerce by meeting the demands of consumers who will use gas for electric power generation and meeting the needs of existing, new or growing customers through the construction of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
significant new facilities, either wholly-owned by NiSource or in partnership with other qualified project participants. The Electric Operations segment capital program included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance regarding NOx reduction, and additions to electric distribution systems related to new business. Capital expenditures in the Other Operations segment mainly comprise partnership investments and enterprise-wide information technology infrastructure improvement.
For 2006, the projected capital program is expected to be $638.2 million, which is $39.2 million higher than the 2005 level. This higher spending is mainly due to an increase in expenditures for integrity-management improvements in the pipeline segment and expenditures to replace key components within electric generation in addition to new business projects. The program is expected to be funded primarily via cash from operations.
Financing Activities
On July 29, 2003, NiSource filed a shelf registration statement with the SEC to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource’s pre-existing shelf capacity, provided an aggregate $2.8 billion of total issuance capacity. As of December 31, 2005, NiSource’s shelf capacity is currently $850 million.
Long-term Debt. On November 29, 2005, Columbia redeemed $1.1 billion of its senior unsecured notes that became callable on November 28, 2005, having an average interest rate of 7.34%. On November 28, 2005, Columbia redeemed $281.5 million of its senior unsecured notes with an average interest rate of 6.80%. The associated charges included an $86 million non-cash charge relating to the write-off of the unamortized portion of a fair market value adjustment made at the time of the NiSource Columbia merger, an $8 million non-cash charge associated with the unamortized portion of swap termination charges, and a $14 million cash charge for call premiums, all of which were charged to loss on early extinguishment of long-term debt.
On November 28, 2005, NiSource Finance issued, in the private placement market, $900 million in unregistered senior unsecured notes in four tranches: $315 million of 7-year notes at a coupon rate of 5.21%; $230 million of 10-year notes at a coupon rate of 5.36%; $90 million of 11-year notes at a coupon rate of 5.41%; and $265 million of 20-year notes at a coupon rate of 5.89%. The proceeds, along with other funding sources, were used to refinance the above mentioned Columbia senior unsecured notes.
On November 15, 2005, NiSource Finance redeemed $900 million of its senior unsecured notes having an average interest of 7.625%.
On September 16, 2005, NiSource Finance issued $450 million of 5.25% 12-year unsecured notes that mature September 15, 2017 and $550 million of 5.45% 15-year unsecured notes that mature September 15, 2020. The proceeds were used in part to redeem $900 million of NiSource Finance notes due November 15, 2005. Contemporaneously with the pricing of the 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting swaps resulting in a $35.5 million payment to NiSource’s swap counterparties. The swap termination payments are being amortized over the life of the new debt issues, resulting in an effective interest rate of 5.67% and 5.88% respectively.
During July 2005, Northern Indiana redeemed $34 million of its medium-term notes with an average interest rate of 6.62%.
During June 2005, Northern Indiana redeemed $39.3 million of its medium-term notes and Bay State redeemed $10 million of its medium-term notes with an average interest rate of 6.79% and 6.58%, respectively.
During April 2005, Capital Markets redeemed $30 million of its medium-term notes, with an average interest rate of 7.67%.
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
During April 2004, Capital Markets redeemed $80 million of its medium-term notes, with an average interest rate of 7.39%.
During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes and Bay State redeemed $10 million of its medium-term notes, with an average interest rate of 7.49% and 7.63%, respectively. The associated redemption premium was $4.5 million, of which $4.1 million was charged to loss on early extinguishment of long-term debt and $0.4 million was recorded as a regulatory asset.
Credit Facilities. On November 30, 2005, NiSource Finance entered into a new $300 million 9-month revolving credit agreement with Dresdner Kleinwort Wasserstein LLC. The new facility will further improve NiSource’s available liquidity in the current environment of volatile natural gas prices.
During March 2005, NiSource Finance obtained a new $1.25 billion five-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an expiring $500 million 364-day credit facility, as well as a $750 million three-year credit facility that would have expired in March 2007.
As of February 28, 2006, there were $717.5 million of borrowings under the existing facilities. NiSource had short-term cash investments of $7.1 million as of that date.
NiSource had outstanding credit facility advances of $898.0 million at December 31, 2005, at a weighted average interest rate of 4.95%, and advances of $307.6 million at December 31, 2004, at a weighted average interest rate of 3.04%. As of December 31, 2005 and December 31, 2004, NiSource had $101.6 million and $111.6 million of stand-by letters of credit outstanding, respectively. At December 31, 2005, $72.7 million of the $101.6 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource obtained during February 2004. Of the remaining $28.9 million of stand-by letters of credit outstanding at December 31, 2005, $25.5 million resided under NiSource’s five-year credit facility and $3.4 million resided under an uncommitted arrangement with another financial institution. As of December 31, 2005, $626.5 million of credit was available under both credit facilities.
Debt Covenants. NiSource is subject to one financial covenant under both its five-year revolving credit facility and its nine-month revolving credit agreement. NiSource must maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2005, NiSource was in compliance with this financial covenant in both of its credit agreements.
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
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement has a scheduled expiration date of May 12, 2006, and can be renewed if mutually agreed to by both parties. As of December 31, 2005, $175 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 22, 2006, and can be renewed if mutually agreed to by both parties. As of December 31, 2005, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
Credit Ratings. NiSource’s credit ratings continue to be affirmed by the major rating agencies. Both Moody’s Investors Services and Standard and Poor’s affirmed their ratings in December of 2005. Moody’s Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s ratings outlook for NiSource and its subsidiaries is stable. Standard and Poor’s affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor’s outlook for NiSource and all of its subsidiaries is stable. Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ ratings for Columbia and Northern Indiana. Fitch’s outlook for NiSource and all of its subsidiaries is stable.
Certain TPC gas trading agreements contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $20 million to $25 million. In addition to agreements with ratings triggers, there are other gas trading agreements that contain “adequate assurance” or “material adverse change” provisions. The collateral requirement for those agreements would amount to approximately $170 million to $175 million.
Columbia Energy Services is the principal for two surety bonds issued to guarantee performance in two separate long-term gas supply agreements. The surety, in accordance with the terms of its indemnity agreements, required NiSource to post a letter of credit in the face amount of approximately $131 million, declining over time, to support the bonds. At December 31, 2005, the total amount of letters of credit required with respect to this transaction was $72.7 million. The agreement will expire on December 31, 2008.
Columbia was the principal for surety bonds issued to guarantee performance under forward gas sales agreements. The surety bonds related to forward gas sales under agreements with Mahonia and had indemnity values, which

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
declined over time and had ratings triggers based on Columbia’s credit rating. In the third quarter of 2005, these bonds expired. In February 2006, the forward sales agreements guaranteed by Columbia were completed.
Contractual Obligations and Commercial Commitments. NiSource has certain contractual obligations that extend beyond 2006. The obligations include long-term debt, lease obligations, and purchase obligations for various services including pipeline capacity and IBM outsourcing. The total contractual obligations in existence at December 31, 2005 and their maturities were:

(in millions)	Total	2006	2007	2008	2009	2010	After

Long-term debt	$5,692.3	$438.0	$89.2	$33.4	$465.8	$1,015.2	$3,650.7
Capital leases	10.2	2.0	2.0	2.6	2.7	0.1	0.8
Operating leases	248.1	48.4	43.5	38.2	29.1	23.1	65.8
Purchase obligations:
Pipeline service obligations	1,137.1	222.7	204.9	173.8	113.0	100.7	322.0
IBM service obligations	1,484.4	142.1	164.3	165.2	165.1	167.3	680.4
Pure Air service obligations	107.9	15.2	15.8	16.3	16.8	17.2	26.6

Total contractual obligations	$8,680.0	$868.4	$519.7	$429.5	$792.5	$1,323.6	$4,746.3

The long-term debt amounts shown above represent payment of principal and do not include associated interest costs. For 2006, NiSource projects that it will be required to make interest payments of approximately $381 million, which includes $338 million of interest payments related to its long-term debt. NiSource also has obligations associated with various taxes and expects to make tax payments of approximately $638 million in 2006.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2006 to 2019, require NiSource to pay fixed monthly charges.
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. As part of this agreement, IBM will operate a broad range of business support functions for NiSource, including processes within the Human Resources, Finance and Accounting, Supply Chain (procurement), Customer Contact, Meter to Cash (billing and collections) and Information Technology areas. The agreement also includes a broad array of transformational consulting services and emerging technology expertise. The contract has a 10-year term and NiSource has the right to renew it for up to three additional years. NiSource will pay for the services under a combination of fixed and variable charges. The variable charge component can fluctuate to reflect NiSource’s actual usage of service and service levels. Fees may be adjusted to reflect economic changes such as inflation or business changes that both parties agree to.
Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource must pay IBM a termination charge that will include a breakage fee, repayment of IBM’s un-recovered capital investments, and IBM wind-down expense. This termination fee can be a material amount depending on the events giving rise to termination and the timing of the termination.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.
Due to strong equity markets, the fair value of NiSource’s pension fund assets as of September 30, 2005, have increased for the third year in a row. Additionally, $9.1 million in employer contributions were made during 2005 to certain of NiSource’s qualified and non-qualified pension plans. NiSource expects market returns to revert to normal levels as demonstrated in historical periods and expects to contribute approximately $7.1 million in 2006 to certain pension plans. However, NiSource may provide additional funding for the pension plans. As a result of the increase in the fair value of the plan assets and certain changes to the pension plans and benefits provided, NiSource expects pension expense for 2006 to decrease approximately $15.7 million from the amount recognized in 2005. Also, NiSource expects to make contributions of $54.2 million to its postretirement medical and life plans in 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
See Note 9, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.
NiSource has made certain commercial commitments that extend beyond 2006. The commitments include lines of credit, letters of credit and guarantees, which support commercial activities. The total commercial commitments in existence at December 31, 2005, including commercial commitments for discontinued operations, and the years in which they expire were:

(in millions)	Total	2006	2007	2008	2009	2010	After

Lines of credit	$898.0	$898.0	$—	$—	$—	$—	$—
Letters of credit	101.6	27.0	1.0	73.6	—	—	—
Guarantees	6,219.5	1,101.2	53.4	60.1	513.6	1,004.3	3,486.9

Total commercial commitments	$7,219.1	$2,026.2	$54.4	$133.7	$513.6	$1,004.3	$3,486.9

Of the commercial commitments outstanding shown above, NiSource had approximately $5.3 billion of debt and capital lease obligations recorded on its Consolidated Balance Sheets at December 31, 2005.
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
As a result of the fixed-to-variable interest rate swap transactions referenced below, $1,160 million of NiSource Finance’s existing long-term debt is now subject to fluctuations in interest rates.
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during 2005 and 2004, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $20.1 million and $20.5 million for the years 2005 and 2004, respectively.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
During September 2005, NiSource Finance settled these forward starting swaps resulting in a $35.5 million payment to NiSource’s swap counterparties. The swap termination payments are being amortized over the life of the new debt issues, resulting in an effective interest rate of 5.67% and 5.88% respectively.
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
Trading Risks
The transactions associated with NiSource’s power trading operations give rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity. The power trading operations market and trade over-the-counter contracts for the purchase and sale of electricity. Those contracts within the power trading portfolio that require settlement by physical delivery are often net settled in accordance with industry standards. As of December 31, 2005, all power trading contracts were settled. TPC may enter into power derivative contracts in the future to manage price risk associated with operating Whiting Clean Energy, which may not qualify for hedge treatment as determined by SFAS No. 133.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
The fair values of the contracts related to NiSource’s trading operations and the activity affecting the changes in the fair values during 2005 are:

(in millions at December 31)	2005

Fair value of trading contracts outstanding at the beginning of the period	$(3.0)
Contracts realized or otherwise settled during the period (including net option premiums received)	(0.4)
Fair value of new contracts entered into during the period	(1.3)
Other changes in fair values during the period	4.7

Fair value of contracts outstanding at the end of the period	$—

Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was less than $0.1 million, $0.4 million and zero, during 2005, respectively. The daily market exposure for the gas marketing and trading portfolios on an average, high and low basis was $0.2 million, $0.8 million and $0.1 million during 2005, respectively. Prospectively, management has set the VaR limit at $0.5 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. The VaR limit for power trading was $2.5 million, however, this limit was reduced to zero in the third quarter of 2005 with the settlement of all power trading contracts. Should TPC enter into power derivative contracts in the future to manage price risk associated with Whiting Clean Energy, those contracts would be limited to the physical generation capacity of Whiting Clean Energy.
Refer to “Critical Accounting Policies” included in this Item 7 and Note 1-S, “Accounting for Risk Management and Energy Trading Activities,” and Note 6, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Items
NiSource has issued guarantees that support up to approximately $1.1 billion of commodity-related payments for its current subsidiaries involved in energy marketing and to satisfy requirements under forward gas sales agreements of a former subsidiary. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets. In addition, NiSource has other guarantees, purchase commitments, operating leases, lines of credit and letters of credit outstanding. Refer to Note 6, “Risk Management and Energy Trading Activities,” and Note 17, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.
In addition, NiSource has sold certain accounts receivable. NiSource’s accounts receivable programs qualify for sale accounting because they meet the conditions specified in SFAS No. 140. In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. NiSource does not retain any interest in the receivables under these programs. Refer to Note 16, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements for additional information on these agreements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Information
Critical Accounting Policies
NiSource applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on NiSource’s results of operations and Consolidated Balance Sheets.
Basis of Accounting for Rate-Regulated Subsidiaries. SFAS No. 71, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource’s rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $1,203.1 million and $1,386.1 million at December 31, 2005, and $998.4 million and $1,222.3 million at December 31, 2004, respectively. For additional information, refer to Note 1-F, “Basis of Accounting for Rate-Regulated Subsidiaries,” in the Notes to Consolidated Financial Statements.
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, NiSource would be required to apply the provisions of SFAS No. 101. In management’s opinion, NiSource’s regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $49.8 million at December 31, 2005. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
Accounting for Risk Management Activities. Under SFAS No. 133 the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates.
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
Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that there is a high risk correlation of the changes in fair values of the derivatives and the underlying risks. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. NiSource had $376.0 million and $209.4 million of price risk

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
management assets, of which $338.1 million and $200.0 million related to hedges, at December 31, 2005 and 2004, respectively, and $94.5 million and $52.4 million of price risk management liabilities, of which $85.6 million and $26.7 million related to hedges, at December 31, 2005 and 2004, respectively. The amount of unrealized gains recorded to other comprehensive income, net-of-taxes, was $150.7 million and $93.7 million at December 31, 2005 and 2004, respectively.
Accounting for Energy Trading Activities. NiSource is not presently involved in energy trading activities. Energy trading activities refers to energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices. NiSource evaluates the contracts of its trading operations in accordance with the criteria for derivative contracts under SFAS No. 133.
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
While the assessment of fair values for NiSource’s trading contracts have been mainly based on pricing information for exchange-traded contracts, transportation and storage agreements related to gas trading deals entered into prior to the cessation of gas trading activities were marked to fair value based on the results of internal models. No estimates of fair values on transportation and storage contracts related to gas trading activities remained as of December 31, 2002 due to the sale or expiration of all gas-trading related agreements during the year. In addition, power trading options were marked to fair value through earnings based on internal calculations of fair value employing the widely-used Black-Scholes option pricing model. The fair value of the “mark-to-fair-value” options outstanding was zero and a loss of $3.0 million at December 31, 2005 and 2004, respectively.
NiSource’s Consolidated Balance Sheets contained price risk management assets of zero and $8.8 million and price risk management liabilities of zero and $11.9 million, at December 31, 2005 and 2004, respectively, related to unrealized gains and losses on trading activities.
Pensions and Postretirement Benefits. NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87 and SFAS No. 106. The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource’s pensions and other postretirement benefits see Note 9, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
FASB Interpretation No. 47 — Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005. NiSource has adopted FIN 47 in the fourth quarter 2005. Refer to Note 10, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
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
NiSource Inc.
S-X. NiSource will adopt this standard on January 1, 2006, using a modified prospective application as described in the statement. Under this method, NiSource will begin to amortize compensation costs for the remaining portion of the outstanding awards for which the requisite service has not yet been rendered. Compensation costs for these awards will be based on the fair value of those awards as disclosed on a pro-forma basis under SFAS No. 123. NiSource will account for awards that are granted, modified or settled after December 31, 2005 in accordance with SFAS No. 123R.
NiSource does not anticipate ongoing operating results to be materially impacted by the adoption of SFAS No. 123R. NiSource expects to recognize an immaterial cumulative effect of change in accounting principle which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. NiSource anticipates that other than the requirement for expensing stock options, the current share-based awards will continue to be accounted for substantially as they are currently. For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares.
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” an interpretation of SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. NiSource is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. The release of a final interpretation is scheduled for March or April of 2006, with an effective date of the first fiscal year beginning after December 15, 2006.
Environmental Matters
NiSource affiliates have retained environmental liability, including cleanup liability, associated with some of its former operations including those of propane operations, petroleum operations, certain LDCs and CER. Most significant environmental liability relates to former MGP sites whereas less significant liability is associated with former petroleum operations and metering stations using mercury-containing measuring equipment.
The ultimate liability in connection with the contamination sites will depend upon many factors including the extent of environmental response actions required, other potentially responsible parties and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5 and consistent with SOP 96-1. As costs become probable and reasonably estimable, reserves will be recorded and adjusted as appropriate. NiSource believes that any environmental response actions required at former operations, for which it is ultimately liable, will not have a material adverse effect on NiSource’s financial position.
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in United States EPA’s Climate Leaders program and will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.
Bargaining Unit Contract
As of December 31, 2005, NiSource had 7,822 employees of which 3,405 were subject to collective bargaining agreements. These agreements expire in various periods between 2006 and 2013. Northern Indiana’s agreement, which covers over half of the total bargaining unit employees, expires on May 31, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Year Ended December 31, (in millions)	2005	2004	2003

Net Revenues
Sales Revenues	$4,676.4	$3,859.6	$3,659.9
Less: Cost of gas sold	3,617.1	2,850.8	2,625.3

Net Sales Revenues	1,059.3	1,008.8	1,034.6
Transportation Revenues	445.6	431.8	442.0

Net Revenues	1,504.9	1,440.6	1,476.6

Operating Expenses
Operation and maintenance	721.4	639.5	615.4
Depreciation and amortization	224.6	194.6	190.2
Impairment and loss on sale of assets	12.5	—	—
Other taxes	178.2	165.3	164.6

Total Operating Expenses	1,136.7	999.4	970.2

Operating Income	$368.2	$441.2	$506.4

Revenues ($ in Millions)
Residential	$3,006.7	$2,388.5	$2,356.2
Commercial	1,021.9	839.0	841.3
Industrial	239.1	197.4	194.0
Transportation	445.6	431.8	442.0
Off System Sales	200.1	214.2	86.1
Other	208.6	220.5	182.3

Total	$5,122.0	$4,291.4	$4,101.9

Sales and Transportation (MMDth)
Residential sales	224.6	218.9	230.4
Commercial sales	82.1	85.3	89.7
Industrial sales	21.5	23.3	21.8
Transportation	512.7	534.5	522.9
Off System Sales	22.6	34.9	10.5
Other	0.5	0.9	0.9

Total	864.0	897.8	876.2

Heating Degree Days	5,035	4,887	5,134
Normal Heating Degree Days	4,939	4,967	4,949
% Colder (Warmer) than Normal	2%	(2%)	4%

Customers
Residential	2,464,350	2,389,032	2,278,768
Commercial	215,107	215,633	210,967
Industrial	5,255	5,806	6,009
Transportation	675,748	722,379	779,802
Other	59	61	135

Total	3,360,519	3,332,911	3,275,681

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
Restructuring
Gas Distribution Operations recorded restructuring charges of $22.6 million in 2005 in connection with a NiSource outsourcing agreement with IBM, of which $18.3 million was an allocation from NiSource Corporate Services. Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $3.1 million during 2005 and the restructuring liability remaining at December 31, 2005, was $8.9 million. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
Regulatory Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. As of December 2005, approximately 668 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers were using an alternate supplier.
On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer Choicesm Program. The renewed program provides residential and small commercial customers the option to choose their natural gas supplier while avoiding the stranded costs to Columbia of Kentucky that would have resulted under the previous pilot. In addition, Columbia of Kentucky received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. As of December 31, 2005, Columbia of Ohio has $37.7 million of uncollected accounts receivable pending future recovery. On June 1, 2005, the PUCO approved Columbia of Ohio’s application to decrease its Uncollectible Expense Rider rate. This application was based on projected annual bad debt recovery requirements of $26.3 million for the period ended March 31, 2006, reflecting a reduction of $11.4 million of uncollected accounts receivable pending future recovery.
On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On August 3, 2005, the OPSB approved Columbia of Ohio’s construction of the Northern Columbus Loop Natural Gas Pipeline project. Phase V of the project has been completed and the project is expected to be completed in the second quarter 2006.
On November 21, 2005, Columbia of Ohio filed an application with the PUCO, requesting authority to increase its PIP rider rate from $.0821/Mcf to $.6449/Mcf. This filing provided for the recovery of Columbia of Ohio’s deferred PIP balance over a twelve-month period plus the expected level of arrears during each succeeding twelve-month period. On December 23, 2005, Columbia of Ohio supplemented its application, and as an alternative offered to

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
extend the recovery period for its deferred balance over 36 months, with carrying costs. This filing provided, in the alternative, for the implementation of a revised PIP rate of $.4004/Mcf. Columbia of Ohio’s Supplement to its Application indicated that the PIP rate contained in its November 21, 2005 application would be billed absent express PUCO approval of the alternative within the 45-day review process. The PUCO took no action within the forty-five day period, and on January 9, 2006, Columbia of Ohio filed revised tariffs to reflect the new $.6449/Mcf PIP rider rate, effective with February 2006 bills. On February 1, 2006, the PUCO issued an Entry in which it indicated that it had approved Columbia of Ohio’s application (as supplemented) on the 46th day after the filing (January 6, 2006). On February 28, 2006, Columbia of Ohio filed revised tariffs, reflecting the lower PIP rider rate of $.4004 /Mcf, to be effective with bills rendered on and after March 2, 2006.
On April 27, 2005, Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. On November 30, 2005, Bay State received approval from the Massachusetts DTE to increase its rates by $11.1 million. The Massachusetts DTE also approved Bay State’s request for a performance based rate plan but denied the request for cost recovery of a steel infrastructure replacement program.
On November 2, 2005, Columbia of Virginia filed an Application with the VSCC for approval of a performance based rate-making methodology (“PBR Plan”), which would freeze non-gas cost rates at their current levels for five years beginning January 1, 2006. The VSCC issued a Preliminary Order on November 9, 2005 that docketed the PBR Plan and simultaneously initiated an investigation (“Investigation”) into the justness and reasonableness of Columbia of Virginia’s current rates, charges and terms and conditions of service. The Preliminary Order initially required Columbia of Virginia to file the schedules typically required for a general rate case application on or before February 3, 2006. By Order dated January 4, 2006, the VSCC granted a Columbia of Virginia Motion to delay the filing of schedules in the Investigation until May 1, 2006.
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
Northern Indiana’s GCA7 annual demand cost recovery filing, covering the period November 1, 2005 through October 31, 2006 was made on August 29, 2005. The IURC approved the rates on an interim basis subject to refund on November 22, 2005. A final order approving this filing is expected in the second quarter of 2006.
On July 13, 2005, Northern Indiana and other parties filed a joint Stipulation and Settlement Agreement with the IURC resolving all terms of a new gas ARP program. The IURC approved the Settlement on January 31, 2006. The new ARP is effective May 1, 2006 through April 30, 2010. The new ARP continues key products and services including Northern Indiana’s Choice program for customers. The ARP also continues the GCIM and adds a new incentive mechanism that shares savings of reduced transportation costs between the company and customers. Northern Indiana and the settling parties also agreed to a moratorium on base rates with the ability to address certain defined issues during the term of this agreement.
Northern Indiana filed for an energy assistance program “Winter Warmth” in the fourth quarter of 2004, that provided customers $6.2 million for deposits and bill assistance targeted to low income and hardship customers. Northern Indiana contributed $0.7 million, and $5.5 million was collected from ratepayers through a volumetric

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
surcharge. The one-year pilot program, for calendar year 2005, was approved by the IURC in the fourth quarter of 2004.
Northern Indiana filed, on October 3, 2005, to extend the Winter Warmth program to cover calendar year 2006 and expand funding to $7.9 million. The IURC issued an interim order on December 9, 2005 extending the 2005 program through January 31, 2006. On January 31, 2006, the IURC issued a final order approving the expanded program for the period February 1, 2006 through December 31, 2006. The total funding for 2006 will be $7.8 million, based upon the final order. Northern Indiana will contribute $1.0 million of the total funding.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-F, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Market Conditions
Spot prices for the winter of 2004-2005 were primarily in the range of $6.00-$8.00/Dth. This was a significant increase from the prices experienced during the winter of 2003-2004 that were in the $4.00-$6.00/Dth range. Entering the 2004-2005 winter season, storage levels were at an all-time high since the Energy Information Administration began tracking weekly data with a level of 3,293 Bcf. Slightly warmer than normal weather for the 2004-2005 winter season left national storage levels at 1,249 Bcf, well above the prior five year average of 1,022 Bcf.
During the summer of 2005, prices ranged primarily between $6.00 and $15.00/Dth, with the months of September and October 2005 showing dramatic price increases over the summer months due to the devastating hurricane season. Hurricane Katrina and Rita caused severe damage to production platforms, processing facilities and the Gulf Coast pipeline system. However, gas storage reached 3,168 Bcf entering the winter heating season, slightly above the prior five-year average. Through December 2005, the winter of 2005-2006 price levels were primarily between $9.00 and $15.00/Dth, while price levels in January and February 2006 were primarily between $8.00 and $10.00/Dth.
All NiSource Gas Distribution Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the Consolidated Balance Sheets to be included in future customer billings. During times of unusually high gas prices, throughput and net revenue have been adversely affected as customers may reduce their usage as a result of higher gas cost.
The Gas Distribution Operations companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of their service territory, the sale of products and services in their service territories and gas supply cost incentive mechanisms for service to their core markets. The upstream products are made up of transactions that occur between an individual Gas Distribution Operations company and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by NiSource to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations company system. The incentive mechanisms give the Gas Distribution Operations companies an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions vary by operating company with some sharing the benefits with customers and others using these revenues to mitigate transition costs occurring as the result of customer choice programs described above under “Regulatory Matters.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Capital Expenditures and Other Investing Activities
The Gas Distribution Operations segment’s net capital expenditure program was $278.5 million in 2005 and is projected to be approximately $252.9 million in 2006. This reduction in the capital expenditure budget is mainly due to an expected reduction in expenditures for modernizing and upgrading facilities. Capital expenditures required to provide service to new customers totaled approximately $96 million in 2005 and are expected to be approximately the same for 2006.
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
Weather in the Gas Distribution Operations service territories for 2005 was approximately 2% colder than normal and 3% colder than 2004, increasing net revenues by approximately $24 million for the year ended December 31, 2005 compared to 2004.
Weather in the Gas Distribution Operations service territories for 2004 was approximately 2% warmer than normal and 5% warmer than 2003, decreasing net revenues by approximately $33 million for the year ended December 31, 2004 compared to 2003.
Throughput
Total volumes sold and transported for the year ended December 31, 2005 were 864.0 MMDth, compared to 897.8 MMDth for 2004. This decrease was primarily due to lower off-system and transportation sales resulting from fewer customers in these categories, partially offset by higher residential sales resulting from cooler weather and an increase in customers. Residential customers increased in part as a result of fewer customers participating in a CHOICE® program, where they would purchase gas from a third party supplier.
Total volumes sold and transported for the year ended December 31, 2004 were 897.8 MMDth, compared to 876.2 MMDth for 2003. This increase was primarily due to higher off-system, industrial, and transportation sales, partially offset by reduced residential and commercial sales as a result of warmer weather in 2004 as compared with 2003.
Net Revenues
Net revenues for 2005 were $1,504.9 million, an increase of $64.3 million from 2004. Net revenues grew as a result of increased deliveries of natural gas to residential customers due to colder weather during the fourth quarter of 2005 compared to 2004 and an increase in residential customers that together amounted to $32.3 million. Net revenues also increased $26.2 million as a result of regulatory trackers and $16.0 million from a gross receipts tax tracker, which are both offset in operating expenses, as well as $12.1 million from the buyout of a large customer gas contract. These increases in revenues were partially offset by a reduction in gas deliveries to residential and commercial customers of approximately $33 million attributable to a decline in usage caused largely by higher gas prices experienced in 2005.
Net revenues for 2004 were $1,440.6 million, down $36.0 million from 2003, mainly as a result of decreased deliveries of natural gas to residential and commercial customers due to warmer weather during the first and fourth quarters of 2004 compared to 2003 amounting to approximately $33 million. Additionally, revenues decreased due to lower revenues from contract cost reduction programs, reduced sales of retail products and releases of capacity amounting to $23.4 million, and reduced revenue from gas cost incentives of $9.7 million. These reductions in revenues were partially offset by an increase in residential customers representing higher revenues of approximately $8.5 million for 2004 as compared to 2003, and higher regulatory strategy net revenues of $25.8 million from the stipulation agreement granted for Columbia of Ohio and the recovery for conservation measures granted to Bay State.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Operating Income
For the twelve months ended December 31, 2005, operating income for the Gas Distribution Operations segment was $368.2 million, a decrease of $73.0 million compared to the same period in 2004. The decrease was the result of higher operating expenses of $95.1 million, net of $42.2 million of tracker expenses offset in revenues, which more than offset the increase in net revenues described above. Operating income decreased as a result of transition costs, restructuring charges, including a pension and postretirement benefit charge, and new system development costs associated with the IBM agreement totaling $49.4 million. Also contributing to the decrease in operating income was higher depreciation expense of $30.0 million primarily resulting from the 2004 expiration of the prior regulatory stipulation for Columbia of Ohio, a $10.9 million impairment of goodwill that was originally recorded in association with the NiSource acquisition of Kokomo Gas in 1992 and an increase in employee and administrative expenses of $7.4 million.
For the twelve months ended December 31, 2004, operating income for the Gas Distribution Operations segment was $441.2 million, a decrease of $65.2 million compared to the same period in 2003. The decrease was the result of lower net revenue mentioned above, and higher operating expenses of $29.2 million due to an increase in group insurance and outside services expenses of $6.7 million and depreciation expense of $4.4 million. In addition, the comparable 2003 period was favorably impacted by insurance recoveries and reserve changes of approximately $14.2 million. Both the 2004 and the 2003 periods benefited from lower uncollectible accounts resulting from the approval of the bad debt tracker for Columbia of Ohio in the fourth quarter of 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Year Ended December 31, (in millions)	2005	2004	2003

Operating Revenues
Transportation revenues	$646.6	$668.0	$663.2
Storage revenues	177.9	178.2	177.9
Other revenues	10.8	9.0	12.2

Total Operating Revenues	835.3	855.2	853.3
Less: Cost of gas sold	24.6	22.6	16.0

Net Revenues	810.7	832.6	837.3

Operating Expenses
Operation and maintenance	297.2	301.8	278.3
Depreciation and amortization	114.1	114.2	111.4
Loss (Gain) on sale or impairment of assets	(0.1)	1.2	(1.8)
Other taxes	55.1	52.3	50.6

Total Operating Expenses	466.3	469.5	438.5

Operating Income	$344.4	$363.1	$398.8

Throughput (MMDth)
Columbia Transmission
Market Area	983.9	978.3	1,018.9
Columbia Gulf
Mainline	521.6	539.1	612.6
Short-haul	86.3	102.5	124.4
Columbia Pipeline Deep Water	11.5	16.7	7.4
Crossroads Gas Pipeline	41.8	40.5	34.3
Granite State Pipeline	31.8	32.7	33.4
Intrasegment eliminations	(504.8)	(537.1)	(592.1)

Total	1,172.1	1,172.7	1,238.9

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
The FERC issued an order in September 2002 in which it granted final certificate authority for the original Millennium project, but specified that Millennium could not begin construction until certain environmental and other conditions were met. One such condition, impacting what is now being marketed as Phase 2 of the project, was compliance with the Coastal Zone Management Act, which is administered by the NYDOS. NYDOS determined that the Hudson River crossing plan was not consistent with the Coastal Zone Management Act. Millennium’s appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the United States Department of Commerce ruling relating to the project’s Hudson River crossing plan in the United States Federal District Court on February 13, 2004, where the appeal is still pending.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
On August 1, 2005, Millennium submitted a certificate amendment filing to the FERC. This amended filing requests authorization from the FERC to construct the project in phases, details construction and development plans for Phase 1 of the project, and includes executed precedent agreements for service on Phase 1 of the project. Millennium recently completed renegotiations of the precedent agreements with its anchor shippers. The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, Iroquois, and Islander East collectively referred to as the “Companion Pipelines.” The timing of receipt of the necessary regulatory approvals for Millennium and its Companion Pipelines may impact the targeted in-service date of the fourth quarter of 2007 and may even affect the viability of Phase 1. Provided the necessary approvals are received in a timely manner, Millennium plans to begin construction in Spring 2007.
The current Millennium partnership includes Columbia Transmission (47.5%), DTE Millennium (owned by DTE Energy Co.) (10.5%), KeySpan Millennium (owned by KeySpan Corp.) (21.0%), and Columbia Atlantic Trading (21.0%), and Columbia Transmission will be the operator. At the time Columbia purchased the Columbia Atlantic Trading interest in 2004, it was with the intent to redistribute that interest to either a future customer of Millennium or the other partners. In late 2004, the other partners expressed an interest in purchasing the Columbia Atlantic Trading interest and an MOU was completed on August 22, 2005, which set forth the equity redistribution from Columbia Atlantic Trading to DTE and KeySpan. After completion of this transaction, Columbia’s ownership will be at 47.5% and the ownership interests of KeySpan and DTE will be 26.25% each. Along with the equity redistribution effort, the partnership is also in the process of re-writing the partnership agreements. However, under the existing partnership agreements all material decisions require approval by a supermajority of the partners which is currently defined as being at least three of the four partners. Subsequent to execution of the August 22, 2005 MOU, Columbia, KeySpan and DTE have performed a comprehensive due diligence review. Certain findings through this process identified the need to continue to negotiate the terms for the redistribution of the Columbia Atlantic Trading interest to find a mutually satisfactory outcome for all partners. A revised term sheet was tentatively agreed upon in January 2006 and is being utilized as a base upon which to finalize all pertinent agreements. All agreements are currently in “final draft” form. The equity redistribution and the re-writing of the partnership agreements are expected to be finalized by the end of the first quarter of 2006.
Although Columbia has a temporary ownership interest in excess of 50%, it does not exert control over the partnership. Columbia is unable to move forward with the project without agreement from the other partners due to economic, contractual and regulatory constraints per the partnership agreements. All major decisions, such as selection of Millennium’s key employees, selection of the construction contractor, budget approvals and major construction planning decisions are all subject to supermajority approval of the partners, which under the current agreements requires the vote of at least three of the four partners. Recently, a key commercial date passed, December 31, 2005, whereby in order to continue the project development efforts, Millennium was required to formalize its management approval process to satisfy certain conditions in certain customer agreements. This approval had to have the unanimous agreement of all partners. These rights are considered “substantive participating rights” as discussed in EITF 96-16. Decisions by the sponsors regarding additional aspects of the project may impair Millennium’s ability to recover in rates certain development costs it has previously incurred.
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
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received a favorable order on November 1, 2005. Construction is scheduled to begin in the first half of 2006. Service from both projects is expected to be available in 2007.
Other Growth Projects
Columbia Transmission recently held open seasons for two additional projects, the central and southern Virginia expansion and the Eastern Market expansion. Market interest for both projects was encouraging and Columbia Transmission has signed precedent agreements with four East Coast customers for the Eastern Market expansion. Customer negotiations are ongoing for the central and southern Virginia expansion. Columbia Transmission currently anticipates filing appropriate regulatory applications during 2006.
Pipeline Firm Service Contracts
Since implementation of FERC Order No. 636 in the early 1990’s, the services of Columbia Transmission and Columbia Gulf have consisted of open access transportation services, and open access storage services in the case of Columbia Transmission. These services are provided primarily to LDCs. On October 31, 2004, firm contracts expired for both Columbia Transmission and Columbia Gulf, which represented approximately 60% of the Gas Transmission and Storage Operations net annual revenues. Based upon new commitments, Gas Transmission and Storage Operations realized a reduction of approximately $34 million in revenues in 2005 under the replacement contracts. The terms of the replacement contracts entered into by Columbia Transmission and Columbia Gulf range from one year to 15 years, with an average term of approximately seven years. These reductions were partially offset by increased revenues of approximately $14 million that resulted from remarketing efforts and new firm contracts.
Regulatory Matters
On June 30, 2005, the FERC issued the “Order On Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance is January 1, 2006 after which all assessment costs will be recorded as operating expenses. Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. There is no material impact on 2005 for this order, but it is anticipated that operating expenses will increase approximately $7 — $12 million in future years related to this guidance and the expenditures NiSource expects to incur to comply with the DOT’s Integrity Management Rule.
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
Restructuring
Gas Transmission and Storage Operations recorded restructuring charges of $6.5 million in 2005 in connection with a NiSource outsourcing agreement with IBM, which was allocated from NiSource Corporate Services. Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $2.4 million during 2005 and the restructuring liability remaining at December 31, 2005, was $3.4 million. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Transmission and Storage Operations segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of December 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-F, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations.
Capital Expenditures and Other Investing Activities
The Gas Transmission and Storage Operations segment’s capital expenditure program was $167.9 million in 2005 and is projected to be approximately $230.7 million in 2006. The increase is due to a large pipeline replacement project as well as for the Millennium and Hardy Storage projects and Gas Transmission and Storage Operations new business initiatives. The large pipeline project is to replace approximately 35 miles of line 1278, which is located in the state of Pennsylvania. New business initiatives totaled approximately $21.2 million in 2005 and are projected to be $65.8 million in 2006.
Throughput
Columbia Transmission’s throughput consists of transportation and storage services for LDCs and other customers within its market area, which covers portions of northeastern, mid-Atlantic, midwestern, and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services delivered to Leach, Kentucky and short-haul transportation services for gas delivered south of Leach, Kentucky. Crossroads serves customers in northern Indiana and Ohio and Granite State Gas provides service in New Hampshire, Maine and Massachusetts. Intrasegment eliminations represent gas delivered to other pipelines within this segment.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,172.1 MMDth for 2005, compared to 1,172.7 MMDth in 2004. Decreases in offshore natural gas production in the Gulf were offset by increased gas deliveries in the market area serviced by Columbia Transmission.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,172.7 MMDth for 2004, compared to 1,238.9 MMDth in 2003. The decrease of 66.2 MMDth was primarily due to slightly warmer weather in 2004 versus 2003, the continued decline of offshore natural gas production, and other non-weather factors.
Net Revenues
Net revenues were $810.7 million for 2005, a decrease of $21.9 million from 2004. The decrease was primarily due to the 2004 renegotiation of firm service contracts with major pipeline customers, which amounted to approximately $34 million for the year. Additionally, revenue from regulatory trackers decreased $7.4 million, which is offset in operating expenses. These reductions in net revenues were partially offset by approximately $14 million in increased revenues resulting from remarketing efforts and new firm contracts and by a $8.9 million third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract.
Net revenues were $832.6 million for 2004, a decrease of $4.7 million from 2003. The decrease was due to lower storage and transportation revenues of $5.8 million. This resulted from the expiration of firm service contracts for both Columbia Transmission and Columbia Gulf on October 31, 2004, which represented approximately 60% of Gas Transmission and Storage Operations net annual revenues.
Operating Income
Operating income of $344.4 million in 2005 decreased $18.7 million from 2004 due primarily to the reduction in net revenue described above. Operating expenses, excluding savings of $7.4 million of tracker expense offset in revenue, increased $4.2 million as a result of restructuring charges, including a pension and other post retirement benefit charge, and transition costs associated with the IBM agreement that totaled $12.8 million. These increases in operation and maintenance expense were partially offset by a reduction in pension expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Operating income of $363.1 million in 2004 decreased $35.7 million from 2003. While net revenue decreased $4.7 million, as discussed above, operating expenses increased $31.0 million due primarily to the 2003 period being favorably impacted by an $11.0 million reduction in a reserve for environmental expenditures, a $6.6 million reversal of a legal reserve related to a lawsuit settled in 2003, a $3.0 million reduction of a franchise tax reserve and a $2.3 million gain on the sale of certain assets. For the year 2004, pension expense increased by $5.7 million and depreciation expense increased by $2.8 million as compared to the 2003 period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Year Ended December 31, (in millions)	2005	2004	2003

Net Revenues
Sales revenues	$1,247.6	$1,111.2	$1,092.8
Less: Cost of sales	452.5	351.0	364.2

Net Revenues	795.1	760.2	728.6

Operating Expenses
Operation and maintenance	263.1	240.0	224.7
Depreciation and amortization	185.9	178.1	175.1
Gain on sale of assets	(0.4)	(1.6)	—
Other taxes	53.2	34.2	61.3

Total Operating Expenses	501.8	450.7	461.1

Operating Income	$293.3	$309.5	$267.5

Revenues ($ in millions)
Residential	$349.9	$295.1	$294.9
Commercial	335.0	294.1	289.8
Industrial	445.1	414.1	380.2
Wholesale	35.1	47.0	92.8
Other	82.5	60.9	35.1

Total	$1,247.6	$1,111.2	$1,092.8

Sales (Gigawatt Hours)
Residential	3,516.1	3,104.3	3,122.5
Commercial	3,893.0	3,635.0	3,579.7
Industrial	9,131.6	9,309.4	8,972.2
Wholesale	831.3	1,176.2	2,623.2
Other	115.0	142.6	141.6

Total	17,487.0	17,367.5	18,439.2

Cooling Degree Days	935	582	572
Normal Cooling Degree Days	803	803	808
% Warmer (Colder) than Normal	16%	(28)%	(29)%

Electric Customers
Residential	395,849	392,342	388,123
Commercial	51,261	50,332	49,252
Industrial	2,515	2,528	2,543
Wholesale	7	22	21
Other	765	770	794

Total	450,397	445,994	440,733

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
The U.S. Steel Industry continues to adjust to changing market conditions including international competition, increased energy costs, and fluctuating demand for their products. The industry has responded with plant consolidation and rationalization to reduce costs and improve their position in the market place. Increased use of advanced technology by U.S. steel producers has lowered production costs and increased productivity, reducing the labor differential between international producers and those in the United States.
Steel demand for 2006 is anticipated to remain at current levels for the first half of the year. It is estimated that international pressure may reduce the price per ton for rolled steel by as much as 20% by June 2006. This anticipated price reduction may cause inventories to increase once again and repeat the price/production cycle seen in 2004 and 2005. Electric sales to the steel industry in 2005 were down 3.2% as compared to 2004.
In 2005, Northern Indiana coal deliveries from the PRB area were limited to 80 - 85% of contracted amounts as a result of maintenance problems on track owned jointly by the Union Pacific Railroad Company and Burlington Northern Santa Fe Railway Company. Northern Indiana met the expected electricity demand through the end of 2005 by changing the fuel blend, which reduced its need for PRB coal. Northern Indiana has been blending this fuel for a number of years. In the second quarter of 2006, track maintenance will resume until completion, but at this time it is unknown if coal deliveries will be impacted.
Restructuring
Electric Operations recorded restructuring charges of $4.1 million in 2005 in connection with a NiSource outsourcing agreement with IBM, of which $4.0 million was allocated from NiSource Corporate Services. Payments made for all restructuring initiatives within Electric Operations amounted to $0.1 million during 2005 and the restructuring liability at December 31, 2005, was zero. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Electric Operations segment.
Regulatory Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order provides a rate moratorium through July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $58.5 million, $56.4 million and $52.0 million were recognized for electric customers for 2005, 2004 and 2003, respectively.
In December 1999, the FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations. The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission service. Northern Indiana transferred functional control of its electric transmission assets to MISO on October 1, 2003. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff, as the Northern Indiana Open Access Transmission Tariff was retired.
The MISO is a nonprofit organization created in compliance with FERC, to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Under “Day 1”, the MISO provides transmission service as described above. Under “Day 2” the MISO dispatches wholesale electricity and transmission service throughout much of the Midwest territory. Its responsibilities include managing the energy markets, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets.
As part of Northern Indiana’s use of the MISO’s transmission service, Day 1, Northern Indiana incurs transmission charges, based upon the FERC-approved tariff, as well as administrative fees, which relate to the MISO’s management and operations of the transmission system. Day 1 transmission charges are recovered through the FAC process. During 2004, an IURC order denied recovery or deferral of Day 1 administrative fees during Northern Indiana’s rate moratorium. Day 2 charges consist of fuel-related and non-fuel-related categories. On June 1, 2005, the IURC issued an order authorizing Northern Indiana to recover fuel-related Day 2 costs. The order denied

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
recovery or deferral of non-fuel Day 2 costs during Northern Indiana’s rate moratorium, which expires July 31, 2006. The June 2005 order was unclear as to the categorization of certain types of MISO charges as to whether they were fuel or non-fuel. These particular charges, which amounted to $8.7 million in 2005, were included as recoverable in Northern Indiana’s FAC-69 filing, but, pending a clarifying order from the IURC, Northern Indiana has provided a reserve for the full amount. In January 2006, the IURC approved Northern Indiana’s FAC-69 filing, but noted that this particular category of charges was approved “subject to refund” and subject to the final order. On February 17, 2006, a settlement agreement was filed in cause 42962 providing for recovery through the FAC process of these charges, subject to an agreed upon standard of reasonableness of the charges. The settling parties are Northern Indiana, Indianapolis Power & Light, Vectren Energy Delivery of Indiana, Inc. and the OUCC. The Day 2 non-fuel category includes $5.4 million in costs recorded as non-recoverable in net revenues. Day 1 and Day 2 administrative fees, which were recorded as non-recoverable operating expenses, totaled $5.1 million for 2005. Northern Indiana is authorized to begin the deferral of all non-fuel and administrative MISO charges incurred after July 31, 2006 for consideration in a future rate proceeding. As part of the established settlements process with market participants, MISO uses “resettlement” statements to make adjustments related to prior operating periods. Amounts related to these adjustments cannot be anticipated or estimated in advance. Northern Indiana records these amounts when billed.
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. On January 18, 2006, the IURC issued a final order dismissing, without prejudice, this cause and the related settlement agreement finding that the agreement entered into between the City of Gary and Northern Indiana lacks essential terms necessary for it to be a valid and enforceable contract under Indiana law. Northern Indiana is evaluating the appropriate course of action for the Mitchell facility in light of the City of Gary’s need for that property and the substantial costs associated with restarting the facility.
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO. A hearing in this matter was held in December, 2004. Northern Indiana will withdraw this petition if the final order from the IURC in cause 42824 approves recovery of intermediate dispatchable power costs incurred in August to December 2005 as described below.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition (cause 42824) with the IURC for approval of a three-year arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration. Northern Indiana filed supplemental testimony on January 26, 2006 indicating that it no longer is seeking approval of the three-year arrangement. The testimony clarifies that Northern Indiana is seeking affirmation from the IURC that the intermediate dispatchable power purchases made between August 9, 2005 and December 31, 2005 which were made pursuant to the July 1, 2005 interim order were reasonable. The evidentiary hearing and final order are expected in the second quarter of 2006.
Northern Indiana, the OUCC and the Industrial Group, reached a settlement agreement on August 19, 2005 for purposes of partially settling cause 42824 (described above). The OUCC and the Industrial Group agreed to support Northern Indiana’s recovery of intermediate dispatchable power, through its FAC for the period August 9, 2005

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
through November 30, 2005. Additional settlement provisions include Northern Indiana’s agreement to file an electric base rate case on or before July 1, 2008.
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
Northern Indiana filed FAC-68 on August 15, 2005. This filing included a projected amount of intermediate dispatchable power costs for October to December 2005, consistent with the Interim Order in 42824. The IURC approved this filing on October 26, 2005.
Northern Indiana filed FAC-69 on November 3, 2005. This filing included a reconciliation of actual intermediate dispatchable power purchases for August and September 2005. The filing also included recovery of certain MISO charges that Northern Indiana believes to be fuel related. The order approving the FAC-69 factor was issued January 11, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above). The recovery of certain MISO charges, considered by Northern Indiana to be fuel related, is subject to refund based upon the outcome of cause 42962 (described above).
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 21, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $306 million. The ECRM revenues amounted to $27.7 million for the twelve months ended December 31, 2005, and $51.7 million from inception to date, while EERM revenues were $7.6 million for 2005 and $8.8 million from inception to date. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. The IURC approved ECR-5 and EER-2 on March 23, 2005. ECR-6 was filed in August 2005 for capital expenditures (net of accumulated depreciation) of $232.7 million and was approved by the IURC on October 26, 2005, with slight modifications. On February 3, 2006, Northern Indiana filed ECR-7 simultaneously with EER-3 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $230.6 million and depreciation and operating expenses of $18.3 million through December 31, 2005.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans recently announced by Jupiter. On December 21, 2005, Jupiter filed with the Indiana Court of Appeals a verified motion for remand asking that the case be moved to the IURC for further proceedings and for a temporary stay of the appeal during the remand. The purpose for the remand would be to permit the IURC to address the sufficiency of the remedy provided for in the order under review. On January 10, 2006, Northern Indiana filed with the Indiana Court of Appeals a response in opposition to the verified motion for remand filed by Jupiter.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Environmental Matters
Currently, various environmental matters impact Electric Operations segment. As of December 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-F, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Capital Expenditures and Other Investing Activities
The Electric Operations segment’s capital expenditure program was $135.6 million in 2005 and is projected to be approximately $140.1 million in 2006. The increase is due to higher expenditures for maintenance programs and expenditures to replace key components within electric generation. Expenditures for the NOx reduction program were approximately $8 million in 2005, and are budgeted to be approximately $4 million for 2006. Capital expenditures for customer growth were approximately $31 million in 2005 and are budgeted to be approximately $27 million for 2006.
Sales
Electric Operations sales were 17,487.0 gwh for the year 2005, a slight increase of 119.5 gwh compared to 2004. The increase in sales resulted from higher residential and commercial sales due primarily to warmer weather, increases in non-weather related usage and a 1% increase in customer count. This increase in sales was partially offset by decreased industrial and wholesale sales.
Electric Operations sales were 17,367.5 gwh for the year 2004, a decrease of 1,071.7 gwh compared to 2003. The decrease in sales resulted from reduced wholesale transaction sales and cooler weather in the third quarter of 2004, partially offset by increased non-weather related usage and customer count. Although cooling degree days were up slightly in 2004 over 2003, the increases occurred in May and June, while the cooling degree days were down in the months of July and August, which are the months when the effect of cooling degree days on usage is greater.
Net Revenues
Electric Operations net revenues were $795.1 million for 2005, an increase of $34.9 million from 2004, primarily as a result of warmer weather that favorably impacted revenues by $26.8 million compared to the 2004 period, and increased non-weather related usage and customer count totaling $24.1 million. Net revenues from environmental trackers also increased $15.3 million, of which $6.4 million is offset in operating expenses. These increases in net revenues were partially offset by net revenue impacts associated with MISO Day 2 costs totaling $15.7 million, $6.6 million reduction in revenue associated with pricing and capacity charges of $5.3 million related to the purchase of power from Whiting Clean Energy.
Electric Operations net revenues were $760.2 million for 2004, an increase of $31.6 million from 2003, primarily as a result of increased revenue from environmental trackers amounting to $14.7 million, of which $1.2 million is offset in expense, increased non-weather related usage and customer count of $17.1 million and the effect of regulatory rate refunds in the comparable 2003 period of $12.4 million. The above increase in net revenues was partially offset by cooler weather compared to the prior year of approximately $6 million.
Operating Income
Operating income for 2005 was $293.3 million, a decrease of $16.2 million from 2004. The decrease was the result of higher operating expenses of $44.7 million, net of $6.4 million in expenses associated with the operation of NOx equipment, which are fully offset in net revenues. The operation and maintenance expenses increase was due mainly to restructuring charges, including a pension and other post retirement benefit charge, and transition costs associated with outsourcing and the IBM service agreement which totaled $8.4 million, increased electric generating expense of $7.2 million and incremental MISO administrative expenses of $3.5 million. The increase in other tax expense was due mainly to the impact of a $25.1 million reduction in estimated property tax accruals recognized in 2004. Depreciation expense also increased approximately $8 million, of which $4.9 million was due to the operation of NOx equipment that is fully offset in revenue.
Operating income for 2004 was $309.5 million, an increase of $42.0 million from 2003. The increase was primarily a result of the above-mentioned increases in revenues and a reduction in other taxes of $27.1 million, partially offset by higher operation and maintenance expenses of $15.3 million. Other taxes decreased due mainly to a $25.1

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
million reduction in estimated property tax accruals. Operation and maintenance expenses increased due mainly to incremental MISO administrative expenses of $4.6 million, higher employee and administrative expenses of $3.8 million and higher outside services expense of $1.6 million. In addition, a $3.8 million adjustment to employee insurance reserves in 2003 contributed to the year-over-year increase in operating expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

Year Ended December 31, (in millions)	2005	2004	2003

Net Revenues
Other revenue	$1,005.7	$689.6	$461.7
Less: Cost of products purchased	962.3	666.6	449.6

Net Revenues	43.4	23.0	12.1

Operating Expenses
Operation and maintenance	37.6	40.0	46.6
Depreciation and amortization	11.6	12.1	9.9
Gain on sale of assets	(0.6)	(2.7)	(6.4)
Other taxes	7.0	4.5	3.9

Total Operating Expenses	55.6	53.9	54.0

Operating Loss	$(12.2)	$(30.9)	$(41.9)

Lake Erie Land Company, Inc.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The assets of the Sand Creek Golf Club, valued at $12.0 million at December 31, 2005, are reported as assets of discontinued operations. An additional $5.6 million of assets, representing an estimate of land to be sold during the next twelve-months, are reflected as assets held for sale.
Sale of SunPower Corporation
In November 2004, NiSource sold its interest in SunPower Corporation for the purchaser’s common shares valued at approximately $5.2 million at the time of sale. In the fourth quarter, NiSource recognized a pre-tax gain of $3.4 million and an after-tax gain of $2.0 million related to this sale.
Midtex Gas Storage Company, LLP.
On November 26, 2003, NiSource sold its interest in Midtex Gas Storage Company, LLP for approximately $15.8 million and the assumption, by the buyer, of $1.7 million in debt. In the fourth quarter of 2003, NiSource recognized a pre-tax gain of $7.5 million and an after-tax gain of $4.4 million related to this sale which is included in “Impairment and loss (gain) on sale of assets” on the Statements of Consolidated Income.
Sale of PEI Assets
On October 20, 2003, NiSource sold all of the steel-related, “inside-the-fence” assets of its subsidiary, PEI, to Private Power. The sale included six PEI operating subsidiaries and the name “Primary Energy”. Private Power paid approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after-tax cash proceeds from the sale reduced NiSource’s debt by $273.6 million, of which $67.3 million was off balance sheet. NiSource has accounted for the assets sold as discontinued operations and has adjusted periods after 1999 accordingly.
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
For 2005, the PEI holding companies’ consolidated after-tax loss was approximately $22.6 million. The profitability of the Whiting Clean Energy project in future periods will be dependent on, among other things, approval of the electric sales agreement discussed in the following paragraph, prevailing prices in the energy markets and regional load dispatch patterns. Also impacting the profitability of Whiting Clean Energy is the steam requirements for BP’s oil refinery. During the first quarter of 2005, Whiting Clean Energy completed renegotiation

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition (cause 42824) with the IURC for approval of a three-year arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration. Northern Indiana filed supplemental testimony on January 26, 2006 indicating that it no longer is seeking approval of the three-year arrangement. The testimony clarifies that Northern Indiana is seeking affirmation from the IURC that the intermediate dispatchable power purchases made between August 9, 2005 and December 31, 2005 which were made pursuant to the July 1, 2005 interim order were reasonable. The evidentiary hearing and final order are expected in the second quarter of 2006.
Restructuring
Other Operations recorded restructuring charges of $0.7 million in 2005, which was allocated from NiSource Corporate Services. Refer to Note 5, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Other Operations segment.
Environmental Matters
Currently, various environmental matters impact Other Operations segment. As of December 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-F, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Other Operations segment.
Net Revenues
For the year ended 2005, net operating revenues were $43.4 million, an increase of $20.4 million from 2004. The increase was primarily due to increased net revenues from Whiting Clean Energy and $7.4 million of increased revenues from commercial and industrial marketing customers.
For the year ended 2004, net operating revenues were $23.0 million, an increase of $10.9 million from 2003. The increase in net revenues was primarily due to a $5.1 million settlement of a lawsuit in the third quarter of 2004 and increased income from equity investments of $2.5 million.
Operating Loss
The Other Operations segment reported an operating loss of $12.2 million in 2005 compared to an operating loss of $30.9 million in the 2004 period. This improvement is the result of decreased losses associated with Whiting Clean Energy and $7.4 million of increased revenues from commercial and industrial marketing customers.
The Other Operations segment reported an operating loss of $30.9 million in 2004 compared to an operating loss of $41.9 million in the 2003 period. This improvement is the result of the increase in net revenues mentioned above and lower employee and administrative expenses. An equity investment in SunPower Corporation was sold in the fourth quarter of 2004 for a gain of $3.4 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NiSource Inc.
Quantitative and Qualitative Disclosures about Market Risk are reported in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NiSource Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Atlantic Trading	Columbia Atlantic Trading Corporation
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Natural Resources	Columbia Natural Resources, Inc.
Columbia Service Partners	Columbia Service Partners, Inc
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
IWC	Indianapolis Water Company
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Primary Energy	Primary Energy, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
AFUDC	Allowance for funds used during construction
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
ARP	Alternative Regulatory Plan
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

Corporate PIES	Corporate Premium Income Equity Securities
DOT	United States Department of Transportation
Dth	Dekatherm
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EITF	Emerging Issues Task Force
EITF No. 00-19	Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”
EITF No. 02-03	Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
EITF No. 96-16	Emerging Issues Task Force Issue No. 96-16, “Investor’s Accounting for an Investee when the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”
EITF No. 98-10	Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities”
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPCA	Electric Power Cost Adjustment
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
Mahonia	Mahonia II Limited
Massachusetts DTE	Massachusetts Department of Telecommunications and Energy
Mcf	Thousand cubic feet
MGP	Manufactured gas plant
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
MMI	Midwest Market Initiative
MOU	Memorandum of Understanding

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

MSCP	Morgan Stanley Dean Witter Capital Partners IV, L.P.
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen oxide
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OPSB	Ohio Power Siting Board
OUCC	Indiana Office of Utility Consumer Counselor
Piedmont	Piedmont Natural Gas Company, Inc.
PIP	Percentage of Income Payment Plan
PPS	Price Protection Service
PRB	Powder River Basin
Private Power	Private Power, LLC
PSC	Kentucky Public Service Commission
PUC	Public Utilities Commission
PUCO	Public Utilities Commission of Ohio
QPAI	Qualified production activities income
RAM	Retainage Adjustment Mechanism
RCRA	Resource Conservation and Recovery Act
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SAILSsm	Stock Appreciation Income Linked Securitiessm
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 101	Statement of Financial Accounting Standards 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71”
SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Uncertain Tax Positions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”
SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

SIP	State Implementation Plan
SO2	Sulfur dioxide
SOP	Statement of Position
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
SOP 98-1	Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”
Tcf	Trillion cubic feet
Triana	Triana Energy Holdings
VaR	Value-at-risk and instrument sensitivity to market factors
VNG	Virginia Natural Gas, Inc.
VSCC	Commonwealth of Virginia State Corporate Commission

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of NiSource Inc.:
We have audited the accompanying consolidated balance sheets, statements of consolidated capitalization and long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 8. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As explained in Note 10 to the consolidated financial statements, effective January 1, 2003, the Company adopted FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” As explained in Note 10 to the consolidated financial statements, effective December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 6, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2005	2004	2003

Net Revenues
Gas Distribution	$4,600.4	$3,801.8	$3,554.5
Gas Transportation and Storage	1,000.0	1,013.4	1,033.5
Electric	1,248.6	1,121.0	1,115.9
Other	1,050.1	725.3	538.1

Gross Revenues	7,899.1	6,661.5	6,242.0
Cost of Sales	4,749.3	3,609.7	3,185.6

Total Net Revenues	3,149.8	3,051.8	3,056.4

Operating Expenses
Operation and maintenance	1,328.3	1,203.6	1,177.5
Depreciation and amortization	545.2	508.6	495.7
Impairment and loss (gain) on sale of assets	22.2	(3.1)	(24.9)
Other taxes	301.3	265.2	285.8

Total Operating Expenses	2,197.0	1,974.3	1,934.1

Operating Income	952.8	1,077.5	1,122.3

Other Income (Deductions)
Interest expense, net	(421.0)	(403.9)	(464.7)
Minority interests	—	—	(2.5)
Dividend requirement on preferred stock of subsidiaries	(4.2)	(4.4)	(4.5)
Other, net	14.0	7.3	15.3
Loss on early extinguishment of long-term debt	(108.6)	(4.1)	(4.1)

Total Other Income (Deductions)	(519.8)	(405.1)	(460.5)

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	433.0	672.4	661.8
Income Taxes	149.4	241.4	234.9

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	283.6	431.0	426.9

Income (Loss) from Discontinued Operations — net of taxes	(20.3)	5.3	(1.7)
Gain (Loss) on Disposition of Discontinued Operations — net of taxes	43.5	—	(331.2)

Income Before Change in Accounting Principle	306.8	436.3	94.0

Cumulative Effect of Change in Accounting Principle — net of taxes	(0.3)	—	(8.8)

Net Income	$306.5	$436.3	$85.2

Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.05	$1.63	$1.64
Discontinued operations	0.08	0.02	(1.28)
Change in accounting principle	—	—	(0.03)

Basic Earnings Per Share	$1.13	$1.65	$0.33

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.04	$1.62	$1.63
Discontinued operations	0.08	0.02	(1.27)
Change in accounting principle	—	—	(0.03)

Diluted Earnings Per Share	$1.12	$1.64	$0.33

Dividends Declared Per Common Share	$0.92	$0.92	$1.10

Basic Average Common Shares Outstanding (millions)	271.3	263.7	259.6
Diluted Average Common Shares (millions)	273.0	265.5	261.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)	2005	2004

ASSETS
Property, Plant and Equipment
Utility Plant	$16,684.4	$16,194.1
Accumulated depreciation and amortization	(7,556.8)	(7,247.7)

Net utility plant	9,127.6	8,946.4

Other property, at cost, less accumulated depreciation	426.7	427.5

Net Property, Plant and Equipment	9,554.3	9,373.9

Investments and Other Assets
Assets of discontinued operations and assets held for sale	34.6	38.6
Unconsolidated affiliates	75.0	64.2
Other investments	114.2	113.0

Total Investments	223.8	215.8

Current Assets
Cash and cash equivalents	69.4	29.5
Restricted cash	33.9	56.3
Accounts receivable (less reserve of $67.9 and $55.6, respectively)	1,254.6	889.1
Gas inventory	526.9	452.9
Underrecovered gas and fuel costs	421.8	293.8
Materials and supplies, at average cost	72.0	70.6
Electric production fuel, at average cost	24.9	29.2
Price risk management assets	183.1	61.1
Exchange gas receivable	169.8	169.6
Regulatory assets	195.0	136.2
Prepayments and other	109.3	96.1

Total Current Assets	3,060.7	2,284.4

Other Assets
Price risk management assets	192.9	148.3
Regulatory assets	586.3	568.4
Goodwill	3,677.3	3,687.2
Intangible assets	495.8	520.3
Deferred charges and other	167.4	189.5

Total Other Assets	5,119.7	5,113.7

Total Assets	$17,958.5	$16,987.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS (continued)

As of December 31, (in millions, except share amounts)	2005	2004

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Common stock equity Common stock — $0.01 par value, 400,000,000 shares authorized; 272,622,905 and 270,625,370 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in-capital, net of deferred stock compensation	3,969.4	3,924.0
Retained earnings	981.6	925.4
Accumulated other comprehensive loss and other common stock equity	(20.7)	(65.0)

Total common stock equity	4,933.0	4,787.1
Preferred stocks—Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	5,271.2	4,835.9

Total Capitalization	10,285.3	9,704.1

Current Liabilities
Current portion of long-term debt	440.7	1,299.9
Short-term borrowings	898.0	307.6
Accounts payable	866.7	648.4
Dividends declared on common and preferred stocks	1.1	1.1
Customer deposits	101.9	92.2
Taxes accrued	217.5	160.9
Interest accrued	86.2	84.1
Overrecovered gas and fuel costs	25.8	15.5
Price risk management liabilities	72.3	46.9
Exchange gas payable	425.2	325.1
Deferred revenue	51.3	31.5
Regulatory liabilities	46.3	30.2
Accrued liability for postretirement and postemployment benefits	61.1	57.7
Other accruals	549.1	478.3

Total Current Liabilities	3,843.2	3,579.4

Other Liabilities and Deferred Credits
Price risk management liabilities	22.2	5.5
Deferred income taxes	1,591.9	1,665.9
Deferred investment tax credits	69.9	78.4
Deferred credits	81.1	74.0
Deferred revenue	60.4	86.9
Accrued liability for postretirement and postemployment benefits	511.0	440.7
Preferred stock liabilities with mandatory redemption provisions	—	0.6
Regulatory liabilities	1,196.2	1,168.6
Asset retirement obligations	119.8	9.3
Other noncurrent liabilities	177.5	174.4

Total Other Liabilities and Deferred Credits	3,830.0	3,704.3

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$17,958.5	$16,987.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2005	2004	2003

Operating Activities
Net income	$306.5	$436.3	$85.2
Adjustments to reconcile net income to net cash from continuing operations:
Loss on early extinguishment of debt	108.6	4.1	4.1
Depreciation and amortization	545.2	508.6	495.7
Net changes in price risk management assets and liabilities	(41.0)	16.3	(4.3)
Deferred income taxes and investment tax credits	(16.7)	97.5	77.9
Deferred revenue	(6.6)	(22.3)	(6.4)
Stock compensation expense	6.8	8.0	12.9
Loss (gain) on sale of assets	0.4	(3.1)	(24.9)
Loss on impairment of assets	21.8	—	—
Cumulative effect of change in accounting principle, net of taxes	0.3	—	8.8
Loss (income) from unconsolidated affiliates	(4.7)	(0.9)	5.4
Loss (gain) on sale of discontinued operations	(43.5)	—	331.2
Loss (income) from discontinued operations	20.3	(5.3)	1.7
Amortization of discount/premium on debt	17.5	21.6	18.9
Other adjustments	(3.2)	(2.3)	(2.5)
Changes in assets and liabilities:
Accounts receivable	(358.9)	(92.0)	67.3
Inventories	(71.1)	(23.1)	(166.9)
Accounts payable	205.7	153.3	(41.4)
Customer deposits	9.7	6.7	15.2
Taxes accrued	21.3	(57.8)	(89.5)
Interest accrued	6.3	1.7	5.9
(Under) Overrecovered gas and fuel costs	(117.6)	(104.3)	18.9
Exchange gas receivable/payable	88.0	93.3	(196.0)
Other accruals	19.4	11.4	(55.6)
Prepayments and other current assets	(13.2)	4.2	9.9
Regulatory assets/liabilities	(45.7)	18.6	3.3
Postretirement and postemployment benefits	50.1	35.4	82.6
Deferred credits	6.7	(14.3)	(28.1)
Deferred charges and other noncurrent assets	(2.8)	(36.3)	14.2
Other noncurrent liabilities	20.1	(1.5)	(30.7)

Net Cash Flows from Continuing Operations	729.7	1,053.8	612.8
Net Cash Flows (used for) or from Discontinued Operations	(17.4)	2.1	(44.8)

Net Cash Flows from Operating Activities	712.3	1,055.9	568.0

Investing Activities
Capital expenditures	(590.4)	(517.0)	(574.2)
Proceeds from disposition of assets	7.5	7.1	586.5
Restricted cash	28.1	(33.5)	1.4
Other investing activities	(17.2)	(9.2)	(17.6)

Net Investing Activities used for Continuing Operations	(572.0)	(552.6)	(3.9)
Net Investing Activities used for Discontinued Operations	(0.1)	—	(38.7)

Net Cash Flows used for Investing Activities	(572.1)	(552.6)	(42.6)

Financing Activities
Issuance of long-term debt	1,907.9	450.0	1,401.5
Retirement of long-term debt	(2,372.5)	(486.6)	(1,366.9)
Premium of debt retirement	(14.2)	—	—
Change in short-term debt	590.4	(377.9)	(227.6)
Retirement of preferred shares	—	—	(346.2)
Issuance of common stock	40.0	160.8	354.7
Acquisition of treasury stock	(1.6)	(4.1)	(2.5)
Dividends paid — common shares	(250.3)	(243.1)	(284.0)

Net Financing Activities used for Continuing Operations	(100.3)	(500.9)	(471.0)
Net Financing Activities used for Discontinued Operations	—	—	(58.4)

Net Cash Flows used for Financing Activities	(100.3)	(500.9)	(529.4)

Increase (decrease) in cash and cash equivalents	39.9	2.4	(4.0)
Cash and cash equivalents at beginning of year	29.5	27.1	31.1

Cash and cash equivalents at end of period	$69.4	$29.5	$27.1

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$404.5	$383.0	$442.3
Interest capitalized	3.2	2.3	2.5
Cash paid for income taxes	101.4	184.6	256.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in millions, except shares outstanding and par value)	2005	2004

Common shareholders’ equity	$4,933.0	$4,787.1

Preferred Stocks, which are redeemable solely at option of issuer:
Northern Indiana Public Service Company—
Cumulative preferred stock—$100 par value—
4-1/4% series—209,035 shares outstanding	20.9	20.9
4-1/2% series—79,996 shares outstanding	8.0	8.0
4.22% series—106,198 shares outstanding	10.6	10.6
4.88% series—100,000 shares outstanding	10.0	10.0
7.44% series—41,890 shares outstanding	4.2	4.2
7.50% series—34,842 shares outstanding	3.5	3.5
Premium on preferred stock and other	0.3	0.3
Cumulative preferred stock—no par value—
Adjusted rate series A (stated value—$50 per share), 473,285 shares outstanding	23.6	23.6

Series without mandatory redemption provisions	81.1	81.1

Long-term debt	5,271.2	4,835.9

Total Capitalization	$10,285.3	$9,704.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2005	2004

NiSource Inc.:
Senior Debentures — 3.628%, due November 1, 2006	$—	$144.4
Unamortized premium on long-term debt	—	0.4

Total long-term debt of NiSource, Inc.	—	144.8

Bay State Gas Company:
Medium-Term Notes —
Interest rates between 6.26% and 9.20% with a weighted average interest rate of 6.81% and maturities between June 6, 2011 and February 15, 2028	48.5	48.5
Northern Utilities:
Medium-Term Note—Interest rate of 6.93% and maturity of September 1, 2010	3.3	4.2

Total long-term debt of Bay State Gas Company	51.8	52.7

Columbia Energy Group:
Debentures —
7.05% Series D — due November 28, 2007	—	281.5
7.32% Series E — due November 28, 2010	—	281.5
7.42% Series F — due November 28, 2015	—	281.5
7.62% Series G — due November 28, 2025	—	229.2
Unamortized discount on long-term debt	—	(96.0)
Subsidiary debt — Capital lease obligations	1.8	2.2

Total long-term debt of Columbia Energy Group	1.8	979.9

PEI Holdings, Inc.:
Long-Term Notes —
Whiting Clean Energy, Inc.
Interest rates between 6.73% and 8.58% with a weighted average interest rate of 8.30% and maturity of June 20, 2011	295.5	298.6

Total long-term debt of PEI Holdings, Inc.	295.5	298.6

NiSource Capital Markets, Inc:
Senior Notes — 6.78%, due December 1, 2027	75.0	75.0
Medium-term notes —
Issued at interest rates between 7.38% and 7.99%, with a weighted average interest rate of 7.82% and various maturities between March 27, 2007 and May 5, 2027	150.0	190.0

Total long-term debt of NiSource Capital Markets, Inc.	225.0	265.0

NiSource Corporate Services, Inc.
Capital lease obligations — 5.586%, due December 31, 2009	6.4	—

Total long-term debt of NiSource Corporate Services, Inc.	6.4	—

NiSource Development Company, Inc.:
NDC Douglas Properties, Inc. — Notes Payable—
Interest rates between 3.8% and 12.6% with a weighted average interest rate of 7.4%.	35.8	36.7

Total long-term debt of NiSource Development Company, Inc.	35.8	36.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT (continued)

As of December 31, (in millions)	2005	2004
NiSource Finance Corp.:
Long-Term Notes —
3.20% — due November 1, 2006	—	250.0
7-7/8% — due November 15, 2010	1,000.0	1,000.0
Senior Unsecured Notes — 6.15%, due March 1, 2013	345.0	345.0
Floating Rate Notes — 4.95% at December 31, 2005, due November 23, 2009	450.0	450.0
5.21% — due November 28, 2012	315.0	—
5.40% — due July 15, 2014	500.0	500.0
5.36% — due November 28, 2015	230.0	—
5.41% — due November 28, 2016	90.0	—
5.25% — due September 15, 2017	450.0	—
5.45% — due September 15, 2020	550.0	—
5.89% — due November 28, 2025	265.0	—
Fair value adjustment of notes for interest rate swap agreements	(12.2)	29.9
Unamortized premium and discount on long-term debt	(25.9)	(14.6)

Total long-term debt of NiSource Finance Corp, Inc.	4,156.9	2,560.3

Northern Indiana Public Service Company:
Pollution control bonds —
Issued at interest rates between 1.65% and 1.85%, with a weighted average interest rate of 1.75% and various maturities between November 1, 2007 and April 1, 2019	278.0	278.0
Medium-term notes —
Issued at interest rates between 6.69% and 7.69%, with a weighted average interest rate of 7.30% and various maturities between June 6, 2007 and August 4, 2027	221.2	221.2
Unamortized discount on long-term debt, net	(1.2)	(1.3)

Total long-term debt of Northern Indiana Public Service Company	498.0	497.9

Total long-term debt, excluding amount due within one year	$5,271.2	$4,835.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			ADDITIONAL		DEFERRED	ACCUM
	COMMON	TREASURY	PAID-IN	RETAINED	STOCK	OTHER COMP		COMP
(in millions)	STOCK	STOCK	CAPITAL	EARNINGS	COMPENSATION	INCOME/(LOSS)	TOTAL	INCOME
Balance January 1, 2003	$2.5	$(6.9)	$3,389.5	$930.9	$(0.6)	$(140.5)	$4,174.9

Comprehensive Income:
Net Income				85.2			85.2	$85.2
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized						1.4	1.4	1.4
Gain/loss on foreign currency translation:
Unrealized						0.7	0.7	0.7
Net unrealized gains on derivatives qualifying as cash flow hedges						23.9	23.9	23.9
Minimum pension liability adjustment						53.5	53.5	53.5

Total comprehensive income								$164.7
Dividends:
Common stock				(284.8)			(284.8)
Treasury stock acquired		(2.5)					(2.5)
Issued:
Common stock issuance	0.1		344.9				345.0
Employee stock purchase plan			0.6				0.6
Long-term incentive plan			21.6		(4.5)		17.1
Amortization of unearned compensation					0.9		0.9

Balance December 31, 2003	$2.6	$(9.4)	$3,756.6	$731.3	$(4.2)	$(61.0)	$4,415.9

Comprehensive Income:
Net Income				436.3			436.3	$436.3
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized						1.5	1.5	1.5
Gain/loss on foreign currency translation:
Unrealized						0.7	0.7	0.7
Net unrealized gains on derivatives qualifying as cash flow hedges						2.2	2.2	2.2
Minimum pension liability adjustment						5.2	5.2	5.2

Total comprehensive income								$445.9
Dividends:
Common stock				(242.3)			(242.3)
Treasury stock acquired		(4.1)					(4.1)
Issued:
Common stock issuance	0.1		144.3				144.4
Employee stock purchase plan			0.7				0.7
Long-term incentive plan			23.0		(3.0)		20.0
Tax benefits of options, PIES and other			5.2	0.1			5.3
Amortization of unearned compensation					1.3		1.3

Balance December 31, 2004	$2.7	$(13.5)	$3,929.8	$925.4	$(5.9)	$(51.4)	$4,787.1

Comprehensive Income:
Net Income				306.5			306.5	$306.5
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized						0.1	0.1	0.1
Net unrealized gains on derivatives qualifying as cash flow hedges						57.0	57.0	57.0
Minimum pension liability adjustment						(11.3)	(11.3)	(11.3)

Total comprehensive income								$352.3
Dividends:
Common stock				(250.3)			(250.3)
Treasury stock acquired		(1.6)					(1.6)
Issued:
Common stock issuance			0.3				0.3
Employee stock purchase plan			0.9				0.9
Long-term incentive plan			42.3		(0.5)		41.8
Tax benefits of options, PIES and other			(0.3)				(0.3)
Amortization of unearned compensation					2.8		2.8

Balance December 31, 2005	$2.7	$(15.1)	$3,973.0	$981.6	$(3.6)	$(5.6)	$4,933.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)

	Common	Treasury
Shares (in thousands)	Shares	Shares
Balance January 1, 2003	249,210	(350)

Treasury stock acquired		(128)
Issued:
Stock issuance	13,111	—
Employee stock purchase plan	33	—
Long-term incentive plan	754	—

Balance December 31, 2003	263,108	(478)

Treasury stock acquired		(190)
Issued:
Stock issuance	6,814	—
Employee stock purchase plan	35	—
Long-term incentive plan	1,337	—

Balance December 31, 2004	271,294	(668)

Treasury stock acquired		(73)
Issued:
Employee stock purchase plan	38	—
Long-term incentive plan	2,032	—

Balance December 31, 2005	273,364	(741)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies
A. Company Structure and Principles of Consolidation. NiSource, a Delaware corporation, is a holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is a holding company under the Public Utility Holding Company Act of 2005. NiSource derives substantially all of its revenues and earnings from the operating results of its 16 direct subsidiaries.
The consolidated financial statements include the accounts of NiSource and its majority-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. Except where noted above and in the event where NiSource has significant influence, investments with less than a 20% interest are accounted for under the cost method. Although Columbia has a temporary ownership interest in excess of 50% of Millennium, it does not exert control over the partnership and therefore did not consolidate the Millennium project entities. The current Millennium partnership includes Columbia Transmission (47.5%), DTE Millennium (owned by DTE Energy Co.) (10.5%), KeySpan Millennium (owned by KeySpan Corp.) (21.0%), and Columbia Atlantic Trading (21.0%), and Columbia Transmission will be the operator. At the time Columbia purchased the Columbia Atlantic Trading interest in 2004, it was with the intent to redistribute that interest to either a future customer of Millennium or the other partners. In late 2004, the other partners expressed an interest in purchasing the Columbia Atlantic Trading interest and an MOU was completed on August 22, 2005, which set forth the equity redistribution from Columbia Atlantic Trading to DTE and KeySpan. After completion of this transaction, Columbia’s ownership will be at 47.5% and the ownership interests of KeySpan and DTE will be 26.25% each. Subsequent to execution of the August 22, 2005 MOU, the partners in Millennium performed a comprehensive due diligence review and completed a revised term sheet in January 2006 to be utilized as a base to finalize revised partnership agreements and the redistribution of Columbia Atlantic Trading’s equity. NiSource also consolidates variable interest entities for which NiSource is the primary beneficiary as a result of the adoption in January 2003 of FIN No. 46.
B. Basis of Accounting Presentation. In the Statements of Consolidated Income for the twelve months ended December 31, 2004 and 2003, the classification of loss on early extinguishment of long-term debt has been reclassified to “Other Income (Deductions).” NiSource previously reported such amounts within operating income. This resulted in a $4.1 million increase in operating income and a corresponding decrease to other income (deduction) for the twelve months ended December 31, 2004 and 2003. Income from Continuing Operations and Net Income did not change for either period.
In the Consolidated Balance Sheets for the twelve months ended December 31, 2004, the classification of accrued liability for postretirement and post employment benefits between current and long term liabilities was changed to conform to the current year presentation. This resulted in increases of $27.8 million in Other Liabilities and Deferred Credits and corresponding decreases to Total Current Liabilities for balances as of December 31, 2004.
Certain other amounts in 2004 and 2003 have been reclassified to conform to the current year presentation.
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
D. Accounts Receivable and Unbilled Revenue. Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
fluctuates from year to year depending upon seasonality and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $437.6 million and $293.9 million for the years ended December 31, 2005 and 2004, respectively.
E. Investments in Debt and Equity Securities. NiSource’s investments in debt and marketable securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income. These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income.
At December 31, 2005 and December 31, 2004, respectively, approximately $39 million and $36 million of investments were pledged as collateral for trust accounts related to NiSource’s wholly owned insurance company.
F. Basis of Accounting for Rate-Regulated Subsidiaries. NiSource’s rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. SFAS No. 71 provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, NiSource would be required to apply the provisions of SFAS No. 101. In management’s opinion, NiSource’s regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Regulatory assets and liabilities were comprised of the following items:

At December 31, (in millions)	2005	2004

Assets
Reacquisition premium on debt	$23.1	$26.1
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1H)	32.8	37.0
Bailly scrubber carrying charges and deferred depreciation (see Note 1H)	2.4	3.3
Postemployment and other postretirement costs (see Note 9)	137.0	150.4
Retirement income plan costs	38.9	16.2
Environmental costs	25.7	26.7
Regulatory effects of accounting for income taxes (see Note 1T)	153.0	163.5
Underrecovered gas and fuel costs	421.8	293.8
Depreciation (see Note 1H)	125.6	131.7
Uncollectible accounts receivable deferred for future recovery	49.1	52.4
Percentage of Income Plan	95.2	43.1
Asset retirement obligations (see Note 10)	26.2	1.6
Other	72.3	52.6

Total Assets	$1,203.1	$998.4

Liabilities
Rate refunds and reserves	$0.1	$4.9
Overrecovered gas and fuel costs	25.8	15.5
Asset retirement obligations (see Note 10)	117.8	8.0
Cost of Removal (see Note 10)	1,101.5	1,089.8
Regulatory effects of accounting for income taxes	18.7	18.9
Transition capacity cost	66.2	71.2
Emissions allowance	10.9	6.8
Other	45.1	7.2

Total Liabilities	$1,386.1	$1,222.3

Regulatory assets of approximately $1,066.4 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered as components of cost of service over a remaining life of up to 10 years. Regulatory assets of approximately $49.8 million require specific rate action.
G. Utility Plant and Other Property and Related Depreciation and Maintenance. Property, plant and equipment (principally utility plant) are stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.
For rate-regulated companies, an AFUDC is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service, reducing gross interest expense during the respective construction period. The pre-tax rate for AFUDC was 2.5% in 2005, 2.5% in 2004, and 2.0% in 2003. Short-term borrowings were used to fund construction efforts for all three years presented. The increase in the 2004 AFUDC rate, as compared with 2003, was due to higher short-term interest rates.
The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Electric Operations	3.5%	3.5%	3.6%
Gas Distribution and Transmission Operations	2.9%	2.9%	2.9%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The Whiting Clean Energy facility owned by PEI, a consolidated subsidiary of NiSource, is being depreciated on a straight-line basis over a 40-year useful life.
Generally, NiSource’s subsidiaries follow the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, net of salvage, is charged to the accumulated provision for depreciation.
H. Carrying Charges and Deferred Depreciation. Upon completion of units 17 and 18 at the R. M. Schahfer Generating Station, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the IURC, pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation are being amortized over the remaining service life of each unit.
Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.
In the Columbia of Ohio 1999 rate agreement, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through December 31, 2004. The revised depreciation rates were lower than those which would have been utilized if Columbia of Ohio were not subject to regulation and, accordingly, a regulatory asset had been established for the difference. The amount of depreciation that would have been recorded for 2004 had Columbia of Ohio not been subject to rate regulation is $36.4 million, a $20.5 million increase over the $15.9 million reflected in rates. The amount of depreciation that would have been recorded for 2003 had Columbia of Ohio not been subject to rate regulations is $36.6 million, a $22.1 million increase over the $14.5 million reflected in rates.
In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. Accordingly, the cumulative regulatory asset balance of $131.7 million through December 31, 2004 has been reduced in 2005. The amount of depreciation that would have been recorded for 2005 had Columbia of Ohio not been subject to rate regulation is $35.2 million, a $6.1 million decrease over the $41.3 million reflected in rates. The regulatory asset was $125.6 million as of December 31, 2005.
I. Amortization of Software Costs. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with SOP 98-1. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years. NiSource amortized $28.3 million in 2005, $35.0 million in 2004 and $29.1 million in 2003 related to software costs.
J. Intangible Assets. NiSource has approximately $3.7 billion in goodwill and other intangible assets. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition. In addition, NiSource has other intangible assets consisting primarily of franchise rights apart from goodwill that were identified as part of the purchase price allocations associated with the acquisitions of Bay State, Northern Utilities, which is a subsidiary of Bay State, and Granite, all of which are wholly owned subsidiaries of NiSource, which are being amortized over forty years from the date of acquisition. NiSource accounts for its intangible assets, including goodwill, in accordance with SFAS No. 142. Refer to Note 8, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
K. Revenue Recognition. With the exception of amounts recognized for energy trading activities, revenues are recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
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
L. Earnings Per Share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans.
The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2005	2004	2003

Denominator (thousands)
Basic average common shares outstanding	271,282	263,682	259,550
Dilutive potential common shares
Nonqualified stock options	359	162	73
Shares contingently issuable under employee stock plans	884	1,069	1,157
Shares restricted under employee stock plans	509	618	805

Diluted Average Common Shares	273,034	265,531	261,585

M. Estimated Rate Refunds. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.
N. Accounts Receivable Sales Program. NiSource enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying Consolidated Balance Sheets and as operating cash flows in the accompanying Statements of Consolidated Cash Flows. The costs of these programs, which are based upon the purchasers’ level of investment and borrowing costs, are charged to other income in the accompanying Statements of Consolidated Income.
O. Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
P. Fuel Adjustment Clause. All metered electric rates contain a provision for adjustment to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual costs in a given three-month period are recorded as adjustments to revenue and will be included in a future filing. Northern Indiana records any under-recovery or over-recovery as a current regulatory asset or liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three-month period.
Q. Gas Cost Adjustment Clause. All of NiSource’s Gas Distribution Operations subsidiaries except for Northern Indiana defer most differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Northern Indiana adjusts its revenues for differences between amounts collected from customers and actual gas costs and adjusts future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.
R. Gas Inventory. Both the LIFO inventory methodology and the weighted average methodology are used to value natural gas in storage. The application of different methodologies is due to the acquisition of Bay State. Bay State uses the weighted average cost of gas method, as approved by state regulators, in setting its rates while both Northern Indiana and the Columbia subsidiaries use the LIFO methodology when setting rates in their respective jurisdictions. Inventory valued using LIFO was $445.4 million and $392.4 million at December 31, 2005, and 2004, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage at December 31, 2005 and December 31, 2004, exceeded the stated LIFO cost by $922.4 million and $448.1 million, respectively. Inventory valued using the weighted average methodology was $81.5 million at December 31, 2005 and $60.5 million at December 31, 2004.
S. Accounting for Risk Management and Energy Trading Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as normal under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.
NiSource uses a variety of derivative instruments (exchange traded futures and options, physical forwards and options, financial commodity swaps, and interest rate swaps) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For the years ended December 31, 2005, 2004 and 2003 the ineffectiveness on NiSource’s hedged instruments was immaterial.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
T. Income Taxes and Investment Tax Credits. NiSource records income taxes to recognize full interperiod tax allocations. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform to regulatory policy.
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
NiSource files consolidated federal and state income tax returns with certain of its other affiliated companies. NiSource and its subsidiaries are parties to a tax allocation agreement under which the consolidated tax is allocated among the members of the group in proportion to each member’s relative contribution to the group’s consolidated tax liability. In addition, the separate company tax benefits associated with NiSource’s tax losses, excluding tax benefits from interest expense on acquisition debt, are allocated to NiSource’s subsidiaries with separate return tax.
U. Environmental Expenditures. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is discovered or circumstances change. The reserves for estimated environmental expenditures are recorded on the Consolidated Balance Sheets in “Other accruals” for short-term portions of these liabilities and “Other noncurrent liabilities” for the respective long-term portions of these liabilities. Rate-regulated subsidiaries applying SFAS No. 71 establish regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process.
In addition, Northern Indiana received approval from the IURC in 2003 to recover costs associated with environmental compliance programs for NOx pollution-reduction equipment at Northern Indiana’s generating stations. Refer to Note 5, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for further information.
V. Stock Options and Awards. SFAS No. 123R requires companies to adopt the fair value method of accounting for stock-based compensation. NiSource will adopt SFAS No. 123R on January 1, 2006, as allowed for and required by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource applied the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans through December 31, 2005. NiSource complies with the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

(in millions, except per share data)		2005	2004	2003

Net Income
	As reported	$306.5	$436.3	$85.2
Add:	Stock-based employee compensation expense included in
	reported net income, net of related tax effects	4.5	5.1	8.3
Less:	Total stock-based employee compensation expense determined
	under the fair value method for all awards, net of tax	(10.7)	(11.5)	(14.7)

	Pro forma	$300.3	$429.9	$78.8

Earnings per share ($)
Basic	- as reported	1.13	1.65	0.33
	- pro forma	1.11	1.63	0.30
Diluted	- as reported	1.12	1.64	0.33
	- pro forma	1.10	1.62	0.30

W. Excise Taxes. NiSource accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. NiSource accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to “Other taxes” expense.
X. Equity Forward Contracts. NiSource accounted for equity forward contracts on its own common shares as permanent equity consistent with the provisions of EITF No. 00-19. Accordingly, the Corporate PIES and SAILSsm were recorded in equity at fair value at the date of inception through the settlement of the their associated equity forward agreements with changes in fair value not recognized as long as the contracts were classified as equity. Refer to Note 12, “Common Stock,” in the Notes to Consolidated Financial Statements for additional information on the Corporate PIES and the SAILSsm.

2.	Recent Accounting Pronouncements
FASB Interpretation No. 47 — Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005. NiSource has adopted FIN 47 in the fourth quarter 2005. Refer to Note 10, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
SFAS No. 123 (revised 2004) — Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. NiSource will adopt this standard on January 1, 2006, using a modified prospective application as described in the statement. Under this method, NiSource will begin to amortize compensation costs for the remaining portion of the outstanding awards for which the requisite service has not yet been rendered. Compensation costs for these awards will be based on the fair value of those awards as disclosed on a pro-forma basis under SFAS No. 123. NiSource will account for awards that are granted, modified or settled after December 31, 2005 in accordance with SFAS No. 123R.
NiSource does not anticipate ongoing operating results to be materially impacted by the adoption of SFAS No. 123R. NiSource expects to recognize an immaterial cumulative effect of change in accounting principle which

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. NiSource anticipates that other than the requirement for expensing stock options, the current share-based awards will continue to be accounted for substantially as they are currently. For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares.
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” an interpretation of SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. NiSource is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. The release of a final interpretation is scheduled for March or April of 2006, with an effective date of the first fiscal year beginning after December 15, 2006.

3.	Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. In connection with the IBM agreement, a total reduction of approximately 1,000 positions is expected through the transition period. Approximately 570 of the impacted employees are expected to become employees of IBM or its subcontractors. As of December 31, 2005, 679 employees were terminated as a result of the agreement with IBM, of which 546 became employees of IBM. In June 2005, NiSource recorded a restructuring charge of $16.4 million for estimated severance payments expected to be made in connection with the IBM agreement. Of the $16.4 million restructuring charge recorded for the second quarter, $11.2 million was recorded by the Gas Distribution Operations segment, $2.7 million was recorded by the Gas Transmission and Storage Operations segment, $1.8 million was recorded by the Electric Operations segment, $0.2 million was recorded by the Other Operations segment and $0.5 million was recorded by Corporate. During the third quarter of 2005, NiSource recognized $18.0 million in restructuring charges for non-cash pension and post-retirement benefit expense related to the severed employees, which is reflected in the liability for postretirement and pension benefits. Of the $18.0 million restructuring charge recorded in the third quarter, $10.6 million was recorded by the Gas Distribution Operations segment, $3.5 million was recorded by the Gas Transmission and Storage Operations segment, $2.0 million was recorded by the Electric Operations segment, $0.5 million was recorded by the Other Operations segment and $1.4 million was recorded by Corporate. During the fourth quarter of 2005, NiSource reduced the reserve by $0.6 million based on actual payments and revised estimates. These restructuring charges are included in “Operation and maintenance” expense on the Statements of Consolidated Income.
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. In part, this reduction will come through anticipated attrition and consolidation of basic positions. NiSource recognized a $2.9 million restructuring charge in the fourth quarter of 2005 for anticipated severance payments expected to be made in connection with this action.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Mitchell Station in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees. In connection with these earlier restructuring initiatives, a total of approximately 1,600 management, professional, administrative and

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
technical positions were identified for elimination. As of December 31, 2005, approximately 1,565 employees were terminated, of whom 3 employees were terminated during 2005.
Adjustments to the restructuring liability were recorded mainly for reductions in estimated expenses related to previous restructuring initiatives. Of the $10.1 million remaining restructuring liability from the Columbia merger and related initiatives, $9.6 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at				Balance at
(in millions)	Dec. 31, 2004	Additions	Benefits Paid	Adjustments	Dec. 31, 2005

Outsourcing initiative	$—	$16.4	$(4.3)	$(0.6)	$11.5
Executive initiative	—	2.9	—	—	2.9
Columbia merger and related initiatives	14.6	—	(3.9)	(0.6)	10.1

Total	$14.6	$19.3	$(8.2)	$(1.2)	$24.5

4.	Discontinued Operations and Assets Held for Sale
As part of PEI’s sale to Private Power in 2003, NiSource retained certain obligations with respect to the former PEI subsidiaries. NiSource retained operational guarantees related to environmental compliance, inventory balances, employee relations, and a contingent obligation to Private Power that could be triggered if U.S. Steel exercised a purchase option under its agreement with a former PEI subsidiary. At the time of the sale, NiSource allocated $0.6 million to this contingent option obligation. However, in November 2005, U.S. Steel Gary Works announced its intent to exercise the purchase option. As a result, in the fourth quarter of 2005, NiSource accrued an additional $7.4 million for the probable settlement of this contingent obligation.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The assets of the Sand Creek Golf Club, valued at $12.0 million as of December 31, 2005, are reported as assets of discontinued operations. An additional $5.6 million of assets, representing an estimate of land to be sold during the next twelve-months, are reflected as assets held for sale.
In November 2004, NiSource sold its interest in SunPower Corporation for the purchaser’s common shares valued at approximately $5.2 million at the time of sale. In the fourth quarter 2004, NiSource had an after-tax gain of $2.0 million related to this sale.
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
On November 26, 2003, NiSource sold its interest in Midtex Gas Storage Company, LLP for approximately $15.8 million and the assumption, by the buyer, of $1.7 million in debt. In the fourth quarter of 2003, NiSource recognized an after-tax gain of $4.4 million related to this sale which is included in “Impairment and loss (gain) on sale of assets” on the Statements of Consolidated Income.
On October 20, 2003, NiSource sold all of the steel-related, “inside-the-fence” assets of its subsidiary, PEI, to Private Power. The sale included six PEI operating subsidiaries and the name “Primary Energy”. Private Power paid approximately $325.4 million, comprised of $113.1 million in cash and the assumption of debt-related liabilities and other obligations. The assumption of such liabilities and the after-tax cash proceeds from the sale reduced NiSource’s debt by $273.6 million, of which $67.3 million was off balance sheet. NiSource has accounted for the assets sold as discontinued operations and has adjusted all periods presented accordingly.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
On September 30, 2003, NiSource sold Columbia Service Partners, a subsidiary of Columbia for approximately $22.5 million. In 2003, NiSource recognized a pre-tax gain of $16.6 million related to the sale. Columbia Service Partners had been reported as assets held for sale.
On August 29, 2003, NiSource sold its exploration and production subsidiary, CER, to a subsidiary of Triana. Under the CER sales agreement, Triana, an affiliate of MSCP, purchased all of the stock of CER for $330 million, plus the assumption of obligations to deliver approximately 94.0 Bcf of natural gas pursuant to existing forward sales contracts. The sale transferred 1.1 trillion cubic feet of natural gas reserves. Approximately $220 million of after-tax cash proceeds from the sale were used to reduce NiSource’s debt. In addition, a $213 million liability related to the forward sales contracts was removed from the Consolidated Balance Sheets. On January 28, 2003, NiSource’s former subsidiary CNR sold its interest in certain natural gas exploration and production assets in New York for approximately $95 million. NiSource has accounted for CER as discontinued operations and has adjusted all periods presented accordingly. During 2004, NiSource realized after-tax net income due primarily to tax adjustments, while an after-tax loss of $301.2 million related to the sale of CER was recorded in 2003.
Results from discontinued operations of CER (including the New York State properties), the six PEI subsidiaries, Transcom, Lake Erie Land and the water utilities are provided in the following table:

Twelve months ended December 31, (in millions)	2005	2004	2003

Revenues from Discontinued Operations	$5.1	$4.7	$159.2

Income (Loss) from discontinued operations	(31.2)	(11.8)	0.1
Income tax (benefit) expense	(10.9)	(17.1)	1.8

Net Income (Loss) from Discontinued Operations	$(20.3)	$5.3	$(1.7)

The loss from discontinued operations for 2005 included changes to reserves for contingencies primarily related to CER and an impairment of assets related to Transcom.
The assets of discontinued operations and assets held for sale were net property, plant, and equipment of $34.6 million and $38.6 million at December 31, 2005 and December 31, 2004, respectively.

5.	Regulatory Matters
Gas Distribution Operations Related Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. As of December 2005, approximately 668 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers were using an alternate supplier.
On March 29, 2005, the PSC approved a renewed pilot program for Columbia of Kentucky authorizing the continuation of the Customer Choicesm Program. The renewed program provides residential and small commercial customers the option to choose their natural gas supplier while avoiding the stranded costs to Columbia of Kentucky that would have resulted under the previous pilot. In addition, Columbia of Kentucky received approval from the PSC to implement programs that provide Columbia of Kentucky with the opportunity to stabilize wholesale costs for gas during the winter heating season and share certain cost savings with customers.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. On October 1, 2004, Columbia of Ohio filed an application for approval to increase its Uncollectible Expense Rider and on October 20, 2004, the PUCO approved the application. The PUCO’s approval of this application resulted in Columbia of Ohio’s commencing recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. As of December 31, 2005, Columbia of Ohio has $37.7 million of uncollected accounts receivable pending future recovery. On June 1, 2005, the PUCO approved Columbia of Ohio’s application to decrease its Uncollectible Expense Rider rate. This application was based on projected annual bad debt recovery requirements

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
of $26.3 million for the period ended March 31, 2006, reflecting a reduction of $11.4 million of uncollected accounts receivable pending future recovery.
On December 2, 2004, Columbia of Ohio filed two applications with the OPSB, requesting certificates of environmental compatibility and public need for the construction of the Northern Columbus Loop Natural Gas Pipeline project. The project is proposed in three phases (Phases IV, V and VI), and contemplates an approximately 25-mile long pipeline, to be constructed in northern Columbus and southern Delaware County. The project will help secure current and future natural gas supplies for Columbia of Ohio’s customers in the region. On August 3, 2005, the OPSB approved Columbia of Ohio’s construction of the Northern Columbus Loop Natural Gas Pipeline project. Phase V of the project has been completed and the project is expected to be completed in the second quarter 2006.
On November 21, 2005, Columbia of Ohio filed an application with the PUCO, requesting authority to increase its PIP rider rate from $.0821/Mcf to $.6449/Mcf. This filing provided for the recovery of Columbia of Ohio’s deferred PIP balance over a twelve-month period plus the expected level of arrears during each succeeding twelve-month period. On December 23, 2005, Columbia of Ohio supplemented its application, and as an alternative offered to extend the recovery period for its deferred balance over 36 months, with carrying costs. This filing provided, in the alternative, for the implementation of a revised PIP rate of $.4004/Mcf. Columbia of Ohio’s Supplement to its Application indicated that the PIP rate contained in its November 21, 2005 application would be billed absent express PUCO approval of the alternative within the 45-day review process. The PUCO took no action within the forty-five day period, and on January 9, 2006, Columbia of Ohio filed revised tariffs to reflect the new $.6449/Mcf PIP rider rate, effective with February 2006 bills. On February 1, 2006, the PUCO issued an Entry in which it indicated that it had approved Columbia of Ohio’s application (as supplemented) on the 46th day after the filing (January 6, 2006). On February 28, 2006, Columbia of Ohio filed revised tariffs, reflecting the lower PIP rider rate of $.4004 /Mcf, to be effective with bills rendered on and after March 2, 2006.
On April 27, 2005, Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. On November 30, 2005, Bay State received approval from the Massachusetts DTE to increase its rates by $11.1 million. The Massachusetts DTE also approved Bay State’s request for a performance based rate plan but denied the request for cost recovery of a steel infrastructure replacement program.
On November 2, 2005, Columbia of Virginia filed an Application with the VSCC for approval of a performance based rate-making methodology (“PBR Plan”), which would freeze non-gas cost rates at their current levels for five years beginning January 1, 2006. The VSCC issued a Preliminary Order on November 9, 2005 that docketed the PBR Plan and simultaneously initiated an investigation (“Investigation”) into the justness and reasonableness of Columbia of Virginia’s current rates, charges and terms and conditions of service. The Preliminary Order initially required Columbia of Virginia to file the schedules typically required for a general rate case application on or before February 3, 2006. By Order dated January 4, 2006, the VSCC granted a Columbia of Virginia Motion to delay the filing of schedules in the Investigation until May 1, 2006.
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
Northern Indiana’s GCA7 annual demand cost recovery filing, covering the period November 1, 2005 through October 31, 2006 was made on August 29, 2005. The IURC approved the rates on an interim basis subject to refund on November 22, 2005. A final order approving this filing is expected in the second quarter of 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
On July 13, 2005, Northern Indiana and other parties filed a joint Stipulation and Settlement Agreement with the IURC resolving all terms of a new gas ARP program. The IURC approved the Settlement on January 31, 2006. The new ARP is effective May 1, 2006 through April 30, 2010. The new ARP continues key products and services including Northern Indiana’s Choice program for customers. The ARP also continues the GCIM and adds a new incentive mechanism that shares savings of reduced transportation costs between the company and customers. Northern Indiana and the settling parties also agreed to a moratorium on base rates with the ability to address certain defined issues during the term of this agreement.
Northern Indiana filed for an energy assistance program “Winter Warmth” in the fourth quarter of 2004, that provided customers $6.2 million for deposits and bill assistance targeted to low income and hardship customers. Northern Indiana contributed $0.7 million, and $5.5 million was collected from ratepayers through a volumetric surcharge. The one-year pilot program, for calendar year 2005, was approved by the IURC in the fourth quarter of 2004.
Northern Indiana filed, on October 3, 2005, to extend the Winter Warmth program to cover calendar year 2006 and expand funding to $7.9 million. The IURC issued an interim order on December 9, 2005 extending the 2005 program through January 31, 2006. On January 31, 2006, the IURC issued a final order approving the expanded program for the period February 1, 2006 through December 31, 2006. The total funding for 2006 will be $7.8 million, based upon the final order. Northern Indiana will contribute $1.0 million of the total funding.
Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order provides a rate moratorium through July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $58.5 million, $56.4 million and $52.0 million were recognized for electric customers for 2005, 2004 and 2003, respectively.
In December 1999, the FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations. The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission service. Northern Indiana transferred functional control of its electric transmission assets to MISO on October 1, 2003. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff, as the Northern Indiana Open Access Transmission Tariff was retired.
The MISO is a nonprofit organization created in compliance with FERC, to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Under “Day 1”, the MISO provides transmission service as described above. Under “Day 2” the MISO dispatches wholesale electricity and transmission service throughout much of the Midwest territory. Its responsibilities include managing the energy markets, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets.
As part of Northern Indiana’s use of the MISO’s transmission service, Day 1, Northern Indiana incurs transmission charges, based upon the FERC-approved tariff, as well as administrative fees, which relate to the MISO’s management and operations of the transmission system. Day 1 transmission charges are recovered through the FAC process. During 2004, an IURC order denied recovery or deferral of Day 1 administrative fees during Northern Indiana’s rate moratorium. Day 2 charges consist of fuel-related and non-fuel-related categories. On June 1, 2005, the IURC issued an order authorizing Northern Indiana to recover fuel-related Day 2 costs. The order denied recovery or deferral of non-fuel Day 2 costs during Northern Indiana’s rate moratorium, which expires July 31, 2006. The June 2005 order was unclear as to the categorization of certain types of MISO charges as to whether they were fuel or non-fuel. These particular charges, which amounted to $8.7 million in 2005, were included as recoverable in Northern Indiana’s FAC-69 filing, but, pending a clarifying order from the IURC, Northern Indiana has provided a reserve for the full amount. In January 2006, the IURC approved Northern Indiana’s FAC-69 filing,

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
but noted that this particular category of charges was approved “subject to refund” and subject to the final order. On February 17, 2006, a settlement agreement was filed in cause 42962 providing for recovery through the FAC process of these charges, subject to an agreed upon standard of reasonableness of the charges. The settling parties are Northern Indiana, Indianapolis Power & Light, Vectren Energy Delivery of Indiana, Inc. and the OUCC. The Day 2 non-fuel category includes $5.4 million in costs recorded as non-recoverable in net revenues. Day 1 and Day 2 administrative fees, which were recorded as non-recoverable operating expenses, totaled $5.1 million for 2005. Northern Indiana is authorized to begin the deferral of all non-fuel and administrative MISO charges incurred after July 31, 2006 for consideration in a future rate proceeding. As part of the established settlements process with market participants, MISO uses “resettlement” statements to make adjustments related to prior operating periods. Amounts related to these adjustments cannot be anticipated or estimated in advance. Northern Indiana records these amounts when billed.
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. On January 18, 2006, the IURC issued a final order dismissing, without prejudice, this cause and the related settlement agreement finding that the agreement entered into between the City of Gary and Northern Indiana lacks essential terms necessary for it to be a valid and enforceable contract under Indiana law. Northern Indiana is evaluating the appropriate course of action for the Mitchell facility in light of the City of Gary’s need for that property and the substantial costs associated with restarting the facility.
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO. A hearing in this matter was held in December, 2004. Northern Indiana will withdraw this petition if the final order from the IURC in cause 42824 approves recovery of intermediate dispatchable power costs incurred in August to December 2005 as described below.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition (cause 42824) with the IURC for approval of a three-year arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration. Northern Indiana filed supplemental testimony on January 26, 2006 indicating that it no longer is seeking approval of the three-year arrangement. The testimony clarifies that Northern Indiana is seeking affirmation from the IURC that the intermediate dispatchable power purchases made between August 9, 2005 and December 31, 2005 which were made pursuant to the July 1, 2005 interim order were reasonable. The evidentiary hearing and final order are expected in the second quarter of 2006.
Northern Indiana, the OUCC and the Industrial Group, reached a settlement agreement on August 19, 2005 for purposes of partially settling cause 42824 (described above). The OUCC and the Industrial Group agreed to support Northern Indiana’s recovery of intermediate dispatchable power, through its FAC for the period August 9, 2005 through November 30, 2005. Additional settlement provisions include Northern Indiana’s agreement to file an electric base rate case on or before July 1, 2008.
Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. On

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
June 15, 2005, Northern Indiana filed testimony and exhibits establishing a new basis for the cap. Northern Indiana received approval from the IURC of its request on July 20, 2005.
Northern Indiana filed FAC-68 on August 15, 2005. This filing included a projected amount of intermediate dispatchable power costs for October to December 2005, consistent with the Interim Order in 42824. The IURC approved this filing on October 26, 2005.
Northern Indiana filed FAC-69 on November 3, 2005. This filing included a reconciliation of actual intermediate dispatchable power purchases for August and September 2005. The filing also included recovery of certain MISO charges that Northern Indiana believes to be fuel related. The order approving the FAC-69 factor was issued January 11, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above). The recovery of certain MISO charges, considered by Northern Indiana to be fuel related, is subject to refund based upon the outcome of cause 42962 (described above).
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 21, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $306 million. The ECRM revenues amounted to $27.7 million for the twelve months ended December 31, 2005, and $51.7 million from inception to date, while EERM revenues were $7.6 million for 2005 and $8.8 million from inception to date. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. The IURC approved ECR-5 and EER-2 on March 23, 2005. ECR-6 was filed in August 2005 for capital expenditures (net of accumulated depreciation) of $232.7 million and was approved by the IURC on October 26, 2005, with slight modifications. On February 3, 2006, Northern Indiana filed ECR-7 simultaneously with EER-3 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $230.6 million and depreciation and operating expenses of $18.3 million through December 31, 2005.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans recently announced by Jupiter. On December 21, 2005, Jupiter filed with the Indiana Court of Appeals a verified motion for remand asking that the case be moved to the IURC for further proceedings and for a temporary stay of the appeal during the remand. The purpose for the remand would be to permit the IURC to address the sufficiency of the remedy provided for in the order under review. On January 10, 2006, Northern Indiana filed with the Indiana Court of Appeals a response in opposition to the verified motion for remand filed by Jupiter.

6.	Risk Management and Energy Trading Activities
NiSource uses derivative financial instruments to manage certain risks in its business including commodity price risk. NiSource accounts for its derivatives under SFAS No. 133. Refer to Note 1-S, “Accounting for Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Hedging Activities. Many of the risk management programs in use by NiSource’s operating companies qualify for hedge accounting. The cash flow hedge activity affecting other comprehensive income for the years 2005 and 2004 was as follows:

(in millions, net of tax)	2005	2004

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$93.7	$91.5

Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges	115.5	44.7

Reclassification adjustment for net gain included in net income	(58.5)	(42.5)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$150.7	$93.7

Unrealized gains and losses on NiSource’s hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource’s trading portfolio. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $338.1 million and $200.0 million at December 31, 2005 and 2004, respectively, of which $152.6 million and $51.7 million were included in “Current Assets”, $185.5 million and $148.3 million were included in “Other Assets.” Price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $85.6 million and $26.7 million at December 31, 2005 and 2004, respectively, of which $63.4 million and $21.3 million were included in “Current Liabilities”, $22.2 million and $5.4 million were included in “Other Liabilities and Deferred Credits.”
During 2005 and 2004, a gain of $0.4 million and $0.1 million, net-of-taxes respectively, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During 2005 and 2004, NiSource reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $60.1 million, net-of-taxes.
Commodity Price Risk Programs. Northern Indiana, Northern Indiana Fuel and Light, Kokomo Gas, Northern Utilities, Columbia of Pennsylvania, Columbia of Kentucky and Columbia of Maryland use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $35.7 million and $0.6 million of price risk management assets associated with these programs at December 31, 2005 and December 31, 2004, respectively. In addition, the Consolidated Balance Sheets reflected zero and $9.2 million of price risk management liabilities associated with these programs at December 31, 2005 and December 31, 2004, respectively.
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. Columbia of Virginia started a program in April 2005 similar to the Northern Indiana PPS, which allows non-jurisdictional customers the opportunity to lock in their gas cost. The Consolidated Balance Sheets reflected $1.8 million and zero of price risk management assets and $2.5 million and $5.3 million of price risk management liabilities associated with these programs at December 31, 2005 and December 31, 2004, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas and the option to call on additional volumes that match the anticipated delivery needs of the program and currently uses NYMEX futures and options contracts for these hedge transactions. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected $1.6 million and zero of price risk management assets and zero and $0.8 million of price risk management liabilities at December 31, 2005 and December 31, 2004, respectively, associated with the DependaBill program.
As part of the new MISO Day 2 initiative, Northern Indiana was allocated FTRs. These rights protect the company against congestion losses due to the new MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. The Consolidated Balance Sheets reflected $2.2 million of price risk management assets and $0.4 million of price risk management liabilities at December 31, 2005.
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
For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Maryland (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The Consolidated Balance Sheets reflected $8.5 million and $4.6 million of price risk management liabilities associated with the programs at December 31, 2005 and December 31, 2004, respectively.
Columbia Energy Services has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. The Consolidated Balance Sheets reflected $266.7 million and $159.6 million of price risk management assets associated with this program at December 31, 2005 and December 31, 2004, respectively.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
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
Marketing and Trading Activities. The remaining operations of TPC primarily involve commercial and industrial gas sales. As of December 31, 2005, all power trading contracts were settled. TPC may enter into power derivative contracts in the future to manage price risk associated with operating Whiting Clean Energy, which may not qualify for hedge treatment as determined by SFAS No. 133.
In April 2003, the remaining gas-related activities (physical commodity sales to commercial and industrial customers) that had been classified as derivatives were considered to fall within the normal purchase and sale exception under SFAS No. 133. Therefore, all gas-related derivatives used to offset the physical obligations necessary to fulfill these commodity sales were designated as cash flow hedges. The Consolidated Balance Sheets reflected $68.0 million and $10.5 million of price risk management assets and $70.9 million and $18.3 million of price risk management liabilities associated with this program at December 31, 2005 and December 31, 2004, respectively.
The fair market values of NiSource’s power trading assets and liabilities were zero at December 31, 2005 and $8.8 million and $11.9 million, respectively, at December 31, 2004.

7.	Equity Investment Subsidiaries
Certain investments of NiSource are accounted for under the equity method of accounting. Income and losses are reflected in other revenues on NiSource’s Statements of Consolidated Income. All investments shown as limited partnerships are limited partnership interests.
Although Columbia has a temporary ownership interest in excess of 50% of Millennium, it does not exert control over the partnership and therefore did not consolidate the Millennium project entities. The current Millennium partnership includes Columbia Transmission (47.5%), DTE Millennium (owned by DTE Energy Co.) (10.5%), KeySpan Millennium (owned by KeySpan Corp.) (21.0%), and Columbia Atlantic Trading (21.0%), and Columbia Transmission will be the operator. At the time Columbia purchased the Columbia Atlantic Trading interest in 2004, it was with the intent to redistribute that interest to either a future customer of Millennium or the other partners. In late 2004, the other partners expressed an interest in purchasing the Columbia Atlantic Trading interest and an MOU was completed on August 22, 2005, which set forth the equity redistribution from Columbia Atlantic Trading to

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
DTE and KeySpan. After completion of this transaction, Columbia’s ownership will be at 47.5% and the ownership interests of KeySpan and DTE will be 26.25% each.
The following is a list of NiSource’s equity investments at December 31, 2005:

		% of Voting
		Power or
Investee	Type of Investment	Interest Held

Chicago South Shore & South Bend Railroad Co.	General Partnership	40.0
EnerTek Partners, LP	Limited Partnership	16.5
House Investments — Midwest Corporate Tax Credit Fund, L.P.	Limited Partnership	12.2
Illinois Indiana Development Company, L.L.C.	LLC Membership	40.0
Millennium Pipeline Company, L.P.	Limited Partnership	68.5
Millennium Pipeline Management Company, L.L.C.	LLC Membership	68.5
Nth Power Technologies Fund II, L.P.	Limited Partnership	4.1
Nth Power Technologies Fund II-A, L.P.	Limited Partnership	5.4
The Wellingshire Joint Venture	General Partnership	50.0
Utech Climate Challenge Fund, L.P.	Limited Partnership	17.9
Hardy Storage Company, L.L.C.	LLC Membership	50.0

8.	Goodwill and Other Intangible Assets
NiSource’s goodwill of $3,677.3 and $3,687.2 million at December 31, 2005 and 2004, respectively, pertains primarily to the acquisition of Columbia on November 1, 2000. NiSource has aggregated the subsidiaries related to the acquisition of Columbia into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment, for the purpose of testing goodwill for impairment. NiSource performs its annual impairment test of goodwill every June 30.
In the quarter ended June 30, 2005, NiSource performed its annual impairment test of goodwill associated with the purchases of Columbia, Northern Indiana Fuel and Light and Kokomo Gas. The results of the June 30, 2005 impairment test indicated that no impairment charge was required for the goodwill related to the purchase of Columbia or Northern Indiana Fuel and Light, and that an impairment charge of $10.9 million was required for goodwill related to the purchase of Kokomo Gas. This impairment charge was recorded in June 2005 and is reflected in operating expenses as an “Impairment and loss (gain) on sale of assets” on the Statements of Consolidated Income. Factors contributing to this charge were increased income that reduced the “regulatory earnings bank” and limitations on future operating income growth.
Intangible assets apart from goodwill, consisting of franchise rights, were identified as part of the purchase price allocations associated with the acquisitions of Bay State, Northern Utilities, which is a subsidiary of Bay State, and Granite, all of which are wholly owned subsidiaries of NiSource. These amounts were $449.3 million and $462.9 million, net of amortization of $96.1 million and $82.5 million, at December 31, 2005, and 2004, respectively, and are being amortized over forty years from the date of acquisition. NiSource had approximately $46.5 million and $57.4 million of other intangible assets recorded at December 31, 2005 and 2004, respectively, which reflected the additional minimum liability associated with the unrecognized service cost of the pension plans pursuant to SFAS No. 87. In the fourth quarter 2005, Bay State tested for impairment its intangible assets associated with its rate case proceedings and found that no impairment existed. The intangible assets at December 31, 2005 associated with Bay State were $447.6 million.

9.	Pension and Other Postretirement Benefits
NiSource provides defined contribution plans and noncontributory defined benefit retirement plans that cover its employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, NiSource provides health care and life insurance benefits for certain

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
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
The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:
Asset Mix Policy of Total Fund:

Asset Category	Minimum	Maximum

Domestic Equities	40%	60%
International Equities	10%	20%
Fixed Income	15%	45%
Real Estate/Alternative Investments	0%	10%
Short-Term Investments	0%	10%

Pension Plan and Postretirement Plan Asset Mix at September 30, 2005:

	Defined Benefit		Post Retirement
(in millions)	Pension Assets	9/30/2005	Welfare Plan Assets	9/30/2005

Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets

Domestic Equities	$1,002.4	49.4%	$123.3	55.5%
International Equities	353.7	17.5%	41.8	18.8%
Fixed Income	564.4	27.8%	54.5	24.5%
Alternative Investments	105.4	5.2%	—	0.0%
Cash/Other	2.2	0.1%	2.7	1.2%

Total	$2,028.1	100.0%	$222.3	100.0%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource pension fund assets earned a return of 14.7% for the plan year ended September 30, 2005 and 12.8% for the plan year ended September 30, 2004. However, the discount rate used to measure the accumulated benefit obligation has decreased over the past two years, which slightly offset the fair-value increase in the pension assets. In accordance with SFAS No. 87, NiSource adjusted its minimum pension liability at September 30, 2005 and 2004. At September 30, 2005, NiSource increased the pension liability by approximately $27 million due to a reduction in the discount rate from 6.0% to 5.5% used to determine the pension benefit obligation. NiSource expects pension expense for 2006 to decrease approximately $15.7 million and other post-retirement benefits expense to decrease approximately $4.4 million from the amounts recognized in 2005 due to the return on plan assets experienced, changes in the various benefit plans and a reduction in employees. In addition, NiSource expects to make contributions of approximately $7.1 million to its pension plans and approximately $54.2 million to its postretirement medical and life plans in 2006.
During the third quarter of 2005 NiSource recognized a $16.2 million curtailment for pension and other postretirement benefits and a $2.2 million cost for special termination benefits in connection with business processes outsourced under the IBM agreement. Of this amount, approximately $0.4 million was recorded as a regulatory asset per SFAS No. 71 and $18.0 million was charged to restructuring expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The following tables provide a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a September 30 measurement date:

	Pension Benefits		Other Benefits
(in millions)	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$2,215.0	$2,113.6	$720.1	$659.0
Service cost	42.7	39.4	9.4	8.6
Interest cost	126.2	127.0	41.2	39.1
Plan participants’ contributions	—	—	3.6	2.7
Plan amendments	(26.0)	13.1	(4.5)	(13.7)
Settlement loss	0.1	0.2	—	—
Actuarial loss	159.9	83.6	43.3	70.4
Settlement payments	(1.3)	—	—	—
Curtailment gain	(18.4)	—	(2.7)	—
Special termination benefits	2.2	—	—	—
Benefits paid	(149.6)	(161.9)	(49.8)	(46.0)

Benefit obligation at end of year	$2,350.8	$2,215.0	$760.6	$720.1

Change in plan assets
Fair value of plan assets at beginning of year	$1,910.6	$1,829.5	$191.6	$168.1
Actual return on plan assets	265.6	224.8	26.6	18.0
Employer contributions	2.9	18.2	50.3	48.8
Plan participants’ contributions	—	—	3.6	2.7
Settlement payments	(1.3)	—	—	—
Benefits paid	(149.7)	(161.9)	(49.8)	(46.0)

Fair value of plan assets at end of year	$2,028.1	$1,910.6	$222.3	$191.6

Funded status	$(322.7)	$(304.4)	$(538.3)	$(528.5)
Contributions made after measurement date and before fiscal year end	0.7	0.7	12.3	11.7
Unrecognized actuarial loss	438.2	415.3	147.2	121.3
Unrecognized prior service cost	23.5	65.2	8.7	12.9
Unrecognized transition obligation	—	—	57.2	78.6

Net amount recognized at end of year	$139.7	$176.8	$(312.9)	$(304.0)

Amounts recognized in the statement of financial position consist of:
Prepaid Benefit Cost	$16.4	$22.6
Accrued benefit liability	(203.7)	(147.6)
Intangible asset	46.5	57.0
Accumulated other comprehensive income, pre-tax	280.5	244.8

Net amount recognized at end of year	$139.7	$176.8

Other comprehensive income (loss), pre-tax, attributable to change in additional minimum liability recognition	$35.7	$(7.2)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans. The medical cost trend for 2005 and 2004 was calculated based on a cost trend starting at 9.0% and decreasing over a few years to the 5.0% as listed here.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Weighted-average assumptions as of September 30,
Discount rate assumption	5.5%	6.0%	5.5%	6.0%
Compensation growth rate assumption	4.0%	4.0%	—	—
Medical cost trend assumption	—	—	5.0%	5.0%
Assets earnings rate assumption	9.0%	9.0%	8.8%	8.8%

The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the company’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees.

		Other	Federal
	Pension	Post-retirement	Subsidy
(in millions)	Benefits	Benefits	(Receipts)

Year(s)
2006	$144.2	$52.7	$(0.8)
2007	145.5	55.6	(1.1)
2008	152.9	57.8	(1.3)
2009	160.4	60.3	(1.5)
2010	168.3	62.4	(1.8)
2011-2015	975.6	310.9	(12.1)

The following table provides the components of the plans’ net periodic benefits cost for each of the three years:

	Pension Benefits			Other Benefits
(in millions)	2005	2004	2003	2005	2004	2003

Net periodic cost
Service cost	$42.7	$39.4	$35.1	$9.4	$8.6	$7.2
Interest cost	126.2	127.0	131.0	41.2	39.1	36.5
Expected return on assets	(166.0)	(157.3)	(141.7)	(16.2)	(14.0)	(10.2)
Amortization of transitional obligation	—	—	5.5	9.4	11.5	11.6
Amortization of prior service cost	10.3	9.4	8.3	0.8	0.8	0.1
Recognized actuarial (gain) loss	18.9	18.1	25.7	4.5	2.2	(3.5)
Curtailment loss	5.4	—	—	10.7	—	—
Special termination benefits	2.2	—	—	—	—	—
Settlement loss	0.3	0.2	—	—	—	—

Net Periodic Benefits Cost	$40.0	$36.8	$63.9	$59.8	$48.2	$41.7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
(in millions)	increase	decrease

Effect on service and interest components of net periodic cost	$3.8	$(3.5)
Effect on accumulated postretirement benefit obligation	52.6	(48.7)

10.	Asset Retirement Obligations
NiSource has accounted for retirement obligations on its assets since January 1, 2003 with the adoption of SFAS No. 143. In the fourth quarter 2005, NiSource adopted the provisions of FIN 47, which broadened the scope of SFAS No. 143 to include contingent asset retirement obligations and it also provided additional guidance for the measurement of the asset retirement liabilities. This accounting standard and the related interpretation requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71 for those amounts it has collected in rates or expects to collect in future rates.
Changes in NiSource’s liability for asset retirement obligations for the years 2005 and 2004 are presented in the table below:

(in millions)	2005	2004

Beginning Balance	$9.3	$11.2
Additions	110.0	0.5
Settlements	—	(2.9)
Accretion	0.5	0.5

Ending Balance	$119.8	$9.3

NiSource adopted the provisions of FIN 47 on December 31, 2005, and as a result, an additional asset retirement obligation liability of $110.0 million and a cumulative loss due to a change in accounting principle of $0.3 million was recognized. NiSource also capitalized $30.1 million in additions to plant assets, net of accumulated amortization, and increased regulatory assets and decreased regulatory liabilities for costs of removal amounting to $24.3 million and $55.1 million, respectively. NiSource believes that the amounts recognized as regulatory assets will be recoverable in future rates. Had NiSource included these asset retirement obligations on its balance sheet prior to adopting FIN 47, the additional reported asset retirement obligation liability would have been approximately $113 million and $108 million at December 31, 2004 and January 1, 2004, respectively.
As a result of adopting FIN 47, NiSource has recognized asset retirement obligations associated with various obligations including costs to remove and dispose of certain construction materials located within many of NiSource’s facilities, certain costs to retire pipeline, removal costs for certain underground storage tanks, removal of certain pipelines known to contain a high level of PCB contamination and closure costs for certain sites including ash ponds, solid waste management units and a landfill, as well as some other nominal asset retirement obligations. NiSource recognizes that there are obligations to incur significant costs to retire wells associated with gas storage operations, however, these assets are land assets with indeterminable lives. Additionally, NiSource has a significant obligation associated with the decommissioning of its two hydro facilities located in Indiana. However, these assets have an indeterminate life and no asset retirement obligation has been recorded.
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143 and FIN 47. The amount of the other costs of removal reflected as a component of NiSource’s accumulated

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
depreciation and amortization was approximately $1.1 billion at December 31, 2005 and 2004 based on rates for estimated removal costs embedded in composite depreciation rates. Upon the adoption of SFAS No. 143 on January 31, 2003, NiSource reclassified its cost of removal from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets.
For the twelve months ended December 31, 2005, and December 31, 2004, NiSource recognized accretion expense of $0.3 million and $0.3 million, respectively. The asset retirement obligations liability totaled $119.8 million and $9.3 million at December 31, 2005 and December 31, 2004, respectively. NiSource anticipates that the depreciation and accretion amounts to be recognized in 2006 associated with its asset retirement obligation assets and liabilities will be $2.8 million and $7.5 million, respectively, and will primarily be recorded as a regulatory asset or liability pursuant to SFAS No. 71.

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
The redemption prices at December 31, 2005, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days’ notice, were as follows:

		Redemption
	Series	Price per Share

Northern Indiana Public Service Company:
Cumulative preferred stock — $100 par value —	4-1/4%	$101.20
	4-1/2%	$100.00
	4.22%	$101.60
	4.88%	$102.00
	7.44%	$101.00
	7.50%	$101.00
Cumulative preferred stock — no par value adjustable rate (6.00% at December 31, 2005), Series A (stated value $50 per share)		$50.00

12.	Common Stock
As of December 31, 2005, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
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
C. Shareholder Rights Plan. NiSource’s Board has adopted a Shareholder Rights Plan, pursuant to which one right accompanies each share of common stock. Each right, when exercisable, would initially entitle the holder to purchase from NiSource one one-hundredth of a share of Series A Junior Participating Preferred Stock, with $0.01 par value, at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource’s outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the rights would entitle the holders to purchase NiSource’s or the acquirer’s common shares for one-half of the market price. The rights will not dilute NiSource’s common stock nor affect earnings per share unless they become exercisable for common stock. The plan was not adopted in response to any specific attempt to acquire control of NiSource. The rights are not currently exercisable.
D. Northern Indiana Dividend Restriction. So long as any shares of Northern Indiana’s cumulative preferred stock are outstanding, no cash dividends shall be paid or declared on its common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2005, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 55% of the total capitalization including surplus.
E. Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. Beginning with the November 2003 dividend, NiSource reduced its annual dividend to $0.92 per share from $1.16 per share. NiSource paid quarterly common dividends totaling $0.92 per share for the 2005 year. At its January 6, 2006 meeting, the Board declared a quarterly common dividend of $0.23 per share, payable on February 20, 2006 to holders of record on January 31, 2006.

13.	Long-Term Incentive Plans
NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, performance units, contingent stock awards and dividend equivalents payable on grants of options, performance units and contingent stock awards. Under the plan, each option has a maximum term of ten years from the date of grant. NiSource has traditionally awarded stock options to employees at the beginning of each year that vested one year from the date of grant. For stock options granted during January 2005, NiSource awarded stock options that vested immediately, but included a one-year exercise restriction. Stock appreciation rights may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common stock, or a combination thereof. In addition, NiSource currently has non-qualified option grants outstanding and vested which were granted under a 1988 long-term incentive plan.
At the annual meeting of stockholders held on May 10, 2005, the company’s stockholders approved proposed amendments to the 1994 Plan. The amendments (i) increased the maximum number of shares of NiSource common stock that may be subject to awards from 21 million to 43 million and (ii) extended the period during which awards could be granted to May 10, 2015 and extended the term of the plan until all the awards have been satisfied by either issuance of stock or the payment of cash. At December 31, 2005, there were 25,470,023 shares reserved for future awards under the amended and restated 1994 Plan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. If a participant’s employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. However, awards may vest upon death, disability, or upon a change of control or retirement. There were 451,563 restricted shares outstanding at December 31, 2005, which were not a part of the time accelerated restricted stock award plan described below.
In January 2003 and 2004, NiSource awarded restricted shares and restricted stock units that contain provisions for time accelerated vesting to key executives. These awards of restricted stock or restricted stock units generally vest over a period of six years or, in the case of restricted stock units at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at the end of the third year. At December 31, 2005, NiSource had 1,152,169 awards outstanding which contain the time accelerated provisions. The total shareholder return measures established for the awards granted in 2003 and 2004 were not met as of December 31, 2005, and those grants will not have an accelerated vesting period.
For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares.
The Amended and Restated Non-employee Director Stock Incentive Plan, which was approved by the Board and stockholders at the 2003 annual meeting, provides for the issuance of up to 500,000 shares of common stock to non-employee directors. The Plan provides for awards of common stock, which vest in 20% increments per year, with full vesting after five years. The Plan permits the granting of restricted stock units and allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director’s death or disability, or a change in control of NiSource. If a director’s service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any shares of common stock not vested as of the date of termination are forfeited. As of December 31, 2005, 89,860 restricted shares and 91,263 restricted stock units had been issued under the Plan.
The long-term incentive plans have been accounted for using the intrinsic value method under APB No. 25 through December 31, 2005. The compensation cost that was charged against operating income for share-based awards was $6.8 million, $8.0 million and $12.9 million for years ended December 31, 2005, 2004 and 2003, respectively. Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Stock option transactions for the three years ended December 31, 2005, were as follows:

		Weighted Average
	Options	Option Price ($)

Outstanding at January 1, 2003	6,964,753	22.62
Granted	2,464,996	19.79
Exercised	(544,327)	17.44
Cancelled	(728,726)	23.19

Outstanding at December 31, 2003	8,156,696	22.03
Granted	2,168,200	21.84
Exercised	(817,017)	18.88
Cancelled	(346,844)	24.17

Outstanding at December 31, 2004	9,161,035	22.18
Granted	2,908,378	22.62
Exercised	(1,897,206)	20.32
Cancelled	(223,824)	25.33

Outstanding at December 31, 2005	9,948,383	22.59
Exercisable at December 31, 2005	7,040,005	22.58
Exercisable at December 31, 2004	7,043,835	22.29
Exercisable at December 31, 2003	5,856,044	22.91

The following table summarizes information on stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Exercise Price	Remaining Contractual	Number	Exercise Price
Prices Per Share ($)	Outstanding	Per Share ($)	Life in Years	Exercisable	Per Share ($)

17.53 - 20.45	1,497,993	19.56	6.0	1,497,993	19.56
20.46 - 23.38	6,110,989	22.09	7.4	3,202,611	21.61
23.39 - 26.30	1,958,151	25.19	4.3	1,958,151	25.19
26.31 - 29.22	381,250	29.22	2.2	381,250	29.22

	9,948,383	22.59	6.4	7,040,005	22.58

There were no stock appreciation rights outstanding at December 31, 2005, 2004 or 2003.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 4.1%. The weighted average fair value of options granted was $3.34, $4.77 and $3.44 during the years 2005, 2004 and 2003, respectively. The following assumptions were used for grants in 2005, 2004 and 2003:

	2005	2004	2003

Expected Life (yrs.)	4.2	4.8	5.9
Interest Rate	3.5-3.6%	3.1-3.3%	3.2-3.3%
Volatility	22.6%	33.3%	31.2%

14.	Short-Term Borrowings
On November 30, 2005, NiSource Finance entered into a new $300 million 9-month revolving credit agreement with Dresdner Kleinwort Wasserstein LLC. During March 2005, NiSource Finance obtained a new $1.25 billion five-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an expiring $500 million 364-day credit facility, as well as a $750 million three-year credit facility that would have expired in March 2007. As of December 31, 2005, NiSource had $25.5 million of stand-by letters of credit outstanding under the five-year revolving credit facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Short-term borrowings were as follows:

At December 31, (in millions)	2005	2004

Credit facility borrowings weighted average interest rate of 4.95% and 3.04% at December 31, 2005 and 2004, respectively	898.0	307.6

Total short-term borrowings	$898.0	$307.6

The year over year increase in short-term borrowings reflects a combination of factors. First, the short-term debt balances at December 31, 2004 were unusually low as a result of financing activities in November 2004. NiSource issued a $450 million floating rate note in the fourth quarter of 2004 and used the proceeds to redeem $250 million floating rate notes due in May 2005. The remaining $200 million was used to repay a portion of NiSource’s short-term borrowings. Also in the fourth quarter of 2004, NiSource issued approximately 6.8 million shares of common stock upon the settlement of the forward stock purchase contracts comprising a component of NiSource’s SAILSsm. NiSource received approximately $144.4 million in satisfaction of the SAILSsm holders’ obligation under the stock purchase contracts, which was used to pay down short-term borrowings. Second, an increase in the price of natural gas resulted in an increase in working capital requirements to fund the cost of gas placed in storage, the cost of gas flowing directly to our customers and the related increase in accounts receivable.

15.	Long-Term Debt
NiSource Finance is a wholly-owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the state of Indiana. NiSource Finance’s obligations are fully and unconditionally guaranteed by NiSource.
On November 29, 2005, Columbia redeemed $1.1 billion of its senior unsecured notes that became callable on November 28, 2005 having an average interest rate of 7.34%. On November 28, 2005, Columbia redeemed $281.5 million of its senior unsecured notes with an average interest rate of 6.80%. The associated charges included an $86 million non-cash charge relating to the write-off of the unamortized portion of a fair market value adjustment made at the time of the NiSource Columbia merger, an $8 million non-cash charge associated with the unamortized portion of swap termination charges, and a $14 million cash charge for call premiums, all of which were charged to loss on early extinguishment of long-term debt.
On November 28, 2005, NiSource Finance issued, in the private placement market, $900 million in unregistered senior unsecured notes in four tranches: $315 million of 7-year notes at a coupon rate of 5.21%; $230 million of 10-year notes at a coupon rate of 5.36%; $90 million of 11-year notes at a coupon rate of 5.41%; and $265 million of 20-year notes at a coupon rate of 5.89%. The proceeds, along with other funding sources, were used to refinance the above mentioned Columbia senior unsecured notes.
On September 16, 2005, NiSource Finance issued $450 million of 5.25% 12-year unsecured notes that mature September 15, 2017 and $550 million of 5.45% 15-year unsecured notes that mature September 15, 2020. The proceeds were used in part to redeem $900 million of NiSource Finance notes due November 15, 2005. Contemporaneously with the pricing of the 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting swaps resulting in a $35.5 million payment to NiSource’s swap counterparties. The swap termination payments are being amortized over the life of the new debt issues, resulting in an effective interest rate of 5.67% and 5.88% respectively.
In November 2004, NiSource Finance issued $450 million of floating rate notes that will mature on November 23, 2009, and are callable on or after November 23, 2006. The notes will bear interest at 3-month LIBOR plus a spread of 57 basis points, reset quarterly. NiSource Finance used $250 million of the proceeds to fund the early redemption of floating rate notes during December 2004 that would have become due in May 2005. The remaining $200 million in proceeds was used to repay a portion of the company’s short-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
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
Following are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2005. The long-term debt maturities shown below include capital lease obligations but exclude the debt of certain low-income housing real estate investments, as NiSource does not guarantee the long-term debt payment of these entities. Under the provisions of FIN No. 46R, the low-income housing real estate investments were required to be consolidated beginning in the first quarter of 2004.

Year Ending December 31, (in millions)

2006	$440.0
2007	91.2
2008	36.0
2009	468.5
2010	1,015.3
After	3,651.5

Total	5,702.5

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.
Of NiSource’s $5,271.2 million of long-term debt at December 31, 2005, $225 million was issued by NiSource’s affiliate, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Market’s obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Market’s creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, was $13.6 billion at December 31, 2005.
NiSource Finance has entered into interest rate swap agreements for $1,160 million of its outstanding long-term debt. The effect of these agreements is to modify the interest rate characteristics of a portion of their respective long-term debt from fixed to variable. Refer to Note 6, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further information regarding interest rate swaps.
NiSource is subject to one financial covenant under both its five-year revolving credit facility and its nine-month revolving credit agreement. NiSource must maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2005, NiSource was in compliance with this financial covenant under both agreements.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
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
Long-term Debt and Preferred Stock. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	2005	2005	2004	2004

Long-term investments	$73.1	$73.1	$67.5	$67.5
Long-term debt (including current portion)	5,711.9	5,885.8	6,135.8	6,532.1
Preferred stock (including current portion)	81.1	81.6	82.6	83.1

Sale of Trade Accounts Receivable. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement has a scheduled expiration date of May 12, 2006, and can be renewed if mutually agreed to by both parties. As of December 31, 2005, $175 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 22, 2006, and can be renewed if mutually agreed to by both parties. As of December 31, 2005, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource’s accounts receivable programs qualify for sale accounting based upon the conditions met in SFAS No. 140. In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. NiSource does not retain any interest in the receivables under both agreements.

17.	Other Commitments and Contingencies
A. Capital Expenditures and Other Investing Activities. NiSource expects that approximately $638.2 million will be expended for construction and other investment purposes during 2006.
B. Assets Under Lien. Substantially all of Columbia Transmission properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia. All of the debt that was secured by this lien has been paid and NiSource is in the process of having this lien released.
C. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at December 31, 2005 and the years in which they expire were:

(in millions)	Total	2006	2007	2008	2009	2010	After

Guarantees of subsidaries debt	$5,008.6	$293.1	$32.4	$8.7	$464.0	$1,004.3	$3,206.1
Guarantees supporting commodity transactions of subsidiaries	1,051.2	808.1	21.0	42.3	45.4	—	134.4
Lines of credit	898.0	898.0	—	—	—	—	—
Letters of credit	101.6	27.0	1.0	73.6	—	—	—
Other guarantees	159.7	—	—	9.1	4.2	—	146.4

Total commercial commitments	$7,219.1	$2,026.2	$54.4	$133.7	$513.6	$1,004.3	$3,486.9

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $5.0 billion of debt for various wholly-owned subsidiaries including Whiting Leasing, NiSource Finance, and through a support agreement, Capital Markets. Other than debt associated with the former PEI subsidiaries that were sold, the debt is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $1.1 billion of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets. As of February 28, 2006, $60.1 million of the guarantees related to CNR have expired.
Lines and Letters of Credit. NiSource Finance also maintains lines of credit with financial institutions. At December 31, 2005, the amount outstanding under the lines of credit and guaranteed by NiSource amounted to $898.0 million. NiSource has also issued stand-by letters of credit of approximately $101.6 million through financial institutions for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under covered contracts, the beneficiary may present its claim for payment to the financial institution, which will in turn request payment from NiSource.
Other Guarantees or Obligations. After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy. The total of the outstanding debt guaranteed for Whiting Clean Energy at December 31,

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
2005 was $321.4 million, of which approximately $298.6 million of debt related to Whiting Clean Energy was included in NiSource’s Consolidated Balance Sheets. NiSource had retained financial guarantees of $140.6 million of debt outstanding, which related to three of the PEI projects. These guarantees were satisfied in the third quarter of 2005 when the outstanding debt was refinanced by the buyer of those subsidiaries, thus relieving NiSource of its guaranties of such debt. The fair value of those financial guarantees, $10.5 million, was recognized as income from discontinued operations in the third quarter 2005.
As part of PEI’s sale to Private Power in 2003, NiSource retained certain obligations with respect to the former PEI subsidiaries. NiSource retained operational guarantees related to environmental compliance, inventory balances, employee relations, and a contingent obligation to Private Power that could be triggered if U.S. Steel exercised a purchase option under its agreement with a former PEI subsidiary. At the time of the sale, NiSource allocated $0.6 million to this contingent option obligation. However, in November 2005, U.S. Steel Gary Works announced its intent to exercise the purchase option. As a result, in the fourth quarter of 2005, NiSource accrued an additional $7.4 million for the probable settlement of this contingent obligation.
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
NiSource has issued guarantees, which support up to approximately $1.1 billion of commodity-related payments for its current and former subsidiaries. Refer to the discussion above in this Note 17-C, “Guarantees and Indemnities — Guarantees Supporting Commodity Transactions of Subsidiaries” for additional information.
NiSource retained liabilities related to the CER forward gas sales agreements with Mahonia for guarantees of the forward sales and for indemnity agreements with respect to surety bonds backing the forward sales. The guarantees, surety bonds and associated indemnity agreements remained in place subsequent to the closing of the CER sale and declined over time as volumes were delivered in satisfaction of the contractual obligations, that were completed in February 2006. Columbia was the principal for surety bonds issued to guarantee performance under these forward gas sales agreements. In the third quarter of 2005, these bonds expired.
Immediately after the close of the sale in August 2003, Triana owned approximately 1.1 Tcf of proved reserves, and was capitalized with $330 million, approximately $200 million of which was provided as initial equity by MSCP and the remainder of which is provided as part of a $500 million revolving credit facility. NiSource believed that the combination of Triana’s proved reserves, sufficient capitalization, and access to the credit facility, adequately offset any losses that could have been incurred by NiSource due to Triana’s non-performance under the Mahonia agreements. Accordingly, NiSource did not recognize a liability related to the retention of the Mahonia guarantees subsequent to the sale.
D. Other Legal Proceedings. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource’s consolidated financial position.
E. Income Tax Examinations. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. NiSource is under continuous examination by the IRS. The IRS has completed its audits through tax year 2002. Years through 1998 have been settled and are closed to further assessment. For years 1999 and 2000, NiSource disagreed with three adjustments proposed by the IRS and filed a protest of those issues with the IRS Appeals Division. The opening Appeals conference was held in March 2005 and negotiations were conducted throughout most of the remainder of the year. While concessions were made by both NiSource and the IRS during the Appeals process, the parties were unable to reach agreement on the two most significant issues: deductibility of certain costs associated with the Columbia acquisition and deductions related to the abandonment of Wells LNG development costs at Granite State Gas. NiSource intends to file a petition with the Tax Court with respect to these two issues during 2006. The audit of NiSource’s 2001 and

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
2002 federal income tax returns was completed on June 1, 2005. With the exception of carryover adjustments related to the two unagreed issues from the 1999-2000 audit discussed above, NiSource agreed with all proposed IRS adjustments and has paid the resultant tax liability. The audit of tax years 2003 and 2004 commenced on September 27, 2005.

F.	Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in the United States EPA’s Climate Leaders program and will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.
Gas Distribution Operations. Several Gas Distribution Operations subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws, as well as at MGP sites, which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution Operations subsidiaries may be required to share in the cost of clean up of such sites. In addition, some Gas Distribution Operations subsidiaries have responsibility for corrective action under the RCRA for closure and clean-up costs associated with underground storage tanks, under the Toxic Substances Control Act for clean up of polychlorinated biphenyls, and for mercury releases. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.
A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors are the current or former owner. The program has identified 85 such sites and initial investigations have been conducted at 52 sites. Additional investigation activities have been completed or are in progress at 44 sites and remedial measures have been implemented or completed at 28 sites. This effort includes the sites contained in the January 2004 agreement entered into by the IDEM, Northern Indiana, Kokomo Gas, and other Indiana utilities under the Indiana Voluntary Remediation Program. Only those site investigation, characterization and remediation costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5. As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the SEC’s SAB No. 92, SFAS No. 5 and SOP 96-1. As of December 31, 2005, a reserve of approximately $58.0 million has been recorded to cover probable environmental response actions.
Gas Transmission and Storage Operations. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent. The program pursuant to the Administrative Order by Consent covers approximately 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at most of the 245 facilities. As of December 31, 2005, the remaining environmental liability recorded on the Consolidated Balance Sheets of Columbia Transmission was approximately $2.1 million.
Columbia Transmission and Columbia Gulf are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
of clean-up costs has yet to be determined. As site investigations and clean-ups proceed and as additional information becomes available reserves will be adjusted.
The EPA has begun implementing the Particulate Matter and Ozone National Ambient Air Quality Standards it revised in July 1997. As a result, the EPA has designated areas not attaining the standards. The Clean Air Act provides for a process that would provide for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. On December 20, 2005, EPA announced a proposed revision to the particulate matter NAAQS that would increase the stringency of the current fine particulate (PM2.5) standard and add a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter). The proposal would also revoke the current PM10 NAAQS except in areas with a population of 100,000 or more with monitors violating the current standard. In a separate but related action, EPA proposed to amend its national ambient air quality monitoring requirements, including those for particulate matter that would include a design for a PM10-2.5 monitoring network necessary to establish attainment of the proposed new NAAQS. EPA must issue final standards by September 27, 2006.
Implementation of the Fine Particulate Matter and Ozone National Ambient Air Quality Standards may require imposition of additional controls on engines and turbines but is not reasonably estimable at this point. In addition, the EPA has reissued the portion of the NOx SIP Call regulation (dealing with regional ozone transport), which is applicable to certain pipeline engines. The resulting rules require additional reductions in NOx emissions from reciprocating engines and turbines at pipeline compressor stations (including compressor stations owned by Columbia Transmission and Columbia Gulf). The EPA and state regulatory authorities are in the process of setting final implementation requirements. States have proposed and in some instances finalized new NOx emission requirements that may be applicable to pipeline compressor station engines and turbines. NiSource believes that the costs relating to compliance with any new limits may be significant but are dependent upon the ultimate control program established by the targeted states and the EPA, and currently are not reasonably estimable. To date finalized rules have had minimal impact, but additional rules are expected. NiSource will continue to closely monitor developments in this area.
Columbia Transmission discovered and notified the State of West Virginia of compliance issues associated with turbine operations at two of its facilities. The State of West Virginia has not responded to the disclosure or the adequacy of Columbia Transmission’s actions.
Electric Operations.
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction NOx reduction technology at each of its active generating stations and is currently in compliance with the NOx limits. In implementing the NOx compliance plan; Northern Indiana has expended approximately $251 million as of December 31, 2005. Total capital expenditures are anticipated to be approximately $306 million upon completion of the plan. Actual costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.
On April 15, 2004, the EPA finalized the 8-hour ozone non-attainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from coal-fired boilers including Northern Indiana’s electric generating stations. Until the rules are promulgated, the potential impact on Northern Indiana is uncertain. On November 4, 2005 the Indiana governor announced plans to petition EPA in early 2006 to designate Lake and Porter counties attainment for 8-hour ozone based on monitored improvements in local air quality. If approved by the EPA, redesignation would negate the need for new rules for the two counties. Northern Indiana will continue to closely monitor developments in this area.
On June 28 and 29, 2004, the EPA responded to the states’ initial recommendations for the EPA designation of areas meeting and not meeting the NAAQS for fine particles. (Fine particles are those less than or equal to 2.5

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
micrometers in diameter and are also referred to as PM2.5.) The EPA’s PM2.5 nonattainment designations were announced on December 17, 2004, and published in the Federal Register on January 5, 2005. The designations became effective on April 5, 2005. Indiana has disputed some of the June 2004, EPA designation recommendations and submitted final 2004 monitoring data on February 17, 2005, for EPA re-evaluation of the disputed areas. On March 7, 2005, the Indiana Attorney General filed a legal action on behalf of the IDEM asking that all but three areas (none of these three areas are in Northern Indiana’s service territory) be removed from the EPA’s nonattainment list. The EPA is expected to finalize by late 2006, an implementation rule detailing state obligations to bring the nonattainment areas into attainment with the PM2.5 NAAQS. Indiana and other states will be required to finalize state rulemaking by April 2008 that specify emissions reductions consistent with the final EPA implementation rule to bring the designated areas into attainment by as early as April 2010.
On December 20, 2005 EPA announced a proposed revision to the particulate matter NAAQS that would increase the stringency of the current fine particulate (PM2.5) standard and add a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter). The proposal would also revoke the current PM10 NAAQS except in areas with a population of 100,000 or more with monitors violating the current standard. In a separate but related action, the EPA proposed to amend its national ambient air quality monitoring requirements, including those for particulate matter that would include a design for a PM10-2.5 monitoring network necessary to establish attainment of the proposed new NAAQS. The EPA must issue final standards by September 27, 2006. Northern Indiana will continue to closely monitor developments in this area that could impact the emission control requirements for coal-fired boilers including Northern Indiana’s electric generating stations.
In late 1999 the EPA initiated a New Source Review enforcement action against several industries including the electric utility industry concerning rule interpretations that have been the subject of recent (prospective) reform regulations. Northern Indiana has received and responded to the EPA information requests on this subject, most recently in June 2002. The EPA issued an NOV to Northern Indiana on September 29, 2004, for alleged violations of the Clean Air Act and the SIP. Specifically, the NOV alleges that modifications were made to certain boiler units at the Michigan City, Schahfer, and Bailly Generating Stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana has held meetings with the EPA to discuss the violations alleged in the NOV but is unable, at this time, to predict the timing or likely outcome of this EPA action.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern States, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. Phase I reductions would be required by January 2009 and January 2010 for NOx and SO2, respectively. Phase II reductions for both NOx and SO2 would be required by January 2015. Emission trading programs would be established to meet the emission caps. As an affected state, Indiana is required to initiate a state rule making, for submittal to the EPA by September 11, 2006, creating rules, or a SIP, detailing how it will implement the federal rule and meet the emission caps. In June 2005, Indiana initiated the process to develop a state rule to implement the EPA CAIR. The final form of the state rule will determine whether Northern Indiana and other utilities in the state will be able to participate in the EPA’s emission trading programs and impact the level of control required for each unit. During December 2005, Indiana indicated that the expected state rule would largely conform to the final EPA CAIR regulations, which would make the state eligible for a six-month extension of the submittal deadline. Accordingly, Indiana anticipates that an additional six months will be available to finalize the state CAIR rule. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
On March 15, 2005, the EPA issued the CAMR, that will require mercury emissions reductions from electric power generating stations. The rule establishes a two-phased reduction of mercury from Indiana electric utilities by establishing a cap-and-trade program with a state-wide annual cap on emissions. The first phase begins in 2010, a second phase in 2018, designed to achieve about a 70% reduction in utility emissions of mercury. Emission trading programs could be established to assist compliance with these emission caps. In June 2005, Indiana initiated the state process to develop a state rule to implement the EPA’s CAMR. In the June 2005 request for comments, Indiana solicited comments on both the EPA CAMR approach and on an alternative mercury reduction program proposed by the Hoosier Environmental Council. The alternate plan considered a significantly larger emission reduction (up to 90%) requirement and an implementation schedule of 2008 to 2010. The final form of the state rule implementing the CAMR will determine Northern Indiana’s ability to participate in the federal trading program and

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
impact the level of control required for each unit. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
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
Water. The Great Lakes Water Quality Initiative program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana’s three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its operating lakeside stations. Pending issuance of these permits, the costs of complying with these requirements cannot be predicted at this time. The water permit renewal for the Michigan City Generating Station was released for public comment on December 22, 2005. Northern Indiana anticipates the permit for the Michigan City Generating Station will be finalized in early 2006. In order to comply with the permit limits included in the draft version of this permit, Northern Indiana anticipates the installation and operation of a wastewater treatment system at the facility within four years of the final permit issuance date. Upon issuance of the permit, engineering studies will be conducted to determine the costs and construction schedule of the wastewater plant needed to comply with the final permit limits.
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
Remediation. Northern Indiana is a potentially responsible party under the CERCLA and similar State laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, the Remedial Investigation and Feasibility Study have been submitted for EPA review. At the second site, Northern Indiana has entered into EPA Administrative Orders on Consent to perform an interim action, in conjunction with the landfill owner/operator, which includes providing a municipal water supply system for approximately 275 homes. Northern Indiana has also agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal. In addition, Northern Indiana has corrective action liability under the RCRA for 3 facilities that historically stored hazardous waste.
As of December 31, 2005, a reserve of approximately $3.1 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites cannot be estimated at this time but could be significant.
On March 31, 2005, the EPA and Northern Indiana entered into an Administrative Order on Consent under the authority of Section 3008(h) of the RCRA for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. A reserve has been established to fund the required investigations and conduct interim measures at the facility. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.
Other Operations.
PEI. In connection with the sale of certain PEI assets mentioned above, NiSource has agreed to provide indemnification to the purchaser for specified potential environmental liabilities. However, the total amount of these liabilities is not reasonably estimable at this time.
Other Information.
Other Affiliates. NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations including those of propane operations, petroleum operations, certain local gas distribution companies and CER. The most significant environmental liability relates to former MGP sites whereas less significant liabilities are associated with former petroleum operations and former mercury metering stations.
The ultimate liability in connection with these contamination sites will depend upon many factors including the extent of environmental response actions required, other potentially responsible parties and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5 and consistent with SOP 96-1. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. NiSource believes that any environmental response actions required at former operations, for which it is ultimately liable, will not have a material adverse effect on NiSource’s financial position.
Environmental Reserves. It is management’s continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects a significant portion of environmental assessment and remediation costs to be recoverable through rates for certain NiSource companies.
As of December 31, 2005, a reserve of approximately $68.8 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.
G. Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $54.7 million in 2005, $62.4 million in 2004 and $54.8 million in 2003, and are primarily charged to operation and maintenance expense as incurred. Capital leases and related accumulated deprecation included in the Consolidated Balance Sheets were $3.8 million and $1.9 million at December 31, 2005, and $3.8 million and $1.6 million at December 31, 2004, respectively.
Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

(in millions)	Operating Leases	Capital Leases

2006	$48.4	$2.0
2007	43.5	2.0
2008	38.2	2.6
2009	29.1	2.7
2010	23.1	0.1
After	65.8	0.8

Total future minimum payments	$248.1	$10.2

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
H. Service Obligations. NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2006 to 2019, require NiSource to pay fixed monthly charges.
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. As part of this agreement, IBM will operate a broad range of business support functions for NiSource, including processes within the human resources, finance and accounting, supply chain (procurement), customer contact, meter-to-cash (billing and collections) and information technology areas. The agreement also includes a broad array of transformational consulting services and emerging technology expertise. The contract has a 10-year term and NiSource has the right to renew it for up to three additional years. NiSource will pay for the services under a combination of fixed and variable charges. The variable charge component can fluctuate to reflect NiSource’s actual usage of service and service levels. Fees may be adjusted to reflect economic changes such as inflation or business changes that both parties agree to.
Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource must pay IBM a termination charge that will include a breakage fee, repayment of IBM’s un-recovered capital investments, and IBM wind-down expense. This termination fee can be a material amount depending on the events giving rise to termination and the timing of the termination.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.
The estimated aggregate amounts of minimum fixed payments at December 31, 2005, were:

	Pipeline Service	IBM Service	Pure Air Service
(in millions)	Agreements	Agreement	Agreement

2006	$222.7	$142.1	$15.2
2007	204.9	164.3	15.8
2008	173.8	165.2	16.3
2009	113.0	165.1	16.8
2010	100.7	167.3	17.2
After	322.0	680.4	26.6

Total service obligations	$1,137.1	$1,484.4	$107.9

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
For 2005, the PEI holding companies’ consolidated after-tax loss was approximately $22.6 million. The profitability of the Whiting Clean Energy project in future periods will be dependent on, among other things, approval of the electric sales agreement, prevailing prices in the energy markets and regional load dispatch patterns. Also impacting the profitability of Whiting Clean Energy is the steam requirements for BP’s oil refinery.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

18.	Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2005	2004	2003

Income Taxes
Current
Federal	$136.1	$117.4	$132.6
State	30.0	26.5	24.4

Total Current	166.1	143.9	157.0

Deferred
Federal	4.7	102.4	82.4
State	(13.0)	4.0	4.4

Total Deferred	(8.3)	106.4	86.8

Deferred Investment Credits	(8.4)	(8.9)	(8.9)

Income Taxes Included in Continuing Operations	$149.4	$241.4	$234.9

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2005		2004		2003

Book income from Continuing Operations before income taxes	$433.0		$672.4		$661.8
Tax expense at statutory Federal income tax rate	151.6	35.0%	235.3	35.0%	231.6	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	11.0	2.5	19.8	2.9	18.7	2.8
Regulatory treatment of depreciation differences	5.2	1.2	4.5	0.7	1.2	0.2
Amortization of deferred investment tax credits	(8.4)	(1.9)	(8.9)	(1.3)	(8.9)	(1.3)
Low-income housing	(3.2)	(0.7)	(3.9)	(0.6)	(5.1)	(0.8)
Section 199 Electric Production Deduction	(1.9)	(0.4)	—	—	—	—
Tax accrual adjustments and other, net	(4.9)	(1.2)	(5.4)	(0.8)	(2.6)	(0.4)

Income Taxes from Continuing Operations	$149.4	34.5%	$241.4	35.9%	$234.9	35.5%

The effective income tax rates were 34.5%, 35.9%, and 35.5 % in 2005, 2004 and 2003, respectively. Contributing to the reduction in the effective tax rate for 2005 versus 2004 is the impact of the tax benefit associated with the electric production deduction (discussed below), an adjustment to deferred taxes at Northern Indiana related to a reduction in deferred income tax requirements and a reduction in deferred state income tax liabilities resulting from a revised estimate of consolidated state income tax apportionment factors. Offsetting these reductions is an increase in the effective tax rate associated with the non-deductible goodwill impairment charge recorded at Kokomo Gas and increased taxes related to Ohio income tax law changes enacted on June 30, 2005.
The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana and Whiting Clean Energy’s electric production activities qualify for this deduction. The deduction is equal to 3% of QPAI for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter. The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $1.9 million and will be finalized prior to inclusion in NiSource’s 2005 consolidated federal income tax return to be filed in 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2005	2004

Deferred tax liabilities
Accelerated depreciation and other property differences	$1,640.0	$1,680.3
Unrecovered gas and fuel costs	152.6	112.6
Other regulatory assets	293.6	303.9
SFAS No. 133 and price risk adjustments	82.4	40.9
Premiums and discounts associated with long-term debt	16.8	54.1

Total Deferred Tax Liabilities	2,185.4	2,191.8

Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(169.8)	(177.9)
Pension and other postretirement/postemployment benefits	(228.7)	(192.4)
Environmental liabilities	(15.3)	(21.4)
Other accrued liabilities	(65.2)	(43.9)
Other, net	(17.4)	(19.2)

Total Deferred Tax Assets	(496.4)	(454.8)

Less: Deferred income taxes related to current assets and liabilities	97.1	71.1

Non-Current Deferred Tax Liability	$1,591.9	$1,665.9

19.	Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss.

Year Ended December 31, (in millions)	2005	2004

Other comprehensive income, before tax:
Unrealized gains (losses) on securities	$0.3	$(0.4)
Tax (expense) or benefit on unrealized gains (losses) on securities	(0.3)	0.3
Unrealized gains on cash flow hedges	228.5	142.8
Tax (expense) on unrealized gains on cash flow hedges	(77.8)	(49.1)
Minimum pension liability adjustment	(260.1)	(243.6)
Tax benefit on minimum pension liability adjustment	103.8	98.6

Total Accumulated Other Comprehensive Loss, net of tax	$(5.6)	$(51.4)

20.	Other, Net

Year Ended December 31, (in millions)	2005	2004	2003

Interest income	$23.6	$9.3	$14.8
Miscellaneous	(9.6)	(2.0)	0.5

Total Other, Net	$14.0	$7.3	$15.3

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

21.	Interest Expense, Net

Year Ended December 31, (in millions)	2005	2004	2003

Interest on long-term debt	$395.1	$372.2	$427.1
Interest on short-term borrowings	4.2	6.8	8.9
Discount on prepayment transactions	17.6	21.6	19.0
Allowance for borrowed funds used and interest capitalized during construction	(3.2)	(2.3)	(2.5)
Other	7.3	5.6	12.2

Total Interest Expense, Net	$421.0	$403.9	$464.7

22.	Segments of Business
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
NiSource’s operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for local distribution companies, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Other Operations segment primarily includes gas and power marketing, and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

(in millions)	2005	2004	2003

REVENUES
Gas Distribution Operations
Unaffiliated	$5,098.1	$4,283.3	$4,084.4
Intersegment	23.9	8.1	17.5

Total	5,122.0	4,291.4	4,101.9

Gas Transmission and Storage Operations
Unaffiliated	575.2	590.7	604.0
Intersegment	260.1	264.5	249.3

Total	835.3	855.2	853.3

Electric Operations
Unaffiliated	1,245.5	1,096.9	1,074.0
Intersegment	2.1	14.3	18.8

Total	1,247.6	1,111.2	1,092.8

Other Operations
Unaffiliated	977.3	664.3	411.3
Intersegment	28.4	25.3	50.4

Total	1,005.7	689.6	461.7

Adjustments and eliminations	(311.5)	(285.9)	(267.7)

Consolidated Revenues	$7,899.1	$6,661.5	$6,242.0

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

(in millions)	2005	2004	2003

Operating Income (Loss)
Gas Distribution Operations	$368.2	$441.2	$506.4
Gas Transmission and Storage Operations	344.4	363.1	398.8
Electric Operations	293.3	309.5	267.5
Other Operations	(12.2)	(30.9)	(41.9)
Corporate	(40.9)	(5.4)	(8.5)

Consolidated	$952.8	$1,077.5	$1,122.3

Depreciation and Amortization
Gas Distribution Operations	$224.6	$194.6	$190.2
Gas Transmission and Storage Operations	114.1	114.2	111.4
Electric Operations	185.9	178.1	175.1
Other Operations	11.6	12.1	9.9
Corporate	9.0	9.6	9.1

Consolidated	$545.2	$508.6	$495.7

Assets
Gas Distribution Operations	$6,917.5	$6,332.2	$6,096.4
Gas Transmission and Storage Operations	3,082.3	3,053.3	2,920.4
Electric Operations	3,189.0	3,114.2	3,079.7
Other Operations	1,683.5	1,467.7	1,411.8
Corporate	3,086.2	3,020.4	3,115.2

Consolidated	$17,958.5	$16,987.8	$16,623.5

Capital Expenditures
Gas Distribution Operations	$283.5	$226.7	$193.5
Gas Transmission and Storage Operations	153.7	130.4	126.7
Electric Operations	132.8	159.5	224.1
Other Operations	6.2	(8.2)	18.9
Corporate	14.2	8.6	11.0

Consolidated	$590.4	$517.0	$574.2

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

23.	Quarterly Financial Data (Unaudited)
Quarterly financial data does not always reveal the trend of NiSource’s business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2005
Gross revenues	$2,683.3	$1,356.4	$1,164.7	$2,694.7
Operating Income	437.7	119.4	93.2	302.5
Income from Continuing Operations	208.7	7.9	(5.8)	72.8
Income (Loss) from Discontinued Operations — net of taxes	(2.4)	31.1	(1.0)	(4.5)
Change in Accounting — net of taxes	—	—	—	(0.3)
Net Income (Loss)	206.3	39.0	(6.8)	68.0

Basic Earnings Per Share of Common Stock
Continuing Operations	0.77	0.03	(0.02)	0.27
Discontinued Operations	(0.01)	0.12	(0.01)	(0.02)

Basic Earnings (Loss) Per Share	$0.76	$0.15	$(0.03)	$0.25

Diluted Earnings Per Share of Common Stock
Continuing Operations	0.77	0.03	(0.02)	0.27
Discontinued Operations	(0.01)	0.11	(0.01)	(0.02)

Diluted Earnings (Loss) Per Share	$0.76	$0.14	$(0.03)	$0.25

2004
Gross revenues	$2,472.3	$1,243.9	$978.2	$1,967.1
Operating Income	447.2	157.8	128.1	344.4
Income from Continuing Operations	216.8	35.5	21.7	157.0
Income (Loss) from Discontinued Operations — net of taxes	(3.3)	(0.9)	7.1	2.4
Net Income	213.5	34.6	28.8	159.4

Basic Earnings Per Share of Common Stock
Continuing Operations	0.83	0.13	0.08	0.59
Discontinued Operations	(0.02)	—	0.03	0.01

Basic Earnings Per Share	$0.81	$0.13	$0.11	$0.60

Diluted Earnings Per Share of Common Stock
Continuing Operations	0.82	0.13	0.08	0.58
Discontinued Operations	(0.01)	—	0.03	0.01

Diluted Earnings Per Share	$0.81	$0.13	$0.11	$0.59

During 2005, NiSource recorded $82.8 million of pre-tax restructuring and transition costs incurred in connection with the outstourcing agreement with IBM. Costs of $21.2 million, $49.0 million and $12.6 million were recorded during the second, third and fourth quarter of 2005, respectively.
During the second quarter of 2005, NiSource recorded $21.8 million of impairment charges for obsolete software systems and a goodwill adjustment for Kokomo Gas.
During the fourth quarter 2005, Columbia redeemed issues of its senior unsecured notes and recorded charges associated with the redemption of these securities totaling $108.6 million, which were recognized as a loss on early extinguishment of long-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Balance Sheet

As of December 31, (in millions)	2005	2004

ASSETS
Other property, at cost, less accumulated depreciation	$—	$10.1

Investments and Other Assets:
Net assets of discontinued operations	12.0	21.3
Investments in subsidiary companies	8,676.9	8,505.3

Total Investments	8,688.9	8,526.6

Current Assets:
Cash and cash equivalents	2.5	2.4
Amounts receivable from subsidiaries	88.9	44.3
Other Current Assets	105.7	92.4

Total Current Assets	197.1	139.1

Other (principally notes receivable from associated companies)	51.1	33.7

TOTAL ASSETS	$8,937.1	$8,709.5

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$4,933.0	$4,787.1
Long-term debt, excluding amounts due within one year	—	144.4

Total Capitalization	4,933.0	4,931.5

Current Liabilities	287.2	84.7
Other (principally notes payable to associated companies)	3,716.9	3,693.3

TOTAL CAPITALIZATION AND LIABILITIES	$8,937.1	$8,709.5

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement of Income

Year Ended December 31, (in millions, except per share amounts)	2005	2004	2003

Equity in net earnings of subsidiaries	$479.3	$567.9	$597.8

Other income (deductions):
Administrative and general expenses	(27.3)	(17.1)	(34.7)
Loss on sale or impairment of assets	(8.1)	—	—
Interest income	2.1	1.4	6.8
Interest expense	(220.9)	(213.7)	(237.0)
Other, net	(87.2)	(2.4)	2.6

Total Other income (deductions)	(341.4)	(231.8)	(262.3)

Income from continuing operations before income taxes	137.9	336.1	335.5
Income taxes	(145.7)	(94.9)	(91.4)

Income from continuing operations	283.6	431.0	426.9

Income (Loss) from discontinued operations — net of taxes	23.2	5.3	(1.7)
Loss on Disposition of discontinued operations — net of taxes	—	—	(331.2)
Change in accounting — net of taxes	(0.3)	—	(8.8)

NET INCOME	$306.5	$436.3	$85.2

Average common shares outstanding (millions)	271.3	263.7	259.6
Diluted Average Common Shares (millions)	273.0	265.5	261.6

Basic earnings per share
Continuing operations	$1.05	$1.63	$1.64
Discontinued Operations	0.08	0.02	(1.28)
Change in accounting	—	—	(0.03)

Basic earnings per share	$1.13	$1.65	$0.33

Diluted earnings per share
Continuing operations	$1.04	$1.62	$1.63
Discontinued Operations	0.08	0.02	(1.27)
Change in accounting	—	—	(0.03)

Diluted earnings per share	$1.12	$1.64	$0.33

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement of Cash Flows

Year Ended December 31, (in millions)	2005	2004	2003

Net cash provided in operating activities	$229.5	$(129.6)	$182.3

Cash flows provided by (used in) investing activities:
Construction work in progress	$(0.1)	$(0.1)	$—
Investments	3.6	(6.2)	(18.0)

Net cash provided by (used in) investing activities	3.5	(6.3)	(18.0)

Cash flows provided by (used in) financing activities:
Issuance of common shares	40.0	160.8	354.7
Increase (decrease) in notes payable to subsidiaries	15.9	208.3	(818.1)
Increase (decrease) in notes receivable from subsidiaries	(36.9)	13.9	586.8
Cash dividends paid on common shares	(250.3)	(243.1)	(284.0)
Acquisition of treasury shares	(1.6)	(4.1)	(2.5)

Net cash provided by (used in) financing activities	(232.9)	135.8	(163.1)

Net increase (decrease) in cash and cash equivalents	0.1	(0.1)	1.2
Cash and cash equivalents at beginning of year	2.4	2.5	1.3

Cash and cash equivalents at end of year	$2.5	$2.4	$2.5

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Notes to Condensed financial Statements

1.	Dividends from Subsidiaries
Cash dividends paid to NiSource by its consolidated subsidiaries were (in millions of dollars): $471.5, $50.0 and $465.8 in 2005, 2004 and 2003, respectively. In addition, NiSource received (in millions of dollars): $3.4, $3.8 and $2.9 in cash distributions from equity investments adjusted for investments sold in connection with discontinued operations in 2005, 2004 and 2003, respectively.

2.	Notes to Condensed Financial Statements
See Item 8 for the full text of notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule II — Valuation and Qualifying accounts
Twelve months ended December 31, 2005

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2005	Acquisitions	Expenses	Account	Sale of Assets	were Created	Dec. 31, 2005

Reserves Deducted in Consolidated Balance
Sheet from Assets to Which They Apply:
Reserve for accounts receivable	55.6	—	71.5	39.9	—	99.1	67.9
Reserve for other investments	10.1	—	—	—	—	—	10.1

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	72.6	—	15.4	—	—	19.2	68.8
Restructuring reserve	14.6	—	19.3	—	—	9.4	24.5
Reserve for cost of operational gas	3.2	—	0.5	0.1	—	—	3.8
Accumulated provision for rate refund	9.4	—	8.9	—	—	8.7	9.6
Unpaid medical claims	5.1	—	15.8	—	—	15.3	5.6
Gas air conditioning development funding reserve	—	—	—	—	—	—	—
Amount owed for purchase gas imbalance	—	—	—	—	—	—	—
Construction project reserve	—	—	—	—	—	—	—

Twelve months ended December 31, 2004

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2004	Acquisitions	Expenses	Account	Sale of Assets	were Created	Dec. 31, 2004

Reserves Deducted in Consolidated Balance
Sheet from Assets to Which They Apply:
Reserve for accounts receivable	57.8	—	61.7	55.9	7.1	112.7	55.6
Reserve for other investments	29.2	—	—	—	—	19.1	10.1

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	76.6	—	14.0	1.4	—	19.4	72.6
Restructuring reserve	19.5	—	(0.2)	—	—	4.7	14.6
Reserve for cost of operational gas	4.0	—	0.6	—	—	1.4	3.2
Accumulated provision for rate refund	14.4	—	11.9	3.7	—	20.6	9.4
Unpaid medical claims	8.7	—	6.8	(2.4)	—	8.0	5.1
Gas air conditioning development funding reserve	0.2	—	—	(0.2)	—	—	—
Amount owed for purchase gas imbalance	—	—	—	—	—	—	—
Construction project reserve	—	—	—	—	—	—	—

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule II — Valuation and Qualifying accounts
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NiSource Inc.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
NiSource’s principal executive officer and its principal financial officer, after evaluating the effectiveness of NiSource’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, NiSource’s disclosure controls and procedures were adequate and effective to ensure that material information relating to NiSource and its consolidated subsidiaries would be made known to them by others within those entities.
Management’s Report on Internal Control Over Financial Reporting
NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control — Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2005, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report. Deloitte & Touche LLP, NiSource’s auditors, issued an attestation report on management’s assessment of NiSource’s internal controls over financial reporting, which is contained within their audit opinion in Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Controls
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. On July 1, 2005, IBM assumed responsibility for Information Technology, Human Resources and Supply Chain procurement functions across NiSource as well as transition and transformation processes in the Meter to Cash and Customer Contact Centers. Included in the Information Technology transformation process during 2005 and 2006 are major projects in Human Resources, Finance and Accounting, Supply Chain, Gas Management, Operations and Meter to Cash. As of December 31, 2005, 546 employees have transitioned employment to IBM while knowledge transfer of other assumed functions continues. Internal controls related to these various activities have not been changed for the third or fourth quarter 2005, however, in many cases new people are performing those controls or control activities are being performed in a different location. In addition, controls have been added with respect to verifying the accuracy of the invoice received from IBM under the outsourcing agreement.
The MISO Day 2 market became effective on April 1, 2005, which impacted Northern Indiana’s regulated electric generation and purchase power operations. In connection with the implementation of MISO Day 2, Northern Indiana has implemented new processes and modified existing processes to facilitate participation in, and to verify amounts billed by the MISO. As part of it’s internal control assessment, Northern Indiana relies on the SAS-70 report issued relative to the design and effectiveness of the MISO internal controls.
Besides the internal control changes referenced above, there have been no other changes in NiSource’s internal control over financial reporting during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, NiSource’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
NiSource Inc.
Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of the Form 10-K.
Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006, which information is incorporated by reference.
Information regarding delinquent filings under Section 16 of the Securities Exchange Act of 1934 by executive officers and directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006, which information is incorporated by reference.
Information regarding NiSource’s code of ethics, corporate governance guidelines and Board of Directors Committee charters will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006, which information is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006, which information is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006, which information is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not Applicable.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principle accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006, which information is incorporated by reference.

PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES
NiSource Inc.
Financial Statements and Financial Statement Schedules
All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.
Exhibits
The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index immediately following the signature page. Each management contract or compensatory plan or arrangement of NiSource, listed on the Exhibit Index, is separately identified by an asterisk.
Pursuant to Item 601(b), paragraph (4)(iii)(A) of Regulation S-K, certain instruments representing long-term debt of NiSource’s subsidiaries have not been included as Exhibits because such debt does not exceed 10% of the total assets of NiSource and its subsidiaries on a consolidated basis. NiSource agrees to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NiSource Inc.

(Registrant)

Date	March 10, 2006	By:	/s/ Robert C. Skaggs, Jr.

Robert C. Skaggs, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Skaggs, Jr. Robert C. Skaggs, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2006

/s/ Michael W. O’Donnell Michael W. O’Donnell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2006

/s/ Jeffrey W. Grossman Jeffrey W. Grossman	Vice President and Controller (Principal Accounting Officer)	March 10, 2006

/s/ Gary L. Neale	Chairman and Director	March 10, 2006
Gary L. Neale

/s/ Steven C. Beering	Director	March 10, 2006
Steven C. Beering

/s/ Dennis E. Foster	Director	March 10, 2006
Dennis E. Foster

/s/ Steven R. McCracken	Director	March 10, 2006
Steven R. McCracken

/s/ Ian M. Rolland	Director	March 10, 2006
Ian M. Rolland

/s/ Richard L. Thompson	Director	March 10, 2006
Richard L. Thompson

/s/ Robert J. Welsh	Director	March 10, 2006
Robert J. Welsh

/s/ Carolyn Y. Woo	Director	March 10, 2006
Carolyn Y. Woo

/s/ Roger A. Young	Director	March 10, 2006
Roger A. Young

EXHIBIT INDEX

EXHIBIT	DESCRIPTION OF ITEM
NUMBER

(3.1)	Amended and Restated Certificate of Incorporation of NiSource Inc., as amended through November 1, 2000 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(3.2)	Amended and Restated By-Laws of NiSource Inc. as amended through May 10, 2005 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Current Report on Form 8-K filed on May 16, 2005).

(4.1)	Indenture dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.2)	First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.3)	Financing Agreement No. 1 dated November 1, 1988, between Northern Indiana and Jasper County, Indiana regarding $37,000,000 Series 1988A Pollution Control Refunding Revenue Bonds. Identical Financing agreements between Northern Indiana and Jasper County, Indiana provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and $24,000,000 Series 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to the Northern Indiana Current Report on Form 8-K filed on March 16, 1989).

(4.4)	Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.16 to the Northern Indiana Annual Report on Form 10-K for year ended December 31, 1994).

(4.5)	Rights Agreement, dated November 1, 2000, between NiSource Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Current Report on Form 8-K filed on November 1, 2000).

(4.6)	Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.7)	First Supplemental Indenture dated February 16, 1999, by and among NIPSCO Capital Markets, Inc., NIPSCO Industries, Inc., and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.36 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999).

(4.8)	Second Supplemental Indenture, dated as of November 1, 2000 among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

EXHIBIT INDEX (continued)

(4.9)	Indenture, dated November 1, 2000, between NiSource Inc. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.3 to the NiSource Inc. Current Report on Form 8-K filed on November 1, 2000).

(4.10)	First Supplemental Indenture, dated November 1, 2000, between NiSource Inc. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.4 to the NiSource Inc. Current Report on Form 8-K filed on November 1, 2000).

(4.11)	Second Supplemental Indenture, dated as of November 1, 2004, between NiSource Inc. and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.3 to the NiSource Inc. Registration Statement (Registration No. 333-119555)).

(4.12)	Indenture, dated November 14, 2000, among NiSource Finance Corp., NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form S-3, dated November 17, 2000 (Registration No. 333-49330)).

(4.13)	Form of 5.25% Notes due 2017 issued by NiSource Finance Corp., an Indiana corporation, to Cede & Co. (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Current Report on Form 8-K filed on September 16, 2005).

(4.14)	Form of 5.45% Notes due 2020 issued by NiSource Finance Corp., an Indiana corporation, to Cede & Co. (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Current Report on Form 8-K filed on September 16, 2005).

(10.1)	NiSource Inc. Nonemployee Director Stock Incentive Plan (As Amended and Restated effective January 1, 2005) (incorporated by reference to Exhibit 10.9 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.2)	NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.8 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.3)	NiSource Inc. Directors’ Charitable Gift Program effective January 1, 2001 (incorporated by reference to Exhibit 10.35 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2001). *

(10.4)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Current Report on Form 8-K filed on March 25, 1992). *

(10.5)	NiSource Inc. Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.6)	Form of Change in Control and Termination Agreements and Schedule of Parties to the Agreements. * **

(10.7)	Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.8)	NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

EXHIBIT INDEX (continued)

(10.9)	Form of Nonqualified Stock Option Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Current Report on Form 8-K filed on January 3, 2005).*

(10.10)	NiSource Inc. Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.11)	Bay State Gas Company Supplemental Executive Retirement Plan restated January 1, 1992 (incorporated by reference to Exhibit 10.23 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.12)	NiSource Inc. Executive Severance Policy, effective as of June 1, 2002 as amended effective January 1, 2005. (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2005). *

(10.13)	First Amendment to the NiSource Inc. Executive Severance Policy, effective as of June 1, 2002 as amended effective January 1, 2005 (incorporated by reference to Exhibit 10.7 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.14)	NiSource Inc. Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2004).*

(10.15)	Second Amendment to the NiSource Corporate Incentive Plan, effective as of January 1, 2004 as amended effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2005). *

(10.16)	Pension Restoration Plan for NiSource Inc. and Affiliates as Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.17)	Savings Restoration Plan for NiSource Inc. and Affiliates as Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005).*

(10.18)	Letter Agreement between NiSource Inc. and Gary L. Neale dated May 23, 2005 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005). *

(10.19)	Noncompetition Agreement dated February 12, 1999 between Roger A. Young and Bay State Gas Company (incorporated by reference to Exhibit 10.8 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.20)	Employment Agreement dated February 12, 1999 between Mr. Roger A. Young and Bay State Gas Company (incorporated by reference to Exhibit 10.9 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.21)	Letter Agreement between NiSource Inc. and Michael W. O’Donnell dated July 28, 2004 regarding his benefits under the NiSource Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2004).*

(10.22)	Letter Agreement between NiSource Corporate Services Company and S. LaNette Zimmerman, dated July 15, 2002 (incorporated by reference to Exhibit 10.35 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

EXHIBIT INDEX (continued)

(10.23)	Letter Agreement between NiSource Corporate Services Company and S. LaNette Zimmerman, dated August 17, 2005 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005). *

(10.24)	Letter Agreement with Samuel W. Miller dated September 1, 2002 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2004).*

(10.25)	Change in Control and Termination Agreement with Samuel W. Miller dated August 17, 2004 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2004).*

(10.26)	Letter Agreement with Samuel W. Miller dated March 29, 2005 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on April 5, 2005).*

(10.27)	Letter Agreement between NiSource Corporate Services Company and Christopher A. Helms dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005). *

(10.28)	Amended and restated Indenture of Mortgage and Deed of Trust by Columbia Gas Transmission Corporation to Wilmington Trust Company, dated as of November 28, 1995 (incorporated by reference to Exhibit 10-AF to the Columbia Energy Group Annual Report on Form 10-K for the period ended December 31, 1995).

(10.29)	Financing Agreement dated as of December 1, 2003 between Jasper County, Indiana and Northern Indiana Public Service Company (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.30)	Insurance Agreement, dated as of December 18, 2003, by and between AMBAC Assurance Corporation and Northern Indiana Public Service Company (incorporated by reference to Exhibit 10.31 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.31)	4-Year Letter of Credit Reimbursement Agreement dated as of February 13, 2004 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arranger and Lenders party thereto, as Lenders; Barclays Bank Plc, as Administrative Agent and LC Bank, Barclays Capital as Lead Arranger and Barclays Capital as Sole Book Runner (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(10.32)	Amendment Number 1 to 4-Year Letter Of Credit Reimbursement Agreement (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(10.33)	Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, Credit Suisse First Boston, as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank Of Tokyo-Mitsubishi, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents, Barclays Bank Plc, as Administrative Agent and LC Bank, Barclays Capital and Credit Suisse First Boston, as Lead Arrangers and Barclays Capital, as Sole Book Runner, dated as of March 11, 2005 (incorporated by reference to Exhibit 99.1 to the NiSource Inc. Current Report on Form 8-K filed on March 17, 2005).

(10.34)	Note Purchase Agreement, dated August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.35)	Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Dresdner Bank, AG, New York Branch, as Administrative Agent, Dresdner Kleinwort Wasserstein Llc, as Sole Lead Arranger and Sole Book

EXHIBIT INDEX (continued)

Runner, dated as of November 30, 2005 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005).

(10.36)	Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective June 20, 2005 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005).

(12)	Ratio of Earnings to Fixed Charges. **

(21)	List of Subsidiaries. **

(23)	Consent of Deloitte & Touche LLP. **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
References made herein to Columbia Energy Group filings can be found at Commission File Number 001-01098. References made to Northern Indiana filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.