Form 10-Q
period 2006-03-31
NISOURCE INC/DE
filed 2006-05-05
CIK 1111711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 272,665,100 shares outstanding at April 28, 2006.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2006

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
Columbia	Columbia Energy Group
Columbia Atlantic Trading	Columbia Atlantic Trading Corporation
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
APB No. 28	Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”
ARP	Alternative Regulatory Plan
BBA	British Banker Association
Bcf	Billion cubic feet
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
Day 1	Began October 1, 2003 and refers to Northern Indiana turning over operational control of the interchange facilities and its own transmission assets like many other Midwestern electric utilities to MISO
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and transmission service, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
ECRM	Environmental Cost Recovery Mechanism

DEFINED TERMS (continued)

EERM	Environmental Expense Recovery Mechanism
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPCA	Electric Power Cost Adjustment
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 18	FASB Interpretation No. 18, “Accounting for Income Taxes In Interim Periods (An Interpretation of APB Opinion No. 28)”
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
Massachusetts DTE	Massachusetts Department of Telecommunications and Energy
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OPSB	Ohio Power Siting Board
OUCC	Indiana Office of Utility Consumer Counselor
Piedmont	Piedmont Natural Gas Company, Inc.
PPS	Price Protection Service
PRB	Powder River Basin
PUCO	Public Utilities Commission of Ohio
RAM	Retainage Adjustment Mechanism
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 88	Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”
SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Uncertain Tax Positions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”

DEFINED TERMS (continued)

SFAS No. 132R	Statement of Financial Accounting Standards No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88, and 10”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 154	Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VSCC	Commonwealth of Virginia State Corporate Commission

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Statements of Consolidated Income (unaudited)

Three Months Ended March 31, (in millions, except per share amounts)	2006	2005

Net Revenues
Gas Distribution	$1,998.2	$1,828.3
Gas Transportation and Storage	320.6	328.9
Electric	305.7	282.6
Other	348.3	243.5

Gross Revenues	2,972.8	2,683.3
Cost of Sales	1,991.7	1,670.3

Total Net Revenues	981.1	1,013.0

Operating Expenses
Operation and maintenance	372.9	337.6
Depreciation and amortization	136.9	135.1
Impairment and gain on sale of assets	(0.2)	(0.5)
Other taxes	103.0	103.1

Total Operating Expenses	612.6	575.3

Operating Income	368.5	437.7

Other Income (Deductions)
Interest expense, net	(95.8)	(104.0)
Dividend requirements on preferred stock of subsidiaries	(1.0)	(1.1)
Other, net	(3.4)	(0.5)

Total Other Income (Deductions)	(100.2)	(105.6)

Income From Continuing Operations Before Income Taxes	268.3	332.1
Income Taxes	96.5	123.4

Income From Continuing Operations	171.8	208.7

Loss from Discontinued Operations — net of taxes	(0.3)	(2.2)
Gain (Loss) on Disposition of Discontinued Operations — net of taxes	1.0	(0.2)
Change in Accounting — net of taxes	0.4	—

Net Income	$172.9	$206.3

Basic Earnings (Loss) Per Share ($)
Continuing operations	0.63	0.77
Discontinued operations	—	(0.01)

Basic Earnings Per Share	0.63	0.76

Diluted Earnings (Loss) Per Share ($)
Continuing operations	0.63	0.77
Discontinued operations	—	(0.01)

Diluted Earnings Per Share	0.63	0.76

Dividends Declared Per Common Share ($)	0.23	0.23

Basic Average Common Shares Outstanding (millions)	272.3	270.3
Diluted Average Common Shares (millions)	273.1	272.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions)	2006	2005

ASSETS
Property, Plant and Equipment
Utility Plant	$16,745.9	$16,684.4
Accumulated depreciation and amortization	(7,637.2)	(7,556.8)

Net utility plant	9,108.7	9,127.6

Other property, at cost, less accumulated depreciation	388.5	426.7

Net Property, Plant and Equipment	9,497.2	9,554.3

Investments and Other Assets
Assets of discontinued operations and assets held for sale	49.7	34.6
Unconsolidated affiliates	72.5	75.0
Other investments	101.4	114.2

Total Investments	223.6	223.8

Current Assets
Cash and cash equivalents	83.4	69.4
Restricted cash	57.9	33.9
Accounts receivable (less reserve of $75.8 and $67.9, respectively)	1,161.8	1,254.6
Gas inventory	165.0	526.9
Underrecovered gas and fuel costs	190.8	421.8
Materials and supplies, at average cost	73.7	72.0
Electric production fuel, at average cost	44.8	24.9
Price risk management assets	136.6	183.1
Exchange gas receivable	516.7	169.8
Regulatory assets	213.1	195.0
Prepayments and other	99.3	109.3

Total Current Assets	2,743.1	3,060.7

Other Assets
Price risk management assets	137.7	192.9
Regulatory assets	611.6	586.3
Goodwill	3,677.3	3,677.3
Intangible assets	492.7	495.8
Deferred charges and other	178.4	167.4

Total Other Assets	5,097.7	5,119.7

Total Assets	$17,561.6	$17,958.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Consolidated Balance Sheets (unaudited) (continued)

	March 31,	December 31,
(in millions, except share amounts)	2006	2005

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 272,636,673 and 272,622,905 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in-capital, net of deferred stock compensation	3,970.6	3,969.4
Retained earnings	1,029.1	981.6
Accumulated other comprehensive loss and other common stock equity	(77.9)	(20.7)

Total common stock equity	4,924.5	4,933.0
Preferred stocks—Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	5,229.6	5,271.2

Total Capitalization	10,235.2	10,285.3

Current Liabilities
Current portion of long-term debt	442.7	440.7
Short-term borrowings	379.2	898.0
Accounts payable	538.7	866.7
Dividends declared on common and preferred stocks	63.8	1.1
Customer deposits	104.6	101.9
Taxes accrued	381.0	217.5
Interest accrued	105.3	86.2
Overrecovered gas and fuel costs	114.6	25.8
Price risk management liabilities	85.7	72.3
Exchange gas payable	660.1	425.2
Deferred revenue	35.1	51.3
Regulatory liabilities	37.3	46.3
Accrued liability for postretirement and postemployment benefits	61.1	61.1
Other accruals	499.5	549.1

Total Current Liabilities	3,508.7	3,843.2

Other Liabilities and Deferred Credits
Price risk management liabilities	46.9	22.2
Deferred income taxes	1,542.7	1,591.9
Deferred investment tax credits	67.9	69.9
Deferred credits	83.4	81.1
Deferred revenue	50.7	60.4
Accrued liability for postretirement and postemployment benefits	501.2	511.0
Regulatory liabilities	1,224.9	1,196.2
Asset retirement obligations	121.6	119.8
Other noncurrent liabilities	178.4	177.5

Total Other Liabilities and Deferred Credits	3,817.7	3,830.0

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$17,561.6	$17,958.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statement of Consolidated Cash Flow (unaudited)

Three Months Ended March 31, (in millions)	2006	2005

Operating Activities
Net income	$172.9	$206.3
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation and amortization	136.9	135.1
Net changes in price risk management assets and liabilities	10.2	(31.2)
Deferred income taxes and investment tax credits	(40.5)	(29.8)
Deferred revenue	(26.0)	(8.6)
Stock compensation expense	1.3	1.5
Gain on sale of assets	(2.7)	(0.5)
Loss on impairment of assets	2.5	—
Cumulative effect of change in accounting principle, net of taxes	(0.4)	—
Income from unconsolidated affiliates	(1.0)	(2.0)
Loss (gain) on sale of discontinued operations	(1.0)	0.2
Loss from discontinued operations	0.3	2.2
Amortization of discount/premium on debt	2.0	4.8
Other adjustments	(1.6)	0.2
Changes in assets and liabilities:
Accounts receivable	110.2	0.1
Inventories	442.1	615.5
Accounts payable	(340.6)	(141.4)
Customer deposits	2.7	3.1
Taxes accrued	151.6	218.0
Interest accrued	19.1	61.7
(Under) Overrecovered gas and fuel costs	319.7	139.4
Exchange gas receivable/payable	(126.0)	(80.7)
Other accruals	(80.1)	(102.9)
Prepayments and other current assets	9.9	11.4
Regulatory assets/liabilities	(19.1)	(4.1)
Postretirement and postemployment benefits	(6.0)	8.9
Deferred credits	2.3	(10.7)
Deferred charges and other noncurrent assets	(5.2)	1.4
Other noncurrent liabilities	(7.3)	(2.6)

Net Operating Activities from Continuing Operations	726.2	995.3
Net Operating Activities from Discontinued Operations	0.1	0.1

Net Cash Flows from Operating Activities	726.3	995.4

Investing Activities
Capital expenditures	(121.6)	(104.1)
Proceeds from disposition of assets	3.9	5.8
Restricted cash	(21.8)	26.2
Other investing activities	14.0	(11.9)

Net Cash Flows used for Investing Activities	(125.5)	(84.0)

Financing Activities
Issuance of long-term debt	0.1	—
Retirement of long-term debt	(0.5)	(0.3)
Change in short-term debt	(518.8)	(307.6)
Issuance of common stock	1.0	18.7
Acquisition of treasury stock	(5.9)	(1.4)
Dividends paid — common shares	(62.7)	(62.3)

Net Cash Flows used for Financing Activities	(586.8)	(352.9)

Increase in cash and cash equivalents	14.0	558.5
Cash and cash equivalents at beginning of year	69.4	29.5

Cash and cash equivalents at end of period	$83.4	$588.0

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$76.3	$36.4
Interest capitalized	1.6	(0.2)
Cash paid (refunded) for income taxes	4.2	(25.3)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Comprehensive Income (unaudited)

Three Months Ended March 31, (in millions, net of taxes)	2006	2005

Net Income	$172.9	$206.3
Other comprehensive income (loss)
Net unrealized gains (losses) on cash flow hedges	(51.0)	54.4
Net gain (loss) on available for sale securities	(0.3)	1.5

Total other comprehensive income (loss)	(51.3)	55.9

Total Comprehensive Income	$121.6	$262.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited)
1.	Basis of Accounting Presentation
The accompanying unaudited consolidated financial statements for NiSource reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles in the United States of America.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. In the Statements of Consolidated Cash Flows for the three months ended March 31, 2005, the classification of the activity in restricted cash balances has been reclassified to an investing activity. NiSource previously presented such changes as an operating activity. For the three months ended March 31, 2005, this resulted in a $26.2 million increase to investing cash flows and a corresponding decrease to operating cash flows from the amounts previously reported.
2.	Recent Accounting Pronouncements
SFAS No. 123 (revised 2004) — Share-Based Payment. Effective January 1, 2006, NiSource adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. In accordance with the modified prospective transition method, NiSource’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, NiSource applied the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans and complied with the disclosure requirements of SFAS No. 123. There were no modifications to awards as a result of the adoption of SFAS 123R.
NiSource does not anticipate ongoing operating results to be materially impacted by the adoption of SFAS No. 123R. NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. NiSource anticipates that other than the requirement for expensing stock options, the current share-based awards will continue to be accounted for substantially as they are currently. For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $8.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.8 years. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the first quarter of 2005.

March 31,
(in millions, except per share data)	2005

Net Income
As reported	$206.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.0
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	7.2

Pro forma	$200.1

Earnings per share ($)
Basic — as reported	0.76
— pro forma	0.74
Diluted — as reported	0.76
— pro forma	0.74

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
SFAS No. 154 — Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154 to provide guidance on the accounting for and reporting of accounting changes and error corrections, which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle, and for the reporting of an error correction. Effective January 1, 2006, NiSource adopted SFAS No. 154. There were no impacts to NiSource’s consolidated financial statements as a result of the adoption of SFAS No. 154.
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” an interpretation of SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. NiSource is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. FASB has not yet issued a final statement.
3.	Stock Options and Awards
Effective January 1, 2006, NiSource adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. In accordance with the modified prospective transition method, NiSource’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, NiSource applied the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans and complied with the disclosure requirements of SFAS No. 123.
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
At the annual meeting of stockholders held on May 10, 2005, NiSource’s stockholders approved proposed amendments to the 1994 Plan. The amendments (i) increased the maximum number of shares of NiSource common stock that may be subject to awards from 21 million to 43 million and (ii) extended the period during which awards could be granted to May 10, 2015 and extended the term of the plan until all the awards have been satisfied by either issuance of stock or the payment of cash. At March 31, 2006, there were 26,019,910 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. If a participant’s employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. However, awards may vest upon death, disability, or upon a change of control or retirement. There were 10,000 restricted shares outstanding at March 31, 2006, which were not a part of the time accelerated restricted stock award plan described below.
NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. If a participant’s employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. However, awards may vest upon death, disability, or upon a change of control or retirement. There were 10,000 restricted shares outstanding at March 31, 2006, which were not a part of the time accelerated restricted stock award plan described below.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. These awards of restricted stock or restricted stock units generally vest over a period of six years or, in the case of restricted stock units at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at the end of the third year. At March 31, 2006, NiSource had 820,542 awards outstanding which contain the time-accelerated provisions. The total shareholder return measures established for the 2003 awards were not met as of December 31, 2005, therefore these grants will not have an accelerated vesting period. The measures for the 2004 awards were not met as of March 31, 2006.
For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares.
The Amended and Restated Non-employee Director Stock Incentive Plan, which was approved by the Board and stockholders at the 2003 annual meeting, provides for the issuance of up to 500,000 shares of common stock to non-employee directors. The Plan provides for awards of common stock, which vest in 20% increments per year, with full vesting after five years. The Plan permits the granting of restricted stock units and allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director’s death or disability, or a change in control of NiSource. If a director’s service on the Board is terminated for any reason other than retirement at or after age seventy, death or disability, any shares of common stock not vested as of the date of termination are forfeited. As of March 31, 2006, 89,860 restricted shares and 98,603 restricted stock units had been issued under the Plan.
Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant. Stock option transactions for the first quarter ended March 31, 2006, were as follows:

		Weighted Average
	Options	Option Price ($)

Outstanding at January 1, 2006	9,948,383	22.59
Granted	—	N/A
Exercised	(38,250)	20.22
Cancelled	(503,587)	23.76
Outstanding at March 31, 2006	9,406,546	22.54
Exercisable at March 31, 2006	9,377,975	22.54

The following table summarizes information on stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Exercise Price	Remaining Contractual	Number	Exercise Price
Prices Per Share ($)	Outstanding	Per Share ($)	Life in Years	Exercisable	Per Share ($)

17.53 - 20.45	1,480,993	19.56	5.8	1,480,993	19.56
20.46 - 23.38	5,790,917	22.09	7.1	5,762,346	22.09
23.39 - 26.30	1,797,886	25.18	4.3	1,797,886	25.18
26.31 - 29.22	336,750	29.22	2.2	336,750	29.22

	9,406,546	22.54	6.2	9,377,975	22.54

There were no stock appreciation rights outstanding at March 31, 2006.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
No options were granted during the first three months ended March 31, 2006. The fair value of each option granted during the first quarter ended March 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 4.1%. The weighted average fair value of the options granted during the first quarter of 2005 was $3.34. The following assumptions were used:

March 31, 2005

Expected Life (yrs.)	4.2
Interest Rate	3.5-3.6%
Volatility	22.6%

NiSource recognized compensation cost of $1.3 million and $1.5 million in the first quarter of 2006 and 2005, respectively, as well as related tax benefits of $0.5 million and $0.5 million, respectively. There were no modifications to awards as a result of the adoption of SFAS 123R.
As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $8.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.8 years.
4.	Income Taxes
For the three months ended March 31, 2006 and 2005, NiSource’s provision for income taxes was calculated in accordance with APB No. 28 and FIN 18. Accordingly, the interim effective tax rate reflects the estimated annual effective tax rate for 2006 and 2005, respectively, adjusted for tax expense associated with certain discrete items recorded during the quarter. The effective tax rate differs from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book/tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
5.	Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation of diluted average common shares follows:

Three Months Ended March 31, (in thousands)	2006	2005

Denominator
Basic average common shares outstanding	272,342	270,327
Dilutive potential common shares
Nonqualified stock options	50	319
Shares contingently issuable under employee stock plans	572	885
Shares restricted under employee stock plans	119	601

Diluted Average Common Shares	273,083	272,132

6.	Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. As of March 31, 2006, 821 employees were terminated as a result of the agreement with IBM, of which 554 became employees of IBM. During the first quarter of 2006, 142 employees were terminated and 10 became employees of IBM.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. In part, this reduction will come through anticipated attrition and consolidation of basic positions. As of March 31, 2006, the employment of 5 employees terminated as a result of the executive initiative, all of which occurred in the first quarter of 2006.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Mitchell Station in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees. In connection with these earlier restructuring initiatives, a total of approximately 1,600 management, professional, administrative and technical positions were identified for elimination. As of March 31, 2006, approximately 1,565 employees were terminated, of whom zero employees were terminated during the first quarter of 2006.
Adjustments to the restructuring liability were recorded mainly for adjustments in estimated expenses related to previous restructuring initiatives. Adjustments in the estimated liability are reflected in “Operation and Maintenance” expense. Of the $9.2 million remaining restructuring liability from the Columbia merger and related initiatives, $8.7 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2005	Benefits Paid	Adjustments	March 31, 2006

Outsourcing initiative	$11.5	$(4.7)	$(1.3)	$5.5
Executive initiative	2.9	(0.9)	—	2.0
Columbia merger and related initiatives	10.1	(0.9)	—	9.2

Total	$24.5	$(6.5)	$(1.3)	$16.7

7.	Discontinued Operations and Assets Held for Sale
The assets of discontinued operations and assets held for sale included net property, plant, and equipment of $49.7 million and $34.6 million at March 31, 2006 and December 31, 2005, respectively.
NiSource Corporate Services is in the process of selling its Marble Cliff facility. An impairment loss of $2.5 million was recognized in the first quarter of 2006 due to the current book value exceeding the estimated fair value of the facility. NiSource has accounted for this facility, valued at $12.7 million as of March 31, 2006 after impairment, as assets held for sale.
NiSource Development Company is in the process of selling its Northern Indiana headquarters facility. NiSource has accounted for this facility, with a net book value of $1.8 million as of March 31, 2006, as assets held for sale.
As part of PEI’s sale to Private Power in 2003, NiSource retained certain obligations with respect to the former PEI subsidiaries. NiSource retained operational guarantees related to environmental compliance, inventory balances, employee relations, and a contingent obligation to Private Power that could be triggered if U.S. Steel exercised a purchase option under its agreement with a former PEI subsidiary. At the time of the sale, NiSource allocated $0.6 million to this contingent option obligation. However, in November 2005, U.S. Steel Gary Works announced its intent to exercise the purchase option. As a result, in the fourth quarter of 2005, NiSource accrued an additional $7.4 million for the settlement of this obligation.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The assets of the Sand Creek Golf Club, valued at $11.9 million as of March 31, 2006, are

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
reported as assets of discontinued operations. An additional $5.6 million of assets, representing an estimate of land to be sold during the next twelve-months, are reflected as assets held for sale.
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. NiSource has accounted for the assets of these facilities, with a net book value of $17.7 million, as assets held for sale. Based on discussion with the potential buyer, NiSource does not believe that it is likely to sell certain assets formerly held by Transcom that were valued at $6.1 million. These assets were written down to zero in June 2005.
Results from discontinued operations from the golf course assets of Lake Erie Land and adjustments for NiSource’s former exploration and production subsidiary, CER, and water utilities are provided in the following table:

Three Months Ended March 31, (in millions)	2006	2005

Revenues from Discontinued Operations	$0.9	$1.0

Loss from discontinued operations	(0.5)	(3.8)
Income tax benefit	(0.2)	(1.6)

Net Loss from Discontinued Operations	$(0.3)	$(2.2)

8.	Regulatory Matters
Gas Distribution Operations Related Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. As of March 2006, approximately 693 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers were using an alternate supplier.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. Columbia of Ohio commenced recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. On June 1, 2005, the PUCO approved Columbia of Ohio’s application to decrease its Uncollectible Expense Rider rate. This application was based on projected annual bad debt recovery requirements of $26.3 million for the twelve months ended March 31, 2006, reflecting a reduction of $11.4 million of uncollected accounts receivable pending future recovery. As of March 31, 2006, Columbia of Ohio has $38.9 million of uncollected accounts receivable pending future recovery.
On November 21, 2005, Columbia of Ohio filed an application with the PUCO, requesting authority to increase its PIP rider rate from $.0821/Mcf to $.6449/Mcf. This filing provided for the recovery of Columbia of Ohio’s deferred PIP balance over a twelve-month period plus the expected level of arrears during the succeeding twelve-month period. On December 23, 2005, Columbia of Ohio supplemented its application, and as an alternative offered to extend the recovery period for its deferred balance over 36 months, with carrying costs. This filing provided, in the alternative, for the implementation of a revised PIP rate of $.4004/Mcf. Columbia of Ohio’s Supplement to its Application indicated that the PIP rate contained in its November 21, 2005 application would be billed absent express PUCO approval of the alternative within the 45-day review process. The PUCO took no action within the forty-five day period, and on January 9, 2006, Columbia of Ohio filed revised tariffs to reflect the new $.6449/Mcf PIP rider rate, effective with February 2006 bills. On February 1, 2006, the PUCO issued an Entry in which it indicated that it had approved Columbia of Ohio’s application (as supplemented) on the 46th day after the filing (January 6, 2006). On February 28, 2006, Columbia of Ohio filed revised tariffs, reflecting the lower PIP rider rate of $.4004 /Mcf and an extension of the recovery period for its deferred balance over 36 months, with carrying costs, to be effective with bills rendered on and after March 2, 2006. On February 6, 2006, the Office of the Consumers’ Counsel filed an application for rehearing. By Entry on Rehearing dated March 7, 2006, the PUCO denied the application for rehearing. On April 6, 2006, the Office of Consumers’ Counsel and other consumer groups filed a second application for rehearing. Columbia of Ohio filed a memorandum contra on April 17, 2006.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
On November 2, 2005, Columbia of Virginia filed an Application with the VSCC for approval of a performance based rate-making methodology (“PBR Plan”), which would freeze non-gas cost rates at their current levels for five years beginning January 1, 2006. The VSCC issued a Preliminary Order on November 9, 2005 that docketed the PBR Plan and simultaneously initiated an investigation (“Investigation”) into the justness and reasonableness of Columbia of Virginia’s current rates, charges and terms and conditions of service. The Preliminary Order initially required Columbia of Virginia to file the schedules typically required for a general rate case application on or before February 3, 2006. By Order dated January 4, 2006, the VSCC granted a Columbia of Virginia Motion to extend the filing of schedules in the Investigation until May 1, 2006.
In accordance with the IURC’s 1999 Order that permits Northern Indiana to utilize a flexible GCA mechanism to recover its pipeline demand costs annually and changes in commodity gas costs monthly, Northern Indiana filed GCA7, covering the period November 1, 2005 through October 31, 2006 on August 29, 2005. The IURC approved the rates on an interim basis subject to refund on November 22, 2005. A final order approving this filing is expected in the second quarter of 2006.
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
Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order provides a rate moratorium through July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $10.7 million and $14.4 million were recognized for electric customers for the first quarter of 2006 and 2005, respectively.
As part of Northern Indiana’s use of the MISO’s transmission service, Day 1, Northern Indiana incurs transmission charges, based upon the FERC-approved tariff, as well as administrative fees, which relate to the MISO’s management and operations of the transmission system. Day 1 transmission charges are recovered through the FAC process. During 2004, an IURC order denied recovery or deferral of Day 1 administrative fees during Northern Indiana’s rate moratorium. Day 2 charges consist of fuel-related and non-fuel-related categories. On June 1, 2005, the IURC issued an order authorizing Northern Indiana to recover fuel-related Day 2 costs. The order denied recovery or deferral of non-fuel Day 2 costs during Northern Indiana’s rate moratorium, which expires July 31, 2006. The June 2005 order was unclear as to the categorization of certain types of MISO charges as to whether they were fuel or non-fuel. These particular charges, which amounted to $8.7 million in 2005, and $1.6 million for the first three months of 2006, were included as recoverable in Northern Indiana’s FAC-68, FAC-69 and FAC-70 filings, but, pending a clarifying order from the IURC, Northern Indiana has provided a reserve for the full amount. On February 17, 2006, a settlement agreement was filed in cause 42962 providing for recovery through the FAC process of these charges, subject to an agreed upon standard of reasonableness for the charges. The settling parties are Northern Indiana, Indianapolis Power & Light, Vectren Energy Delivery of Indiana, Inc. and the OUCC. The IURC approved Northern Indiana’s FAC-69 and FAC-70 filings, in January 2006 and April 2006, respectively, but noted in both orders that this particular category of charges was approved “subject to refund” and subject to final orders. On May 4, 2006, the IURC issued an order, ruling that these charges were to be classified as fuel charges and were therefore recoverable through the FAC mechanism, beginning with charges incurred on December 9, 2005. The Day 2 non-fuel category includes costs recorded as non-recoverable in net revenues, which amounted to $0.5 million for the first three months of 2006. These costs began in April 2005 and totaled $5.4 million for the year 2005. Day 1 and Day 2 administrative fees, which were recorded as non-recoverable operating expenses, totaled $1.2 million for the first quarter of 2006 and were $5.1 million for the year 2005. Northern Indiana is authorized to begin the deferral of all

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
non-fuel and administrative MISO charges incurred after July 31, 2006 for consideration in a future rate proceeding. As part of the established settlement process with market participants, MISO uses “resettlement” statements to make adjustments related to prior operating periods. Amounts related to these adjustments cannot be anticipated or estimated in advance. Northern Indiana records these amounts when billed.
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. On January 18, 2006, the IURC issued a final order dismissing, without prejudice, this cause and the related settlement agreement finding that the agreement entered into between the City of Gary and Northern Indiana lacks essential terms necessary for it to be a valid and enforceable contract under Indiana law. Northern Indiana is evaluating the appropriate course of action for the Mitchell Station facility in light of the City of Gary’s need for that property and the substantial costs associated with restarting the facility.
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO. A hearing in this matter was held in December 2004. Northern Indiana will withdraw this petition if the final order from the IURC in cause 42824 approves recovery of intermediate dispatchable power costs incurred in August to December 2005 as described below.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition (cause 42824) with the IURC for approval of a three-year arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration. On March 9, 2006, LaPorte’s appeal of the IURC’s interim order was dismissed. Northern Indiana filed supplemental testimony on January 26, 2006 indicating that it no longer is seeking approval of the three-year arrangement. The testimony clarifies that Northern Indiana is seeking affirmation from the IURC that the intermediate dispatchable power purchases made between August 9, 2005 and December 31, 2005 which were made pursuant to the July 1, 2005 interim order were reasonable. The evidentiary hearing is scheduled for the second quarter of 2006 and a final order is expected in the third quarter of 2006.
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
Northern Indiana filed FAC-69 on November 3, 2005. This filing included a reconciliation of actual intermediate dispatchable power purchases for August and September 2005. The filing also included recovery of certain MISO

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
charges under consideration in cause 42962 as described above. The order approving the FAC-69 factor was issued January 11, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above).
Northern Indiana filed FAC-70 on February 6, 2006. This filing included a reconciliation of actual intermediate dispatchable power purchases for October, November and December 2005. The filing also included recovery of certain MISO charges under consideration in cause 42962 as described above. The order approving the FAC-70 factor was issued April 20, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above).
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 21, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $306 million. The ECRM revenues amounted to $6.9 million for the three months ended March 31, 2006, and $58.6 million from inception to date, while EERM revenues were $2.3 million for the first quarter of 2006 and $11.1 million from inception to date. On February 3, 2006, Northern Indiana filed ECR-7 simultaneously with EER-3 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $230.6 million and depreciation and operating expenses of $18.3 million through December 31, 2005. On March 29, 2006, the IURC approved Northern Indiana’s ECR-7 filing.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans announced by Jupiter. On December 21, 2005, Jupiter filed with the Indiana Court of Appeals a verified motion for remand asking that the case be moved to the IURC for further proceedings. On March 15, 2006, the Court of Appeals denied Jupiter’s motion for remand. On March 30, 2006, Jupiter filed a second complaint with the IURC, in which Jupiter alleges service problems and seeks additional relief. No hearing dates have been set.
9.	Risk Management and Energy Trading Activities
NiSource uses commodity-based derivative financial instruments to manage certain risks in its business. NiSource accounts for its derivatives under SFAS No. 133.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Hedging Activities. The activity for the first quarter of 2006 and 2005 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

Three Months Ended March 31, (in millions, net of taxes)	2006	2005

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$150.7	$93.7

Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	(51.7)	52.6

Reclassification adjustment for net gain included in net income	0.7	1.8

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$99.7	$148.1

Unrealized gains and losses on NiSource’s hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on NiSource’s trading portfolio. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $266.3 million and $338.1 million at March 31, 2006 and December 31, 2005, respectively, of which $129.9 million and $152.6 million were included in “Current Assets,” and $136.4 million and $185.5 million were included in “Other Assets.” Price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $121.8 million and $85.6 million at March 31, 2006 and December 31, 2005, respectively, of which $74.9 million and $63.4 million were included in “Current Liabilities,” and $46.9 million and $22.2 million were included in “Other Liabilities and Deferred Credits.”
During the first quarter of 2006 and 2005, zero and a loss of $0.1 million, net of taxes respectively, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the first quarter of 2006 and 2005, NiSource reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $38.3 million, net of taxes.
Commodity Price Risk Programs. Northern Indiana, Northern Indiana Fuel and Light, Kokomo Gas, Northern Utilities, Columbia of Pennsylvania, Columbia of Kentucky, Columbia of Maryland and Columbia of Virginia use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $6.1 million and $35.7 million of price risk management assets associated with these programs at March 31, 2006 and December 31, 2005, respectively. In addition, the Consolidated Balance Sheets reflected $6.3 million and zero of price risk management liabilities associated with these programs at March 31, 2006 and December 31, 2005, respectively.
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. Columbia of Virginia started a program in April 2005 similar to the Northern Indiana PPS, which allows non-jurisdictional customers the opportunity to lock in their gas cost. The Consolidated Balance Sheets reflected $0.8 million and $1.8 million of price risk management assets and $3.8 million and $2.5 million of price risk management liabilities associated with these programs at March 31, 2006 and December 31, 2005, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that match the anticipated delivery needs of the program. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected zero and $1.6 million of price risk management assets and $0.3 million and zero of price risk management liabilities at March 31, 2006 and December 31, 2005, respectively, associated with the DependaBill program.
As part of the new MISO Day 2 initiative, Northern Indiana was allocated FTRs. These rights protect Northern Indiana against congestion losses due to the new MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. The Consolidated Balance Sheets reflected $1.2 million and $2.2 million of price risk management assets and zero and $0.4 million of price risk management liabilities associated with this program at March 31, 2006 and December 31, 2005, respectively.
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
For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania, Columbia of Virginia and Columbia of Maryland (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings. The Consolidated Balance Sheets reflected $0.7 million and zero of price risk management assets and $4.5 million and $8.5 million of price risk management liabilities associated with the programs at March 31, 2006 and December 31, 2005, respectively.
Columbia Energy Services has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These swaps are designated as cash flow hedges of the anticipated purchases. The Consolidated Balance Sheets reflected $205.0 million and $266.7 million of price risk management assets associated with this program at March 31, 2006 and December 31, 2005, respectively.
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
Marketing and Trading Activities. The remaining operations of TPC primarily involve commercial and industrial gas sales. As of March 31, 2006, all power trading contracts were settled. TPC may enter into power derivative contracts in the future to manage price risk associated with operating Whiting Clean Energy, which may not qualify for hedge treatment as determined by SFAS No. 133.
In April 2003, the remaining gas-related activities (physical commodity sales to commercial and industrial customers) that had been classified as derivatives were considered to fall within the normal purchase and sale exception under SFAS No. 133. Therefore, all gas-related derivatives used to offset the physical obligations necessary to fulfill these commodity sales were designated as cash flow hedges. The Consolidated Balance Sheets reflected $60.5 million and $68.0 million of price risk management assets and $79.2 million and $70.9 million of price risk management liabilities associated with this program at March 31, 2006 and December 31, 2005, respectively.
The fair market values of NiSource’s power trading assets and liabilities were zero at March 31, 2006 and December 31, 2005.
10.	Goodwill Assets
NiSource’s goodwill assets at March 31, 2006 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill balances at March 31, 2006 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
NiSource will perform its annual impairment test of goodwill associated with the purchases of Columbia, Northern Indiana Fuel and Light and Kokomo Gas in the quarter ended June 30, 2006. For the purpose of testing for impairment the goodwill recorded in the acquisition of Columbia, the related subsidiaries were aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. NiSource uses the discounted cash flow method to estimate the fair value of its reporting units for the purposes of this test.
11.	Pension and Other Postretirement Benefits
NiSource uses September 30 as its measurement date for its pension and other postretirement benefit plans. NiSource expects to make contributions of $7.1 million to its pension plans and $54.2 million to its other postretirement benefit plans in 2006.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
The following table provides the components of the plans’ net periodic benefits cost for the first quarter of 2006 and 2005:

	Pension Benefits		Other Benefits
Three Months Ended March 31, (in millions)	2006	2005	2006	2005

Net periodic cost
Service cost	$10.7	$10.4	$2.3	$2.3
Interest cost	31.2	32.0	10.1	10.4
Expected return on assets	(43.9)	(41.1)	(4.6)	(4.0)
Amortization of transitional obligation	—	—	2.0	2.4
Amortization of prior service cost	1.5	2.6	0.1	0.2
Recognized actuarial loss	4.6	4.3	1.6	0.9
Settlement loss	—	0.3	—	—

Net Periodic Benefits Cost	$4.1	$8.5	$11.5	$12.2

12.	Asset Retirement Obligations
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
Changes in NiSource’s liability for asset retirement obligations for the first quarter of 2006 are presented in the table below:

Three Months Ended March 31, (in millions)	2006

Beginning Balance	$119.8
Accretion	1.8

Ending Balance	$121.6

NiSource has recognized asset retirement obligations associated with various obligations including costs to remove and dispose of certain construction materials located within many of NiSource’s facilities, certain costs to retire pipeline, removal costs for certain underground storage tanks, removal of certain pipelines known to contain PCB contamination, closure costs for certain sites including ash ponds, solid waste management units and a landfill, obligation to return leased rail cars to specified conditions and the removal costs of certain facilities and off-shore platforms, as well as some other nominal asset retirement obligations. NiSource recognizes that there are obligations to incur significant costs to retire wells associated with gas storage operations, however, these assets are land assets with indeterminable lives. Additionally, NiSource has a significant obligation associated with the decommissioning of its two hydro facilities located in Indiana. However, these assets have an indeterminate life and no asset retirement obligation has been recorded.
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143 and FIN 47. The amount of the other costs of removal reflected as a component of NiSource’s accumulated depreciation and amortization was approximately $1.2 billion and $1.1 billion at March 31, 2006 and December 31, 2005, respectively, based on rates for estimated removal costs embedded in composite depreciation

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
rates. Upon the adoption of SFAS No. 143 on January 31, 2003, NiSource reclassified its cost of removal from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets.
For the three months ended March 31, 2006, NiSource accrued $1.8 million of accretion, of which $0.3 million was expensed and $1.5 million was recorded as a regulatory asset. For the three months ended March 31, 2005, NiSource accrued $0.1 million of accretion, of which the majority of it was expensed. NiSource anticipates that the depreciation and accretion amounts to be recognized in 2006 associated with its asset retirement obligation assets and liabilities will be $2.8 million and $7.5 million, respectively, and will primarily be recorded as a regulatory asset or liability pursuant to SFAS No. 71.
13.	Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at March 31, 2006 and the years in which they expire were:

(in millions)	Total	2006	2007	2008	2009	2010	After

Guarantees of subsidiaries debt	$5,008.6	$293.1	$32.4	$8.6	$464.0	$1,004.3	$3,206.2
Guarantees supporting commodity transactions of subsidiaries	1,018.8	571.0	204.2	39.6	43.3	—	160.7
Lines of credit	379.2	379.2	—	—	—	—	—
Letters of credit	96.0	7.8	19.5	68.7	—	—	—
Other guarantees	158.3	—	—	8.4	4.1	—	145.8

Total commercial commitments	$6,660.9	$1,251.1	$256.1	$125.3	$511.4	$1,004.3	$3,512.7

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
Lines and Letters of Credit. NiSource Finance maintains a revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. At March 31, 2006, NiSource had $379.2 million outstanding under the revolving line of credit. Through this revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $96.0 million for the benefit of third parties.
Other Guarantees or Obligations. After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy.
As part of PEI’s sale to Private Power in 2003, NiSource retained certain obligations with respect to the former PEI subsidiaries. NiSource retained operational guarantees related to environmental compliance, inventory balances,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
employee relations, and a contingent obligation to Private Power that could be triggered if U.S. Steel exercised a purchase option under its agreement with a former PEI subsidiary. At the time of the sale, NiSource allocated $0.6 million to this contingent option obligation. However, in November 2005, U.S. Steel Gary Works announced its intent to exercise the purchase option. As a result, in the fourth quarter of 2005, NiSource accrued an additional $7.4 million for the settlement of this obligation.
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
As of March 31, 2006, a reserve of approximately $68 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.
Gas Distribution Operations.
There were no new environmental matters relating to Gas Distribution Operations during the first quarter of 2006.
Gas Transmission and Storage Operations.
On January 17, 2006, the EPA published in the Federal Register a proposed revision to the particulate matter NAAQS that would increase the stringency of the current fine particulate (PM2.5) standard and add a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter). The proposal would also revoke the current PM10 NAAQS except in areas with a population of 100,000 or more with monitors violating the current standard. In a separate but related action, the EPA proposed to amend its national ambient air quality monitoring requirements, including those for particulate matter that would include a design for a PM10-2.5 monitoring network necessary to establish attainment of the proposed new NAAQS. The EPA must issue final standards by September 27, 2006. These actions could require further reductions in NOx emissions from various emission sources in and near nonattainment areas, including reductions from pipeline Transmission and Storage Operations. The effects of the recent EPA actions on Transmission and Storage Operations cannot be determined at this time.
Columbia Transmission discovered and notified the State of West Virginia of compliance issues associated with turbine operations at two of its facilities. Columbia Transmission is currently negotiating with the West Virginia Department of Environmental Protection to resolve these issues.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Electric Operations.
Air. On January 17, 2006, the EPA published in the Federal Register a proposed revision to the particulate matter NAAQS that would increase the stringency of the current fine particulate (PM2.5) standard and add a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter). The proposal would also revoke the current PM10 NAAQS except in areas with a population of 100,000 or more with monitors violating the current standard. In a separate but related action, the EPA proposed to amend its national ambient air quality monitoring requirements, including those for particulate matter that would include a design for a PM10-2.5 monitoring network necessary to establish attainment of the proposed new NAAQS. The EPA must issue final standards by September 27, 2006. Northern Indiana will continue to closely monitor developments in this area that could impact the emission control requirements for coal-fired boilers including Northern Indiana’s electric generating stations.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern States, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. On March 15, 2006, the EPA signed three related rulemakings providing final regulatory decisions on implementing the CAIR. The EPA, in one of the rulings, denied several petitions for reconsideration of various aspects of the CAIR, including requests by Northern Indiana to reconsider SO2 and NOx allocations. The main rulemaking established federal implementation plans, or FIPs, for power plants to ensure that the emissions reductions required by the CAIR are achieved on schedule and provide criteria, whereby SIPs that meet a majority of the federal requirements or abbreviated SIPs could be approved if submitted by the states within six months of the September 2006 deadline. As an affected state, Indiana initiated state rule making in June 2005, for creating rules detailing how it will implement the federal rule and meet the emission caps. Indiana structured the draft rule to meet the EPA abbreviated CAIR SIP requirements and should therefore be eligible for a six-month extension of the submittal deadline. Accordingly, Indiana anticipates that the state CAIR rule will be finalized by March of 2007. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
Water. The Great Lakes Water Quality Initiative program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana’s three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. All issues in subsequent litigation related to the EPA’s actions have been resolved with the exception of the EPA’s disapproval of the IDEM method for testing whole effluent toxicity. The water discharge permit for Michigan City Generating Station has been issued and became effective on April 1, 2006. Engineering studies have begun to determine specific compliance costs for this facility. The permit for the Bailly Generating Station is expected to be finalized within the next calendar quarter. Pending issuance of this permit, the cost of complying with these requirements cannot be predicted at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
14.	Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss, which is included in “Common stock equity,” on the Consolidated Balance Sheets.

	March 31,	December 31,
(in millions)	2006	2005

Other comprehensive income (loss), before taxes:
Unrealized gains (losses) on securities	$(0.2)	$0.3
Tax (expense) or benefit on unrealized gains (losses) on securities	(0.1)	(0.3)
Unrealized gains on cash flow hedges	148.6	228.5
Tax (expense) on unrealized gains on cash flow hedges	(48.9)	(77.8)
Minimum pension liability adjustment	(260.1)	(260.1)
Tax benefit on minimum pension liability adjustment	103.8	103.8

Total Accumulated Other Comprehensive Loss, net of taxes	$(56.9)	$(5.6)

15.	Business Segment Information
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

Three Months Ended March 31, (in millions)	2006	2005

REVENUES
Gas Distribution Operations
Unaffiliated	2,180.3	2,018.1
Intersegment	4.4	(0.8)

Total	2,184.7	2,017.3

Gas Transmission and Storage Operations
Unaffiliated	158.5	158.2
Intersegment	73.1	71.5

Total	231.6	229.7

Electric Operations
Unaffiliated	306.5	281.8
Intersegment	0.4	0.9

Total	306.9	282.7

Other Operations
Unaffiliated	327.7	224.5
Intersegment	14.0	5.0

Total	341.7	229.5

Adjustments and eliminations	(92.1)	(75.9)

Consolidated Revenues	$2,972.8	$2,683.3

Operating Income (Loss)
Gas Distribution Operations	206.0	274.9
Gas Transmission and Storage Operations	110.3	109.5
Electric Operations	68.1	65.4
Other Operations	(9.2)	(5.2)
Corporate	(6.7)	(6.9)

Consolidated Operating Income	$368.5	$437.7

16.	Subsequent Event
On April 14, 2006, Northern Indiana redeemed all of its outstanding cumulative preferred stock, having a total redemption value of $81.6 million.

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, the effectiveness of NiSource’s outsourcing initiative, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counterparty credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
The following Management’s Discussion and Analysis should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
CONSOLIDATED REVIEW
Executive Summary
NiSource generates virtually 100% of the company’s operating income through the sale, distribution, transportation and storage of natural gas and the generation, transmission and distribution of electricity, which are rate regulated.
For the first quarter of 2006, income from continuing operations was $171.8 million, or $0.63 per share. This compares to income from continuing operations of $208.7 million, or $0.77 per share, for the year-ago period. The quarterly difference was due to lower net revenues due primarily to the mild winter weather and declines in residential usage by natural gas utility customers. Weather was 13% warmer than normal and 15% warmer than a year ago. Weather reduced net revenues in NiSource’s Gas Distribution Operations business segment by approximately $46 million. Gas Distribution Operations net revenues were also reduced by approximately $11 million due to residential usage declines, which were slightly offset by approximately $2 million as a result of an increase in the number of residential customers. Residential usage declines are likely to continue to adversely impact the operating results of Gas Distribution Operations.
Excluding expenses that are recovered through regulatory trackers, and thereby increase both operating expenses and net revenues (see discussion below), operating expenses were up $16.0 million. This increase was due to $8.3 million of transition costs associated with the IBM agreement and $4.5 million of costs associated with scheduled maintenance at the Whiting Clean Energy facility.
NiSource is recognizing interest expense savings due to the refinancing of $2.4 billion in long-term debt during 2005. Interest expense was reduced by $8.2 million for the first quarter of 2006, compared with the year-ago period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource continues to focus on its four-point platform for long-term, sustainable growth. This plan is centered on its portfolio of low-risk, regulated assets: commercial and regulatory initiatives; commercial growth and expansion of the gas transmission and storage business; financial management of the balance sheet; and expense management. Following are updates related to these initiatives.
Commercial and Regulatory Initiatives
Sales of Shorter-Term Transportation and Storage Services. Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. A newly redeveloped, Houston-based commercial team has capitalized on these opportunities. Columbia Transmission entered into contracts that represent revenues in excess of $25 million of shorter-term business for 2006, $3.4 million of which was recorded during the first quarter ended March 31, 2006. Columbia Gulf’s mainline throughput increased by 16.5% over 2005 due to the increased utilization of these services.
Regulatory Trackers. Comparability of Gas Distribution Operations line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. The expenses that are recovered through these trackers increase both operating expenses and net revenues and have essentially no impact on total operating earnings results. Approximately $23.2 million of the increase in operation and maintenance expenses for the Gas Distribution Operations segment was a result of the effect of the regulatory trackers with a corresponding increase to net revenues reflecting recovery of certain costs.
Bay State Rate Case. On April 27, 2005, Bay State filed for a rate increase of $22.2 million, or 4.7%, with the Massachusetts DTE. On November 30, 2005, Bay State received approval from the Massachusetts DTE to increase its rates by $11.1 million. The Massachusetts DTE also approved Bay State’s request for a performance based rate plan but denied the request for cost recovery of a steel infrastructure replacement program.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Hardy Storage and Millennium Pipeline. Construction of the Hardy Storage project in West Virginia has begun and the project financing is expected to close in the second quarter of 2006. The redistribution of equity among partners in the Millennium Pipeline is now complete, with NiSource subsidiary Columbia Transmission holding a 47.5% equity stake. Subject to the receipt of regulatory approvals of all companion pipeline projects, the project has a targeted in-service date in the fourth quarter of 2007.
Financial Management of the Balance Sheet
Interest Expense Savings. Interest expense, net was $95.8 million for the quarter, a decrease of $8.2 million compared to the first quarter 2005. This decrease was due to the refinancing of $2.4 billion in long-term debt at lower rates during 2005, partially offset by higher short-term interest rates.
Expense Management
Operating Expenses. Operating expenses for the first quarter 2006 were $612.6 million, an increase of $37.3 million from the 2005 period. Excluding expenses that are recovered through regulatory trackers that increase both operating expenses and net revenues, operating expenses were up $16.0 million. This increase was primarily due to $8.3 million of transition costs associated with the IBM agreement and $4.5 million of costs associated with scheduled maintenance at the Whiting Clean Energy facility.
With the majority of the NiSource property and casualty insurance renewing on July 1, 2006, indications are that NiSource will see an increase in premiums related to insurance for Offshore and Onshore facilities located in or near the Gulf of Mexico. In addition to increased premiums, deductibles and retentions along with added restrictions to coverage and limitations in capacity, for its property insurance program and to a lesser extent for the casualty insurance program are anticipated. Such increases and restrictions in coverage are being driven by the overall poor underwriting experience of the insurance industry over the past few years, resulting from the unprecedented losses

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
sustained over the last few years from hurricanes such as Ivan, Katrina and Rita. This drives the need for underwriters to seek higher premiums and further restrict coverage.
2006 Outlook
NiSource currently expects income for continuing operations for 2006 to be between $1.33 to $1.43 basic earnings per share. This expectation takes in account the weather impact of 9 cents per share that occurred during the first quarter 2006.
Results of Operations
Quarter Ended March 31, 2006
Net Income
NiSource reported net income of $172.9 million, or $0.63 per share, for the three months ended March 31, 2006, compared to net income of $206.3 million, or $0.76 per share, for the first quarter 2005. Operating income was $368.5 million, a decrease of $69.2 million from the same period in 2005. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2006 were 272.3 million compared to 270.3 million at March 31, 2005.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2006, were $981.1 million, a $31.9 million decrease from the same period last year. Excluding the impact of $21.3 million of trackers discussed above, net revenues decreased by $53.2 million. The quarterly difference was due to lower Gas Distribution Operations net revenues due primarily to the mild winter weather and declines in residential usage partially offset by net revenue increases within Gas Transmission and Storage Operations and Electric Operations. Weather negatively impacted net revenues of Gas Distribution Operations by approximately $46 million. Gas Distribution Operations net revenues were also reduced by approximately $11 million due to residential usage declines, which were slightly offset by approximately $2 million as a result of an increase in the number of residential customers. Electric Operations net revenue increases of $2.9 were primarily a result of increased environmental cost recovery trackers, a reduction in customer credits, and an increase in industrial usage and the number of residential and commercial customers. Gas Transmission and Storage Operations net revenue increases of $2.0 million from the same period in 2005 were due to increased sales of shorter-term transportation and storage services described above.
Expenses
Operating expenses for the first quarter 2006 were $612.6 million, an increase of $37.3 million from the 2005 period. Excluding expenses that are recovered through regulatory trackers that increase both operating expenses and net revenues (see discussion above), operating expenses were up $16.0 million. This increase was primarily due to $8.3 million of transition costs associated with the IBM agreement and $4.5 million of costs associated with scheduled maintenance at the Whiting Clean Energy facility.
Other Income (Deductions)
Interest expense, net was $95.8 million for the quarter, a decrease of $8.2 million compared to the first quarter 2005. This decrease was due to the refinancing of $2.4 billion in long-term debt at lower rates during 2005, partially offset by higher short-term interest rates. Other, net was a loss of $3.4 million for the current quarter compared to loss of $0.5 million for the comparable 2005 period due to increased costs associated with factoring of accounts receivable. Higher fees, due to higher interest rates, and increased levels of accounts receivable balances resulted in the higher expenses.
Income Taxes
Income tax for the first quarter of 2006 was $96.5 million, a decrease of $26.9 million compared to the first quarter of 2005 due primarily to lower pretax income and a lower effective tax rate. The effective tax rate for the quarter ended March 31, 2006 was 36.0% compared to 37.2% for the comparable period last year. The lower effective tax rate is due to a reduction of $5.3 million in deferred state income tax liabilities resulting from revised estimates of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
consolidated state income tax apportionment factors, offset by $1.4 million of additional tax expense for recapture of income tax credits associated with disposition of NiSource’s investment in a low income housing partnership.
Liquidity and Capital Resources
Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas. The recent increase in the price of natural gas has resulted in an increase in working capital requirements to fund the cost of gas placed in storage, the cost of gas flowing directly to our customers and the related increase in accounts receivable. While the $1.25 billion revolving line of credit is projected to adequately meet these needs, on November 30, 2005, NiSource Finance entered into a new $300 million nine-month revolving credit agreement to further improve its available liquidity.
Operating Activities
Net cash from operating activities for the three months ended March 31, 2006 was $726.3 million, a decrease of $269.1 million from the three months ended March 31, 2005. This decrease was primarily due to the impact in 2006 of reducing relatively high accounts payable balances partially offset by the collection of under-recovered gas cost. High gas cost in December 2005 resulted in unusually large balances in accounts payable and under-recovered gas cost. Much milder weather in the first quarter of 2006 compared to the first quarter of 2005 resulted in less inventory being withdrawn and converted to cash in 2006. A federal tax refund in the first quarter of 2005 compared to a tax payment in the first quarter of 2006 and the timing of interest payments also decreased net cash from operating activities period over period.
Investing Activities
Capital expenditures of $121.6 million in the first three months of 2006 were $17.5 million higher than the comparable 2005 period. The spending for the first three months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in 2006 compared to last year, mainly for increased integrity-management improvements in the pipeline segment and expenditures to replace key components within electric generation in addition to new business projects. The program is expected to be funded primarily via cash from operations.
Financing Activities
On July 29, 2003, NiSource filed a shelf registration statement with the SEC to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource’s pre-existing shelf capacity, provided an aggregate $2.8 billion of total issuance capacity. As of March 31, 2006, NiSource’s shelf capacity was $850 million.
Cumulative Preferred Stock. On April 14, 2006, Northern Indiana redeemed all of its outstanding cumulative preferred stock, having a total redemption value of $81.6 million.
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
NiSource Finance is currently considering an amendment to the Barclays credit facility, which would increase the aggregate commitment level to $1.5 billion and reduce its borrowing costs under the facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource Finance had outstanding credit facility advances of $379.2 million at March 31, 2006, at a weighted average interest rate of 5.01%, and advances of $898.0 million at December 31, 2005, at a weighted average interest rate of 4.95%. As of March 31, 2006 and December 31, 2005, NiSource Finance had $96.0 million and $101.6 million of stand-by letters of credit outstanding, respectively. At March 31, 2006, $67.9 million of the $96.0 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $28.1 million of stand-by letters of credit outstanding at March 31, 2006, $24.7 million resided under NiSource Finance’s five-year credit facility and $3.4 million resided under an uncommitted arrangement with another financial institution. As of March 31, 2006, $1,146.1 million of credit was available under both credit facilities.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $300 million of accounts receivable under the agreement. The agreement has a scheduled expiration date of May 12, 2006, and can be renewed if mutually agreed to by both parties. As of March 31, 2006, $285 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 22, 2006, and can be renewed if mutually agreed to by both parties. As of March 31, 2006, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during the first quarter of 2006, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $6.1 million for the three months ended March 31, 2006.
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
Trading Risks
The transactions associated with NiSource’s power trading operations give rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity. The power trading operations market and trade over-the-counter contracts for the purchase and sale of electricity. Those contracts within the power trading portfolio that require settlement by physical delivery are often net settled in accordance with industry standards. As of March 31, 2006, all power trading contracts were settled. TPC may enter into power derivative contracts in the future to manage price risk associated with operating Whiting Clean Energy.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was zero, during the first quarter of 2006. The daily market exposure for the gas marketing and trading portfolios on an average, high and low basis was $0.6 million, $0.9 million and $0.2 million during the first quarter of 2006, respectively. Prospectively, management has set the VaR limit at $0.5 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. The VaR limit for power trading was $2.5 million, however, this limit was reduced to zero in the third quarter of 2005 with the settlement of all power trading contracts. Should TPC enter into power derivative contracts in the future to manage price risk associated with Whiting Clean Energy, those contracts would be limited to the physical generation capacity of Whiting Clean Energy.
Refer to Note 9, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.
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
NiSource has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 9, “Risk Management and Energy Trading Activities,” and Note 13-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
Other Information
Recently Adopted Accounting Pronouncements
SFAS No. 123 (revised 2004) – Share-Based Payment. Effective January 1, 2006, NiSource adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. In accordance with the modified prospective transition method, NiSource’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, NiSource applied the intrinsic value method of APB No. 25 for awards granted under its stock-based compensation plans and complied with the disclosure requirements of SFAS No. 123. There were no modifications to awards as a result of the adoption of SFAS 123R.
NiSource does not anticipate ongoing operating results to be materially impacted by the adoption of SFAS No. 123R. NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. NiSource anticipates that other than the requirement for expensing stock options, the current share-based awards will continue to be accounted for substantially as they are currently. For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $8.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.8 years.
SFAS No. 154 – Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154 to provide guidance on the accounting for and reporting of accounting changes and error corrections, which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle, and for the reporting of an error correction. Effective January 1, 2006, NiSource adopted SFAS No. 154. There were no impacts to NiSource’s consolidated financial statements as a result of the adoption of SFAS No. 154.
FASB Interpretation No. 47 – Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005. NiSource has adopted FIN 47 in the fourth quarter 2005. Refer to Note 12, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Recently Issued Accounting Pronouncements
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. On March 31, 2006, the FASB issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS No. 87, 88, 106, and 132R. This proposed Statement seeks to improve existing reporting for defined benefit postretirement plans by requiring these employer business entities to do the following; a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of the plan assets and the benefit obligation, b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that were not recognized as components of net periodic benefit cost pursuant to prior rules, c) recognize to the opening balance of retained earnings any transition asset or obligation remaining from the initial application of SFAS No. 87 or 106, d) measure defined benefit plan assets and defined benefit plan obligations as of the date of the employer’s statement of financial position, and e) disclose additional information in the notes to financial statements about certain affects on net periodic benefit cost in the upcoming fiscal year. Based on the measurement of the various defined benefit pension and other postretirement plans’ assets and benefit obligations at December 31, 2005, the impact of the proposed Statement, should it have been in effect at December 31, 2005, would have reduced Total Other Assets by approximately $69 million, increased Total Other Liabilities and Deferred Credits by approximately $171 million and decreased Total common stock equity by approximately $240 million. The proposed rules will not have an impact on the Statement of Consolidated Income at adoption and all impacts are non-cash. The release of a final interpretation is scheduled for September of 2006, with an effective date for fiscal years ending after December 15, 2006.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended March 31, (in millions)	2006	2005

Net Revenues
Sales Revenues	$2,019.1	$1,840.5
Less: Cost of gas sold	1,624.2	1,419.2

Net Sales Revenues	394.9	421.3
Transportation Revenues	165.6	176.8

Net Revenues	560.5	598.1

Operating Expenses
Operation and maintenance	228.5	198.7
Depreciation and amortization	57.3	55.8
Other taxes	68.7	68.7

Total Operating Expenses	354.5	323.2

Operating Income	$206.0	$274.9

Revenues ($ in Millions)
Residential	1,409.0	1,261.7
Commercial	494.5	431.3
Industrial	81.3	74.6
Transportation	165.6	176.8
Off System Sales	95.3	51.2
Other	(61.0)	21.7

Total	2,184.7	2,017.3

Sales and Transportation (MMDth)
Residential sales	91.5	109.1
Commercial sales	33.3	39.5
Industrial sales	6.6	7.8
Transportation	152.4	174.7
Off System Sales	10.8	7.1
Other	0.3	0.4

Total	294.9	338.6

Heating Degree Days	2,273	2,673
Normal Heating Degree Days	2,625	2,627
% Colder (Warmer) than Normal	(13%)	2%

Customers
Residential	2,448,796	2,382,114
Commercial	213,199	215,719
Industrial	5,193	5,740
Transportation	698,951	749,831
Other	59	61

Total	3,366,198	3,353,465

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
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $0.9 million for the first quarter of 2006 and the restructuring liability remaining at March 31, 2006 was $8.1 million. Refer to Note 6, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
Regulatory Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. As of March 2006, approximately 693 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers were using an alternate supplier.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that will provide for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. Columbia of Ohio commenced recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. On June 1, 2005, the PUCO approved Columbia of Ohio’s application to decrease its Uncollectible Expense Rider rate. This application was based on projected annual bad debt recovery requirements of $26.3 million for the twelve months ended March 31, 2006, reflecting a reduction of $11.4 million of uncollected accounts receivable pending future recovery. As of March 31, 2006, Columbia of Ohio has $38.9 million of uncollected accounts receivable pending future recovery.
On November 21, 2005, Columbia of Ohio filed an application with the PUCO, requesting authority to increase its PIP rider rate from $.0821/Mcf to $.6449/Mcf. This filing provided for the recovery of Columbia of Ohio’s deferred PIP balance over a twelve-month period plus the expected level of arrears during the succeeding twelve-month period. On December 23, 2005, Columbia of Ohio supplemented its application, and as an alternative offered to extend the recovery period for its deferred balance over 36 months, with carrying costs. This filing provided, in the alternative, for the implementation of a revised PIP rate of $.4004/Mcf. Columbia of Ohio’s Supplement to its Application indicated that the PIP rate contained in its November 21, 2005 application would be billed absent express PUCO approval of the alternative within the 45-day review process. The PUCO took no action within the forty-five day period, and on January 9, 2006, Columbia of Ohio filed revised tariffs to reflect the new $.6449/Mcf PIP rider rate, effective with February 2006 bills. On February 1, 2006, the PUCO issued an Entry in which it indicated that it had approved Columbia of Ohio’s application (as supplemented) on the 46th day after the filing (January 6, 2006). On February 28, 2006, Columbia of Ohio filed revised tariffs, reflecting the lower PIP rider rate of $.4004 /Mcf and an extension of the recovery period for its deferred balance over 36 months, with carrying costs, to be effective with bills rendered on and after March 2, 2006. On February 6, 2006, the Office of the Consumers’ Counsel filed an application for rehearing. By Entry on Rehearing dated March 7, 2006, the PUCO denied the application for rehearing. On April 6, 2006, the Office of Consumers’ Counsel and other consumer groups filed a second application for rehearing. Columbia of Ohio filed a memorandum contra on April 17, 2006.
On November 2, 2005, Columbia of Virginia filed an Application with the VSCC for approval of a performance based rate-making methodology (“PBR Plan”), which would freeze non-gas cost rates at their current levels for five years beginning January 1, 2006. The VSCC issued a Preliminary Order on November 9, 2005 that docketed the PBR Plan and simultaneously initiated an investigation (“Investigation”) into the justness and reasonableness of Columbia of Virginia’s current rates, charges and terms and conditions of service. The Preliminary Order initially required Columbia of Virginia to file the schedules typically required for a general rate case application on or before February 3, 2006. By Order dated January 4, 2006, the VSCC granted a Columbia of Virginia Motion to extend the filing of schedules in the Investigation until May 1, 2006.
In accordance with the IURC’s 1999 Order that permits Northern Indiana to utilize a flexible GCA mechanism to recover its pipeline demand costs annually and changes in commodity gas costs monthly, Northern Indiana filed

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
GCA7, covering the period November 1, 2005 through October 31, 2006 on August 29, 2005. The IURC approved the rates on an interim basis subject to refund on November 22, 2005. A final order approving this filing is expected in the second quarter of 2006.
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
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of March 31, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 13-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Distribution Operations.
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
Weather in the Gas Distribution Operation’s territories for the first quarter of 2006 was 15% warmer than the comparable quarter in 2005, and 13% warmer than normal overall.
Throughput
Total volumes sold and transported of 294.9 MMDth for the first quarter of 2006, decreased 43.7 MMDth from the same period last year. This decrease in volume was experienced across residential, commercial, and industrial markets and was attributable mainly to the milder weather and decreased residential customer usage compared to the same period last year. Decreases in commercial and industrial customers also contributed to this decrease in gas volume.
Net Revenues
Net revenues for the three months ended March 31, 2006 were $560.5 million, a decrease of $37.6 million from the same period in 2005 due primarily to the impact of warmer weather amounting to approximately $46 million for the quarter and approximately $11 million due to residential usage declines. This decrease in net revenues was partially offset by an increase in revenues recognized for regulatory trackers of $23.2 million, which are offset in operating expenses, and approximately $2 million as a result of an increase in the number of residential customers.
Operating Income
For the first quarter of 2006, Gas Distribution Operations reported operating income of $206.0 million, a decrease of $68.9 million from the same period in 2005. The decrease in operating income was mainly attributable to warmer weather and reduced residential customer usage described above as well as $6.1 million of transition costs and new system development costs associated with the IBM agreement. The $23.2 million increase in revenues from regulatory trackers was offset by $23.2 million of increased tracker related operation and maintenance expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Three Months Ended March 31, (in millions)	2006	2005

Operating Revenues
Transportation revenues	$184.2	$178.4
Storage revenues	44.4	45.2
Other revenues	3.0	6.1

Total Operating Revenues	231.6	229.7
Less: Cost of gas sold	5.4	5.5

Net Revenues	226.2	224.2

Operating Expenses
Operation and maintenance	72.3	71.4
Depreciation and amortization	28.7	28.1
Other taxes	14.9	15.2

Total Operating Expenses	115.9	114.7

Operating Income	$110.3	$109.5

Throughput (MMDth)
Columbia Transmission
Market Area	328.5	395.6
Columbia Gulf
Mainline	161.6	138.7
Short-haul	16.6	18.2
Columbia Pipeline Deep Water	2.9	3.5
Crossroads Gas Pipeline	11.0	12.0
Granite State Pipeline	11.6	13.9
Intrasegment eliminations	(156.3)	(138.6)

Total	375.9	443.3

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
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $0.6 million for the first quarter of 2006 and the restructuring liability remaining at March 31, 2006 was $2.8 million. Refer to Note 6, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Transmission and Storage Operations segment.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of March 31, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 13-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Transmission and Storage Operations.
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
The FERC issued an order in September 2002 in which it granted final certificate authority for the original Millennium project, but specified that Millennium could not begin construction until certain environmental and other conditions were met. One such condition, impacting what is now being marketed as Phase 2 of the project, was compliance with the Coastal Zone Management Act, which is administered by the NYDOS. NYDOS determined that the Hudson River crossing plan was not consistent with the Coastal Zone Management Act. Millennium’s appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the United States Department of Commerce ruling relating to the project’s Hudson River crossing plan in the United States Federal District Court on February 13, 2004. On March 31, the United States Federal District Court denied Millennium’s appeal.
On August 1, 2005, Millennium submitted a certificate amendment filing to the FERC. This amended filing requests authorization from the FERC to construct the project in phases, details construction and development plans for Phase 1 of the project, and includes executed precedent agreements for service on Phase 1 of the project. Millennium recently completed renegotiations of the precedent agreements with its anchor shippers. The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, Iroquois, and Islander East collectively referred to as the “Companion Pipelines.” The timing of receipt of the necessary regulatory approvals for Millennium and its Companion Pipelines may impact the targeted in-service date during the fourth quarter of 2007 and may even affect the viability of Phase 1. Provided the necessary approvals are received in a timely manner, Millennium plans to begin construction in Spring 2007.
In March 2006, Columbia Atlantic Trading, a NiSource subsidiary, sold its 21.0% interest in the Millennium partnership to KeySpan Millennium (owned by KeySpan Corp.) and DTE Millennium (owned by DTE Energy Co.) through an equity redistribution and a re-writing of the partnership agreements. The Millennium partnership is now currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), KeySpan Millennium (26.25%). Columbia Transmission will be the operator.
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
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received a favorable order on November 1, 2005. Construction began in the first quarter of 2006. Service from both projects is expected to be available in 2007.
Other Growth Projects
Columbia Transmission recently held open seasons for three additional projects, two Eastern Market expansion projects, and an Appalachian pipeline expansion in Kentucky and West Virginia. Columbia Gulf recently held an open season to expand the East Lateral System. Market interest for all projects is encouraging. Columbia Transmission has signed precedent agreements with four East Coast customers for one of the Eastern Market expansions. Customer negotiations are ongoing for the remaining projects.
Sales of Shorter-Term Transportation and Storage Services
Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. A newly redeveloped, Houston-based commercial team has capitalized on these opportunities. Columbia Transmission entered into contracts that represent revenues in excess of $25 million of shorter-term business for 2006, $3.4 million of which was recorded during the first quarter ended March 31, 2006. Columbia Gulf’s mainline throughput increased by 16.5% over 2005 due to the increased utilization of these services.
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 375.9 MMDth for the first quarter 2006, compared to 443.3 MMDth for the same period in 2005. The decrease of 67.4 MMDth is due to warmer weather and to a lesser extent lower offshore natural gas production due to the 2005 Gulf of Mexico hurricanes which impacted the first quarter of 2006. Columbia Gulf mainline throughput increased to 161.6 MMDth for the first quarter of 2006 compared to 138.7 MMDth for the same period in 2005 due to increased utilization of the shorter-term transportation and storage services described above.
Net Revenues
Net revenues were $226.2 million for the first quarter 2006, an increase of $2.0 million from the same period in 2005, primarily due to increased sales of shorter-term transportation and storage services described above.
Operating Income
Operating income was $110.3 million for the first quarter 2006 compared to $109.5 million in the first quarter 2005. Operating income increased as a result of the change in net revenues described above, partially offset by slightly higher operating expenses of $1.2 million. Operation and maintenance expenses increased slightly as a result of higher employee and administrative expense of $1.5 million due primarily to transition costs associated with the IBM agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

For the Three Months Ended March 31, (in millions)	2006	2005

Net Revenues
Sales revenues	$306.9	$282.7
Less: Cost of sales	117.3	96.0

Net Revenues	189.6	186.7

Operating Expenses
Operation and maintenance	60.5	61.1
Depreciation and amortization	46.1	45.5
Other taxes	14.9	14.7

Total Operating Expenses	121.5	121.3

Operating Income	$68.1	$65.4

Revenues ($ in millions)
Residential	80.9	73.4
Commercial	82.4	73.2
Industrial	125.5	112.4
Wholesale	5.5	7.5
Other	12.6	16.2

Total	306.9	282.7

Sales (Gigawatt Hours)
Residential	761.1	767.0
Commercial	894.0	894.2
Industrial	2,437.4	2,328.3
Wholesale	152.1	161.2
Other	28.6	32.6

Total	4,273.2	4,183.3

Electric Customers
Residential	395,653	392,527
Commercial	51,313	50,485
Industrial	2,521	2,531
Wholesale	8	28
Other	762	766

Total	450,257	446,337

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 450 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.
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
In 2005, Northern Indiana coal deliveries from the PRB area were limited to 80 – 85% of contracted amounts as a result of maintenance problems on track owned jointly by the Union Pacific Railroad Company and Burlington Northern Santa Fe Railway Company. Northern Indiana met the expected electricity demand through the end of 2005 by changing the fuel blend, which reduced its need for PRB coal. Northern Indiana has been blending this fuel for a number of years. In the second quarter of 2006, track maintenance will resume until completion, but at this time it is unknown if coal deliveries will be impacted.
Regulatory Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order provides a rate moratorium through July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $10.7 million and $14.4 million were recognized for electric customers for the first quarter of 2006 and 2005, respectively.
As part of Northern Indiana’s use of the MISO’s transmission service, Day 1, Northern Indiana incurs transmission charges, based upon the FERC-approved tariff, as well as administrative fees, which relate to the MISO’s management and operations of the transmission system. Day 1 transmission charges are recovered through the FAC process. During 2004, an IURC order denied recovery or deferral of Day 1 administrative fees during Northern Indiana’s rate moratorium. Day 2 charges consist of fuel-related and non-fuel-related categories. On June 1, 2005, the IURC issued an order authorizing Northern Indiana to recover fuel-related Day 2 costs. The order denied recovery or deferral of non-fuel Day 2 costs during Northern Indiana’s rate moratorium, which expires July 31, 2006. The June 2005 order was unclear as to the categorization of certain types of MISO charges as to whether they were fuel or non-fuel. These particular charges, which amounted to $8.7 million in 2005, and $1.6 million for the first three months of 2006, were included as recoverable in Northern Indiana’s FAC-68, FAC-69 and FAC-70 filings, but, pending a clarifying order from the IURC, Northern Indiana has provided a reserve for the full amount. On February 17, 2006, a settlement agreement was filed in cause 42962 providing for recovery through the FAC process of these charges, subject to an agreed upon standard of reasonableness for the charges. The settling parties are Northern Indiana, Indianapolis Power & Light, Vectren Energy Delivery of Indiana, Inc. and the OUCC. The IURC approved Northern Indiana’s FAC-69 and FAC-70 filings, in January 2006 and April 2006, respectively, but noted in both orders that this particular category of charges was approved “subject to refund” and subject to final orders. On May 4, 2006, the IURC issued an order, ruling that these charges were to be classified as fuel charges and were therefore recoverable through the FAC mechanism, beginning with charges incurred on December 9, 2005. The Day 2 non-fuel category includes costs recorded as non-recoverable in net revenues, which amounted to $0.5 million for the first three months of 2006. These costs began in April 2005 and totaled $5.4 million for the year 2005. Day 1 and Day 2 administrative fees, which were recorded as non-recoverable operating expenses, totaled $1.2 million for the first quarter of 2006 and were $5.1 million for the year 2005. Northern Indiana is authorized to begin the deferral of all non-fuel and administrative MISO charges incurred after July 31, 2006 for consideration in a future rate proceeding. As part of the established settlement process with market participants, MISO uses “resettlement” statements to make adjustments related to prior operating periods. Amounts related to these adjustments cannot be anticipated or estimated in advance. Northern Indiana records these amounts when billed.

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
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO. A hearing in this matter was held in December 2004. Northern Indiana will withdraw this petition if the final order from the IURC in cause 42824 approves recovery of intermediate dispatchable power costs incurred in August to December 2005 as described below.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition (cause 42824) with the IURC for approval of a three-year arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration. On March 9, 2006, LaPorte’s appeal of the IURC’s interim order was dismissed. Northern Indiana filed supplemental testimony on January 26, 2006 indicating that it no longer is seeking approval of the three-year arrangement. The testimony clarifies that Northern Indiana is seeking affirmation from the IURC that the intermediate dispatchable power purchases made between August 9, 2005 and December 31, 2005 which were made pursuant to the July 1, 2005 interim order were reasonable. The evidentiary hearing is scheduled for the second quarter of 2006 and a final order is expected in the third quarter of 2006.
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
Northern Indiana filed FAC-69 on November 3, 2005. This filing included a reconciliation of actual intermediate dispatchable power purchases for August and September 2005. The filing also included recovery of certain MISO charges under consideration in cause 42962 as described above. The order approving the FAC-69 factor was issued January 11, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Northern Indiana filed FAC-70 on February 6, 2006. This filing included a reconciliation of actual intermediate dispatchable power purchases for October, November and December 2005. The filing also included recovery of certain MISO charges under consideration in cause 42962 as described above. The order approving the FAC-70 factor was issued April 20, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above).
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 21, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $306 million. The ECRM revenues amounted to $6.9 million for the three months ended March 31, 2006, and $58.6 million from inception to date, while EERM revenues were $2.3 million for the first quarter of 2006 and $11.1 million from inception to date. On February 3, 2006, Northern Indiana filed ECR-7 simultaneously with EER-3 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $230.6 million and depreciation and operating expenses of $18.3 million through December 31, 2005. On March 29, 2006, the IURC approved Northern Indiana’s ECR-7 filing.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans announced by Jupiter. On December 21, 2005, Jupiter filed with the Indiana Court of Appeals a verified motion for remand asking that the case be moved to the IURC for further proceedings. On March 15, 2006, the Court of Appeals denied Jupiter’s motion for remand. On March 30, 2006, Jupiter filed a second complaint with the IURC, in which Jupiter alleges service problems and seeks additional relief. No hearing dates have been set.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of March 31, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 13-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the first quarter of 2006 were 4,273.2 gwh, an increase of 89.9 gwh compared to the 2005 period, as a result of increased industrial usage.
Net Revenues
In the first quarter of 2006, electric net revenues of $189.6 million increased by $2.9 million from the comparable 2005 period. This improvement was primarily a result of increased environmental cost recovery trackers of $2.5, a reduction in customer credits, and an increase in industrial usage and the number of residential and commercial customers mentioned above.
Operating Income
Operating income for the first quarter of 2006 was $68.1 million, an increase of $2.7 million from the same period in 2005. The increase was primarily due to the changes in net revenue mentioned above. While operating expenses were relatively flat as compared to the 2005 period, increases in unrecoverable MISO costs of $0.5 million and increased maintenance expenditures were offset by reduced employee and administrative expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

Three Months Ended March 31, (in millions)	2006	2005

Net Revenues
Products and services revenue	$341.7	$229.5
Less: Cost of products purchased	336.1	224.1

Net Revenues	5.6	5.4

Operating Expenses
Operation and maintenance	12.4	6.4
Depreciation and amortization	3.0	2.9
Gain on sale of assets	(2.7)	(0.5)
Other taxes	2.1	1.8

Total Operating Expenses	14.8	10.6

Operating Loss	$(9.2)	$(5.2)

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
Lake Erie Land Company, Inc.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The assets of the Sand Creek Golf Club, valued at $11.9 million at March 31, 2006, are reported as assets of discontinued operations. An additional $5.6 million of assets, representing an estimate of land to be sold during the next twelve-months, are reflected as assets held for sale.
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
For the first three months of 2006, the PEI holding companies’ consolidated after-tax loss was approximately $10.2 million. The profitability of the Whiting Clean Energy project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Also impacting the profitability of Whiting Clean Energy is the steam requirements for BP’s oil refinery. During the first quarter of 2005, Whiting Clean Energy completed renegotiation of the terms of its agreement with BP’s oil refinery in Whiting, Indiana. Under the revised agreement, Whiting Clean Energy will continue to meet BP’s need for steam, while reducing the power plant’s required run time for the next three years.
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
Net Revenues
Net revenues of $5.6 million for the first quarter of 2006 increased by $0.2 million from the first quarter of 2005, as a result of increased gas marketing revenues of $1.1 million.
Operating Loss
Other Operations reported an operating loss of $9.2 million for the first quarter of 2006, versus an operating loss of $5.2 million for the comparable 2005 period. The increase in the operating loss resulted primarily from increased scheduled maintenance for Whiting Clean Energy of $4.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NiSource Inc.
For a discussion regarding quantitative and qualitative disclosures about market risk see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
NiSource’s chief executive officer and its principal financial officer, after evaluating the effectiveness of NiSource’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, NiSource’s disclosure controls and procedures were adequate and effective.
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

The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Oral argument on the motions to dismiss was held on March 17 and 18, 2005 before a Special Master. On May 13, 2005, the Special Master issued his report and recommendations and recommended dismissal of the action against the Columbia defendants. The decision of the Special Master has been briefed and argued by the parties and presented to the Federal District Court Judge for a final ruling, which is expected in the second quarter of 2006.
ITEM 1A. RISK FACTORS
No material changes from the risk factors disclosed in NiSource’s 2005 Form 10-K filed on March 10, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
The following table provides information about purchases by the Company during the quarter ended March 31, 2006 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

		Average	Total Number of Shares	Approximate Dollar
		Price	Purchased as Part of	Value of Shares that
	Total Number of	Paid Per	Publicly Announced	May Yet Be Purchased
Period	Shares Purchased (1)	Share (2)	Plans or Programs	Under the Plans

January 2006	280,306	$21.03	N/A	N/A

(1)	Shares of Common Stock that are tendered by employees to the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date.

(2)	The calculation of the average price per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
NiSource Inc.
(10.1)	Amended and Restated NiSource Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on January 31, 2006). *

(10.2)	Amended and Restated NiSource Inc. Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on January 31, 2006). *

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
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

NiSource Inc.

(Registrant)

Date: May 5, 2006	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President and Controller
(Principal Accounting Officer
and Duly Authorized Officer)