Form 10-Q
period 2006-06-30
NISOURCE INC/DE
filed 2006-08-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 272,799,710 shares outstanding at July 31, 2006.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2006

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Atlantic Trading	Columbia Atlantic Trading Corporation
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
ARP	Alternative Regulatory Plan
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
Day 1	Began October 1, 2003 and refers to Northern Indiana turning over operational control of the interchange facilities and its own transmission assets like many other Midwestern electric utilities to MISO
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and transmission service, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DEFINED TERMS (continued)

DOT	United States Department of Transportation
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
Massachusetts DTE	Massachusetts Department of Telecommunications and Energy
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
Piedmont	Piedmont Natural Gas Company, Inc.
PCB	Polychlorinated biphenyls
PIP	Percentage of Income Payment Plan
PPS	Price Protection Service
PRB	Powder River Basin
Private Power	Private Power, LLC
PUCO	Public Utilities Commission of Ohio
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 88	Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”
SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”

DEFINED TERMS (continued)

SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 132R	Statement of Financial Accounting Standards No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88, and 10”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 154	Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VNG	Virginia Natural Gas, Inc.
VSCC	Commonwealth of Virginia State Corporate Commission

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Statements of Consolidated Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, except per share amounts)	2006	2005	2006	2005

Net Revenues
Gas Distribution	$605.3	$659.3	$2,603.5	$2,487.6
Gas Transportation and Storage	220.5	213.0	541.1	541.9
Electric	301.9	282.1	607.6	564.7
Other	184.2	201.2	532.1	443.9

Gross Revenues	1,311.9	1,355.6	4,284.3	4,038.1
Cost of Sales	670.4	701.7	2,662.1	2,371.9

Total Net Revenues	641.5	653.9	1,622.2	1,666.2

Operating Expenses
Operation and maintenance	307.0	316.9	679.4	654.1
Depreciation and amortization	138.1	136.1	274.9	271.0
Impairment and loss on sale of assets	4.2	21.0	5.1	20.4
Other taxes	60.6	60.1	163.6	163.2

Total Operating Expenses	509.9	534.1	1,123.0	1,108.7

Operating Income	131.6	119.8	499.2	557.5

Other Income (Deductions)
Interest expense, net	(93.3)	(101.5)	(188.7)	(205.5)
Dividend requirements on preferred stock of subsidiaries	—	(1.1)	(1.1)	(2.2)
Other, net	(2.7)	3.6	(6.1)	3.1
Loss on early redemption of preferred stock	(0.7)	—	(0.7)	—

Total Other Income (Deductions)	(96.7)	(99.0)	(196.6)	(204.6)

Income From Continuing Operations Before Income Taxes	34.9	20.8	302.6	352.9
Income Taxes	13.4	12.5	108.2	135.9

Income From Continuing Operations	21.5	8.3	194.4	217.0

Loss from Discontinued Operations — net of taxes	(0.7)	(12.0)	(1.1)	(14.2)
Gain on Disposition of Discontinued Operations — net of taxes	0.2	42.7	0.2	42.5
Change in Accounting — net of taxes	—	—	0.4	—

Net Income	$21.0	$39.0	$193.9	$245.3

Basic Earnings Per Share ($)
Continuing operations	0.08	0.03	0.71	0.80
Discontinued operations	—	0.12	—	0.11

Basic Earnings Per Share	0.08	0.15	0.71	0.91

Diluted Earnings Per Share ($)
Continuing operations	0.08	0.03	0.71	0.80
Discontinued operations	—	0.11	—	0.10

Diluted Earnings Per Share	0.08	0.14	0.71	0.90

Dividends Declared Per Common Share ($)	0.23	0.23	0.46	0.46

Basic Average Common Shares Outstanding (millions)	272.4	271.2	272.4	270.8
Diluted Average Common Shares (millions)	273.2	273.1	273.1	272.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions)	2006	2005

ASSETS
Property, Plant and Equipment
Utility Plant	$16,857.9	$16,684.4
Accumulated depreciation and amortization	(7,710.6)	(7,556.8)

Net utility plant	9,147.3	9,127.6

Other property, at cost, less accumulated depreciation	354.7	426.7

Net Property, Plant and Equipment	9,502.0	9,554.3

Investments and Other Assets
Assets of discontinued operations and assets held for sale	57.3	34.6
Unconsolidated affiliates	80.7	75.0
Other investments	100.1	114.2

Total Investments	238.1	223.8

Current Assets
Cash and cash equivalents	57.9	69.4
Restricted cash	71.7	33.9
Accounts receivable (less reserve of $69.4 and $67.9, respectively)	472.1	1,254.6
Gas inventory	244.1	526.9
Underrecovered gas and fuel costs	81.2	421.8
Materials and supplies, at average cost	84.9	72.0
Electric production fuel, at average cost	48.3	24.9
Price risk management assets	144.5	183.1
Exchange gas receivable	780.6	169.8
Regulatory assets	233.2	195.0
Prepayments and other	70.5	109.3

Total Current Assets	2,289.0	3,060.7

Other Assets
Price risk management assets	107.0	192.9
Regulatory assets	594.2	586.3
Goodwill	3,677.3	3,677.3
Intangible assets	489.4	495.8
Deferred charges and other	191.7	167.4

Total Other Assets	5,059.6	5,119.7

Total Assets	$17,088.7	$17,958.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Consolidated Balance Sheets (unaudited) (continued)

	June 30,	December 31,
(in millions, except share amounts)	2006	2005

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 272,711,758 and 272,622,905 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in-capital, net of deferred stock compensation	3,972.8	3,969.4
Retained earnings	987.4	981.6
Accumulated other comprehensive loss and other common stock equity	(91.2)	(20.7)

Total common stock equity	4,871.7	4,933.0
Preferred stocks—Series without mandatory redemption provisions	—	81.1
Long-term debt, excluding amounts due within one year	5,163.5	5,271.2

Total Capitalization	10,035.2	10,285.3

Current Liabilities
Current portion of long-term debt	441.8	440.7
Short-term borrowings	420.0	898.0
Accounts payable	329.8	866.7
Dividends declared on common and preferred stocks	62.8	1.1
Customer deposits	104.5	101.9
Taxes accrued	238.8	217.5
Interest accrued	90.1	86.2
Overrecovered gas and fuel costs	143.2	25.8
Price risk management liabilities	98.3	72.3
Exchange gas payable	854.3	425.2
Deferred revenue	37.9	51.3
Regulatory liabilities	35.6	46.3
Accrued liability for postretirement and postemployment benefits	61.0	61.1
Other accruals	319.3	549.1

Total Current Liabilities	3,237.4	3,843.2

Other Liabilities and Deferred Credits
Price risk management liabilities	64.6	22.2
Deferred income taxes	1,497.6	1,591.9
Deferred investment tax credits	65.8	69.9
Deferred credits	91.3	81.1
Deferred revenue	41.4	60.4
Accrued liability for postretirement and postemployment benefits	505.0	511.0
Liabilities of discontinued operations and liabilities held for sale	10.0	—
Regulatory liabilities and other removal costs	1,237.2	1,196.2
Asset retirement obligations	123.5	119.8
Other noncurrent liabilities	179.7	177.5

Total Other Liabilities and Deferred Credits	3,816.1	3,830.0

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$17,088.7	$17,958.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2006	2005

Operating Activities
Net income	$193.9	$245.3
Adjustments to reconcile net income to net cash from continuing operations:
Loss on early redemption of preferred stock	0.7	—
Depreciation and amortization	274.9	271.0
Net changes in price risk management assets and liabilities	16.7	(9.0)
Deferred income taxes and investment tax credits	(108.3)	(81.6)
Deferred revenue	(32.5)	(12.4)
Stock compensation expense	3.1	4.7
Gain on sale of assets	(0.8)	(1.4)
Loss on impairment of assets	5.9	21.8
Cumulative effect of change in accounting principle, net of taxes	(0.4)	—
Income from unconsolidated affiliates	(2.4)	(2.8)
Gain on sale of discontinued operations	(0.2)	(42.5)
Loss from discontinued operations	1.1	14.2
Amortization of discount/premium on debt	3.9	9.7
Other adjustments	(4.2)	(0.4)
Changes in assets and liabilities:
Accounts receivable	793.8	405.2
Inventories	259.6	241.7
Accounts payable	(547.2)	(250.0)
Customer deposits	2.5	0.5
Taxes accrued	12.9	38.5
Interest accrued	3.9	(0.9)
(Under) Overrecovered gas and fuel costs	458.1	247.0
Exchange gas receivable/payable	(172.8)	(61.8)
Other accruals	(155.7)	(71.4)
Prepayments and other current assets	37.5	5.1
Regulatory assets/liabilities	(25.5)	(27.6)
Postretirement and postemployment benefits	1.1	15.8
Deferred credits	(7.7)	(8.3)
Deferred charges and other noncurrent assets	(8.4)	(3.1)
Other noncurrent liabilities	16.5	6.6

Net Operating Activities from Continuing Operations	1,020.0	953.9
Net Operating Activities from or (used for) Discontinued Operations	0.7	(16.2)

Net Cash Flows from Operating Activities	1,020.7	937.7

Investing Activities
Capital expenditures	(267.6)	(243.1)
Proceeds from disposition of assets	7.6	7.4
Restricted cash	(43.5)	24.6
Other investing activities	3.1	(14.9)

Net Cash Flows used for Investing Activities	(300.4)	(226.0)

Financing Activities
Retirement of long-term debt	(42.5)	(81.0)
Change in short-term debt	(478.0)	(307.6)
Retirement of preferred shares	(81.1)	—
Issuance of common stock	2.1	32.1
Acquisition of treasury stock	(5.9)	(1.6)
Dividends paid — common shares	(126.4)	(124.9)

Net Cash Flows used for Financing Activities	(731.8)	(483.0)

Increase (Decrease) in cash and cash equivalents	(11.5)	228.7
Cash and cash equivalents at beginning of year	69.4	29.5

Cash and cash equivalents at end of period	$57.9	$258.2

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$185.1	$200.8
Interest capitalized	4.2	0.4
Cash paid for income taxes	166.0	92.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, net of taxes)	2006	2005	2006	2005

Net Income	$21.0	$39.0	$193.9	$245.3
Other comprehensive income (loss)
Net unrealized gains (losses) on cash flow hedges	(14.5)	(38.2)	(65.5)	16.2
Net gain (loss) on available for sale securities	1.2	(1.0)	0.9	0.5

Total other comprehensive income (loss)	(13.3)	(39.2)	(64.6)	16.7

Total Comprehensive Income (Loss)	$7.7	$(0.2)	$129.3	$262.0

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
NiSource does not anticipate ongoing operating results to be materially impacted by the adoption of SFAS No. 123R. Upon adoption of SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. NiSource anticipates that other than the requirement for expensing stock options, the outstanding share-based awards will continue to be accounted for substantially as they were prior to the adoption of SFAS No. 123R. For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $20.4 million, which will be amortized over the weighted-average remaining requisite service period of 2.7 years. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for 2005.

		Three Months	Six Months
		Ended June 30,	Ended June 30,
(in millions, except per share data)		2005	2005

Net Income
As reported		$39.0	$245.3
Add:	Stock-based employee compensation expense included in
	reported net income, net of related tax effects	1.9	2.9

Less:	Total stock-based employee compensation expense determined
	under the fair value method for all awards, net of tax	1.9	9.1

Pro forma		$39.0	$239.1

Earnings per share ($)
Basic	— as reported	0.15	0.91
	— pro forma	0.15	0.88
Diluted	— as reported	0.14	0.90
	— pro forma	0.14	0.88

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
FIN 48 — Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is 50% likely of being realized upon ultimate settlement. When determining whether a tax position meets this 50% threshold, it is to be based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. NiSource is currently reviewing the provisions of FIN 48 to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. This Interpretation is effective for fiscal years beginning after December 15, 2006.
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
At the annual meeting of stockholders held on May 10, 2005, NiSource’s stockholders approved proposed amendments to the 1994 Plan. The amendments (i) increased the maximum number of shares of NiSource common stock that may be subject to awards from 21 million to 43 million and (ii) extended the period during which awards could be granted to May 10, 2015 and extended the term of the plan until all the awards have been satisfied by either issuance of stock or the payment of cash. At June 30, 2006, there were 26,105,574 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. If a participant’s employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. However, awards may vest upon death, disability, or upon a change of control or retirement. There were 10,000 restricted shares outstanding at June 30, 2006, which were not a part of the time accelerated restricted stock award plan described below.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. These awards of restricted stock or restricted stock units generally vest over a period of six years or, in the case of restricted stock units at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at the end of the third year. At June 30, 2006, NiSource had 824,495 awards outstanding which contain the time-accelerated provisions. The total shareholder return measures established for the 2003 awards were not met as of December 31, 2005, therefore these grants will not have an accelerated vesting period. The measures for the 2004 awards were not met as of June 30, 2006, therefore these grants will not have an accelerated vesting period.
For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares.
The Amended and Restated Non-employee Director Stock Incentive Plan, which was approved by the Board and stockholders at the 2003 annual meeting, provides for the issuance of up to 500,000 shares of common stock to non-employee directors. The Plan provides for awards of common stock, which vest in 20% increments per year, with full vesting after five years. The Plan permits the granting of restricted stock units and allows for the award of nonqualified stock options, subject to immediate vesting in the event of the director’s death or disability, or a change in control of NiSource. If a director’s service on the Board is terminated for any reason other than retirement at or after age 70, death or disability, any shares of common stock not vested as of the date of termination are forfeited. As of June 30, 2006, 89,860 restricted shares and 104,303 restricted stock units had been issued under the Plan.
Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant. Stock option transactions for the first half of 2006 were as follows:

		Weighted Average
	Options	Option Price ($)

Outstanding at January 1, 2006	9,948,383	22.59
Granted	—	N/A
Exercised	(84,908)	19.84
Cancelled	(587,180)	23.60
Outstanding at June 30, 2006	9,276,295	22.55
Exercisable at June 30, 2006	9,276,295	22.55

The following table summarizes information on stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Exercise Price	Remaining Contractual	Number	Exercise Price
Prices Per Share ($)	Outstanding	Per Share ($)	Life in Years	Exercisable	Per Share ($)

17.53 - 20.45	1,441,793	19.57	5.6	1,441,793	19.57
20.46 - 23.38	5,709,566	22.09	6.9	5,709,566	22.09
23.39 - 26.30	1,788,186	25.19	4.0	1,788,186	25.19
26.31 - 29.22	336,750	29.22	1.9	336,750	29.22

	9,276,295	22.55	6.0	9,276,295	22.55

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
There were no stock appreciation rights outstanding at June 30, 2006.
No options were granted during the six months ended June 30, 2006. The fair value of each option granted during the six months ended June 30, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 4.1%. The weighted average fair value of the options granted during the six months ended June 30, 2005 was $3.34. The following assumptions were used:

June 30, 2005

Expected Life (yrs.)	4.2
Interest Rate	3.5 - 3.6%
Volatility	22.6%

NiSource recognized compensation cost of $3.1 million and $4.7 million in the first six months of 2006 and 2005, respectively, as well as related tax benefits of $1.1 million and $1.8 million, respectively. There were no modifications to awards as a result of the adoption of SFAS 123R.
As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $20.4 million, which will be amortized over the weighted-average remaining requisite service period of 2.7 years.
4. Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rate for 2006 and 2005, respectively, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarter and six months ended June 30, 2006 were 38.4% and 35.8%, respectively. The effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book/tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2006	2005	2006	2005

Denominator
Basic average common shares outstanding	272,399	271,172	272,371	270,752
Dilutive potential common shares
Nonqualified stock options	81	429	63	402
Shares contingently issuable under employee stock plans	560	884	560	884
Shares restricted under employee stock plans	126	622	114	590

Diluted Average Common Shares	273,166	273,107	273,108	272,628

6. Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. As of June 30, 2006, 861 employees were terminated as a result of the agreement with IBM, of which 554 became employees of IBM. During the second quarter of 2006, 41 employees were terminated, none of which became

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
employees of IBM. Adjustments to the restructuring liability were recorded mainly for changes in estimated expenses related to the outsourcing initiative. Adjustments in the estimated liability are reflected in “Operation and maintenance” expense.
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. As of June 30, 2006, the employment of 9 employees terminated as a result of the executive initiative, of whom 4 and 9 were terminated during the quarter and six months ended June 30, 2006, respectively. In part, this reduction has come through anticipated attrition and consolidation of basic positions.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Mitchell Station in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees. In connection with these earlier restructuring initiatives, a total of approximately 1,600 management, professional, administrative and technical positions were identified for elimination. As of June 30, 2006, 1,566 employees were terminated, of whom no employees were terminated during the quarter and six months ended June 30, 2006. Of the $8.3 million remaining restructuring liability from the Columbia merger and related initiatives, $8.1 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2005	Benefits Paid	Adjustments	June 30, 2006

Outsourcing initiative	$11.5	$(6.5)	$(2.1)	$2.9
Executive initiative	2.9	(1.7)	—	1.2
Columbia merger and related initiatives	10.1	(1.8)	—	8.3

Total	$24.5	$(10.0)	$(2.1)	$12.4

7. Discontinued Operations and Assets Held for Sale
The assets of discontinued operations and assets held for sale included net property, plant, and equipment of $57.3 million and $34.6 million at June 30, 2006 and December 31, 2005, respectively.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. One of these investments was disposed of in the first quarter of 2006 and four other investments will be sold or disposed of during 2006 and 2007. An impairment loss of $2.3 million was recorded in the second quarter of 2006, due to the current book value exceeding the estimated fair value of these investments. NiSource has accounted for the investments to be sold, valued at $10.2 million as of June 30, 2006 after impairment, as assets held for sale. Mortgage notes and other accrued liabilities related to these investments of $10.0 million are accounted for as liabilities held for sale.
NiSource Corporate Services is in the process of selling its Marble Cliff facility. An impairment loss of $2.5 million was recognized in the first quarter of 2006 due to the current book value exceeding the estimated fair value of the facility. NiSource has accounted for this facility, valued at $12.7 million as of June 30, 2006 after impairment, as assets held for sale. Additionally, in the second quarter of 2006 NiSource Corporate Services made a decision to sell a corporate aircraft with an approximate fair value of $9.6 million, which is accounted for as assets held for sale. An impairment loss of $0.9 million was recognized in the second quarter of 2006 based on the estimated market value of the aircraft.
NiSource Development Company is in the process of selling its Northern Indiana headquarters facility. NiSource has accounted for this facility, with a net book value of $1.8 million as of June 30, 2006, as assets held for sale.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
As part of PEI’s sale to Private Power in 2003, NiSource retained certain obligations with respect to the former PEI subsidiaries. NiSource retained operational guarantees related to environmental compliance, inventory balances, employee relations, and a contingent obligation to Private Power that could be triggered if U.S. Steel Gary Works exercised a purchase option under its agreement with a former PEI subsidiary. At the time of the sale, NiSource allocated $0.6 million to this contingent option obligation. However, in November 2005, U.S. Steel Gary Works announced its intent to exercise the purchase option. As a result, in the fourth quarter of 2005, NiSource accrued an additional $7.4 million for the settlement of this obligation. In the second quarter of 2006, NiSource paid Private Power a sum of approximately $8.0 million to settle this obligation.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The Sand Creek Golf Club assets were included in assets of discontinued operations at March 31, 2006. In June 2006, the assets of the Sand Creek Golf Club valued at $11.9 million and additional properties, were sold to a private real estate development group. An after-tax loss of $0.2 million was recorded in June 2006. As a result of the June transaction with the private developer, at June 30, 2006, $4.3 million of assets, representing an estimate of future property to be sold during the next twelve months, are reflected as assets held for sale.
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
Results from discontinued operations from NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land and adjustments for NiSource’s former exploration and production subsidiary, CER, and water utilities are provided in the following table:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2006	2005	2006	2005

Revenues from Discontinued Operations	$1.8	$2.1	$3.1	$3.8

Loss from discontinued operations	(1.1)	(18.1)	(1.8)	(21.8)
Income tax benefit	(0.4)	(6.1)	(0.7)	(7.6)

Net Loss from Discontinued Operations	$(0.7)	$(12.0)	$(1.1)	$(14.2)

8. Regulatory Matters
Gas Distribution Operations Related Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. As of June 2006, approximately 678 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers were using an alternate supplier.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that provides for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. Columbia of Ohio commenced recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. On May 31, 2006, the PUCO approved Columbia of Ohio’s application to increase its Uncollectible Expense Rider rate. This application was based on projected annual bad debt recovery requirements of $37.0 million. As of June 30, 2006, Columbia of Ohio has $41.0 million of uncollected accounts receivable pending future recovery.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
On November 21, 2005, Columbia of Ohio filed an application with the PUCO, requesting authority to increase its PIP rider rate from $.0821/Mcf to $.6449/Mcf. This filing provided for the recovery of Columbia of Ohio’s deferred PIP balance over a twelve-month period plus the expected level of arrears during the succeeding twelve-month period. On December 23, 2005, Columbia of Ohio supplemented its application, and as an alternative offered to extend the recovery period for its deferred balance over 36 months, with carrying costs. This filing provided, in the alternative, for the implementation of a revised PIP rate of $.4004/Mcf. Columbia of Ohio’s Supplement to its Application indicated that the PIP rate contained in its November 21, 2005 application would be billed absent express PUCO approval of the alternative within the 45-day review process. The PUCO took no action within the 45-day period, and on January 9, 2006, Columbia of Ohio filed revised tariffs to reflect the new $.6449/Mcf PIP rider rate, effective with February 2006 bills. On February 1, 2006, the PUCO issued an Entry in which it indicated that it had approved Columbia of Ohio’s application (as supplemented) on the 46th day after the filing (January 6, 2006). On February 28, 2006, Columbia of Ohio filed revised tariffs, reflecting the lower PIP rider rate of $.4004 /Mcf and an extension of the recovery period for its deferred balance over 36 months, with carrying costs, to be effective with bills rendered on and after March 2, 2006. On February 6, 2006, the Office of the Consumers’ Counsel filed an application for rehearing. By Entry on Rehearing dated March 7, 2006, the PUCO denied the application for rehearing. On April 6, 2006, the Office of Consumers’ Counsel and other consumer groups filed a second application for rehearing. Columbia of Ohio filed a memorandum contra on April 17, 2006. By Entry on Rehearing dated May 3, 2006, the PUCO denied consumer groups’ second applications for rehearing.
On November 2, 2005, Columbia of Virginia filed an Application with the VSCC for approval of a performance based rate-making methodology (“PBR Plan”), which would freeze non-gas cost rates at their current levels for five years beginning January 1, 2006. The VSCC issued a Preliminary Order on November 9, 2005 that docketed the PBR Plan and simultaneously initiated an investigation (“Investigation”) into the justness and reasonableness of Columbia of Virginia’s current rates, charges and terms and conditions of service. The Preliminary Order initially required Columbia of Virginia to file the schedules typically required for a general rate case application on or before February 3, 2006. By Order dated January 4, 2006, the VSCC granted a Columbia of Virginia Motion to extend the filing of schedules until May 1, 2006 and issued a further Order on April 21, 2006 extending the time to file certain of the schedules until May 8, 2006. The required schedules were filed on May 1, 2006 and May 8, 2006. The VSCC issued an Order for Notice and Hearing on May 19, 2006. Columbia of Virginia filed testimony in support of its filings on May 19, 2006, June 1, 2006 and June 16, 2006. A hearing in these matters is scheduled to commence on November 29, 2006.
In accordance with the IURC’s 1999 Order that permits Northern Indiana to utilize a flexible GCA mechanism to recover its pipeline demand costs annually and changes in commodity gas costs monthly, Northern Indiana filed GCA7, covering the period November 1, 2005 through October 31, 2006 on August 29, 2005. The IURC approved Northern Indiana’s GCA 7 on July 26, 2006.
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
On May 16, 2006, Northern Indiana filed a petition to simplify its residential rate structure, stabilize revenue streams and provide the company incentives to encourage energy efficiency measures. A hearing on the cause is set for the fourth quarter of 2006 with full resolution anticipated in the first quarter 2007.
Gas Transmission and Storage Operations Related Matters
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
On July 20, 2006, the FERC issued a declaratory order in response to a petition filed by Tennessee Gas Pipeline. The petition related to a Tennessee Gas Pipeline request to establish an interconnection with the Columbia Gulf operated portion of the Blue Water Pipeline system. Columbia Gulf has a long-standing practice of providing interconnections with other interstate pipelines only as long as there is an interconnection agreement in place that governs the rules of the interconnection. Among other things, these agreements help protect the integrity of Columbia Gulf’s system and the reliability of service to its customers. The Commission ruled that Tennessee Gas Pipeline’s interconnection request should be governed by the existing Blue Water Pipeline operating agreement between Columbia Gulf and Tennessee Gas Pipeline.
In the declaratory order, the FERC also referred the matter to the Office of Enforcement to determine if there should be any action taken against Columbia Gulf for failing to comply with prior orders that directed Columbia Gulf to allow Tennessee Gas Pipeline to make an interconnection. Columbia Gulf has acted in good faith throughout the proceeding and is disappointed with FERC’s referral of this matter to the Office of Enforcement. However, Columbia Gulf is cooperating with the Office of Enforcement while Columbia Gulf considers whether to seek rehearing of the declaratory order issued by the FERC in this matter.
Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The credits will continue beyond the minimum period at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates subsequent to the minimum period. The order provides a rate moratorium through July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $22.9 million and $29.2 million were recognized for electric customers for the first half of 2006 and 2005, respectively.
As part of Northern Indiana’s use of the MISO’s transmission service, Day 1, Northern Indiana incurs transmission charges, based upon the FERC-approved tariff, as well as administrative fees, which relate to the MISO’s management and operations of the transmission system. Day 1 transmission charges are recovered through the FAC process. During 2004, an IURC order denied recovery or deferral of Day 1 administrative fees during Northern Indiana’s rate moratorium. Day 2 charges consist of fuel-related and non-fuel-related categories. On June 1, 2005, the IURC issued an order authorizing Northern Indiana to recover fuel-related Day 2 costs. The order denied recovery or deferral of non-fuel Day 2 costs during Northern Indiana’s rate moratorium, which expires July 31, 2006. The June 2005 order was unclear as to the categorization of certain types of MISO charges as to whether they were fuel or non-fuel. Pending a clarifying order on these charges, a reserve was established for the charges, net of credits. On February 17, 2006, a settlement agreement was filed in cause 42962 providing for recovery through the FAC process of these charges, subject to an agreed upon standard of reasonableness for the charges. The settling parties are Northern Indiana, Indianapolis Power & Light, Vectren Energy Delivery of Indiana, Inc. and the OUCC. The IURC approved Northern Indiana’s FAC-69 and FAC-70 filings, in January 2006 and April 2006, respectively, but noted in both orders that this particular category of charges was approved “subject to refund” and subject to final orders. On May 4, 2006, the IURC issued an order, ruling that these charges were to be classified as fuel charges and were therefore recoverable through the FAC mechanism, beginning with charges incurred on December 9, 2005. As a result, a refund of $9.4 million will be required for charges related to the period April 1, 2005 through December 8, 2005. Northern Indiana had provided for a reserve of $8.7 million through December 2005. The actual amount of the refund was slightly more than the amount of the reserve, due to adjustments and MISO resettlements. As part of the established settlement process with market participants, MISO uses “resettlement” statements to make adjustments related to prior operating periods. Amounts related to these adjustments cannot be anticipated or estimated in advance. Northern Indiana records these amounts when billed. As a result of the ruling, amounts permitted to be recovered through the FAC totaled approximately $1.7 million for the first six months of

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
2006. The Day 2 non-fuel category includes costs recorded as non-recoverable in net revenues, which amounted to $10.5 million for the first half of 2006. These costs began in April 2005 and totaled $5.4 million for the year 2005. Day 1 and Day 2 administrative fees, which were recorded as non-recoverable operating expenses, totaled $2.5 million for the first half of 2006 and were $5.1 million for the year 2005. Northern Indiana is authorized to begin the deferral of all non-fuel and administrative MISO charges incurred after July 31, 2006 for consideration in a future rate proceeding.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff by not assessing revenue sufficiency guarantee charges on virtual bids and offers. The FERC ordered MISO to perform a resettlement of these charges back to April 1, 2005. Although the amount of resettlements applicable to Northern Indiana cannot be quantified at this time, it is not expected to be material.
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. On January 18, 2006, the IURC issued a final order dismissing, without prejudice, this cause and the related settlement agreement finding that the agreement entered into between the City of Gary and Northern Indiana lacks essential terms necessary for it to be a valid and enforceable contract under Indiana law. Northern Indiana, with input from a broad based stakeholder group, is evaluating the appropriate course of action for the Mitchell Station facility in light of Northwest Indiana’s need for that property and the substantial costs associated with restarting the facility.
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO. A hearing in this matter was held in December 2004. Northern Indiana will withdraw this petition if the final order from the IURC in cause 42824 approves recovery of intermediate dispatchable power costs incurred in August to December 2005 (described below).
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
On May 23, 2006, Northern Indiana, Whiting Clean Energy, TPC and Intervenor Board of Commissioners of LaPorte County, Indiana filed a proposed settlement agreement in cause 42824 (described above) requesting IURC approval. The settlement requires Northern Indiana to refund $2.0 million (less attorneys fees) associated with the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
intermediate dispatchable power purchases. Northern Indiana recorded a reserve for this amount in the second quarter of 2006. IURC approval is pending.
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
Northern Indiana filed FAC-69 on November 3, 2005. This filing included a reconciliation of actual intermediate dispatchable power purchases for August and September 2005. The filing also included recovery of certain MISO charges under consideration in cause 42962 (described above). The order approving the FAC-69 factor was issued January 11, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above).
Northern Indiana filed FAC-70 on February 6, 2006. This filing included a reconciliation of actual intermediate dispatchable power purchases for October, November and December 2005. The filing also included recovery of certain MISO charges under consideration in cause 42962 (described above). The order approving the FAC-70 factor was issued April 20, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above).
Northern Indiana filed FAC-71 on June 26, 2006. This filing included $8.6 million of the required refund of MISO related costs for the period April 1, 2005 through December 8, 2005, consistent with the IURC’s May 4, 2006 order (see above). On July 21, 2006, the IURC issued an order approving the FAC-71 rates and creating a sub-docket to review the treatment of purchased power and related costs within the FAC proceeding.
FAC-72, scheduled for filing in the third quarter of 2006, will include a refund for the remaining $0.8 million of MISO-related costs.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 21, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $306 million. The ECRM revenues amounted to $12.9 million for the six months ended June 30, 2006, and $64.6 million from inception to date, while EERM revenues were $6.2 million for the six months ended June 30, 2006, and $14.9 million from inception to date. On February 3, 2006, Northern Indiana filed ECR-7 simultaneously with EER-3 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $230.6 million and depreciation and operating expenses of $18.3 million through December 31, 2005. On March 29, 2006, the IURC approved Northern Indiana’s ECR-7 filing. ECR-8 is scheduled to be filed in August 2006.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans announced by Jupiter. On December 21, 2005, Jupiter filed with the Indiana Court of Appeals a verified motion for remand asking that the case be moved to the IURC for further proceedings. On March 15, 2006, the Court of Appeals denied Jupiter’s motion for remand. On March 30, 2006, Jupiter filed a second complaint with the IURC, in which Jupiter alleges

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
service problems and seeks additional relief. On May 19, 2006, Jupiter also filed a complaint in state court against Northern Indiana seeking recovery of damages based on the same alleged service problems. Northern Indiana has moved to stay this state court action pending resolution of the IURC proceedings.
9. Risk Management and Energy Trading Activities
NiSource uses commodity-based derivative financial instruments primarily to manage commodity price risk and interest rate risk exposure in its business as well as for commercial and industrial sales and some trading. NiSource accounts for its derivatives under SFAS No. 133. Under SFAS No. 133, if certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction.
NiSource’s derivatives on the Consolidated Balance Sheets at June 30, 2006 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$137.6	$6.9	$144.5
Other assets	107.0	—	107.0

Total price risk management assets	$244.6	$6.9	$251.5

Price risk management liabilities
Current liabilities	$(76.9)	$(21.4)	$(98.3)
Other liabilities	(64.2)	(0.4)	(64.6)

Total price risk management liabilities	$(141.1)	$(21.8)	$(162.9)

NiSource’s derivatives on the Consolidated Balance Sheets at December 31, 2005 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$152.6	$30.5	$183.1
Other assets	185.5	7.4	192.9

Total price risk management assets	$338.1	$37.9	$376.0

Price risk management liabilities
Current liabilities	$(63.4)	$(8.9)	$(72.3)
Other liabilities	(22.2)	—	(22.2)

Total price risk management liabilities	$(85.6)	$(8.9)	$(94.5)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
The hedging activity for the quarter and six months ended June 30, 2006 and 2005 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, net of taxes)	2006	2005	2006	2005

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$99.7	$148.1	$150.7	$93.7

Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	(13.1)	(26.7)	(64.8)	25.8

Reclassification adjustment for net gain included in net income	(1.4)	(11.5)	(0.7)	(9.6)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$85.2	$109.9	$85.2	$109.9

During the second quarter of 2006 and 2005, zero and $0.1 million, net of taxes respectively, were recognized in earnings due to the change in time value of certain derivative instruments. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the second quarter of 2006 and 2005, NiSource reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in other comprehensive income of approximately $41.3 million, net of taxes.
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
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. Columbia of Virginia started a program in April 2005 similar to the Northern Indiana PPS, which allows non-jurisdictional customers the opportunity to lock in their gas cost. These derivative programs are accounted for as cash flow hedges.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that match the anticipated delivery needs of the program. This derivative program is accounted for as a cash flow hedge.
As part of the new MISO Day 2 initiative, Northern Indiana was allocated FTRs. These rights protect Northern Indiana against congestion losses due to the new MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. Additionally, Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These derivative programs must be marked to fair value, but because these

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
derivatives are used within the framework of their cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of there derivatives.
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
Columbia Energy Services has fixed price gas delivery commitments to three municipalities in the United States. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These commodity swap derivatives are accounted for as cash flow hedges.
Commodity price risk programs included in price risk assets and liabilities:

	June 30, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas price volatility program derivatives	$4.6	$(14.6)	$35.7	$—
PPS program derivatives	0.6	(2.7)	1.8	(2.5)
DependaBill program derivatives	—	(0.6)	1.6	—
MISO FTR program derivatives	—	(0.1)	2.2	(0.4)
Power price volatility program derivatives	—	(1.3)	—	—
Regulatory incentive program derivatives	0.5	(4.3)	—	(8.5)
Forward purchase agreements derivatives	176.8	—	266.7	—

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
Interest rate risk activities programs included in price risk management assets and liabilities:

	June 30, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities

Interest rate swap derivatives	$—	$(57.4)	$—	$(12.2)

Marketing and Trading Activities. The remaining operations of TPC primarily involve commercial and industrial gas sales. In the second quarter of 2006, TPC, on behalf of Whiting Clean Energy, has also entered into power and gas derivative contracts to manage price risk associated with operating Whiting Clean Energy. These power and gas trading derivatives relating to the expected operation of Whiting Clean Energy are not being accounted for as hedges.
Marketing and trading programs included in price risk management assets and liabilities:

	June 30, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas marketing program derivatives	$67.2	$(80.4)	$68.0	$(70.9)
Gas trading program derivatives	0.8	(0.8)	—	—
Power trading program derivatives	1.0	(0.7)	—	—

10. Goodwill Assets
NiSource’s goodwill assets at June 30, 2006 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill balances at June 30, 2006 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
In the quarter ended June 30, 2006, NiSource performed its annual impairment test of goodwill associated with the purchases of Columbia, Northern Indiana Fuel and Light and Kokomo Gas. The results of the June 30, 2006 impairment test indicated that no impairment charge was required. For the purpose of testing for impairment the goodwill recorded in the acquisition of Columbia, the related subsidiaries were aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. NiSource uses the discounted cash flow method to estimate the fair value of its reporting units for the purposes of this test.
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
The following tables provide the components of the plans’ net periodic benefits cost for the second quarter and six months ended June 30, 2006 and 2005:

	Pension Benefits		Other Benefits
Three Months Ended June 30, (in millions)	2006	2005	2006	2005

Net periodic cost
Service cost	$10.6	$10.4	$2.4	$2.3
Interest cost	31.3	32.0	10.1	10.5
Expected return on assets	(43.9)	(41.1)	(4.6)	(4.0)
Amortization of transitional obligation	—	—	2.0	2.5
Amortization of prior service cost	1.5	2.6	0.1	0.2
Recognized actuarial loss	4.6	4.3	1.5	1.0

Net Periodic Benefits Cost	$4.1	$8.2	$11.5	$12.5

	Pension Benefits		Other Benefits
Six Months Ended June 30, (in millions)	2006	2005	2006	2005

Net periodic cost
Service cost	$21.3	$20.8	$4.7	$4.6
Interest cost	62.5	64.0	20.2	20.9
Expected return on assets	(87.8)	(82.2)	(9.2)	(8.0)
Amortization of transitional obligation	—	—	4.0	4.9
Amortization of prior service cost	3.0	5.2	0.2	0.4
Recognized actuarial loss	9.2	8.6	3.1	1.9
Settlement loss	—	0.4	—	—

Net Periodic Benefits Cost	$8.2	$16.8	$23.0	$24.7

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Changes in NiSource’s liability for asset retirement obligations for the first half of 2006 are presented in the table below:

Six Months Ended June 30, (in millions)	2006

Beginning Balance	$119.8
Accretion	3.7

Ending Balance	$123.5

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
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143 and FIN 47. The amount of the other costs of removal reflected as a component of NiSource’s accumulated depreciation and amortization was approximately $1.2 billion and $1.1 billion at June 30, 2006 and December 31, 2005, respectively, based on rates for estimated removal costs embedded in composite depreciation rates. Upon the adoption of SFAS No. 143 on January 31, 2003, NiSource reclassified its cost of removal from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets.
For the three months ended June 30, 2006, NiSource accrued $1.9 million of accretion, of which $0.2 million was expensed and $1.7 million was recorded as a regulatory asset. For the six months ended June 30, 2006, NiSource accrued $3.7 million of accretion, of which $0.5 million was expensed and $3.2 million was recorded as a regulatory asset. For the three and six months ended June 30, 2005, NiSource accrued $0.1 million and $0.2 million of accretion, respectively, of which the majority of it was expensed. NiSource anticipates that the depreciation and accretion amounts to be recognized in 2006 associated with its asset retirement obligation assets and liabilities will be $2.8 million and $7.5 million, respectively, and will primarily be recorded as a regulatory asset or liability pursuant to SFAS No. 71.
13. Redemption of Preferred Stock
On April 14, 2006, Northern Indiana redeemed all of its outstanding cumulative preferred stock, having a total redemption value of $81.6 million.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
14. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at June 30, 2006 and the years in which they expire were:

(in millions)	Total	2006	2007	2008	2009	2010	After

Guarantees of subsidaries debt	$4,967.1	$253.3	$32.5	$8.8	$464.1	$1,002.2	$3,206.2
Guarantees supporting commodity transactions of subsidiaries	751.4	234.4	258.8	37.5	41.1	—	179.6
Lines of credit	420.0	420.0	—	—	—	—	—
Letters of credit	91.7	7.8	19.5	64.4	—	—	—
Other guarantees	154.9	—	1.0	7.6	3.9	—	142.4

Total commercial commitments	$6,385.1	$915.5	$311.8	$118.3	$509.1	$1,002.2	$3,528.2

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
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $751.4 million of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate commitment level to $1.5 billion and extending the termination date to July 2011. During November 2005, NiSource Finance also entered into a $300 million nine-month revolving credit agreement with Dresdner Kleinwort Wasserstein LLC that expires September 5, 2006. At June 30, 2006, NiSource had $120.0 million outstanding under the five-year revolving credit facility, and $300.0 million outstanding under the nine-month credit facility. Through the five-year revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $91.7 million for the benefit of third parties.
Other Guarantees or Obligations. On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into an agreement to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued a guarantee securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters, which is expected to be in the second quarter of 2008. As of June 30, 2006, Hardy Storage borrowed $38.0 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.0 million related to the fair value of its guarantee securing payment for 50% the $38.0 million borrowed. Hardy Storage borrowed an additional $11.3 million and $5.3 million in July 2006 and August 2006, respectively, for which Columbia Transmission recorded an additional liability of approximately $0.4 million for its respective guarantee related to these amounts.
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
NiSource has purchase and sales agreement guarantees totaling $82.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
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
As of June 30, 2006, a reserve of approximately $67 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.
Gas Distribution Operations.
At a property in the City of Staunton Virginia the current property owner has been issued notice by the EPA that they need to evaluate potential impacts associated with a gasoline station and a former manufactured gas plant. The property owner is seeking contribution from Columbia of Virginia. Columbia of Virginia is currently assessing its liability in relation to the property.
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
On July 5, 2006, Columbia Gulf submitted the NOx SIP Call Compliance Plan to the State of Kentucky pending approval. This Plan would reduce NOx emissions by 950 tons per ozone season starting May 1, 2007. Currently Columbia Gulf anticipates installation of approximately $6 million to $8 million in NOx controls to achieve these reductions. The effects of other recent EPA actions on Transmission and Storage Operations cannot be determined at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Columbia Transmission discovered and notified the State of West Virginia of compliance issues associated with turbine operations at two of its facilities. Columbia Transmission is currently finalizing resolution of this issue.
On June 29, 2006, Columbia Transmission entered into a Consent Agreement with Region III EPA related to the management of coal tar based pipe wrap. The Consent Agreement requires that Columbia Transmission, and its contractor, pay a civil penalty totaling $180,000.
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
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern States, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. On March 15, 2006, the EPA signed three related rulemakings providing final regulatory decisions on implementing the CAIR. The EPA, in one of the rulings, denied several petitions for reconsideration of various aspects of the CAIR, including requests by Northern Indiana to reconsider SO2 and NOx allocations. The main rulemaking established federal implementation plans, or FIPs, for power plants to ensure that the emissions reductions required by the CAIR are achieved on schedule and provide criteria, whereby SIPs that meet a majority of the federal requirements or abbreviated SIPs could be approved if submitted by the states within six months of the September 2006 deadline. As an affected state, Indiana initiated state rule making in June 2005, for creating rules detailing how it will implement the federal rule and meet the emission caps. Indiana structured, and preliminarily adopted in June 2006, a draft rule to meet the EPA abbreviated CAIR SIP requirements and should therefore be eligible for a six-month extension of the submittal deadline. Accordingly, Indiana anticipates that the state CAIR rule will be finalized by March of 2007. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
On May 31, 2006, the EPA took final action on petitions to reconsider two actions regarding the air pollutant Mercury: 1) Its determination that regulation of electric utility steam generating units under section 112 of the Clean Air Act was neither necessary nor appropriate (the section 112 rule); and 2) The Clean Air Mercury Rule. Following the promulgation of the final section 112 rule, EPA received two petitions for reconsideration. In response to the two petitions, the EPA agreed to reconsider certain aspects of the final section 112 rule. After considering the petitions and the information that was submitted during the public comment period, the EPA determined that its original rule was correct. Indiana is developing a rule to implement the EPA Clean Air Mercury Rule. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
On June 29, 2006, the IDEM held a public hearing to satisfy the public notice requirements for its proposed petition to the EPA to redesignate the Indiana counties of Lake and Porter to attainment of the 8-hour ozone NAAQS. The petition included EPA required technical and procedural information, as well as optional technical information, supporting the IDEM’s redesignation request, as well as state plans to maintain the NAAQS upon the EPA redesignation, if granted. Upon promulgation of the EPA and subsequent IDEM regulations to implement the redesignation to attainment, new source review rules would change from nonattainment new source review rules to prevention of significant deterioration while measures responsible for existing emission reductions would continue. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the outcome or timing of the approval of the petition.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Water. The Great Lakes Water Quality Initiative program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana’s three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. All issues in subsequent litigation related to the EPA’s actions have been resolved with the exception of the EPA’s disapproval of the IDEM method for testing whole effluent toxicity. The water discharge permit for Michigan City Generating Station has been issued and became effective on April 1, 2006. Engineering studies have begun to determine specific compliance costs for this facility. The permit for the Bailly Generating Station was issued on June 26, 2006, and will become effective on August 1, 2006. Pending review and analysis of this permit, the cost of complying with the permit requirements cannot be estimated at this time.
15. Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss, which is included in “Common stock equity,” on the Consolidated Balance Sheets.

	June 30,	December 31,
(in millions)	2006	2005

Other comprehensive income (loss), before taxes:
Unrealized gains on securities	$2.0	$0.3
Tax (expense) on unrealized gains on securities	(1.0)	(0.3)
Unrealized gains on cash flow hedges	126.8	228.5
Tax (expense) on unrealized gains on cash flow hedges	(41.6)	(77.8)
Minimum pension liability adjustment	(260.1)	(260.1)
Tax benefit on minimum pension liability adjustment	103.8	103.8

Total Accumulated Other Comprehensive Loss, net of taxes	$(70.1)	$(5.6)

16. Business Segment Information
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2006	2005	2006	2005

REVENUES
Gas Distribution Operations
Unaffiliated	694.1	748.8	2,874.4	2,766.9
Intersegment	3.0	0.5	7.4	(0.3)

Total	697.1	749.3	2,881.8	2,766.6

Gas Transmission and Storage Operations
Unaffiliated	146.9	137.9	305.4	296.1
Intersegment	52.3	57.9	125.4	129.4

Total	199.2	195.8	430.8	425.5

Electric Operations
Unaffiliated	302.5	281.8	609.0	563.6
Intersegment	0.4	0.4	0.8	1.3

Total	302.9	282.2	609.8	564.9

Other Operations
Unaffiliated	168.1	186.8	495.5	410.6
Intersegment	4.9	4.8	18.9	9.8

Total	173.0	191.6	514.4	420.4

Adjustments and eliminations	(60.3)	(63.3)	(152.5)	(139.3)

Consolidated Revenues	$1,311.9	$1,355.6	$4,284.3	$4,038.1

Operating Income (Loss)
Gas Distribution Operations	(6.0)	5.7	200.0	280.6
Gas Transmission and Storage Operations	79.0	76.8	189.3	186.3
Electric Operations	63.3	61.0	131.4	126.4
Other Operations	(4.7)	(8.5)	(14.8)	(13.7)
Corporate	—	(15.2)	(6.7)	(22.1)

Consolidated Operating Income	$131.6	$119.8	$499.2	$557.5

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
For the six months ended June 30, 2006, income from continuing operations was $194.4 million, or $0.71 per share. This compares to income from continuing operations of $217.0 million, or $0.80 per share, for the year-ago period. The difference was primarily due to lower net revenues due to the mild winter weather and declines in residential usage by natural gas utility customers. Weather was 14% warmer than normal and 15% warmer than a year ago. Weather reduced net revenues in NiSource’s Gas Distribution Operations business segment by approximately $63 million during the first half of 2006. Gas Distribution Operations net revenues were also reduced by approximately $16 million due to residential usage declines. Residential usage declines are likely to continue to adversely impact the operating results of Gas Distribution Operations. Offsetting these revenue declines within Gas Distribution Operations were net revenue increases within Gas Transmission and Storage Operations and Electric Operations.
Excluding increases in expenses that are recovered through regulatory trackers, which are offset in net revenues (see discussion below), operating expenses decreased by approximately $18 million. This decrease was due primarily to lower restructuring and transition costs associated with the IBM agreement and lower asset impairment charges recorded this year. Partially offsetting these decreases were operating expense increases in the Gas Transmission and Storage Operations Segment primarily due to higher pipeline integrity and employee administrative expenses and higher depreciation charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource is recognizing interest expense savings due to the refinancing of $2.4 billion in long-term debt during 2005. Interest expense was reduced by $16.8 million for the six months ended June 30, 2006, compared with the year-ago period.
NiSource continues to focus on its four-point platform for long-term, sustainable growth. This plan is centered on its portfolio of low-risk, regulated assets: commercial and regulatory initiatives; commercial growth and expansion of the gas transmission and storage business; financial management of the balance sheet; and expense management. Following are updates related to these initiatives.
Commercial and Regulatory Initiatives
Sales of Shorter-Term Transportation and Storage Services. Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. A newly redeveloped, Houston-based commercial team has capitalized on these opportunities. Columbia Transmission entered into contracts that represent revenues in excess of $30 million of shorter-term business for 2006, $19.2 million of which was recorded during the first six months ended June 30, 2006. Columbia Gulf’s mainline throughput increased by 3.0% over 2005 due to the increased utilization of these services.
Regulatory Trackers. Comparability of Gas Distribution Operations line item operating results are impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. Approximately $29.8 million of the increase in operating expenses for the Gas Distribution Operations segment consisted of expenses that were subject to a tracker and offset by a corresponding increase to net revenues reflecting recovery of certain costs.
NiSource remains focused on the effects of customer conservation and is taking steps to address this issue, particularly through regulatory initiatives. NiSource anticipates making filings in various jurisdictions this year and next year, either through broader rate proceedings or specific mechanisms such as rate design, decoupling or other initiatives developed to moderate the impact of conservation.
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
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Hardy Storage. Construction of the Hardy Storage project in West Virginia has begun and on June 29, 2006, the project financing closed at which time the first tranche of $38 million of interim notes were issued at 5.95%. Subsequently, Hardy Storage borrowed an additional $11.3 million and $5.3 million under an associated revolving facility during July 2006 and August 2006, respectively.
Millennium Pipeline. Millennium Pipeline, as well as companion upstream and downstream projects, are proceeding with the regulatory approval process even as the project’s projected in-service date recently was extended to November 1, 2008, or earlier if feasible. Pending regulatory approvals, the project’s partners expect to begin construction activities during 2007. Millennium is anchored by long-term agreements with Consolidated Edison and KeySpan. Columbia and Central Hudson also hold long-term agreements on Millennium. The redistribution of equity among partners in the Millennium Pipeline is now complete, with NiSource subsidiary Columbia Transmission holding a 47.5% equity stake.
Eastern Market Expansion. Eastern Market Expansion, a combined storage and transportation project designed to meet core market growth in the mid-Atlantic region that already has several binding customer agreements continues with pre-filing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Financial Management of the Balance Sheet
Interest Expense Savings. Interest expense, net was $188.7 million for the six months ended June 30, 2006, a decrease of $16.8 million compared to the first six months of 2005. This decrease was due to the refinancing of $2.4 billion in long-term debt at lower rates during 2005, partially offset by higher short-term interest rates. This improvement was partially offset by lower interest income and higher costs related to the sale of accounts receivable which both contributed to the $9.2 million change in other income (deductions).
Expense Management
Operating Expenses. Operating expenses for the first six months of 2006 were $1,123.0 million, an increase of $14.3 million from the 2005 period. Excluding expenses that are recovered through regulatory trackers and corresponding increases in net revenues, operating expenses decreased by approximately $18 million. This decrease was due primarily to lower restructuring and transition costs associated with the IBM agreement and lower asset impairment charges recorded this year. Partially offsetting these decreases were operating expense increases in the Gas Transmission and Storage Operations Segment primarily due to higher pipeline integrity and employee administrative expenses and higher depreciation charges.
NiSource renewed both of the onshore property and casualty insurance programs on July 1, 2006. As a result of the demand for limited insurance capacity for offshore exposures, particularly the Gulf of Mexico, the offshore property program was renewed on June 1, 2006. NiSource sustained an increase of approximately $8 million in property insurance costs directly attributable to the increase in insurance premiums for offshore and onshore facilities located in or near the Gulf of Mexico. Casualty premiums remained relatively flat compared to the previous year. Such increases and restrictions in coverage for Gulf of Mexico windstorm exposures were driven by the overall poor underwriting experience of the insurance industry over the past few years, resulting from the unprecedented losses sustained from hurricanes such as Ivan, Katrina and Rita.
2006 Outlook
NiSource had disclosed in its quarterly report ending March 31, 2006 an expectation of income from continuing operations for 2006 to be between $1.33 to $1.43 basic EPS. This expectation considered the unfavorable weather impact of 9 cents per share that occurred during the first quarter 2006. NiSource now believes that attaining this guidance will be unlikely, primarily as a result of increased customer attrition and reduced customer usage of natural gas. NiSource’s initial earnings guidance included an assumption that usage declines would return to historic levels of 0.5% to 1%, as compared to its current view that the decline could approximate 5%. Customer attrition has also increased significantly from historic levels of about 0.5% to approximately 1.2%. The projected impact of these issues is a reduction in net revenues of nearly $40 million, or 10 cents per share, compared with the levels underlying NiSource’s initial earnings guidance for the year. In addition, lower net interest savings are projected to increase interest expense and decrease other income by $12 million, or 3 cents per share, compared with the initial 2006 earnings guidance. NiSource has elected to not provide a reforecast of earnings for 2006 at this time.
Results of Operations
Quarter Ended June 30, 2006
Net Income
NiSource reported net income of $21.0 million, or $0.08 per share, for the three months ended June 30, 2006, compared to net income of $39.0 million, or $0.15 per share, for the three months ended June 30, 2005. Operating income was $131.6 million, an increase of $11.8 million from the same period in 2005. All per share amounts are basic EPS. Basic average shares of common stock outstanding at June 30, 2006 were 272.4 million compared to 271.2 million at June 30, 2005.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. Approximately $7 million of the increase in operating expenses was offset by a corresponding increase to net revenues reflecting recovery of these costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2006, were $641.5 million, a $12.4 million decrease from the same period last year. Excluding the impact of $7 million of trackers discussed above, net revenues decreased by approximately $19 million. The decrease in net revenues was primarily due to weather adversely affecting Gas Distribution Operations by approximately $17 million and Electric Operations by approximately $8 million. Gas Transmission and Storage Operations realized a net revenue increase of $5.9 million from the same period in 2005 due primarily to $14.7 million in increased sales of shorter-term transportation and storage services, which were partially offset by an $8.9 million benefit in the comparable quarter last year realized for a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract.
Expenses
Operating expenses for the second quarter 2006 were $509.9 million, a decrease of $24.2 million from the 2005 period. Excluding increases in expenses that are recovered through regulatory trackers and corresponding increases in net revenues (see discussion above), operating expenses decreased approximately $31 million. This decrease was primarily due to impacts in the second quarter of 2005 which included $20.9 million of restructuring and transition charges associated with the IBM outsourcing initiative, a $10.9 million goodwill impairment loss related to Kokomo Gas and a $10.9 million charge for obsolete software systems. During the second quarter of 2006, NiSource recorded $3.3 million of asset impairment charges and $2.9 million of transition costs related to the IBM outsourcing initiative. In addition, operating expenses increased within the Gas Transmission and Storage Operations Segment by $3.7 million due primarily to higher pipeline integrity expenses and by $3.4 million in the Electric Operations Segment due to primarily higher generation and maintenance expenses.
Other Income (Deductions)
Interest expense, net was $93.3 million for the quarter, a decrease of $8.2 million compared to the second quarter 2005. This decrease was due to the refinancing of $2.4 billion in long-term debt at lower rates during 2005, partially offset by higher short-term interest rates. Other, net was a loss of $2.7 million for the current quarter compared to income of $3.6 million for the comparable 2005 period due to lower interest income and increased costs associated with the sale of accounts receivable. Higher fees, due to higher interest rates, and increased levels of accounts receivable balances resulted in the higher expenses associated with the sale of accounts receivable.
Income Taxes
Income tax expense for the second quarter of 2006 was $13.4 million, an increase of $0.9 million compared to the second quarter of 2005 due primarily to higher pretax income partially offset by a significantly lower effective tax rate. The effective tax rate for the quarter ended June 30, 2006 was 38.4% compared to 60.1% for the comparable period last year, which was impacted by the non-deductible goodwill impairment charge recorded in the second quarter of 2005 and additional tax recorded as a result of changes in Ohio income tax laws enacted on June 30, 2005. Excluding the impact of the goodwill impairment charge, the effective tax rate for the second quarter of 2005 was 39.4%.
Results of Operations
Six Months Ended June 30, 2006
Net Income
NiSource reported net income of $193.9 million, or $0.71 per share, for the six months ended June 30, 2006, compared to $245.3 million, or $0.91 per share, for the first six months of 2005. Operating income was $499.2 million, a decrease of $58.3 million from the same period in 2005. NiSource’s net income reflects the $28.3 million gain on discontinued operations recorded in the first half of 2005, which is the result of changes to reserves for contingencies related to the previous sale of discontinued assets partially offset by an impairment charge for certain discontinued assets. Basic average shares of common stock outstanding for the six months ended June 30, 2006 were 272.4 million compared to 270.8 million at June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. Approximately $32 million of the increase in operating expenses was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2006, were $1,622.2 million, a $44.0 million decrease from the same period last year. Excluding the impact of $32 million of trackers discussed above, net revenues decreased by approximately $76 million, primarily due to weather adversely affecting Gas Distribution Operations by approximately $63 million and Electric Operations by approximately $10 million. Increased subscriptions for demand services and sales of shorter-term transportation and storage services in Gas Transmission and Storage Operations amounting to approximately $17 million was offset by a decline within Gas Distribution Operations caused by reductions in residential usage of approximately $16 million. Electric Operations positive impacts to net revenues included a reduction in customer credits of $6.3 million, increased environmental cost recovery trackers of $3.8 million, and $3.7 million of lower MISO costs, which included the impact of a favorable regulatory ruling on the recoverability of certain MISO charges. The comparable quarter last year benefited by $8.9 million related to a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract.
Expenses
Operating expenses for the first six months of 2006 were $1,123.0 million, an increase of $14.3 million from the 2005 period. Excluding increases in expenses that are recovered through regulatory trackers and corresponding increases in net revenues (see discussion above), operating expenses decreased approximately $18 million. The decrease was primarily due to impacts in the second quarter of 2005 which included $20.9 million of restructuring and transition charges associated with the IBM outsourcing initiative, a $10.9 million charge for obsolete software systems and a $10.9 million impairment charge related to goodwill at Kokomo Gas. Operating expense increases in the first half of 2006 included transition and other restructuring charges associated with the IBM agreement of $9.4 million and asset impairment charges of $5.8 million. In addition, operating expenses increased within the Gas Transmission and Storage Operations Segment by $4.9 million due primarily to higher pipeline integrity expenses.
Other Income (Deductions)
Interest expense, net was $188.7 million for the first six months of 2006 compared to $205.5 million for the first six months of last year. This decrease of $16.8 million was mainly due to the refinancing of $2.4 billion in long-term debt at lower rates during 2005, partially offset by higher short-term interest rates. Other, net was a loss of $6.1 million for the first half of 2006 compared to income of $3.1 million for the comparable 2005 period due to lower interest income and increased costs associated with the sale of accounts receivable. Higher fees, due to higher interest rates, and increased levels of accounts receivable balances resulted in the higher expenses associated with the sale of accounts receivable.
Income Taxes
Income tax expense for the first six months of 2006 was $108.2 million, a decrease of $27.7 million compared to the 2005 period, due primarily to lower pre-tax income and a lower effective tax rate. The effective tax rate for the six months ended June 30, 2006 was 35.8% compared to 38.5% for the comparable period last year. This 2.7% decrease reflects reductions in deferred state income tax liabilities recorded in the first quarter of 2006 and the impact of the non-deductible goodwill impairment charge and increased taxes related to Ohio income tax law changes recorded in the second quarter of 2005, offset by additional tax expense associated with the reduction in low income housing credits.
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
NiSource Inc.
March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas. The recent increase in the price of natural gas has resulted in an increase in working capital requirements to fund the cost of gas placed in storage, the cost of gas flowing directly to our customers and the related increase in accounts receivable. While the previous credit agreements were projected to adequately meet these needs, on July 7, 2006, NiSource Finance amended its $1.25 billion credit facility increasing its aggregate commitment level to $1.5 billion to help maintain a reasonable cushion of short-term liquidity.
Operating Activities
Net cash from operating activities for the six months ended June 30, 2006 was $1,020.7 million, an increase of $83.0 million from the six months ended June 30, 2005. This increase was primarily due to a significant reduction in outstanding accounts receivable and the collection of under-recovered gas cost partially offset by the impact in 2006 of reduced accounts payable balances. High gas cost in December 2005 resulted in unusually large balances in accounts receivable, accounts payable and under-recovered gas cost. A federal tax refund in the first quarter of 2005 compared to a tax payment in the first quarter of 2006 also decreased net cash from operating activities period over period.
Investing Activities
Capital expenditures of $267.6 million in the first six months of 2006 were $24.5 million higher than the comparable 2005 period. The spending for the first six months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in 2006 compared to last year, mainly for increased integrity-management improvements in the pipeline segment and expenditures to replace key components within electric generation in addition to new business projects. The program is expected to be funded primarily via cash from operations.
Financing Activities
On July 29, 2003, NiSource filed a shelf registration statement with the SEC to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource’s pre-existing shelf capacity, provided an aggregate $2.8 billion of total issuance capacity. As of June 30, 2006, NiSource’s shelf capacity was $850 million.
Cumulative Preferred Stock. On April 14, 2006, Northern Indiana redeemed all of its outstanding cumulative preferred stock, having a total redemption value of $81.6 million.
Long-term Debt. During May 2006, NiSource redeemed $25.0 million of Capital Markets medium-term notes, with an average interest rate of 7.50%.
During April 2006, NiSource redeemed $15.0 million of Capital Markets medium-term notes, with an average interest rate of 7.75%.
During June 2005, Northern Indiana redeemed $39.3 million of its medium-term notes and Bay State redeemed $10.0 million of its medium-term notes with an average interest rate of 6.79% and 6.58%, respectively.
During April 2005, NiSource redeemed $30.0 million of Capital Markets medium-term notes, with an average interest rate of 7.67%.
Credit Facilities. During July 2006, NiSource Finance amended its $1.25 billion five-year revolving credit facility increasing the aggregate commitment level to $1.5 billion and extending the termination date to July 2011. The amended facility will help maintain a reasonable cushion of short-term liquidity in anticipation of continuing volatile natural gas prices. During November 2005, NiSource Finance entered into a new $300 million nine-month revolving credit agreement with Dresdner Kleinwort Wasserstein LLC that expires September 5, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource Finance had outstanding credit facility advances of $420.0 million at June 30, 2006, at a weighted average interest rate of 5.44%, and advances of $898.0 million at December 31, 2005, at a weighted average interest rate of 4.95%. As of June 30, 2006 and December 31, 2005, NiSource Finance had $91.7 million and $101.6 million of stand-by letters of credit outstanding, respectively. At June 30, 2006, $63.6 million of the $91.7 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $28.1 million of stand-by letters of credit outstanding at June 30, 2006, $24.7 million resided under NiSource Finance’s five-year credit facility and $3.4 million resided under an uncommitted arrangement with another financial institution. As of June 30, 2006, $1,105.3 million of credit was available under both credit facilities.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The agreement, which had a scheduled expiration date of May 12, 2006, was extended for another year to May 11, 2007. The agreement was further amended on July 1, 2006 increasing the program limit from $300 million to $350 million and extending the expiration date to June 29, 2007. As of June 30, 2006, $175 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement under the term of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 22, 2006, and can be renewed if mutually agreed to by both parties. As of June 30, 2006, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $5.5 million and $11.6 million for the quarter and six months ended June 30, 2006, respectively.
Credit Risk
Due to the nature of the industry, credit risk is a factor in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. Written guidelines approved by NiSource’s Risk Management Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures. Exposures to credit risks are monitored by the Corporate Credit Risk function which is independent of all commercial and trading operations. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative contracts such as interest rate swaps, credit risk arises when counterparties are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments, stand-by letters of credit and guarantees. Because many of NiSource’s exposures vary with changes in market prices, NiSource also estimates the potential credit exposure over the remaining term of transactions through statistical analysis of market prices. In determining exposure, NiSource considers collateral that it holds to reduce individual counterparty credit risk.
Trading Risks
The transactions associated with NiSource’s power and natural gas trading operations give rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity and natural gas. TPC, on behalf of Whiting Clean Energy, has entered into power and gas derivative contracts in the second quarter of 2006 to manage price risk associated with operating Whiting Clean Energy. These power and gas trading derivatives relating to the expected operation of Whiting Clean Energy are not being accounted for as hedges, and where these contracts require settlement by physical delivery they are often net settled in accordance with industry standards. TPC’s other power trading activities were all settled as of December 31, 2005.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was zero, during the second quarter of 2006. The daily market exposure for the gas marketing and trading portfolios on an average, high and low basis was $0.2 million, $0.3 million and $0.1 million during the second quarter of 2006, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. The VaR limit for power trading was $2.5 million, however, this limit was reduced to zero in the third quarter of 2005 with the settlement of all power trading contracts. Power and gas derivative contracts entered into to manage price risk associated with Whiting Clean Energy are limited to quantities surrounding the physical generation capacity of Whiting Clean Energy and the gas requirements to operate the facility.
Refer to Note 9, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Off Balance Sheet Arrangements
NiSource has issued guarantees that support up to approximately $751.4 million of commodity-related payments for its current subsidiaries involved in energy marketing and power trading and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
NiSource has purchase and sales agreement guarantees totaling $82.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 9, “Risk Management and Energy Trading Activities,” and Note 14-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
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
NiSource does not anticipate ongoing operating results to be materially impacted by the adoption of SFAS No. 123R. NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. NiSource anticipates that other than the requirement for expensing stock options, the current share-based awards will continue to be accounted for substantially as they are currently. For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $20.4 million, which will be amortized over the weighted-average remaining requisite service period of 2.7 years.
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
FIN 47 — Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005. NiSource

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
has adopted FIN 47 in the fourth quarter 2005. Refer to Note 12, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
Recently Issued Accounting Pronouncements
FIN 48 — Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is 50% likely of being realized upon ultimate settlement. When determining whether a tax position meets this 50% threshold, it is to be based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. NiSource is currently reviewing the provisions of FIN 48 to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. This Interpretation is effective for fiscal years beginning after December 15, 2006.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. On March 31, 2006, the FASB issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS No. 87, 88, 106, and 132R. This proposed Statement seeks to improve existing reporting for defined benefit postretirement plans by requiring employer business entities to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of the plan assets and the benefit obligation, among other changes. Based on the measurement of the various defined benefit pension and other postretirement plans’ assets and benefit obligations at December 31, 2005, the impact of the proposed Statement, should it have been in effect at December 31, 2005, would have reduced Total Other Assets by approximately $69 million, increased Total Other Liabilities and Deferred Credits by approximately $171 million and decreased total common stock equity by approximately $240 million. The proposed rules will not have an impact on the Statement of Consolidated Income at adoption and all impacts are non-cash. Upon adoption of the proposed rules, NiSource would be required to change its measurement date for its pension and postretirement benefit plans from September, 30 to December, 31. The FASB is currently deliberating on the proposed rules based on comment letters received and other factors. The release of a final interpretation is scheduled for September of 2006, with an effective date for fiscal years ending after December 15, 2006.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2006	2005	2006	2005

Net Revenues
Sales Revenues	$697.1	$749.3	$2,881.8	$2,766.6
Less: Cost of gas sold	452.2	480.2	2,076.4	1,899.4

Net Revenues	244.9	269.1	805.4	867.2

Operating Expenses
Operation and maintenance	163.3	169.3	391.8	368.0
Depreciation and amortization	58.3	56.3	115.6	112.1
Impairment and gain on sale of assets	—	10.5	—	10.5
Other taxes	29.3	27.3	98.0	96.0

Total Operating Expenses	250.9	263.4	605.4	586.6

Operating Income (Loss)	$(6.0)	$5.7	$200.0	$280.6

Revenues ($ in Millions)
Residential	373.4	455.0	1,855.8	1,798.8
Commercial	134.3	162.3	686.9	653.0
Industrial	63.3	64.5	178.7	174.5
Off System	142.8	69.2	238.1	120.3
Other	(16.7)	(1.7)	(77.7)	20.0

Total	697.1	749.3	2,881.8	2,766.6

Sales and Transportation (MMDth)
Residential	30.3	38.1	146.9	180.1
Commercial	25.3	28.0	94.3	106.7
Industrial	83.3	86.7	181.4	197.1
Off System	19.1	9.2	29.9	16.3
Other	0.2	0.1	0.5	0.5

Total	158.2	162.1	453.0	500.7

Heating Degree Days	410	486	2,683	3,159
Normal Heating Degree Days	482	483	3,107	3,110
% Colder (Warmer) than Normal	(15)%	1%	(14)%	2%

Customers
Residential			3,019,568	3,007,696
Commercial			285,138	287,547
Industrial			8,262	8,413
Other			72	61

Total			3,313,040	3,303,717

NiSource’s natural gas distribution operations serve approximately 3.3 million customers in nine states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky, Maryland, New Hampshire and Maine. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 71% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $1.5 million and $2.4 million for the second quarter and first six months of 2006, respectively, and the restructuring liability remaining at June 30, 2006 was $6.5 million. Refer to Note 6, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
Regulatory Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. As of June 2006, approximately 678 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers were using an alternate supplier.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that provides for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. Columbia of Ohio commenced recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. On May 31, 2006, the PUCO approved Columbia of Ohio’s application to increase its Uncollectible Expense Rider rate. This application was based on projected annual bad debt recovery requirements of $37.0 million. As of June 30, 2006, Columbia of Ohio has $41.0 million of uncollected accounts receivable pending future recovery.
On November 21, 2005, Columbia of Ohio filed an application with the PUCO, requesting authority to increase its PIP rider rate from $.0821/Mcf to $.6449/Mcf. This filing provided for the recovery of Columbia of Ohio’s deferred PIP balance over a twelve-month period plus the expected level of arrears during the succeeding twelve-month period. On December 23, 2005, Columbia of Ohio supplemented its application, and as an alternative offered to extend the recovery period for its deferred balance over 36 months, with carrying costs. This filing provided, in the alternative, for the implementation of a revised PIP rate of $.4004/Mcf. Columbia of Ohio’s Supplement to its Application indicated that the PIP rate contained in its November 21, 2005 application would be billed absent express PUCO approval of the alternative within the 45-day review process. The PUCO took no action within the 45-day period, and on January 9, 2006, Columbia of Ohio filed revised tariffs to reflect the new $.6449/Mcf PIP rider rate, effective with February 2006 bills. On February 1, 2006, the PUCO issued an Entry in which it indicated that it had approved Columbia of Ohio’s application (as supplemented) on the 46th day after the filing (January 6, 2006). On February 28, 2006, Columbia of Ohio filed revised tariffs, reflecting the lower PIP rider rate of $.4004 /Mcf and an extension of the recovery period for its deferred balance over 36 months, with carrying costs, to be effective with bills rendered on and after March 2, 2006. On February 6, 2006, the Office of the Consumers’ Counsel filed an application for rehearing. By Entry on Rehearing dated March 7, 2006, the PUCO denied the application for rehearing. On April 6, 2006, the Office of Consumers’ Counsel and other consumer groups filed a second application for rehearing. Columbia of Ohio filed a memorandum contra on April 17, 2006. By Entry on Rehearing dated May 3, 2006, the PUCO denied consumer groups’ second applications for rehearing.
On November 2, 2005, Columbia of Virginia filed an Application with the VSCC for approval of a performance based rate-making methodology (“PBR Plan”), which would freeze non-gas cost rates at their current levels for five years beginning January 1, 2006. The VSCC issued a Preliminary Order on November 9, 2005 that docketed the PBR Plan and simultaneously initiated an investigation (“Investigation”) into the justness and reasonableness of Columbia of Virginia’s current rates, charges and terms and conditions of service. The Preliminary Order initially required Columbia of Virginia to file the schedules typically required for a general rate case application on or before February 3, 2006. By Order dated January 4, 2006, the VSCC granted a Columbia of Virginia Motion to extend the filing of schedules until May 1, 2006 and issued a further Order on April 21, 2006 extending the time to file certain of the schedules until May 8, 2006. The required schedules were filed on May 1, 2006 and May 8, 2006. The VSCC issued an Order for Notice and Hearing on May 19, 2006. Columbia of Virginia filed testimony in support of its filings on May 19, 2006, June 1, 2006 and June 16, 2006. A hearing in these matters is scheduled to commence on November 29, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
In accordance with the IURC’s 1999 Order that permits Northern Indiana to utilize a flexible GCA mechanism to recover its pipeline demand costs annually and changes in commodity gas costs monthly, Northern Indiana filed GCA7, covering the period November 1, 2005 through October 31, 2006 on August 29, 2005. The IURC approved Northern Indiana’s GCA 7 on July 26, 2006.
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
On May 16, 2006, Northern Indiana filed a petition to simplify its residential rate structure, stabilize revenue streams and provide the company incentives to encourage energy efficiency measures. A hearing on the cause is set for the fourth quarter of 2006 with full resolution anticipated in the first quarter 2007.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of June 30, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 14-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Distribution Operations.
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
Weather in the Gas Distribution Operation’s territories for the second quarter of 2006 was 16% warmer than the comparable quarter in 2005, and 15% warmer than normal overall.
For the first six months of 2006, weather was 15% warmer than the comparable 2005 period and 14% warmer than normal.
Throughput
Total volumes sold and transported of 158.2 MMDth for the second quarter of 2006, decreased 3.9 MMDth from the same period last year. This decrease in volume was experienced across residential, commercial, and industrial markets and was attributable mainly to the milder weather and decreased residential customer usage compared to the same period last year. Decreases in commercial and industrial customers also contributed to this decrease in gas volume.
For the six month period ended June 30, 2006, total volumes sold and transported were 453.0 MMDth, a decrease of 47.7 MMDth from the same period in 2005. This decrease was primarily reflecting decreased residential, commercial, and industrial sales, which was attributable mainly to the milder weather, and decreased residential customer usage, partially offset by increased off-system sales and transportation sales in the first half of 2006 compared to the first half of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Net Revenues
Net revenues for the three months ended June 30, 2006 were $244.9 million, a decrease of $24.2 million from the same period in 2005 due primarily to the impact of warmer weather amounting to approximately $17 million for the quarter, the impact of a $5.9 million gas cost adjustment recognized in the comparable period last year and approximately $5 million due to residential usage declines. These decreases in net revenues were partially offset by increased off-system sales. The increase in off-system revenues resulted from short-term market opportunities, which are shared with customers under various regulatory mechanisms. Regulatory trackers, which are offset in operating expense, increased $5.0 million compared to the second quarter of 2005.
For the six month period ended June 30, 2006, net revenues were $805.4 million, a $61.8 million decrease from the same period in 2005. This decrease in net revenues was due primarily to the impact of warmer weather amounting to approximately $63 million and a decline in residential usage of approximately $16 million, a $3.6 million decline in transportation revenue due to reduced throughput, and the unfavorable impact of $2.5 million of gas cost adjustments in the comparable periods. These decreases in net revenues were partially offset by a $29.8 million increase in revenues from regulatory trackers, which are offset in operating expense.
Operating Income
For the second quarter of 2006, Gas Distribution Operations reported an operating loss of $6.0 million compared to operating income of $5.7 million for the same period in 2005. The decrease in operating income was mainly attributable to reduced net revenues described above. The comparable quarter last year was impacted by an $11.2 million restructuring charge and a $10.9 million goodwill impairment loss related to Kokomo Gas. Operating expenses were impacted by increases in accrued sales taxes in the second quarter of 2006 due to the reversal of a $5.8 million sales tax reserve in the comparable quarter last year and increased depreciation.
Operating income for the first six months of 2005 totaled $200.0 million, an $80.6 million decrease compared to the same period in 2005, largely attributable to reduced net revenues described above and transition costs associated with the IBM agreement amounting to $8.6 million. The comparable period last year was impacted by an $11.2 million restructuring charge and a $10.9 million goodwill impairment loss related to Kokomo Gas. Operating expenses were impacted by accrued sales taxes in the second quarter of 2006 due to the reversal of a $5.8 million sales tax reserve in the comparable quarter last year and increased depreciation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2006	2005	2006	2005

Operating Revenues
Transportation revenues	$152.8	$150.2	$337.0	$328.6
Storage revenues	43.8	44.0	88.2	89.2
Other revenues	2.6	1.6	5.6	7.7

Total Operating Revenues	199.2	195.8	430.8	425.5
Less: Cost of gas sold	3.9	6.4	9.3	11.9

Net Revenues	195.3	189.4	421.5	413.6

Operating Expenses
Operation and maintenance	73.8	69.8	146.1	141.2
Depreciation and amortization	28.6	28.6	57.3	56.7
Loss on sale of assets	0.5	—	0.5	—
Other taxes	13.4	14.2	28.3	29.4

Total Operating Expenses	116.3	112.6	232.2	227.3

Operating Income	$79.0	$76.8	$189.3	$186.3

Throughput (MMDth)
Columbia Transmission
Market Area	170.0	168.5	498.5	564.1
Columbia Gulf
Mainline	128.0	143.0	289.6	281.7
Short-haul	30.8	23.4	47.4	41.6
Columbia Pipeline Deep Water	2.2	3.2	5.1	6.7
Crossroads Gas Pipeline	9.0	10.0	20.0	22.0
Granite State Pipeline	4.5	5.7	16.1	19.6
Intrasegment eliminations	(122.4)	(141.6)	(278.7)	(280.2)

Total	222.1	212.2	598.0	655.5

NiSource’s Gas Transmission and Storage Operations segment consists of the operations of Columbia Transmission, Columbia Gulf, Columbia Deep Water, Crossroads Pipeline, Granite State Gas and Central Kentucky Transmission. In total NiSource owns a pipeline network of approximately 16 thousand miles extending from offshore in the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in 19 northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource Gas Transmission and Storage Operations segment operates one of the nation’s largest underground natural gas storage systems.
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $0.6 million and $1.1 million for the second quarter and first six months of 2006, respectively, and the restructuring liability remaining at June 30, 2006 was $2.3 million. Refer to Note 6, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Transmission and Storage Operations segment.
Regulatory Matters
On June 30, 2005, the FERC issued the “Order On Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance is January 1, 2006 after which all assessment costs will be recorded as operating expenses. Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. It is anticipated that operating expenses will increase

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
approximately $7 - $12 million in future years related to this guidance and the expenditures NiSource expects to incur to comply with the DOT’s Integrity Management Rule.
On July 20, 2006, the FERC issued a declaratory order in response to a petition filed by Tennessee Gas Pipeline. The petition related to a Tennessee Gas Pipeline request to establish an interconnection with the Columbia Gulf operated portion of the Blue Water Pipeline system. Columbia Gulf has a long-standing practice of providing interconnections with other interstate pipelines only as long as there is an interconnection agreement in place that governs the rules of the interconnection. Among other things, these agreements help protect the integrity of Columbia Gulf’s system and the reliability of service to its customers. The Commission ruled that Tennessee Gas Pipeline’s interconnection request should be governed by the existing Blue Water Pipeline operating agreement between Columbia Gulf and Tennessee Gas Pipeline.
In the declaratory order, the FERC also referred the matter to the Office of Enforcement to determine if there should be any action taken against Columbia Gulf for failing to comply with prior orders that directed Columbia Gulf to allow Tennessee Gas Pipeline to make an interconnection. Columbia Gulf has acted in good faith throughout the proceeding and is disappointed with FERC’s referral of this matter to the Office of Enforcement. However, Columbia Gulf is cooperating with the Office of Enforcement while Columbia Gulf considers whether to seek rehearing of the declaratory order issued by the FERC in this matter.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of June 30, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 14-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Transmission and Storage Operations.
Tax Matters
On July 28, 2006, the Ohio Board of Tax Appeals issued a favorable decision in the matter of Columbia Gas Transmission Corporation vs. Thomas M. Zaino, Tax Commissioner of Ohio. The Board ruled that Columbia Transmission’s Ohio operations fall within the statutory definition of both a “natural gas company” and a “pipeline company” and that Columbia Transmission’s property is to be assessed at the significantly lower “natural gas company” assessment ratio beginning with the 2001 tax year. The Ohio Tax Commissioner appealed the decision to the Ohio Supreme Court on July 31, 2006. The final outcome of the case and its impact on the financial statements are uncertain at this time.
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
The FERC issued an order in September 2002 in which it granted final certificate authority for the original Millennium project, but specified that Millennium could not begin construction until certain environmental and other conditions were met. One such condition, impacting what is now being marketed as Phase 2 of the project, was compliance with the Coastal Zone Management Act, which is administered by the NYDOS. NYDOS determined that the Hudson River crossing plan was not consistent with the Coastal Zone Management Act. Millennium’s appeal of that decision to the United States Department of Commerce was denied. Millennium filed an appeal of the United States Department of Commerce ruling relating to the project’s Hudson River crossing plan in the United States Federal District Court on February 13, 2004. On March 31, 2006, the United States Federal District Court denied Millennium’s appeal. On May 3, 2006 Millennium filed with FERC requesting it vacate portions of the Millennium certificate that relate to the Phase 2 facilities and any conditions relating to Phase 2. This

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
reflects Millennium’s decision not to appeal the United States Federal District Court ruling. Phase 2 options are still being studied.
On August 1, 2005, Millennium submitted a certificate amendment filing to the FERC. This amended filing requests authorization from the FERC to construct the project in phases, details construction and development plans for Phase 1 of the project, and includes executed precedent agreements for service on Phase 1 of the project. On May 3, 2006, Millennium made a second amended certificate filing to the FERC. This filing reflected the new partnership agreements and reconfigured ownership levels as discussed below. It also reflected the change in contributed assets from Columbia to Millennium and other project updates. The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, Iroquois, and Islander East collectively referred to as the “Companion Pipelines.” Due to the timing of receipt of the necessary regulatory approvals for Millennium and the Companion Pipelines, the targeted in-service date for Phase 1 has been extended to November of 2008. Provided the necessary approvals are received in a timely manner, Millennium plans to begin construction in Spring 2007.
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
Hardy Storage Project
In November 2004, Columbia Transmission and a subsidiary of Piedmont reached an agreement to jointly develop a major new underground natural gas storage field to help meet increased market demand for natural gas in the eastern United States. Hardy Storage was then formed by Columbia Transmission and Piedmont to develop a natural gas storage field from a depleted natural gas production field in West Virginia. The field, which will have the capacity to store approximately 12 Bcf of natural gas, is planned to begin service in the second quarter of 2007, and is expected to be able to deliver 176 MMDth per day of firm storage service on behalf of the subscribing customers. Columbia Transmission and Piedmont each have a 50% equity interest in the project, and Columbia Transmission will serve as operator of the facilities.
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received a favorable order on November 1, 2005. On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into an agreement to finance the construction of Hardy Storage. Under the financing agreement, Columbia Transmission issued guarantees securing payment for amounts issued in connection with Hardy Storage up until such time as the project is placed in service and satisfies certain performance criteria. Additional information on this guarantee is provided in Note 14-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements. Construction began in the first quarter of 2006 and Hardy Storage is expected to be placed in service in the second quarter of 2007.
Other Growth Projects
Eastern Market Expansion, a combined storage and transportation project designed to meet core market growth in the mid-Atlantic region that already has several binding customer agreements continues with pre-filing activities.
Sales of Shorter-Term Transportation and Storage Services
Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. A newly redeveloped, Houston-based commercial team has capitalized on these opportunities. Columbia Transmission entered into contracts that represent revenues in excess of $30 million of shorter-term business for 2006, $19.2 million of which was recorded during the six moths ended June 30, 2006. Columbia Gulf’s mainline throughput increased by 3.0% over 2005 due to the increased utilization of these services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 222.1 MMDth for the second quarter 2006, compared to 212.2 MMDth for the same period in 2005. The increase of 9.9 MMDth is due to increased sales of shorter-term transportation and storage services described above partially offset by warmer weather and lower offshore natural gas production.
Throughput for the six months ended June 30, 2006 was 598.0 MMDth, a decrease of 57.5 MMDth from the same period in 2005, due to warmer weather in the first six months of 2006 than for the comparable period in 2005, and a continued overall decline of offshore natural gas production, and other non-weather factors.
Net Revenues
Net revenues were $195.3 million for the second quarter 2006, an increase of $5.9 million from the same period in 2005, primarily due to increased sales of shorter-term transportation and storage services of approximately $15 million. Seasonal price fluctuations in the national energy market continued to create opportunities for customers to utilize existing short-term tariff services. The comparable period last year benefited from a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, which amounted to $8.9 million.
Net revenues were $421.5 million for the first six months of 2006 compared to $413.6 million for the first six months of 2005. The increase in net revenues was mainly due to increased subscriptions for demand services and sales of shorter-term transportation and storage services amounting to approximately $17 million. The comparable period last year benefited from a third-party buyout of a bankruptcy claim discussed above.
Operating Income
Operating income was $79.0 million for the second quarter 2006 compared to $76.8 million in the second quarter 2005. Increases in net revenues described above were partially offset by increased operating expenses of $3.7 million. Operation and maintenance expenses increased as a result of increased pipeline integrity expenses of $2.2 million and higher employee and administrative costs of $1.2 million.
For the first six months of 2006, operating income of $189.3 million increased $3.0 million compared to the first six months of 2005 primarily due to increased net revenues described above. Operating expenses increased by $4.9 million as a result of higher employee and administrative costs of $2.9 million and increased pipeline integrity related costs of $2.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2006	2005	2006	2005

Net Revenues
Sales revenues	$302.9	$282.2	$609.8	$564.9
Less: Cost of sales	111.3	92.6	228.6	188.6

Net Revenues	191.6	189.6	381.2	376.3

Operating Expenses
Operation and maintenance	66.4	69.0	126.9	130.1
Depreciation and amortization	46.9	46.2	93.0	91.7
Gain on sale of assets	—	(0.4)	—	(0.4)
Other taxes	15.0	13.8	29.9	28.5

Total Operating Expenses	128.3	128.6	249.8	249.9

Operating Income	$63.3	$61.0	$131.4	$126.4

Revenues ($ in millions)
Residential	79.1	77.3	160.0	150.7
Commercial	90.6	85.7	173.0	158.9
Industrial	129.9	104.6	255.4	217.0
Wholesale	9.6	6.3	15.1	13.8
Other	(6.3)	8.3	6.3	24.5

Total	302.9	282.2	609.8	564.9

Sales (Gigawatt Hours)
Residential	722.0	768.0	1,483.1	1,535.0
Commercial	949.5	988.1	1,843.5	1,882.3
Industrial	2,383.5	2,185.2	4,820.9	4,513.5
Wholesale	195.9	195.9	348.0	357.1
Other	11.8	15.9	40.4	48.5

Total	4,262.7	4,153.1	8,535.9	8,336.4

Cooling Degree Days	190	280	190	280
Normal Cooling Degree Days	227	227	227	227
% Warmer (Colder) than Normal	(16%)	23%	(16%)	23%

Electric Customers
Residential			395,005	392,788
Commercial			51,522	50,697
Industrial			2,505	2,519
Wholesale			11	15
Other			762	769

Total			449,805	446,788

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
The U.S. Steel Industry continues to adjust to changing market conditions including international competition, increased energy costs, and fluctuating demand for their products. The industry has responded with plant consolidation and rationalization to reduce costs and improve their position in the market place. Increased use of advanced technology by U.S. steel producers has lowered production costs and increased productivity, reducing the labor differential between international producers and those in the United States. Steel demand and pricing for the second half of 2006 are anticipated to remain steady. Steel inventory levels have remained relatively constant and are anticipated to remain so for the rest of 2006. Electric sales to the steel industry in the first half of 2006 were up 8.9% as compared to 2005.
In 2005, Northern Indiana coal deliveries from the PRB area were limited to 80 - 85% of contracted amounts as a result of maintenance problems on track owned jointly by the Union Pacific Railroad Company and Burlington Northern Santa Fe Railway Company. Northern Indiana met the expected electricity demand through the end of 2005 by changing the fuel blend, which reduced its need for PRB coal. Northern Indiana has been blending this fuel for a number of years. In the second quarter of 2006, track maintenance resumed, but Northern Indiana did not experience an impact on coal deliveries.
Regulatory Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The credits will continue beyond the minimum period at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates subsequent to the minimum period. The order provides a rate moratorium through July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $22.9 million and $29.2 million were recognized for electric customers for the first half of 2006 and 2005, respectively.
As part of Northern Indiana’s use of the MISO’s transmission service, Day 1, Northern Indiana incurs transmission charges, based upon the FERC-approved tariff, as well as administrative fees, which relate to the MISO’s management and operations of the transmission system. Day 1 transmission charges are recovered through the FAC process. During 2004, an IURC order denied recovery or deferral of Day 1 administrative fees during Northern Indiana’s rate moratorium. Day 2 charges consist of fuel-related and non-fuel-related categories. On June 1, 2005, the IURC issued an order authorizing Northern Indiana to recover fuel-related Day 2 costs. The order denied recovery or deferral of non-fuel Day 2 costs during Northern Indiana’s rate moratorium, which expires July 31, 2006. The June 2005 order was unclear as to the categorization of certain types of MISO charges as to whether they were fuel or non-fuel. Pending a clarifying order on these charges, a reserve was established for the charges, net of credits. On February 17, 2006, a settlement agreement was filed in cause 42962 providing for recovery through the FAC process of these charges, subject to an agreed upon standard of reasonableness for the charges. The settling parties are Northern Indiana, Indianapolis Power & Light, Vectren Energy Delivery of Indiana, Inc. and the OUCC. The IURC approved Northern Indiana’s FAC-69 and FAC-70 filings, in January 2006 and April 2006, respectively, but noted in both orders that this particular category of charges was approved “subject to refund” and subject to final orders. On May 4, 2006, the IURC issued an order, ruling that these charges were to be classified as fuel charges and were therefore recoverable through the FAC mechanism, beginning with charges incurred on December 9, 2005. As a result, a refund of $9.4 million will be required for charges related to the period April 1, 2005 through December 8, 2005. Northern Indiana had provided for a reserve of $8.7 million through December 2005. The actual amount of the refund was slightly more than the amount of the reserve, due to adjustments and MISO

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
resettlements. As part of the established settlement process with market participants, MISO uses “resettlement” statements to make adjustments related to prior operating periods. Amounts related to these adjustments cannot be anticipated or estimated in advance. Northern Indiana records these amounts when billed. As a result of the ruling, amounts permitted to be recovered through the FAC totaled approximately $1.7 million for the first six months of 2006. The Day 2 non-fuel category includes costs recorded as non-recoverable in net revenues, which amounted to $10.5 million for the first half of 2006. These costs began in April 2005 and totaled $5.4 million for the year 2005. Day 1 and Day 2 administrative fees, which were recorded as non-recoverable operating expenses, totaled $2.5 million for the first half of 2006 and were $5.1 million for the year 2005. Northern Indiana is authorized to begin the deferral of all non-fuel and administrative MISO charges incurred after July 31, 2006 for consideration in a future rate proceeding.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff by not assessing revenue sufficiency guarantee charges on virtual bids and offers. The FERC ordered MISO to perform a resettlement of these charges back to April 1, 2005. Although the amount of resettlements applicable to Northern Indiana cannot be quantified at this time, it is not expected to be material.
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. On January 18, 2006, the IURC issued a final order dismissing, without prejudice, this cause and the related settlement agreement finding that the agreement entered into between the City of Gary and Northern Indiana lacks essential terms necessary for it to be a valid and enforceable contract under Indiana law. Northern Indiana, with input from a broad based stakeholder group, is evaluating the appropriate course of action for the Mitchell Station facility in light of Northwest Indiana’s need for that property and the substantial costs associated with restarting the facility.
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO. A hearing in this matter was held in December 2004. Northern Indiana will withdraw this petition if the final order from the IURC in cause 42824 approves recovery of intermediate dispatchable power costs incurred in August to December 2005 (described below).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
On May 23, 2006, Northern Indiana, Whiting Clean Energy, TPC and Intervenor Board of Commissioners of LaPorte County, Indiana filed a proposed settlement agreement in cause 42824 (described above) requesting IURC approval. The settlement requires Northern Indiana to refund $2.0 million (less attorneys fees) associated with the intermediate dispatchable power purchases. Northern Indiana recorded a reserve for this amount in the second quarter of 2006. IURC approval is pending.
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
Northern Indiana filed FAC-69 on November 3, 2005. This filing included a reconciliation of actual intermediate dispatchable power purchases for August and September 2005. The filing also included recovery of certain MISO charges under consideration in cause 42962 (described above). The order approving the FAC-69 factor was issued January 11, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above).
Northern Indiana filed FAC-70 on February 6, 2006. This filing included a reconciliation of actual intermediate dispatchable power purchases for October, November and December 2005. The filing also included recovery of certain MISO charges under consideration in cause 42962 (described above). The order approving the FAC-70 factor was issued April 20, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above).
Northern Indiana filed FAC-71 on June 26, 2006. This filing included $8.6 million of the required refund of MISO related costs for the period April 1, 2005 through December 8, 2005, consistent with the IURC’s May 4, 2006 order (see above). On July 21, 2006, the IURC issued an order approving the FAC-71 rates and creating a sub-docket to review the treatment of purchased power and related costs within the FAC proceeding.
FAC-72, scheduled for filing in the third quarter of 2006, will include a refund for the remaining $0.8 million of MISO-related costs.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 21, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $306 million. The ECRM revenues amounted to $12.9 million for the six months ended June 30, 2006, and $64.6 million from inception to date, while EERM revenues were $6.2 million for the six months ended June 30, 2006, and $14.9 million from inception to date. On February 3, 2006, Northern Indiana filed ECR-7 simultaneously with EER-3 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $230.6 million and depreciation and operating expenses of $18.3 million through December 31, 2005. On March 29, 2006, the IURC approved Northern Indiana’s ECR-7 filing. ECR-8 is scheduled to be filed in August 2006.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
required backup line and the special fast switching equipment with growth plans announced by Jupiter. On December 21, 2005, Jupiter filed with the Indiana Court of Appeals a verified motion for remand asking that the case be moved to the IURC for further proceedings. On March 15, 2006, the Court of Appeals denied Jupiter’s motion for remand. On March 30, 2006, Jupiter filed a second complaint with the IURC, in which Jupiter alleges service problems and seeks additional relief. On May 19, 2006, Jupiter also filed a complaint in state court against Northern Indiana seeking recovery of damages based on the same alleged service problems. Northern Indiana has moved to stay this state court action pending resolution of the IURC proceedings.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of June 30, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 14-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the second quarter of 2006 were 4,262.7 gwh, an increase of 109.6 gwh compared to the 2005 period, as a result of increased industrial usage, particularly in the steel sector. This increased usage was partially offset by slight declines due to milder weather.
Electric sales for the first six months of 2006 was 8,535.9 gwh, an increase of 199.5 gwh compared to the 2005 period, as a result of increased industrial sales described above. Residential and commercial sales quantities decreased due to cooler weather.
Net Revenues
In the second quarter of 2006, electric net revenues of $191.6 million increased by $2.0 million from the comparable 2005 period. This improvement was primarily a result of a $5.8 million of lower MISO costs, including the impact of a favorable regulatory ruling on the recoverability of certain MISO charges, a reduction in customer credits of $2.7 million, due to the timing of the credits, increased environmental tracker revenues of $1.3 million (partially offset in expense) and increased numbers of residential and commercial customers. These increases in net revenues were partially offset by the impact of unfavorable weather of approximately $8 million.
In the first six months of 2006, electric net revenues were $381.2 million, an increase of $4.9 million from the comparable 2005 period primarily due to a reduction in customer credits of $6.3 million, due to the timing of the credits, increased environmental tracker revenues of $3.8 million (partially offset in expense), $3.7 million of lower MISO costs, including the impact of a favorable regulatory ruling on the recoverability of certain MISO charges, and an increase due to greater residential and commercial customers. These increases in net revenues were partially offset by the impact of unfavorable weather of approximately $10 million.
Operating Income
Operating income for the second quarter of 2006 was $63.3 million, an increase of $2.3 million from the same period in 2005. The increase in operating income was due to the changes in net revenue mentioned above. Operating expenses remained relatively flat with a slight increase in other taxes compared to the same period in 2005 offset by lower employee and administrative expenses.
Operating income for the first six months of 2006 was $131.4 million, an increase of $5.0 million from the same period in 2005. The increase in operating income was due to the changes in net revenue mentioned above. Operation and maintenance expense decreased $3.2 million as lower employee and administrative expense of $6.4 million was partially offset by higher electric generation and maintenance expense of $3.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Three Months Ended March 31, (in millions)	2006	2005	2006	2005

Net Revenues
Products and services revenue	$173.0	$191.6	$514.4	$420.4
Less: Cost of products purchased	162.8	185.3	498.9	409.4

Net Revenues	10.2	6.3	15.5	11.0

Operating Expenses
Operation and maintenance	9.2	9.7	21.2	15.7
Depreciation and amortization	2.8	2.7	5.7	5.4
Impairment and gain on sale of assets	1.5	—	(0.1)	(0.6)
Other taxes	1.4	2.4	3.5	4.2

Total Operating Expenses	14.9	14.8	30.3	24.7

Operating Loss	$(4.7)	$(8.5)	$(14.8)	$(13.7)

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
Lake Erie Land Company, Inc.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The Sand Creek Golf Club assets were included in assets of discontinued operations at March 31, 2006. In June 2006, the assets of the Sand Creek Golf Club valued at $11.9 million and additional properties, were sold to a private real estate development group. An after-tax loss of $0.2 million was recorded in June 2006. As a result of the June transaction with the private developer, at June 30, 2006, $4.3 million of assets, representing an estimate of future property to be sold during the next twelve-months, are reflected as assets held for sale.
NDC Douglas Properties
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. One of these investments was disposed of in the first quarter of 2006 and four other investments will be sold or disposed of during 2006 and 2007. An impairment loss of $2.3 million was recorded in the second quarter of 2006, due to the current book value exceeding the estimated fair value of these investments. NiSource has accounted for the investments to be sold, valued at $10.2 million as of June 30, 2006 after impairment, as assets held for sale. Mortgage notes and other accrued liabilities related to these investments of $10.0 million are accounted for as liabilities held for sale.
PEI Holdings, Inc.
Whiting Clean Energy. PEI’s Whiting Clean Energy project at BP’s Whiting, Indiana refinery was placed in service in 2002. Initially, the facility was not able to deliver steam to BP to the extent originally contemplated without plant modifications. Whiting Clean Energy reached an agreement in October 2004 with the engineering, procurement and construction contractor, under which the contractor paid for a portion of the necessary plant modifications and other expenses. Whiting Clean Energy is continuing to pursue recovery from the insurance provider for construction delays and necessary plant modifications and repairs.
For the first six months of 2006, the PEI holding companies’ consolidated after-tax loss was approximately $17.1 million. The profitability of the Whiting Clean Energy project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Also impacting the profitability of Whiting Clean Energy is the steam requirements for BP’s oil refinery. During the first quarter of 2005, Whiting

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
Net Revenues
Net revenues of $10.2 million for the second quarter of 2006 increased by $3.9 million from the second quarter of 2005, as a result of higher revenues from the Whiting Clean Energy facility of $3.2 and increased commercial and industrial gas marketing revenues.
For the first six months of 2006, net revenues were $15.5 million, a $4.5 million increase compared to the same period in 2005. The increase was mainly due to higher revenues from the Whiting Clean Energy facility of $3.8 million and increased commercial and industrial gas marketing revenues.
Operating Loss
Other Operations reported an operating loss of $4.7 million for the second quarter of 2006, versus an operating loss of $8.5 million for the comparable 2005 period. The decrease in the operating loss primarily resulted from decreased losses at the Whiting Clean Energy facility, increased commercial and industrial gas marketing revenues and lower accrued property taxes. An impairment charge of $1.2 million was taken for a certain NDC Douglas property that will be disposed of during 2006 and a $0.3 million loss was realized on the sale of the Sand Creek Golf Club property.
For the first six months of 2006, the operating loss was $14.8 million compared to an operating loss of $13.7 million for the comparable 2005 period. Decreased operating losses at the Whiting Clean Energy facility and increased commercial and industrial gas marketing revenues described above were offset by increased scheduled maintenance for Whiting Clean Energy of $4.5 million.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Virginia Natural Gas, Inc. v. Columbia Gas Transmission Corporation, Federal Energy Regulatory Commission
On January 13, 2004, VNG filed with the FERC a “Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies” in Docket No. RP04-139. VNG alleged various violations during the winter of 2002-2003 by Columbia Transmission of its firm service obligations to VNG. VNG sought monetary damages and remedies (exceeding $37 million), and also sought certain prospective remedies. On July 29, 2004, the FERC issued an order in which it refused to grant VNG any monetary damages and said such claims are best determined by a court of law. The FERC also agreed with Columbia Transmission that Columbia Transmission had not abandoned its obligation to provide service and that it had not inappropriately continued interruptible service to the detriment of firm service. However, the FERC did find that Columbia Transmission had failed to exercise sufficient due diligence in its modifications to or its operation of vaporization equipment at its Chesapeake LNG facility and that Columbia Transmission had failed to deliver gas to VNG at 250 pounds per square inch gauge (psig) as called for by the agreement between VNG and Columbia Transmission. The FERC declined VNG’s request to award damages in this case and, as noted above, stated that any claim for damages could best be determined by a court of law. Both Columbia Transmission and VNG have appealed the FERC’s decision to the United States Court of Appeals for the D.C. Circuit. On May 12, 2006, the United States Court of Appeals for the D.C. Circuit issued an order on Columbia Transmission’s and VNG’s petitions for review of FERC’s decision. The Court upheld FERC’s holdings that the events at Columbia’s Chesapeake LNG facility in February and March of 2003 did not constitute a force majeure event, and upheld the FERC’s decision that Columbia had not unlawfully abandoned service to VNG. The Court also remanded the case to FERC directing FERC to articulate the basis for its authority to award damages (if any).
2.	Vivian K. Kershaw et al. v. Columbia Natural Resources, Inc., et al., Chautauqua County Court, New York
Plaintiffs filed a complaint in 2000 against CNR a former subsidiary, Columbia Transmission, Columbia and CER. The complaint alleges that plaintiffs own an interest in oil and gas leases in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end-user and by improperly deducting post-production costs. Plaintiffs seek the alleged royalty underpayment and punitive damages. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases owned by the defendants. Discovery is currently stayed while the parties seek to determine if the matter can be settled.
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

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Oral argument on the motions to dismiss was held on March 17 and 18, 2005 before a Special Master. On May 13, 2005, the Special Master issued his report and recommendations and recommended dismissal of the action against the Columbia defendants. The decision of the Special Master has been briefed and argued by the parties and presented to the Federal District Court Judge for a final ruling, which is expected in the third quarter of 2006.
4.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that CNR fraudulently concealed the deduction of post-production charges. The court has certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. CNR appealed the decision certifying the class and the West Virginia Supreme Court of Appeals denied the appeal. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. The trial was originally scheduled for the first quarter of 2006, but was continued indefinitely, pending review by the West Virginia Supreme Court on the deductibility of post production expenses. On June 15, 2006, the West Virginia Supreme Court ruled against the defendants on this issue but the trial court has not established a new trial date.
5.	EPA Settlement.
On June 29, 2006, Columbia Transmission entered into a Consent Agreement with Region III EPA related to the management of coal tar based pipe wrap. The Consent Agreement requires that Columbia Transmission, and its contractor, pay a civil penalty totaling $180,000.
ITEM 1A. RISK FACTORS
No material changes from the risk factors disclosed in NiSource’s 2005 Form 10-K filed on March 10, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 10, 2006, NiSource held its annual meeting of stockholders. On March 14, 2006, there were 272,646,698 shares of common stock outstanding and entitled to vote in person or by proxy at the meeting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)
NiSource Inc.
The number of votes received by and the number of votes withheld from each nominee for Director are set forth in that report below:

	Number of votes FOR	Number of votes WITHHELD
Gary L. Neale	215,537,076	9,978,967
Robert J. Welsh	204,303,246	21,212,797
Roger A. Young	206,071,689	19,444,354
The number of votes received for, the number of votes against and the number of votes abstained in conjunction with the ratification of Deloitte & Touche LLP as the Corporation’s independent public accountants for the year 2006, are set forth in the report below:

Number of votes FOR	Number of votes AGAINST	Number of votes ABSTAINED
208,640,572	15,039,573	1,835,898
The number of votes received for, the number of votes against and the number of votes abstained in conjunction with the proposal to amend the Corporation’s Certificate of Incorporation to declassify the board of directors and to provide for annual election of all directors is set forth below:

Number of votes FOR	Number of votes AGAINST	Number of votes ABSTAINED
219,589,357	3,359,800	2,566,886
The number of votes received for, the number of votes against and the number of votes abstained in conjunction with the stockholder proposal relating to the election of directors by a majority vote, are set forth below:

Number of votes FOR	Number of votes AGAINST	Number of votes ABSTAINED
123,455,695	60,900,758	3,242,890
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
NiSource Inc.

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Current Report on Form 8-K filed on May 16, 2006).

(3.2)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the NiSource Inc. Current Report on Form 8-K filed on May 16, 2006).

(10.1)	Letter Agreement dated August 10, 2005 between Mr. Robert D. Campbell and NiSource Corporate Services. *

(10.2)	Amended and Restated Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent and LC Bank dated July 7, 2006. *

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

*	Exhibit filed herewith.
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

NiSource Inc.
(Registrant)

Date: August 3, 2006	By:	/s/ Jeffrey W. Grossman
Jeffrey W. Grossman
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)