Form 10-Q
period 2006-09-30
NISOURCE INC/DE
filed 2006-11-02
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 273,004,359 shares outstanding at October 31, 2006.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Atlantic Trading	Columbia Atlantic Trading Corporation
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
AFUDC	Allowance for funds used during construction
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
ARP	Alternative Regulatory Plan
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
Day 1	Began October 1, 2003 and refers to Northern Indiana turning over operational control of the interchange facilities and its own transmission assets like many other Midwestern electric utilities to MISO

DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and transmission service, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
DTE	Department of Telecommunications and Energy
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NYDOS	New York’s Department of State
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIP	Percentage of Income Payment Plan
PPS	Price Protection Service
Private Power	Private Power, LLC
PUCO	Public Utilities Commission of Ohio
SAB No. 108	Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”

DEFINED TERMS (continued)

SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS No. 154	Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VNG	Virginia Natural Gas, Inc.
VSCC	Commonwealth of Virginia State Corporate Commission

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Statements of Consolidated Income (Loss) (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, except per share amounts)	2006	2005	2006	2005

Net Revenues
Gas Distribution	$392.9	$380.8	$2,996.4	$2,868.4
Gas Transportation and Storage	202.7	179.1	743.8	721.0
Electric	377.4	381.9	985.0	946.6
Other	183.5	222.3	715.6	666.2

Gross Revenues	1,156.5	1,164.1	5,440.8	5,202.2
Cost of Sales (excluding depreciation and amortization)	525.0	557.0	3,187.1	2,928.9

Total Net Revenues	631.5	607.1	2,253.7	2,273.3

Operating Expenses
Operation and maintenance	309.8	326.8	989.2	980.9
Depreciation and amortization	136.5	135.9	411.4	406.9
Impairment and (gain) loss on sale of assets	(0.3)	—	4.8	20.4
Other taxes	49.1	51.9	212.7	215.1

Total Operating Expenses	495.1	514.6	1,618.1	1,623.3

Operating Income	136.4	92.5	635.6	650.0

Other Income (Deductions)
Interest expense, net	(96.2)	(106.5)	(284.9)	(312.0)
Dividend requirements on preferred stock of subsidiaries	—	(1.0)	(1.1)	(3.2)
Other, net	(0.8)	3.3	(6.9)	6.4
Loss on early redemption of preferred stock	—	—	(0.7)	—

Total Other Income (Deductions)	(97.0)	(104.2)	(293.6)	(308.8)

Income (Loss) From Continuing Operations Before Income Taxes	39.4	(11.7)	342.0	341.2
Income Taxes	13.5	(5.8)	121.7	130.1

Income (Loss) From Continuing Operations	25.9	(5.9)	220.3	211.1

Loss from Discontinued Operations — net of taxes	(0.3)	(6.2)	(1.4)	(20.4)
Gain on Disposition of Discontinued Operations — net of taxes	0.2	5.3	0.4	47.8
Change in Accounting — net of taxes	—	—	0.4	—

Net Income (Loss)	$25.8	$(6.8)	$219.7	$238.5

Basic Earnings (Loss) Per Share ($)
Continuing operations	0.10	(0.02)	0.81	0.78
Discontinued operations	—	(0.01)	—	0.10

Basic Earnings (Loss) Per Share	0.10	(0.03)	0.81	0.88

Diluted Earnings (Loss) Per Share ($)
Continuing operations	0.10	(0.02)	0.81	0.77
Discontinued operations	—	(0.01)	—	0.10

Diluted Earnings (Loss) Per Share	0.10	(0.03)	0.81	0.87

Dividends Declared Per Common Share ($)	0.23	0.23	0.69	0.69

Basic Average Common Shares Outstanding (millions)	272.5	271.7	272.4	271.1
Diluted Average Common Shares (millions)	273.3	273.7	273.2	272.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions)	2006	2005

ASSETS
Property, Plant and Equipment
Utility Plant	$16,987.2	$16,684.4
Accumulated depreciation and amortization	(7,788.4)	(7,556.8)

Net utility plant	9,198.8	9,127.6

Other property, at cost, less accumulated depreciation	352.8	426.7

Net Property, Plant and Equipment	9,551.6	9,554.3

Investments and Other Assets
Assets of discontinued operations and assets held for sale	46.8	34.6
Unconsolidated affiliates	70.9	75.0
Other investments	118.2	114.2

Total Investments	235.9	223.8

Current Assets
Cash and cash equivalents	22.8	69.4
Restricted cash	203.0	33.9
Accounts receivable (less reserve of $48.1 and $67.9, respectively)	478.3	1,254.6
Gas inventory	682.8	526.9
Underrecovered gas and fuel costs	70.0	421.8
Materials and supplies, at average cost	85.3	72.0
Electric production fuel, at average cost	53.2	24.9
Price risk management assets	200.3	183.1
Exchange gas receivable	366.3	169.8
Regulatory assets	290.5	195.0
Prepayments and other	70.3	109.3

Total Current Assets	2,522.8	3,060.7

Other Assets
Price risk management assets	73.1	192.9
Regulatory assets	590.1	586.3
Goodwill	3,677.3	3,677.3
Intangible assets	477.9	495.8
Deferred charges and other	188.0	167.4

Total Other Assets	5,006.4	5,119.7

Total Assets	$17,316.7	$17,958.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	September 30,	December 31,
(in millions, except share amounts)	2006	2005

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 272,899,816 and 272,622,905 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in-capital	3,979.7	3,969.4
Retained earnings	950.4	981.6
Accumulated other comprehensive loss	(106.3)	(5.6)
Treasury stock	(21.1)	(15.1)

Total common stock equity	4,805.4	4,933.0
Preferred stock—Series without mandatory redemption provisions	—	81.1
Long-term debt, excluding amounts due within one year	5,173.4	5,271.2

Total Capitalization	9,978.8	10,285.3

Current Liabilities
Current portion of long-term debt	461.8	440.7
Short-term borrowings	861.0	898.0
Accounts payable	461.0	866.7
Dividends declared on common and preferred stocks	62.8	1.1
Customer deposits	104.9	101.9
Taxes accrued	137.2	217.5
Interest accrued	111.5	86.2
Overrecovered gas and fuel costs	144.4	25.8
Price risk management liabilities	242.1	72.3
Exchange gas payable	465.1	425.2
Deferred revenue	43.6	51.3
Regulatory liabilities	42.3	46.3
Accrued liability for postretirement and postemployment benefits	59.4	61.1
Other accruals	391.3	549.1

Total Current Liabilities	3,588.4	3,843.2

Other Liabilities and Deferred Credits
Price risk management liabilities	40.0	22.2
Deferred income taxes	1,485.1	1,591.9
Deferred investment tax credits	63.7	69.9
Deferred credits	89.8	81.1
Deferred revenue	32.2	60.4
Accrued liability for postretirement and postemployment benefits	475.4	511.0
Liabilities of discontinued operations and liabilities held for sale	9.9	—
Regulatory liabilities and other removal costs	1,250.5	1,196.2
Asset retirement obligations	125.3	119.8
Other noncurrent liabilities	177.6	177.5

Total Other Liabilities and Deferred Credits	3,749.5	3,830.0

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$17,316.7	$17,958.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2006	2005

Operating Activities
Net income	$219.7	$238.5
Adjustments to reconcile net income to net cash from continuing operations:
Loss on early redemption of preferred stock	0.7	—
Depreciation and amortization	411.4	406.9
Net changes in price risk management assets and liabilities	50.4	(85.7)
Deferred income taxes and investment tax credits	(129.4)	(56.8)
Deferred revenue	(36.0)	(11.6)
Stock compensation expense	4.4	6.6
Gain on sale of assets	(1.1)	(1.4)
Loss on impairment of assets	5.9	21.8
Cumulative effect of change in accounting principle, net of taxes	(0.4)	—
Income from unconsolidated affiliates	(3.3)	(3.5)
Gain on sale of discontinued operations	(0.4)	(47.8)
Loss from discontinued operations	1.4	20.4
Amortization of discount/premium on debt	5.8	14.6
AFUDC	(7.4)	(1.3)
Changes in assets and liabilities:
Accounts receivable	785.1	423.8
Inventories	(189.7)	(212.6)
Accounts payable	(397.9)	(97.2)
Customer deposits	3.0	2.7
Taxes accrued	(94.8)	(7.7)
Interest accrued	25.3	62.9
(Under) Overrecovered gas and fuel costs	470.4	64.7
Exchange gas receivable/payable	(159.7)	(22.0)
Other accruals	(67.9)	(0.8)
Prepayments and other current assets	38.8	16.3
Regulatory assets/liabilities	(62.0)	(17.5)
Postretirement and postemployment benefits	(1.5)	41.6
Deferred credits	(12.7)	(5.7)
Deferred charges and other noncurrent assets	2.7	13.2
Other noncurrent liabilities	(0.2)	11.9

Net Operating Activities from Continuing Operations	860.6	774.3
Net Operating Activities from or (used for) Discontinued Operations	4.7	(17.4)

Net Cash Flows from Operating Activities	865.3	756.9

Investing Activities
Capital expenditures	(398.3)	(406.9)
Proceeds from disposition of assets	17.2	7.4
Restricted cash	(174.7)	133.7
Other investing activities	(4.6)	(14.6)

Net Cash Flows used for Investing Activities	(560.4)	(280.4)

Financing Activities
Issuance of long-term debt	—	1,000.0
Retirement of long-term debt	(43.8)	(115.9)
Change in short-term debt	(37.0)	(307.6)
Retirement of preferred stock	(81.1)	—
Issuance of common stock	5.6	39.3
Acquisition of treasury stock	(6.0)	(1.7)
Dividends paid — common stock	(189.2)	(187.6)

Net Cash Flows (used for) or from Financing Activities	(351.5)	426.5

Increase (Decrease) in cash and cash equivalents	(46.6)	903.0
Cash and cash equivalents at beginning of year	69.4	29.5

Cash and cash equivalents at end of period	$22.8	$932.5

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$261.2	$240.0
Interest capitalized	7.4	1.3
Cash paid for income taxes	245.1	97.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, net of taxes)	2006	2005	2006	2005

Net Income (loss)	$25.8	$(6.8)	$219.7	$238.5
Other comprehensive income (loss)
Net unrealized gains (losses) on cash flow hedges	(41.2)	94.4	(106.7)	110.6
Net gain (loss) on available for sale securities	0.8	(0.2)	1.7	0.3
Minimum pension liability adjustment	4.4	(22.7)	4.4	(22.7)

Total other comprehensive income (loss)	(36.0)	71.5	(100.6)	88.2

Total Comprehensive Income (Loss)	$(10.2)	$64.7	$119.1	$326.7

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
2. Recent Accounting Pronouncements
SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.   In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans by requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of the plan assets and the benefit obligation, among other changes. SFAS No. 158 requires companies to recognize the funded status of a benefit plan and to provide disclosure requirements for fiscal years ending after December 15, 2006. Additionally, SFAS No. 158 requires employers to measure plan assets and benefit obligations as of the fiscal year-end statement of financial position for fiscal years ending after December 15, 2008. NiSource will adopt the provisions to record the funded status of its pension and other postretirement plans’ and to provide the disclosure requirements in the fourth quarter of 2006. Based on the measurement of the various defined benefit pension and other postretirement plans’ assets and benefit obligations at September 30, 2006, the impact of SFAS No. 158, should it have been in effect at September 30, 2006, would have reduced total assets by approximately $63 million, increased total liabilities by approximately $174 million and decreased total common stock equity by approximately $237 million. NiSource is currently evaluating what affects, if any, the adoption of SFAS No. 158 will have on regulatory assets or liabilities. SFAS No. 158 will not have an impact on the Statements of Consolidated Income at adoption and all impacts are non-cash.
SFAS No. 157 — Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. NiSource is currently reviewing the provisions of SFAS No. 157 to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively, with limited exceptions.
SAB No. 108 — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.  In September 2006, the SEC issued SAB No. 108 to provide guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 is effective for periods ending after November 15, 2006. NiSource will adopt SAB No. 108 as required.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
NiSource does not anticipate ongoing operating results to be materially impacted by the adoption of SFAS No. 123R. Upon adoption of SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. NiSource anticipates that other than the requirement for expensing stock options, the outstanding share-based awards will continue to be accounted for substantially as they were prior to the adoption of SFAS No. 123R. For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $6.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for 2005.

		Three Months	Nine Months
		Ended September 30,	Ended September 30,
(in millions, except per share data)		2005	2005

Net Income (Loss)
As reported		$(6.8)	$238.5
Add:	Stock-based employee compensation expense included in
	reported net income, net of related tax effects	1.2	4.2

Less:	Total stock-based employee compensation expense determined
	under the fair value method for all awards, net of tax	1.2	10.4

Pro forma		$(6.8)	$232.3

Earnings (loss) per share ($)
Basic	— as reported	(0.03)	0.88
	— pro forma	(0.03)	0.86
Diluted	— as reported	(0.03)	0.87
	— pro forma	(0.03)	0.85

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
At the annual meeting of stockholders held on May 10, 2005, NiSource’s stockholders approved proposed amendments to the 1994 Plan. The amendments (i) increased the maximum number of shares of NiSource common stock that may be subject to awards from 21 million to 43 million and (ii) extended the period during which awards could be granted to May 10, 2015 and extended the term of the plan until all the awards have been satisfied by either issuance of stock or the payment of cash. At September 30, 2006, there were 26,170,107 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. If a participant’s employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. However, awards may vest upon death, disability, or upon a change of control or retirement. There were 10,000 restricted shares outstanding at September 30, 2006, which were not a part of the time accelerated restricted stock award plan described below.
NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. These awards of restricted stock or restricted stock units generally vest over a period of six years or, in the case of restricted stock units at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at the end of the third year. At September 30, 2006, NiSource had 814,140 awards outstanding which contain the time-accelerated provisions. The total shareholder return measures established for the 2003 awards were not met as of December 31, 2005, therefore these grants will not have an accelerated vesting period. The measures for the 2004 awards were not met as of September 30, 2006.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
As of September 30, 2006, 89,860 restricted shares and 107,101 restricted stock units had been issued under the Plan.
Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant. Stock option transactions for the first nine months of 2006 were as follows:

		Weighted Average
	Options	Option Price ($)

Outstanding at January 1, 2006	9,948,383	22.59
Granted	—
Exercised	(235,508)
Cancelled	(618,730)
Outstanding at September 30, 2006	9,094,145	22.60
Exercisable at September 30, 2006	9,094,145	22.60

The following table summarizes information on stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Exercise Price	Remaining Contractual	Number	Exercise Price
Prices Per Share ($)	Outstanding	Per Share ($)	Life in Years	Exercisable	Per Share ($)

17.53 - 20.45	1,308,893	19.63	5.8	1,308,893	19.63
20.46 - 23.37	5,681,566	22.10	6.6	5,681,566	22.10
23.38 - 26.29	1,770,686	25.19	3.8	1,770,686	25.19
26.30 - 29.22	333,000	29.22	1.7	333,000	29.22

	9,094,145	22.60	5.8	9,094,145	22.60

There were no stock appreciation rights outstanding at September 30, 2006.
No options were granted during the nine months ended September 30, 2006. The fair value of each option granted during the nine months ended September 30, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 4.1%. The weighted average fair value of the options granted during the nine months ended September 30, 2005 was $3.34. The following assumptions were used:

September 30, 2005

Expected Life (yrs.)	4.2
Interest Rate	3.5 - 3.6%
Volatility	22.6%

NiSource recognized stock-based employee compensation expense of $4.4 million and $6.6 million in the first nine months of 2006 and 2005, respectively, as well as related tax benefits of $1.6 million and $2.4 million, respectively. There were no modifications to awards as a result of the adoption of SFAS 123R.
As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $6.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.
4. Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rate for 2006 and 2005, respectively, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarter and nine months ended September 30, 2006 were 34.3% and 35.6%, respectively. The effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The effective tax rate for the quarter ended September 30, 2006 was 34.3%, which includes a $1.1 million income tax benefit recorded upon filing NiSource’s 2005 consolidated federal income tax return. The income tax benefit in the third quarter of last year represented a 49.6% effective tax rate as a result of a loss from continuing operations together with a $1.1 million tax benefit recorded upon filing NiSource’s 2004 consolidated federal income tax return. The effective tax rate for the nine months ended September 30, 2006 was 35.6% compared to 38.1% for the comparable period last year. This 2.5% decrease reflects reductions in deferred state income tax liabilities recorded in the first quarter of 2006 and the tax impact of the non-deductible goodwill impairment charge recorded at Kokomo Gas in the second quarter of 2005. Offsetting these decreases is additional tax expense associated with the reduction in low income housing credits.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2006	2005	2006	2005

Denominator
Basic average common shares outstanding	272,548	271,724	272,431	271,080
Dilutive potential common shares
Nonqualified stock options	108	512	79	439
Shares contingently issuable under employee stock plans	548	884	548	884
Shares restricted under employee stock plans	136	541	123	511

Diluted Average Common Shares	273,340	273,661	273,181	272,914

6. Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. As of September 30, 2006, 870 employees were terminated as a result of the agreement with IBM, of which 554 became employees of IBM. During the third quarter of 2006, 9 employees were terminated, none of which became employees of IBM. Adjustments to the restructuring liability were recorded mainly for changes in estimated expenses related to the outsourcing initiative. Adjustments in the estimated liability are reflected in “Operation and maintenance” expense on the Statements of Consolidated Income.
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. As of September 30, 2006, the employment of 12 employees terminated as a result of the executive initiative, of whom 3 and 12 were terminated during the quarter and nine months ended September 30, 2006, respectively. In part, this reduction has come through anticipated attrition and consolidation of basic positions.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Distribution and the Electric Operations segments and included the closure of the Mitchell Station in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees. In connection with these earlier restructuring initiatives, a total of approximately 1,600 management, professional, administrative and technical positions were identified for elimination. As of September 30, 2006, 1,566 employees were terminated, of whom no employees were terminated during the quarter and nine months ended September 30, 2006. In the third quarter, an adjustment was made to the restructuring reserve for leased office space, reducing the reserve by $5.2 million as a result of the change in utilization of office space. This adjustment is reflected in “Operation and maintenance” expense on the Statements of Consolidated Income. Of the $3.6 million remaining restructuring liability from the Columbia merger and related initiatives, $3.3 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2005	Benefits Paid	Adjustments	September 30, 2006

Outsourcing initiative	$11.5	$(6.9)	$(2.2)	$2.4
Executive initiative	2.9	(2.4)	—	0.5
Columbia merger and related initiatives	10.1	(2.9)	(3.6)	3.6

Total	$24.5	$(12.2)	$(5.8)	$6.5

7. Discontinued Operations and Assets Held for Sale
The assets of discontinued operations and assets held for sale included net property, plant, and equipment of $46.8 million and $34.6 million at September 30, 2006 and December 31, 2005, respectively. Assets classified as held for sale are no longer depreciated.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. One of these investments was disposed of in the first quarter of 2006 and four other investments will be sold or disposed of during 2006 and 2007. An impairment loss of $2.3 million was recorded in the first half of 2006, due to the current book value exceeding the estimated fair value of these investments. NiSource has accounted for the investments to be sold, valued at $10.1 million as of September 30, 2006 after impairment, as assets of discontinued operations. Mortgage notes and other accrued liabilities related to these investments of $9.9 million are accounted for as liabilities of discontinued operations.
NiSource Corporate Services is in the process of selling its Marble Cliff facility. An impairment loss of $2.5 million was recognized in the first quarter of 2006 due to the current book value exceeding the estimated fair value of the facility. NiSource has accounted for this facility, valued at $12.7 million as of September 30, 2006 after impairment, as assets held for sale. Additionally, in the third quarter of 2006 NiSource Corporate Services sold a corporate aircraft for its book value of $9.6 million. An impairment loss of $0.9 million was recognized for the corporate aircraft that was accounted for as assets held for sale in the second quarter of 2006.
NiSource Development Company is in the process of selling its Northern Indiana headquarters facility. NiSource has accounted for this facility, with a net book value of $1.8 million as of September 30, 2006, as assets held for sale.
After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy. As part of PEI’s sale to Private Power in 2003, NiSource retained certain obligations with respect to the former PEI subsidiaries. NiSource retained operational guarantees related to environmental compliance, inventory balances, employee relations, and a contingent obligation to Private Power that could be triggered if U.S. Steel Gary Works exercised a purchase option under its agreement with a former PEI subsidiary. At the time of the sale, NiSource allocated $0.6 million to this contingent option obligation. However, in November 2005, U.S. Steel Gary Works announced its intent to exercise the purchase option. As a result, in the fourth quarter of 2005, NiSource accrued an additional

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
$7.4 million for the settlement of this obligation. In the second quarter of 2006, NiSource paid Private Power approximately $8.0 million to settle this obligation.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The Sand Creek Golf Club assets were included in assets of discontinued operations at March 31, 2006. In June 2006, the assets of the Sand Creek Golf Club valued at $11.9 million and additional properties, were sold to a private real estate development group. An after-tax loss of $0.2 million was recorded in June 2006. As a result of the June transaction with the private developer, at September 30, 2006, $4.3 million of assets, representing an estimate of future property to be sold during the next twelve months, are reflected as assets held for sale.
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. NiSource has accounted for the assets of these facilities, with a net book value of $17.7 million as of September 30, 2006, as assets held for sale. On October 16, 2006, Columbia Transmission sold assets for net book value of $4.2 million, which were previously reported as assets held for sale. Based on discussion with the potential buyer, NiSource does not believe that it is likely to sell certain assets formerly held by Transcom that were valued at $6.1 million. These assets were written down to zero in June 2005.
Results from discontinued operations from NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land and adjustments for NiSource’s former exploration and production subsidiary, CER, and water utilities are provided in the following table:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2006	2005	2006	2005

Revenues from Discontinued Operations	$1.4	$2.4	$4.7	$6.4

Loss from discontinued operations	(0.5)	(9.7)	(2.3)	(31.5)
Income tax benefit	(0.2)	(3.5)	(0.9)	(11.1)

Net Loss from Discontinued Operations	$(0.3)	$(6.2)	$(1.4)	$(20.4)

8. Regulatory Matters
Gas Distribution Operations Related Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. As of September 2006, approximately 731 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers were using an alternate supplier.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that provides for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. Columbia of Ohio commenced recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. On May 31, 2006, the PUCO approved Columbia of Ohio’s application to increase its Uncollectible Expense Rider rate. This application was based on projected annual bad debt recovery requirements of $37.0 million. As of September 30, 2006, Columbia of Ohio has $44.1 million of uncollected accounts receivable pending future recovery.
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
On October 31, 2006, the Massachusetts DTE approved a request by Bay State for a $3.6 million inflation adjustment to be collected annually over a twelve month period beginning November 1, 2006. Bay State is permitted, as part of its DTE-approved Performance Based Rate Plan, to adjust its rates each year to compensate for the impact of inflation.
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
Northern Indiana continues to work with its regulatory stakeholders on a filing made earlier this year to simplify its residential rate structure.
Gas Transmission and Storage Operations Related Matters
On June 30, 2005, the FERC issued the “Order On Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance is January 1, 2006 after which all assessment costs will be recorded as operating expenses. Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. In November, 2005, INGAA sought review of the matter before the U. S. Court of Appeals for the D.C. Circuit (INGAA V. FERC, No. 05-1426). The matter remains pending before the Court.
On July 20, 2006, the FERC issued a declaratory order in response to a petition filed by Tennessee Gas Pipeline. The petition related to a Tennessee Gas Pipeline request to establish an interconnection with the Columbia Gulf operated portion of the Blue Water Pipeline system. Columbia Gulf has a long-standing practice of providing interconnections with other interstate pipelines only as long as there is an interconnection agreement in place that

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
governs the rules of the interconnection. Among other things, these agreements help protect the integrity of Columbia Gulf’s system and the reliability of service to its customers. The FERC ruled that Tennessee Gas Pipeline’s interconnection request should be governed by the existing Blue Water Pipeline Operating Agreement between Columbia Gulf and Tennessee Gas Pipeline. Columbia Gulf constructed the necessary taps and Tennessee Gas Pipeline then completed its portion of the interconnection facilities. The interconnection was ready to flow gas on October 1, 2006.
In the declaratory order, the FERC also referred the matter to the Office of Enforcement to determine if there should be any action taken against Columbia Gulf for failing to comply with prior orders that directed Columbia Gulf to allow Tennessee Gas Pipeline to make an interconnection. Columbia Gulf has acted in good faith throughout the proceeding and is disappointed with the FERC’s referral of this matter to the Office of Enforcement. However, Columbia Gulf is cooperating with the Office of Enforcement while Columbia Gulf’s rehearing of the declaratory order issued by the FERC is pending.
Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The credits will continue beyond the minimum period at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates subsequent to the minimum period. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $37.9 million and $46.7 million were recognized for electric customers for the first nine months of 2006 and 2005, respectively.
As part of Northern Indiana’s use of the MISO’s transmission service, Day 1, Northern Indiana incurs transmission charges, based upon the FERC-approved tariff, which are recovered through the FAC process. In addition, Northern Indiana incurs administrative fees, which relate to the MISO’s management and operations of the transmission system. These fees, according to a 2004 IURC order, were not eligible for recovery or deferral until the end of Northern Indiana’s rate moratorium, which expired on July 31, 2006. Day 2 charges included both fuel and non-fuel costs. On June 1, 2005, the IURC issued an order authorizing Northern Indiana to recover fuel-related Day 2 costs. The order denied recovery or deferral of non-fuel Day 2 costs during Northern Indiana’s rate moratorium. The June 2005 order was unclear as to the categorization of certain types of MISO charges as to whether they were fuel or non-fuel. On May 4, 2006, the IURC issued an order, ruling that these charges were to be classified as fuel charges and were therefore recoverable through the FAC mechanism, beginning with charges incurred on December 9, 2005. As a result, a refund of $9.4 million was required for charges related to the period April 1, 2005 through December 8, 2005. Pending this order, Northern Indiana had provided a reserve of $8.7 million through December 2005. As a result of the ruling, amounts permitted to be recovered through the FAC totaled approximately $3.1 million for the first nine months of 2006. Day 2 non-fuel costs amounted to $12.7 million for the first nine months of 2006. Of this amount, $11.9 million was recorded as non-recoverable in net revenues through July 31, 2006 and, beginning August 1, 2006 per Cause No. 42685, $0.8 million has been deferred for consideration in a future rate case. Day 1 and Day 2 administrative fees totaled $4.0 million for the first nine months of 2006 and were $5.1 million for the year 2005. Of the $4.0 million in 2006, $1.0 million was deferred for consideration in a future rate proceeding. As part of the established settlement process with market participants, MISO uses “resettlement” statements to make adjustments related to prior operating periods. Amounts related to these adjustments cannot be anticipated or estimated in advance. Northern Indiana records these amounts when billed.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition (cause 42824) with the IURC for approval of a three-year arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. Northern Indiana filed supplemental testimony on January 26, 2006 indicating that it no longer is seeking approval of the three-year arrangement. The testimony clarifies that Northern Indiana was seeking affirmation from the IURC that the intermediate dispatchable power purchases made between August 9, 2005 and December 31, 2005, which were made pursuant to the July 1, 2005 interim order, were reasonable.
Northern Indiana, the OUCC and the Industrial Group, reached a settlement agreement on August 19, 2005 for purposes of partially settling cause 42824. The OUCC and the Industrial Group agreed to support Northern Indiana’s recovery of intermediate dispatchable power, through its FAC for the period August 9, 2005 through November 30, 2005. Additional settlement provisions include Northern Indiana’s agreement to file an electric base rate case on or before July 1, 2008.
On May 23, 2006, Northern Indiana, Whiting Clean Energy, TPC and Intervenor Board of Commissioners of LaPorte County, Indiana filed a proposed settlement agreement in cause 42824 (described above) requesting IURC approval. The settlement requires Northern Indiana to refund $2.0 million (less attorneys fees) associated with the intermediate dispatchable power purchases. Northern Indiana recorded a reserve for this amount in the second quarter of 2006. On August 23, 2006, the final order in cause 42824 requesting recovery of intermediate dispatchable power costs incurred August to December 2005 was issued. The final order from the IURC approved the Settlement Agreement between Northern Indiana, the OUCC and the Industrial Group. The IURC order also approved the Settlement Agreement between Northern Indiana and LaPorte County, whereby Northern Indiana is to issue a refund of $2.0 million (less attorneys fees) associated with the intermediate dispatchable power purchases that were “subject to refund” as a condition in Northern Indiana’s final orders in Cause Nos. 38706 FAC-69 and FAC-70. LaPorte County and its attorneys were awarded $0.5 million in fees and expenses. The attorney fees were paid in September 2006 and the amounts due to customers will be returned in the next FAC.
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO. On September 27, 2006, Northern Indiana filed for the voluntary dismissal of a Purchased Power and Transmission Tracker Mechanism, without prejudice, in accordance with the terms of the settlement agreement approved by the IURC order in cause 42824 (as described above). The final order approving the voluntary dismissal was issued on October 4, 2006.
Northern Indiana filed FAC-70 on February 6, 2006. This filing included a reconciliation of actual intermediate dispatchable power purchases for October, November and December 2005. The filing also included recovery of certain MISO charges under consideration in cause 42962 (described above). The order approving the FAC-70 factor was issued April 20, 2006. The intermediate dispatchable power cost recovery was subject to refund impacted by the final order in cause No. 42824 that was issued on August 23, 2006 (described above).
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
On September 28, 2006, the IURC issued an order approving FAC-72 rates on an interim basis subject to refund in the event that an excess rate of return is earned and subject to the resolution of the issues in Cause No. 38706-FAC71 subdocket (described above). FAC-72 included a refund for the remaining $0.8 million of MISO-related costs.
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
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 21, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $306 million. On October 18, 2006, Northern Indian filed for approval of the revised cost estimates to meet the environmental standards. The ECRM revenues amounted to $19.7 million for the nine months ended September 30, 2006, and $71.5 million from inception to date, while EERM revenues were $10.9 million for the nine months ended September 30, 2006, and $19.7 million from inception to date. On February 3, 2006, Northern Indiana filed ECR-7 simultaneously with EER-3 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $230.6 million and depreciation and operating expenses of $18.3 million through December 31, 2005. On March 29, 2006, the IURC approved Northern Indiana’s ECR-7 filing. ECR-8 was filed in August 2006 for capital expenditures (net of accumulated depreciation) of $226.8 million and was approved by the IURC on September 28, 2006. ECR-9 and EER-4 are scheduled to be filed in February 2007.
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
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. While the IURC could not conclude that Northern Indiana failed to provide reasonably adequate service, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Northern Indiana and Jupiter both appealed the IURC’s order to the Indiana Court of Appeals, which are currently pending. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005. On March 30, 2006, Jupiter filed a second complaint with the IURC, in which Jupiter alleges service problems and seeks additional relief. On May 19, 2006, Jupiter also filed a complaint in state court against Northern Indiana seeking recovery of damages based on the same alleged service problems. Northern Indiana has moved to stay this state court action pending resolution of the IURC proceedings.
9. Risk Management and Energy Trading Activities
NiSource uses commodity-based derivative financial instruments primarily to manage commodity price risk and interest rate risk exposure in its business as well as for commercial and industrial sales and some trading. NiSource accounts for its derivatives in accordance with SFAS No. 133. Under SFAS No. 133, if certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
NiSource’s derivatives on the Consolidated Balance Sheets at September 30, 2006 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$198.7	$1.6	$200.3
Other assets	72.9	0.2	73.1

Total price risk management assets	$271.6	$1.8	$273.4

Price risk management liabilities
Current liabilities	$(166.4)	$(75.7)	$(242.1)
Other liabilities	(34.7)	(5.3)	(40.0)

Total price risk management liabilities	$(201.1)	$(81.0)	$(282.1)

NiSource’s derivatives on the Consolidated Balance Sheets at December 31, 2005 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$152.6	$30.5	$183.1
Other assets	185.5	7.4	192.9

Total price risk management assets	$338.1	$37.9	$376.0

Price risk management liabilities
Current liabilities	$(63.4)	$(8.9)	$(72.3)
Other liabilities	(22.2)	—	(22.2)

Total price risk management liabilities	$(85.6)	$(8.9)	$(94.5)

The hedging activity for the quarter and nine months ended September 30, 2006 and 2005 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, net of taxes)	2006	2005	2006	2005

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$85.2	$109.9	$150.7	$93.7

Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	(41.2)	106.4	(106.0)	132.3

Reclassification adjustment for net gain included in net income	—	(12.0)	(0.7)	(21.7)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$44.0	$204.3	$44.0	$204.3

During the third quarter of 2006 and 2005, zero and a gain of $1.5 million, net of taxes respectively, were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the third quarter of 2006 and 2005, NiSource reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in other comprehensive income of approximately $26.3 million, net of taxes.

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
As part of the new MISO Day 2 initiative, Northern Indiana was allocated FTRs. These rights protect Northern Indiana against congestion losses due to the new MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. Additionally, Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of their cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of there derivatives.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Commodity price risk programs included in price risk assets and liabilities:

	September 30, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas price volatility program derivatives	$0.2	$(78.0)	$35.7	$—
PPS program derivatives	0.3	(6.9)	1.8	(2.5)
DependaBill program derivatives	0.2	(2.6)	1.6	—
MISO FTR program derivatives	1.1	—	2.2	(0.4)
Power price volatility program derivatives	—	(0.1)	—	—
Regulatory incentive program derivatives	0.5	(2.9)	—	(8.5)
Forward purchase agreements derivatives	130.5	—	266.7	—

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
NiSource has entered into interest rate swap agreements to modify the interest rate characteristics of its outstanding long-term debt from fixed to variable. On May 12, 2004, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $660 million with six counterparties having a 6 1/2-year term. NiSource Finance will receive payments based upon a fixed 7.875% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on May 15, 2009.
On July 22, 2003, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties with an 11-year term. NiSource Finance will receive payments based upon a fixed 5.40% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on either July 15, 2008 or July 15, 2013.
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
Interest rate risk activities programs included in price risk management assets and liabilities:

	September 30, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities

Interest rate swap derivatives	$—	$(27.1)	$—	$(12.2)

Marketing, Trading and Other Activities.   The remaining operations of TPC primarily involve commercial and industrial gas sales. TPC, on behalf of Whiting Clean Energy, has also entered into power and gas derivative contracts to manage price risk associated with operating Whiting Clean Energy during 2006.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
Marketing, trading and other programs included in price risk management assets and liabilities:

	September 30, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas marketing program derivatives	$140.6	$(164.5)	$68.0	$(70.9)

10. Whiting Clean Energy
PEI’s Whiting Clean Energy project at BP’s Whiting, Indiana refinery was placed in service in 2002. The Whiting Clean Energy facility and BP have reached a Memorandum of Understanding which, subject to the execution of a definitive agreement, would redefine terms under which Whiting Clean Energy will provide steam to BP. BP intends to develop alternative solutions to meet the refinery’s steam needs by the end of 2009. Whiting Clean Energy and BP have also outlined a restructured steam pricing approach for operating the Whiting Clean Energy facility in the interim.
Because of continued losses from Whiting Clean Energy, projected impacts from the Memorandum of Understanding reached between Whiting Clean Energy and BP, and expected utilization of the Whiting Clean Energy facility, an impairment study was performed during the third quarter of 2006 in accordance with SFAS No. 144. Under the provisions of SFAS No. 144, an impairment loss shall be recognized only if the carrying amount of a long lived asset is not recoverable and exceeds its fair value. The test compares the carrying amount of the long lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The study indicated that no impairment was necessary.
The study includes many estimates and assumptions for the 35-year estimated useful life of the facility. Changes in these estimates and assumptions, such as electricity and natural gas forward price volatility, impacts from the negotiations with BP in reaching a definitive agreement as discussed above, and utilization of the facility, could result in a situation where total undiscounted cash flows are less than the carrying value of the facility, which would result in a write-down that could be significant.
11. Goodwill Assets
NiSource’s goodwill assets at September 30, 2006 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill balances at September 30, 2006 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
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
The results of the June 30, 2005 impairment test indicated that no impairment charge was required for the goodwill related to the purchase of Columbia or Northern Indiana Fuel and Light, and that an impairment charge of $10.9 million was required for goodwill related to the purchase of Kokomo Gas. This impairment charge was recorded in June 2005 and is reflected in operating expenses as an “Impairment and (gain) loss on sale of assets” on the Statements of Consolidated Income. Factors contributing to this charge were increased income that reduced the “regulatory earnings bank” and limitations on future operating income growth.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
12. Pension and Other Postretirement Benefits
NiSource uses September 30 as its measurement date for its pension and other postretirement benefit plans. In accordance with SFAS No. 87, NiSource adjusted its minimum pension liability at September 30, 2006, decreasing the pension liability by approximately $15 million. The decrease in the liability is partly due to an increase in the discount rate used to determine the pension benefit obligation. NiSource expects to make contributions of $18.1 million to its pension plans and $45.8 million to its other postretirement benefit plans during 2006. Through September 30, 2006, NiSource has contributed $17.3 million to its pension plans and $34.3 million to its other postretirement benefit plans.
The following tables provide the components of the plans’ net periodic benefits cost for the third quarter and nine months ended September 30, 2006 and 2005:

	Pension Benefits		Other Benefits
Three Months Ended September 30, (in millions)	2006	2005	2006	2005

Net periodic cost
Service cost	$10.6	$10.5	$2.3	$2.3
Interest cost	31.2	32.0	10.2	10.4
Expected return on assets	(43.9)	(41.1)	(4.6)	(3.9)
Amortization of transitional obligation	—	—	2.0	2.4
Amortization of prior service cost	1.5	2.7	0.1	0.2
Recognized actuarial loss	4.7	4.2	1.5	0.9
Special termination benefits	—	2.2	—	—
Settlement/Curtailment loss	—	5.4	—	10.8

Net Periodic Benefits Cost	$4.1	$15.9	$11.5	$23.1

	Pension Benefits		Other Benefits
Nine Months Ended September 30, (in millions)	2006	2005	2006	2005

Net periodic cost
Service cost	$31.9	$31.3	$7.0	$6.9
Interest cost	93.7	96.0	30.4	31.3
Expected return on assets	(131.7)	(123.3)	(13.8)	(11.9)
Amortization of transitional obligation	—	—	6.0	7.3
Amortization of prior service cost	4.5	7.9	0.3	0.6
Recognized actuarial loss	13.9	12.8	4.6	2.8
Special termination benefits	—	2.2	—	—
Settlement/Curtailment loss	0.9	5.7	—	10.8

Net Periodic Benefits Cost	$13.2	$32.6	$34.5	$47.8

In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans. Please refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for additional information.
13. Asset Retirement Obligations
NiSource has accounted for retirement obligations on its assets since January 1, 2003 with the adoption of SFAS No. 143. In the fourth quarter 2005, NiSource adopted the provisions of FIN 47, which broadened the scope of SFAS No. 143 to include contingent asset retirement obligations and it also provided additional guidance for the measurement of the asset retirement liabilities. This accounting standard and the related interpretation require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
life of the related asset. The rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71 for those amounts it has collected in rates or expects to collect in future rates.
Changes in NiSource’s liability for asset retirement obligations for the first nine months of 2006 are presented in the table below:

Nine Months Ended September 30, (in millions)	2006

Beginning Balance	$119.8
Accretion	5.5

Ending Balance	$125.3

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
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143 and FIN 47. The amount of the other costs of removal reflected as a component of NiSource’s accumulated depreciation and amortization was approximately $1.2 billion and $1.1 billion at September 30, 2006 and December 31, 2005, respectively, based on rates for estimated removal costs embedded in composite depreciation rates. Upon the adoption of SFAS No. 143 on January 1, 2003, NiSource reclassified its cost of removal from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets.
For the three months ended September 30, 2006, NiSource accrued $1.8 million of accretion, of which $0.3 million was expensed and $1.5 million was recorded as a regulatory asset. For the nine months ended September 30, 2006, NiSource accrued $5.5 million of accretion, of which $0.8 million was expensed and $4.7 million was recorded as a regulatory asset. For the three and nine months ended September 30, 2005, NiSource accrued less than $0.1 million and $0.3 million of accretion, respectively, of which the majority of it was expensed. NiSource anticipates that the depreciation and accretion amounts to be recognized in 2006 associated with its asset retirement obligation assets and liabilities will be $2.8 million and $7.5 million, respectively, and will primarily be recorded as a regulatory asset or liability pursuant to SFAS No. 71.
14. Redemption of Preferred Stock
On April 14, 2006, Northern Indiana redeemed all of its outstanding cumulative preferred stock, having a total redemption value of $81.6 million.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
15. Other Commitments and Contingencies
A. Guarantees and Indemnities.   As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at September 30, 2006 and the years in which they expire were:

(in millions)	Total	2006	2007	2008	2009	2010	After

Guarantees of subsidiaries debt	$4,967.1	$253.3	$32.5	$8.8	$464.1	$1,282.4	$2,926.0
Guarantees supporting commodity transactions of subsidiaries	737.6	177.3	336.3	35.8	38.8	—	149.4
Lines of credit	861.0	861.0	—	—	—	—	—
Letters of credit	87.6	—	27.9	59.7	—	—	—
Other guarantees	191.5	—	28.5	12.0	3.8	5.0	142.2

Total commercial commitments	$6,844.8	$1,291.6	$425.2	$116.3	$506.7	$1,287.4	$3,217.6

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
Guarantees Supporting Commodity Transactions of Subsidiaries.   NiSource has issued guarantees, which support up to approximately $737.6 million of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Lines and Letters of Credit.   NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate commitment level to $1.5 billion and extending the termination date to July 2011. During November 2005, NiSource Finance also entered into a $300 million nine-month revolving credit agreement with Dresdner Kleinwort that expired September 5, 2006. At September 30, 2006, NiSource had $861 million in short-term borrowings outstanding under the five-year revolving credit facility. Through the five-year revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $87.6 million for the benefit of third parties.
Other Guarantees or Obligations.   On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into an agreement to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of September 30, 2006, Hardy Storage borrowed $57.0 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.4 million related to the fair value of its guarantee securing payment for 50% of the $57.0 million borrowed.
After the October 20, 2003 sale of six subsidiaries, PEI continues to own Whiting Clean Energy. As part of PEI’s sale to Private Power in 2003, NiSource retained certain obligations with respect to the former PEI subsidiaries. NiSource retained operational guarantees related to environmental compliance, inventory balances, employee relations, and a contingent obligation to Private Power that could be triggered if U.S. Steel Gary Works exercised a

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
purchase option under its agreement with a former PEI subsidiary. At the time of the sale, NiSource allocated $0.6 million to this contingent option obligation. However, in November 2005, U.S. Steel Gary Works announced its intent to exercise the purchase option. As a result, in the fourth quarter of 2005, NiSource accrued an additional $7.4 million for the settlement of this obligation. In the second quarter of 2006, NiSource paid Private Power approximately $8.0 million to settle this obligation.
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
A reserve of $70.9 million and $68.8 million has been recorded as of September 30, 2006 and December 31, 2005, respectively, to cover probable corrective actions at sites where NiSource has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.
Gas Distribution Operations.
At a property in the City of Staunton, Virginia, the current property owner has been issued notice by the EPA that they need to evaluate potential impacts associated with a gasoline station and a former manufactured gas plant that were on the property. The property owner is seeking contribution from Columbia of Virginia. Columbia of Virginia is currently assessing its liability in relation to the property.
Gas Transmission and Storage Operations.
On September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter. The final rule increased the stringency of the current fine particulate (PM2.5) standard, added a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter), and revoked the annual PM10 standards while retaining the 24-hour PM10 standards. The 24-hour primary and secondary standards for fine particulate were tightened from the previous level of 65 micrograms per cubic meter (µg/m3) to 35µg/m3 while the primary and secondary annual standards were kept at 15µg/m3. The annual PM10 standards of 50µg/m3 were revoked and the daily standards of 150µg/m3 were retained. State recommendations for designation of areas not meeting the new fine particle standards are due November 2007 with EPA designations by November 2009, effective in April 2010. SIPs detailing how states will reduce emissions to meet the NAAQS will be due three years later with attainment due by April 2015 with a possible five year extension to April 2020. These actions could require further reductions in NOx emissions from various emission sources in and near nonattainment areas, including reductions from Gas Transmission and Storage Operations. NiSource will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time
On August 6, 2006, Columbia Gulf received final approval of the NOx SIP Call Compliance Plan from the state of Kentucky. This Plan will reduce NOx emissions by 950 tons per ozone season starting May 1, 2007. Currently Columbia Gulf anticipates installation of approximately $6 million to $8 million in NOx controls to achieve these reductions.

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
Electric Operations.
Air.   On September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter as described above under, “Gas Transmission and Storage Operations.” The new rules set forth in this standard could impact the emission control requirements for coal-fired boilers including Northern Indiana’s electric generating stations. Northern Indiana will continue to closely monitor developments in this area.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern states, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. On March 15, 2006, the EPA signed three related rulemakings providing final regulatory decisions on implementing the CAIR. The EPA, in one of the rulings, denied several petitions for reconsideration of various aspects of the CAIR, including requests by Northern Indiana to reconsider SO2 and NOx allocations. The main rulemaking established federal implementation plans, or FIPs, for power plants to ensure that the emissions reductions required by the CAIR are achieved on schedule and provide criteria, whereby SIPs that meet a majority of the federal requirements or abbreviated SIPs could be approved if submitted by the states within six months of the September 2006 deadline. As an affected state, Indiana initiated state rule making in June 2005, for creating rules detailing how it will implement the federal rule and meet the emission caps. Indiana structured, and preliminarily adopted in June 2006, a draft rule to meet the EPA abbreviated CAIR SIP requirements and should therefore be eligible for a six-month extension of the submittal deadline. Final adoption of the rule is expected in November 2006. Accordingly, Indiana anticipates that the state CAIR rule will be finalized by March of 2007. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
On May 31, 2006, the EPA took final action on petitions to reconsider two actions regarding the air pollutant Mercury: 1) Its determination that regulation of electric utility steam generating units under section 112 of the Clean Air Act was neither necessary nor appropriate (the section 112 rule); and 2) The Clean Air Mercury Rule. Following the promulgation of the final section 112 rule, the EPA received two petitions for reconsideration. In response to the two petitions, the EPA agreed to reconsider certain aspects of the final section 112 rule. After considering the petitions and the information that was submitted during the public comment period, the EPA determined that its original rule was correct. Indiana is developing a rule to implement the EPA Clean Air Mercury Rule. An initial draft of IDEM’s proposed rule language is not expected until either late in the fourth quarter of 2006 or the first quarter of 2007. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
On June 29, 2006, the IDEM held a public hearing to satisfy the public notice requirements for its proposed petition to the EPA to redesignate the Indiana counties of Lake and Porter to attainment of the eight-hour ozone NAAQS. The petition included EPA required technical and procedural information, as well as optional technical information, supporting the IDEM’s redesignation request, as well as state plans to maintain the NAAQS upon the EPA redesignation, if granted. On October 2, 2006, the IDEM announced 2006 ozone season readings in these counties continued to meet air quality standards, reinforcing the supporting data included in the redesignation petition. Upon promulgation of the EPA and subsequent IDEM regulations to implement the redesignation to attainment, new source review rules would change from nonattainment new source review rules to prevention of significant deterioration while measures responsible for existing emission reductions would continue. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the outcome or timing of the approval of the petition.
Water.   The Great Lakes Water Quality Initiative program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana’s three electric generating

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued) (unaudited)
stations located on Lake Michigan. The state of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. All issues in subsequent litigation related to the EPA’s actions have been resolved with the exception of the EPA’s disapproval of the IDEM method for testing whole effluent toxicity. The NPDES water discharge permit for Michigan City Generating Station has been issued and became effective on April 1, 2006. Engineering studies have begun to determine specific compliance costs for this facility. The permit for the Bailly Generating Station was issued on June 26, 2006, and became effective on August 1, 2006. Northern Indiana has since appealed the Bailly Generating Station NPDES permit, due to an unacceptable internal outfall monitoring permit condition. Pending review and analysis of this permit, the cost of complying with the permit requirements cannot be estimated at this time.
16. Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss, which is included in “Common stock equity,” on the Consolidated Balance Sheets.

	September 30,	December 31,
(in millions)	2006	2005

Other comprehensive income (loss), before taxes:
Unrealized gains on securities	$3.0	$0.3
Tax (expense) on unrealized gains on securities	(1.4)	(0.3)
Unrealized gains on cash flow hedges	61.8	228.5
Tax (expense) on unrealized gains on cash flow hedges	(17.8)	(77.8)
Minimum pension liability adjustment	(252.7)	(260.1)
Tax benefit on minimum pension liability adjustment	100.8	103.8

Total Accumulated Other Comprehensive Loss, net of taxes	$(106.3)	$(5.6)

17. Business Segment Information
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2006	2005	2006	2005

REVENUES
Gas Distribution Operations
Unaffiliated	463.8	443.6	3,338.2	3,210.5
Intersegment	4.2	4.5	11.6	4.2

Total	468.0	448.1	3,349.8	3,214.7

Gas Transmission and Storage Operations
Unaffiliated	145.7	130.7	451.1	426.8
Intersegment	52.3	57.0	177.7	186.4

Total	198.0	187.7	628.8	613.2

Electric Operations
Unaffiliated	378.2	372.8	987.2	936.4
Intersegment	0.5	0.4	1.3	1.7

Total	378.7	373.2	988.5	938.1

Other Operations
Unaffiliated	168.6	207.9	664.1	618.5
Intersegment	7.7	19.0	30.2	35.3

Total	176.3	226.9	694.3	653.8

Adjustments and eliminations	(64.5)	(71.8)	(220.6)	(217.6)

Consolidated Revenues	$1,156.5	$1,164.1	$5,440.8	$5,202.2

Operating Income (Loss)
Gas Distribution Operations	(31.6)	(69.6)	168.4	211.0
Gas Transmission and Storage Operations	68.9	62.2	258.2	248.5
Electric Operations	108.3	110.4	239.7	236.8
Other Operations	(0.3)	(0.7)	(15.1)	(14.4)
Corporate	(8.9)	(9.8)	(15.6)	(31.9)

Consolidated Operating Income	$136.4	$92.5	$635.6	$650.0

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
For the nine months ended September 30, 2006, income from continuing operations was $220.3 million, or $0.81 per share. This compares to income from continuing operations of $211.1 million, or $0.78 per share, for the year-ago period. The increase was primarily due to lower restructuring and transition costs associated with the IBM agreement and lower asset impairment charges recorded this year. The first nine months of 2005 included $70.9 million of restructuring, transition, and pension costs associated with the IBM agreement and $21.8 million of asset impairment charges. The first nine months of 2006 included $11.8 million of restructuring and transition costs associated with the IBM agreement and $5.9 million of asset impairment charges. Also contributing to the increase in income from continuing operations is lower interest expense of $27.1 million and increased net revenues of $27.6 million from sales of shorter-term transportation and storage services within Gas Transmission and Storage Operations. NiSource is recognizing interest expense savings due to the refinancing of $2.4 billion in long-term debt during 2005.
Partially offsetting the above increases in income from continuing operations were lower net revenues due to the mild winter weather and declines in residential usage by natural gas utility customers. Weather was 13% warmer than normal and a year ago. Weather reduced net revenues in NiSource’s Gas Distribution Operations business segment by approximately $60 million during the first nine months of 2006 versus last year. Gas Distribution Operations net revenues were also reduced by approximately $18 million due to residential usage declines. Residential usage declines are likely to continue to adversely impact the operating results of Gas Distribution Operations.

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
Commercial and Regulatory Initiatives
Sales of Shorter-Term Transportation and Storage Services.  Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. A newly redeveloped, Houston-based commercial team has capitalized on these opportunities. Columbia Transmission entered into contracts that represent revenues in excess of $40 million of shorter-term business for 2006, $31.7 million of which was recorded during the first nine months ended September 30, 2006.
Regulatory Trackers.  Comparability of line item operating results are impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. An increase in operating expenses of $35.7 million was offset by a corresponding increase to net revenues reflecting recovery of certain costs.
Customer Conservation.   NiSource remains focused on the effects of customer conservation and is taking steps to address this issue. NiSource is developing and pursuing a number of regulatory initiatives throughout its distribution markets to mitigate the impact of conservation and customer attrition either through broader rate proceedings or specific mechanisms such as rate design, decoupling or other initiatives developed to moderate the impact of conservation. For example, on May, 16, 2006, Northern Indiana filed a petition with the IURC to simplify its residential rate structure and has made substantial progress in settlement discussions with its regulatory stakeholders.
Coal Gasification Project.   On October 26, 2007, Northern Indiana and the other two large gas distribution companies in Indiana signed a nonbinding letter of intent supporting potential development of a coal gasification project in the southern part of Indiana. Should this project go forward, Northern Indiana would use some of the gas from this facility as part of its overall gas supply portfolio and would also use some of the gas for the production of power. This project is still in the preliminary phase and a number of significant conditions must be satisfied before Northern Indiana would be expected to sign a binding contract for the output from this facility. Two of the more significant conditions are IURC approval of Northern Indiana’s recovery of its costs under the contract and passage of legislation that would assure the continued recovery of those costs for the term of the contract.
Bay State Rate Case.   On November 30, 2005, Bay State received approval from the Massachusetts DTE to increase its rates by $11.1 million. The Massachusetts DTE also approved Bay State’s request for a performance based rate plan but denied the request for cost recovery of a steel infrastructure replacement program.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Hardy Storage.   In November 2004, Columbia Transmission and a subsidiary of Piedmont reached an agreement to jointly develop a major new underground natural gas storage field to help meet increased market demand for natural gas in the eastern United States. Hardy Storage was then formed by Columbia Transmission and Piedmont to develop a natural gas storage field from a depleted natural gas production field in West Virginia. The field, which will have the capacity to store approximately 12 Bcf of natural gas, is expected to be able to deliver 176 MMDth per day of firm storage service on behalf of the subscribing customers. Construction began in the first quarter of 2006 and Hardy Storage is expected to be placed in service in the second quarter of 2007. On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into an agreement to finance the construction of Hardy Storage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Millennium Pipeline.   Millennium has proposed a pipeline project, in which Columbia Transmission is participating and will serve as operator, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. Millennium Pipeline, as well as companion upstream and downstream projects, are proceeding with the regulatory approval process. On May 3, 2006, Millennium made a second amended certificate filing to the FERC. This filing reflected the new partnership agreements and reconfigured ownership levels. It also reflected the change in contributed assets from Columbia to Millennium and other project updates. The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin Gas Transmission Co., Iroquois Gas Transmission System, L. P., and Islander East Pipeline Company, L.L.C. collectively referred to as the “Companion Pipelines.” Millennium has also advised several counties in New York that without certain requested tax relief the project, as currently proposed, will not be built. Millennium did receive a Final Environmental Impact Statement from the FERC on October 13, 2006. A final FERC certificate for Millennium is expected by year end. Provided the necessary regulatory approvals for Millennium and the “Companion Pipelines” and requested tax relief is received in a timely manner, Millennium plans to begin construction in Spring 2007 with a projected in-service date of November 2008. Millennium is anchored by long-term agreements with Consolidated Edison Inc. and KeySpan Corporation. Columbia and Central Hudson Gas & Electric Corporation also hold long-term agreements on Millennium. The redistribution of equity among partners in the Millennium Pipeline is now complete, with NiSource subsidiary Columbia Transmission holding a 47.5% equity stake.
Other Growth Projects
Eastern Market Expansion.   Eastern Market Expansion, a combined storage and transportation project designed to meet core market growth in the mid-Atlantic region that already has several binding customer agreements continues with pre-filing activities.
Financial Management of the Balance Sheet
Interest Expense Savings.   NiSource refinanced $2.4 billion of long-term debt at lower rates during 2005. As a result, interest expense, net was $284.9 million for the nine months ended September 30, 2006, a decrease of $27.1 million compared to the first nine months of 2005. This improvement was partially offset by lower interest income and higher costs related to the sale of accounts receivable which both contributed to the $13.3 million change in Other, net.
Expense and Process Management
IBM Agreement.   During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. NiSource expects the 10-year agreement with IBM to deliver upwards of $530 million in gross savings in operating and capital costs. This cost savings is dependent upon many factors, and unanticipated changes in operations may cause actual cost savings to be substantially less than expected. As a part of this transformation, many new information technology systems and process changes have an accelerated time-line for completion. In August, 2006, NiSource and IBM decided to delay further implementation of certain information technology systems beyond January 1, 2007 due to difficulties encountered with the first wave of new system implementations. This delay may decrease the level of projected operating cost savings while continuing to ensure stable operations. A high-level team of NiSource and IBM resources have been assigned to reassess some of the systems and processes involved to ensure a successful implementation.
Operating Expenses.   Operating expenses for the first nine months of 2006 were $1,618.1 million, a decrease of $5.2 million from the 2005 period. Excluding expenses that are recovered through regulatory trackers and corresponding increases in net revenues, operating expenses decreased by $40.9 million. This decrease was due primarily to lower restructuring, pension and transition costs associated with the IBM agreement and lower asset impairment charges recorded this year. Partially offsetting these decreases were operating expense increases in the Gas Transmission and Storage Operations segment primarily due to higher employee and administrative costs, property insurance premiums, costs to settle litigation and pipeline integrity expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Insurance Costs. NiSource renewed both of the onshore property and casualty insurance programs on July 1, 2006. As a result of the demand for limited insurance capacity for offshore exposures, particularly the Gulf of Mexico, the offshore property program was renewed on June 1, 2006. NiSource sustained an increase of approximately $8 million in property insurance costs directly attributable to the increase in insurance premiums for offshore and onshore facilities located in or near the Gulf of Mexico. Casualty premiums remained relatively flat compared to the previous year. Such increases and restrictions in coverage for Gulf of Mexico windstorm exposures were driven by the overall poor underwriting experience of the insurance industry over the past few years, resulting from the unprecedented losses sustained from hurricanes such as Ivan, Katrina and Rita.
Strategic Initiatives
NiSource’s Whiting Clean Energy facility and BP have reached a Memorandum of Understanding which, subject to the execution of a definitive agreement, would redefine terms under which Whiting Clean Energy will provide steam to BP. BP intends to develop alternative solutions to meet the refinery’s steam needs by the end of 2009. Whiting Clean Energy and BP have also outlined a restructured steam pricing approach for operating the Whiting Clean Energy facility in the interim.
NiSource is moving forward on its financial and strategic study initiative. The Board is in the advanced stages of reviewing a variety of options developed during the analytical phase of the strategic review process.
2006 Outlook
NiSource disclosed in its quarterly report ending March 31, 2006 that it expected income from continuing operations for 2006 to be between $1.33 to $1.43 basic EPS. This expectation considered the unfavorable weather impact of 9 cents per share that occurred during the first quarter 2006. In its quarterly report ending June 30, 2006, NiSource stated that attaining this guidance would be unlikely, primarily as a result of increased customer attrition and reduced customer usage of natural gas. NiSource’s initial earnings guidance included an assumption that usage declines would return to historic levels of 0.5% to 1%, as compared to the revised view that the decline could approximate 5%. Customer attrition has also increased significantly from historic levels of about 0.5% to approximately 1.2%. The projected impact of these issues was a reduction in net revenues of nearly $40 million, or 10 cents per share, compared with the levels underlying NiSource’s initial earnings guidance for the year. In addition, lower net interest savings were projected to increase interest expense and decrease other income by $12 million, or 3 cents per share, compared with the initial 2006 earnings guidance. NiSource has elected to not provide a reforecast of earnings for 2006 at this time.
Results of Operations
Quarter Ended September 30, 2006
Net Income
NiSource reported net income of $25.8 million, or $0.10 per share, for the three months ended September 30, 2006, compared to a net loss of $6.8 million, or $0.03 loss per share, for the three months ended September 30, 2005. Operating income was $136.4 million, an increase of $43.9 million from the same period in 2005. All per share amounts are basic EPS. Basic average shares of common stock outstanding at September 30, 2006 were 272.5 million compared to 271.7 million at September 30, 2005.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. An increase in operating expenses of $7.0 million was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2006, were $631.5 million, a $24.4 million increase from the same period last year. Excluding the impact of $7.0 million of trackers discussed above, net revenues increased by $17.4 million. Cooler weather in the third quarter of 2006 adversely affected Electric Operations by approximately $10 million and improved revenues within Gas Distribution Operations by approximately $3 million. The increase in net revenues was also attributable to increased net revenues from Electric Operations, excluding the impact of weather, of $14.4 million, mainly from lower unrecoverable MISO costs included in costs of sales of $4.0 million, increased electric usage by industrial customers

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
of approximately $4 million and other factors, and Gas Transmission and Storage Operations realizing a $10.2 million increase in sales from shorter-term transportation and storage services.
Expenses
Operating expenses for the third quarter 2006 were $495.1 million, a decrease of $19.5 million from the 2005 period. Excluding increases in expenses that are recovered through regulatory trackers and corresponding increases in net revenues (see discussion above), operating expenses decreased approximately $26.5 million. This decrease was primarily due to impacts in the third quarter of 2005, which included transition costs and a pension and other postretirement benefit charge totaling $49.0 million associated with the IBM outsourcing initiative, partially reduced by the reversal of accrued incentive compensation of $10.2 million. During the third quarter of 2006, operation and maintenance expense increases included generation and maintenance costs of $5.2 million in Electric Operations, higher property insurance premiums of $3.4 million mainly for offshore and onshore facilities located in or near the Gulf of Mexico, and certain costs incurred to settle litigation during the quarter.
Other Income (Deductions)
Interest expense, net was $96.2 million for the quarter, a decrease of $10.3 million compared to the third quarter 2005. This decrease was due to the refinancing of $2.4 billion in long-term debt at lower rates during 2005, partially offset by higher short-term interest rates. Other, net was a loss of $0.8 million for the current quarter compared to income of $3.3 million for the comparable 2005 period due to lower interest income and increased costs associated with the sale of accounts receivable. Higher fees, due to higher interest rates, and increased levels of accounts receivable balances resulted in the higher expenses associated with the sale of accounts receivable.
Income Taxes
Income tax expense for the third quarter of 2006 was $13.5 million, compared to an income tax benefit of $5.8 million due to losses incurred in the third quarter of 2005. The effective tax rate for the quarter ended September 30, 2006 was 34.3%, which includes a $1.1 million income tax benefit recorded upon filing NiSource’s 2005 consolidated federal income tax return. The income tax benefit in the third quarter of last year represented a 49.6% effective tax rate as a result of a loss from continuing operations together with a $1.1 million tax benefit recorded upon filing NiSource’s 2004 consolidated federal income tax return.
Results of Operations
Nine Months Ended September 30, 2006
Net Income
NiSource reported net income of $219.7 million, or $0.81 per share, for the nine months ended September 30, 2006, compared to $238.5 million, or $0.88 per share, for the first nine months of 2005. Operating income was $635.6 million, a decrease of $14.4 million from the same period in 2005. NiSource’s net income in the first nine months of 2005 reflects the $27.4 million gain on discontinued operations, which is the result of changes to reserves for contingencies related to the previous sale of discontinued assets partially offset by an impairment charge for certain discontinued assets. Basic average shares of common stock outstanding at September 30, 2006 were 272.4 million compared to 271.1 million at September 30, 2005.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. An increase in operating expenses of $35.7 million was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2006, were $2,253.7 million, a $19.6 million decrease from the same period last year. Excluding the impact of $35.7 million of trackers discussed above, net revenues decreased by $55.2 million, primarily due to the adverse impact of weather on Gas Distribution Operations by approximately $60 million and decreased usage of residential gas customers amounting to approximately $18 million. These decreases in net revenues were partially offset by increased sales of shorter-term transportation and storage services in Gas Transmission and Storage Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
amounting to $27.6 million. Electric Operations positive impacts to net revenues included a reduction in customer credits of $8.7 million and a reduction in unrecoverable MISO costs included in costs of sales of $7.7 million, which included the impact of a favorable regulatory ruling on the recoverability of certain MISO charges. The comparable period last year benefited by $8.9 million related to a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract within Gas Transmission and Storage Operations.
Expenses
Operating expenses for the first nine months of 2006 were $1,618.1 million, a decrease of $5.2 million from the 2005 period. Excluding increases in expenses that are recovered through regulatory trackers and corresponding increases in net revenues (see discussion above), operating expenses decreased $40.9 million. The decrease was primarily due to impacts in the first nine months of 2005 which included restructuring charges, transition costs, pension and other postretirement benefit charges, and other costs associated with the IBM outsourcing initiative totaling $70.9 million, a $10.9 million charge for obsolete software systems and a $10.9 million impairment charge related to goodwill at Kokomo Gas. Operating expense increases in the first nine months of 2006 included transition and other restructuring charges associated with the IBM agreement of $11.8 million, outside services and consulting of $12.3 million, generation and maintenance costs of $8.4 million in Electric Operations, higher property insurance premiums of $6.0 million mainly for offshore and onshore facilities located in or near the Gulf of Mexico, asset impairment charges of $5.9 million and certain costs incurred to settle litigation during the quarter.
Other Income (Deductions)
Interest expense, net was $284.9 million for the first nine months of 2006 compared to $312.0 million for the first nine months of last year. This decrease of $27.1 million was mainly due to the refinancing of $2.4 billion in long-term debt at lower rates during 2005, partially offset by higher short-term interest rates. Other, net was a loss of $6.9 million for the first nine months of 2006 compared to income of $6.4 million for the comparable 2005 period due to lower interest income and increased costs associated with the sale of accounts receivable. Higher fees, due to higher interest rates, and increased levels of accounts receivable balances resulted in the higher expenses associated with the sale of accounts receivable.
Income Taxes
Income tax expense for the first nine months of 2006 was $121.7 million, a decrease of $8.4 million compared to the 2005 period, due primarily to a lower effective tax rate. The effective tax rate for the nine months ended September 30, 2006 was 35.6% compared to 38.1% for the comparable period last year. This 2.5% decrease reflects reductions in deferred state income tax liabilities recorded in the first quarter of 2006 and the tax impact of the non-deductible goodwill impairment charge recorded at Kokomo in the second quarter of 2005. Offsetting these decreases is additional tax expense associated with the reduction in low income housing credits.
Liquidity and Capital Resources
Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas. While the previous credit agreements were projected to adequately meet these needs, on July 7, 2006, NiSource Finance amended its $1.25 billion credit facility increasing its aggregate commitment level to $1.5 billion to help maintain a reasonable cushion of short-term liquidity. NiSource Finance anticipates entering into a new $300 million short-term credit agreement with Dresdner Kleinwort during the fourth quarter of 2006 to provide additional liquidity through early 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2006 was $865.3 million, an increase of $108.4 million from the nine months ended September 30, 2005. This increase was primarily due to a significant reduction in outstanding accounts receivable and the collection of under-recovered gas cost partially offset by the impact in 2006 of reduced accounts payable balances. High gas cost in December 2005 resulted in unusually large balances in accounts receivable, accounts payable and under-recovered gas cost. A federal tax refund in the first quarter of 2005 compared to a tax payment in the first quarter of 2006 decreased net cash from operating activities period over period.
Investing Activities
Capital expenditures of $398.3 million in the first nine months of 2006 were $8.6 million lower than the comparable 2005 period. The spending for the first nine months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in 2006 compared to last year, mainly for increased integrity-management improvements in the Gas Transmission and Storage Operations segment and expenditures to replace key components within the Electric Operations segment in addition to new business projects. The program is expected to be funded primarily via cash from operations. Restricted cash balances increased $169.1 million in the first nine months of 2006 due primarily to a change in margin requirements for NiSource’s various derivative positions. Refer to Note 9, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management programs which utilize derivative instruments.
Financing Activities
On July 29, 2003, NiSource filed a shelf registration statement with the SEC to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource’s pre-existing shelf capacity, provided an aggregate $2.8 billion of total issuance capacity. As of September 30, 2006, NiSource’s remaining shelf capacity was $850 million.
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
On September 16, 2005, NiSource Finance issued $450 million of 5.25% 12-year unsecured notes that mature September 15, 2017 and $550 million of 5.45% 15-year unsecured notes that mature September 15, 2020. The proceeds were used in part to redeem $900 million of NiSource Finance notes due November 15, 2005. Contemporaneously with the pricing of the 5.25% and 5.45% notes, NiSource Finance terminated $900 million of forward starting swaps resulting in a $35.5 million payment to NiSource’s swap counterparties. The swap termination payments will be amortized over the life of the new debt issues, resulting in an effective interest rate of 5.67% and 5.88% respectively.
During July 2005, Northern Indiana redeemed $34.0 million of its medium-term notes with an average interest rate of 6.62%.
During June 2005, Northern Indiana redeemed $39.3 million of its medium-term notes and Bay State redeemed $10.0 million of its medium-term notes with an average interest rate of 6.79% and 6.58%, respectively.
During April 2005, NiSource redeemed $30.0 million of Capital Markets medium-term notes, with an average interest rate of 7.67%.
Credit Facilities.   During July 2006, NiSource Finance amended its $1.25 billion five-year revolving credit facility increasing the aggregate commitment level to $1.5 billion and extending the termination date to July 2011. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
amended facility will help maintain a reasonable cushion of short-term liquidity in anticipation of continuing volatile natural gas prices. During November 2005, NiSource Finance entered into a $300 million nine-month revolving credit agreement with Dresdner Kleinwort that expired September 5, 2006. NiSource Finance anticipates entering into a new $300 million short-term credit agreement with Dresdner Kleinwort during the fourth quarter of 2006 to provide additional liquidity through early 2007.
NiSource Finance had outstanding credit facility borrowings of $861.0 million at September 30, 2006, at a weighted average interest rate of 5.70%, and borrowings of $898.0 million at December 31, 2005, at a weighted average interest rate of 4.95%. As of September 30, 2006 and December 31, 2005, NiSource Finance had $87.6 million and $101.6 million of stand-by letters of credit outstanding, respectively. At September 30, 2006, $59.6 million of the $87.6 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $28.0 million of stand-by letters of credit outstanding at September 30, 2006, 24.6 million resided under NiSource Finance’s five-year credit facility and $3.4 million resided under an uncommitted arrangement with another financial institution. As of September 30, 2006, $614.4 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables.   On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The agreement, which had a scheduled expiration date of May 12, 2006, was extended for another year to May 11, 2007. The agreement was further amended on July 1, 2006 increasing the program limit from $300 million to $350 million and extending the expiration date to June 29, 2007. As of September 30, 2006, $72.5 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement under the term of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 22, 2006, and can be renewed if mutually agreed to by both parties. As of September 30, 2006, NRC had sold $191.1 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
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
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $6.1 million and $17.7 million for the quarter and nine months ended September 30, 2006, respectively.
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
Trading Risks
The transactions associated with NiSource’s power and natural gas trading operations give rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity and natural gas. TPC, on behalf of Whiting Clean Energy, has entered into power and gas derivative contracts in 2006 to manage price risk associated with operating Whiting Clean Energy. These derivatives relating to the expected operation of Whiting Clean Energy are accounted for as trading derivatives.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was zero, during the third quarter of 2006. The daily market exposure for the gas marketing and trading portfolios on an average, high and low basis was $0.2 million, $0.3 million and $0.1 million during the third quarter of 2006, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. The VaR limit for power trading was $2.5 million, however, this limit was reduced to zero in the third quarter of 2005 with the settlement of all power trading contracts. Power and gas derivative contracts entered

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
into to manage price risk associated with Whiting Clean Energy are limited to quantities surrounding the physical generation capacity of Whiting Clean Energy and the gas requirements to operate the facility.
Refer to Note 9, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
NiSource has issued guarantees that support up to approximately $737.6 million of commodity-related payments for its current subsidiaries involved in energy marketing and power trading and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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
NiSource has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 9, “Risk Management and Energy Trading Activities,” and Note 15-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
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
NiSource does not anticipate ongoing operating results to be materially impacted by the adoption of SFAS No. 123R. NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. NiSource anticipates that other than the requirement for expensing stock options, the current share-based awards will continue to be accounted for substantially as they are currently. For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $6.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.
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
FIN 47 — Accounting for Conditional Asset Retirement Obligations.   In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005. NiSource has adopted FIN 47 in the fourth quarter 2005. Refer to Note 13, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.   In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans by requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of the plan assets and the benefit obligation, among other changes. SFAS No. 158 requires companies to recognize the funded status of a benefit plan and to provide disclosure requirements for fiscal years ending after December 15, 2006. Additionally, SFAS No. 158 requires employers to measure plan assets and benefit obligations as of the fiscal year-end statement of financial position for fiscal years ending after December 15, 2008. NiSource will adopt the provisions to record the funded status of its pension and other postretirement plans’ and to provide the disclosure requirements in the fourth quarter of 2006. Based on the measurement of the various defined benefit pension and other postretirement plans’ assets and benefit obligations at September 30, 2006, the impact of SFAS No. 158, should it have been in effect at September 30, 2006, would have reduced Total Assets by approximately $63 million, increased Total Liabilities by approximately $174 million and decreased total common stock equity by approximately $237 million. NiSource is currently evaluating what affects, if any, the adoption of SFAS No. 158 will have on regulatory assets or liabilities. SFAS No. 158 will not have an impact on the Statements of Consolidated Income at adoption and all impacts are non-cash.
SFAS No. 157 — Fair Value Measurements.   In September 2006, the FASB issued SFAS No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. NiSource is currently reviewing the provisions of SFAS No. 157 to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively, with limited exceptions.
SAB No. 108 — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.   In September 2006, the SEC issued SAB No. 108 to provide guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 is effective for periods ending after November 15, 2006. NiSource will adopt SAB No. 108 as required.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in millions)	2006	2005		2006	2005

Net Revenues
Sales Revenues	$468.0	$448.1		$3,349.8	$3,214.7
Less: Cost of gas sold	276.9	267.5		2,353.3	2,166.9

Net Revenues	191.1	180.6		996.5	1,047.8

Operating Expenses
Operation and maintenance	142.4	169.7		534.2	537.7
Depreciation and amortization	57.7	55.7		173.3	167.8
Impairment and gain on sale of assets	(0.3)	—		(0.3)	10.5
Other taxes	22.9	24.8		120.9	120.8

Total Operating Expenses	222.7	250.2		828.1	836.8

Operating Income (Loss)	$(31.6)	$(69.6)		$168.4	$211.0

Revenues ($ in Millions)
Residential	211.2	227.8		2,067.0	2,026.6
Commercial	86.3	91.5		773.2	744.5
Industrial	53.7	59.1		232.4	233.6
Off System	77.6	13.8		315.7	134.1
Other	39.2	55.9		(38.5)	75.9

Total	468.0	448.1		3,349.8	3,214.7

Sales and Transportation (MMDth)
Residential	15.6	16.1		162.5	196.2
Commercial	20.0	17.6		114.3	124.3
Industrial	91.1	84.8		272.5	281.9
Off System	11.3	1.3		41.2	17.6
Other	0.1	0.1		0.6	0.6

Total	138.1	119.9		591.1	620.6

Heating Degree Days	69	21		2,752	3,180
Normal Heating Degree Days	58	58		3,165	3,168
% Colder (Warmer) than Normal	19%	(64%	)	(13% )	0%

Customers
Residential				2,983,908	2,988,934
Commercial				276,058	285,449
Industrial				7,849	8,424
Other				73	61

Total				3,267,888	3,282,868

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $0.5 million and $2.8 million for the third quarter and first nine months of 2006, respectively, and the restructuring liability remaining at September 30, 2006 was $0.8 million. In the third quarter, an adjustment was made to the restructuring reserve for leased office space, reducing the reserve by $5.2 million. This adjustment was made in connection with a reallocation of office space and assessment of office facilities. Refer to Note 6, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
Regulatory Matters
Gas Distribution Operations continues to offer CHOICE® opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions. As of September 2006, approximately 731 thousand of Gas Distribution Operations’ residential, small commercial and industrial customers were using an alternate supplier.
On December 17, 2003, the PUCO approved an application by Columbia of Ohio and other Ohio LDCs to establish a tracking mechanism that provides for recovery of current bad debt expense and for the recovery over a five-year period of previously deferred uncollected accounts receivable. Columbia of Ohio commenced recovery of the deferred uncollectible accounts receivables and establishment of future bad debt recovery requirements in November 2004. On May 31, 2006, the PUCO approved Columbia of Ohio’s application to increase its Uncollectible Expense Rider rate. This application was based on projected annual bad debt recovery requirements of $37.0 million. As of September 30, 2006, Columbia of Ohio has $44.1 million of uncollected accounts receivable pending future recovery.
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
On October 31, 2006, the Massachusetts DTE approved a request by Bay State for a $3.6 million inflation adjustment to be collected annually over a twelve month period beginning November 1, 2006. Bay State is permitted, as part of its DTE-approved Performance Based Rate Plan, to adjust its rates each year to compensate for the impact of inflation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
addition to the inflation adjustment, Bay State also requested an adjustment to its rates for revenue declines attributable to conservation in the amount of $5 million, annually. The DTE is expected to rule on Bay State’s requests in the fourth quarter of 2006.
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
Northern Indiana continues to work with its regulatory stakeholders on a filing made earlier this year to simplify its residential rate structure.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of September 30, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 15-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Distribution Operations.
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
Weather in the Gas Distribution Operation’s territories for the third quarter of 2006 was significantly cooler than the comparable quarter in 2005, and 19% cooler than normal overall.
For the first nine months of 2006, weather was 13% warmer than the comparable 2005 period and 13% warmer than normal.
Throughput
Total volumes sold and transported of 138.1 MMDth for the third quarter of 2006, increased 18.2 MMDth from the same period last year. This increase in volume was due to increased off-system sales and cooler weather in the current period partially offset by decreased residential sales due in part to reduced residential customer usage compared to the same period last year.
For the nine month period ended September 30, 2006, total volumes sold and transported were 591.1 MMDth, a decrease of 29.5 MMDth from the same period in 2005. This decrease reflected lower sales to residential, commercial, and industrial customers, which was attributable mainly to the milder weather, and decreased residential customer usage, partially offset by increased off-system sales in the first nine months of 2006 compared to the first nine months of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Net Revenues
Net revenues for the three months ended September 30, 2006 were $191.1 million, an increase of $10.5 million from the same period in 2005, due to an increase from regulatory trackers of $5.2 million, which are primarily offset in operating expenses, the impact of cooler weather amounting to approximately $3 million for the quarter and increased revenues from gas cost incentive mechanisms of $2.4 million. These increases in net revenues were partially offset by an estimated decline in usage from residential customers of approximately $2 million and increased costs associated with certain retail products offered to gas distribution customers in some regions.
For the nine month period ended September 30, 2006, net revenues were $996.5 million, a $51.3 million decrease from the same period in 2005. This decrease in net revenues was due primarily to the impact of warmer weather amounting to approximately $60 million and a decline in residential usage of approximately $18 million. These decreases in net revenues were partially offset by a $32.1 million increase in revenues from regulatory trackers, which are primarily offset in operating expense.
Operating Income
For the third quarter of 2006, Gas Distribution Operations reported an operating loss of $31.6 million compared to an operating loss of $69.6 million for the same period in 2005. The decrease in operating loss was attributable to increased net revenues described above and lower operation and maintenance expenses. Operation and maintenance expenses were impacted by costs incurred in the third quarter of 2005 for transition, a pension and other post-retirement benefits charge and new system development costs totaling $29.9 million associated with the IBM agreement. Increased employee and administrative costs were offset by a reversal in the third quarter of a restructuring reserve for leased office space of $5.2 million. Increased depreciation expense was partially offset by a decrease in other taxes.
Operating income for the first nine months of 2006 totaled $168.4 million, a $42.6 million decrease compared to the same period in 2005, largely attributable to reduced net revenues described above. The comparable period last year was impacted by transition costs, a restructuring charge, a pension and other post-retirement benefits charge and new system development costs totaling $41.3 million associated with the IBM agreement and a $10.9 million goodwill impairment loss related to Kokomo Gas. Operating expenses were impacted this year by higher depreciation expense of $5.5 million and higher employee and administrative costs, partially offset by a reversal in the third quarter of a restructuring reserve for leased office space of $5.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2006	2005	2006	2005

Operating Revenues
Transportation revenues	$154.6	$141.5	$491.6	$470.1
Storage revenues	44.2	44.4	132.4	133.6
Other revenues	(0.8)	1.8	4.8	9.5

Total Operating Revenues	198.0	187.7	628.8	613.2
Less: Cost of gas sold	4.3	6.4	13.6	18.3

Net Revenues	193.7	181.3	615.2	594.9

Operating Expenses
Operation and maintenance	83.6	77.8	229.7	219.0
Depreciation and amortization	28.4	28.6	85.7	85.3
Loss on sale of assets	—	—	0.5	—
Other taxes	12.8	12.7	41.1	42.1

Total Operating Expenses	124.8	119.1	357.0	346.4

Operating Income	$68.9	$62.2	$258.2	$248.5

Throughput (MMDth)
Columbia Transmission
Market Area	170.5	144.1	669.0	708.2
Columbia Gulf
Mainline	108.1	120.4	397.7	402.1
Short-haul	36.4	27.1	83.8	68.7
Columbia Pipeline Deep Water	1.6	2.7	6.7	9.4
Crossroads Gas Pipeline	8.4	9.5	28.4	31.5
Granite State Pipeline	3.0	3.2	19.1	22.8
Intrasegment eliminations	(90.7)	(110.4)	(369.4)	(390.6)

Total	237.3	196.6	835.3	852.1

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
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $0.9 million and $2.0 million for the third quarter and first nine months of 2006, respectively, and the restructuring liability remaining at September 30, 2006 was $3.0 million. Refer to Note 6, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Transmission and Storage Operations segment.
Regulatory Matters
On June 30, 2005, the FERC issued the “Order On Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance is January 1, 2006 after which all assessment costs will be recorded as operating expenses. Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. It is anticipated that operating expenses will increase

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
approximately $7 - $12 million in future years related to this guidance and the expenditures NiSource expects to incur to comply with the DOT’s Integrity Management Rule. In November, 2005, INGAA sought review of the matter before the U. S. Court of Appeals for the D.C. Circuit (INGAA V. FERC, No. 05-1426). The matter remains pending before the Court.
On July 20, 2006, the FERC issued a declaratory order in response to a petition filed by Tennessee Gas Pipeline. The petition related to a Tennessee Gas Pipeline request to establish an interconnection with the Columbia Gulf operated portion of the Blue Water Pipeline system. Columbia Gulf has a long-standing practice of providing interconnections with other interstate pipelines only as long as there is an interconnection agreement in place that governs the rules of the interconnection. Among other things, these agreements help protect the integrity of Columbia Gulf’s system and the reliability of service to its customers. The FERC ruled that Tennessee Gas Pipeline’s interconnection request should be governed by the existing Blue Water Pipeline Operating Agreement between Columbia Gulf and Tennessee Gas Pipeline. Columbia Gulf constructed the necessary taps and Tennessee Gas Pipeline then completed its portion of the interconnection facilities. The interconnection was ready to flow gas on October 1, 2006.
In the declaratory order, the FERC also referred the matter to the Office of Enforcement to determine if there should be any action taken against Columbia Gulf for failing to comply with prior orders that directed Columbia Gulf to allow Tennessee Gas Pipeline to make an interconnection. Columbia Gulf has acted in good faith throughout the proceeding and is disappointed with the FERC’s referral of this matter to the Office of Enforcement. However, Columbia Gulf is cooperating with the Office of Enforcement while Columbia Gulf’s rehearing of the declaratory order issued by the FERC is pending.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of September 30, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 15-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Transmission and Storage Operations.
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
Proposed Millennium Pipeline Project
Millennium has proposed a pipeline project, in which Columbia Transmission is participating and will serve as operator, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The project is currently being marketed in two phases. Phase 1 of the project is to begin at a proposed interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire would construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium would extend eastward to an interconnect with Algonquin Gas Transmission Co. at Ramapo, New York. As currently planned, Phase 2 would cross the Hudson River, linking to the New York City metropolitan market.
The FERC issued an order in September 2002 in which it granted final certificate authority for the original Millennium project, but specified that Millennium could not begin construction until certain environmental and other conditions were met. One such condition, impacting what is now being marketed as Phase 2 of the project, was compliance with the Coastal Zone Management Act, which is administered by the NYDOS. NYDOS determined that the Hudson River crossing plan was not consistent with the Coastal Zone Management Act. Millennium’s appeal of that decision to the United States Department of Commerce was denied. Millennium filed

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
an appeal of the United States Department of Commerce ruling relating to the project’s Hudson River crossing plan in the United States Federal District Court on February 13, 2004. On March 31, 2006, the United States Federal District Court denied Millennium’s appeal. On May 3, 2006 Millennium filed with FERC requesting it vacate portions of the Millennium certificate that relate to the Phase 2 facilities and any conditions relating to Phase 2. This reflects Millennium’s decision not to appeal the United States Federal District Court ruling. Phase 2 options are still being studied. The content of the final FERC certificate for Phase I of Millennium, expected by year-end, could impact these options.
On August 1, 2005, Millennium submitted a certificate amendment filing to the FERC. This amended filing requests authorization from the FERC to construct the project in phases, which includes an allocation of prior project costs between the phases, details construction and development plans for Phase 1 of the project, and includes executed precedent agreements for service on Phase 1 of the project. On May 3, 2006, Millennium made a second amended certificate filing to the FERC. This filing reflected the new partnership agreements and reconfigured ownership levels as discussed below. It also reflected the change in contributed assets from Columbia to Millennium and other project updates. The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, Iroquois, and Islander East collectively referred to as the “Companion Pipelines.” Millennium has also advised several counties in New York that without certain requested tax relief the project, as currently proposed, will not be built. Millennium did receive a Final Environmental Impact Statement from the FERC on October 13, 2006. A final FERC certificate for Millennium is expected by year end. Provided the necessary regulatory approvals for Millennium and the “Companion Pipelines” and requested tax relief are received in a timely manner, Millennium plans to begin construction in Spring 2007 with a projected in-service date of November 2008.
In March 2006, Columbia Atlantic Trading, a NiSource subsidiary, sold its 21.0% interest in the Millennium partnership to KeySpan Millennium (owned by KeySpan Corporation) and DTE Millennium (owned by DTE Energy Co.) through an equity redistribution and a re-writing of the partnership agreements. The Millennium partnership is now currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%). Columbia Transmission will be the operator.
Hardy Storage Project
In November 2004, Columbia Transmission and a subsidiary of Piedmont reached an agreement to jointly develop a major new underground natural gas storage field to help meet increased market demand for natural gas in the eastern United States. Hardy Storage was then formed by Columbia Transmission and Piedmont to develop a natural gas storage field from a depleted natural gas production field in West Virginia. The field, which will have the capacity to store approximately 12 Bcf of natural gas, is expected to be able to deliver 176 MMDth per day of firm storage service on behalf of the subscribing customers. Columbia Transmission and Piedmont each have a 50% equity interest in the project, and Columbia Transmission will serve as operator of the facilities.
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received a favorable order on November 1, 2005. On October 26, 2006, Hardy Storage filed an application seeking to amend the November 1, 2005 order to revise the initial rates and estimated costs for the project pursuant to executed settlement agreements with Hardy Storage’s customers.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into an agreement to finance the construction of Hardy Storage. Under the financing agreement, Columbia Transmission issued guarantees securing payment for amounts issued in connection with Hardy Storage up until such time as the project is placed in service and satisfies certain performance criteria. Additional information on this guarantee is provided in Note 15-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements. Construction began in the first quarter of 2006 and Hardy Storage is expected to be placed in service in the second quarter of 2007.
Other Growth Projects
Eastern Market Expansion, a combined storage and transportation project designed to meet core market growth in the mid-Atlantic region that already has several binding customer agreements, continues with pre-filing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Sales of Shorter-Term Transportation and Storage Services
Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. A newly redeveloped, Houston-based commercial team has capitalized on these opportunities. Columbia Transmission entered into contracts that represent revenues in excess of $40 million of shorter-term business for 2006, $31.7 million of which was recorded during the nine months ended September 30, 2006.
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 237.3 MMDth for the third quarter 2006, compared to 196.6 MMDth for the same period in 2005. The increase of 40.7 MMDth is due to increased sales of shorter-term transportation and storage services described above.
Throughput for the nine months ended September 30, 2006 was 835.3 MMDth, a decrease of 16.8 MMDth from the same period in 2005, due to warmer weather in the first nine months of 2006 than for the comparable period in 2005 partially offset by increased sales of shorter-term transportation and storage services.
Net Revenues
Net revenues were $193.7 million for the third quarter 2006, an increase of $12.4 million from the same period in 2005, primarily due to increased sales of shorter-term transportation and storage services of $10.2 million. Seasonal price fluctuations in the national energy market continued to create opportunities for customers to utilize existing short-term tariff services.
Net revenues were $615.2 million for the first nine months of 2006 compared to $594.9 million for the first nine months of 2005. The increase in net revenues was mainly due to increased subscriptions for demand services of $5.7 million and sales of shorter-term transportation and storage services amounting to $27.6 million. The comparable period last year benefited from a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, which amounted to $8.9 million.
Operating Income
Operating income was $68.9 million for the third quarter 2006 compared to $62.2 million in the third quarter 2005. Increases in net revenues described above were partially offset by increased operating expenses of $5.7 million. Operation and maintenance expenses increased as a result of higher employee and administrative costs of $4.2 million, increased property insurance costs of $2.9 million and certain costs incurred to settle litigation during the quarter. These operation and maintenance expense increases were partially offset by the impact in the comparable 2005 period of transition costs and a pension and other postretirement benefit charge totaling $8.5 million associated with the IBM agreement. The increased property insurance costs were mainly attributable to insurance premiums for offshore and onshore facilities located in or near the Gulf of Mexico. The increases in insurance premiums were driven by the poor underwriting experience of the insurance industry over the past few years, resulting from the unprecedented losses sustained from hurricanes such as Ivan, Katrina and Rita.
For the first nine months of 2006, operating income of $258.2 million increased $9.7 million compared to the first nine months of 2005 primarily due to increased net revenues described above. Operation and maintenance expenses increased as a result of higher employee and administrative costs of $8.7 million, increased property insurance premiums of $3.9 million mainly for offshore and onshore facilities located in or near the Gulf of Mexico, pipeline integrity related costs of $2.6 million, and certain costs incurred to settle litigation during the quarter. These operation and maintenance expense increases were partially offset by the impact in the comparable 2005 period of transition costs, a restructuring charge and a pension and other postretirement benefit charge totaling $11.2 million associated with the IBM agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(in millions)	2006		2005	2006		2005

Net Revenues
Sales revenues	$378.7		$373.2	$988.5		$938.1
Less: Cost of sales	143.5		142.4	372.1		331.0

Net Revenues	235.2		230.8	616.4		607.1

Operating Expenses
Operation and maintenance	66.5		62.3	193.4		192.4
Depreciation and amortization	47.3		46.9	140.3		138.6
Gain on sale of assets	—		—	—		(0.4)
Other taxes	13.1		11.2	43.0		39.7

Total Operating Expenses	126.9		120.4	376.7		370.3

Operating Income	$108.3		$110.4	$239.7		$236.8

Revenues ($ in millions)
Residential	116.1		118.3	276.1		269.0
Commercial	103.0		92.8	276.0		251.7
Industrial	132.2		116.9	387.6		333.9
Wholesale	17.5		14.6	32.6		28.4
Other	9.9		30.6	16.2		55.1

Total	378.7		373.2	988.5		938.1

Sales (Gigawatt Hours)
Residential	1,058.0		1,197.9	2,541.1		2,732.9
Commercial	1,077.5		1,082.4	2,921.0		2,964.7
Industrial	2,359.8		2,240.1	7,180.7		6,753.6
Wholesale	260.4		336.5	608.4		693.6
Other	38.5		34.3	78.9		82.8

Total	4,794.2		4,891.2	13,330.1		13,227.6

Cooling Degree Days	524		655	714		935
Normal Cooling Degree Days	576		576	803		803
% Warmer (Colder) than Normal	(9%	)	14%	(11%	)	16%

Electric Customers
Residential				396,072		393,382
Commercial				51,791		50,922
Industrial				2,520		2,512
Wholesale				7		12
Other				760		767

Total				451,150		447,595

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 451 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
The U.S. steel industry continues to adjust to changing market conditions including international competition, increased energy costs, and fluctuating demand for their products. The industry has responded with plant consolidation and rationalization to reduce costs and improve their position in the market place. Increased use of advanced technology by U.S. steel producers has lowered production costs and increased productivity, reducing the labor differential between international producers and those in the United States. NiSource continued to see strength in industrial sales volumes, up 6.3% over 2005 levels, due largely to the steel market and related industries.
Northern Indiana has identified a need for additional resources to meet its electric customers’ demand in the coming years. To assess options to meet this need, a Request for Proposal for purchases of power (including renewable energy) and demand reducing options was issued. The bids are to provide power in the short term as well separate bids to provide power in the long term. These bids are being evaluated and compared to other options including building a power plant, acquiring a portion of an existing plant, entering into a natural gas purchase contract to provide low cost gas for power production and restarting or repowering of the Mitchell Station. No commitment to pursue any specific option or group of options has been made. Management anticipates that the evaluation of options will continue at least until early 2007.
Regulatory Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The credits will continue beyond the minimum period at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates subsequent to the minimum period. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $37.9 million and $46.7 million were recognized for electric customers for the first nine months of 2006 and 2005, respectively.
As part of Northern Indiana’s use of the MISO’s transmission service, Day 1, Northern Indiana incurs transmission charges, based upon the FERC-approved tariff, which are recovered through the FAC process. In addition, Northern Indiana incurs administrative fees, which relate to the MISO’s management and operations of the transmission system. These fees, according to a 2004 IURC order, were not eligible for recovery or deferral until the end of Northern Indiana’s rate moratorium, which expired on July 31, 2006. Day 2 charges included both fuel and non-fuel costs. On June 1, 2005, the IURC issued an order authorizing Northern Indiana to recover fuel-related Day 2 costs. The order denied recovery or deferral of non-fuel Day 2 costs during Northern Indiana’s rate moratorium. The June 2005 order was unclear as to the categorization of certain types of MISO charges as to whether they were fuel or non-fuel. On May 4, 2006, the IURC issued an order, ruling that these charges were to be classified as fuel charges and were therefore recoverable through the FAC mechanism, beginning with charges incurred on December 9, 2005. As a result, a refund of $9.4 million was required for charges related to the period April 1, 2005 through December 8, 2005. Pending this order, Northern Indiana had provided a reserve of $8.7 million through December 2005. As a result of the ruling, amounts permitted to be recovered through the FAC totaled approximately $3.1 million for the first nine months of 2006. Day 2 non-fuel costs amounted to $12.7 million for the first nine months of 2006. Of this amount, $11.9 million was recorded as non-recoverable in net revenues through July 31, 2006 and, beginning August 1, 2006 per Cause No. 42685, $0.8 million has been deferred for consideration in a future rate case. Day 1 and Day 2 administrative fees totaled $4.0 million for the first nine months of 2006 and were $5.1 million for the year 2005. Of the $4.0 million in 2006, $1.0 million was deferred for consideration in a future rate proceeding. As part of the established settlement process with market participants, MISO uses “resettlement” statements to make

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
adjustments related to prior operating periods. Amounts related to these adjustments cannot be anticipated or estimated in advance. Northern Indiana records these amounts when billed.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition (cause 42824) with the IURC for approval of a three-year arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. Northern Indiana filed supplemental testimony on January 26, 2006 indicating that it no longer is seeking approval of the three-year arrangement. The testimony clarifies that Northern Indiana was seeking affirmation from the IURC that the intermediate dispatchable power purchases made between August 9, 2005 and December 31, 2005, which were made pursuant to the July 1, 2005 interim order, were reasonable.
Northern Indiana, the OUCC and the Industrial Group, reached a settlement agreement on August 19, 2005 for purposes of partially settling cause 42824. The OUCC and the Industrial Group agreed to support Northern Indiana’s recovery of intermediate dispatchable power, through its FAC for the period August 9, 2005 through November 30, 2005. Additional settlement provisions include Northern Indiana’s agreement to file an electric base rate case on or before July 1, 2008.
On May 23, 2006, Northern Indiana, Whiting Clean Energy, TPC and Intervenor Board of Commissioners of LaPorte County, Indiana filed a proposed settlement agreement in cause 42824 (described above) requesting IURC approval. The settlement requires Northern Indiana to refund $2.0 million (less attorneys fees) associated with the intermediate dispatchable power purchases. Northern Indiana recorded a reserve for this amount in the second quarter of 2006. On August 23, 2006, the final order in cause 42824 requesting recovery of intermediate dispatchable power costs incurred August to December 2005 was issued. The final order from the IURC approved the Settlement Agreement between Northern Indiana, the OUCC and the Industrial Group. The IURC order also approved the Settlement Agreement between Northern Indiana and LaPorte County, whereby Northern Indiana is to issue a refund of $2.0 million (less attorneys fees) associated with the intermediate dispatchable power purchases that were “subject to refund” as a condition in Northern Indiana’s final orders in Cause Nos. 38706 FAC-69 and FAC-70. LaPorte County and its attorneys were awarded $0.5 million in fees and expenses. The attorney fees were paid in September 2006 and the amounts due to customers will be returned in the next FAC.
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO. On September 27, 2006, Northern Indiana filed for the voluntary dismissal of a Purchased Power and Transmission Tracker Mechanism, without prejudice, in accordance with the terms of the settlement agreement approved by the IURC order in cause 42824 (as described above). The final order approving the voluntary dismissal was issued on October 4, 2006.
Northern Indiana filed FAC-70 on February 6, 2006. This filing included a reconciliation of actual intermediate dispatchable power purchases for October, November and December 2005. The filing also included recovery of certain MISO charges under consideration in cause 42962 (described above). The order approving the FAC-70 factor was issued April 20, 2006. The intermediate dispatchable power cost recovery was subject to refund impacted by the final order in cause No. 42824 that was issued on August 23, 2006 (described above).
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
On September 28, 2006, the IURC issued an order approving FAC-72 rates on an interim basis subject to refund in the event that an excess rate of return is earned and subject to the resolution of the issues in Cause No. 38706-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
FAC71 subdocket (described above). FAC-72 included a refund for the remaining $0.8 million of MISO-related costs.
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
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 21, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $306 million. On October 18, 2006, Northern Indian filed for approval of the revised cost estimates to meet the environmental standards. Northern Indiana anticipates a total capital investment amounting to approximately $313 million. The ECRM revenues amounted to $19.7 million for the nine months ended September 30, 2006, and $71.5 million from inception to date, while EERM revenues were $10.9 million for the nine months ended September 30, 2006, and $19.7 million from inception to date. On February 3, 2006, Northern Indiana filed ECR-7 simultaneously with EER-3 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $230.6 million and depreciation and operating expenses of $18.3 million through December 31, 2005. On March 29, 2006, the IURC approved Northern Indiana’s ECR-7 filing. ECR-8 was filed in August 2006 for capital expenditures (net of accumulated depreciation) of $226.8 million and was approved by the IURC on September 28, 2006. ECR-9 and EER-4 are scheduled to be filed in February 2007.
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
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. While the IURC could not conclude that Northern Indiana failed to provide reasonably adequate service, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Northern Indiana and Jupiter both appealed the IURC’s order to the Indiana Court of Appeals, which are currently pending. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005. On March 30, 2006, Jupiter filed a second complaint with the IURC, in which Jupiter alleges service problems and seeks additional relief. On May 19, 2006, Jupiter also filed a complaint in state court against Northern Indiana seeking recovery of damages based on the same alleged service problems. Northern Indiana has moved to stay this state court action pending resolution of the IURC proceedings.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of September 30, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 15-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Sales
Electric Operations sales quantities for the third quarter of 2006 were 4,794.2 gwh, a decrease of 97.0 gwh compared to the 2005 period, mainly due to decreased residential sales due to milder weather. This decrease was partially offset by increased industrial usage, particularly in the steel sector.
Electric sales for the first nine months of 2006 was 13,330.1 gwh, an increase of 102.5 gwh compared to the 2005 period, as a result of increased industrial sales described above. Residential and commercial sales quantities decreased due to cooler weather.
Net Revenues
In the third quarter of 2006, electric net revenues of $235.2 million increased by $4.4 million from the comparable 2005 period. This improvement was primarily a result of $4.0 million of lower unrecoverable MISO costs included in cost of sales, increased industrial usage of approximately $4 million, a reduction in customer credits of $2.4 million, due to the timing of the credits, and increased numbers of residential and commercial customers amounting to approximately $2 million. The lower unrecoverable MISO costs resulted mainly from the IURC’s second quarter ruling on the recoverability of certain MISO costs as well as the deferral of certain costs for future recovery which began on August 1, 2006. These increases in net revenues were partially offset by the impact of unfavorable weather of approximately $10 million.
In the first nine months of 2006, electric net revenues were $616.4 million, an increase of $9.3 million from the comparable 2005 period primarily due to a reduction in customer credits of $8.7 million, due to the timing of the credits, $7.7 million of lower unrecoverable MISO costs included in cost of sales, increased environmental tracker revenues of $4.6 million (offset in expense), and an increase in residential and commercial customers amounting to approximately $5 million. The lower unrecoverable MISO costs resulted mainly from the IURC’s second quarter ruling on the recoverability of certain MISO costs as well as the deferral of certain costs for future recovery which began on August 1, 2006. These increases in net revenues were partially offset by the impact of unfavorable weather of approximately $20 million.
Operating Income
Operating income for the third quarter of 2006 was $108.3 million, a decrease of $2.1 million from the same period in 2005. The decrease in operating income was due to increased operating expenses of $6.5 million partially offset by the increase in net revenue mentioned above. Operating expenses increased due to higher electric generation and maintenance expenses of $5.2 million and increased other taxes compared to the same period in 2005. Operation and maintenance expense increases were also partially offset by the impact in the comparable 2005 period of transition costs and a pension and other postretirement benefit charge totaling $5.0 million associated with the IBM agreement.
Operating income for the first nine months of 2006 was $239.7 million, an increase of $2.9 million from the same period in 2005. The increase in operating income was due to the changes in net revenue mentioned above. Operating expenses increased due to higher electric generation and maintenance expense of $8.4 million and increased other taxes compared to the same period in 2005, partially offset by lower employee and administrative expenses of approximately $3.3 million. Operation and maintenance expense was also impacted by transition costs, a restructuring charge and a pension and other postretirement benefit charge totaling $6.8 million associated with the IBM agreement made in the comparable 2005 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

	Three Months		Nine Months
	Ended September 30,		Ended June 30,
(in millions)	2006	2005	2006	2005

Net Revenues
Products and services revenue	$176.3	$226.9	$694.3	$653.8
Less: Cost of products purchased	162.8	210.8	664.5	625.8

Net Revenues	13.5	16.1	29.8	28.0

Operating Expenses
Operation and maintenance	12.5	12.9	34.6	29.5
Depreciation and amortization	1.8	2.7	7.5	8.1
Impairment and gain on sale of assets	0.1	—	—	(0.6)
Other taxes	(0.6)	1.2	2.8	5.4

Total Operating Expenses	13.8	16.8	44.9	42.4

Operating Loss	$(0.3)	$(0.7)	$(15.1)	$(14.4)

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
For the first nine months of 2006, the PEI holding companies’ consolidated after-tax loss was $23.5 million. The profitability of the Whiting Clean Energy project in future periods will be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns. Also impacting the profitability of Whiting Clean Energy is the steam requirements for BP’s oil refinery.
NiSource’s Whiting Clean Energy facility and BP have reached a Memorandum of Understanding which, subject to the execution of a definitive agreement, would redefine terms under which Whiting Clean Energy will provide steam to BP. BP intends to develop alternative solutions to meet the refinery’s steam needs by the end of 2009. Whiting Clean Energy and BP have also outlined a restructured steam pricing approach for operating the Whiting Clean Energy facility in the interim.
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
Because of continued losses from Whiting Clean Energy, projected impacts from the Memorandum of Understanding reached between Whiting Clean Energy and BP, and expected utilization of the Whiting Clean Energy facility, an impairment study was performed during the third quarter of 2006 in accordance with SFAS No. 144. Under the provisions of SFAS No. 144, an impairment loss shall be recognized only if the carrying amount of a long lived asset is not recoverable and exceeds its fair value. The test compares the carrying amount of the long lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The study indicated that no impairment was necessary.
The study includes many estimates and assumptions for the 35-year estimated useful life of the facility. Changes in these estimates and assumptions, such as electricity and natural gas forward price volatility, impacts from the negotiations with BP in reaching a definitive agreement as discussed above, and utilization of the facility, could result in a situation where total undiscounted cash flows are less than the carrying value of the facility, which would result in a write-down that could be significant.
Lake Erie Land Company, Inc.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. The Sand Creek Golf Club assets were included in assets of discontinued operations at March 31, 2006. In June 2006, the assets of the Sand Creek Golf Club valued at $11.9 million and additional properties, were sold to a private real estate development group. An after-tax loss of $0.2 million was recorded in June 2006. As a result of the June transaction with the private developer, at September 30, 2006, $4.3 million of assets, representing an estimate of future property to be sold during the next twelve-months, are reflected as assets held for sale.
NDC Douglas Properties
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. One of these investments was disposed of in the first quarter of 2006 and four other investments will be sold or disposed of during 2006 and 2007. An impairment loss of $2.3 million was recorded in the second quarter of 2006, due to the current book value exceeding the estimated fair value of these investments. NiSource has accounted for the investments to be sold, valued at $10.1 million as of September 30, 2006 after impairment, as assets held for sale. Mortgage notes and other accrued liabilities related to these investments of $9.9 million are accounted for as liabilities held for sale.
Net Revenues
Net revenues of $13.5 million for the third quarter of 2006 decreased by $2.6 million from the third quarter of 2005, as a result of lower revenues from the Whiting Clean Energy facility of $4.5 partially offset by increased commercial and industrial gas marketing revenues.
For the first nine months of 2006, net revenues were $29.8 million, a $1.8 million increase compared to the same period in 2005. The increase was mainly due to increased commercial and industrial gas marketing revenues of $3.7 million partially offset by increased losses from the Whiting Clean Energy facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations (continued)
Operating Loss
Other Operations reported an operating loss of $0.3 million for the third quarter of 2006, versus an operating loss of $0.7 million for the comparable 2005 period. The decrease in the operating loss primarily resulted from lower property taxes and lower depreciation expense partially offset by lower net revenues described above.
For the first nine months of 2006, the operating loss was $15.1 million compared to an operating loss of $14.4 million for the comparable 2005 period. Operation and maintenance expense increased $5.1 million due to scheduled maintenance for Whiting Clean Energy of $4.5 million, an impairment charge of $1.2 million taken for a certain NDC Douglas property that will be disposed of during 2006 and a $0.3 million loss that was realized on the sale of the Sand Creek Golf Club property. These increases in operation and maintenance expenses were partially offset by the increase in net revenues from commercial and industrial gas marketing described above and lower accrued property taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NiSource Inc.
For a discussion regarding quantitative and qualitative disclosures about market risk see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
NiSource’s chief executive officer and its principal financial officer, after evaluating the effectiveness of NiSource’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, NiSource’s disclosure controls and procedures were effective.
Changes in Internal Controls
On July 1, 2006, NiSource began a multi-year process of transforming the information systems. As its initial step in this process, NiSource began using new systems in the finance and accounting, supply chain and human resource functions that support the Gas Transmission and Storage Operations, Corporate and Other Operations segments. NiSource adjusted the internal controls that apply to these functional areas to align them with the new systems and revised business processes.
Other than the internal control changes referenced above, there have been no other changes in NiSource’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to affect, NiSource’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Virginia Natural Gas, Inc. v. Columbia Gas Transmission Corporation, Federal Energy Regulatory Commission
On January 13, 2004, VNG filed with the FERC a “Complaint Seeking Compliance with the Natural Gas Act and with Regulations and Certificate Orders of the Federal Energy Regulatory Commission and Seeking Remedies” in Docket No. RP04-139. VNG alleged various violations during the winter of 2002-2003 by Columbia Transmission of its firm service obligations to VNG. VNG sought monetary damages and remedies (exceeding $37 million), and also sought certain prospective remedies. On July 29, 2004, the FERC issued an order in which it refused to grant VNG any monetary damages and said such claims are best determined by a court of law. The FERC also agreed with Columbia Transmission that Columbia Transmission had not abandoned its obligation to provide service and that it had not inappropriately continued interruptible service to the detriment of firm service. However, the FERC did find that Columbia Transmission had failed to exercise sufficient due diligence in its modifications to or its operation of vaporization equipment at its Chesapeake LNG facility and that Columbia Transmission had failed to deliver gas to VNG at 250 pounds per square inch gauge (psig) as called for by the agreement between VNG and Columbia Transmission. The FERC declined VNG’s request to award damages in this case and, as noted above, stated that any claim for damages could best be determined by a court of law. Both Columbia Transmission and VNG have appealed the FERC’s decision to the United States Court of Appeals for the D.C. Circuit. On May 12, 2006, the United States Court of Appeals for the D.C. Circuit issued an order on Columbia Transmission’s and VNG’s petitions for review of FERC’s decision. The Court upheld FERC’s holdings that the events at Columbia’s Chesapeake LNG facility in February and March of 2003 did not constitute a force majeure event, and upheld the FERC’s decision that Columbia had not unlawfully abandoned service to VNG. The Court also remanded the case to FERC directing FERC to articulate the basis for its authority to award damages (if any). The parties to this proceeding settled this matter in October 2006.
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

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
The defendants, including the Columbia defendants, have filed motions to dismiss for lack of subject matter jurisdiction in this case. Oral argument on the motions to dismiss was held on March 17 and 18, 2005 before a Special Master. On May 13, 2005, the Special Master issued his report and recommendations and recommended dismissal of the action against the Columbia defendants. On October 20, 2006, the Federal District Court issued its Order on the Special Master’s report and recommendation. The Order grants the Columbia defendants’ motion to dismiss for lack of subject matter jurisdiction. The Plaintiff could still appeal this Order to the Court of Appeals.
4.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are royalty owners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties by improperly deducting post-production costs and not paying a fair value for the gas produced from their leases. Plaintiffs seek the alleged royalty underpayment and punitive damages claiming that CNR fraudulently concealed the deduction of post-production charges. The court has certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. CNR appealed the decision certifying the class and the West Virginia Supreme Court of Appeals denied the appeal. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and also remains at least partly liable for any damages awarded to the plaintiffs. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. The trial was originally scheduled for the first quarter of 2006, but was continued indefinitely, pending review by the West Virginia Supreme Court on the deductibility of post production expenses. On June 15, 2006, the West Virginia Supreme Court ruled against the defendants on this issue. The trial court has scheduled the trial of this case for the first quarter of 2007.
ITEM 1A. RISK FACTORS
The majority of NiSource’s net revenues and net assets are subject to economic regulation and are exposed to the impact of regulatory rate reviews and proceedings.
Virtually all of NiSource’s net revenues and net assets are subject to economic regulation at either the federal or state level. As such, the net revenues generated by those regulated companies are subject to regulatory review by the applicable federal or state authority. Two NiSource companies are currently obligated to participate in rate reviews, which determine the energy rates charged to customers, and directly impacts revenues. As part of a settlement reached in other regulatory proceedings, Northern Indiana has agreed to file an electric base rate case with the IURC on or before July 1, 2008. The outcome for the rate case could have a material effect on NiSource’s financial results. Also, Columbia of Virginia is currently subject to an investigation by the VSCC into the justness and reasonableness of Columbia of Virginia’s rates. The investigation is currently pending.
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

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
As a part of this transformation, many new information technology systems and process changes have an accelerated time-line for completion increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition. In August, 2006, NiSource and IBM decided to delay further implementation of certain information technology systems beyond January 1, 2007 due to difficulties encountered with the first wave of new system implementations. This delay may decrease the level of projected operating cost savings while continuing to ensure stable operations. A high-level team of NiSource and IBM resources have been assigned to reassess some of the systems and processes involved to ensure a successful implementation.
Other than the risk factor disclosed above, there were no other material changes from the risk factors disclosed in NiSource’s 2005 Form 10-K filed on March 10, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)	Amended and Restated Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent and LC Bank dated July 7, 2006 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2006).

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

*	Exhibit filed herewith.
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

NiSource Inc.

(Registrant)

Date: November 2, 2006	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President and Controller
(Principal Accounting Officer
and Duly Authorized Officer)