Form 10-K
period 2006-12-31
NISOURCE INC/DE
filed 2007-03-01
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 001-16189
NiSource Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2108964

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

801 East 86th Avenue
Merrillville, Indiana	46410

(Address of principal executive offices)	(Zip Code)
(877) 647-5990
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock (based upon the June 30, 2006, closing price of $21.84 on the New York Stock Exchange) held by non-affiliates was approximately $5,868,189,471.
There were 273,852,407 shares of Common Stock, $0.01 Par Value outstanding as of January 31, 2007.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2007.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Atlantic Trading	Columbia Atlantic Trading Corporation
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
IWC	Indianapolis Water Company
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
NDC Douglas Properties	NDC Douglas Properties, Inc.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Primary Energy	Primary Energy, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
AFUDC	Allowance for funds used during construction
Amendment IV	Definitive agreement executed between Whiting Clean Energy and BP
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
ARP	Alternative Regulatory Plan
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (Also known as Superfund)

DEFINED TERMS (continued)

DOT	United States Department of Transportation
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
EITF No. 02-03	Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESA	Energy Sales Agreement
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 46R	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51”
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
FTRs	Financial Transmission Rights
GCIM	Gas Cost Incentive Mechanism
General Electric	General Electric International, Inc.
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
INGAA	Interstate Natural Gas Association of America
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
Mahonia	Mahonia II Limited
Mcf	Thousand cubic feet
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NEPA	National Environmental Policy Act
NOV	Notice of Violation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OPEB	Other Post-Employment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PBR	Performance based rate-making methodology
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PPS	Price Protection Service
Private Power	Private Power, LLC
PUCO	Public Utilities Commission of Ohio
QPAI	Qualified production activities income

DEFINED TERMS (continued)

RCRA	Resource Conservation and Recovery Act
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SAB No. 108	Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”
SEC	Securities and Exchange Commission
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 88	Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”
SFAS No. 101	Statement of Financial Accounting Standards 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71”
SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”
SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS No. 154	Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
SOP 98-1	Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”
Tcf	Trillion cubic feet
Triana	Triana Energy Holdings, Inc.
VaR	Value-at-risk and instrument sensitivity to market factors
VSCC	Commonwealth of Virginia State Corporation Commission

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
NiSource’s business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; Electric Operations; and Other Operations.
Gas Distribution Operations
NiSource’s natural gas distribution operations serve more than 3.3 million customers in nine states and operate approximately 58 thousand miles of pipeline. Through its wholly owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 792 thousand customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light. Additionally, NiSource’s subsidiaries Bay State and Northern Utilities distribute natural gas to approximately 340 thousand customers in Massachusetts, Maine and New Hampshire.
Gas Transmission and Storage Operations
NiSource’s Gas Transmission and Storage Operations subsidiaries own and operate approximately 16 thousand miles of interstate pipelines and operate one of the nation’s largest underground natural gas storage systems capable of storing approximately 637 Bcf of natural gas. Through its subsidiaries, Columbia Transmission, Columbia Gulf, Crossroads Pipeline and Granite State Gas, NiSource owns and operates an interstate pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together, these companies serve customers in 19 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Gas Transmission and Storage Operations subsidiaries are engaged in several projects that will expand their facilities and throughput. The largest such project is the Millennium Pipeline, which received FERC approval in December 2006. The reconfigured project will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin Gas Transmission Co. at Ramapo, New York. Another project is Hardy Storage, a Columbia Transmission partnership to develop a storage field in West Virginia to provide additional natural gas storage for the eastern United States. Columbia Transmission held an open season for an additional project, the Eastern Market Expansion Project, and has signed precedent agreements with four East Coast customers. Columbia Transmission currently anticipates filing appropriate regulatory applications during 2007.
Electric Operations
NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 454 thousand customers in 21 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 mw, six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana’s transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,192 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.

ITEM 1. BUSINESS (continued)
NiSource Inc.
Northern Indiana currently operates three coal-fired generation stations with a net capacity of 2,574 mw, six gas-fired generating units with a net capacity of 323 mw and two hydroelectric plants with a net capability of 10 mw, totaling a net capability of 2,907 mw. During the year ended December 31, 2006, Northern Indiana generated 81.1% and purchased 18.9% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations. Northern Indiana’s generating requirements are currently under review. Northern Indiana’s Integrated Resource Plan, filed with the IURC in November 2005, indicated a gap between customer demand projections and company owned generating capability, primarily in peak hours during the summer.
Other Operations
The Other Operations segment participates in energy-related services including gas marketing, power and gas risk management and ventures focused on distributed power generation technologies, including a cogeneration facility, fuel cells and storage systems. PEI operates the Whiting Clean Energy project at BP’s Whiting, Indiana refinery, which is a 525 mw cogeneration facility that uses natural gas to produce electricity for sale in the wholesale markets and also provides steam for industrial use. Additionally, the Other Operations segment is involved in real estate and other businesses.
Divestiture of Non-Core Assets
In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. Lake Erie Land, a wholly owned subsidiary of NiSource, has sold and is in the process of selling certain real estate, which included its Sand Creek Golf Club assets, which were sold in June 2006, to a private real estate developer. In addition, NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting its low income housing investments.
Business Strategy
NiSource focuses its business strategy on its core, rate-regulated asset-based businesses with virtually 100% of its operating income generated from the rate-regulated businesses. With the nation’s fourth largest natural gas pipeline, the largest natural gas distribution network east of the Rocky Mountains and one of the nation’s largest natural gas storage networks, NiSource operates throughout the energy-intensive corridor that extends from the supply areas in the Gulf Coast through the consumption centers in the Midwest, Mid-Atlantic, New England and Northeast. This corridor includes over 40% of the nation’s population and close to 50% of its natural gas consumption. NiSource continues to position its assets to meet the corridor’s growing energy needs.
Financial and Strategic Review
NiSource’s senior management and Board are continuing the strategic and financial review process initiated during 2006 to unlock the underlying value of the company’s asset base and position it for the future. NiSource expects to be in a position to communicate the results of this process early in 2007.
Competition and Changes in the Regulatory Environment
The regulatory frameworks applicable to NiSource’s operations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on NiSource’s operations, structure and profitability. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing gas customers with increased choices for products and services.
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

ITEM 1. BUSINESS (continued)
NiSource Inc.
Electric Competition. In December 1999, the FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations. The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission service. In compliance with the rule, Northern Indiana transferred functional control of its electric transmission assets to MISO on October 1, 2003. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff. On April 1, 2005, MISO implemented an electric energy market following approved FERC tariffs. Northern Indiana currently sells all power from its plants into this market.
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
As of December 31, 2006, NiSource had 7,439 employees of whom 3,383 were subject to collective bargaining agreements.
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

ITEM 1A. RISK FACTORS
NiSource Inc.
There are many factors that could have a material adverse effect on NiSource’s operating results, financial condition and cash flows. New risks may emerge at any time, and NiSource cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of NiSource’s securities.
NiSource has substantial indebtedness, which could adversely affect its financial condition.
NiSource has a significant amount of indebtedness outstanding as a result of the acquisition of Columbia. NiSource had total consolidated indebtedness of $6,432.5 million outstanding as of December 31, 2006. The substantial indebtedness could have important consequences to investors. For example, it could:
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
If NiSource’s subsidiaries fail to comply with environmental laws and regulations or cause harm to the environment or persons, even if caused by factors beyond NiSource’s control, that failure or harm may result in the assessment of civil or criminal penalties and damages against NiSource and its subsidiaries. In September 2004, the EPA issued an NOV to Northern Indiana alleging violations of the new source review provisions of the Clean Air Act. An adverse outcome in this matter could require capital expenditures beyond the EPA requirements that cannot be determined at this time and could require payment of substantial penalties.
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

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
A significant portion of the gas and electricity NiSource sells is used by residential and commercial customers for heating and air conditioning. Accordingly, the operating results fluctuate depending on the weather and, to a certain extent, usage of gas or electricity.
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
Virtually all of NiSource’s net revenues are subject to economic regulation at either the federal or state level. As such, the net revenues generated by those regulated companies are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the energy rates charged to customers and directly impact revenues. As part of a settlement reached in other regulatory proceedings, Northern Indiana has agreed to file an electric base rate case with the IURC on or before July 1, 2008. The outcome for the rate case could have a material effect on NiSource’s financial results.
NiSource’s recent outsourcing initiative and service agreement with IBM may not achieve the level of savings that was originally anticipated. Additionally, many associated changes in systems and personnel are being made, increasing operational and control risk during transition, which may have an impact on the business and its financial condition.
NiSource’s original expectation of the 10-year agreement with IBM was to deliver upwards of $530 million in gross savings in operating and capital costs. This cost savings is dependent upon many factors, and unanticipated changes in operations may cause actual cost savings to be substantially less than expected. Many functions have recently been transitioned to IBM and many new personnel have assumed responsibilities across these functions, increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition.
As a part of this transformation, many new information technology systems and process changes have an accelerated time-line for completion, increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition. In August, 2006, NiSource and IBM decided to delay further implementation of certain information technology systems due to difficulties encountered with the first wave of new system implementations. This delay may decrease the level of projected operating cost savings while continuing to ensure stable operations. NiSource is currently engaged in an overall assessment of the outsourcing initiative primarily to focus on operational and transformational improvements and develop an integrated plan that enables NiSource to achieve its business objectives going forward.
NiSource’s Whiting merchant energy project is operating at a loss.
NiSource owns and operates a merchant energy facility, Whiting Clean Energy, at BP’s Whiting, Indiana refinery. This facility uses natural gas to generate electricity for sale in the wholesale markets and to generate steam for industrial use by BP’s refinery. In the fourth quarter of 2006, NiSource reached a new definitive agreement with BP redefining the terms under which Whiting Clean Energy will provide steam to BP. The profitability of this facility will remain dependant upon the market prices for electricity and natural gas and regional load dispatch patterns. The after-tax loss for Whiting Clean Energy was approximately $40.9 million for 2006 and $21.5 million for 2005. In addition, an amendment to the agreement with BP provides BP with an option, valid for 180 days from the Amendment’s effective date in December 2006, for BP to purchase the facility free of liens, for $100 million.

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
Management believes it is unlikely that BP will exercise this option. The carrying amount of the Whiting Clean Energy facility is approximately $275 million.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
NiSource Inc.
Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2006.
Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 57,544 miles of pipelines and certain related facilities. This includes: (i) for the five distribution subsidiaries of its Columbia system, 34,946 miles of pipelines, 1,350 reservoir acres of underground storage, eight storage wells and one compressor station with 800 hp of installed capacity, (ii) for its Northern Indiana system, 15,025 miles of pipelines, 27,129 reservoir acres of underground storage, 82 storage wells and two compressor stations with a total of 6,000 hp of installed capacity, (iii) for its Bay State system, 5,823 miles of pipelines, (iv) for its Northern Indiana Fuel and Light system, 950 miles of pipelines, and (v) for its Kokomo Gas system, 800 miles of pipelines. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, Massachusetts, Maine and New Hampshire.
Gas Transmission and Storage Operations. Columbia Transmission has approximately 870,000 reservoir acres of underground storage, 3,533 storage wells, 11,407 miles of interstate pipelines and 85 compressor stations with 575,058 hp of installed capacity. These operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Columbia Gulf has 3,836 miles of transmission pipelines and 13 compressor stations with 501,644 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas, Wyoming, and the offshore Gulf of Mexico. Granite State Gas has 87 miles of transmission pipeline with operations located in Maine, Massachusetts and New Hampshire. Crossroads Pipeline has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio.
Electric Operations. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 mw, six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. It has 293 substations with an aggregate transformer capacity of 23,474,500 kilovolt-amps. Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,192 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,821 circuit miles of overhead and 2,035 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 12,160,384 kilovolt-amps and 475,245 electric watt-hour meters.
Northern Indiana currently operates three coal-fired generation stations with a net capacity of 2,574 mw, six gas-fired generating units with a net capacity of 323 mw and two hydroelectric plants with a net capability of 10 mw, totaling a net capability of 2,907 mw. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations. Northern Indiana’s generating requirements are currently under review. Northern Indiana’s Integrated Resource Plan, filed with the IURC in November 2005, indicated a gap between customer demand projections and company owned generating capability, primarily in peak hours during the summer.
Other Operations. PEI owns and operates the Whiting Clean Energy project at BP’s Whiting, Indiana refinery, which is a 525 mw cogeneration facility that uses natural gas to produce electricity for sale in the wholesale markets and also provides steam for industrial use. Through other subsidiaries, NiSource owns the Southlake Complex, its 325,000 square foot headquarters building located in Merrillville, Indiana and other residential and development property.

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

ITEM 3. LEGAL PROCEEDINGS
NiSource Inc.
1.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia
On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint. On December 1, 2005, Plaintiffs filed a motion to certify this case as a class action. The Court has ordered that discovery will proceed on the issue of class certification as well as the merits.
2.	Vivian K. Kershaw et al. v. Columbia Natural Resources, Inc., et al., Chautauqua County Court, New York
Plaintiffs filed a complaint in 2000 against CNR, a former subsidiary, Columbia Transmission, Columbia and CER. The complaint alleges that plaintiffs own an interest in oil and gas leases in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end-user and by improperly deducting post-production costs. Plaintiffs seek the alleged royalty underpayment and punitive damages. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases owned by the defendants. Discovery is currently stayed while the parties seek to determine if the matter can be settled.
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

On October 20, 2006, the Federal District Court issued an Order granting the Columbia defendants’ motion to dismiss for lack of subject matter jurisdiction. The Plaintiff has appealed the dismissal of the Columbia defendants.

ITEM 3. LEGAL PROCEEDINGS (continued)
NiSource Inc.
4.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007 the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. The defendants have filed motions with the trial court challenging the award and a hearing on these motions is anticipated in March of 2007. Unless the trial court substantially revises the jury’s verdict, the defendants intend to appeal the judgment to the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. As of the end of 2006, NiSource increased its reserve for this matter based on the jury’s verdict, but did not reserve any amount with regard to the punitive damages portion of the verdict.
5.	John Thacker, et al. v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
On February 8, 2007, Plaintiff filed this purported class action, alleging that Chesapeake Appalachia, L.L.C. (“Chesapeake”) has failed to pay royalty owners the correct amounts pursuant to the provisions of their oil and gas leases covering real property located within the state of Kentucky. By letter dated February 14, 2007, Chesapeake has demanded indemnification for these claims from NiSource/CEG pursuant to the provisions of the Stock Purchase Agreement dated July 3, 2003, among CEG, NiSource, and Triana, Chesapeake’s predecessor in interest. The Company is still reviewing the underlying lawsuit and the Stock Purchase Agreement to determine its response to the indemnification demand.
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
7.	Pennsylvania Department of Environmental Protection Proposed Consent Order and Agreement
On February 21, 2007, Pennsylvania Department of Environmental Protection provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The site in question is also subject to the EPA’s Administrative Order by Consent (Refer to Note 18.F “Environmental Matters” in the Notes to Consolidated Financial Statements for additional information regarding the Administrative Order by Consent). Pursuant to that order, Columbia Transmission has characterized the site and proposed remedial measures for EPA’s approval. Pennsylvania Department of Environmental Protection’s proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. Columbia Transmission plans to engage in further discussions with the agency regarding the proposed order, including the rationale for the proposed penalty.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NiSource Inc.
The following is a list of the Executive Officers of the Registrant, including their names, ages, years with NiSource and offices held, as of February 1, 2007.

		Years with
Name	Age	NiSource	Office(s) Held in Past 5 Years

Robert C. Skaggs, Jr.	52	6	Chief Executive Officer of NiSource since July 2005.

			President of NiSource since October 2004.

			Executive Vice President, Regulated Revenue of NiSource from October 2003 to October 2004.

			President of Columbia of Ohio from February 1997 to October 2003 and Columbia of Kentucky from January 1997 to October 2003.

			President of Bay State and Northern Utilities from November 2000 to October 2003.

			President of Columbia of Virginia, Columbia of Maryland, and Columbia of Pennsylvania from December 2001 to October 2003.

Christopher A. Helms	52	1	Pipeline Group President of NiSource since April 2005.

			Principal of Helms & Company LP from December 2003 to March 2005.

			President of CMS Panhandle Companies from March 1999 to June 2003.

			Executive Vice President of CMS Gas Transmission Corp. from March 1999 to June 2003.

Michael W. O’Donnell	62	6	Executive Vice President and Chief Financial Officer of NiSource since November 2000.

Robert D. Campbell	47	1	Senior Vice President, Human Resources, of NiSource since May 2006.

			Senior Vice President, Human Resources, NiSource Corporate Services since September 2005

			Of Counsel with the law firm of Schiff Hardin, LLP from January 2004 to September 2005

			Vice President, Human Resource Operations and Regulated Revenue, NiSource Corporate Services from October 2003 to January 2004.

			Vice President, Employee and Labor Relations, NiSource Corporate Services from June 2001 to October 2003

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (continued)
NiSource Inc.

Jeffrey W. Grossman	55	6	Vice President and Controller of NiSource since November 2000.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NiSource Inc.
NiSource’s common stock is listed and traded on the New York Stock Exchange. The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2006		2005
	High	Low	High	Low

First Quarter	21.54	19.51	23.18	21.81
Second Quarter	22.08	19.99	25.00	22.28
Third Quarter	23.30	20.88	25.50	22.78
Fourth Quarter	24.80	21.48	24.66	20.44

As of December 31, 2006, NiSource had 40,401 common stockholders of record and 273,654,180 shares outstanding.
Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $0.92 per share for the years ended December 31, 2006, 2005 and 2004. At its January 5, 2007 meeting, the Board declared a quarterly common dividend of $0.23 per share, payable on February 20, 2007 to holders of record on January 31, 2007.
Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA
NiSource Inc.

Year Ended December 31,
($ in millions except per share data)	2006	2005	2004	2003	2002

Statement of Income Data:
Gross Revenues
Gas Distribution	$4,189.3	$4,600.4	$3,801.8	$3,554.5	$2,890.4
Gas Transportation and Storage	1,033.2	1,000.0	1,013.4	1,033.5	1,014.1
Electric	1,299.2	1,248.6	1,121.0	1,115.9	1,103.6
Other	968.3	1,046.8	721.0	538.1	304.4

Total Gross Revenues	7,490.0	7,895.8	6,657.2	6,242.0	5,312.5

Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	3,124.6	3,146.6	3,047.5	3,056.4	3,063.6
Operating Income	880.0	952.6	1,078.0	1,122.3	1,154.0
Income from Continuing Operations	313.5	284.1	433.0	426.9	399.2
Results from Discontinued Operations — net of taxes	(31.7)	22.7	3.3	(332.9)	(26.7)
Cumulative Effect of Change in Accounting Principle — net of taxes	0.4	(0.3)	—	(8.8)	—
Net Income	282.2	306.5	436.3	85.2	372.5
Balance Sheet Data:
Total Assets	18,156.5	17,958.5	16,987.8	16,624.0	17,941.8
Capitalization
Common stockholders’ equity	5,013.6	4,933.0	4,787.1	4,415.9	4,174.2
Preferred stock	—	81.1	81.1	81.1	84.9
Mandatorily redeemable preferred securities of subsidiary trust	—	—	—	—	345.0
Long-term debt, excluding amounts due within one year	5,146.2	5,271.2	4,835.9	5,993.4	4,849.5

Total Capitalization	$10,159.8	$10,285.3	$9,704.1	$10,490.4	$9,453.6

Per Share Data:
Basic Earnings (Loss) Per Share ($)
Continuing operations	1.15	1.05	1.64	1.64	1.89
Discontinued operations	(0.11)	0.08	0.01	(1.28)	(0.12)
Change in accounting principles	—	—	—	(0.03)	—

Basic Earnings Per Share	1.04	1.13	1.65	0.33	1.77

Diluted Earnings (Loss) Per Share ($)
Continuing operations	1.14	1.04	1.63	1.63	1.88
Discontinued operations	(0.11)	0.08	0.01	(1.27)	(0.13)
Change in accounting principles	—	—	—	(0.03)	—

Diluted Earnings Per Share	1.03	1.12	1.64	0.33	1.75

Other Data:
Return on average common equity	5.7%	6.3%	9.5%	2.0%	9.7%
Times interest earned (pre-tax)	2.18	2.16	2.53	2.31	2.04
Dividends paid per share ($)	0.92	0.92	0.92	1.10	1.16
Market values during the year ($):
High	24.80	25.50	22.82	21.97	24.99
Low	19.51	20.44	19.65	16.39	14.51
Close	24.10	20.86	22.78	21.94	20.00
Book value of common stock ($)	18.32	18.09	17.69	16.81	16.77
Shares outstanding at the end of the year (in thousands)	273,654	272,623	270,625	262,630	248,860
Number of common shareholders	40,401	46,451	50,020	42,034	47,472
Capital expenditures ($ in millions)	637.4	590.4	517.0	574.2	531.9
Number of employees	7,439	7,822	8,628	8,614	9,307

(a)	In 2006, NiSource adopted SFAS No. 158 which increased Total Assets by approximately $491.2 million, increased Total Liabilities by approximately $347.6 million and increased total common stock equity by approximately $143.6 million, net of taxes.

(b)	In 2005, NiSource entered into a ten-year agreement with IBM to provide business process and support services to NiSource which reduced Operating Income by $82.8 million and $12.3 million due to restructuring and transition costs during 2005 and 2006, respectively.

(c)	During the fourth quarter 2005, Columbia redeemed issues of its senior unsecured notes and recorded charges associated with the redemption of these securities totaling $108.6 million, which were recognized as a loss on early extinguishment of long-term debt.

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
CONSOLIDATED REVIEW
Executive Summary
NiSource is an energy holding company whose subsidiaries are engaged in the transmission, storage and distribution of natural gas in the high-demand energy corridor stretching from the Gulf Coast through the Midwest to New England and the generation, transmission and distribution of electricity in Indiana. NiSource generates virtually 100% of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales and transportation services are more significant than in other months.
NiSource is a holding company under the Public Utility Holding Company Act of 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
For the twelve months ended December 31, 2006, NiSource reported income from continuing operations before cumulative effect of change in accounting principle of $313.5 million, or $1.15 per basic share, compared to $284.1 million, or $1.05 per basic share in 2005.
The increase in income from continuing operations before cumulative effect of changes in accounting principle was primarily due to the following factors:
•	Gas Transmission and Storage Operations net revenues increased due to increased demand services and sales of shorter-term transportation and storage services.

•	Strong operating results within Electric Operations due primarily to a reduction in unrecoverable MISO costs, strong industrial sales, and customer growth.

•	Decreased interest expense due to the refinancing of $2.4 billion in long-term debt at lower rates during 2005.

•	2005 results included a loss on early extinguishment of long-term debt of $108.6 million and restructuring charges and other costs associated with the IBM outsourcing initiative totaling $82.8 million.
These increases were partially offset by the following items:
•	Unfavorable weather during 2006 significantly decreased Gas Distribution and Electric Operations net revenues. NiSource’s gas markets experienced 12% warmer weather compared to normal weather and Northern Indiana’s electric market experienced an 11% cooler summer cooling season compared to normal weather.

•	Gas Distribution Operations net revenues were significantly affected by decreased residential gas customer usage. Higher natural gas prices contributed to lower natural gas usage by customers, which in turn affected NiSource’s results. As gas prices decreased during the latter part of 2006, usage erosion did moderate.

•	Increased operating losses in Other Operations driven primarily by Whiting Clean Energy. Going forward, lower losses from this segment are expected. See the discussion below under the heading “Whiting Clean Energy”.

•	Operation and maintenance expenses increases (excluding trackers and IBM restructuring charges) due to higher legal reserves, employee and administrative expenses, property insurance premiums, generation and maintenance costs, and pipeline integrity costs.

•	2006 results include a $17.0 million accrual in connection with the BP contract revision, transition and other restructuring charges associated with the IBM agreement of $12.3 million and a $12.3 million loss on equity earnings primarily related to Millennium.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Financial and Strategic Review
NiSource’s senior management and Board are continuing the strategic and financial review process initiated during 2006 to unlock the underlying value of the company’s asset base and position it for the future. NiSource expects to be in a position to communicate the results of this process early in 2007.
Four-Point Platform for Growth
NiSource has established four key initiatives to build a platform for long-term, sustainable growth: commercial and regulatory initiatives; commercial growth and expansion of the gas transmission and storage business; financial management of the balance sheet; and process and expense management.
Commercial and Regulatory Initiatives
Whiting Clean Energy. On December 18, 2006, Whiting Clean Energy and BP executed Amendment IV which materially amended the terms of the ESA under which Whiting Clean Energy provides steam to BP. The agreement specifies a planned termination of the ESA at the end of 2009, with options for BP to extend the term one additional year under renegotiated steam pricing. Whiting Clean Energy accrued $17.0 million in costs associated with contract termination terms under the agreement. In addition, Amendment IV provides BP an option, valid for 180 days from the Amendment’s effective date, for BP to purchase the facility free of liens for $100 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Management believes it is unlikely that BP will exercise this option. The carrying amount of the Whiting Clean Energy facility is approximately $275 million.
Under the new terms of the agreement, Whiting Clean Energy’s financial performance should improve beginning in 2007. The profitability of the Whiting Clean Energy project will continue to be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns and the steam requirements for BP’s oil refinery.
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
Rate Developments. NiSource’s subsidiary, Columbia of Virginia, reached a comprehensive settlement agreement with its commercial and regulatory stakeholders on an innovative PBR plan. The agreement, which has been approved by the VSCC and became effective January 1, 2007, establishes a PBR for a four-year period, freezing Columbia of Virginia’s non-gas rates at their current levels and setting up an earnings sharing mechanism and temporary rate credits during the PBR plan period, and contains a commitment by Columbia of Virginia to expand its system to continue to meet growth needs.
On February 1, 2007, Columbia of Kentucky filed a base rate case requesting an increase in rates of $12.6 million, or approximately 8%. Included in the filing is a request for approval of an accelerated main replacement cost recovery mechanism, in order to facilitate replacement of certain parts of Columbia of Kentucky’s natural gas distribution system. Also, included are proposals to help offset the effects of recent usage declines and increased customer attrition. Hearings are expected to be held in the second quarter of 2007, with new rates expected to be in effect by the third quarter of 2007.
In mid 2006, Northern Indiana filed a petition which simplifies gas distribution rates, stabilizes revenues and provides for energy efficiency funding. Northern Indiana filed its detailed case in this proceeding in January 2007, based upon lengthy and detailed discussion with stakeholders. All parties requested, and the IURC has granted, an expedited schedule in this proceeding. Northern Indiana expects a final order in the cause in the second quarter of 2007. Northern Indiana’s proposal, called Rate Simplification, would provide funding for weatherization and other customer programs while also providing relief to the company for reduced customer usage.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory matters.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Sales of Shorter-Term Transportation and Storage Services. Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. A commercial team is in place focused on this effort to capitalize on market opportunities. Columbia Transmission entered into contracts that represent revenues in excess of $45 million of shorter-term business for 2006. Columbia Transmission and Columbia Gulf plan to continue offering these shorter-term transportation and storage services. Customer requirements for these services will vary according to market conditions which include such factors as commodity price volatility, geographic price differentials and the physical capacity and capabilities of the pipeline network.
Hardy Storage. Columbia Transmission and a subsidiary of Piedmont reached an agreement to jointly develop a major new underground natural gas storage field to help meet increased market demand for natural gas in the eastern United States. Construction began in the first quarter of 2006 and Hardy Storage is expected to be placed in service in the second quarter of 2007.
Millennium Pipeline. Millennium has received FERC approval for a pipeline project, in which Columbia Transmission is participating and will serve as operator, which will provide access to a number of supply and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin Gas Transmission Co. at Ramapo, New York.
Eastern Market Expansion. Eastern Market Expansion, a combined storage and transportation project designed to meet core market growth in the mid-Atlantic region that already has binding customer agreements, continues with NEPA pre-filing activities. Columbia Transmission anticipates filing a certificate application with the FERC in April 2007.
Financial Management of the Balance Sheet
Interest Expense Savings. NiSource refinanced $2.4 billion of long-term debt at lower rates during 2005. As a result, interest expense, net was $387.4 million for the year ended December 31, 2006, a decrease of $32.7 million compared to last year. This improvement was partially offset by lower interest income and higher costs related to the sale of accounts receivable which both contributed to the $20.5 million change in Other, net.
Credit Ratings. During 2006, Standard & Poor’s, Moody’s Investors Service and Fitch Ratings all reaffirmed NiSource’s investment grade credit ratings with a stable outlook.
Process and Expense Management
IBM Agreement. During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. NiSource’s original expectation of the 10-year agreement with IBM was to deliver upwards of $530 million in gross savings in operating and capital costs. This cost savings is dependent upon many factors, and unanticipated changes in operations may cause actual cost savings to be substantially less than expected. Many functions have recently been transitioned to IBM and many new personnel have assumed responsibilities across these functions, increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition.
As a part of this transformation, many new information technology systems and process changes have an accelerated time-line for completion, increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition. In August, 2006, NiSource and IBM decided to delay further implementation of certain information technology systems due to difficulties encountered with the first wave of new system implementations. This delay may decrease the level of projected operating cost savings while continuing to ensure stable operations. NiSource is currently engaged in an overall assessment of the outsourcing initiative primarily to focus on operational and transformational improvements and develop an integrated plan that enables NiSource to achieve its business objectives going forward.
Insurance Costs. NiSource renewed both its onshore and offshore property and casualty insurance programs in 2006. NiSource sustained an increase in property insurance costs directly attributable to the increase in insurance premiums for offshore and onshore facilities located in or near the Gulf of Mexico. Casualty premiums remained relatively flat compared to the previous year. Such increases and restrictions in coverage for Gulf of Mexico windstorm exposures were driven by losses experienced by the insurance industry over the past few years, resulting from hurricanes such as Ivan, Katrina and Rita.
Ethics and Controls
NiSource has always been committed to providing accurate and complete financial reporting as well as requiring a strong commitment to ethical behavior by its employees. During 2006, NiSource tested all significant controls across its financial processes and NiSource’s management has concluded that the company’s internal control over financial reporting was effective as of the end of the period covered by this Form 10-K. Refer to “Management’s Report on Internal Control Over Financial Reporting” included in Item 9A. NiSource’s senior management takes an active role in the development of this Form 10-K and the monitoring of the company’s internal control structure and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
performance. In addition, NiSource will continue the mandatory ethics-training program in which employees at every level and in every function of the organization participate.
Results of Operations
The Consolidated Review information should be read taking into account the critical accounting policies applied by NiSource and discussed in “Other Information” of this Item 7.
Income from Continuing Operations and Net Income
For the twelve months ended December 31, 2006, NiSource reported income from continuing operations before cumulative effect of change in accounting principle of $313.5 million, or $1.15 per basic share, compared to $284.1 million, or $1.05 per basic share in 2005. Income from continuing operations before the cumulative change in accounting principle for the twelve months ended December 31, 2004 was $433.0 million, or $1.64 per basic share.
Including results from discontinued operations and the change in accounting principle, NiSource reported 2006 net income of $282.2 million, or $1.04 per basic share, 2005 net income of $306.5 million, or $1.13 per basic share, and 2004 net income of $436.3 million, or $1.65 per basic share.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations. An increase in operating expenses of $55.3 million for the 2006 year was offset by a corresponding increase to net revenues reflecting recovery of these tracked costs. In the 2005 period, an increase in operating expenses of $33.6 million for trackers was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the twelve months ended December 31, 2006 were $3,124.6 million, a $22.0 million decrease compared with 2005. Excluding the impact of $55.3 million of trackers discussed above, net revenues decreased by $77.3 million. The change was principally driven by unfavorable weather compared to the prior year, which impacted Gas Distribution Operations net revenues by approximately $89 million as NiSource’s gas markets experienced 14% warmer weather compared to last year, and decreased Electric Operations net revenues by approximately $21 million due to the northern Indiana electric market experiencing a 24% cooler summer compared to the 2005 summer cooling season. Gas Distribution Operations net revenues were also significantly affected by decreased residential gas customer usage amounting to approximately $22 million. In addition, last year’s results benefited from a third party buyout of a bankruptcy claim relating to the rejection of a shipper’s long term contract, which amounted to $8.9 million. These decreases in net revenues were partially offset by increased sales of shorter-term transportation and storage services in Gas Transmission and Storage Operations amounting to $43.9 million. Electric Operations net revenues increased by $27.3 million as a result of a reduction in unrecoverable MISO costs included in costs of sales, which included the impact of a favorable regulatory ruling on the recoverability of certain MISO charges, timing of customer credits, proceeds from emission allowances, strong industrial sales and customer growth.
Total consolidated net revenues for the twelve months ended December 31, 2005 were $3,146.6 million, a $99.1 million increase compared with 2004. Excluding the impact of $33.6 million of trackers discussed above, net revenues increased by $65.5 million. Favorable weather during 2005 as compared to 2004 increased net revenues approximately $24 million and $27 million for Gas Distribution Operations and Electric Operations, respectively. Net revenues also improved due to increased residential and commercial customers and increased overall customer usage within Electric Operations contributing approximately $24.4 million, improved results from Whiting Clean Energy of $17.6 million, increased residential customers for Gas Distribution Operations contributing approximately $8 million, and $12.1 million recognized on the buyout of a large customer gas contract. These increases in revenues were partially offset by a decline in customer usage within Gas Distribution Operations of approximately $33.1 million, lower Gas Transmission and Storage Operations revenues of $20.3 million attributable to the 2004 renegotiation of firm service contracts with major pipeline customers, net of remarketing activities, and increases in the cost of service for Electric Operations associated with MISO amounting to $15.7 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Expenses
Operating expenses were $2,232.3 million in 2006, a $38.1 million increase from 2005. Excluding increases in expenses that are recovered through regulatory trackers and corresponding increases in net revenues (see discussion above) operating expenses decreased $17.2 million. The decrease was primarily due to impacts in 2005 which included restructuring charges, transition costs, pension and other postretirement benefit charges, and other costs associated with the IBM outsourcing initiative totaling $82.8 million, a $10.9 million charge for obsolete software systems and a $10.9 million impairment charge related to goodwill at Kokomo Gas. Operating expense increases in 2006 included $18.1 million for certain legal matters, a $17 million accrual in conjunction with the BP contract revision, higher employee and administrative expenses of approximately $17 million, transition and other restructuring charges associated with the IBM agreement of $12.3 million, generation and maintenance costs of $9.3 million in Electric Operations, and higher property insurance premiums of $8.7 million mainly for offshore and onshore facilities located in or near the Gulf of Mexico.
Operating expenses of $2,194.2 million for 2005 increased $224.7 million over 2004. Excluding increases in expenses that are recovered through regulatory trackers and corresponding increases in net revenues (see discussion above), operating expenses increased $189.0 million. Operation and maintenance expense increased largely due to restructuring charges, including a pension and other postretirement benefit charge, transition costs and consulting fees related to the outsourcing initiative and service agreement with IBM which totaled $82.8 million and higher electric generation expenses of $7.2 million. Depreciation expense increased approximately $30 million as a result of the expiration in November 2004 of the prior Columbia of Ohio regulatory stipulation that allowed for deferral of certain depreciation amounts. The 2004 period benefited from a reduction in estimated property tax accruals amounting to $33.0 million, while gross receipts tax increased $16.0 million in 2005, which is offset in revenue. In addition, goodwill associated with Kokomo Gas was impaired by $10.9 million and certain software systems were impaired totaling $10.9 million due to the outsourcing initiative and service agreement with IBM.
Equity Earnings (Loss) in Unconsolidated Affiliates
Equity Earnings (Loss) in Unconsolidated Affiliates reduced 2006 income $12.3 million compared to earnings of $0.2 million in 2005. Equity Earnings (Loss) in Unconsolidated Affiliates include investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations business. In December 2006, Millennium received FERC approval for a pipeline project. The certificate order approved certain project costs related to the construction and development of the Millennium project. The order also approved the vacating of portions of the original September 2002 Millennium certificate that related to other facilities. The Millennium owners no longer believe the recovery of the capitalized costs related to the vacated portions of the project is probable. Therefore, Millennium has fully reserved the capitalized costs related to the development of the vacated portions. NiSource recorded a $13 million charge reflecting its share of Millennium’s reserve during the fourth quarter of 2006.
Other Income (Deductions)
Other Income (Deductions) in 2006 reduced income $395.7 million compared to a reduction of $518.9 million in 2005. A loss on early extinguishment of long-term debt of $108.6 million during 2005 and decreased interest expense of $32.7 million in 2006 compared to 2005 due to the refinancing of $2.4 billion in long-term debt at lower rates during 2005, drove the decrease in other deductions. Other, net was a loss of $6.5 million for 2006 compared to income of $14.0 million for the comparable 2005 period due to lower interest income and increased costs associated with the sale of accounts receivable. Higher fees, due to higher interest rates, and increased levels of accounts receivable balances resulted in the higher expenses associated with the sale of accounts receivable.
Other Income (Deductions) in 2005 reduced income $518.9 million compared to a reduction of $402.3 million in 2004. A loss on early extinguishment of long-term debt of $108.6 million recognized in 2005 drove the increased expense. Interest expense, net increased $19 million from 2004 primarily due to the impact of higher short-term interest rates on variable rate debt and higher average long-term debt balances due to the prefunding of November 2005 debt maturities.
Income Taxes
Income taxes increased $21.2 million in 2006 as compared with 2005 primarily due to higher pre-tax income from the prior year. Income taxes decreased $93.1 million in 2005 from 2004 primarily due to lower pre-tax income from

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
the prior year. The effective income tax rates were 35.3%, 34.5%, and 35.9% in 2006, 2005 and 2004, respectively. The overall effective tax rate increase in 2006 versus 2005 was due to favorable state and federal income tax adjustments recorded in 2005 (discussed below) and a reduction in the electric production deduction and low income housing credits from those recorded in 2005. The increase was partially offset by a lower effective state income tax rate in 2006 due to a reduction in deferred state income tax liabilities. It is expected that state income tax expense will return to more historic levels in 2007.
The 1.4% decrease in the effective tax rate from 2004 to 2005 is due to the impact of the tax benefit associated with the electric production deduction (discussed below), an adjustment to deferred taxes at Northern Indiana related to a reduction in deferred income tax requirements and a reduction in deferred state income tax liabilities resulting from a revised estimate of consolidated state income tax apportionment factors. Offsetting these reductions is an increase in the effective tax rate associated with the non-deductible goodwill impairment charge recorded at Kokomo Gas and increased taxes related to Ohio income tax law changes enacted on June 30, 2005.
The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana and Whiting Clean Energy’s electric production activities qualify for this deduction. The deduction is equal to 3% of QPAI for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter. The tax benefit for the Section 199 domestic production activities deduction claimed in NiSource’s 2005 consolidated federal income tax return was $0.9 million and is estimated to be $0.9 million for 2006.
Discontinued Operations
Discontinued operations reflected an after-tax loss of $31.7 million, or $0.11 loss per basic share, in 2006, income of $22.7 million, or $0.08 per basic share, in 2005 and income of $3.3 million, or $0.01 per basic share, in 2004. The loss from discontinued operations in 2006 was primarily the result of an increase to legal reserves and the sale of certain low-income housing investments. Results from discontinued operations in 2005, net of taxes, include a gain on disposition of discontinued operations of $43.5 million partially offset by a loss from discontinued operations of $20.8 million. The gain on disposition of discontinued operations, net of taxes, resulted from changes to reserves for contingencies related primarily to the previous sales of IWC, former Primary Energy subsidiaries and other dispositions. The loss from discontinued operations in 2005 included changes to reserves for contingencies primarily related to CER and an impairment of assets related to Transcom. In 2004, income from discontinued operations, net of taxes, is primarily from a reduction in estimated income taxes associated with NiSource’s former exploration and production subsidiary, CER.
Cumulative Effect of Change in Accounting Principle
The cumulative effect of change in accounting principle in 2006 of $0.4 million, net of taxes, resulted from the cumulative effect of adopting SFAS No. 123R. Refer to Note 14, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements for additional information regarding the cumulative effect of adopting SFAS No. 123R. The cumulative effect of change in accounting principle in 2005 of a $0.3 million loss, net of taxes, resulted from the cumulative effect of adopting FIN 47. Refer to Note 6, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information regarding the cumulative effect of adopting FIN 47.
Liquidity and Capital Resources
Historically, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric distribution businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Beginning in 2007, capital expenditures and other investing activities are expected to increase due to age and condition replacement programs and an increase in growth projects (see discussion below). Capital expenditures are expected to be funded via a combination of cash flow from operations and new long-term debt issuances.
Operating Activities
Net cash from operating activities for the twelve months ended December 31, 2006 was $1,156.2 million, an increase of $443.9 million from a year ago. This increase was primarily due to a significant reduction in outstanding accounts receivable and the collection of under-recovered gas cost partially offset by the impact in 2006 of reduced accounts payable balances. High gas cost in December 2005 resulted in unusually large balances in accounts receivable, accounts payable and under-recovered gas cost.
Pension and Other Postretirement Plan Funding. In 2007, NiSource expects to make contributions of approximately $50.4 million to its pension plans and approximately $52.3 million to its postretirement medical and life plans.
Investing Activities
Capital Expenditures and Other Investing Activities. The table below reflects actual capital expenditures and other investing activities by segment for 2006, 2005 and 2004 and an estimate for year 2007. The other investing activities include investing in equity investments such as Millennium and Hardy Storage.

(in millions)	2007E	2006	2005	2004

Gas Distribution Operations	$333.4	$283.4	$278.5	$225.2
Gas Transmission and Storage Operations	227.0	208.1	167.9	133.3
Electric Operations	236.8	151.2	135.6	154.0
Other Operations	3.9	5.7	17.0	10.9

Total	$801.1	$648.4	$599.0	$523.4

For 2006, capital expenditures and certain other investing activities were $648.4 million, an increase of $49.4 million over 2005. This increase was primarily due to incremental pipeline expenditures at the Gas Transmission and Storage Operations segment including pipeline integrity costs to comply with the DOT’s Integrity Management Rule as well as increased expenditures to update electric generation assets.
The Gas Distribution Operations segment’s capital program in 2006 included new business initiatives to extend service to new areas and develop future markets through new services that may be added to the existing business and to create a potential new pool of customers, as well as expenditures to ensure safe, reliable and improved service to customers and modernize and upgrade facilities. The Gas Transmission and Storage Operations segment invested primarily in modernizing and upgrading facilities including investments to comply with DOT’s Integrity Management Rule. The Gas Transmission and Storage Operations segment also invested in new business initiatives to maintain and expand market share in storage and interstate transportation by meeting the demands of consumers who will use gas for electric power generation and meeting the needs of existing, new or growing customers through the construction of significant new facilities, either wholly-owned by NiSource or in partnership with other qualified project participants. The Electric Operations segment capital program included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance regarding NOx reduction, and additions to electric distribution systems related to new business. Capital expenditures in the Other Operations segment mainly comprise partnership investments and enterprise-wide information technology infrastructure improvement.
For 2007 the projected capital program and certain other investing activities are expected to be $801.1 million, which is approximately $152.7 million higher than the 2006 level. This higher spending is mainly due to expenditures to overhaul certain electric generation units within the Electric Operations segment, modernizing and upgrading facilities at certain distribution companies and an increase in expenditures for key market area growth projects primarily within Gas Transmission and Storage Operations. The program is expected to be funded via a combination of cash flow from operations and new long-term debt issuances during 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Financing Activities
On July 29, 2003, NiSource filed a shelf registration statement with the SEC to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource’s pre-existing shelf capacity, provided an aggregate $2.8 billion of total issuance capacity. As of December 31, 2006, NiSource’s remaining shelf capacity was $850 million.
Long-term Debt. During 2006, NiSource funded the redemption of $434.4 million of long-term debt with cash from operations and an increase of short term borrowings. NiSource decided not to issue new long-term debt until the strategic and financial review is completed. The review is expected to be completed in early 2007.
During November 2006, NiSource redeemed $144.4 million of its senior debentures with an interest rate of 3.628%. Also during November 2006, NiSource Finance redeemed $250.0 million of its unsecured notes with an interest rate of 3.20%.
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
On November 15, 2005, NiSource Finance redeemed $900 million of its senior unsecured notes having an average interest rate of 7.625%.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Credit Facilities. During July 2006, NiSource Finance amended its $1.25 billion five-year revolving credit facility increasing the aggregate commitment level to $1.5 billion, extending the termination date by one year to July 2011, and reduced the cost of borrowing. The amended facility will help maintain a reasonable cushion of short-term liquidity in anticipation of continuing volatile natural gas prices. During November 2006, NiSource Finance entered into a new $300 million three-month revolving credit agreement with Dresdner Kleinwort that expired February 15, 2007.
NiSource Finance had outstanding credit facility borrowings of $1,193.0 million at December 31, 2006, at a weighted average interest rate of 5.68%, and borrowings of $898.0 million at December 31, 2005, at a weighted average interest rate of 4.95%. The increase in short term borrowings was primarily due to the redemption of long-term debt during 2006. NiSource decided not to issue new long-term debt until the strategic and financial review is completed. The review is expected to be completed in early 2007.
As of December 31, 2006 and December 31, 2005, NiSource Finance had $81.9 million and $101.6 million of stand-by letters of credit outstanding, respectively. At December 31, 2006, $53.9 million of the $81.9 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $28.0 million of stand-by letters of credit outstanding at December 31, 2006, $24.6 million resided under NiSource Finance’s five-year credit facility and $3.4 million resided under an uncommitted arrangement with another financial institution.
As of December 31, 2006, $582.4 million of credit was available under both credit facilities.
Debt Covenants. NiSource is subject to one financial covenant under both its five-year revolving credit facility and its three-month revolving credit agreement. NiSource must maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2006, NiSource was in compliance with this financial covenant in both of its credit agreements.
NiSource is also subject to certain other covenants under the revolving credit facilities. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional asset basket equal to $150 million. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource’s assets to no more than 10% of its consolidated total assets. The revolving credit facilities also include a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.
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
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The agreement, which had a scheduled expiration date of May 12, 2006, was extended for another year to May 11, 2007. The agreement was further amended on July 1, 2006 increasing the program limit from $300 million to $350 million and extending the expiration date to June 29, 2007. As of December 31, 2006, $184.3 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement under the term of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 21, 2007, and can be renewed if mutually agreed to by both parties. As of December 31, 2006, NRC had sold $189.7 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
Credit Ratings. NiSource’s credit ratings continue to be affirmed by the major rating agencies. Moody’s Investors Services, Standard and Poor’s and Fitch Ratings all affirmed their ratings in December 2006. Moody’s Investors Services affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s ratings outlook for NiSource and its subsidiaries is stable. Standard and Poor’s affirmed its senior unsecured ratings for NiSource at BBB, and the existing ratings for all other subsidiaries. Standard and Poor’s outlook for NiSource and all of its subsidiaries is stable. Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ ratings for Columbia and Northern Indiana. Fitch’s outlook for NiSource and all of its subsidiaries is stable.
Certain TPC gas derivative agreements contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $20 million to $25 million. In addition to agreements with ratings triggers, there are other gas derivative agreements that contain “adequate assurance” or “material adverse change” provisions. The collateral requirement for those agreements would amount to approximately $170 million to $175 million.
Columbia Energy Services is the principal for two surety bonds issued to guarantee performance in two separate long-term gas supply agreements. The surety, in accordance with the terms of its indemnity agreements, required NiSource to post a letter of credit in the face amount of approximately $131 million, declining over time, to support the bonds. At December 31, 2006, the total amount of letters of credit required with respect to this transaction was $53.9 million. The agreement will expire on December 31, 2008.
Columbia was the principal for surety bonds issued to guarantee performance under forward gas sales agreements. The surety bonds related to forward gas sales under agreements with Mahonia and had indemnity values, which declined over time and had ratings triggers based on Columbia’s credit rating. In the third quarter of 2005, these bonds expired. In February 2006, the forward sales agreements guaranteed by Columbia were completed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and purchase obligations for various services including pipeline capacity and IBM outsourcing. The table below excludes all amounts classified as current liabilities on the Consolidated Balance Sheets, other than current maturities of long-term debt and current interest payments on long-term debt. The total contractual obligations in existence at December 31, 2006 and their maturities were:

(in millions)	Total	2007	2008	2009	2010	2011	After

Long-term debt	$5,240.8	$90.8	$33.5	$465.8	$1,015.1	$307.4	$3,328.2
Capital leases	8.7	2.1	2.7	2.9	0.1	0.1	0.8
Interest payments on long-term debt	2,576.2	335.4	319.0	314.0	279.5	199.7	1,128.6
Operating leases	223.7	47.2	42.5	33.6	26.5	21.8	52.1
Energy commodity contracts	1221.3	511.6	252.7	194.3	68.4	38.9	155.4
Service obligations:
Pipeline service obligations	1,067.6	226.1	193.3	137.5	111.0	95.3	304.4
IBM service obligations	1,343.2	163.3	164.8	165.0	167.1	161.0	522.0
Other service obligations	403.0	84.9	80.4	36.2	28.4	28.8	144.3

Total contractual obligations	$12,084.5	$1,461.4	$1,088.9	$1,349.3	$1,696.1	$853.0	$5,635.8

NiSource calculated estimated interest payments for long-term debt as follows: for the fixed-rate debt, interest is calculated based on the applicable rates and payment dates; for variable-rate debt, interest rates are used that are in place as of December 31, 2006. For 2007, NiSource projects that it will be required to make interest payments of approximately $392 million, which includes $335.4 million of interest payments related to its long-term debt. At December 31, 2006, NiSource also had $1,193.0 million in short-term borrowings outstanding.
NiSource’s subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent minimum quantities of these commodities NiSource is obligated to purchase at both fixed and variable prices.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2007 to 2019, require NiSource to pay fixed monthly charges.
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
NiSource’s other service obligations include agreements with certain rail companies, Pure Air and General Electric.
Northern Indiana has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2009.
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
Whiting Clean Energy has a service agreement with General Electric for certain operation and maintenance activities for its cogeneration facility located at BP’s Whiting, Indiana refinery for which certain minimum fees are required. The agreement extends through 2023. The agreement provides for a $10 million termination penalty to be paid by Whiting Clean Energy to General Electric to buy out or otherwise terminate the agreement.
Due to strong equity markets, the fair value of NiSource’s pension fund assets as of September 30, 2006, have increased for the fourth year in a row. Additionally, $16.0 million in employer contributions were made during the 2006 plan year to certain of NiSource’s qualified and non-qualified pension plans. NiSource expects market returns to revert to normal levels as demonstrated in historical periods and expects to contribute approximately $50.4 million in 2007 to certain pension plans. NiSource expects to recognize net pension income in 2007 of approximately $4 million, mainly due to favorable asset returns. In addition, NiSource expects to make contributions of $52.3 million to its postretirement medical and life plans in 2007. See Note 11, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.
NiSource also has obligations associated with various taxes and expects to make tax payments of approximately $546 million in 2007.
Off Balance Sheet Items
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $634.4 million of commodity-related payments for its current subsidiaries involved in energy commodity contracts and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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
NiSource has other guarantees outstanding. Refer to Note 18-C, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
Market Risk Disclosures
Risk is an inherent part of NiSource’s energy businesses. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks that are involved in NiSource’s energy businesses: commodity market risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with oversight by the Risk Management Committee that requires constant communication, judgment and knowledge of specialized products and markets. NiSource’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, NiSource’s risk management policies and procedures continue to evolve and are subject to ongoing review and modification.

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
Commodity Price Risk
NiSource is exposed to commodity price risk as a result of its subsidiaries’ operations involving natural gas and power. To manage this market risk, NiSource’s subsidiaries use derivatives, including commodity futures contracts, swaps and options. NiSource is not involved in speculative energy trading activity.
Commodity price risk resulting from derivative activities at NiSource’s rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process, including gains or losses on these derivative instruments. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk. Some of NiSource’s rate-regulated utility subsidiaries offer commodity price risk products to its customers for which derivatives are used to hedge forecasted customer usage under such products. These subsidiaries do not have regulatory recovery orders for these products and are subject to gains and losses recognized in earnings due to hedge ineffectiveness.
TPC, on behalf of Whiting Clean Energy, enters into power and gas derivative contracts to manage commodity price risk associated with operating Whiting Clean Energy. These derivative contracts do not always receive hedge accounting treatment under SFAS No. 133 and variances in earnings could be recognized as a result of marking these derivatives to market.
During 2006 and 2005, a gain of $0.1 million and $0.4 million, net of taxes respectively, were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. No amounts were recognized in earnings in 2006 and $0.4 million was recognized in earnings in 2005 due to losses on derivatives classified as trading. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income of approximately $54.6 million, net of taxes. Refer to Note 8, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further information on NiSource’s various derivative programs for managing commodity price risk.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $25.3 million and $20.1 million for the years 2006 and 2005, respectively.
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
As a result of these fixed-to-variable interest rate swap transactions, $1,160 million of NiSource Finance’s existing long-term debt is now subject to fluctuations in interest rates.
Credit Risk
Due to the nature of the industry, credit risk is a factor in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. Written guidelines approved by NiSource’s Risk Management Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures. Exposures to credit risks are monitored by the Corporate Credit Risk function which is independent of all commercial operations. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative contracts such as interest rate swaps, credit risk arises when counterparties are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions. Current credit exposure is generally measured by the notional or principal value of obligations and direct credit substitutes, such as commitments, stand-by letters of credit and guarantees. In determining exposure, NiSource considers collateral that it holds to reduce individual counterparty credit risk.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was zero during 2006. The daily market exposure for the gas marketing and trading portfolios on an average, high and low basis was $0.2 million, $0.9 million and zero during 2006, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. The VaR limit for power trading was reduced to zero in the third quarter of 2005 with the settlement of all power trading contracts outstanding at that time. Power and gas derivative contracts entered into to manage price risk associated with Whiting Clean Energy are limited to quantities surrounding the physical generation capacity of Whiting Clean Energy and the gas requirements to operate the facility.
Refer to “Critical Accounting Policies” included in this Item 7 and Note 1-U, “Accounting for Risk Management and Energy Trading Activities,” and Note 8, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.
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
NiSource Inc.
Sheets were $1,563.3 million and $1,551.0 million at December 31, 2006, and $1,203.1 million and $1,386.1 million at December 31, 2005, respectively. For additional information, refer to Note 1-F, “Basis of Accounting for Rate-Regulated Subsidiaries,” in the Notes to Consolidated Financial Statements.
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
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $68.3 million at December 31, 2006. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
Accounting for Risk Management Activities. Under SFAS No. 133 the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates.
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
Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that there is a high risk correlation of the changes in fair values of the derivatives and the underlying risks. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. NiSource had $287.6 million and $376.0 million of price risk management assets, of which $286.4 million and $338.1 million related to hedges, at December 31, 2006 and 2005, respectively, and $297.6 million and $94.5 million of price risk management liabilities, of which $235.3 million and $85.6 million related to hedges, at December 31, 2006 and 2005, respectively. The amount of unrealized gains recorded to accumulated other comprehensive income, net of taxes, was $31.4 million and $150.7 million at December 31, 2006 and 2005, respectively.
Pensions and Postretirement Benefits. NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, SFAS No. 88 and SFAS No. 106, as amended by SFAS No. 158. The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
discussion of NiSource’s pensions and other postretirement benefits see Note 11, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements.
Goodwill Impairment Testing. As of December 31, 2006, NiSource had $3.7 billion of goodwill on the Consolidated Balance Sheet, which was mainly due to the acquisition of Columbia. NiSource performs its annual impairment test of goodwill in accordance with SFAS No. 142 in June. For the purpose of testing for impairment the goodwill recorded in the acquisition of Columbia, the related subsidiaries were aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. NiSource uses the discounted cash flow method to estimate the fair value of its reporting units for the purpose of this test. Refer to Notes 1-J and 5, “Goodwill and Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
Long-lived Asset Impairment Testing. NiSource’s Consolidated Balance Sheets contains long-lived assets other than goodwill and intangible assets which are not subject to recovery under SFAS No. 71. As a result, NiSource assesses the carrying amount and potential earnings of these assets whenever events or changes in circumstances indicate that the carrying value could be impaired as per SFAS No. 144. When an asset’s carrying value exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying value. Refer to Note 1-K, “Long-lived Assets,” in the Notes to Consolidated Financial Statements for additional information.
Contingencies. A contingent liability is recognized when it is probable that an environmental, tax, legal or other liability has been incurred and the amount of loss can reasonably be estimated. Accounting for contingencies require significant management judgment regarding the estimated probabilities and ranges of exposure to a potential liability. Estimates of the loss and associated probability are made based on the current facts available, present laws and regulations and third party consultation. Management’s assessment of the contingent liability could change as a result of future events or as more information becomes available. Actual amounts could differ from estimates and can have a material impact on NiSource’s results of operations and financial position. Refer to Note 18, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information.
Asset Retirement Obligations. NiSource accounts for retirement obligations under the provisions of SFAS No. 143, as amended by FIN 47, which require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In the absence of quoted market prices, fair value of asset retirement obligations are estimated using present value techniques, using various assumptions including estimates of the amounts and timing of future cash flows associated with retirement activities, inflation rates and credit-adjusted risk free rates. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71 for those amounts it has collected in rates or expects to collect in future rates. Refer to Note 6, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
Recently Adopted Accounting Pronouncements
SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans by requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, among other changes. In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158 requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of the plan assets and the benefit obligation. Based on the measurement of the various defined benefit pension and other postretirement plans’ assets and benefit obligations at September 30, 2006, the pretax impact of adopting SFAS No. 158 decreased intangible assets by $46.5 million, decreased deferred charges and other assets by $1.1 million, increased regulatory assets by $538.8 million, increased accumulated other comprehensive income by $239.8 million and increased accrued liabilities for postretirement and postemployment benefits by $251.4 million. With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities that would otherwise have been recorded to accumulated other comprehensive income. In addition, NiSource recorded a reduction in deferred income taxes of approximately $96 million. NiSource will early adopt the SFAS No. 158 measurement date provisions in the first quarter of 2007 requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. Upon adopting the measurement date provisions of SFAS No. 158 in the first quarter of 2007, NiSource will decrease its accrued liabilities for postretirement and postemployment benefits by approximately $89 million and increase its deferred charges and other assets by approximately $9 million. In addition, 2007 expense for pension and postretirement benefits will reflect the updated measurement date valuations.
SAB No. 108 — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. In September 2006, the SEC issued SAB No. 108 to provide guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 became effective for periods ending after November 15, 2006. There were no impacts to NiSource’s consolidated financial statements as a result of the adoption of SAB No. 108.
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
When it adopted SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. Other than the requirement for expensing stock options, outstanding share-based awards will continue to be accounted for substantially as they are currently. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $5.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.
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
FIN 47 — Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005. NiSource adopted FIN 47 in the fourth quarter 2005. Refer to Note 6, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
FIN 48 — Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. When determining whether a tax position meets this 50% threshold, it is to be based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006. NiSource will adopt the provisions of FIN 48 in the first quarter of 2007. NiSource is currently reviewing the provisions of this interpretation to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements.
Environmental Matters
NiSource affiliates have retained environmental liability, including cleanup liability, associated with some of its former operations including those of propane operations, petroleum operations, certain LDCs and CER. More significant environmental liability relates to former MGP sites whereas less significant liability is associated with former petroleum operations and metering stations using mercury-containing measuring equipment.
The ultimate liability in connection with the contamination at known sites will depend upon many factors including the extent of environmental response actions required, the range of technologies that can be used for remediation, other potentially responsible parties and their financial viability, and indemnification from previous facility owners. NiSource’s environmental liability includes those corrective action costs considered “probable and reasonably estimable” under SFAS No. 5 and consistent with SOP 96-1. NiSource’s estimated remediation liability will be refined as events in the remediation process occur and actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in the EPA’s Climate Leaders program and will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.
Bargaining Unit Contract
As of December 31, 2006, NiSource had 7,349 employees of which 3,383 were subject to collective bargaining agreements. One agreement, covering approximately 385 employees of Columbia of Kentucky, Columbia of Ohio, and Columbia Transmission Company, expired December 1, 2006. The company and the union reached a tentative agreement for a new five-year contract on February 16, 2006, which was then ratified by the collective bargaining unit on February 26, 2007. Fifteen additional collective bargaining agreements, covering approximately 656 employees, were to expire during 2007. To date, agreements have been reached and ratified with respect to nine of those agreements. The remaining six agreements, covering approximately 227 employees, expire between May 1, 2007 and August 20, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Year Ended December 31, (in millions)	2006	2005	2004

Net Revenues
Sales Revenues	$4,698.6	$5,122.0	$4,291.4
Less: Cost of gas sold, excluding depreciation and amortization	3,277.0	3,617.1	2,850.8

Net Revenues	1,421.6	1,504.9	1,440.6

Operating Expenses
Operation and maintenance	731.9	721.4	639.5
Depreciation and amortization	231.4	224.6	194.6
Impairment and (gain) loss on sale of assets	(0.3)	12.5	—
Other taxes	168.6	178.2	165.3

Total Operating Expenses	1,131.6	1,136.7	999.4

Operating Income	$290.0	$368.2	$441.2

Revenues ($ in Millions)
Residential	$2,854.4	$3,191.4	$2,580.8
Commercial	1,058.8	1,159.4	966.0
Industrial	306.4	362.4	309.8
Off System Sales	415.6	200.1	214.2
Other	63.4	208.7	220.6

Total	$4,698.6	$5,122.0	$4,291.4

Sales and Transportation (MMDth)
Residential sales	241.8	289.1	288.2
Commercial sales	163.9	176.0	175.7
Industrial sales	365.4	375.8	399.1
Off System Sales	54.9	22.6	34.9
Other	0.9	0.9	1.2

Total	826.9	864.4	899.1

Heating Degree Days	4,347	5,035	4,887
Normal Heating Degree Days	4,933	4,939	4,967
% Colder (Warmer) than Normal	(12%)	2%	(2%)

Customers
Residential	3,074,115	3,059,783	3,033,390
Commercial	292,566	292,232	290,702
Industrial	8,268	8,445	8,758
Other	73	59	61

Total	3,375,022	3,360,519	3,332,911

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Competition
Gas Distribution Operations compete with investor-owned, municipal, and cooperative electric utilities throughout its service area, and to a lesser extent with other regulated natural gas utilities and propane and fuel oil suppliers. Gas Distribution Operations continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas. Competition with providers of electricity is generally strongest in the residential and commercial markets of Kentucky, southern Ohio, central Pennsylvania and western Virginia where electric rates are primarily driven by low-cost, coal-fired generation. In Ohio and Pennsylvania, gas on gas competition is also common. Gas competes with fuel oil and propane in the New England markets mainly due to the installed base of fuel oil and propane-based heating which, over time, has comprised a declining percentage of the overall market.
Market Conditions
Spot prices for the winter of 2006-2007 were primarily in the range of $5.00 - $8.00/Dth. This was a significant decrease from the prices experienced during the winter of 2005-2006 that were in the $6.00-$15.00/Dth range, as a result of hurricane related production outages in the Gulf of Mexico. Supply disruptions associated with the 2005 hurricanes were restored by the third quarter of 2006.
Entering the 2006-2007 winter season, storage levels were at record high levels. Unseasonably mild weather for the months of November and December 2006 left national storage levels well above the prior five year average. During the summer of 2006, prices ranged between $4.00 and $9.00/Dth. However, gas storage reached above the prior five-year average. Through December 2006, the winter of 2006-2007 price levels were primarily between $6.00 and $8.00/Dth.
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
The Gas Distribution Operations companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of their service territory, the sale of products and services in their service territories and gas supply cost incentive mechanisms for service to their core markets. The upstream products are made up of transactions that occur between an individual Gas Distribution Operations company and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by NiSource to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations company system. The incentive mechanisms give the Gas Distribution Operations companies an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions vary by operating company with some sharing the benefits with customers and others using these revenues to mitigate transition costs occurring as the result of customer choice programs described below under “Regulatory Matters.”
Capital Expenditures and Other Investing Activities
The Gas Distribution Operations segment’s net capital expenditures and other investing activities were $283.4 million in 2006 and are projected to be approximately $333.4 million in 2007. This increase in the capital expenditure budget is mainly due to an expected increase in expenditures for modernizing and upgrading facilities as well as the implementation of a standardized work management system at certain distribution companies as part of a multi-year plan.
Regulatory Matters
Significant Rate Developments. On February 1, 2007, Columbia of Kentucky filed a base rate case requesting an increase in rates of $12.6 million, or approximately 8%. Included in the filing is a request for approval of an accelerated main replacement cost recovery mechanism, in order to facilitate replacement of certain parts of Columbia of Kentucky’s natural gas distribution system. Also, included are proposals to help offset the effects of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
recent usage declines and increased customer attrition. Hearings are expected to be held in the second quarter of 2007, with new rates expected to be in effect by the third quarter.
On November 2, 2005, Columbia of Virginia filed an Application with the VSCC for approval of a PBR plan, which would freeze non-gas cost rates at their current levels for five years beginning January 1, 2006. The VSCC issued a Preliminary Order on November 9, 2005 that docketed the PBR plan and simultaneously initiated an investigation (“Investigation”) into the justness and reasonableness of Columbia of Virginia’s current rates, charges and terms and conditions of service. On December 12, 2006, Columbia of Virginia, VSCC Staff and all parties to the proceedings presented a comprehensive settlement resolving all issues in the proceedings. The Hearing Examiner recommended approval of the settlement in a report issued December 21, 2006 and the VSCC approved the settlement by Order issued December 28, 2006. Among other things, the settlement, which became effective January 1, 2007, establishes a PBR for a four-year period, freezing Columbia of Virginia’s non-gas rates at their current levels and setting up an earnings sharing mechanism and temporary rate credits during the PBR plan period, and contains a commitment by Columbia of Virginia to expand its system to continue to meet growth needs.
On January 31, 2006, the IURC approved a joint Stipulation and Settlement Agreement between Northern Indiana and other parties resolving all terms of a new gas ARP program. The new ARP is effective May 1, 2006 through April 30, 2010. The new ARP continues key products and services including Northern Indiana’s Choice program for customers. The ARP also continues the GCIM and adds a new incentive mechanism that shares savings of reduced transportation costs between the company and customers. Northern Indiana and the settling parties also agreed to a moratorium on base rates with the ability to address certain defined issues during the term of this agreement.
In mid 2006, Northern Indiana filed a petition which simplifies gas distribution rates, stabilizes revenues and provides for energy efficiency funding. Northern Indiana filed its detailed case in this proceeding in January 2007, based upon lengthy and detailed discussion with stakeholders. All parties requested and the IURC has granted an expedited schedule in this proceeding. Northern Indiana expects a final order in the cause in the second quarter of 2007.
Cost Recovery and Trackers. A significant portion of the distribution companies’ revenue is related to the recovery of gas costs, the review and recovery of which occurs via standard regulatory proceedings. All states require periodic review of actual gas procurement activity to determine prudence and to permit the recovery of prudently incurred costs related to the supply of gas for customers. NiSource distribution companies have historically been found prudent in the procurement of gas supplies to serve customers.
Certain operating costs of the NiSource distribution companies are significant, recurring in nature, and generally outside the control of the distribution companies. Some states allow the recovery of such costs via cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for the distribution companies to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include gas cost recovery adjustment mechanisms, tax riders, and bad debt recovery mechanisms. Gas Distribution Operations revenue is increased by the implementation and recovery of costs via such tracking mechanisms.
Comparability of Gas Distribution Operations line item operating results is impacted by these regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Increases in the expenses that are the subject of trackers result in a corresponding increase in net revenues and therefore have essentially no impact on total operating income results. Operating expenses increased by $50.5 million for expenses which are subject to such trackers and are therefore primarily offset by a corresponding increase to net revenues reflecting recovery of certain costs.
Certain of the NiSource distribution companies are embarking upon plans to replace significant portions of their operating systems that are nearing the end of their useful life. Those companies are currently evaluating requests for increases in rates in order to allow recovery of the additional capital expenditures required for such plans. Each

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. Currently, Columbia of Pennsylvania and Columbia of Ohio are evaluating such plans and filings.
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO, and have been found to be prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these certain types of risers on its distribution system. Columbia of Ohio estimates that the cost to identify and replace the risers will approximate $200 million, and will be seeking approval to implement an infrastructure replacement program cost recovery mechanism.
Customer Usage. The NiSource distribution companies continue to experience declining usage by customers, due in large part to the sensitivity of sales to historically high commodity prices. A significant portion of the LDC’s operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. Many of NiSource’s LDCs are evaluating mechanisms that would “de-couple” the recovery of fixed costs from throughput, and implement recovery mechanisms that more closely link the recovery of fixed costs with fixed charges. Each of the states that the NiSource LDCs operate in has different requirements regarding the procedure for establishing such changes.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 18-F, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $3.1 million during 2006 and the restructuring liability remaining at December 31, 2006 was $1.6 million. In the third quarter of 2006, an adjustment was made to the restructuring reserve for leased office space, reducing the reserve by $5.2 million. This adjustment was made in connection with a reallocation of office space and assessment of office facilities. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations service territories for 2006 was approximately 12% warmer than normal and 14% warmer than 2005, decreasing net revenues by approximately $89 million for the year ended December 31, 2006 compared to 2005.
Weather in the Gas Distribution Operations service territories for 2005 was approximately 2% colder than normal and 3% colder than 2004, increasing net revenues by approximately $24 million for the year ended December 31, 2005 compared to 2004.
Throughput
Total volumes sold and transported for the year ended December 31, 2006 were 826.9 MMDth, compared to 864.4 MMDth for 2005. This decrease reflected lower sales to residential, commercial, and industrial customers, which was attributable mainly to the milder weather and decreased residential customer usage, partially offset by increased off-system sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Total volumes sold and transported for the year ended December 31, 2005 were 864.4 MMDth, compared to 899.1 MMDth for 2004. This decrease was primarily due to lower industrial and off-system sales.
Net Revenues
Net revenues for 2006 were $1,421.6 million, a decrease of $83.3 million from 2005. This decrease in net revenues was due primarily to the impact of warmer weather amounting to approximately $89 million and a decline in residential usage of approximately $22 million. Additionally, the prior year was favorably impacted $12.1 million from a buyout of a large customer gas contract. These decreases in net revenues were partially offset by a $46.7 million increase in revenues from regulatory trackers, which are primarily offset in operating expenses.
Net revenues for 2005 were $1,504.9 million, an increase of $64.3 million from 2004. Net revenues grew as a result of increased deliveries of natural gas to residential customers due to colder weather during the fourth quarter of 2005 compared to 2004 and an increase in residential customers that together amounted to $32.3 million. Net revenues also increased $26.2 million as a result of regulatory trackers and $16.0 million from increases in gross receipts and excise taxes, which are both offset in operating expenses, as well as $12.1 million from the buyout of a large customer gas contract. These increases in revenues were partially offset by a reduction in gas deliveries to residential and commercial customers of approximately $33 million attributable to a decline in usage caused in part by higher gas prices experienced in 2005.
Operating Income
For the twelve months ended December 31, 2006, operating income for the Gas Distribution Operations segment was $290.0 million, a decrease of $78.2 million compared to the same period in 2005 largely attributable to reduced net revenues described above. Operating expenses, excluding $50.5 million of tracker expenses primarily offset in revenues, were $55.6 million lower than the prior year. The comparable period last year was impacted by transition costs, restructuring charges and a pension and other postretirement benefits charge totaling $49.4 million associated with the IBM agreement, and a $10.9 million goodwill impairment loss related to Kokomo Gas. Operating expenses were impacted this year by higher employee and administrative costs of $11.9 million, expenses associated with the IBM agreement of $8.5 million primarily for transition services and higher depreciation expense of $6.8 million, partially offset by a reversal in the third quarter of a restructuring reserve for leased office space of $5.2 million and lower uncollectible accounts.
For the twelve months ended December 31, 2005, operating income for the Gas Distribution Operations segment was $368.2 million, a decrease of $73.0 million compared to the same period in 2004. The decrease was the result of higher operating expenses of $95.1 million, excluding $42.2 million of tracker expenses offset in revenues, which more than offset the increase in net revenues described above. Operating income decreased as a result of transition costs, restructuring charges and a pension and postretirement benefit charge totaling $49.4 million associated with the IBM agreement. Also contributing to the decrease in operating income was higher depreciation expense of $30.0 million primarily resulting from the 2004 expiration of the prior regulatory stipulation for Columbia of Ohio, a $10.9 million impairment of goodwill that was originally recorded in association with the NiSource acquisition of Kokomo Gas in 1992 and an increase in employee and administrative expenses of $7.4 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Year Ended December 31, (in millions)	2006	2005	2004

Operating Revenues
Transportation revenues	$681.6	$646.6	$668.0
Storage revenues	176.8	177.9	178.2
Other revenues	6.1	10.6	9.0

Total Operating Revenues	864.5	835.1	855.2
Less: Cost of gas sold, excluding depreciation and amortization	14.0	24.6	22.6

Net Revenues	850.5	810.5	832.6

Operating Expenses
Operation and maintenance	327.4	297.2	301.8
Depreciation and amortization	114.9	114.1	114.2
Impairment and (gain) loss on sale of assets	0.5	(0.1)	1.2
Other taxes	54.6	55.1	52.3

Total Operating Expenses	497.4	466.3	469.5

Equity Earnings (Loss) in Unconsolidated Affiliates	(12.3)	0.2	—

Operating Income	$340.8	$344.4	$363.1

Throughput (MMDth)
Columbia Transmission
Market Area	932.1	983.9	978.3
Columbia Gulf
Mainline	533.5	521.6	539.1
Short-haul	129.9	86.3	102.5
Columbia Pipeline Deep Water	8.3	11.5	16.7
Crossroads Gas Pipeline	38.5	41.8	40.5
Granite State Pipeline	26.9	31.8	32.7
Intrasegment eliminations	(491.2)	(504.8)	(537.1)

Total	1,178.0	1,172.1	1,172.7

Proposed Millennium Pipeline Project
Millennium received FERC approval for a pipeline project, in which Columbia Transmission is participating and will serve as operator, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin Gas Transmission Co. at Ramapo, New York.
The certificate order approved the project costs related to the construction and development of the Millennium project as described above. The order also approved the vacating of portions of the original September 2002 Millennium certificate that related to other facilities.
The Millennium owners no longer believe the recovery of the capitalized costs related to the vacated portions of the project is probable. Therefore, Millennium has fully reserved the capitalized costs related to the development of the vacated portions. NiSource recorded a $13 million charge reflecting its share of Millennium’s reserve during the fourth quarter of 2006.
The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, Iroquois, and Islander East collectively referred to as the “Companion Pipelines.” The December 21, 2006 certificate order also granted the necessary project approvals to the Companion Pipelines.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
In addition, Millennium has received requested tax relief in New York. Millennium plans to begin construction in Spring 2007 with a projected in-service date of November 1, 2008.
In March 2006, Columbia Atlantic Trading, a NiSource subsidiary, sold its 21.0% interest in the Millennium partnership to KeySpan Millennium (owned by KeySpan Corporation) and DTE Millennium (owned by DTE Energy Co.) through an equity redistribution and a re-writing of the partnership agreements. The Millennium partnership is now currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%). Columbia Transmission will be the operator. The FERC Order reflected these reconfigured ownership levels.
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
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received favorable orders on November 1, 2005. On October 26, 2006, Hardy Storage filed an application seeking to amend the November 1, 2005 order to revise the initial rates and estimated costs for the project pursuant to executed settlement agreements with Hardy Storage’s customers. The amendment application is uncontested and Hardy Storage has requested expedited FERC action on the filing by February 28, 2007.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of Hardy Storage. Under the financing agreement, Columbia Transmission issued guarantees securing payment for amounts issued in connection with Hardy Storage up until such time as the project is placed in service and satisfies certain performance criteria. Additional information on this guarantee is provided in Note 18-C, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements. Construction began in the first quarter of 2006 and Hardy Storage is expected to be placed in service in the second quarter of 2007.
Other Growth Projects
Eastern Market Expansion, a combined storage and transportation project designed to meet core market growth in the mid-Atlantic region that already has binding customer agreements, continues with NEPA pre-filing activities. Columbia Transmission anticipates filing a certificate application with the FERC in April 2007.
Capital Expenditures and Other Investing Activities
The Gas Transmission and Storage Operations segment’s capital expenditures and other investing activities were $208.1 million in 2006 and $167.9 million in 2005. This increase was primarily due to incremental pipeline expenditures including pipeline integrity costs in compliance with the DOT’s Integrity Management Rule. The Gas Transmission and Storage Operations segment’s capital expenditure program and other investing activities are projected to be approximately $19 million higher in 2007. The increase in capital is due to storage and transportation growth projects in key market areas which are served by the Gas Transmission and Storage Operations segment.
Pipeline Firm Service Contracts
Since implementation of FERC Order No. 636 in the early 1990’s, the services of Columbia Transmission and Columbia Gulf have consisted of open access transportation services, and open access storage services in the case of Columbia Transmission. These services are provided primarily to LDCs. On October 31, 2004, firm contracts expired for both Columbia Transmission and Columbia Gulf, which represented approximately 60% of the Gas Transmission and Storage Operations net annual revenues. Based upon new commitments, Gas Transmission and Storage Operations realized a reduction of approximately $34 million in revenues in 2005 under the replacement

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
contracts. The terms of the replacement contracts entered into by Columbia Transmission and Columbia Gulf range from one year to 15 years, with an average term of approximately seven years. These reductions were partially offset by incremental revenues of approximately $27 million that resulted from remarketing efforts and new firm contracts during 2005 and 2006.
Sales of Shorter-Term Transportation and Storage Services
Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. A commercial team is in place focused on this effort to capitalize on market opportunities. Columbia Transmission entered into contracts that represent revenues in excess of $45 million of shorter-term business for 2006. Columbia Transmission and Columbia Gulf plan to continue offering these short term transportation and storage services. Customer requirements for these services will vary according to market conditions which include such factors as commodity price volatility, geographic price differentials and the physical capacity and capabilities of the pipeline network.
Regulatory Matters
Significant FERC Developments. On June 30, 2005, the FERC issued the “Order on Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance was January 1, 2006 after which all assessment costs have been recorded as operating expenses. Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. In November, 2005, the INGAA sought review of the matter before the U. S. Court of Appeals for the D.C. Circuit (INGAA V. FERC, No. 05-1426). Oral Argument was presented before the Court on January 16, 2007 and a ruling is currently pending.
On July 20, 2006, the FERC issued a declaratory order in response to a petition filed by Tennessee Gas Pipeline. The petition related to a Tennessee Gas Pipeline request to establish an interconnection with the Columbia Gulf operated portion of the Blue Water Pipeline system. Columbia Gulf has a long-standing practice of providing interconnections with other interstate pipelines only as long as there is an interconnection agreement in place that governs the rules of the interconnection. Among other things, these agreements help protect the integrity of Columbia Gulf’s system and the reliability of service to its customers. The FERC ruled that Tennessee Gas Pipeline’s interconnection request should be governed by the existing Blue Water Pipeline Operating Agreement between Columbia Gulf and Tennessee Gas Pipeline. Columbia Gulf constructed the necessary taps and Tennessee Gas Pipeline then completed its portion of the interconnection facilities. The interconnection was ready to flow gas on October 1, 2006. On December 29, 2006, Columbia Gulf filed in the D.C. Circuit Court of Appeals a Petition for Review of the Commission’s July 20, 2006 order and a subsequent order denying Columbia Gulf’s Request for Rehearing.
In the declaratory order, the FERC also referred the matter to the Office of Enforcement to determine if there should be any action taken against Columbia Gulf for failing to comply with prior orders that directed Columbia Gulf to allow Tennessee Gas Pipeline to make an interconnection. While disappointed with the FERC’s referral of this matter to the Office of Enforcement, Columbia Gulf has cooperated with the Office of Enforcement’s investigation. Columbia Gulf expects the staff will complete its investigation in the near future, but is unable to predict the outcome at this time.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of December 31, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 18-F, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $2.8 million during 2006 and the restructuring liability remaining at December 31, 2006 was $2.2 million. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Transmission and Storage Operations segment.
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
Throughput for the Gas Transmission and Storage Operations segment totaled 1,178.0 MMDth for 2006, compared to 1,172.1 MMDth in 2005. The increase of 5.9 MMDth is due to increased sales of shorter-term transportation and storage services described above, partially offset by lower gas deliveries by Columbia Transmission.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,172.1 MMDth for 2005, compared to 1,172.7 MMDth in 2004. Decreases in offshore natural gas production in the Gulf were offset by increased gas deliveries in the market area serviced by Columbia Transmission.
Net Revenues
Net revenues were $850.5 million for 2006, an increase of $40.0 million from 2005. The increase in net revenues was mainly due to sales of shorter-term transportation and storage services amounting to $43.9 million and increased subscriptions for demand services of $12.8 million. The comparable period last year benefited from a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, which amounted to $8.9 million.
Net revenues were $810.5 million for 2005, a decrease of $22.1 million from 2004. The decrease was primarily due to the 2004 renegotiation of firm service contracts with major pipeline customers, which amounted to approximately $34 million for the year. Additionally, revenue from regulatory trackers decreased $7.4 million, which is offset in operating expenses. These reductions in net revenues were partially offset by approximately $14 million in increased revenues resulting from remarketing efforts and new firm contracts and by an $8.9 million third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract.
Operating Income
Operating income of $340.8 million in 2006 decreased $3.6 million from 2005 primarily due to increased operations and maintenance expenses of $30.2 million and a $12.3 million loss on equity earnings from unconsolidated subsidiaries, which offset the increase in net revenues described above. The loss on equity earnings resulted from a $13 million charge reflecting NiSource’s Gas Transmission and Storage Operations segment share of Millennium’s reserve related to vacated portions of the original project. Operation and maintenance expenses increased as a result of $18.1 million accrued for litigation relating to several matters, some which were settled during the fourth quarter, higher employee and administrative costs of $9.4 million, increased pipeline integrity related costs of $7.3 million, and increased property insurance premiums of $6.5 million mainly for offshore and onshore facilities located in or near the Gulf of Mexico. The increases in property insurance were driven by the losses experienced by the insurance industry over the past few years, resulting from hurricanes such as Ivan, Katrina and Rita. The operation and maintenance expense increases were partially offset by the impact in the comparable 2005 period of transition costs, a restructuring charge and a pension and other postretirement benefit charge totaling $12.8 million associated with the IBM agreement.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Year Ended December 31, (in millions)	2006	2005	2004

Net Revenues
Sales revenues	$1,303.8	$1,247.6	$1,111.2
Less: Cost of sales, excluding depreciation and amortization	481.4	452.5	351.0

Net Revenues	822.4	795.1	760.2

Operating Expenses
Operation and maintenance	266.7	263.1	240.0
Depreciation and amortization	187.3	185.9	178.1
Gain on sale of assets	—	(0.4)	(1.6)
Other taxes	58.0	53.2	34.2

Total Operating Expenses	512.0	501.8	450.7

Operating Income	$310.4	$293.3	$309.5

Revenues ($ in millions)
Residential	$358.2	$349.9	$295.1
Commercial	365.2	335.0	294.1
Industrial	513.3	445.1	414.1
Wholesale	36.1	35.1	47.0
Other	31.0	82.5	60.9

Total	$1,303.8	$1,247.6	$1,111.2

Sales (Gigawatt Hours)
Residential	3,293.9	3,516.1	3,104.3
Commercial	3,855.7	3,893.0	3,635.0
Industrial	9,503.2	9,131.6	9,309.4
Wholesale	661.4	831.3	1,176.2
Other	114.1	115.0	142.6

Total	17,428.3	17,487.0	17,367.5

Cooling Degree Days	714	935	582
Normal Cooling Degree Days	803	803	803
% Warmer (Colder) than Normal	(11%)	16%	(28%)

Electric Customers
Residential	398,349	395,849	392,342
Commercial	52,106	51,261	50,332
Industrial	2,509	2,515	2,528
Wholesale	5	7	22
Other	759	765	770

Total	453,728	450,397	445,994

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
The U.S. steel industry continues to adjust to changing market conditions including international competition, increased energy costs, and fluctuating demand for their products. The industry has responded with plant consolidation and rationalization to reduce costs and improve their position in the market place. Increased use of advanced technology by U.S. steel producers has lowered production costs and increased productivity, reducing the

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
labor differential between international producers and those in the United States. NiSource continued to see strength in industrial sales volumes, up 4% over 2005 levels, due largely to the steel market and related industries.
Northern Indiana has identified a need for additional resources to meet its electric customers’ demand in the coming years. To assess options to meet this need, a Request for Proposal for purchases of power (including renewable energy) and demand reducing options was issued. The bids are to provide power in the short term as well separate bids to provide power in the long term. These bids are being evaluated and compared to other options including building a power plant, acquiring a portion of an existing plant, entering into a natural gas purchase contract to provide low cost gas for power production and restarting the Mitchell Station. No commitment to pursue any specific option or group of options has been made. Management anticipates that the evaluation of options will continue through early 2007.
Capital Expenditures and Other Investing Activities
The Electric Operations segment’s capital expenditures and other investing activities were $151.2 million in 2006 and are projected to be approximately $236.8 million in 2007. The increase is due to higher expenditures for the NOx reduction programs and expenditures to replace key components within electric generation. Expenditures for the NOx reduction program were approximately $4 million in 2006 and are budgeted to be approximately $37 million for 2007.
Regulatory Matters
Significant Rate Developments. To settle a proceeding regarding Northern Indiana’s request to recover intermediate dispatchable power costs, Northern Indiana has agreed to file an electric base rate case on or before July 1, 2008.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The credits will continue beyond the minimum period at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates subsequent to the minimum period. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $50.9 million and $58.5 million were recognized for electric customers for the years ended December 31, 2006 and December 31, 2005, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding the administrative fees and non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During 2006 the administrative fees totaled $5.5 million. Of this amount, $3.0 million was expensed and $2.5 million was deferred. Non-fuel costs were $12.8 million in 2006, of which $11.5 million was expensed and $1.3 million was deferred. On May 4, 2006, the IURC issued a final order authorizing the categorization of certain types of MISO charges as fuel-related and therefore recoverable through the FAC mechanism. As a result of this order Northern Indiana realized an increase in net revenues of $7.9 million.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to April 1, 2005. Although the amount of resettlements applicable to Northern Indiana cannot be quantified at this time, it is not expected to be material.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a standard, quarterly, “summary” regulatory proceeding in Indiana (FAC). Northern Indiana has historically been found prudent in the procurement of fuel and purchased power.
In July 2006, the IURC issued an order creating a sub-docket in FAC 71 based upon a motion by interveners, the Industrial Group and La Porte County. The motion requested an investigation into Northern Indiana’s generation and purchases practices that could not be fully considered in a summary proceeding. The sub-docket will also address concerns raised by the OUCC related to the reasonableness of recovering financial hedging transactions within the FAC. Subsequently, the IURC has approved FAC 72 and FAC 73 subject to the sub-docket in FAC 71. Amounts collected pursuant to FAC 71, 72 and 73 are subject to refund based upon the final order in the sub-docket.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 13, 2006, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $312.8 million. On March 29, 2006 the IURC approved EER-3 for operating expenses of $18.3 million through December 31, 2005. On September 28, 2006 the IURC approved ECR-8 for capital expenditure (net of accumulated depreciation) of $226.8 million. Northern Indiana filed ECR-9 and EER-4 on February 7, 2007 for net capital expenditures of $222.2 million and $14.1 million in operating expenses.
On December 8, 2006, Northern Indiana filed a petition requesting a certificate of public convenience and necessity for clean coal technology projects, to address the first phase of CAIR and CAMR. The request included initiating ongoing review of the construction of the projects; finding that the projects constitute “qualified pollution control property” and are eligible for the rate-making treatment; finding that the projects constitute “clean coal and energy projects” and finding that the projects are reasonable and necessary and therefore eligible for the financial incentives; approving accounting, rate-making treatment, cost recovery and other relief in connection with Northern Indiana’s clean coal technology, qualified pollution control property and clean coal and energy projects. Testimony was filed in February 2007 requesting approval of $23 million of cost estimates for the projects.
Mitchell Station. In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana, with input from a broad based stakeholder group, is evaluating the appropriate course of action for the Mitchell Station facility in light of Northwest Indiana’s need for that property and the substantial costs associated with restarting the facility including the potential increase in level of environmental controls required.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 18-F, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Restructuring
No amounts for restructuring were recorded in 2006 for Electric Operations. Electric Operations recorded restructuring charges of $4.1 million in 2005 in connection with NiSource’s outsourcing agreement with IBM, of which $4.0 million was allocated from NiSource Corporate Services. Payments made for all restructuring initiatives within Electric Operations were $0.1 million during 2005 and the restructuring liability at December 31, 2005 and 2006, was zero. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Electric Operations segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Sales
Electric Operations sales were 17,428.3 gwh for the year 2006, a slight decrease of 58.7 gwh compared to 2005, mainly resulting from decreased residential sales due to milder weather. This decrease was partially offset by increased industrial volumes, particularly in the steel sector.
Electric Operations sales were 17,487.0 gwh for the year 2005, a slight increase of 119.5 gwh compared to 2004. The increase in sales resulted from higher residential and commercial sales due primarily to warmer weather and a 1% increase in customer count. This increase in sales was partially offset by decreased industrial and wholesale sales.
Net Revenues
Electric Operations net revenues were $822.4 million for 2006, an increase of $27.3 million from 2005, due to $13.5 million of lower unrecoverable MISO costs included in cost of sales, $10.7 million from proceeds received for emissions allowances, a reduction in customer credits of $7.7 million, due to the timing of the credits, increased environmental tracker revenues of $7.4 million (offset in expense), an increase in residential and commercial customers amounting to approximately $6 million and increased industrial volumes. The lower unrecoverable MISO costs resulted mainly from the IURC’s ruling on the recoverability of certain MISO costs as well as the deferral of certain costs for future recovery which began on August 1, 2006. These increases in net revenues were partially offset by the impact of unfavorable weather compared to the prior year of approximately $21 million.
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
Operating Income
Operating income for 2006 was $310.4 million, an increase of $17.1 million from 2005. The increase in operating income was due to the changes in net revenue mentioned above, partially offset by higher operating expenses of $10.2 million. Operating expenses increased due to higher electric generation and maintenance expense of $9.3 million, higher employee and administrative expenses of approximately $3.3 million and $4.8 million in increased other taxes compared to the same period in 2005. The change in operation and maintenance expense was favorably impacted by transition costs, a restructuring charge and a pension and other postretirement benefit charge totaling $8.4 million associated with the IBM agreement made in the comparable 2005 period.
Operating income for 2005 was $293.3 million, a decrease of $16.2 million from 2004. The decrease was the result of higher operating expenses of $44.7 million, net of $6.4 million in expenses associated with the operation of NOx equipment, which are fully offset in net revenues. The increase in operating expenses were partially offset by higher net revenues described above. The operation and maintenance expenses increase was due mainly to restructuring charges, including a pension and other post retirement benefit charge, and transition costs associated with outsourcing and the IBM service agreement which totaled $8.4 million, increased electric generating expense of $7.2 million and incremental MISO administrative expenses of $3.5 million. The increase in other tax expense was due mainly to the impact of a $25.1 million reduction in estimated property tax accruals recognized in 2004. Depreciation expense also increased approximately $8 million, of which $4.9 million was due to the operation of NOx equipment that is fully offset in revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

Year Ended December 31, (in millions)	2006	2005	2004

Net Revenues
Other revenue	$929.9	$1,031.8	$685.4
Less: Cost of products purchased, excluding depreciation and amortization	893.7	989.7	665.8

Net Revenues	36.2	42.1	19.6

Operating Expenses
Operation and maintenance	63.5	37.5	37.9
Depreciation and amortization	9.8	10.5	10.5
Gain on sale of assets	(1.2)	(0.6)	(2.7)
Other taxes	4.3	7.0	4.4

Total Operating Expenses	76.4	54.4	50.1

Operating Loss	$(40.2)	$(12.3)	$(30.5)

PEI Holdings, Inc.
Whiting Clean Energy. On December 18, 2006, Whiting Clean Energy and BP executed Amendment IV which materially amended the terms of the ESA under which Whiting Clean Energy provides steam to BP. The agreement specifies a planned termination of the ESA at the end of 2009, with options for BP to extend the term one additional year under renegotiated steam pricing. Whiting Clean Energy accrued $17.0 million in costs associated with contract termination terms under the agreement. In addition, Amendment IV provides BP an option, valid for 180 days from the Amendment’s effective date, for BP to purchase the facility free of liens for $100 million. Management believes it is unlikely that BP will exercise this option. The carrying amount of the Whiting Clean Energy facility is approximately $275 million.
Because of continued losses from Whiting Clean Energy and the amended terms of the agreement between Whiting Clean Energy and BP (discussed above), an impairment study was performed during 2006. Under the provisions of SFAS No. 144, an impairment loss shall be recognized only if the carrying amount of a long lived asset is not recoverable and exceeds its fair value. The test compares the carrying amount of the long lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The study indicated that no impairment charge was necessary.
The study includes many estimates and assumptions for the 35-year estimated useful life of the facility. Changes in these estimates and assumptions, such as electricity and natural gas forward prices and price volatility, impacts from the terms and options set forth under the definitive agreement with BP as discussed above, and utilization of the facility, could result in a situation where total undiscounted cash flows are less than the carrying value of the facility, which would result in a write-down that could be significant.
Lake Erie Land Company, Inc.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. In June 2006, the assets of the Sand Creek Golf Club, valued at $11.9 million, and additional properties were sold to a private real estate development group. An after-tax loss of $0.2 million was recorded in June 2006. As a result of the June 2006 transaction, property estimated to be sold to the private developer during the next twelve months has been recorded as assets held for sale.
NDC Douglas Properties
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. Two of these investments were disposed of during 2006 and three other investments are expected to be sold or disposed of during 2007. An impairment loss of $2.3 million was recorded in the first half of 2006, due to the current book value exceeding the estimated fair value of these investments. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations (continued)
Environmental Matters
Currently, various environmental matters impact the Other Operations segment. As of December 31, 2006, a reserve has been recorded to cover probable environmental response actions. Refer to Note 18-F, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Other Operations segment.
Net Revenues
For the year ended 2006, net operating revenues were $36.2 million, a decrease of $5.9 million from 2005. The decrease was mainly due to decreased revenues from the operation of the Whiting Clean Energy facility partially offset by increased commercial and industrial gas marketing revenues of $2.1 million.
For the year ended 2005, net operating revenues were $42.1 million, an increase of $22.5 million from 2004. The increase was primarily due to increased net revenues from Whiting Clean Energy and $7.4 million of increased revenues from commercial and industrial marketing customers.
Operating Loss
The Other Operations segment reported an operating loss of $40.2 million in 2006, an increased loss of $27.9 million from the 2005 period, due to increased losses associated with Whiting Clean Energy, including contract termination costs with BP of $17.0 million incurred in the fourth quarter of 2006, and increased scheduled maintenance costs of $7.2 million for Whiting Clean Energy, partially offset by a reduction in uncollectible accounts of $4.0 million and $2.1 million of increased revenues from commercial and industrial gas marketing.
The Other Operations segment reported an operating loss of $12.3 million in 2005 compared to an operating loss of $30.5 million in the 2004 period. This improvement is the result of decreased losses associated with Whiting Clean Energy and $7.4 million of increased revenues from commercial and industrial gas marketing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NiSource Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
DEFINED TERMS (continued)
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Atlantic Trading	Columbia Atlantic Trading Corporation
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Natural Resources	Columbia Natural Resources, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
IWC	Indianapolis Water Company
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
NDC Douglas Properties	NDC Douglas Properties, Inc.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Primary Energy	Primary Energy, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
AFUDC	Allowance for funds used during construction
Amendment IV	Definitive agreement executed between Whiting Clean Energy and BP
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
ARP	Alternative Regulatory Plan
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
DEFINED TERMS (continued)

CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
DOT	United States Department of Transportation
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
EITF No. 02-03	Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESA	Energy Sales Agreement
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 46R	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51”
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
FTRs	Financial Transmission Rights
GCIM	Gas Cost Incentive Mechanism
General Electric	General Electric International, Inc.
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
INGAA	Interstate Natural Gas Association of America
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
Mahonia	Mahonia II Limited
Mcf	Thousand cubic feet
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NEPA	National Environmental Policy Act
NOV	Notice of Violation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OPEB	Other Post-Employment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PBR	Performance based rate-making methodology
PCB	Polychlorinated biphenyls

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
DEFINED TERMS (continued)

Piedmont	Piedmont Natural Gas Company, Inc.
PPS	Price Protection Service
Private Power	Private Power, LLC
PUCO	Public Utilities Commission of Ohio
QPAI	Qualified production activities income
RCRA	Resource Conservation and Recovery Act
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SAB No. 108	Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”
SEC	Securities and Exchange Commission
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 101	Statement of Financial Accounting Standards 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71”
SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”
SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS No. 154	Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
SOP 98-1	Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”
Tcf	Trillion cubic feet
Triana	Triana Energy Holdings, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
DEFINED TERMS (continued)

VaR	Value-at-risk and instrument sensitivity to market factors
VSCC	Commonwealth of Virginia State Corporation Commission

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the accompanying consolidated balance sheets, statements of consolidated capitalization and long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 8. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As explained in Note 6 to the consolidated financial statements, effective December 31, 2005, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” As explained in Note 11 to the consolidated financial statements, effective December 31, 2006, the Company adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 28, 2007

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2006	2005	2004

Net Revenues
Gas Distribution	$4,189.3	$4,600.4	$3,801.8
Gas Transportation and Storage	1,033.2	1,000.0	1,013.4
Electric	1,299.2	1,248.6	1,121.0
Other	968.3	1,046.8	721.0

Gross Revenues	7,490.0	7,895.8	6,657.2
Cost of Sales (excluding depreciation and amortization)	4,365.4	4,749.2	3,609.7

Total Net Revenues	3,124.6	3,146.6	3,047.5

Operating Expenses
Operation and maintenance	1,389.5	1,326.5	1,200.5
Depreciation and amortization	549.2	544.2	506.9
Impairment and (gain) loss on sale of assets	4.1	22.2	(3.1)
Other taxes	289.5	301.3	265.2

Total Operating Expenses	2,232.3	2,194.2	1,969.5

Equity Earnings (Loss) in Unconsolidated Affiliates	(12.3)	0.2	—

Operating Income	880.0	952.6	1,078.0

Other Income (Deductions)
Interest expense, net	(387.4)	(420.1)	(401.1)
Dividend requirement on preferred stock of subsidiaries	(1.1)	(4.2)	(4.4)
Other, net	(6.5)	14.0	7.3
Loss on early extinguishment of long-term debt	—	(108.6)	(4.1)
Loss on early redemption of preferred stock	(0.7)	—	—

Total Other Income (Deductions)	(395.7)	(518.9)	(402.3)

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	484.3	433.7	675.7
Income Taxes	170.8	149.6	242.7

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	313.5	284.1	433.0

Income (Loss) from Discontinued Operations — net of taxes	(31.7)	(20.8)	3.3
Gain on Disposition of Discontinued Operations — net of taxes	—	43.5	—

Income Before Change in Accounting Principle	281.8	306.8	436.3

Cumulative Effect of Change in Accounting Principle — net of taxes	0.4	(0.3)	—

Net Income	$282.2	$306.5	$436.3

Basic Earnings Per Share ($)
Continuing operations	$1.15	$1.05	$1.64
Discontinued operations	(0.11)	0.08	0.01

Basic Earnings Per Share	$1.04	$1.13	$1.65

Diluted Earnings Per Share ($)
Continuing operations	$1.14	$1.04	$1.63
Discontinued operations	(0.11)	0.08	0.01

Diluted Earnings Per Share	$1.03	$1.12	$1.64

Dividends Declared Per Common Share	$0.92	$0.92	$0.92

Basic Average Common Shares Outstanding (millions)	272.6	271.3	263.7
Diluted Average Common Shares (millions)	273.4	273.0	265.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)	2006	2005

ASSETS
Property, Plant and Equipment
Utility Plant	$17,194.9	$16,684.4
Accumulated depreciation and amortization	(7,850.0)	(7,556.8)

Net utility plant	9,344.9	9,127.6

Other property, at cost, less accumulated depreciation	349.6	426.7

Net Property, Plant and Equipment	9,694.5	9,554.3

Investments and Other Assets
Assets of discontinued operations and assets held for sale	43.0	34.6
Unconsolidated affiliates	59.6	75.0
Other investments	116.1	114.2

Total Investments and Other Assets	218.7	223.8

Current Assets
Cash and cash equivalents	33.1	69.4
Restricted cash	142.5	33.9
Accounts receivable (less reserve of $42.1 and $67.9, respectively)	866.3	1,254.6
Gas inventory	550.5	526.9
Underrecovered gas and fuel costs	163.2	421.8
Materials and supplies, at average cost	89.0	72.0
Electric production fuel, at average cost	63.9	24.9
Price risk management assets	237.7	183.1
Exchange gas receivable	252.3	169.8
Regulatory assets	272.7	195.0
Prepayments and other	111.7	109.3

Total Current Assets	2,782.9	3,060.7

Other Assets
Price risk management assets	49.9	192.9
Regulatory assets	1,127.3	586.3
Goodwill	3,677.3	3,677.3
Intangible assets	435.7	495.8
Deferred charges and other	170.2	167.4

Total Other Assets	5,460.4	5,119.7

Total Assets	$18,156.5	$17,958.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
CONSOLIDATED BALANCE SHEETS (continued)

As of December 31, (in millions, except share amounts)	2006	2005

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholder’s Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 273,654,180 and 272,622,905 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in capital	3,998.3	3,969.4
Retained earnings	1,012.9	981.6
Accumulated other comprehensive income (loss)	20.9	(5.6)
Treasury stock	(21.2)	(15.1)

Total Common Stockholder’s Equity	5,013.6	4,933.0
Preferred stocks—Series without mandatory redemption provisions	—	81.1
Long-term debt, excluding amounts due within one year	5,146.2	5,271.2

Total Capitalization	10,159.8	10,285.3

Current Liabilities
Current portion of long-term debt	93.3	440.7
Short-term borrowings	1,193.0	898.0
Accounts payable	713.1	866.7
Dividends declared on common and preferred stocks	—	1.1
Customer deposits	108.4	101.9
Taxes accrued	196.0	217.5
Interest accrued	107.1	86.2
Overrecovered gas and fuel costs	126.7	25.8
Price risk management liabilities	259.4	72.3
Exchange gas payable	396.6	425.2
Deferred revenue	55.9	51.3
Regulatory liabilities	40.7	46.3
Accrued liability for postretirement and postemployment benefits	4.7	61.1
Other accruals	526.3	549.1

Total Current Liabilities	3,821.2	3,843.2

Other Liabilities and Deferred Credits
Price risk management liabilities	38.2	22.2
Deferred income taxes	1,553.7	1,591.9
Deferred investment tax credits	61.5	69.9
Deferred credits	119.3	81.1
Deferred revenue	21.9	60.4
Accrued liability for postretirement and postemployment benefits	799.5	511.0
Liabilities of discontinued operations and liabilities held for sale	11.9	—
Regulatory liabilities and other removal costs	1,253.8	1,196.2
Asset retirement obligations	131.6	119.8
Other noncurrent liabilities	184.1	177.5

Total Other Liabilities and Deferred Credits	4,175.5	3,830.0

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$18,156.5	$17,958.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2006	2005	2004

Operating Activities
Net income	$282.2	$306.5	$436.3
Adjustments to reconcile net income to net cash from continuing operations:
Loss on early redemption of preferred stock	0.7	—	—
Loss on early extinguishment of long-term debt	—	108.6	4.1
Depreciation and amortization	549.2	544.2	506.9
Net changes in price risk management assets and liabilities	(10.9)	(41.0)	16.3
Deferred income taxes and investment tax credits	(113.4)	(16.7)	97.5
Deferred revenue	(34.0)	(6.6)	(22.3)
Stock compensation expense	6.9	6.8	8.0
Loss (gain) on sale of assets	(1.1)	0.4	(3.1)
Loss on impairment of assets	5.2	21.8	—
Cumulative effect of change in accounting principle, net of taxes	(0.4)	0.3	—
Loss (income) from unconsolidated affiliates	8.4	(4.7)	(0.9)
Gain on disposition of discontinued operations	—	(43.5)	—
Loss (income) from discontinued operations	31.7	20.8	(3.3)
Amortization of discount/premium on debt	7.7	17.5	21.6
AFUDC Equity	(2.0)	(3.2)	(2.3)
Changes in assets and liabilities:
Accounts receivable	407.7	(358.9)	(92.0)
Inventories	(71.7)	(71.1)	(23.1)
Accounts payable	(176.4)	205.7	153.3
Customer deposits	6.4	9.7	6.7
Taxes accrued	53.4	21.3	(57.8)
Interest accrued	20.9	6.3	1.7
(Under) Overrecovered gas and fuel costs	359.5	(117.6)	(104.3)
Exchange gas receivable/payable	(111.2)	88.0	93.3
Other accruals	9.8	19.9	11.1
Prepayments and other current assets	(2.8)	(13.2)	4.2
Regulatory assets/liabilities	(36.4)	(45.7)	18.6
Postretirement and postemployment benefits	(45.4)	50.1	35.4
Deferred credits	8.7	6.7	(14.3)
Deferred charges and other noncurrent assets	(6.4)	(2.8)	(36.3)
Other noncurrent liabilities	5.1	20.1	(1.5)

Net Operating Activities from Continuing Operations	1,151.4	729.7	1,053.8
Net Operating Activities from or (used for) Discontinued Operations	4.8	(17.4)	2.1

Net Cash Flows from Operating Activities	1,156.2	712.3	1,055.9

Investing Activities
Capital expenditures	(637.4)	(590.4)	(517.0)
Proceeds from disposition of assets	21.6	7.5	7.1
Restricted cash	(114.3)	28.1	(33.5)
Other investing activities	(2.4)	(17.2)	(9.2)

Net Investing Activities used for Continuing Operations	(732.5)	(572.0)	(552.6)
Net Investing Activities used for Discontinued Operations	—	(0.1)	—

Net Cash Flows used for Investing Activities	(732.5)	(572.1)	(552.6)

Financing Activities
Issuance of long-term debt	—	1,907.9	450.0
Retirement of long-term debt	(438.7)	(2,372.5)	(486.6)
Premium on debt retirement	—	(14.2)	—
Change in short-term debt	296.4	590.4	(377.9)
Retirement of preferred stock	(81.6)	—	—
Issuance of common stock	21.9	40.0	160.8
Acquisition of treasury stock	(6.1)	(1.6)	(4.1)
Dividends paid — common stock	(251.9)	(250.3)	(243.1)

Net Cash Flows used for Financing Activities	(460.0)	(100.3)	(500.9)

Increase (Decrease) in cash and cash equivalents	(36.3)	39.9	2.4
Cash and cash equivalents at beginning of year	69.4	29.5	27.1

Cash and cash equivalents at end of period	$33.1	$69.4	$29.5

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$370.0	$404.5	$383.0
Interest capitalized	11.1	3.2	2.3
Cash paid for income taxes	288.2	101.4	184.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in millions, except shares outstanding and par value)	2006	2005

Total Common Stockholder’s Equity	$5,013.6	$4,933.0

Preferred Stocks, which are redeemable solely at option of issuer:
Northern Indiana Public Service Company—
Cumulative preferred stock—$100 par value—
4-1/4% series—209,035 shares outstanding	—	20.9
4-1/2% series—79,996 shares outstanding	—	8.0
4.22% series—106,198 shares outstanding	—	10.6
4.88% series—100,000 shares outstanding	—	10.0
7.44% series—41,890 shares outstanding	—	4.2
7.50% series—34,842 shares outstanding	—	3.5
Premium on preferred stock and other	—	0.3
Cumulative preferred stock—no par value—
Adjusted rate series A (stated value—$50 per share), 473,285 shares outstanding	—	23.6

Total Preferred Stocks — Series without mandatory redemption provisions	—	81.1

Long-term debt, excluding amounts due within one year	5,146.2	5,271.2

Total Capitalization	$10,159.8	$10,285.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2006	2005

Bay State Gas Company:
Medium-Term Notes —
Interest rates between 6.26% and 9.20% with a weighted average interest rate of 6.81% and maturities between June 6, 2011 and February 15, 2028	48.5	48.5
Northern Utilities:
Medium-Term Note—Interest rate of 6.93% and maturity of September 1, 2010	2.5	3.3

Total long-term debt of Bay State Gas Company	51.0	51.8

Columbia Energy Group:
Subsidiary debt — Capital lease obligations	1.5	1.8

Total long-term debt of Columbia Energy Group	1.5	1.8

PEI Holdings, Inc.:
Long-Term Notes —
Whiting Clean Energy, Inc. —
Interest rates between 6.73% and 8.58% with a weighted average interest rate of 8.30% and maturity of June 20, 2011	292.1	295.5

Total long-term debt of PEI Holdings, Inc.	292.1	295.5

NiSource Capital Markets, Inc:
Senior Notes — 6.78%, due December 1, 2027	75.0	75.0
Medium-term notes —
Issued at interest rates between 7.72% and 7.99%, with a weighted average interest rate of 7.90% and various maturities between April 16, 2008 and May 5, 2027	121.0	150.0

Total long-term debt of NiSource Capital Markets, Inc.	196.0	225.0

NiSource Corporate Services, Inc.
Capital lease obligations —
Interest rate of 5.586% and various maturities between October 31, 2009 and December 31, 2009	5.1	6.4

Total long-term debt of NiSource Corporate Services, Inc.	5.1	6.4

NiSource Development Company, Inc.:
NDC Douglas Properties, Inc. — Notes Payable —
Interest rates between 5.330% and 8.385% with a weighted average interest rate of 7.14% and various maturities between June 1, 2013 and June 1, 2035	13.4	35.8

Total long-term debt of NiSource Development Company, Inc.	13.4	35.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT (continued)

As of December 31, (in millions)	2006	2005

NiSource Finance Corp.:
Long-Term Notes —
7-7/8% — due November 15, 2010	1,000.0	1,000.0
Senior Unsecured Notes — 6.15%, due March 1, 2013	345.0	345.0
Floating Rate Notes — 5.94% at December 31, 2006, due November 23, 2009	450.0	450.0
5.21% — due November 28, 2012	315.0	315.0
5.40% — due July 15, 2014	500.0	500.0
5.36% — due November 28, 2015	230.0	230.0
5.41% — due November 28, 2016	90.0	90.0
5.25% — due September 15, 2017	450.0	450.0
5.45% — due September 15, 2020	550.0	550.0
5.89% — due November 28, 2025	265.0	265.0
Fair value adjustment of notes for interest rate swap agreements	(27.3)	(12.2)
Unamortized premium and discount on long-term debt	(22.7)	(25.9)

Total long-term debt of NiSource Finance Corp, Inc.	4,145.0	4,156.9

Northern Indiana Public Service Company:
Pollution control bonds —
Issued at interest rates between 3.50% and 3.75%, with a weighted average interest rate of 3.66% and various maturities between August 1, 2010 and April 1, 2019	254.0	278.0
Medium-term notes —
Issued at interest rates between 6.73% and 7.69%, with a weighted average interest rate of 7.35% and various maturities between July 8, 2008 and August 4, 2027	189.2	221.2
Unamortized discount on long-term debt	(1.1)	(1.2)

Total long-term debt of Northern Indiana Public Service Company	442.1	498.0

Total long-term debt, excluding amount due within one year	$5,146.2	$5,271.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			ADDITIONAL		ACCUM
	COMMON	TREASURY	PAID-IN	RETAINED	OTHER COMP		COMP
(in millions)	STOCK	STOCK	CAPITAL	EARNINGS	INCOME/(LOSS)	TOTAL	INCOME

Balance January 1, 2004	$2.6	$(9.4)	$3,752.4	$731.3	$(61.0)	$4,415.9

Comprehensive Income:
Net Income				436.3		436.3	$436.3
Other comprehensive income, net of tax:
Gain on available for sale securities:
Unrealized (a)					2.2	2.2	2.2
Gain on foreign currency translation:
Unrealized					0.7	0.7	0.7
Net unrealized gains on derivatives qualifying as cash flow hedges (b)					1.5	1.5	1.5
Unrecognized Pension Benefit and OPEB Costs (c )					5.2	5.2	5.2

Total comprehensive income							$445.9
Dividends:
Common stock				(242.3)		(242.3)
Treasury stock acquired		(4.1)				(4.1)
Issued:
Common stock issuance	0.1		144.3			144.4
Employee stock purchase plan			0.7			0.7
Long-term incentive plan			20.0			20.0
Tax benefits of options, PIES and other			5.2	0.1		5.3
Amortization of unearned compensation			1.3			1.3

Balance December 31, 2004	$2.7	$(13.5)	$3,923.9	$925.4	$(51.4)	$4,787.1

Comprehensive Income:
Net Income				306.5		306.5	$306.5
Other comprehensive income, net of tax:
Gain on available for sale securities:
Unrealized (a)					0.1	0.1	0.1
Net unrealized gains on derivatives qualifying as cash flow hedges (b)					57.0	57.0	57.0
Unrecognized Pension Benefit and OPEB Costs (c )					(11.3)	(11.3)	(11.3)

Total comprehensive income							$352.3
Dividends:
Common stock				(250.3)		(250.3)
Treasury stock acquired		(1.6)				(1.6)
Issued:
Common stock issuance			0.3			0.3
Employee stock purchase plan			0.9			0.9
Long-term incentive plan			41.8			41.8
Tax benefits of options, PIES and other			(0.3)			(0.3)
Amortization of unearned compensation			2.8			2.8

Balance December 31, 2005	$2.7	$(15.1)	$3,969.4	$981.6	$(5.6)	$4,933.0

Comprehensive Income:
Net Income				282.2		282.2	$282.2
Other comprehensive income, net of tax:
Gain on available for sale securities:
Unrealized (a)					2.1	2.1	2.1
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(119.3)	(119.3)	(119.3)
Unrecognized Pension Benefit and OPEB Costs (c )					143.7	143.7	4.4

Total comprehensive income							$169.4
Dividends:
Common stock				(250.9)		(250.9)
Treasury stock acquired		(6.1)				(6.1)
Issued:
Employee stock purchase plan			0.8			0.8
Long-term incentive plan			23.5			23.5
Tax benefits of options and other			3.6			3.6
Amortization of unearned compensation			1.0			1.0

Balance December 31, 2006	$2.7	$(21.2)	$3,998.3	$1,012.9	$20.9	$5,013.6

(a)	Net unrealized gain/loss on available for sale securities, net of $1.4, $0.6 and $1.3 tax expense in 2006, 2005 and 2004, respectively.

(b)	Net unrealized gain/loss on derivatives qualifying as cash flow hedges, net of $65.4 tax benefit in 2006, $28.7 tax expense in 2005 and $0.3 tax benefit in 2004.

(c)	Unrecognized Pension Benefit and OPEB Costs recorded to accumulated other comprehensive income, net of $96.2 tax expense in 2006, $5.2 tax benefit in 2005 and $3.2 tax expense in 2004. For the year ended December 31, 2006, Unrecognized Pension Benefit and OPEB Costs recorded to comprehensive income was net of $3.0 million tax expense.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)

	Common	Treasury
Shares (in thousands)	Shares	Shares

Balance January 1, 2004	263,108	(478)

Treasury stock acquired		(190)
Issued:
Stock issuance	6,814	—
Employee stock purchase plan	35	—
Long-term incentive plan	1,337	—

Balance December 31, 2004	271,294	(668)

Treasury stock acquired		(73)
Issued:
Employee stock purchase plan	38	—
Long-term incentive plan	2,032	—

Balance December 31, 2005	273,364	(741)

Treasury stock acquired		(284)
Issued:
Employee stock purchase plan	37	—
Long-term incentive plan	1,278	—

Balance December 31, 2006	274,679	(1,025)

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
The consolidated financial statements include the accounts of NiSource and its majority-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. Except where noted above and in the event where NiSource has significant influence, investments with less than a 20% interest are accounted for under the cost method. NiSource also consolidates variable interest entities for which NiSource is the primary beneficiary as a result of the adoption in January 2003 of FIN No. 46R.
B. Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
C. Cash, Cash Equivalents, and Restricted Cash. NiSource considers all investments with original maturities of three months or less to be cash equivalents. NiSource reports amounts deposited in brokerage accounts for margin requirements as restricted cash. In addition, NiSource has amounts deposited in trust to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, which is classified as restricted cash and disclosed as an investing cash flow on the Statements of Consolidated Cash Flows.
Restricted cash was $142.5 million and $33.9 million for the years ended December 31, 2006 and 2005, respectively. The increase in restricted cash was due primarily to the decline in forward gas prices in the latter half of 2006 which resulted in increased margin deposits on open derivative contracts.
D. Accounts Receivable and Unbilled Revenue. Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending upon seasonality and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $250.2 million and $437.6 million for the years ended December 31, 2006 and 2005, respectively.
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
At December 31, 2006 and 2005, approximately $39 million of investments were pledged as collateral for trust accounts related to NiSource’s wholly owned insurance company.
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
Regulatory assets and liabilities were comprised of the following items:

At December 31, (in millions)	2006	2005

Assets
Reacquisition premium on debt	$19.9	$23.1
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1H)	28.6	32.8
Bailly scrubber carrying charges and deferred depreciation (see Note 1H)	1.5	2.4
Unrecognized pension benefit and OPEB cost (SFAS No. 158)	538.8	—
Retirement income plan costs	31.7	38.9
Other postretirement costs	122.0	137.0
Environmental costs	31.6	25.7
Regulatory effects of accounting for income taxes (see Note 1V)	169.1	153.0
Underrecovered gas and fuel costs	163.2	421.8
Depreciation (see Note 1H)	124.2	125.6
Uncollectible accounts receivable deferred for future recovery	53.7	49.1
Percentage of Income Plan	108.6	95.2
Asset retirement obligations (see Note 6)	32.1	26.2
Gas derivatives (SFAS No. 133 hedges)	62.6	—
Other	75.7	72.3

Total Assets	$1,563.3	$1,203.1

Liabilities
Overrecovered gas and fuel costs	126.7	25.8
Asset retirement obligations (see Note 6)	129.8	117.8
Cost of Removal (see Note 6)	1,168.0	1,101.5
Regulatory effects of accounting for income taxes	40.9	18.7
Transition capacity cost	59.8	66.2
Emissions allowances	13.3	10.9
Gas derivatives (SFAS No. 133 hedges)	0.8	22.7
Other	11.7	22.5

Total Liabilities	$1,551.0	$1,386.1

With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded amounts that would otherwise have been recorded to accumulated other comprehensive income to a regulatory asset account. Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
Regulatory assets of approximately $1,383.0 million are not presently included in rate base and consequently are not earning a return on investment. The regulatory assets covered by specific regulatory orders are being recovered as components of cost of service over a remaining life of up to 25 years. Regulatory assets of approximately $68.3 million require specific rate action.
G. Utility Plant and Other Property and Related Depreciation and Maintenance. Property, plant and equipment (principally utility plant) are stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.
For rate-regulated companies, an AFUDC is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service. The pre-tax rate for AFUDC was 5.5% in 2006, 2.5% in 2005, and 2.5% in 2004. Short-term borrowings were primarily used to fund construction efforts for all three years presented. The increase in the 2006 AFUDC rate, as compared with 2005, was due to higher short-term interest rates and an increase in the level of funding capital projects with long-term financing and equity.
The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Electric Operations	3.6%	3.5%	3.5%
Gas Distribution and Transmission Operations	2.8%	2.9%	2.9%

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
In the Columbia of Ohio 1999 rate agreement, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period January 1, 1999 through December 31, 2004. The revised depreciation rates were lower than those which would have been utilized if Columbia of Ohio were not subject to regulation and, accordingly, a regulatory asset had been established for the difference. The amount of depreciation that would have been recorded for 2004 had Columbia of Ohio not been subject to rate regulation is $36.4 million.
In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. Accordingly, the accumulated regulatory asset balance of $131.7 million through December 31, 2004 has been reduced in 2005 and 2006. The amount of depreciation that would have been recorded for 2005 had Columbia of Ohio not been subject to rate regulation is $35.2 million, a $6.1 million decrease over the $41.3 million reflected in rates. The amount of depreciation that would have been recorded for 2006 had Columbia of Ohio not been subject to rate regulation is $34.9 million, a $6.0 million decrease over the $40.9 million reflected in rates. Consequently, the regulatory asset was $119.6 million as of December 31, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
I. Amortization of Software Costs. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with SOP 98-1. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. NiSource amortized $20.6 million in 2006, $28.3 million in 2005 and $35.0 million in 2004 related to software costs.
J. Goodwill and Intangible Assets. NiSource has approximately $4.1 billion in goodwill and other intangible assets. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition. In addition, NiSource has other intangible assets consisting primarily of franchise rights apart from goodwill that were identified as part of the purchase price allocations associated with the acquisitions of Bay State, Northern Utilities, which is a subsidiary of Bay State, and Granite, all of which are wholly owned subsidiaries of NiSource, which are being amortized over forty years from the date of acquisition. NiSource accounts for its intangible assets, including goodwill, in accordance with SFAS No. 142. Refer to Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
K. Long-lived Assets. NiSource’s Consolidated Balance Sheets contains significant long-lived assets other than goodwill and intangible assets discussed above which are not subject to recovery under SFAS No. 71. As a result, NiSource assesses the carrying amount and potential earnings of these assets whenever events or changes in circumstances indicate that the carrying value could be impaired as per SFAS No. 144.
PEI’s Whiting Clean Energy project at BP’s Whiting, Indiana refinery was placed in service in 2002. Because of continued losses from Whiting Clean Energy and the amended terms of the agreement between Whiting Clean Energy and BP (discussed below), an impairment study was performed during 2006. Under the provisions of SFAS No. 144, an impairment loss shall be recognized only if the carrying amount of a long lived asset is not recoverable and exceeds its fair value. The test compares the carrying amount of the long lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The study indicated that no impairment was necessary.
On December 18, 2006, Whiting Clean Energy and BP executed Amendment IV which materially amended the terms of the ESA under which Whiting Clean Energy provides steam to BP. The agreement specifies a planned termination of the ESA at the end of 2009, with options for BP to extend the term one additional year under renegotiated steam pricing. Whiting Clean Energy accrued $17.0 million in costs associated with contract termination terms under the agreement. In addition, Amendment IV provides BP an option, valid for 180 days from the Amendment’s effective date, for BP to purchase the facility free of liens for $100 million. Management believes it is unlikely that BP will exercise this option. The carrying amount of the Whiting Clean Energy facility is approximately $275 million.
In the second quarter of 2005, NiSource recognized a $10.9 million impairment for certain obsolete software systems due to the outsourcing initiative with IBM.
L. Revenue Recognition. With the exception of amounts recognized for energy trading activities, revenues are recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
M. Earnings Per Share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans.
The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2006	2005	2004

Denominator (thousands)
Basic average common shares outstanding	272,560	271,282	263,682
Dilutive potential common shares
Nonqualified stock options	115	359	162
Shares contingently issuable under employee stock plans	548	884	1,069
Shares restricted under employee stock plans	137	509	618

Diluted Average Common Shares	273,360	273,034	265,531

N. Estimated Rate Refunds. Certain rate-regulated subsidiaries collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings. No provisions are made when, in the opinion of management, the facts and circumstances preclude a reasonable estimate of the outcome.
O. Accounts Receivable Sales Program. NiSource enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying Consolidated Balance Sheets and as operating cash flows in the accompanying Statements of Consolidated Cash Flows. The costs of these programs, which are based upon the purchasers’ level of investment and borrowing costs, are charged to Other, net in the accompanying Statements of Consolidated Income.
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
R. Gas Inventory. Both the LIFO inventory methodology and the weighted average methodology are used to value natural gas in storage. The application of different methodologies is due to the acquisition of Bay State. Bay State uses the weighted average cost of gas method, as approved by state regulators, in setting its rates while both Northern Indiana and the Columbia subsidiaries use the LIFO methodology when setting rates in their respective jurisdictions. Inventory valued using LIFO was $471.5 million and $445.4 million at December 31, 2006, and 2005, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage at December 31, 2006 and December 31, 2005, exceeded the stated LIFO cost by $363.0 million and $922.4 million, respectively. Inventory valued using the weighted average methodology was $79.0 million at December 31, 2006 and $81.5 million at December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
S. Accounting for Exchange and Balancing Arrangements of Natural Gas. NiSource’s Gas Transmission and Storage and Gas Distribution Operations subsidiaries enter into balancing and exchange arrangements of natural gas as part of their operations and off-system sales programs. NiSource records a receivable or payable for their respective cumulative gas imbalances and for any gas borrowed or lent under an exchange agreement. These receivables and payables are recorded as “Exchange gas receivable” or “Exchange gas payable” on NiSource’s Consolidated Balance Sheets, as appropriate.
T. Accounting for Emissions Allowances. Northern Indiana has obtained SO2 and NOx emissions allowances from the EPA based upon its electric generation operations that the utility may sell, trade or hold for future use. Northern Indiana utilizes the inventory model in accounting for these emissions allowances, whereby these allowances were recognized at zero cost upon receipt from the EPA. The utility defers proceeds from the sale of certain allowances as regulatory liabilities to be applied for customer benefit. The sale of other allowances not used due to investments made by NiSource in pollution control assets and services are reflected in earnings in the period in which they occur and are included in net cash flows from operating activities in NiSource’s Statements of Consolidated Cash Flows.
U. Accounting for Risk Management and Energy Trading Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as normal under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.
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
Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is not expected to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates. When gains and losses are recognized in earnings, they are recognized in cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest-rate risk activities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
V. Income Taxes and Investment Tax Credits. NiSource records income taxes to recognize full interperiod tax allocations. Under the liability method, deferred income taxes are provided for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Previously recorded investment tax credits of the regulated subsidiaries were deferred and are being amortized over the life of the related properties to conform to regulatory policy.
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
NiSource files consolidated federal and state income tax returns with certain of its affiliated companies. NiSource and its subsidiaries are parties to a tax allocation agreement under which the consolidated tax is allocated among the members of the group in proportion to each member’s relative contribution to the group’s consolidated tax liability. In addition, the separate company tax benefits associated with NiSource’s tax losses, excluding tax benefits from interest expense on acquisition debt, are allocated to NiSource’s subsidiaries with separate return tax.
W. Environmental Expenditures. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and estimated site-specific costs where assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. The liability is adjusted as further information is discovered or circumstances change. The reserves for estimated environmental expenditures are recorded on the Consolidated Balance Sheets in “Other accruals” for short-term portions of these liabilities and “Other noncurrent liabilities” for the respective long-term portions of these liabilities. Rate-regulated subsidiaries applying SFAS No. 71 establish regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process.
In addition, Northern Indiana received approval from the IURC in 2003 to recover costs associated with environmental compliance programs for NOx pollution-reduction equipment at Northern Indiana’s generating stations. Refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for further information.
X. Excise Taxes. NiSource accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. NiSource accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to “Other taxes” expense.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans by requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, among other changes. In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158 requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of the plan assets and the benefit obligation. Based on the measurement of the various defined benefit

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
pension and other postretirement plans’ assets and benefit obligations at September 30, 2006, the pretax impact of adopting SFAS No. 158 decreased intangible assets by $46.5 million, decreased deferred charges and other assets by $1.1 million, increased regulatory assets by $538.8 million, increased accumulated other comprehensive income by $239.8 million and increased accrued liabilities for postretirement and postemployment benefits by $251.4 million. With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities that would otherwise have been recorded to accumulated other comprehensive income. In addition, NiSource recorded a reduction in deferred income taxes of approximately $96 million. NiSource will early adopt the SFAS No. 158 measurement date provisions in the first quarter of 2007 requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. Upon adopting the measurement date provisions of SFAS No. 158 in the first quarter of 2007, NiSource will decrease its accrued liabilities for postretirement and postemployment benefits by approximately $89 million and increase its deferred charges and other assets by approximately $9 million. In addition, 2007 expense for pension and postretirement benefits will reflect the updated measurement date valuations.
SAB No. 108 — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. In September 2006, the SEC issued SAB No. 108 to provide guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 became effective for periods ending after November 15, 2006. There were no impacts to NiSource’s consolidated financial statements as a result of the adoption of SAB No. 108.
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
When it adopted SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. Other than the requirement for expensing stock options, outstanding share-based awards will continue to be accounted for substantially as they are currently. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $5.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years. The following table illustrates the effect on net income and EPS as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for 2005 and 2004.

(in millions, except per share data)		2005	2004

Net Income
As reported		$306.5	$436.3
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	4.5	5.1

Less:	Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(10.7)	(11.5)

Pro forma		$300.3	$429.9

Earnings per share
Basic	— as reported	$1.13	$1.65
	— pro forma	1.11	1.63
Diluted	— as reported	1.12	1.64
	— pro forma	$1.10	$1.62

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
FIN 47 — Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005. NiSource adopted FIN 47 in the fourth quarter 2005. Refer to Note 6, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
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
FIN 48 — Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. When determining whether a tax position meets this 50% threshold, it is to be based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006. NiSource will adopt the provisions of FIN 48 in the first quarter of 2007. NiSource is currently reviewing the provisions of this interpretation to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements.
3. Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period that ended on December 31, 2006. As of December 31, 2006, 872 employees were terminated as a result of the agreement with IBM, of whom 554 became employees of IBM. During the year 2006, 194 employees were terminated, 10 of whom became employees of IBM. Adjustments to the restructuring liability were recorded mainly for changes in estimated expenses related to the outsourcing initiative, and are reflected in “Operation and maintenance” expense on the Statements of Consolidated Income.
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. As of December 31, 2006, the employment of 12 employees terminated as a result of the executive initiative, all of whom were terminated during 2006. In part, this reduction has come through anticipated attrition and consolidation of basic positions.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Mitchell Station in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees. As of December 31, 2006, 1,566 employees were terminated, of whom no employees were terminated during the year ended December 31, 2006. In the third quarter of 2006, an adjustment was made to the restructuring reserve for leased office space, reducing the reserve by $5.2 million as a result of the change in utilization of office space. This adjustment is reflected in “Operation and maintenance” expense on the Statements of Consolidated Income. Of the $3.8 million remaining restructuring liability from the Columbia merger and related initiatives, $3.5 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2005	Benefits Paid	Adjustments	December 31, 2006

Outsourcing initiative	$11.5	$(7.0)	$(2.4)	$2.1
Executive initiative	2.9	(2.5)	0.8	1.2
Columbia merger and related initiatives	10.1	(3.8)	(2.5)	3.8

Total	$24.5	$(13.3)	$(4.1)	$7.1

4. Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2006 were:

	NDC	NiSource	NiSource
	Douglas	Corporate	Development	Lake Erie	Columbia
(in millions)	Properties	Services	Company	Land	Transmission	Total

Assets of discontinued operations and held for sale
Property, plant and equipment, net	$10.4	$12.7	$1.8	$4.3	$12.4	$41.6
Other assets	1.2	—	—	0.2	—	1.4

Assets of discontinued operations and held for sale	11.6	12.7	1.8	4.5	12.4	43.0

Liabilities of discontinued operations and held for sale
Accounts payable	(0.4)	—	—	—	—	(0.4)
Debt	(10.0)	—	—	—	—	(10.0)
Other liabilities	(1.5)	—	—	—	—	(1.5)

Liabilities of discontinued operations and held for sale	$(11.9)	$—	$—	$—	$—	$(11.9)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2005 were:

		Columbia
(in millions)	Lake Erie Land	Transmission	Total

Assets of discontinued operations and held for sale
Property, plant and equipment, net	$16.3	$17.0	$33.3
Other assets	1.3	—	1.3

Assets of discontinued operations and held for sale	17.6	17.0	34.6

Liabilities of discontinued operations and held for sale
Other liabilities	—	—	—

Liabilities of discontinued operations and held for sale	$—	$—	$—

Assets classified as discontinued operations or held for sale are no longer depreciated.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. Two of these investments were disposed of during 2006 and three other investments are expected to be sold or disposed of during 2007. An impairment loss of $2.3 million was recorded in the first half of 2006, due to the current book value exceeding the estimated fair value of these investments. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations.
NiSource Corporate Services is in the process of selling its Marble Cliff facility. An impairment loss of $2.5 million was recognized in the first quarter of 2006 due to the current book value exceeding the estimated fair value of the facility. NiSource has accounted for this facility as assets held for sale. Additionally, in the third quarter of 2006 NiSource Corporate Services sold a corporate aircraft for its book value of $9.6 million. An impairment loss of $0.9 million was recognized for the corporate aircraft that was accounted for as assets held for sale in the second quarter of 2006.
NiSource Development Company is in the process of selling its Northern Indiana headquarters facility. NiSource has accounted for this facility as assets held for sale.
In March 2005, Lake Erie Land, wholly owned by NiSource, recognized a pre-tax impairment charge of $2.9 million related to the Sand Creek Golf Club property and began accounting for the operations of the golf club as discontinued operations. In June 2006, the assets of the Sand Creek Golf Club, valued at $11.9 million, and additional properties were sold to a private real estate development group. An after-tax loss of $0.2 million was recorded in June 2006. As a result of the June 2006 transaction, property estimated to be sold to the private developer during the next twelve months has been recorded as assets held for sale.
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. NiSource has accounted for the assets of these facilities as assets held for sale. On October 16, 2006, Columbia Transmission sold assets for net book value of $4.2 million, which were previously reported as assets held for sale. Based on discussion with the potential buyer, NiSource does not believe that it is likely to sell certain assets formerly held by Transcom that were valued at $6.1 million. These assets were written down to zero in June 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
Results from discontinued operations from NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land and adjustments for NiSource’s former exploration and production subsidiary, CER, Transcom, Primary Energy and water utilities are provided in the following table:

Year ended December 31, (in millions)	2006	2005	2004

Revenues from Discontinued Operations	$5.9	$8.1	$9.0

Loss from discontinued operations	(47.8)	(32.1)	(15.1)
Income tax benefit	(16.1)	(11.3)	(18.4)

Net Income (Loss) from Discontinued Operations	$(31.7)	$(20.8)	$3.3

The loss from discontinued operations in 2006 was primarily the result of an increase to legal reserves and the sale of certain low-income housing investments. The loss from discontinued operations in 2005 included changes to reserves for contingencies primarily related to CER and an impairment of assets related to Transcom.
5. Goodwill and Other Intangible Assets
NiSource’s goodwill assets at December 31, 2006 pertaining to the acquisition of Columbia on November 1, 2000, were $3,658.5 million. The goodwill balances at December 31, 2006 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
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
The results of the June 30, 2005 impairment test indicated that no impairment charge was required for the goodwill related to the purchase of Columbia or Northern Indiana Fuel and Light, and that an impairment charge of $10.9 million was required for goodwill related to the purchase of Kokomo Gas. This impairment charge was recorded in June 2005 and is reflected in operating expenses as an “Impairment and (gain) loss on sale of assets” on the Statements of Consolidated Income. Factors contributing to this charge were a reduction in the “regulatory earnings bank” and limitations on future operating income growth.
NiSource’s Intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisitions of Bay State, Northern Utilities, which is a subsidiary of Bay State, and Granite. These amounts were $435.7 million and $449.3 million, net of amortization of $109.7 million and $96.1 million, at December 31, 2006, and 2005, respectively, and are being amortized over forty years from the date of acquisition. NiSource had approximately $46.5 million of other intangible assets recorded at December 31, 2005 reflecting the additional minimum liability associated with the unrecognized service cost of the pension plans pursuant to SFAS No. 87.
6. Asset Retirement Obligations
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
Changes in NiSource’s liability for asset retirement obligations for the years 2006 and 2005 are presented in the table below:

(in millions)	2006	2005

Beginning Balance	$119.8	$9.3
Additions	6.6	110.0
Settlements	(3.7)	—
Accretion	8.9	0.5

Ending Balance	$131.6	$119.8

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
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Consolidated Balance Sheets.
For the twelve months ended December 31, 2006, NiSource accrued $8.9 million of accretion, of which $1.1 million was expensed and $7.8 million was recorded as a regulatory asset. For twelve months ended December 31, 2005, NiSource accrued $0.5 million of accretion, of which $0.3 million was expensed and $0.2 million was recorded as a regulatory asset.
7. Regulatory Matters
Gas Distribution Operations Related Matters
Significant Rate Developments. On February 1, 2007, Columbia of Kentucky filed a base rate case requesting an increase in rates of $12.6 million, or approximately 8%. Included in the filing is a request for approval of an accelerated main replacement cost recovery mechanism, in order to facilitate replacement of certain parts of Columbia of Kentucky’s natural gas distribution system. Also, included are proposals to help offset the effects of recent usage declines and increased customer attrition. Hearings are expected to be held in the second quarter of 2007, with new rates expected to be in effect by the third quarter.
On November 2, 2005, Columbia of Virginia filed an Application with the VSCC for approval of a PBR plan, which would freeze non-gas cost rates at their current levels for five years beginning January 1, 2006. The VSCC issued a Preliminary Order on November 9, 2005 that docketed the PBR plan and simultaneously initiated an investigation (“Investigation”) into the justness and reasonableness of Columbia of Virginia’s current rates, charges and terms and conditions of service. On December 12, 2006, Columbia of Virginia, VSCC Staff and all parties to the proceedings presented a comprehensive settlement resolving all issues in the proceedings. The Hearing Examiner recommended approval of the settlement in a report issued December 21, 2006 and the VSCC approved the settlement by Order issued December 28, 2006. Among other things, the settlement, which became effective January 1, 2007, establishes a PBR for a four-year period, freezing Columbia of Virginia’s non-gas rates at their current levels and setting up an earnings sharing mechanism and temporary rate credits during the PBR plan period, and contains a commitment by Columbia of Virginia to expand its system to continue to meet growth needs.

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
In mid 2006, Northern Indiana filed a petition which simplifies gas distribution rates, stabilizes revenues and provides for energy efficiency funding. Northern Indiana filed its detailed case in this proceeding in January 2007, based upon lengthy and detailed discussion with stakeholders. All parties requested and the IURC has granted an expedited schedule in this proceeding. Northern Indiana expects a final order in the cause in the second quarter of 2007.
Cost Recovery and Trackers. A significant portion of the distribution companies’ revenue is related to the recovery of gas costs, the review and recovery of which occurs via standard regulatory proceedings. All states require periodic review of actual gas procurement activity to determine prudence and to permit the recovery of prudently incurred costs related to the supply of gas for customers. NiSource distribution companies have historically been found prudent in the procurement of gas supplies to serve customers.
Certain operating costs of the NiSource distribution companies are significant, recurring in nature, and generally outside the control of the distribution companies. Some states allow the recovery of such costs via cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for the distribution companies to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include gas cost recovery adjustment mechanisms, tax riders, and bad debt recovery mechanisms. Gas Distribution Operations revenue is increased by the implementation and recovery of costs via such tracking mechanisms.
Comparability of Gas Distribution Operations line item operating results is impacted by these regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Increases in the expenses that are the subject of trackers result in a corresponding increase in net revenues and therefore have essentially no impact on total operating income results. Operating expenses increased by $50.5 million for expenses which are subject to such trackers and are therefore primarily offset by a corresponding increase to net revenues reflecting recovery of certain costs.
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO, and have been found to be prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these certain types of risers on its distribution system. Columbia of Ohio estimates that the cost to identify and replace the risers will approximate $200 million, and will be seeking approval to implement an infrastructure replacement program cost recovery mechanism.
Customer Usage. The NiSource distribution companies continue to experience declining usage by customers, due in large part to the sensitivity of sales to historically high commodity prices. A significant portion of the LDCs operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. Many of NiSource’s LDCs are evaluating mechanisms that would “de-couple” the recovery of fixed costs from throughput, and implement recovery mechanisms that more closely link the recovery of fixed costs with fixed charges. Each of the states that the NiSource LDCs operate in has different requirements regarding the procedure for establishing such changes.
Gas Transmission and Storage Operations Regulatory Matters
Significant FERC Developments. On June 30, 2005, the FERC issued the “Order on Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance was January 1, 2006 after

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
which all assessment costs have been recorded as operating expenses. Importantly, the rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. In November, 2005, the INGAA sought review of the matter before the U. S. Court of Appeals for the D.C. Circuit (INGAA V. FERC, No. 05-1426). Oral Argument was presented before the Court on January 16, 2007 and a ruling is currently pending.
On July 20, 2006, the FERC issued a declaratory order in response to a petition filed by Tennessee Gas Pipeline. The petition related to a Tennessee Gas Pipeline request to establish an interconnection with the Columbia Gulf operated portion of the Blue Water Pipeline system. Columbia Gulf has a long-standing practice of providing interconnections with other interstate pipelines only as long as there is an interconnection agreement in place that governs the rules of the interconnection. Among other things, these agreements help protect the integrity of Columbia Gulf’s system and the reliability of service to its customers. The FERC ruled that Tennessee Gas Pipeline’s interconnection request should be governed by the existing Blue Water Pipeline Operating Agreement between Columbia Gulf and Tennessee Gas Pipeline. Columbia Gulf constructed the necessary taps and Tennessee Gas Pipeline then completed its portion of the interconnection facilities. The interconnection was ready to flow gas on October 1, 2006. On December 29, 2006, Columbia Gulf filed in the D.C. Circuit Court of Appeals a Petition for Review of the Commission’s July 20, 2006 order and a subsequent order denying Columbia Gulf’s Request for Rehearing.
In the declaratory order, the FERC also referred the matter to the Office of Enforcement to determine if there should be any action taken against Columbia Gulf for failing to comply with prior orders that directed Columbia Gulf to allow Tennessee Gas Pipeline to make an interconnection. While disappointed with the FERC’s referral of this matter to the Office of Enforcement, Columbia Gulf has cooperated with the Office of Enforcement’s investigation. Columbia Gulf expects the staff will complete its investigation in the near future, but is unable to predict the outcome at this time.
Proposed Millennium Pipeline Project. Millennium received FERC approval for a pipeline project, in which Columbia Transmission is participating and will serve as operator, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin Gas Transmission Co. at Ramapo, New York.
The certificate order approved the project costs related to the construction and development of the Millennium project as described above. The order also approved the vacating of portions of the original September 2002 Millennium certificate that related to other facilities.
The Millennium owners no longer believe the recovery of the capitalized costs related to the vacated portions of the project is probable. Therefore, Millennium has fully reserved the capitalized costs related to the development of the vacated portions. NiSource’s Gas Transmission and Storage Operations segment recorded a $13 million charge reflecting its share of Millennium’s reserve during the fourth quarter of 2006.
Hardy Storage Project. Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received favorable orders on November 1, 2005. On October 26, 2006, Hardy Storage filed an application seeking to amend the November 1, 2005 order to revise the initial rates and estimated costs for the project pursuant to executed settlement agreements with Hardy Storage’s customers. The amendment application is uncontested and Hardy Storage has requested expedited FERC action on the filing by February 28, 2007.
Electric Operations Regulatory Matters
Significant Rate Developments. To settle a proceeding regarding Northern Indiana’s request to recover intermediate dispatchable power costs, Northern Indiana has agreed to file an electric base rate case on or before July 1, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The credits will continue beyond the minimum period at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates subsequent to the minimum period. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $50.9 million and $58.5 million were recognized for electric customers for the years ended December 31, 2006 and December 31, 2005, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding the administrative fees and non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During 2006 the administrative fees totaled $5.5 million. Of this amount, $3.0 million was expensed and $2.5 million was deferred. Non-fuel costs were $12.8 million in 2006, of which $11.5 million was expensed and $1.3 million was deferred. On May 4, 2006, the IURC issued a final order authorizing the categorization of certain types of MISO charges as fuel-related and therefore recoverable through the FAC mechanism. As a result of this order Northern Indiana realized an increase in net revenues of $7.9 million.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to April 1, 2005. Although the amount of resettlements applicable to Northern Indiana cannot be quantified at this time, it is not expected to be material.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a standard, quarterly, “summary” regulatory proceeding in Indiana (FAC). Northern Indiana has historically been found prudent in the procurement of fuel and purchased power.
In July 2006, the IURC issued an order creating a sub-docket in FAC 71 based upon a motion by interveners, the Industrial Group and La Porte County. The motion requested an investigation into Northern Indiana’s generation and purchases practices that could not be fully considered in a summary proceeding. The sub-docket will also address concerns raised by the OUCC related to the reasonableness of recovering financial hedging transactions within the FAC. Subsequently, the IURC has approved FAC 72 and FAC 73 subject to the sub-docket in FAC 71. Amounts collected pursuant to FAC 71, 72 and 73 are subject to refund based upon the final order in the sub-docket.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 13, 2006, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $312.8 million. On March 29, 2006 the IURC approved EER-3 for operating expenses of $18.3 million through December 31, 2005. On September 28, 2006 the IURC approved ECR-8 for capital expenditure (net of accumulated depreciation) of $226.8 million. Northern Indiana filed ECR-9 and EER-4 on February 7, 2007 for net capital expenditures of $222.2 million and $14.1 million in operating expenses.
On December 8, 2006, Northern Indiana filed a petition requesting a certificate of public convenience and necessity for clean coal technology projects, to address the first phase of CAIR and CAMR. The request included initiating ongoing review of the construction of the projects; finding that the projects constitute “qualified pollution control property” and are eligible for the rate-making treatment; finding that the projects constitute “clean coal and energy projects” and finding that the projects are

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
reasonable and necessary and therefore eligible for the financial incentives; approving accounting, rate-making treatment, cost recovery and other relief in connection with Northern Indiana’s clean coal technology, qualified pollution control property and clean coal and energy projects. Testimony was filed in February 2007 requesting approval of $23 million of cost estimates for the projects.
Mitchell Station. In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana, with input from a broad based stakeholder group, is evaluating the appropriate course of action for the Mitchell Station facility in light of Northwest Indiana’s need for that property and the substantial costs associated with restarting the facility including the potential increase in level of environmental controls required.
8. Risk Management and Energy Trading Activities
NiSource uses commodity-based derivative financial instruments primarily to manage commodity price risk and interest rate risk exposure in its business as well as for commercial and industrial sales. NiSource is not involved in speculative energy trading activity. NiSource accounts for its derivatives in accordance with SFAS No. 133. Under SFAS No. 133, if certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction.
NiSource’s derivatives on the Consolidated Balance Sheets at December 31, 2006 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$236.6	$1.1	$237.7
Other assets	49.8	0.1	49.9

Total price risk management assets	$286.4	$1.2	$287.6

Price risk management liabilities
Current liabilities	$(202.8)	$(56.6)	$(259.4)
Other liabilities	(32.5)	(5.7)	(38.2)

Total price risk management liabilities	$(235.3)	$(62.3)	$(297.6)

NiSource’s derivatives on the Consolidated Balance Sheets at December 31, 2005 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$152.6	$30.5	$183.1
Other assets	185.5	7.4	192.9

Total price risk management assets	$338.1	$37.9	$376.0

Price risk management liabilities
Current liabilities	$(63.4)	$(8.9)	$(72.3)
Other liabilities	(22.2)	—	(22.2)

Total price risk management liabilities	$(85.6)	$(8.9)	$(94.5)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
The hedging activity for the years ended December 31, 2006 and 2005 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

(in millions, net of tax)	2006	2005

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$150.7	$93.7
Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	(117.4)	115.5
Reclassification adjustment for net gain included in net income	(1.9)	(58.5)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$31.4	$150.7

During 2006 and 2005, gains of $0.1 million and $0.4 million, net of taxes respectively, were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During year 2006 and 2005, NiSource reclassified no amounts related to its cash flow hedges from accumulated other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income of approximately $54.6 million, net of taxes.
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
As part of the new MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These rights protect Northern Indiana against congestion costs due to the new MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. Additionally, Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of their cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of there derivatives.

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
For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania, Columbia of Virginia and Columbia of Maryland (collectively, the “Columbia LDCs”) have the opportunity to enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. The remaining change is recognized currently in earnings.
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
Commodity price risk programs included in price risk assets and liabilities:

	December 31, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas price volatility program derivatives	$—	$(58.9)	$35.7	$—
PPS program derivatives	0.7	(7.3)	1.8	(2.5)
DependaBill program derivatives	0.3	(2.4)	1.6	—
MISO FTR program derivatives	0.7	(1.6)	2.2	(0.4)
Regulatory incentive program derivatives	0.5	(1.8)	—	(8.5)
Forward purchase agreements derivatives	110.0	—	226.7	—

Total commodity price risk programs included	$112.2	$(72.0)	$268.0	$(11.4)

Interest Rate Risk Activities. Contemporaneously with the pricing of the 5.25% and 5.45% notes issued September 16, 2005, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized as an increase to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively.
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
Interest rate risk activities programs included in price risk management assets and liabilities:

	December 31, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities

Interest rate swap derivatives	$—	$(27.3)	$—	$(12.2)

Marketing, Trading and Other Activities. The remaining operations of TPC primarily involve commercial and industrial gas sales. TPC, on behalf of Whiting Clean Energy, has also entered into power and gas derivative contracts to manage commodity price risk associated with operating Whiting Clean Energy during 2006.
Marketing and power programs included in price risk management assets and liabilities:

	December 31, 2006		December 31, 2005
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas marketing program derivatives	$174.3	$(198.3)	$68.0	$(70.9)

Power volatility derivatives	1.1	—	—	—

Total marketing and power programs included	$175.4	$(198.3)	$68.0	$(70.9)

9. Variable Interest Entities and Equity Investments
A. Variable Interest Entities. On January 17, 2003, the FASB issued FIN 46R which required a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. A company that consolidates a variable interest entity is the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.
Beginning in the first quarter of 2004, NiSource has consolidated certain low income housing real estate investments per FIN 46R, from which NiSource derives certain tax benefits for its investment. As of December 31, 2006 and 2005, NiSource increased its long-term debt by approximately $13.5 million and $35.8 million, respectively, as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries.
B. Equity Investments. Certain investments of NiSource are accounted for under the equity method of accounting. Income and losses from Millennium and Hardy Storage are reflected in Equity Earnings (Loss) in Unconsolidated Affiliates on NiSource’s Statements of Consolidated Income. These investments are integral to the Gas Transmission and Storage Operations business. Income and losses from all other equity investments are reflected in Other, net (below Operating Income) on NiSource’s Statements of Consolidated Income. All investments shown as limited partnerships are limited partnership interests.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
The following is a list of NiSource’s equity investments at December 31, 2006:

		% of Voting
		Power or
Investee	Type of Investment	Interest Held

Chicago South Shore & South Bend Railroad Co.	General Partnership	40.0
House Investments — Midwest Corporate Tax Credit Fund, L.P.	Limited Partnership	12.2
Illinois Indiana Development Company, L.L.C.	LLC Membership	40.0
Millennium Pipeline Company, L.L.C.	LLC Membership	47.5
Nth Power Technologies Fund II, L.P.	Limited Partnership	4.2
Nth Power Technologies Fund II-A, L.P.	Limited Partnership	4.0
Nth Power Technologies Fund IV, L.P.	Limited Partnership	4.5
The Wellingshire Joint Venture	General Partnership	50.0
Hardy Storage Company, L.L.C.	LLC Membership	50.0

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
10. Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2006	2005	2004

Income Taxes
Current
Federal	$259.5	$136.3	$118.5
State	24.7	30.0	26.7

Total Current	284.2	166.3	145.2

Deferred
Federal	(85.4)	4.7	102.4
State	(19.6)	(13.0)	4.0

Total Deferred	(105.0)	(8.3)	106.4

Deferred Investment Credits	(8.4)	(8.4)	(8.9)

Income Taxes Included in Continuing Operations	$170.8	$149.6	$242.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2006		2005		2004

Book income from Continuing Operations before income taxes	$484.3		$433.7		$675.7
Tax expense at statutory federal income tax rate	169.5	35.0%	151.8	35.0%	236.5	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	3.3	0.7	11.0	2.5	19.9	2.9
Regulatory treatment of depreciation differences	8.6	1.8	5.2	1.2	4.5	0.7
Amortization of deferred investment tax credits	(8.4)	(1.7)	(8.4)	(1.9)	(8.9)	(1.3)
Low-income housing	(1.2)	(0.2)	(3.2)	(0.7)	(3.9)	(0.6)
Section 199 Electric Production Deduction	(0.9)	(0.2)	(1.9)	(0.4)	—	—
Tax accrual adjustments and other, net	(0.1)	(0.1)	(4.9)	(1.2)	(5.4)	(0.8)

Income Taxes from Continuing Operations	$170.8	35.3%	$149.6	34.5%	$242.7	35.9%

The effective income tax rates were 35.3%, 34.5%, and 35.9% in 2006, 2005 and 2004, respectively. The overall effective tax rate increase in 2006 versus 2005 was due to favorable state and federal income tax adjustments recorded in 2005 (discussed below) and a reduction in the electric production deduction and low income housing credits from those recorded in 2005. The increase was partially offset by a lower effective state income tax rate in 2006 due to a reduction in deferred state income tax liabilities.
The 1.4% decrease in the effective tax rate from 2004 to 2005 is due to the impact of the tax benefit associated with the electric production deduction (discussed below), an adjustment to deferred taxes at Northern Indiana related to a reduction in deferred income tax requirements and a reduction in deferred state income tax liabilities resulting from a revised estimate of consolidated state income tax apportionment factors. Offsetting these reductions is an increase in the effective tax rate associated with the non-deductible goodwill impairment charge recorded at Kokomo Gas and increased taxes related to Ohio income tax law changes enacted on June 30, 2005.
The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana and Whiting Clean Energy’s electric production activities qualify for this deduction. The deduction is equal to 3% of QPAI for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter. The tax benefit for the Section 199 domestic production activities deduction claimed in NiSource’s 2005 consolidated federal income tax return was $0.9 million and is estimated to be $0.9 million for 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2006	2005

Deferred tax liabilities
Accelerated depreciation and other property differences	$2,025.3	$2,050.0
Unrecovered gas and fuel costs	67.0	152.6
Other regulatory assets	561.5	293.6
SFAS No. 133 and price risk adjustments	10.0	82.4
Premiums and discounts associated with long-term debt	16.0	16.8

Total Deferred Tax Liabilities	2,679.8	2,595.4

Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(86.4)	(127.8)
Cost of removal	(478.2)	(452.0)
Pension and other postretirement/postemployment benefits	(359.7)	(228.7)
Environmental liabilities	(26.5)	(15.3)
Other accrued liabilities	(88.8)	(65.2)
Other, net	(47.2)	(17.4)

Total Deferred Tax Assets	(1,086.8)	(906.4)

Less: Deferred income taxes related to current assets and liabilities	39.3	97.1

Non-Current Deferred Tax Liability	$1,553.7	$1,591.9

Included under Other, net in the table above, are state income tax net operating loss benefits of $14.2 million and $15.8 million, as of December 31, 2006 and December 31, 2005. This tax loss carryforward expires after tax year 2009. NiSource anticipates it will ultimately realize $3.8 million and $5.2 million of these benefits as of December 31, 2006 and December 31, 2005, respectively, prior to their expiration. As such, a valuation allowance of $10.4 million and $10.6 million, as of December 31, 2006 and December 31, 2005, respectively, has been recorded.
11. Pension and Other Postretirement Benefits
NiSource provides defined contribution plans and noncontributory defined benefit retirement plans that cover its employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, NiSource provides health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for NiSource. The expected cost of such benefits is accrued during the employees’ years of service. Current rates of rate-regulated companies include postretirement benefit costs, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts. As of December 31, 2006, NiSource used September 30 as its measurement date for its pension and postretirement benefit plans.
In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158 requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of the plan assets and the benefit obligation. Based on the measurement of the various defined benefit pension and other postretirement plans’ assets and benefit obligations at September 30, 2006, the pretax impact of adopting SFAS No. 158 decreased intangible assets by $46.5 million, decreased deferred charges and other assets by $1.1 million, increased regulatory assets by $538.8 million, increased accumulated other comprehensive income by $239.8 million and increased accrued liabilities for postretirement and postemployment benefits by $251.4 million. With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities that would otherwise have been recorded to accumulated other comprehensive income. In addition, NiSource recorded a reduction in deferred income taxes of approximately $96 million. NiSource will early adopt the SFAS No. 158 measurement date provisions in the first quarter of 2007 requiring employers to measure plan

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
assets and benefit obligations as of the fiscal year-end. Upon adopting the measurement date provisions of SFAS No. 158 in the first quarter of 2007, NiSource will decrease its accrued liabilities for postretirement and postemployment benefits by approximately $89 million and increase its deferred charges and other assets by approximately $9 million. In addition, 2007 expense for pension and postretirement benefits will reflect the updated measurement date valuations.
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
The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:
Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Post Retirement Welfare Plan
Asset Category	Minimum	Maximum	Minimum	Maximum

Domestic Equities	35%	55%	40%	60%
International Equities	10%	20%	10%	20%
Fixed Income	15%	45%	15%	45%
Real Estate/Alternative Investments	0%	15%	0%	0%
Short-Term Investments	0%	10%	0%	10%

Pension Plan and Postretirement Plan Asset Mix at September 30, 2006:

	Defined Benefit		Post Retirement
(in millions)	Pension Assets	9/30/2006	Welfare Plan Assets	9/30/2006

Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets

Domestic Equities	$991.0	48.3%	$133.7	54.7%
International Equities	334.4	16.3%	37.8	15.4%
Fixed Income	593.6	28.9%	71.2	29.1%
Alternative Investments	122.4	6.0%	—	0.0%
Cash/Other	10.1	0.5%	1.9	0.8%

Total	$2,051.5	100.0%	$244.6	100.0%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
NiSource pension fund assets earned a return of 9.6% for the plan year ended September 30, 2006 and 14.7% for the plan year ended September 30, 2005. Also, the discount rate used to measure NiSource’s benefit obligation increased slightly to 5.85% from 5.5% the previous year. In accordance with SFAS No. 87, NiSource adjusted its minimum pension liability at September 30, 2006, decreasing its accrued liabilities for postretirement and postemployment benefits by approximately $15 million and decreasing its intangible assets by approximately $8 million, due in part to the growth in plan assets. However, due to the adoption of SFAS 158, NiSource increased its accrued liabilities for postretirement and postemployment benefits by $251.4 million in the fourth quarter of 2006. This increase in liability was due to the requirement to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a September 30, 2006 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2006	2005	2006	2005

Accumulated Benefit Obligation at End of Year	$2,167.0	$2,202.2	N/A	N/A

Change in benefit obligation (a)
Benefit obligation at beginning of year	$2,350.8	$2,215.0	$760.6	$720.1
Service cost	42.6	42.7	9.3	9.4
Interest cost	124.9	126.2	40.5	41.2
Plan participants’ contributions	—	—	4.0	3.6
Plan amendments	0.5	(26.0)	—	(4.5)
Settlement loss	0.1	0.1	—	—
Actuarial loss (gain)	(55.2)	159.9	10.0	43.3
Settlement payments	—	(1.3)	—	—
Curtailment gain	—	(18.4)	—	(2.7)
Special termination benefits	—	2.2	—	—
Benefits paid	(178.0)	(149.6)	(54.6)	(49.8)
Estimated benefits paid by incurred subsidy	—	—	0.6	—

Benefit obligation at end of year	$2,285.7	$2,350.8	$770.4	$760.6

Change in plan assets
Fair value of plan assets at beginning of year	$2,028.1	$1,910.6	$222.3	$191.6
Actual return on plan assets	185.4	265.6	19.6	26.6
Employer contributions	16.0	2.8	52.6	50.3
Plan participants’ contributions	—	—	4.0	3.6
Settlement payments	—	(1.3)	—	—
Benefits paid	(178.0)	(149.6)	(54.6)	(49.8)

Fair value of plan assets at end of year	$2,051.5	$2,028.1	$243.9	$222.3

Funded status	$(234.2)	$(322.7)	$(526.5)	$(538.3)
Contributions made after measurement date and before fiscal year end	0.8	0.7	11.3	12.3

Funded Status at end of year	$(233.4)	$(322.0)	$(515.2)	$(526.0)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$62.9	$18.7	$22.3
Current liabilities	(3.5)	—	(20.8)	(52.9)
Noncurrent liabilities	(229.9)	(203.7)	(513.1)	(278.1)

Net amount recognized at end of year (b)	$(233.4)	$(140.8)	$(515.2)	$(308.2)

Amounts recognized in accumulated other comprehensive income or regulatory asset (c)
Unrecognized transition asset obligation	$—	$—	$49.1	N/A
Unrecognized prior service cost	18.1	14.2	8.3	N/A
Unrecognized actuarial loss	354.2	266.3	149.8	N/A

	$372.3	$280.5	$207.2	N/A

(a)	The change in benefit obligation for Pension Benefits represents the change in Projected Benefit Obligation while the change in benefit obligation for Other Postretirement Benefits represents the change in Accumulated Postretirement Benefit Obligation.

(b)	Per the adoption of SFAS No. 158 NiSource recognized in its 2006 Consolidated Balance Sheets the underfunded and overfunded status of its various defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, which was significantly different than the requirements in 2005 before the adoption of SFAS No. 158.

(c)	NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded net regulatory assets of $538.8 million that would otherwise have been recorded to accumulated other comprehensive income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans. The medical cost trend for 2006 and 2005 was calculated based on a cost trend starting at 9.0% and decreasing over a few years to the 5.0% as listed here.

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005

Weighted-average assumptions as of September 30,
Discount rate assumption	5.85%	5.50%	5.85%	5.50%
Compensation growth rate assumption	4.0%	4.0%	—	—
Medical cost trend assumption	—	—	5.0%	5.0%
Assets earnings rate assumption	9.0%	9.0%	8.8%	8.8%

The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the company’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees.

		Other	Federal
	Pension	Postretirement	Subsidy
(in millions)	Benefits	Benefits	(Receipts)

Year(s)
2007	$145.2	$55.7	$(1.1)
2008	152.8	58.9	(1.6)
2009	158.8	61.8	(1.5)
2010	163.5	64.6	(1.8)
2011	172.2	66.7	(2.0)
2012-2016	976.4	327.6	(13.2)

The following table provides the components of the plans’ net periodic benefits cost for each of the three years:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2006	2005	2004	2006	2005	2004

Components of Net Periodic Benefit Cost
Service cost	$42.6	$42.7	$39.4	$9.3	$9.4	$8.6
Interest cost	124.9	126.2	127.0	40.5	41.2	39.1
Expected return on assets	(175.6)	(166.0)	(157.3)	(18.3)	(16.2)	(14.0)
Amortization of transitional obligation	—	—	—	8.1	9.4	11.5
Amortization of prior service cost	5.9	10.3	9.4	0.4	0.8	0.8
Recognized actuarial loss	18.2	18.9	18.1	6.1	4.5	2.2

Net Periodic Benefit Costs	16.0	32.1	36.6	46.1	49.1	48.2
Additional loss recognized due to:
Curtailment loss	—	5.4	—	—	10.7	—
Special termination benefits	—	2.2	—	—	—	—
Settlement loss	0.9	0.3	0.2	—	—	—

Total Net Periodic Benefits Cost	$16.9	$40.0	$36.8	$46.1	$59.8	$48.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
Based on a September 30 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost, and unrecognized transition obligation for the pension and other postretirement benefit plans that will be amortized into net periodic benefit cost during 2007 are $19.3 million, $6.1 million and $8.1 million, respectively. No amounts of NiSource’s pension or other postretirement plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2007.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
(in millions)	increase	decrease

Effect on service and interest components of net periodic cost	$3.8	$(3.5)
Effect on accumulated postretirement benefit obligation	52.6	(48.8)

12. Authorized Classes of Cumulative Preferred and Preference Stocks
NiSource has 20,000,000 authorized shares of Preferred with a $0.01 par value, of which 4,000,000 shares are designated Series A Junior Participating Preferred Shares.
On April 14, 2006, Northern Indiana redeemed all of its outstanding cumulative preferred stock, having a total redemption value of $81.6 million.
The authorized classes of par value and no par value cumulative preferred and preference stocks of Northern Indiana are as follows: 2,400,000 shares of Cumulative Preferred with a $100 par value; 3,000,000 shares of Cumulative Preferred with no par value; 2,000,000 shares of Cumulative Preference with a $50 par value; and 3,000,000 shares of Cumulative Preference with no par value.
13. Common Stock
As of December 31, 2006, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
A. Shareholder Rights Plan. NiSource had a Shareholder Rights Plan, pursuant to which one right accompanies each share of common stock. Each right, when exercisable, would initially entitle the holder to purchase from NiSource one one-hundredth of a share of Series A Junior Participating Preferred Stock, with $0.01 par value, at a price of $60 per one one-hundredth of a share. In certain circumstances, if an acquirer obtained 25% of NiSource’s outstanding shares, or merged into NiSource or merged NiSource into the acquirer, the rights would entitle the holders to purchase NiSource’s or the acquirer’s common shares for one-half of the market price.
On November 28, 2006, the NiSource Board adopted and approved the First Amendment to the Shareholder Rights Plan, dated November 1, 2000, which requires that a holder of a Right Certificate must exercise their rights by November 29, 2006. As a result of this amendment, no rights are eligible to be exercised after November 29, 2006.
B. Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $0.92 per share for the 2006, 2005 and 2004 years. At its January 5, 2007 meeting, the Board declared a quarterly common dividend of $0.23 per share, payable on February 20, 2007 to holders of record on January 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
14. Stock-Based Compensation
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
At the annual meeting of stockholders held on May 10, 2005, NiSource’s stockholders approved proposed amendments to the 1994 Plan. The amendments (i) increased the maximum number of shares of NiSource common stock that may be subject to awards from 21 million to 43 million and (ii) extended the period during which awards could be granted to May 10, 2015 and extended the term of the plan until all the awards have been satisfied by either issuance of stock or the payment of cash. At December 31, 2006, there were 26,205,407 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. If a participant’s employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. However, awards may vest upon death, disability, or upon a change of control or retirement. There were 10,000 restricted shares outstanding at December 31, 2006, which were not a part of the time accelerated restricted stock award plan described below.
NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. These awards of restricted stock or restricted stock units generally vest over a period of six years or, in the case of restricted stock units at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at the end of the third year. At December 31, 2006, NiSource had 813,726 awards outstanding which contain the time-accelerated provisions. The total shareholder return measures established for the 2003 and 2004 awards were not met, therefore these grants did not have an accelerated vesting period.
During 2006, NiSource did not provide incumbent executives additional grants of options, restricted or contingent shares. For 2007, the NiSource Board approved a grant of performance-based contingent shares, which are expected to be granted in March 2007.
The Amended and Restated Non-employee Director Stock Incentive Plan, which was approved by the Board and stockholders at the 2003 annual meeting, provides for the issuance of up to 500,000 shares of common stock to non-employee directors. The Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. Awards under the Plan are subject to immediate vesting in the event of the director’s death or disability, retirement at or after age 70, or a change in control of NiSource. If a director’s service on the Board is terminated for any reason other than retirement at or after age 70, death or disability, any awards of restricted stock, stock options or restricted stock units are forfeited. No stock options have been granted under the Non-employee Director Stock Incentive Plan. As of December 31, 2006, 89,860 restricted shares and 109,194 restricted stock units had been issued under the Plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant. Stock option transactions for the three years ended December 31, 2006 were as follows:

		Weighted Average
	Options	Option Price ($)

Outstanding at January 1, 2004	8,156,696	22.03
Granted	2,168,200	21.84
Exercised	(817,017)	18.88
Cancelled	(346,844)	24.17

Outstanding at December 31, 2004	9,161,035	22.18
Granted	2,908,378	22.62
Exercised	(1,897,206)	20.32
Cancelled	(223,824)	25.33

Outstanding at December 31, 2005	9,948,383	22.59
Granted	—	—
Exercised	(1,007,415)	21.11
Cancelled	(680,515)	23.44

Outstanding at December 31, 2006	8,260,453	22.69
Exercisable at December 31, 2006	8,260,453	22.69
Exercisable at December 31, 2005	7,040,005	22.58
Exercisable at December 31, 2004	7,043,835	22.29

The following table summarizes information on stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Exercise Price	Remaining Contractual	Number	Exercise Price
Prices Per Share ($)	Outstanding	Per Share ($)	Life in Years	Exercisable	Per Share ($)

17.53 - 20.45	1,170,961	19.64	4.0	1,170,961	19.64
20.46 - 23.37	5,052,898	22.12	5.2	5,052,898	22.12
23.38 - 26.29	1,709,594	25.21	3.3	1,709,594	25.21
26.30 - 29.22	327,000	29.22	1.4	327,000	29.22

	8,260,453	22.69	4.5	8,260,453	22.69

There were no stock appreciation rights outstanding at December 31, 2006.
No options were granted during the twelve months ended December 31, 2006. The fair value of each option granted during the years 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 4.1%. The weighted average fair value of the options granted during the years 2005 and 2004 were $3.34 and $4.77. The following assumptions were used:

	2005	2004

Expected Life (yrs.)	4.2	4.8
Interest Rate	3.5 - 3.6%	3.1-3.3%
Volatility	22.6%	33.3%

NiSource recognized stock-based employee compensation expense of $6.9 million and $6.8 million during the years of 2006 and 2005, respectively, as well as related tax benefits of $2.4 million and $2.3 million, respectively. There were no modifications to awards as a result of the adoption of SFAS 123R.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested awards amounted to $5.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.
15. Long-Term Debt
NiSource Finance is a wholly-owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the state of Indiana. NiSource Finance’s obligations are fully and unconditionally guaranteed by NiSource.
During 2006, NiSource funded the redemption of $434.4 million of long-term debt with cash from operations and an increase of short term borrowings. NiSource decided not to issue new long-term debt until the strategic and financial review is completed. The review is expected to be completed in early 2007.
During November 2006, NiSource redeemed $144.4 million of its senior debentures with an interest rate of 3.628%. Also during November 2006, NiSource Finance redeemed $250.0 million of its unsecured notes with an interest rate of 3.20%.
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
On November 15, 2005, NiSource Finance redeemed $900 million of its senior unsecured notes having an average interest rate of 7.625%.
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
Following are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2006. The long-term debt maturities shown below include capital lease obligations but exclude unamortized premium and discount on long-term debt, and exclude the debt of certain low-income housing real estate investments, as NiSource does not guarantee the long-term debt payment of these entities. Under the provisions of FIN No. 46R, the low-income housing real estate investments were required to be consolidated beginning in the first quarter of 2004.

Year Ending December 31, (in millions)

2007	$92.9
2008	36.2
2009	468.7
2010	1,015.2
2011	307.5
After	3,329.0

Total	$5,249.5

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.
Of NiSource’s long-term debt outstanding at December 31, 2006 $196.0 million was issued by NiSource’s affiliate, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Market’s obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow of cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Market’s creditors. The carrying value of the assets of NiSource, other than the assets of Northern Indiana, was $13.5 billion at December 31, 2006.
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
NiSource is subject to one financial covenant under both its five-year revolving credit facility and its new three-month revolving credit agreement. NiSource must maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2006, NiSource was in compliance with this financial covenant under both agreements.
NiSource is also subject to certain other covenants under the revolving credit facilities. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional asset basket equal to 5% of NiSource’s consolidated net tangible assets. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource’s assets to no more than 10% of its consolidated total assets. The revolving credit facilities also include a cross-default provision, which triggers an event of default under the credit facility in the event of any uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
16. Short-Term Borrowings
During July 2006, NiSource Finance amended its $1.25 billion five-year revolving credit facility increasing the aggregate commitment level to $1.5 billion, extending the termination date by one year to July 2011, and reduced the cost of borrowing. The amended facility will help maintain a reasonable cushion of short-term liquidity in anticipation of continuing volatile natural gas prices. During November 2006, NiSource Finance entered into a new $300 million three-month revolving credit agreement with Dresdner Kleinwort that expired February 15, 2007.
As of December 31, 2006, NiSource had $24.6 million of stand-by letters of credit outstanding under its five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.
Short-term borrowings were as follows:

At December 31, (in millions)	2006	2005

Credit facilities borrowings weighted average interest rate of 5.68% and 4.95% at December 31, 2006 and 2005, respectively	1,193.0	898.0

Total short-term borrowings	$1,193.0	$898.0

The increase in short term borrowings was primarily due to the redemption of long term debt during 2006. NiSource decided not to issue new long-term debt until the strategic and financial review is completed. The review is expected to be completed in early 2007.
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
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	2006	2006	2005	2005

Long-term investments	$66.5	$66.5	$73.1	$73.1
Long-term debt (including current portion)	5,239.5	5,291.9	5,711.9	5,885.8
Preferred stock (including current portion)	—	—	81.1	81.6

Sale of Trade Accounts Receivable. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The agreement, which had a scheduled expiration date of May 12, 2006, was extended for another year to May 11, 2007. The agreement was further amended on July 1, 2006 increasing the program limit from $300 million to $350 million and extending the expiration date to June 29, 2007. As of December 31, 2006, $184.3 million of accounts receivable had been sold by CORC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement under the term of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 21, 2007, and can be renewed if mutually agreed to by both parties. As of December 31, 2006, NRC had sold $189.7 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
NiSource’s accounts receivable programs qualify for sale accounting based upon the conditions met in SFAS No. 140. In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. The transferors do not retain any interest in the receivables under both agreements.
18. Other Commitments and Contingencies
A. Capital Expenditures and Other Investing Activities. NiSource expects that approximately $801.1 million will be expended for construction and other investment purposes during 2007.
B. Assets Under Lien. Substantially all of Columbia Transmission properties have been pledged to Columbia as security for debt owed by Columbia Transmission to Columbia. All of the debt that was secured by this lien has been paid and NiSource is in the process of having this lien released.
C. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at December 31, 2006 and the years in which they expire were:

(in millions)	Total	2007	2008	2009	2010	2011	After

Guarantees of subsidiaries debt	$4,717.1	$34.0	$8.6	$464.0	$1,004.3	$280.2	$2,926.0
Guarantees supporting energy commodity contracts of subsidiaries	634.4	549.3	47.3	36.6	—	—	1.2
Lines of credit	1,193.0	1,193.0	—	—	—	—	—
Letters of credit	81.9	28.0	53.9	—	—	—	—
Other guarantees	252.1	50.7	9.6	3.6	13.4	—	174.8

Total guarantees and indemnities	$6,878.5	$1,855.0	$119.4	$504.2	$1,017.7	$280.2	$3,102.0

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $4.7 billion of debt for various wholly owned subsidiaries including Whiting Leasing, NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
Guarantees Supporting Energy Commodity Contracts of Subsidiaries. NiSource has issued guarantees, which support up to approximately $634.4 million of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate commitment level to $1.5 billion and extending the termination date by one year to July 2011. During November 2006, NiSource Finance entered into a new $300 million three-month revolving credit agreement with Dresdner Kleinwort that expired February 15, 2007. At December 31, 2006, NiSource had $1,193.0 million in short-term borrowings outstanding under both of the credit facilities. Through the five-year revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $81.9 million for the benefit of third parties.
Other Guarantees or Obligations. On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of December 31, 2006, Hardy Storage borrowed $81.5 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.6 million related to the fair value of its guarantee securing payment for 50% of the $81.5 million borrowed.
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
NiSource has issued other guarantees supporting derivative related payments associated with interest rate swap agreements issued by NiSource Finance, operating leases for many of its subsidiaries and for other agreements entered into by its current and former subsidiaries.
D. Other Legal Proceedings. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource’s consolidated financial position.
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007 the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. The defendants have filed motions with the trial court challenging the award and a hearing on these motions is anticipated in March of 2007. Unless the trial court substantially revises the jury’s verdict, the defendants intend to appeal the judgment to the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. As of the end of 2006, NiSource increased its reserve for this matter based on the jury’s verdict, but did not reserve any amount with regard to the punitive damages portion of the verdict.
E. Income Tax Examinations. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on management’s estimate of the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. NiSource is a part of the IRS’s Large and Mid-Size Business program. As a result, each year’s federal income tax return is typically audited by the IRS. Years through 1998 have been audited and are settled and closed to further assessment. For years 1999 and 2000, NiSource disagreed with three adjustments proposed by the IRS and filed a protest of those issues with the IRS Appeals Division. The opening Appeals conference was held in March 2005 and negotiations were conducted throughout most of the remainder of 2005. While concessions were made by both NiSource and the IRS during the Appeals process, the parties were unable to reach agreement on the two most significant issues: deductibility of certain costs associated with the Columbia acquisition and deductions related to the abandonment of Wells LNG development costs at Granite State Gas. NiSource filed a petition with the Tax Court with respect to these two issues on July 18, 2006. Initial discussions with the IRS trial attorneys assigned to the case have begun. The audit of NiSource’s 2001 and 2002 federal income tax returns was completed on June 1, 2005. With the exception of carryover adjustments related to the two unagreed issues from the 1999-2000 audit discussed above, NiSource agreed with all proposed IRS adjustments and paid the resultant tax liability in 2005. The audit of tax years 2003 and 2004 started in September 2005 and is expected to be completed toward the end of the first quarter of 2007. Management believes that adequate reserves have been provided for the unresolved issues.
F. Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in the EPA’s Climate Leaders program and will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.
Gas Distribution Operations. Several Gas Distribution Operations subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws, as well as at MGP sites, which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution Operations subsidiaries may be required to share in the cost of cleanup of such sites. In addition, some Gas Distribution Operations subsidiaries have responsibility for corrective action under the RCRA for closure and cleanup costs associated with underground storage tanks, under the Toxic Substances Control Act for cleanup of PCBs, and for mercury releases. The final costs of cleanup have not yet been determined. As site investigations and cleanup proceed and as additional information becomes available reserves are adjusted.
A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors are the current or former owner. The program has identified up to 86 such sites and initial investigations have been conducted at 54 sites. Additional investigation activities have been completed or are in progress at 50 sites and remedial measures have been implemented or completed at 28 sites. This effort includes

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
the sites contained in the January 2004 agreement entered into by the IDEM, Northern Indiana, Kokomo Gas, and other Indiana utilities under the Indiana Voluntary Remediation Program. Only those site investigation, characterization and remediation costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5. As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the SEC’s SAB No. 92, SFAS No. 5 and SOP No. 96-1. As of December 31, 2006, a reserve of approximately $57.1 million has been recorded to cover probable environmental response actions for Gas Distribution Operations.
Gas Transmission and Storage Operations. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent. The program pursuant to the Administrative Order by Consent covers approximately 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at most of the 245 facilities. As of December 31, 2006, the remaining environmental liability recorded on the Consolidated Balance Sheets of Columbia Transmission was approximately $6.3 million.
Columbia Transmission and Columbia Gulf are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation of cleanup costs has yet to be determined. As site investigations and cleanups proceed and as additional information becomes available reserves will be adjusted.
Implementation of the fine particulate matter and ozone national ambient air quality standards may require imposition of additional controls on engines and turbines. On April 15, 2004, the EPA finalized the eight-hour ozone nonattainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from natural gas compressor stations. Also, on September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter. The final rule increased the stringency of the current fine particulate (PM2.5) standard, added a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter), and revoked the annual PM10 standards while retaining the 24-hour PM10 standards. The 24-hour primary and secondary standards for fine particulate were tightened from the previous level of 65 micrograms per cubic meter (µg/m3) to 35µg/m3 while the primary and secondary annual standards were kept at 15µg/m3. The annual PM10 standards of 50µg/m3 were revoked and the daily standards of 150µg/m3 were retained. State recommendations for designation of areas not meeting the new fine particle standards are due November 2007 with EPA designations by November 2009, effective in April 2010. SIPs detailing how states will reduce emissions to meet the NAAQS will be due three years later with attainment due by April 2015 with a possible five year extension to April 2020. These actions could require further reductions in NOx emissions from various emission sources in and near nonattainment areas, including reductions from Gas Transmission and Storage Operations. NiSource will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
On August 6, 2006, Columbia Gulf received final approval of the NOx SIP Call Compliance Plan from the state of Kentucky. This Plan will reduce NOx emissions by 950 tons per ozone season starting May 1, 2007. Currently Columbia Gulf anticipates installation of approximately $6 million to $8 million in NOx controls to achieve these reductions.
In October, 2006, the Ohio EPA released a preliminary NOx control rule covering the Cleveland non-attainment area. This could require additional controls at one or more compressor stations in the area. Columbia Transmission is currently working with Ohio EPA on rule development.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
In December 2006, the EPA released the final National Emissions Standard for Hazardous Air Pollutants for Oil and Natural Gas Production Facilities. Columbia Transmission is currently evaluating impacts to operations, but based on an initial review it does not appear to result in significant cost or operational impacts.
Electric Operations.
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction NOx reduction technology at each of its active generating stations and is currently in compliance with the NOx limits. In implementing the NOx compliance plan; Northern Indiana has expended approximately $256 million as of December 31, 2006. Actual costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.
Implementation of the fine particulate matter and ozone national ambient air quality standards may require imposition of additional controls on coal-fired boilers. On April 15, 2004, the EPA finalized the eight-hour ozone nonattainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from these boilers.
On September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter as described above under, “Gas Transmission and Storage Operations.” The new rules set forth in this standard could impact the emission control requirements for coal-fired boilers including Northern Indiana’s electric generating stations. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the impact, timing or cost of emission controls at this time.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern states, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. On March 15, 2006, the EPA signed three related rulemakings providing final regulatory decisions on implementing the CAIR. The EPA, in one of the rulings, denied several petitions for reconsideration of various aspects of the CAIR, including requests by Northern Indiana to reconsider SO2 and NOx allocations. The main rulemaking established federal implementation plans, or FIPs, for power plants to ensure that the emissions reductions required by the CAIR are achieved on schedule and provide criteria, whereby SIPs that meet a majority of the federal requirements or abbreviated SIPs could be approved if submitted by the states within six months of the September 2006 deadline. As an affected state, Indiana structured, and preliminarily adopted in June 2006, a draft rule to meet the EPA abbreviated CAIR SIP requirements and should therefore be eligible for a six-month extension of the submittal deadline. The Air Pollution Control Board adopted the final rules on November 1, 2006. The CAIR rules became effective in Indiana on February 25, 2007. In a petition filed with the IURC in December 2006, Northern Indiana provided plans for the first phase of the emission control construction required to address the Phase I CAIR requirements and a request for appropriate cost treatment and recovery. Northern Indiana’s plan includes the upgrade of existing emission controls on three generating units for an estimated cost of $23 million and anticipates that these expenses are recoverable. Northern Indiana will continue to closely monitor developments in this area and expects to install additional emission controls for the second phase of CAIR, but cannot accurately estimate the timing or cost of the emission controls at this time.
On May 31, 2006, the EPA took final action on petitions to reconsider two actions regarding the air pollutant Mercury: 1) its determination that regulation of electric utility steam generating units under section 112 of the Clean Air Act was neither necessary nor appropriate (the section 112 rule); and 2) the CAMR. Following the promulgation of the final section 112 rule, the EPA received two petitions for reconsideration. In response to the two petitions, the EPA agreed to reconsider certain aspects of the final section 112 rule. After considering the petitions and the information that was submitted during the public comment period, the EPA determined that its original rule was correct. Indiana is developing a rule to implement the EPA CAMR. An initial draft of IDEM’s proposed rule language was released for public comment in mid January of 2007 with a public hearing and

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
preliminary adoption scheduled for May. In related activity, the EPA initiated two measures as a CAMR backstop. In the first, on December 14, 2006, the EPA published a notice that several states, including Indiana, failed to submit their CAMR SIP by the November 17, 2006 deadline. Then on December 22, 2006, the EPA published a proposed federal plan (FIP) that would be applicable to the states identified in the December 14, 2006 notice to ensure CAMR emissions reductions are achieved on schedule. The proposed FIP rule also includes assurances the provisions will no longer apply upon EPA approval of the state plan. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
Local air quality has improved in three counties in which Northern Indiana generating assets are located. In recognition of this improvement in local air quality, the IDEM prepared petitions for submittal to the EPA seeking redesignation of the Indiana counties of Lake, Porter, and LaPorte to attainment of the eight-hour ozone NAAQS. The IDEM held public hearings in the second quarter of 2006 to satisfy the public notice requirements and subsequently submitted the petitions to the EPA. The petitions included EPA required technical and procedural information, as well as optional technical information, supporting the IDEM’s redesignation request and state plans to maintain the NAAQS upon the EPA redesignations, if granted. On October 2, 2006, the IDEM announced 2006 ozone season readings in these counties continued to meet air quality standards, reinforcing the supporting data included in the redesignation petitions. Upon promulgation of the EPA and subsequent IDEM regulations to implement the redesignations to attainment, new source review rules are expected to change from nonattainment new source review rules to prevention of significant deterioration while measures responsible for existing emission reductions would continue. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the outcome or timing of the approval of the petitions.
On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States by implementing state emission reduction rules. These amendments would apply to the eligible industrial facilities emitting air pollutants that reduce visibility. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, SO2 and particulate matter from coal-fired boilers including Northern Indiana’s electric generating stations, depending upon the outcome of multi-pollutant regulations. On July 6, 2005, the EPA finalized Regional Haze Regulations and guidelines that allow states that opt to participate in the CAIR cap-and-trade program to not require affected facilities to install, operate and maintain additional control equipment. In 2006, the EPA made additional clarifications addressing technical and procedural issues in October revisions to the rule and legal challenges to the earlier rules sought by industry and environmental petitioners were denied by the courts on December 12. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.
In late 1999 the EPA initiated a New Source Review enforcement action against several industries including the electric utility industry concerning rule interpretations that have been the subject of recent (prospective) reform regulations. Northern Indiana has received and responded to the EPA information requests on this subject, most recently in June 2002. The EPA issued a NOV to Northern Indiana on September 29, 2004, for alleged violations of the Clean Air Act and the SIP. Specifically, the NOV alleges that modifications were made to certain boiler units at the Michigan City, Schahfer, and Bailly Generating Stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana is unable, at this time, to predict the timing or outcome of this EPA action.
Water. The Great Lakes Water Quality Initiative program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana’s three electric generating stations located on Lake Michigan. The state of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. The NPDES water discharge permit for Michigan City Generating Station has been issued and became effective on April 1, 2006. Engineering studies have begun to determine specific compliance costs for this facility. The permit for the Bailly Generating Station was issued on June 26, 2006, and became effective on August 1, 2006. Northern Indiana has since appealed the Bailly Generating Station NPDES permit, due to an unacceptable internal outfall monitoring permit condition. Pending additional studies, the cost of complying with the permit requirements cannot be estimated at this time.
On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. On January 25, 2007, the Second Circuit in a court decision on the Phase II 316(b) rule, remanded for EPA reconsideration the options providing flexibility for meeting the requirements of the rule. Northern Indiana will closely monitor the EPA resolution of the court decision on the Phase II 316(b) rule to determine the compliance options for the Bailly Generating Station, the one remaining Northern Indiana generating station operating without using closed-cycle cooling.
Remediation. Northern Indiana is a potentially responsible party under the CERCLA and similar state laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, the Remedial Investigation and Feasibility Study have been submitted for EPA review. At the second site, Northern Indiana has entered into EPA Administrative Orders on Consent to perform an interim action, in conjunction with the landfill owner/operator, which includes providing a municipal water supply system for approximately 275 homes. Northern Indiana has also agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal. In addition, Northern Indiana has corrective action liability under the RCRA for three facilities that historically stored hazardous waste.
As of December 31, 2006, a reserve of approximately $3.6 million has been recorded to cover probable environmental response actions for Electric Operations. The ultimate liability in connection with these sites cannot be estimated at this time but could be significant.
On March 31, 2005, the EPA and Northern Indiana entered into an Administrative Order on Consent under the authority of Section 3008(h) of the RCRA for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. A reserve has been established to fund the required investigations and conduct interim measures at the facility. The final costs of cleanup have not yet been determined. As site investigations and cleanup proceed and as additional information becomes available reserves are adjusted.
On September 13, 2006, IDEM advised Northern Indiana that further investigation of historic releases from two previously removed underground storage tanks at the Schahfer Generating Station would need to be investigated. Northern Indiana is awaiting the results of an investigation that was initiated in late 2006 before assessing any associated liability.
Other Operations. NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations including those of propane operations, petroleum operations, and CER. The most significant environmental liability relates to former MGP sites whereas less significant liabilities are associated with former petroleum operations and former mercury metering stations. In regards to these sites NiSource affiliate Columbia Petroleum Corporation and five other companies received notice from the EPA on November 20, 2006 to enter into an order to investigate and remediate four parcels which included the Macungie Bulk Terminal once owned and operated by Columbia Petroleum Corporation for a limited duration. Negotiations with the EPA and other parties is underway
The ultimate liability in connection with these contamination sites will depend upon many factors including the extent of environmental response actions required, other potentially responsible parties and their financial viability, and indemnification from previous facility owners. Only those corrective action costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5 and consistent with SOP 96-1. As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. NiSource believes that any environmental response actions required at former operations, for which it is ultimately liable, will not have a material adverse effect on NiSource’s financial position.
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
As of December 31, 2006, a reserve of approximately $72.6 million has been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on many factors including currently enacted laws and regulations, existing technology and estimated site-specific costs whereby assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. NiSource’s estimated environmental remediation liability will be refined as events in the remediation process occur. Actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
G. Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $58.5 million in 2006, $54.7 million in 2005 and $62.4 million in 2004, and are primarily charged to operation and maintenance expense as incurred. Capital leases and related accumulated depreciation included in the Consolidated Balance Sheets were $4.2 million and $2.3 million at December 31, 2006, and $3.8 million and $1.9 million at December 31, 2005, respectively.
Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

	Operating	Capital
(in millions)	Leases	Leases

2007	$47.2	$2.1
2008	42.5	2.7
2009	33.6	2.9
2010	26.5	0.1
2011	21.8	0.1
After	52.1	0.8

Total future minimum payments	$223.7	$8.7

H. Purchase and Service Obligations. NiSource has entered into various purchase and service agreements whereby NiSource is contractually obligated to make certain minimum payments in future periods. NiSource’s purchase obligations are for the purchase of physical quantities of natural gas, electricity and coal. NiSource’s service agreements encompass a broad range of business support and maintenance functions which are generally described below.
NiSource’s subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent minimum quantities of these commodities NiSource is obligated to purchase at both fixed and variable prices.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2007 to 2026, require NiSource to pay fixed monthly charges.
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
NiSource’s other service obligations include agreements with certain rail companies, Pure Air and General Electric.
Northern Indiana has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2009.
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
Whiting Clean Energy has a service agreement with General Electric for certain operation and maintenance activities for its cogeneration facility located at BP’s Whiting , Indiana refinery for which certain minimum fees are required. The agreement extends through 2023. The agreement provides for a $10 million termination penalty to be paid by Whiting Clean Energy to General Electric to buy out or otherwise terminate the agreement.
The estimated aggregate amounts of minimum fixed payments at December 31, 2006, were:

	Energy Commodity	Pipeline Service	IBM Service	Other Service
(in millions)	Agreements	Agreements	Agreement	Agreements

2007	$511.6	$226.1	$163.3	$84.9
2008	252.7	193.3	164.8	80.4
2009	194.3	137.5	165.0	36.2
2010	68.4	111.0	167.1	28.4
2011	38.9	95.3	161.0	28.8
After	155.4	304.4	522.0	144.3

Total purchase and service obligations	$1,221.3	$1,067.6	$1,343.2	$403.0

19. Accumulated Other Comprehensive Income (Loss)
The following table displays the components of Accumulated Other Comprehensive Income (Loss).

Year Ended December 31, (in millions)	2006	2005

Other comprehensive income (loss), before tax:
Unrealized gains on securities	$3.9	$0.3
Tax (expense) on unrealized gains on securities	(1.7)	(0.3)
Unrealized gains on cash flow hedges	43.8	228.5
Tax (expense) on unrealized gains on cash flow hedges	(12.4)	(77.8)
Unrecognized pension benefit and OPEB costs	(20.2)	(260.1)
Tax benefit on unrecognized pension benefit and OPEB costs	7.5	103.8

Total Accumulated Other Comprehensive Income (Loss), net of taxes	$20.9	$(5.6)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)
20. Other, Net

Year Ended December 31, (in millions)	2006	2005	2004

Interest income	$8.8	$23.6	$9.3
Sales of accounts receivable	(20.1)	(12.5)	(5.1)
Miscellaneous	4.8	2.9	3.1

Total Other, net	$(6.5)	$14.0	$7.3

21. Interest Expense, Net

Year Ended December 31, (in millions)	2006	2005	2004

Interest on long-term debt	$350.5	$394.2	$371.9
Interest on short-term borrowings	33.4	4.2	6.8
Discount on prepayment transactions	7.7	17.6	21.6
Allowance for borrowed funds used and interest capitalized during construction	(11.1)	(3.2)	(2.3)
Other	6.9	7.3	3.1

Total Interest Expense, net	$387.4	$420.1	$401.1

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)

Year Ended December 31, (in millions)	2006	2005	2004

REVENUES
Gas Distribution Operations
Unaffiliated	$4,679.3	$5,098.1	$4,283.3
Intersegment	19.3	23.9	8.1

Total	4,698.6	5,122.0	4,291.4

Gas Transmission and Storage Operations
Unaffiliated	618.3	575.0	590.7
Intersegment	246.2	260.1	264.5

Total	864.5	835.1	855.2

Electric Operations
Unaffiliated	1,302.2	1,245.5	1,096.9
Intersegment	1.6	2.1	14.3

Total	1,303.8	1,247.6	1,111.2

Other Operations
Unaffiliated	890.9	974.3	660.1
Intersegment	39.0	57.5	25.3

Total	929.9	1,031.8	685.4

Adjustments and eliminations	(306.8)	(340.7)	(286.0)

Consolidated Revenues	$7,490.0	$7,895.8	$6,657.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued) NiSource Inc. Notes to Consolidated Financial Statements (continued)

Year Ended December 31, (in millions)	2006	2005	2004

Operating Income (Loss)
Gas Distribution Operations	$290.0	$368.2	$441.2
Gas Transmission and Storage Operations	340.8	344.4	363.1
Electric Operations	310.4	293.3	309.5
Other Operations	(40.2)	(12.3)	(30.5)
Corporate	(21.0)	(41.0)	(5.3)

Consolidated	$880.0	$952.6	$1,078.0

Depreciation and Amortization
Gas Distribution Operations	$231.4	$224.6	$194.6
Gas Transmission and Storage Operations	114.9	114.1	114.2
Electric Operations	187.3	185.9	178.1
Other Operations	9.8	10.5	10.5
Corporate	5.8	9.1	9.5

Consolidated	$549.2	$544.2	$506.9

Assets
Gas Distribution Operations	$6,933.9	$6,917.5	$6,332.2
Gas Transmission and Storage Operations	3,414.4	3,082.3	3,053.3
Electric Operations	3,429.5	3,189.0	3,114.2
Other Operations	1,606.5	1,683.5	1,467.7
Corporate	2,772.2	3,086.2	3,020.4

Consolidated	$18,156.5	$17,958.5	$16,987.8

Capital Expenditures (a)
Gas Distribution Operations	$283.4	$283.5	$226.7
Gas Transmission and Storage Operations	197.1	153.7	130.4
Electric Operations	151.2	132.8	159.5
Other Operations	3.4	6.2	(8.2)
Corporate	2.3	14.2	8.6

Consolidated	$637.4	$590.4	$517.0

(a)	Excludes investing activities in equity investments.

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

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2006
Gross revenues	$2,972.3	$1,311.7	$1,156.4	$2,049.6
Operating Income	367.6	132.7	136.5	243.2
Income from Continuing Operations	172.9	22.2	26.0	92.4
Results from Discontinued Operations — net of taxes	(0.4)	(1.2)	(0.2)	(29.9)
Change in Accounting — net of taxes	0.4	—	—	—
Net Income	172.9	21.0	25.8	62.5

Basic Earnings Per Share of Common Stock
Continuing Operations	0.63	0.08	0.10	0.34
Discontinued Operations	—	—	—	(0.11)

Basic Earnings (Loss) Per Share	$0.63	$0.08	$0.10	$0.23

Diluted Earnings Per Share of Common Stock
Continuing Operations	0.63	0.08	0.10	0.33
Discontinued Operations	—	—	—	(0.11)

Diluted Earnings (Loss) Per Share	$0.63	$0.08	$0.10	$0.22

2005
Gross revenues	$2,682.4	$1,355.5	$1,163.9	$2,694.0
Operating Income	437.7	119.8	92.5	302.6
Income from Continuing Operations	208.8	8.2	(5.8)	72.9
Results from Discontinued Operations — net of taxes	(2.5)	30.8	(1.0)	(4.6)
Change in Accounting — net of taxes	—	—	—	(0.3)
Net Income (Loss)	206.3	39.0	(6.8)	68.0
Basic Earnings Per Share of Common Stock
Continuing Operations	0.77	0.03	(0.02)	0.27
Discontinued Operations	(0.01)	0.12	(0.01)	(0.02)

Basic Earnings (Loss) Per Share	$0.76	$0.15	$(0.03)	$0.25

Diluted Earnings Per Share of Common Stock
Continuing Operations	0.77	0.03	(0.02)	0.27
Discontinued Operations	(0.01)	0.11	(0.01)	(0.02)

Diluted Earnings (Loss) Per Share	$0.76	$0.14	$(0.03)	$0.25

(a)	During the fouth quarter of 2006, NiSource recognized a pre-tax loss of $13.1 million on equity earnings (loss) in unconsolidated affiliates primarily related to Millennium.

(b)	During the fourth quarter of 2006, NiSource results include a $17.0 million accrual in conjunction with the BP contract revision.

(c)	The loss from discontinued operations in the fourth quarter of 2006 reflects an increase to legal reserves.

(d)	During the fourth quarter of 2005, Columbia redeemed its senior unsecured notes and recorded charges associated with the redemption of these securities totaling $108.6 million, which were recognized as a loss on early extinguishment of long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Balance Sheet

As of December 31, (in millions)	2006	2005

ASSETS
Investments and Other Assets:
Net assets of discontinued operations	$11.9	$12.0
Investments in subsidiary companies	8,706.0	8,676.9

Total Investments and Other Assets	8,717.9	8,688.9

Current Assets:
Cash and cash equivalents	2.9	2.5
Amounts receivable from subsidiaries	246.9	88.9
Other Current Assets	26.6	105.7

Total Current Assets	276.4	197.1

Other (principally notes receivable from associated companies)	65.5	51.1

TOTAL ASSETS	$9,059.8	$8,937.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$5,013.6	$4,933.0

Total Capitalization	5,013.6	4,933.0

Current Liabilities	263.4	287.2
Other (principally notes payable to associated companies)	3,782.8	3,716.9

TOTAL CAPITALIZATION AND LIABILITIES	$9,059.8	$8,937.1

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement of Income

Year Ended December 31, (in millions, except per share amounts)	2006	2005	2004

Equity in net earnings of subsidiaries	$447.3	$479.8	$569.9

Other income (deductions):
Administrative and general expenses	(24.9)	(27.3)	(17.1)
Loss on sale or impairment of assets	—	(8.1)	—
Interest income	11.3	2.1	1.4
Interest expense	(221.6)	(220.9)	(213.7)
Other, net	0.8	(87.2)	(2.4)

Total Other income (deductions)	(234.4)	(341.4)	(231.8)

Income from continuing operations before income taxes	212.9	138.4	338.1
Income taxes	(100.6)	(145.7)	(94.9)

Income from continuing operations	313.5	284.1	433.0

Income (Loss) from discontinued operations — net of taxes	(31.7)	(20.8)	3.3
Loss on Disposition of discontinued operations — net of taxes	—	43.5	—
Change in accounting — net of taxes	0.4	(0.3)	—

NET INCOME	$282.2	$306.5	$436.3

Average common shares outstanding (millions)	272.6	271.3	263.7
Diluted average common shares (millions)	273.4	273.0	265.5

Basic earnings per share
Continuing operations	$1.15	$1.05	$1.64
Discontinued Operations	(0.11)	0.08	0.01

Basic earnings per share	$1.04	$1.13	$1.65

Diluted earnings per share
Continuing operations	$1.14	$1.04	$1.63
Discontinued Operations	(0.11)	0.08	0.01

Diluted earnings per share	$1.03	$1.12	$1.64

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement of Cash Flows

Year Ended December 31, (in millions)	2006	2005	2004

Net cash provided in operating activities	$312.4	$229.5	$(129.6)

Cash flows provided by (used in) investing activities:
Construction work in progress	$—	$(0.1)	$(0.1)
Investments	(5.3)	3.6	(6.2)
Decrease in notes receivable from subsidiaries	(72.9)	(36.9)	—

Net cash provided by (used in) investing activities	(78.2)	(33.4)	(6.3)

Cash flows provided by (used in) financing activities:
Retirement of long-term debt	(144.4)	—	—
Issuance of common shares	21.9	40.0	160.8
Increase in notes payable to subsidiaries	146.7	15.9	222.2
Cash dividends paid on common shares	(251.9)	(250.3)	(243.1)
Acquisition of treasury shares	(6.1)	(1.6)	(4.1)

Net cash provided by (used in) financing activities	(233.8)	(196.0)	135.8

Net increase (decrease) in cash and cash equivalents	0.4	0.1	(0.1)
Cash and cash equivalents at beginning of year	2.5	2.4	2.5

Cash and cash equivalents at end of year	$2.9	$2.5	$2.4

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Notes to Condensed financial Statements
1.	Dividends from Subsidiaries
Cash dividends paid to NiSource by its consolidated subsidiaries were: $593.1 million, $471.5 million and $50.0 million in 2006, 2005 and 2004, respectively. In addition, NiSource received: $22.0 million, $3.4 million and $3.8 million in cash distributions from equity investments adjusted for investments sold in connection with discontinued operations in 2006, 2005 and 2004, respectively.
2.	Basis of Accounting Presentation
In the NiSource Inc. Statements of Cash Flows for the year ended December 31, 2005, the $36.9 million increase in notes receivable from subsidiaries has been reclassified from a financing activity to an investing activity.
3.	Notes to Financial Statements
See Item 8 for the full text of notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule II — Valuation and Qualifying accounts
Twelve months ended December 31, 2006

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2006	Acquisitions	Expenses	Account	Sale of Assets	were Created	Dec. 31, 2006

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	67.9	—	61.4	52.3	—	139.5	42.1
Reserve for other investments	10.1	—	—	—	—	—	10.1

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	68.8	—	7.1	10.8	—	14.1	72.6
Restructuring reserve	24.5	—	—	—	—	17.4	7.1
Reserve for cost of operational gas	3.8	—	1.1	—	—	—	4.9
Accumulated provision for rate refund	6.2	—	6.9	(0.4)	—	8.8	3.9
Unpaid medical claims	5.6	—	14.5	—	—	14.5	5.6

Twelve months ended December 31, 2005

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2005	Acquisitions	Expenses	Account	Sale of Assets	were Created	Dec. 31, 2005

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	55.6	—	71.5	39.9	—	99.1	67.9
Reserve for other investments	10.1	—	—	—	—	—	10.1

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	72.6	—	9.3	6.1	—	19.2	68.8
Restructuring reserve	14.6	—	19.3	—	—	9.4	24.5
Reserve for cost of operational gas	3.2	—	0.5	0.1	—	—	3.8
Accumulated provision for rate refund	9.4	—	6.2	(0.5)	—	8.9	6.2
Unpaid medical claims	5.1	—	15.8	—	—	15.3	5.6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule II — Valuation and Qualifying accounts
Twelve months ended December 31, 2004

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2004	Acquisitions	Expenses	Account	Sale of Assets	were Created	Dec. 31, 2004

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	57.8	—	61.7	55.9	7.1	112.7	55.6
Reserve for other investments	29.2	—	—	—	—	19.1	10.1

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	76.6	—	7.1	8.3	—	19.4	72.6
Restructuring reserve	19.5	—	(0.2)	—	—	4.7	14.6
Reserve for cost of operational gas	4.0	—	0.6	—	—	1.4	3.2
Accumulated provision for rate refund	14.4	—	11.9	3.7	—	20.6	9.4
Unpaid medical claims	8.7	—	6.8	(2.4)	—	8.0	5.1
Gas air conditioning development funding reserve	0.2	—	—	(0.2)	—	—	—
Amount owed for purchase gas imbalance	—	—	—	—	—	—	—
Construction project reserve	—	—	—	—	—	—	—

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
Management’s Report on Internal Control Over Financial Reporting
NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control — Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2006, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report. Deloitte & Touche LLP, NiSource’s auditors, issued an attestation report on management’s assessment of NiSource’s internal controls over financial reporting, which is contained within their audit opinion in Item 8, “Financial Statements and Supplementary Data.”
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
As a part of this transformation, many new information technology systems and process changes have an accelerated time-line for completion, increasing the risk of potential errors and control failures which may have an impact on NiSource and its financial condition. In August, 2006, NiSource and IBM decided to delay further implementation of certain information technology systems due to difficulties encountered with the first wave of new system implementations. NiSource is currently engaged in an overall assessment of the outsourcing initiative and is developing an integrated plan that enables NiSource to achieve its business objectives going forward.
There have been no other changes in NiSource’s internal control over financial reporting during the fiscal year covered by this report that has materially affected, or is reasonably likely to affect, NiSource’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
NiSource Inc.
Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of the Form 10-K.
Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007, which information is incorporated by reference.
Information regarding delinquent filings under Section 16 of the Securities Exchange Act of 1934 by executive officers and directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007, which information is incorporated by reference.
Information regarding NiSource’s code of ethics, the audit committee and the audit committee financial expert and procedures for shareholder recommendations for director nominations will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007, which information is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007, which information is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007, which information is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not Applicable.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principle accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007, which information is incorporated by reference.

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

NiSource Inc.
(Registrant)

Date March 1, 2007	By:	/s/ Robert C. Skaggs, Jr.
Robert C. Skaggs, Jr.
President, Chief Executive Officer and Director (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Skaggs, Jr.	President, Chief	March 1, 2007

Robert C. Skaggs, Jr.	Executive Officer and Director
(Principal Executive Officer)

/s/ Michael W. O’Donnell	Executive Vice President and	March 1, 2007

Michael W. O’Donnell	Chief Financial Officer
(Principal Financial Officer)

/s/ Jeffrey W. Grossman	Vice President and Controller	March 1, 2007

Jeffrey W. Grossman	(Principal Accounting Officer)

/s/ Ian M. Rolland	Chairman and Director	March 1, 2007

Ian M. Rolland

/s/ Steven C. Beering	Director	March 1, 2007

Steven C. Beering

/s/ Dennis E. Foster	Director	March 1, 2007

Dennis E. Foster

/s/ Peter McCausland	Director	March 1, 2007

Peter McCausland

/s/ Steven R. McCracken	Director	March 1, 2007

Steven R. McCracken

/s/ Gary L. Neale	Director	March 1, 2007

Gary L. Neale

/s/ Richard L. Thompson	Director	March 1, 2007

Richard L. Thompson

/s/ Robert J. Welsh	Director	March 1, 2007

Robert J. Welsh

/s/ Carolyn Y. Woo	Director	March 1, 2007

Carolyn Y. Woo

/s/ Roger A. Young	Director	March 1, 2007

Roger A. Young

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF ITEM

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Current Report on Form 8-K filed on May 16, 2006).

(3.2)	Bylaws of NiSource Inc., as amended and restated through November 28, 2006 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Current Report on Form 8-K filed on November 29, 2006).

(4.1)	Indenture dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.2)	First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.3)	Financing Agreement No. 1 dated November 1, 1988, between Northern Indiana and Jasper County, Indiana regarding $37,000,000 Series 1988A Pollution Control Refunding Revenue Bonds. Identical Financing agreements between Northern Indiana and Jasper County, Indiana provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and $24,000,000 Series 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to the Northern Indiana Current Report on Form 8-K filed on March 16, 1989).

(4.4)	Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.16 to the Northern Indiana Annual Report on Form 10-K for year ended December 31, 1994).

(4.5)	Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.6)	First Supplemental Indenture dated February 16, 1999, by and among NIPSCO Capital Markets, Inc., NIPSCO Industries, Inc., and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.36 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999).

(4.7)	Second Supplemental Indenture, dated as of November 1, 2000 among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

(4.8)	Indenture, dated November 14, 2000, among NiSource Finance Corp., NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form S-3, dated November 17, 2000 (Registration No. 333-49330)).

(10.1)	NiSource Inc. Nonemployee Director Stock Incentive Plan (As Amended and Restated effective January 1, 2005) (incorporated by reference to Exhibit 10.9 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.2)	NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.8 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

EXHIBIT INDEX (continued)

(10.3)	Amended and Restated NiSource Inc. Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on February 23, 2006). *

(10.4)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Current Report on Form 8-K filed on March 25, 1992). *

(10.5)	NiSource Inc. Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.6)	Form of Change in Control and Termination Agreements and Schedule of Parties to the Agreements (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2005). *

(10.7)	Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.8)	NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.9)	Form of Nonqualified Stock Option Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Current Report on Form 8-K filed on January 3, 2005).*

(10.10)	NiSource Inc. Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.11)	Bay State Gas Company Supplemental Executive Retirement Plan restated January 1, 1992 (incorporated by reference to Exhibit 10.23 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.12)	NiSource Inc. Executive Severance Policy, effective as of June 1, 2002, as amended effective November 28, 2006 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Current Report on Form 8-K filed on November 29, 2006). *

(10.13)	NiSource Inc. Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2004).*

(10.14)	Second Amendment to the NiSource Corporate Incentive Plan, effective as of January 1, 2004 as amended effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2005). *

(10.15)	Pension Restoration Plan for NiSource Inc. and Affiliates as Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.16)	Savings Restoration Plan for NiSource Inc. and Affiliates as Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005).*

EXHIBIT INDEX (continued)

(10.17)	Letter Agreement between NiSource Inc. and Gary L. Neale dated May 23, 2005 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005). *

(10.18)	Amendment, dated November 28, 2006, to Letter Agreement between NiSource Inc. and Gary L. Neale dated May 23, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Current Report on Form 8-K filed on November 29, 2006).*

(10.19)	Letter Agreement between NiSource Inc. and Michael W. O’Donnell dated July 28, 2004 regarding his benefits under the NiSource Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2004).*

(10.20)	Letter Agreement dated August 10, 2005 between Mr. Robert D. Campbell and NiSource Corporate Services (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2006). *

(10.21)	Letter Agreement between NiSource Corporate Services Company and Christopher A. Helms dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005). *

(10.22)	Financing Agreement dated as of December 1, 2003 between Jasper County, Indiana and Northern Indiana Public Service Company (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.23)	Insurance Agreement, dated as of December 18, 2003, by and between AMBAC Assurance Corporation and Northern Indiana Public Service Company (incorporated by reference to Exhibit 10.31 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.24)	4-Year Letter of Credit Reimbursement Agreement dated as of February 13, 2004 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arranger and Lenders party thereto, as Lenders; Barclays Bank Plc, as Administrative Agent and LC Bank, Barclays Capital as Lead Arranger and Barclays Capital as Sole Book Runner (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(10.25)	Amendment Number 1 to 4-Year Letter Of Credit Reimbursement Agreement (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(10.26)	Amended and Restated Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent and LC Bank dated July 7, 2006 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2006).

(10.27)	Note Purchase Agreement, dated August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.28)	$300 Million Revolving Credit Agreement, dated November 15, 2006 among NiSource Finance Corp., Dresdner Bank, AG, New York and Grand Cayman Branches. Dresdner Bank, AG, New York and Grand Cayman Branches served as Sole Lead Arranger, Sole Book Runner and Administrative Agent. (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on November 17, 2006).

EXHIBIT INDEX (continued)

(10.29)	Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective June 20, 2005 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005).

(12)	Ratio of Earnings to Fixed Charges. **

(21)	List of Subsidiaries. **

(23)	Consent of Deloitte & Touche LLP. **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
References made herein to Columbia Energy Group filings can be found at Commission File Number 001-01098. References made to Northern Indiana filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.