Form 10-Q
period 2007-03-31
NISOURCE INC/DE
filed 2007-05-04
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 274,066,018 outstanding at April 30, 2007.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2007

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
AFUDC	Allowance for funds used during construction
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
Dth	dekatherms
ECRM	Environmental Cost Recovery Mechanism

DEFINED TERMS (continued)

ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESA	Energy Sales Agreement
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109
FIP	federal implementation plan
FTRs	Financial Transmission Rights
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PPS	Price Protection Service
PUCO	Public Utilities Commission of Ohio
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Statements of Consolidated Income (unaudited)

Three Months Ended March 31, (in millions, except per share amounts)	2007	2006

Net Revenues
Gas Distribution	$1,899.3	$1,998.2
Gas Transportation and Storage	347.8	320.6
Electric	325.9	305.7
Other	320.7	348.0

Gross Revenues	2,893.7	2,972.5
Cost of Sales (excluding depreciation and amortization)	1,831.2	1,991.7

Total Net Revenues	1,062.5	980.8

Operating Expenses
Operation and maintenance	385.9	372.3
Depreciation and amortization	139.0	136.8
Impairment and gain on sale of assets	2.9	0.9
Other taxes	101.6	103.0

Total Operating Expenses	629.4	613.0

Equity Earnings (Loss) in Unconsolidated Affiliates	1.5	(0.2)

Operating Income	434.6	367.6

Other Income (Deductions)
Interest expense, net	(98.6)	(95.3)
Dividend requirement on preferred stock of subsidiaries	—	(1.1)
Other, net	(2.8)	(3.4)

Total Other Income (Deductions)	(101.4)	(99.8)

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	333.2	267.8
Income Taxes	124.1	94.8

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	209.1	173.0

Income (Loss) from Discontinued Operations — net of taxes	1.0	(0.5)
Gain on Disposition of Discontinued Operations — net of taxes	6.6	—

Income Before Change in Accounting Principle	216.7	172.5

Cumulative Effect of Change in Accounting Principle — net of taxes	—	0.4

Net Income	$216.7	$172.9

Basic Earnings Per Share ($)
Continuing operations	$0.76	$0.63
Discontinued operations	0.03	—

Basic Earnings Per Share	$0.79	$0.63

Diluted Earnings Per Share ($)
Continuing operations	$0.76	$0.63
Discontinued operations	0.03	—

Diluted Earnings Per Share	$0.79	$0.63

Dividends Declared Per Common Share	$0.46	$0.46

Basic Average Common Shares Outstanding (millions)	273.6	272.3
Diluted Average Common Shares (millions)	274.8	273.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions)	2007	2006

ASSETS
Property, Plant and Equipment
Utility Plant	$17,333.8	$17,194.9
Accumulated depreciation and amortization	(7,939.8)	(7,850.0)

Net utility plant	9,394.0	9,344.9

Other property, at cost, less accumulated depreciation	346.9	349.6

Net Property, Plant and Equipment	9,740.9	9,694.5

Investments and Other Assets
Assets of discontinued operations and assets held for sale	36.5	43.0
Unconsolidated affiliates	66.1	59.6
Other investments	112.3	116.1

Total Investments and Other Assets	214.9	218.7

Current Assets
Cash and cash equivalents	102.2	33.1
Restricted cash	61.2	142.5
Accounts receivable (less reserve of $64.8 and $42.1, respectively)	954.0	866.3
Gas inventory	96.5	550.5
Underrecovered gas and fuel costs	195.6	163.2
Materials and supplies, at average cost	89.7	89.0
Electric production fuel, at average cost	62.3	63.9
Price risk management assets	128.6	237.7
Exchange gas receivable	274.0	252.3
Regulatory assets	210.0	272.7
Prepayments and other	87.2	111.7

Total Current Assets	2,261.3	2,782.9

Other Assets
Price risk management assets	36.4	49.9
Regulatory assets	1,030.0	1,127.3
Goodwill	3,677.3	3,677.3
Intangible assets	432.3	435.7
Deferred charges and other	162.1	170.2

Total Other Assets	5,338.1	5,460.4

Total Assets	$17,555.2	$18,156.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	March 31,	December 31,
(in millions, except share amounts)	2007	2006

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 273,919,093 and 273,654,180 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in capital	4,001.1	3,998.3
Retained earnings	1,096.0	1,012.9
Accumulated other comprehensive income	50.2	20.9
Treasury stock	(22.7)	(21.2)

Total Common Stockholders’ Equity	5,127.3	5,013.6
Long-term debt, excluding amounts due within one year	5,153.1	5,146.2

Total Capitalization	10,280.4	10,159.8

Current Liabilities
Current portion of long-term debt	90.1	93.3
Short-term borrowings	620.0	1,193.0
Accounts payable	659.5	713.1
Dividends declared	63.1	—
Customer deposits	110.4	108.4
Taxes accrued	335.0	196.0
Interest accrued	101.2	107.1
Overrecovered gas and fuel costs	63.3	126.7
Price risk management liabilities	35.4	259.4
Exchange gas payable	361.7	396.6
Deferred revenue	39.3	55.9
Regulatory liabilities	42.6	40.7
Accrued liability for postretirement and postemployment benefits	4.7	4.7
Other accruals	696.1	526.3

Total Current Liabilities	3,222.4	3,821.2

Other Liabilities and Deferred Credits
Price risk management liabilities	22.5	38.2
Deferred income taxes	1,544.9	1,553.7
Deferred investment tax credits	59.5	61.5
Deferred credits	117.0	119.3
Deferred revenue	22.0	21.9
Accrued liability for postretirement and postemployment benefits	654.9	799.5
Liabilities of discontinued operations and liabilities held for sale	9.8	11.9
Regulatory liabilities and other removal costs	1,293.4	1,253.8
Asset retirement obligations	133.3	131.6
Other noncurrent liabilities	195.1	184.1

Total Other Liabilities and Deferred Credits	4,052.4	4,175.5

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$17,555.2	$18,156.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2007	2006

Operating Activities
Net income	$216.7	$172.9
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation and amortization	139.0	136.8
Net changes in price risk management assets and liabilities	5.5	10.2
Deferred income taxes and investment tax credits	1.6	(40.5)
Deferred revenue	(16.5)	(26.0)
Stock compensation expense	1.1	1.3
Gain on sale of assets	(0.3)	(1.6)
Loss on impairment of assets	3.2	2.5
Cumulative effect of change in accounting principle, net of taxes	—	(0.4)
Income from unconsolidated affiliates	(3.3)	(1.0)
Gain on disposition of discontinued operations — net of taxes	(6.6)	—
Loss (Income) from discontinued operations — net of taxes	(1.0)	0.5
Amortization of discount/premium on debt	1.8	2.0
AFUDC Equity	(0.8)	—
Changes in assets and liabilities:
Accounts receivable	(103.2)	110.2
Inventories	707.2	442.1
Accounts payable	(34.3)	(340.6)
Customer deposits	2.0	2.7
Taxes accrued	129.8	151.6
Interest accrued	(0.7)	19.1
(Under) Overrecovered gas and fuel costs	(95.8)	319.7
Exchange gas receivable/payable	(60.3)	(126.0)
Other accruals	(97.2)	(81.2)
Prepayments and other current assets	24.5	9.9
Regulatory assets/liabilities	18.7	(19.1)
Postretirement and postemployment benefits	(57.7)	(6.0)
Deferred credits	(3.0)	2.3
Deferred charges and other noncurrent assets	2.0	(5.2)
Other noncurrent liabilities	7.2	(7.3)

Net Operating Activities from Continuing Operations	779.6	728.9
Net Operating Activities from Discontinued Operations	0.4	0.1

Net Cash Flows from Operating Activities	780.0	729.0

Investing Activities
Capital expenditures	(152.1)	(123.2)
Proceeds from disposition of assets	1.5	3.9
Restricted cash	81.3	(21.8)
Other investing activities	(2.9)	12.9

Net Cash Flows used for Investing Activities	(72.2)	(128.2)

Financing Activities
Retirement of long-term debt	(4.1)	(0.5)
Change in short-term debt	(572.2)	(518.7)
Issuance of common stock	2.1	1.0
Acquisition of treasury stock	(1.5)	(5.9)
Dividends paid — common stock	(63.0)	(62.7)

Net Cash Flows used for Financing Activities	(638.7)	(586.8)

Increase in cash and cash equivalents	69.1	14.0
Cash and cash equivalents at beginning of year	33.1	69.4

Cash and cash equivalents at end of period	$102.2	$83.4

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$100.6	$75.9
Interest capitalized	3.1	1.6
Cash paid for income taxes	3.4	4.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited statements.

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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans by requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, among other changes. In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158 requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of the plan assets and the benefit obligation. On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits will reflect the updated measurement date valuations.
With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities that would otherwise have been recorded to accumulated other comprehensive income.
Refer to Note 10, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for additional information.
FIN 48 — Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. When determining whether a tax position meets the more-likely-than-not recognition threshold, it is to be based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

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
When it adopted SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. Other than the requirement for expensing stock options, outstanding share-based awards will continue to be accounted for substantially as they are currently. Refer to Note 12, “Stock Options and Awards,” in the Notes to Consolidated Financial Statements for additional information.
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
SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted for certain conditions for early adoption. NiSource is currently reviewing the provisions of SFAS No. 159 to determine whether to elect fair value measurement for any of its financial assets or liabilities when it adopts this standard in 2008.
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

Three Months Ended March 31, (in thousands)	2007	2006

Denominator
Basic average common shares outstanding	273,594	272,342
Dilutive potential common shares
Nonqualified stock options	376	50
Shares contingently issuable under employee stock plans	636	572
Shares restricted under employee stock plans	163	119

Diluted Average Common Shares	274,769	273,083

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
4. Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period that ended on December 31, 2006. As of March 31, 2007, 872 employees were terminated as a result of the agreement with IBM. During the first quarter of 2007, no employees were terminated as a result of the agreement with IBM.
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. As of March 31, 2007, the employment of 13 employees was terminated as a result of the executive initiative, of whom 1 employee was terminated during the first quarter of 2007. In part, this reduction has come through anticipated attrition and consolidation of basic positions.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. As of March 31, 2007, 1,566 employees were terminated, of whom no employees were terminated during the first quarter of 2007. Of the $3.3 million remaining restructuring liability from the Columbia merger and related initiatives, $3.0 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2006	Benefits Paid	Adjustments	March 31, 2007

Outsourcing initiative	$2.1	$—	$—	$2.1
Executive initiative	1.2	(0.3)	—	0.9
Columbia merger and related initiatives	3.8	(0.7)	0.2	3.3

Total	$7.1	$(1.0)	$0.2	$6.3

5. Discontinued Operations and Assets Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet at March 31, 2007 were:

	NDC	NiSource	NiSource
	Douglas	Corporate	Development	Lake Erie	Columbia
(in millions)	Properties	Services	Company	Land	Transmission	Total

Assets of discontinued operations and held for sale
Property, plant and equipment, net	$8.8	$9.5	$1.8	$2.9	$12.4	$35.4
Other assets	1.1	—	—	—	—	1.1

Assets of discontinued operations and held for sale	9.9	9.5	1.8	2.9	12.4	36.5

Liabilities of discontinued operations and held for sale
Debt	(8.0)	—	—	—	—	(8.0)
Other liabilities	(1.8)	—	—	—	—	(1.8)

Liabilities of discontinued operations and held for sale	$(9.8)	$—	$—	$—	$—	$(9.8)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet at December 31, 2006 were:

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
NiSource Corporate Services is in the process of selling its Marble Cliff facility. Impairment losses of $3.2 million and $2.5 million were recognized in the first quarters of 2007 and 2006, respectively, due to the current book value exceeding the estimated fair value of the facility. NiSource has accounted for this facility as assets held for sale.
NiSource Development Company is in the process of selling the former headquarters of Northern Indiana. NiSource has accounted for this facility as assets held for sale.
In March 2005, Lake Erie Land, wholly owned by NiSource began accounting for the operations of the Sand Creek Golf Club as discontinued operations. In June 2006, the assets of the Sand Creek Golf Club, valued at $11.9 million, and additional properties were sold to a private real estate development group. An after-tax loss of $0.2 million was recorded in June 2006. As a result of the June 2006 transaction, property estimated to be sold to the private developer during the next twelve months has been recorded as assets held for sale.
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. NiSource has accounted for the assets of these facilities as assets held for sale.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Results from discontinued operations from NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land and reserve changes for NiSource’s former exploration and production subsidiary, CER, and Transcom are provided in the following table:

Three Months Ended March 31, (in millions)	2007	2006

Revenues from Discontinued Operations	$0.6	$1.4

Loss from discontinued operations	1.5	(0.8)
Income tax expense (benefit)	0.5	(0.3)

Income (Loss) from Discontinued Operations — net of taxes	$1.0	$(0.5)

Gain on Disposition of Discontinued Operations — net of taxes	$6.6	$—

Results from Discontinued Operations for the first quarter of 2007 includes a $7.5 million reduction, net of taxes, in the liability for unrecognized tax benefits and $0.9 million in related interest, net of taxes, associated with the issuance of additional income tax guidance in the first quarter of 2007.
6. Asset Retirement Obligations
NiSource accounts for its asset retirement obligations in accordance with SFAS No. 143 and FIN 47. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Consolidated Balance Sheets.
For the three months ended March 31, 2007, NiSource accrued $1.7 million of accretion, of which $0.2 million was expensed and $1.5 million was recorded as a regulatory asset. For the three months ended March 31, 2006, NiSource accrued $1.8 million of accretion, of which $0.3 million was expensed and $1.5 million was recorded as a regulatory asset.
7. Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On February 1, 2007, Columbia of Kentucky filed a base rate case requesting an increase in rates of $12.6 million, or approximately 8%. Included in the filing is a request for approval of an accelerated main replacement cost recovery mechanism, in order to facilitate replacement of certain parts of Columbia of Kentucky’s natural gas distribution system. Also, included are proposals to help offset the effects of recent usage declines and increased customer attrition. Hearings are expected to be held in the third quarter of 2007, with new rates expected to be in effect by the fourth quarter.
In mid 2006, Northern Indiana filed a petition which simplifies gas distribution rates, stabilizes revenues and provides for energy efficiency funding. Northern Indiana filed its detailed case in this proceeding in January 2007, based upon lengthy and detailed discussion with stakeholders. Following a February 27, 2007 evidentiary hearing, Northern Indiana filed an unopposed Form of Order, with the IURC on March 9, 2007. Northern Indiana expects a final order in the second quarter of 2007.
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
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO, and have been found to be prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these certain types of risers on its distribution system. Columbia of Ohio estimates that the cost to identify and replace the risers will approximate $200 million. On March 2, 2007, Columbia of Ohio filed a request with the PUCO seeking authority to defer the expenses from its investigation of risers on its system. On April 25, 2007, Columbia of Ohio filed an application with the PUCO seeking authority to recover the expenses for which it is seeking deferral authorization, and all other riser replacement-related costs, through an automatic adjustment mechanism for the infrastructure replacement program.
Customer Usage. The NiSource distribution companies continue to experience declining usage by customers, due in large part to the sensitivity of sales to volatile commodity prices. A significant portion of the LDC’s operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. Many of NiSource’s LDCs are evaluating mechanisms that would “de-couple” the recovery of fixed costs from throughput, and implement recovery mechanisms that more closely link the recovery of fixed costs with fixed charges. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing such changes.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
In the declaratory order, the FERC also referred the matter to the Office of Enforcement to determine if there should be any action taken against Columbia Gulf for failing to comply with prior orders that directed Columbia Gulf to allow Tennessee Gas Pipeline to make an interconnection. While disappointed with the FERC’s referral of this matter to the Office of Enforcement, Columbia Gulf has cooperated with the Office of Enforcement’s investigation. Columbia Gulf believes that an acceptable resolution of this matter can be reached during the second quarter 2007, which may include the payment of a fine by Columbia Gulf, the amount of which cannot be predicted at this time.
Columbia Gulf and Columbia Transmission are also cooperating with FERC on an informal non-public investigation of certain operating practices regarding tariff services offered by those companies. At this time, the companies cannot predict what the result of that investigation will be, but the FERC has indicated that it may seek to impose fines and possibly seek other remedies as well.
Proposed Millennium Pipeline Project
Millennium received FERC approval for a pipeline project, in which Columbia Transmission is participating and will serve as operator, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin Gas Transmission Co. at Ramapo, New York. The Millennium partnership is currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%). Columbia Transmission will be the operator.
The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, Iroquois, and Islander East collectively referred to as the “Companion Pipelines.” The December 21, 2006 certificate order also granted the necessary project approvals to the Companion Pipelines. In addition, Millennium has received requested tax relief in New York. Millennium is in the process of bidding and analyzing the project costs for both 2007 and 2008. If the cost review determines the Millennium Project is still economically viable, construction will start in the spring of 2007 with a projected in-service date of November 1, 2008.
Hardy Storage Project. Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received favorable orders on November 1, 2005. On October 26, 2006, Hardy Storage filed an application seeking to amend the November 1, 2005 order to revise the initial rates and estimated costs for the project pursuant to executed settlement agreements with Hardy Storage’s customers. The certificate amendment was approved by FERC on March 15, 2007. Hardy Storage was approved to go in-service on March 29, 2007 and began injecting gas into storage on April 1, 2007.
Electric Operations Regulatory Matters
Significant Rate Developments. To settle a proceeding regarding Northern Indiana’s request to recover intermediate dispatchable power costs, Northern Indiana has agreed to file an electric base rate case on or before July 1, 2008.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $13.7 million and $10.7 million were recognized for electric customers for the first quarter of 2007 and 2006, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding the administrative fees and non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first quarter of 2007 administrative fees of $1.3 million and non-fuel costs of $0.9 million were deferred. Total MISO costs deferred through March 31, 2007 were $6.5 million.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to April 1, 2005. This resettlement is scheduled to commence in July 2007. Although the amount of resettlements applicable to Northern Indiana cannot be quantified at this time, it is not expected to be material.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a standard, quarterly, “summary” regulatory proceeding in Indiana (FAC). Northern Indiana has historically been found prudent in the procurement of fuel and purchased power.
In July 2006, the IURC issued an order creating a sub-docket in FAC 71 based upon a motion by interveners, the Industrial Group and La Porte County. The motion requested an investigation into Northern Indiana’s generation and purchases practices that could not be fully considered in a summary proceeding. The sub-docket will also address concerns raised by the OUCC related to the reasonableness of recovering financial hedging transactions within the FAC. Subsequently, the IURC has approved FAC 72, 73 and 74 subject to the sub-docket in FAC 71. Amounts collected pursuant to FAC 71, 72, 73 and 74 are subject to refund based upon the final order in the sub-docket. A hearing in the FAC 71 sub-docket is scheduled for the second quarter of 2007 and an order anticipated before the end of 2007.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 13, 2006, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $312.8 million. On April 11, 2007, the IURC approved EER-9 and EER-4 for capital expenditures (net of accumulated depreciation) and operating expenses of $222.2 million and $14.1 million, through December 31, 2006, respectively.
On December 8, 2006, Northern Indiana filed a petition requesting a certificate of public convenience and necessity for clean coal technology projects, to address the first phase of CAIR and CAMR. The request included initiating ongoing review of the construction of the projects; finding that the projects constitute “qualified pollution control property” and are eligible for the rate-making treatment; finding that the projects constitute “clean coal and energy projects” and finding that the projects are reasonable and necessary and therefore eligible for the financial incentives; approving accounting, rate-making treatment, cost recovery and other relief in connection with Northern Indiana’s clean coal technology, qualified pollution control property and clean coal and energy projects. Testimony

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
was filed in February 2007 requesting approval of $23 million of cost estimates for the projects. The hearing is scheduled for May 22, 2007.
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
NiSource’s derivatives on the Condensed Consolidated Balance Sheets at March 31, 2007 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$121.4	$7.2	$128.6
Other assets	33.8	2.6	36.4

Total price risk management assets	$155.2	$9.8	$165.0

Price risk management liabilities
Current liabilities	$(31.7)	$(3.7)	$(35.4)
Other liabilities	(22.5)	—	(22.5)

Total price risk management liabilities	$(54.2)	$(3.7)	$(57.9)

NiSource’s derivatives on the Condensed Consolidated Balance Sheets at December 31, 2006 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$236.6	$1.1	$237.7
Other assets	49.8	0.1	49.9

Total price risk management assets	$286.4	$1.2	$287.6

Price risk management liabilities
Current liabilities	$(202.8)	$(56.6)	$(259.4)
Other liabilities	(32.5)	(5.7)	(38.2)

Total price risk management liabilities	$(235.3)	$(62.3)	$(297.6)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The hedging activity for the first quarter of 2007 and 2006 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

Three Months Ended March 31, (in millions, net of taxes)	2007	2006

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$31.4	$150.7

Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	28.4	(51.7)

Reclassification adjustment for net loss (gain) included in net income	(0.2)	0.7

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$59.6	$99.7

During the first quarter of 2007 and 2006, no amounts were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the first quarter of 2007 and 2006, NiSource reclassified no amounts related to its cash flow hedges from accumulated other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income of approximately $59.2 million of income, net of taxes.
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
As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These rights help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. Additionally, Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of their cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of there derivatives.

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
For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania, Columbia of Virginia and Columbia of Maryland (collectively, the “Columbia LDCs”) have the opportunity to enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. Certain of the Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71. Remaining changes for those Columbia LDCs and changes in fair value associated with the other Columbia LDCs are recognized currently in earnings or other current assets or liabilities based on the regulatory customer sharing mechanisms in place.
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
Commodity price risk programs included in price risk assets and liabilities:

	March 31, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas price volatility program derivatives	$7.3	$(2.3)	$—	$(58.9)

PPS program derivatives	0.4	(0.2)	0.7	(7.3)

DependaBill program derivatives	—	(0.1)	0.3	(2.4)

Electric energy program derivitives	2.5	—	0.7	(1.6)

Regulatory incentive program derivatives	—	(1.4)	0.5	(1.8)

Forward purchase agreements derivatives	114.1	—	110.0	—

Total commodity price risk programs included	$124.3	$(4.0)	$112.2	$(72.0)

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
Interest rate risk activities programs included in price risk management assets and liabilities:

	March 31, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities

Interest rate swap derivatives	$—	$(21.0)	$—	$(27.3)

Marketing, Trading and Other Activities. The operations of TPC primarily involve commercial and industrial gas sales, whereby TPC utilizes gas derivatives to hedge its expected future gas purchases. TPC, on behalf of Whiting Clean Energy, has also entered into power and gas derivative contracts to manage commodity price risk associated with operating Whiting Clean Energy.
Marketing and power programs included in price risk management assets and liabilities:

	March 31, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas marketing derivatives	$40.7	$(31.8)	$174.3	$(198.3)

Power forward derivatives	—	(1.1)	1.1	—

Total marketing and power programs	$40.7	$(32.9)	$175.4	$(198.3)

9. Income Taxes
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.9 million to the opening balance of retained earnings, which includes the adjustment to the liability for unrecognized tax benefits shown below. The total amount of the liability for unrecognized tax benefits as of the date of adoption was $16.0 million, which is included in “Other noncurrent liabilities,” on the Condensed Consolidated Balance Sheets. As a result of the implementation of FIN 48, NiSource recognized the following changes in the liability for unrecognized tax benefits:

(in millions)	Total

Reduction in Retained Earnings (cumulative effect)	$0.9
Additional Deferred Tax Liabilities	(0.9)

Net increase in liability for unrecognized tax benefits	$—

Included in the balance of unrecognized tax benefits at January 1, 2007, are $2.9 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are $7.5 million of tax benefits that, if recognized, would result in an increase to Gain on Disposition of Discontinued Operations and $5.6 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Effective January 1, 2007, NiSource recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. In prior years, NiSource recognized such accrued interest in interest expense and penalties in other expenses. During the years ended December 31, 2006, and December 31, 2005, NiSource recognized approximately $1.3 million and $0.8 million, respectively, of interest in the Statements of Consolidated Income. NiSource also had $3.5 million and $2.2 million accrued on the Condensed Consolidated Balance Sheets for the payment of interest at December 31, 2006, and December 31, 2005. No amounts have been estimated or accrued for penalties. Upon adoption of FIN 48 on January 1, 2007, NiSource decreased its accrual for interest on unrecognized tax benefits to $3.3 million, resulting in a $0.1 million increase (net of tax) to the opening balance of retained earnings.
NiSource is subject to income taxation in the U.S. and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, New Hampshire, Maine, Louisiana, Mississippi, Maryland, Illinois, New Jersey and New York.
Because NiSource is part of the IRS’s Large and Mid-Size Business program, each year’s federal income tax return is typically audited by the IRS. Tax years through 1998 have been audited and are settled and closed to further assessment. Years 1999 through 2002 have been audited and are settled with the exception of two issues that have been petitioned to the Tax Court. Tax years 2003 and 2004 are currently under examination. The audit is expected to be concluded in the second quarter of 2007.
The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are filed. There are no state income tax audits currently in progress.
NiSource’s interim effective tax rates reflect the estimated annual effective tax rate for 2007 and 2006, respectively, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarter ended March 31, 2007 and March 31, 2006 were 37.2% and 35.4%, respectively. The effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199. The 1.8% increase from the comparable period last year is primarily the result of reductions in deferred state income liabilities that were recorded in the first quarter of 2006.
The quarter ended March 31, 2007 Condensed Consolidated Balance Sheet includes a reduction of $1.5 million in the liability for unrecognized tax benefits as a result of re-evaluation of those liabilities in the first quarter of 2007 to reflect negotiations associated with the 1999-2002 Tax Court petition. This reduction did not materially impact the effective tax rate because of required offsets recorded in deferred income taxes. Together with the $7.5 million reduction discussed in Note 5, “Discontinued Operations and Assets Held for Sale,” NiSource’s ending liability for unrecognized tax benefits as of March 31, 2007 is $7.0 million. NiSource does not anticipate any significant changes in its liability for unrecognized tax benefits over the next twelve months.
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
As of December 31, 2006, NiSource used September 30 as its measurement date for its pension and postretirement benefit plans. On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits will reflect the updated measurement date valuations. In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158 requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of the plan assets and the benefit obligation.
The following table provides NiSource’s various postretirement benefit plans’ funded status at January 1, 2007, based on a December 31, 2006 measurement date compared to the funded status of NiSource’s various postretirement benefit plans’ at December 31, 2006 based on a September 30, 2006 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	Jan. 1, 2007	Dec. 31, 2006	Jan. 1, 2007	Dec. 31, 2006

Benefit obligation	$2,278.6	$2,285.7	$774.1	$770.4

Fair value of plan assets	$2,129.7	$2,052.3	$257.3	$255.2

Funded Status	$(148.9)	$(233.4)	$(516.8)	$(515.2)

The key assumptions used to measure NiSource’s various postretirement benefits plans’ funded status at January 1, 2007 were the same as those used for the previous September 30, 2006, measurement date.
NiSource expects to make contributions of $50.4 million to its pension plans and $52.3 million to its other postretirement benefit plans during 2007. Through March 31, 2007, NiSource has contributed $47.1 million to its pension plans and $12.4 million to its other postretirement benefit plans.
The following tables provide the components of the plans’ net periodic benefits cost for the first quarter of 2007 and 2006:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2007	2006	2007	2006

Components of Net Periodic Benefit Cost
Service cost	$10.3	$10.7	$2.4	$2.3
Interest cost	31.9	31.2	10.9	10.1
Expected return on assets	(46.7)	(43.9)	(5.2)	(4.6)
Amortization of transitional obligation	—	—	2.0	2.0
Amortization of prior service cost	1.4	1.5	0.1	0.1
Recognized actuarial loss	2.0	4.6	1.5	1.6

Total Net Periodic Benefits Cost	$(1.1)	$4.1	$11.7	$11.5

11. Redemption of Preferred Stock
On April 14, 2006, Northern Indiana redeemed all of its outstanding cumulative preferred stock, having a total redemption value of $81.6 million.
12. Share-Based Compensation
NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, performance units, contingent stock awards and dividend equivalents payable on grants of options, performance units and contingent stock awards. At March 31, 2007, there were approximately 26.7 million shares reserved for future awards under the amended and restated 1994 Plan.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource recognized stock-based employee compensation expense of $1.1 million and $1.3 million during the first quarter of 2007 and 2006, respectively, as well as related tax benefits of $0.4 million and $0.5 million, respectively. There were no modifications to awards as a result of the adoption of SFAS 123R.
As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested awards amounted to $11.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.
NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. There were 10,000 restricted shares outstanding at March 31, 2007, which were not a part of the time accelerated restricted stock award plan described below.
NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. The total shareholder return measures established were not met; therefore these grants do not have an accelerated vesting period. At March 31, 2007, NiSource had 581,689 awards outstanding which contained the time-accelerated provisions.
As of March 31, 2007, approximately 8 million options were outstanding and exercisable with a weighted average option price of $22.63.
The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. As of March 31, 2007, 89,860 restricted shares and 112,802 restricted stock units had been issued under the Plan.
During 2006, NiSource did not provide incumbent executives additional grants of options, restricted or contingent shares. No options or restricted shares were granted during the three months ended March 31, 2007.
In March 2007, 320,330 contingent shares were granted. The grant date fair-value of the awards was $7.5 million, based on the market price of NiSource’s common stock at the date of grant, which will be expensed net of forfeitures over the vesting period of approximately 3 years. The shares are subject to both performance and service conditions. The performance conditions are based on achievement of a non-GAAP financial measure (net operating earnings) that NiSource defines as income from continuing operations adjusted for certain items. If the performance conditions are not met, the grants will be cancelled and the shares will be forfeited. Subsequent to meeting the performance conditions, an additional two year service period will then be required before the shares vest on December 31, 2009. If after completing the performance conditions but prior to completing the service conditions the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent shares on the date of termination. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. During the quarter ended March 31, 2007, $0.2 million of compensation expense, net of forfeitures, was recorded to Operation and Maintenance Expense on the Consolidated Income Statement related to this contingent stock grant.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
13. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at March 31, 2007 and the years in which they expire were:

(in millions)	Total	2007	2008	2009	2010	2011	After

Guarantees of subsidiaries debt	$4,713.5	$30.4	$8.6	$464.0	$1,004.3	$280.2	$2,926.0
Guarantees supporting commodity transactions of subsidiaries	617.3	348.0	233.9	34.2	—	—	1.2
Lines of credit	620.0	620.0	—	—	—	—	—
Letters of credit	77.5	17.4	59.1	—	—	—	1.0
Other guarantees	253.5	64.6	9.0	3.4	6.1	—	170.4

Total commercial commitments	$6,281.8	$1,080.4	$310.6	$501.6	$1,010.4	$280.2	$3,098.6

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $4.7 billion of debt for various wholly owned subsidiaries including Whiting Leasing, NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Consolidated Balance Sheet as of March 31, 2007. The subsidiaries are required to comply with certain financial covenants under the debt instruments and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $617.3 million of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate commitment level to $1.5 billion and extending the termination date by one year to July 2011. During November 2006, NiSource Finance entered into a $300 million three-month revolving credit agreement with Dresdner Kleinwort that expired February 15, 2007. At March 31, 2007, NiSource had $620.0 million in short-term borrowings outstanding under its credit facility. Through the revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $77.5 million for the benefit of third parties.
Other Guarantees or Obligations. On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreements, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of March 31, 2007, Hardy Storage borrowed $109.2 million under the financing agreements, for which Columbia Transmission recorded an accrued liability of approximately $1.6 million related to the fair value of its guarantee securing payment for 50% of the $109.2 million borrowed.
On December 18, 2006, Whiting Clean Energy and BP executed an amendment which materially changed the terms of the ESA under which Whiting Clean Energy provides steam to BP. The agreement specifies a planned termination of the ESA at the end of 2009, with options for BP to extend the term one additional year under renegotiated steam pricing. Whiting Clean Energy accrued $17.0 million in costs associated with contract termination terms under the agreement. In addition, the amendment provides BP an option, valid for 180 days from

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
the amendment’s effective date, for BP to purchase the facility free of liens for $100 million. Management believes it is unlikely that BP will exercise this option. The carrying amount of the Whiting Clean Energy facility is approximately $275 million.
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
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007 the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. The defendants filed motions with the trial court challenging the award and the trial court held a hearing in March on these motions. Unless the trial court substantially revises the jury’s verdict, the defendants intend to appeal the judgment to the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. NiSource has not established a reserve for the punitive damages portion of the verdict.
C. Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
A reserve of $76.6 million and $72.6 million has been recorded as of March 31, 2007 and December 31, 2006, respectively, to cover probable corrective actions at sites where NiSource has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.
Implementation of the fine particulate matter and ozone national ambient air quality standards may require imposition of additional controls on boilers, engines and turbines. On April 15, 2004, the EPA finalized the eight-hour ozone nonattainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from natural gas compressor stations. On March 29, 2007, the EPA signed a rule to govern implementation of the NAAQS for particulate matter (PM-2.5) that the EPA promulgated in 1997. The rule addresses a wide range of issues, including state rulemaking requirements as well as attainment demonstration

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
requirements and deadlines. States must evaluate for potential reduction measures for the emission of particulate matter and its precursors such as SO2 and NOx. The rule includes a conditional presumption that for power plants subject to the CAIR, compliance with CAIR would satisfy Reasonably Available Control Measures and Reasonably Available Control Technology requirements for SO2 and NOx. States must submit their SIPs to the EPA by April 2008. NiSource will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in the EPA’s Climate Leaders program. On April 2, 2007 in Massachusetts v. EPA, the Supreme Court ruled that the EPA does have authority under the Clean Air Act to regulate emissions of greenhouse gases if it is determined that greenhouse gases have a negative impact on human health or the environment. NiSource will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.
Gas Distribution Operations.
There were no new environmental matters relating to Gas Distribution Operation during the first quarter of 2007.
Gas Transmission and Storage Operations.
On February 21, 2007, Pennsylvania Department of Environmental Protection provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. Columbia Transmission plans to engage in further discussions with the agency regarding the proposed order, including the rationale for the proposed penalty. The site in question is subject to an existing EPA’s Administrative Consent Order.
Electric Operations.
Air.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern states, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. On March 15, 2006, the EPA signed three related rulemakings providing final regulatory decisions on implementing the CAIR. The CAIR adopted by the Indiana Air Pollution Control Board became effective in late January 2007. Northern Indiana will continue to closely monitor developments in this area and expects to install additional emission controls for the second phase of CAIR, but cannot accurately estimate the timing or cost of the emission controls at this time.
On March 14, 2007, Indiana proposed a draft rule to implement the EPA Best Alternative Retrofit Technology requirements for reduction of regional haze. The proposed rule language would rely upon the provisions of the Indiana CAIR to meet requirements for NOx and SO2 and not impose any additional control requirements on coal-fired generation, including Northern Indiana, to control these emissions. However, no decision has been made nor any draft language crafted to address particulate matter emissions. The rule is scheduled for final adoption in the fourth quarter of 2007, an effective date of early 2008, and compliance is required within five years (2013). Northern Indiana will closely monitor developments in this area and at this time cannot accurately estimate the timing or cost of any emission controls that may be required.
In September 2004, the EPA issued a Notice of Violation to Northern Indiana alleging violations of the new source review provisions of the Clean Air Act. An adverse outcome in this matter could require capital expenditures beyond the EPA requirements that cannot be determined at this time and could require payment of substantial penalties. On April 2, 2007, in Environmental Defense v. Duke Energy Corp, the US Supreme Court overturned a Fourth Circuit Court decision related to the determination of a ‘modification’ under the Clean Air Act’s new source review program. The Supreme Court ruled that under the new source review program that an ‘annual emission increase’ test must be applied and rejected Duke Energy Corp’s arguments and a Fourth Circuit Court decision that a ‘maximum hourly’ test was appropriate. The case will now go back to the trial court to address whether or not a

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
‘modification’ occurred and whether Duke Energy Corp is required to install pollution control devices and pay any penalties.
Local air quality has improved in three counties in which Northern Indiana generating assets are located. In recognition of this improvement, the IDEM submitted petitions to the EPA seeking redesignation of the Indiana counties of Lake, Porter and LaPorte to attainment of the eight-hour ozone NAAQS. The IDEM met technical and procedural requirements for the EPA approval of these petitions. On April 9, 2007, the EPA announced it is proposing to approve the redesignation request for LaPorte County. Formal EPA rulemaking will begin upon publication of the EPA notice in an upcoming Federal Register. The EPA approval is pending for Lake and Porter counties. Upon promulgation of the EPA and subsequent IDEM regulations to implement the redesignations to attainment, new source review rules are expected to change from nonattainment new source review rules to the less onerous prevention of significant deterioration rules while measures responsible for existing emission reductions would continue. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the outcome or timing of the approval of the petitions.
Indiana is in the process of developing a rule to implement the EPA CAMR. Preliminary adoption is anticipated in May with final adoption expected in the fourth quarter of 2007. The IDEM has indicated emergency rulemaking is also scheduled in order to allocate 2010 emission allowances under the proposed Indiana CAMR allocation methodology and avoid initial allocations under the EPA FIP provisions. The EPA FIP rule, published December 22, 2006, is intended only as a backstop for states such as Indiana that missed the November 17, 2006 submittal deadline but is working diligently to finalize the state rule. The FIP would be rescinded upon EPA acceptance of the Indiana rule. Northern Indiana will closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
Water.
On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. On January 25, 2007, the Second Circuit in a court decision on the Phase II 316(b) rule, remanded for EPA reconsideration the options providing flexibility for meeting the requirements of the rule. On March 20, 2007, the EPA issued a guidance memo advising its Regional Administrators that the Agency considers the 316(b), Phase II Rule governing cooling water withdrawals suspended and will be issuing a Federal Register notice to that effect. The guidance tells Regional Administrators that permits should include 316(b) provisions based on the permit writer’s “best professional judgment.” The EPA will need to propose a revised 316(b) rule to address the areas remanded by the court decision. Northern Indiana will closely monitor the EPA rule developments.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
14. Changes in Common Stockholders’ Equity and Comprehensive Income
The following table displays the changes in Common Stockholders’ Equity and Comprehensive Income for the first quarter of 2007 and 2006.

			Additional		Accum
	Common	Treasury	Paid-In	Retained	Other Comp		Comp
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2007	$2.7	$(21.2)	$3,998.3	$1,012.9	$20.9	$5,013.6

Adjustment to initially apply new measurement date pursuant to SFAS No. 158, net of tax				(6.8)		(6.8)
Adjustment to initially apply FIN 48, net of tax				(0.8)		(0.8)

Beginning balance, as adjusted	$2.7	$(21.2)	$3,998.3	$1,005.3	$20.9	$5,006.0
Comprehensive Income:
Net Income				216.7		216.7	216.7
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					(2.1)	(2.1)	(2.1)
Net unrealized gains on derivatives qualifying as cash flow hedges (b)					28.2	28.2	28.2
Unrecognized Pension Benefit and OPEB cost (c)					3.2	3.2	3.2

Total comprehensive income							246.0
Dividends:
Common shares				(126.0)		(126.0)
Treasury stock acquired		(1.5)				(1.5)
Issued:
Common stock issuance Employee stock purchase plan			0.2			0.2
Long-term incentive plan			2.3			2.3
Amortization of Long-term incentive Plan			0.3			0.3

Balance March 31, 2007	$2.7	$(22.7)	$4,001.1	$1,096.0	$50.2	$5,127.3

			Additional		Accum
	Common	Treasury	Paid-In	Retained	Other Comp		Comp
(in millions)	Shares	Shares	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2006	$2.7	$(15.1)	$3,969.4	$981.6	$(5.6)	$4,933.0

Comprehensive Income:
Net Income				172.9		172.9	172.9
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					(0.3)	(0.3)	(0.3)
Net unrealized gains on derivatives qualifying as cash flow hedges (b)					(51.0)	(51.0)	(51.0)

Total comprehensive income							121.6
Dividends:
Common shares				(125.4)		(125.4)
Treasury stock acquired		(5.9)				(5.9)
Issued:
Common stock issuance Employee stock purchase plan			0.2			0.2
Long-term incentive plan			0.7			0.7
Amortization of Long-Term Incentive Plan			0.3			0.3

Balance March 31, 2006	$2.7	$(21.0)	$3,970.6	$1,029.1	$(56.9)	$4,924.5

(a) Net unrealized losses on available for sale securities, net of $1.1 million and $0.2 million tax benefit in the first quarter 2007 and 2006, respectively.
(b) Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $18.8 million tax expense and $28.9 million tax benefit in the first quarter of 2007 and 2006, respectively.
(c) Unrecognized pension benefit and OPEB costs, net of $1.8 million in the first quarter of 2007.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
15. Accumulated Other Comprehensive Income
The following table displays the components of Accumulated Other Comprehensive Income, which is included in “Common stock equity,” on the Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(in millions)	2007	2006

Other comprehensive income (loss), before taxes:
Unrealized gains on securities	$0.7	$3.9
Tax (expense) on unrealized gains on securities	(0.6)	(1.7)
Unrealized gains on cash flow hedges	90.8	43.8
Tax (expense) on unrealized gains on cash flow hedges	(31.2)	(12.4)
Unrecognized pension benefit and OPEB costs	(15.2)	(20.2)
Tax benefit on unrecognized pension benefit and OPEB costs	5.7	7.5

Total Accumulated Other Comprehensive Income, net of taxes	$50.2	$20.9

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

Three Months Ended March 31, (in millions)	2007	2006

REVENUES
Gas Distribution Operations
Unaffiliated	2,106.9	2,180.3
Intersegment	8.2	4.4

Total	2,115.1	2,184.7

Gas Transmission and Storage Operations
Unaffiliated	163.7	158.7
Intersegment	66.1	73.1

Total	229.8	231.8

Electric Operations
Unaffiliated	326.7	306.5
Intersegment	0.4	0.4

Total	327.1	306.9

Other Operations
Unaffiliated	296.5	327.2
Intersegment	17.1	15.2

Total	313.6	342.4

Adjustments and eliminations	(91.9)	(93.3)

Consolidated Revenues	$2,893.7	$2,972.5

Operating Income (Loss)
Gas Distribution Operations	261.4	206.0
Gas Transmission and Storage Operations	107.0	110.3
Electric Operations	73.0	68.1
Other Operations	(3.3)	(10.1)
Corporate	(3.5)	(6.7)

Consolidated Operating Income	$434.6	$367.6

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
The following Management’s Discussion and Analysis should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
For the three months ended March 31, 2007, NiSource reported income from continuing operations before cumulative effect of change in accounting principle of $209.1 million, or $0.76 per basic share, compared to $173.0 million, or $0.63 per basic share in 2006.
The increase in income from continuing operations before cumulative effect of changes in accounting principle was primarily due to the following factors:
•	Unfavorable weather during the first quarter of 2006 significantly decreased Gas Distribution Operations net revenues last year. NiSource’s gas markets experienced 13% warmer weather compared to normal weather during the first quarter of 2006.

•	Gas Distribution Operations net revenues also increased from higher commercial and industrial sales and margins, residential and commercial customer growth, and regulatory initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	Electric Operations net revenue increased due to lower unrecoverable MISO costs, increased wholesale margins, and customer growth partially offset by the timing of revenue credits.

•	Decreased operating losses in Other Operations driven primarily by Whiting Clean Energy. See the discussion below under the heading “Whiting Clean Energy”.
These increases were partially offset by the following items:
•	Operation and maintenance expenses increases due to higher employee and administrative expenses, generation and maintenance costs, and depreciation charges.

•	Higher effective tax rate for the first quarter of 2007 as compared to comparable period last year. The effective tax rate for 2007 is 37.2%. Last year’s effective tax rate of 35.4% was favorably impacted by state deferred income tax adjustments recorded during the first quarter of 2006.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Financial and Strategic Review
NiSource’s senior management and Board are continuing the strategic and financial review process initiated during 2006 to unlock the underlying value of the company’s asset base and position it for the future. NiSource intends to provide an update on results of the review process by the end of May 2007.
Four-Point Platform for Growth
NiSource has established four key initiatives to build a platform for long-term, sustainable growth: commercial and regulatory initiatives; commercial growth and expansion of the gas transmission and storage business; financial management of the balance sheet; and process and expense management. Following are updates to the four-point plan for growth:
Commercial and Regulatory Initiatives
Whiting Clean Energy. On December 18, 2006, Whiting Clean Energy and BP executed an amendment which materially changed the terms of the ESA under which Whiting Clean Energy provides steam to BP. The improved results from this agreement, reflected in the first quarter results, are expected to continue through the remainder of 2007. This improvement is reflected in the results from the Other Operations segment, which has been producing negative results for a number of years. Other Operations reported an operating loss of $3.3 million for the first quarter of 2007, versus an operating loss of $10.1 million for the comparable 2006 period. The profitability of the Whiting Clean Energy project will continue to be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns and the steam requirements for BP’s oil refinery.
Customer Conservation. First quarter 2007 results were generally in line with management’s belief that declines in customer demand experienced during 2006 were a response to higher market prices for natural gas, particularly in the aftermath of the 2005 hurricane season. As prices decreased during the later part of 2006, both usage erosion and customer attrition levels began to moderate. However, NiSource remains focused on the effects of customer conservation and is taking steps to address this issue. NiSource is developing and pursuing a number of regulatory initiatives throughout its distribution markets to mitigate the impact of conservation and customer attrition either through broader rate proceedings or specific mechanisms such as rate design, decoupling or other initiatives developed to moderate the impact of conservation.
Rate Developments. NiSource is moving forward on regulatory initiatives across several distribution company markets. Whether through full rate case filings or other approaches, NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs to enhance our infrastructure. Rate case planning activities are underway at Bay State and Columbia of Pennsylvania, with filings anticipated later this year or in early 2008. Also, at Columbia of Ohio, stakeholder meetings have been initiated in an effort to meet the respective needs of all parties in shaping the future regulatory, commercial and investment model for Columbia of Ohio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
On February 1, 2007, Columbia of Kentucky filed a base rate case requesting an increase in rates of $12.6 million, or approximately 8%. Included in the filing is a request for approval of an accelerated main replacement cost recovery mechanism, in order to facilitate replacement of certain parts of Columbia of Kentucky’s natural gas distribution system. Also, included are proposals to help offset the effects of recent usage declines and increased customer attrition. Hearings are expected to be held in the third quarter of 2007, with new rates expected to be in effect by the fourth quarter of 2007.
In mid 2006, Northern Indiana filed a petition which simplifies gas distribution rates, stabilizes revenues and provides for energy efficiency funding. Northern Indiana filed its detailed case in this proceeding in January 2007, based upon lengthy and detailed discussion with stakeholders. Following a February 27, 2007 evidentiary hearing, Northern Indiana filed an unopposed Form of Order, with the IURC on March 9, 2007. Northern Indiana expects a final order in the cause in the second quarter of 2007.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory matters.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Sales of Shorter-Term Transportation and Storage Services. Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. Columbia Transmission entered into contracts that represented revenues in excess of $45 million of shorter-term business for 2006. Stabilization in the natural gas market did moderate optimization revenues somewhat during the first quarter of 2007. Columbia Transmission and Columbia Gulf plan to continue offering these shorter-term transportation and storage services. Customer requirements for these services will vary according to market conditions which include such factors as commodity price volatility, geographic price differentials and the physical capacity and capabilities of the pipeline network.
Hardy Storage. Columbia Transmission and a subsidiary of Piedmont reached an agreement to jointly develop a major new underground natural gas storage field to help meet increased market demand for natural gas in the eastern United States. On October 26, 2006, Hardy Storage filed an application seeking to amend the November 1, 2005 order to revise the initial rates and estimated costs for the project pursuant to executed settlement agreements with Hardy Storage’s customers. The certificate amendment was approved by FERC on March 15, 2007. Hardy Storage was approved to go in-service on March 29, 2007 and began injecting gas into storage on April 1, 2007. This project will ultimately deliver 176,000 Dth per day of new firm storage services. Those services are fully subscribed under 15-year contracts with four mid-Atlantic utilities. Columbia Gas Transmission is expanding its transmission system to accommodate the new Hardy Storage Project volumes.
Other Growth Projects. Eastern Market Expansion, a combined storage and transportation project designed to meet core market growth in the mid-Atlantic region that already has binding customer agreements, continues with NEPA pre-filing activities. Columbia Transmission expects to make its certificate application for the 2009 project with the FERC in the second quarter of 2007.
Columbia Gulf held a successful open season in March of 2007 to provide increased access to southern Louisiana markets. With planned in-service dates in the third and fourth quarters of 2007, Columbia Gulf will make firm deliveries in excess of 300,000 Dth per day to the Henry Hub and to Transcontinental Gas Pipeline at two expanded points of interconnection.
Process and Expense Management
IBM Agreement. During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM is providing a broad range of business transformation and outsourcing services to NiSource. As a part of the transformation initiatives, many new information technology systems and process changes had an accelerated time-line for completion, which created the risk of operational delays, potential errors and control failures which could impact NiSource and its financial condition. In August 2006, NiSource and IBM decided to delay further implementation of certain information technology systems due to difficulties encountered with the first wave of new system implementations. In early 2007, a high-level team of NiSource and IBM

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
resources began an overall reassessment of the outsourcing initiative primarily to focus on operational and transformational improvements and develop an integrated plan that enables NiSource to achieve its business objectives going forward. In the first quarter of 2007, this assessment resulted in NiSource deciding to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed assets, and budgeting. The joint team is continuing to review other areas of focus targeted for improvement. The delay in the transformation projects and the ongoing reassessment of the relationship is likely to result in a reduction in the projected cost savings.
Results of Operations
Quarter Ended March 31, 2007
Net Income
NiSource reported net income of $216.7 million, or $0.79 per basic share, for the three months ended March 31, 2007, compared to net income of $172.9 million, or $0.63 per basic share, for the first quarter 2006. Operating income was $434.6 million, an increase of $67.0 million from the same period in 2006. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2007 were 273.6 million compared to 272.3 million at March 31, 2006.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. An increase in operating expenses of $7.9 million was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2007, were $1,062.5 million, an $81.7 million increase from the same period last year. Excluding the impact of $7.9 million of trackers discussed above, net revenues increased by $73.8 million. This increase in net revenues was primarily due to favorable weather in the first quarter of 2007 compared to the first quarter of 2006 impacting Gas Distribution Operations by approximately $42 million and increased commercial and industrial sales and customer growth within Gas Distribution Operations amounting to $7.5 million. Net revenues from Electric Operations also increased $8.8 million primarily as a result of increased residential and commercial customers and usage of approximately $8 million, increased wholesaler margins amounting to $2.9 million and lower unrecoverable MISO costs included in cost of sales of $2.1 million. These increases in Electric Operations net revenues were partially offset by lower industrial volumes amounting to $4.1 million and the timing of revenue credits of $3.0 million. Whiting Clean Energy had reduced losses of $4.5 million compared to the same period last year impacting Other Operations net revenues.
Expenses
Operating expenses for the first quarter 2007 were $629.4 million, an increase of $16.4 million from the 2006 period. Excluding expenses that are recovered through regulatory trackers, that increase both operating expenses and net revenues (see discussion above), operating expenses were up $8.5 million. This increase was primarily due to higher employee and administrative expenses of $14.4 million, largely due to increased service costs associated with the IBM agreement, and increased electric generation and maintenance costs of $4.0 million. These increases were mainly offset by the impact of higher expenses incurred in the same period last year for transition costs totaling $8.3 million associated with the IBM agreement.
Other Income (Deductions)
Interest expense, net was $98.6 million for the quarter, an increase of $3.3 million compared to the first quarter 2006. This increase was due primarily to higher short-term interest rates. Other, net was a loss of $2.8 million for the current quarter compared to a loss of $3.4 million for the comparable 2006 period due to costs associated with the sale of accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Income Taxes
Income tax for the first quarter of 2007 was $124.1 million, an increase of $29.3 million compared to the first quarter of 2006 due primarily to higher pretax income and a higher effective tax rate. The effective tax rate for the quarter ended March 31, 2007 was 37.2% compared to 35.4% for the comparable period last year. The 1.8% increase is primarily the result of reductions in deferred state income tax liabilities that were recorded in the first quarter of 2006.
Discontinued Operations
Results from Discontinued Operations for the first quarter of 2007 includes a $7.5 million reduction, net of taxes, in the liability for unrecognized tax benefits and $0.9 million in related interest, net of taxes, associated with the issuance of additional tax guidance in the first quarter of 2007.
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
Operating Activities
Net cash from operating activities for the three months ended March 31, 2007 was $780.0 million, an increase of $51.0 million from the three months ended March 31, 2006. There were significant sources of cash generated from weather and pricing impacts on inventory, accounts payable, and exchange gas. However, these sources of cash were largely offset by uses of cash from changes in accounts receivable and underrecovered gas and fuel costs. These gas related activities, when combined with their impact on deferred taxes, generated most of the increase in working capital quarter over quarter.
Investing Activities
Capital expenditures of $152.1 million in the first three months of 2007 were $28.9 million higher than the comparable 2006 period. The spending for the first three months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in 2007 compared to last year, mainly for increased integrity-management improvements in the Gas Transmission and Storage Operations segment and expenditures to replace key components within the Electric Operations segment in addition to new business projects.
Restricted cash was $61.2 million and $142.5 million for the periods ended March 31, 2007 and December 31, 2006, respectively. The decrease in restricted cash was due primarily to volatility in forward gas prices during the first quarter of 2007 which resulted in decreased margin deposits on open derivative contracts.
Financing Activities
On July 29, 2003, NiSource filed a shelf registration statement with the SEC to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource’s pre-existing shelf capacity, provided an aggregate $2.8 billion of total issuance capacity. As of March 31, 2007, NiSource’s remaining shelf capacity was $850 million.
Long-term Debt. During 2006, NiSource funded the redemption of $434.4 million of long-term debt with cash from operations and an increase of short term borrowings. NiSource decided not to issue new long-term debt until the strategic and financial review is completed. NiSource intends to provide an update on results of the review process by the end of May 2007.

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
Credit Facilities. During July 2006, NiSource Finance amended its $1.25 billion five-year revolving credit facility increasing the aggregate commitment level to $1.5 billion, extending the termination date by one year to July 2011, and reduced the cost of borrowing. The amended facility will help maintain a reasonable cushion of short-term liquidity in anticipation of continuing volatile natural gas prices. During November 2006, NiSource Finance entered into a $300 million three-month revolving credit agreement with Dresdner Kleinwort that expired February 15, 2007.
NiSource Finance had outstanding credit facility borrowings of $620.0 million at March 31, 2007, at a weighted average interest rate of 5.67%, and borrowings of $1,193.0 million at December 31, 2006, at a weighted average interest rate of 5.68%. As of March 31, 2007 and December 31, 2006, NiSource Finance had $77.5 million and $81.9 million of stand-by letters of credit outstanding, respectively. At March 31, 2007, $46.1 million of the $77.5 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $31.4 million of stand-by letters of credit outstanding at March 31, 2007, $28.0 million resided under NiSource Finance’s five-year credit facility and $3.4 million resided under an uncommitted arrangement with another financial institution. As of March 31, 2007, $852.0 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The agreement was amended on July 1, 2006 increasing the program limit from $300 million to $350 million and extending the expiration date to June 29, 2007. As of March 31, 2007, $350 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement under the term of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 21, 2007, and can be renewed if mutually agreed to by both parties. As of March 31, 2007, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Contractual Obligations. On January 1, 2007, NiSource adopted the provisions of FIN 48. The adoption of FIN 48 did not have a significant impact on NiSource’s liability for unrecognized tax benefits. The total amount of the liability for unrecognized tax benefits was $16.0 million as of the date of adoption, and $7.0 million at March 31, 2007. Refer to Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $6.9 million for the three months ended March 31, 2007, respectively.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for the gas marketing and derivative portfolios on an average, high and low basis was $0.1 million, $0.2 million and zero during the first quarter of 2007, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. Power and gas derivative contracts entered into to manage price risk associated with Whiting Clean Energy are limited to quantities surrounding the physical generation capacity of Whiting Clean Energy and the gas requirements to operate the facility.
Refer to Note 8, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
NiSource has issued guarantees that support up to approximately $617.3 million of commodity-related payments for its current subsidiaries involved in energy commodity contracts and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets.
NiSource has purchase and sales agreement guarantees totaling $82.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 8, “Risk Management and Energy Trading Activities,” and Note 13-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
Other Information
Recently Adopted Accounting Pronouncements
SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans by requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, among other changes. In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158 requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of the plan assets and the benefit obligation. On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits will reflect the updated measurement date valuations.
With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities that would otherwise have been recorded to accumulated other comprehensive income.
Refer to Note 10, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for additional information.
FIN 48 — Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. When determining whether a tax position meets this 50% threshold, it is to be based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.
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
When it adopted SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. Other than the requirement for expensing stock options, outstanding share-based awards will continue to be accounted for substantially as they are currently. As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested awards amounted to $11.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted for certain conditions for early adoption. NiSource is currently reviewing the provisions of SFAS No. 159 to determine whether to elect fair value measurement for any of its financial assets or liabilities when it adopts this standard in 2008.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended March 31, (in millions)	2007		2006

Net Revenues
Sales Revenues	$2,115.1		$2,184.7
Less: Cost of gas sold	1,491.7		1,624.2

Net Revenues	623.4		560.5

Operating Expenses
Operation and maintenance	237.1		228.5
Depreciation and amortization	58.4		57.3
Impairment and gain on sale of assets	(0.3)		—
Other taxes	66.8		68.7

Total Operating Expenses	362.0		354.5

Operating Income	$261.4		$206.0

Revenues ($ in Millions)
Residential	1,305.2		1,482.4
Commercial	472.7		552.6
Industrial	99.6		115.4
Off System	128.0		95.3
Other	109.6		(61.0)

Total	2,115.1		2,184.7

Sales and Transportation (MMDth)
Residential	135.5		116.6
Commercial	77.9		69.0
Industrial	106.5		98.1
Off System	18.6		10.8
Other	0.3		0.3

Total	338.8		294.8

Heating Degree Days	2,623		2,273
Normal Heating Degree Days	2,636		2,625
% Colder (Warmer) than Normal	(0%	)	(13%	)

Customers
Residential	3,090,502		3,065,814
Commercial	295,151		291,922
Industrial	8,253		8,403
Other	75		59

Total	3,393,981		3,366,198

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Regulatory Matters
Significant Rate Developments. On February 1, 2007, Columbia of Kentucky filed a base rate case requesting an increase in rates of $12.6 million, or approximately 8%. Included in the filing is a request for approval of an accelerated main replacement cost recovery mechanism, in order to facilitate replacement of certain parts of Columbia of Kentucky’s natural gas distribution system. Also, included are proposals to help offset the effects of recent usage declines and increased customer attrition. Hearings are expected to be held in the third quarter of 2007, with new rates expected to be in effect by the fourth quarter.
In mid 2006, Northern Indiana filed a petition which simplifies gas distribution rates, stabilizes revenues and provides for energy efficiency funding. Northern Indiana filed its detailed case in this proceeding in January 2007, based upon lengthy and detailed discussion with stakeholders. Following a February 27, 2007 evidentiary hearing, Northern Indiana filed an unopposed Form of Order, with the IURC on March 9, 2007. Northern Indiana expects a final order in the second quarter of 2007.
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
Certain of the NiSource distribution companies are embarking upon plans to replace significant portions of their operating systems that are nearing the end of their useful life. Those companies are currently evaluating requests for increases in rates in order to allow recovery of the additional capital expenditures required for such plans. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. Currently, Columbia of Pennsylvania and Columbia of Ohio are evaluating such plans and filings.
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO, and have been found to be prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these certain types of risers on its distribution system. Columbia of Ohio estimates that the cost to identify and replace the risers will approximate $200 million. On March 2, 2007, Columbia of Ohio filed a request with the PUCO seeking authority to defer the expenses from its investigation of risers on its system. On April 25, 2007, Columbia of Ohio filed an application with the PUCO seeking authority to recover the expenses for which it is seeking deferral authorization, and all other riser replacement-related costs, through an automatic adjustment mechanism for the infrastructure replacement program.
Customer Usage. The NiSource distribution companies continue to experience declining usage by customers, due in large part to the sensitivity of sales to volatile commodity prices. A significant portion of the LDC’s operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. Many of NiSource’s LDCs are evaluating mechanisms that would “de-couple” the recovery of fixed costs from throughput, and implement

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
recovery mechanisms that more closely link the recovery of fixed costs with fixed charges. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing such changes.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of March 31, 2007, a reserve has been recorded to cover probable environmental response actions. Refer to Note 13-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $0.2 million for the first quarter of 2007 and the restructuring liability remaining at March 31, 2007 was $1.4 million. Refer to Note 4, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operation’s territories for the first quarter of 2007 was comparable to normal and 15% colder than the comparable quarter in 2006.
Throughput
Total volumes sold and transported of 338.8 MMDth for the first quarter of 2007 increased 44.0 MMDth from the same period last year. This increase in volume was due to cooler weather and increased off-system sales in the current period compared to the same period last year.
Net Revenues
Net revenues for the three months ended March 31, 2007 were $623.4 million, an increase of $62.9 million from the same period in 2006, due to the impact of cooler weather amounting to approximately $42 million, increased commercial and industrial sales and customer growth of $7.5 million and an increase from regulatory trackers of $5.5 million, which are primarily offset in operating expenses.
Operating Income
For the first quarter of 2007, Gas Distribution Operations reported operating income of $261.4 million compared to operating income of $206.0 million for the same period in 2006. The increase in operating income was primarily attributable to increased net revenues described above. Operation and maintenance expenses, after adjusting for increased expenses of $5.5 million that are recovered through regulatory trackers and corresponding increases in net revenues, increased by $3.1 million compared to the same period last year. Increases in employee and administrative expenses of $11.2 million, which include higher cost associated with the IBM agreement, were mainly offset by the impact of higher expenses incurred in the same period last year for transition and new system development costs totaling $6.1 million associated with the IBM agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Three Months Ended March 31, (in millions)	2007	2006

Operating Revenues
Transportation revenues	$182.9	$184.2
Storage revenues	45.9	44.4
Other revenues	1.0	3.2

Total Operating Revenues	229.8	231.8
Less: Cost of gas sold	(0.5)	5.4

Net Revenues	230.3	226.4

Operating Expenses
Operation and maintenance	80.7	72.3
Depreciation and amortization	29.0	28.7
Other taxes	15.1	14.9

Total Operating Expenses	124.8	115.9

Equity Earnings (Loss) in Unconsolidated Affiliates	1.5	(0.2)

Operating Income	$107.0	$110.3

Throughput (MMDth)
Columbia Transmission
Market Area	385.2	328.5
Columbia Gulf
Mainline	147.1	161.6
Short-haul	40.5	16.6
Columbia Pipeline Deep Water	0.8	2.9
Crossroads Gas Pipeline	10.2	11.0
Granite State Pipeline	11.6	11.6
Intrasegment eliminations	(128.2)	(156.3)

Total	467.2	375.9

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
Proposed Millennium Pipeline Project
Millennium received FERC approval for a pipeline project, in which Columbia Transmission is participating and will serve as operator, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin Gas Transmission Co. at Ramapo, New York. The Millennium partnership is currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%). Columbia Transmission will be the operator.
The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, Iroquois, and Islander East collectively referred to as the “Companion Pipelines.” The December 21, 2006 certificate order also granted the necessary project approvals to the Companion Pipelines. In addition, Millennium has received requested tax relief in New York. Millennium is in the process of bidding and analyzing the project costs for both 2007 and 2008. If the cost review determines the Millennium Project is still

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
economically viable, construction will start in the spring of 2007 with a projected in-service date of November 1, 2008.
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
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received favorable orders on November 1, 2005. On October 26, 2006, Hardy Storage filed an application seeking to amend the November 1, 2005 order to revise the initial rates and estimated costs for the project pursuant to executed settlement agreements with Hardy Storage’s customers. The certificate amendment was approved by FERC on March 15, 2007. Hardy Storage was approved to go in-service on March 29, 2007 and began injecting gas into storage on April 1, 2007.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of Hardy Storage. Under the financing agreements, Columbia Transmission issued guarantees securing payment for amounts issued in connection with Hardy Storage up until such time as the project is placed in service and satisfies certain performance criteria. Additional information on this guarantee is provided in Note 13-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements.
Other Growth Projects
Eastern Market Expansion, a combined storage and transportation project designed to meet core market growth in the mid-Atlantic region that already has binding customer agreements, continues with NEPA pre-filing activities. Columbia Transmission expects to make its certificate application for the 2009 project with the FERC in the second quarter of 2007.
Columbia Gulf held a successful open season in March of 2007 to provide increased access to southern Louisiana markets. With planned in-service dates in the third and fourth quarters of 2007, Columbia Gulf will make firm deliveries in excess of 300,000 Dth per day to the Henry Hub and to Transcontinental Gas Pipeline at two expanded points of interconnection.
Sales of Shorter-Term Transportation and Storage Services
Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. Columbia Transmission entered into contracts that represented revenues in excess of $45 million of shorter-term business for 2006. Stabilization in the natural gas market did moderate optimization revenues somewhat during the first quarter of 2007. Columbia Transmission and Columbia Gulf plan to continue offering these shorter-term transportation and storage services. Customer requirements for these services will vary according to market conditions which include such factors as commodity price volatility, geographic price differentials and the physical capacity and capabilities of the pipeline network.
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
In the declaratory order, the FERC also referred the matter to the Office of Enforcement to determine if there should be any action taken against Columbia Gulf for failing to comply with prior orders that directed Columbia Gulf to allow Tennessee Gas Pipeline to make an interconnection. While disappointed with the FERC’s referral of this matter to the Office of Enforcement, Columbia Gulf has cooperated with the Office of Enforcement’s investigation. Columbia Gulf believes that an acceptable resolution of this matter can be reached during the second quarter 2007, which may include the payment of a fine by Columbia Gulf, the amount of which cannot be predicted at this time.
Columbia Gulf and Columbia Transmission are also cooperating with FERC on an informal non-public investigation of certain operating practices regarding tariff services offered by those companies. At this time, the companies cannot predict what the result of that investigation will be, but the FERC has indicated that it may seek to impose fines and possibly seek other remedies as well.
Tax Matters
On July 28, 2006, the Ohio Board of Tax Appeals issued a favorable decision in the matter of Columbia Gas Transmission Corporation vs. Thomas M. Zaino, Tax Commissioner of Ohio. The Board ruled that Columbia Transmission’s Ohio operations fall within the statutory definition of both a “natural gas company” and a “pipeline company” and that Columbia Transmission’s property is to be assessed at the significantly lower “natural gas company” assessment ratio beginning with the 2001 tax year. The Ohio Tax Commissioner appealed the decision to the Ohio Supreme Court on July 31, 2006, which is scheduled to hear the issue during the second quarter of 2007. The final outcome of the case and its impact on the financial statements are uncertain at this time.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of March 31, 2007, a reserve has been recorded to cover probable environmental response actions. Refer to Note 13-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $0.5 million for the first quarter of 2007 and the restructuring liability remaining at March 31, 2007 was $1.9 million. Refer to Note 4, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Transmission and Storage Operations segment.
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 467.2 MMDth for the first quarter of 2007, compared to 375.9 MMDth for the same period in 2006. The increase of 91.3 MMDth is due primarily to cooler weather in 2007 versus 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Net Revenues
Net revenues were $230.3 million for the first quarter of 2007, an increase of $3.9 million from the same period in 2006, primarily due to increased subscriptions for firm transportation services and insurance proceeds from a business interruption claim.
Operating Income
Operating income was $107.0 million for the first quarter of 2007 compared to $110.3 million in the first quarter of 2006. Increases in net revenues described above were more than offset by increased operation and maintenance expenses of $8.4 million. Operation and maintenance expenses increased as a result of higher employee and administrative costs of $3.8 million, increased property insurance costs of $2.0 million and increases in other maintenance and outside service costs. The increased property insurance costs were mainly attributable to insurance premiums for offshore and onshore facilities located in or near the Gulf of Mexico.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three Months Ended March 31, (in millions)	2007	2006

Net Revenues
Sales revenues	$327.1	$306.9
Less: Cost of sales	128.7	117.3

Net Revenues	198.4	189.6

Operating Expenses
Operation and maintenance	61.8	60.5
Depreciation and amortization	48.0	46.1
Other taxes	15.6	14.9

Total Operating Expenses	125.4	121.5

Operating Income	$73.0	$68.1

Revenues ($ in millions)
Residential	93.0	80.9
Commercial	89.8	82.4
Industrial	129.0	125.5
Wholesale	11.3	5.5
Other	4.0	12.6

Total	327.1	306.9

Sales (Gigawatt Hours)
Residential	845.2	761.1
Commercial	928.0	894.0
Industrial	2,341.8	2,437.4
Wholesale	137.3	152.1
Other	26.7	28.6

Total	4,279.0	4,273.2

Electric Customers
Residential	398,493	395,653
Commercial	52,199	51,313
Industrial	2,512	2,521
Wholesale	4	8
Other	757	762

Total	453,965	450,257

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 454 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.
Electric Supply
Northern Indiana has identified a need for additional resources to meet its electric customers’ demand in the coming years. To assess options to meet this need, a Request for Proposal for purchases of power (including renewable energy) and demand reducing options was issued. The bids are to provide power in the long term. These bids are being evaluated and compared to other options including building different types of power plants, entering into a natural gas purchase contract to provide low cost gas for power production and restarting the Mitchell Station. No commitment to pursue any specific option or group of options has been made. Management anticipates that the evaluation of options will continue through 2007.

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
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $13.7 million and $10.7 million were recognized for electric customers for the first quarter of 2007 and 2006, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding the administrative fees and non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first quarter of 2007 administrative fees of $1.3 million and non-fuel costs of $0.9 million were deferred. Total MISO costs deferred through March 31, 2007 were $6.5 million.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to April 1, 2005. This resettlement is scheduled to commence in July 2007. Although the amount of resettlements applicable to Northern Indiana cannot be quantified at this time, it is not expected to be material.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a standard, quarterly, “summary” regulatory proceeding in Indiana (FAC). Northern Indiana has historically been found prudent in the procurement of fuel and purchased power.
In July 2006, the IURC issued an order creating a sub-docket in FAC 71 based upon a motion by interveners, the Industrial Group and La Porte County. The motion requested an investigation into Northern Indiana’s generation and purchases practices that could not be fully considered in a summary proceeding. The sub-docket will also address concerns raised by the OUCC related to the reasonableness of recovering financial hedging transactions within the FAC. Subsequently, the IURC has approved FAC 72, 73 and 74 subject to the sub-docket in FAC 71. Amounts collected pursuant to FAC 71, 72, 73 and 74 are subject to refund based upon the final order in the sub-docket. A hearing in the FAC 71 sub-docket is scheduled for the second quarter of 2007 and an order anticipated before the end of 2007.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 13, 2006, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $312.8 million. On April 11, 2007, the IURC approved EER-9 and EER-4 for capital expenditures (net of accumulated depreciation) and operating expenses of $222.2 million and $14.1 million, through December 31, 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
On December 8, 2006, Northern Indiana filed a petition requesting a certificate of public convenience and necessity for clean coal technology projects, to address the first phase of CAIR and CAMR. The request included initiating ongoing review of the construction of the projects; finding that the projects constitute “qualified pollution control property” and are eligible for the rate-making treatment; finding that the projects constitute “clean coal and energy projects” and finding that the projects are reasonable and necessary and therefore eligible for the financial incentives; approving accounting, rate-making treatment, cost recovery and other relief in connection with Northern Indiana’s clean coal technology, qualified pollution control property and clean coal and energy projects. Testimony was filed in February 2007 requesting approval of $23 million of cost estimates for the projects. The hearing is scheduled for May 22, 2007.
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
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of March 31, 2007, a reserve has been recorded to cover probable environmental response actions. Refer to Note 13-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the first quarter of 2007 were 4,279.0 gwh, compared to 4,273.2 gwh in the first quarter of 2006. Increases in residential and commercial sales were mostly offset by decreased industrial sales due to lower usage for the first three months of 2007 compared to the same period last year.
Net Revenues
In the first quarter of 2007, electric net revenues of $198.4 million increased by $8.8 million from the comparable 2006 period. This improvement was primarily a result of increased residential and commercial customers and usage of approximately $8 million, increased wholesale margins amounting to $2.9 million and lower unrecoverable MISO costs of $2.1 million included in cost of sales. These increases in net revenues were partially offset by lower industrial volumes amounting to $4.1 million and the timing of revenue credits.
Operating Income
Operating income for the first quarter of 2007 was $73.0 million, an increase of $4.9 million from the same period in 2006. The increase in operating income was due to increased net revenues described above partially offset by increased operating expenses of $3.9 million. Operating expenses increased primarily due to higher electric generation and maintenance expenses of $4.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

Three Months Ended March 31, (in millions)	2007	2006

Net Revenues
Products and services revenue	$313.6	$342.4
Less: Cost of products purchased	301.7	336.8

Net Revenues	11.9	5.6

Operating Expenses
Operation and maintenance	10.6	12.4
Depreciation and amortization	2.6	2.8
Impairment and gain on loss of assets	—	(1.6)
Other taxes	2.0	2.1

Total Operating Expenses	15.2	15.7

Operating Loss	$(3.3)	$(10.1)

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
PEI Holdings, Inc.
Whiting Clean Energy. On December 18, 2006, Whiting Clean Energy and BP executed an amendment which materially changed the terms of the ESA under which Whiting Clean Energy provides steam to BP. The agreement specifies a planned termination of the ESA at the end of 2009, with options for BP to extend the term one additional year under renegotiated steam pricing. Whiting Clean Energy accrued $17.0 million in costs associated with contract termination terms under the agreement. In addition, the amendment provides BP an option, valid for 180 days from the amendment’s effective date, for BP to purchase the facility free of liens for $100 million. Management believes it is unlikely that BP will exercise this option. The carrying amount of the Whiting Clean Energy facility is approximately $275 million.
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
Net Revenues
Net revenues of $11.9 million for the first quarter of 2007 increased by $6.3 million from the first quarter of 2006, as a result of higher revenues from the Whiting Clean Energy facility of $4.5 and increased commercial and industrial gas marketing revenues of $2.0 million.
Operating Loss
Other Operations reported an operating loss of $3.3 million for the first quarter of 2007, versus an operating loss of $10.1 million for the comparable 2006 period. The decrease in the operating loss primarily resulted from increased net revenues described above.

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
As a part of this transformation, many new information technology systems and process changes have an accelerated time-line for completion increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition. In August, 2006, NiSource and IBM decided to delay further implementation of certain information technology systems beyond January 1, 2007 due to difficulties encountered with the first wave of new system implementations. A high-level team of NiSource and IBM resources have been assigned to reassess some of the systems and processes involved to ensure a successful implementation. In the first quarter of 2007, this assessment resulted in NiSource deciding to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed assets, and budgeting. The joint team is continuing to review other areas of focus targeted for improvement.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007 the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. The defendants filed motions with the trial court challenging the award and the trial court held a hearing in March on these motions. Unless the trial court substantially revises the jury’s verdict, the defendants intend to appeal the judgment to the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. NiSource has not established a reserve for the punitive damages portion of the verdict.
2.	John Thacker, et al. v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
On February 8, 2007, Plaintiff filed this purported class action, alleging that Chesapeake Appalachia, L.L.C. (“Chesapeake”) has failed to pay royalty owners the correct amounts pursuant to the provisions of their oil and gas leases covering real property located within the state of Kentucky. Columbia has assumed the defense of Chesapeake in this matter pursuant to the provisions of the Stock Purchase Agreement dated July 3, 2003, among Columbia, NiSource, and Triana, Chesapeake’s predecessor in interest. Plaintiffs filed an amended complaint on March 19, 2007, which, among other things, added NiSource and Columbia as defendants.

ITEM 1A. RISK FACTORS
NiSource Inc.
NiSource’s recent outsourcing initiative and service agreement with IBM may not achieve the level of savings that was originally anticipated. Additionally, many associated changes in systems and personnel are being made, increasing operational and control risk during transition, which may have an impact on the business and its financial condition.
NiSource’s original expectation of the 10-year agreement with IBM was that it could deliver as much as $530 million in gross savings in operating and capital costs. As part of the proposed transformation initiatives under that agreement, many new information technology systems and process changes had an accelerated time-line for completion. In August 2006, NiSource and IBM decided to delay further implementation of certain technology systems beyond January 1, 2007 due to difficulties encountered with the first wave of new system implementations. At the beginning of 2007, a high-level team of NiSource and IBM resources began a joint reassessment of the relationship, including the transformation projects that were part of the original agreement. In the first quarter of 2007, this assessment resulted in NiSource deciding to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed assets, and budgeting. The joint team is continuing to review other areas of focus targeted for improvement. The delay in the transformation projects and the ongoing reassessment of the relationship is likely to result in a reduction in the projected cost savings.
Other than the risk factor disclosed above, there were no other material changes from the risk factors disclosed in NiSource’s 2006 Form 10-K filed on March 1, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
NiSource Inc.
(10.1)	NiSource Corporate Incentive Plan (Restated, with administrative changes only, effective January 1, 2007). * **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
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

NiSource Inc.
(Registrant)

Date: May 4, 2007	By:	/s/ Jeffrey W. Grossman
Jeffrey W. Grossman
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)