Form 10-Q
period 2007-06-30
NISOURCE INC/DE
filed 2007-08-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes   ☐    No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 274,161,140 shares outstanding at July 31, 2007.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2007

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
AFUDC	Allowance for funds used during construction
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
BBA	British Banker Association
Bcf	Billion cubic feet
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
Dth	dekatherms
ECRM	Environmental Cost Recovery Mechanism

DEFINED TERMS (continued)

ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESA	Energy Sales Agreement
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109
FIP	federal implementation plan
FTRs	Financial Transmission Rights
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
INGAA	Interstate Natural Gas Association of America
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
Piedmont	Piedmont Natural Gas Company, Inc.
ppm	parts per million
PPS	Price Protection Service
PUCO	Public Utilities Commission of Ohio
SEC	Securities and Exchange Commission
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Statements of Consolidated Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, except per share amounts)	2007	2006	2007	2006

Net Revenues
Gas Distribution	$771.4	$605.3	$2,670.7	$2,603.5
Gas Transportation and Storage	226.2	220.5	574.0	541.1
Electric	333.3	301.9	659.2	607.6
Other	246.2	183.8	566.9	531.8

Gross Revenues	1,577.1	1,311.5	4,470.8	4,284.0
Cost of Sales (excluding depreciation and amortization)	885.1	670.4	2,716.3	2,662.1

Total Net Revenues	692.0	641.1	1,754.5	1,621.9

Operating Expenses
Operation and maintenance	342.9	306.9	728.8	679.2
Depreciation and amortization	138.2	138.0	277.2	274.8
Impairment and gain on sale of assets	6.3	2.9	9.2	3.8
Other taxes	65.0	60.7	166.6	163.7

Total Operating Expenses	552.4	508.5	1,181.8	1,121.5

Equity Earnings (Loss) in Unconsolidated Affiliates	3.7	0.1	5.2	(0.1)

Operating Income	143.3	132.7	577.9	500.3

Other Income (Deductions)
Interest expense, net	(98.1)	(93.4)	(196.7)	(188.7)
Dividend requirement on preferred stock of subsidiaries	—	—	—	(1.1)
Other, net	(0.4)	(2.7)	(3.2)	(6.1)
Loss on early redemption of preferred stock	—	(0.7)	—	(0.7)

Total Other Income (Deductions)	(98.5)	(96.8)	(199.9)	(196.6)

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	44.8	35.9	378.0	303.7
Income Taxes	16.6	13.8	140.7	108.6

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	28.2	22.1	237.3	195.1

Income (Loss) from Discontinued Operations — net of taxes	(0.7)	(1.4)	0.3	(1.9)
Gain (Loss) on Disposition of Discontinued Operations — net of taxes	(0.8)	0.3	5.8	0.3

Income Before Change in Accounting Principle	26.7	21.0	243.4	193.5

Cumulative Effect of Change in Accounting Principle — net of taxes	—	—	—	0.4

Net Income	$26.7	$21.0	$243.4	$193.9

Basic Earnings Per Share ($)
Continuing operations	$0.11	$0.08	$0.87	$0.71
Discontinued operations	(0.01)	—	0.02	—

Basic Earnings Per Share	$0.10	$0.08	$0.89	$0.71

Diluted Earnings Per Share ($)
Continuing operations	$0.11	$0.08	$0.87	$0.71
Discontinued operations	(0.01)	—	0.02	—

Diluted Earnings Per Share	$0.10	$0.08	$0.89	$0.71

Dividends Declared Per Common Share	$0.23	$0.23	$0.69	$0.69

Basic Average Common Shares Outstanding (millions)	273.8	272.4	273.7	272.4
Diluted Average Common Shares (millions)	274.9	273.2	274.8	273.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions)	2007	2006

ASSETS
Property, Plant and Equipment
Utility Plant	$17,462.9	$17,194.9
Accumulated depreciation and amortization	(8,000.0)	(7,850.0)

Net utility plant	9,462.9	9,344.9

Other property, at cost, less accumulated depreciation	342.0	349.6

Net Property, Plant and Equipment	9,804.9	9,694.5

Investments and Other Assets
Assets of discontinued operations and assets held for sale	45.2	43.0
Unconsolidated affiliates	94.5	59.6
Other investments	106.7	116.1

Total Investments and Other Assets	246.4	218.7

Current Assets
Cash and cash equivalents	23.0	33.1
Restricted cash	66.9	142.5
Accounts receivable (less reserve of $58.6 and $42.1, respectively)	681.9	866.3
Gas inventory	283.8	550.5
Underrecovered gas and fuel costs	134.1	163.2
Materials and supplies, at average cost	87.6	89.0
Electric production fuel, at average cost	57.3	63.9
Price risk management assets	136.1	237.7
Exchange gas receivable	385.2	252.3
Regulatory assets	232.0	272.7
Prepayments and other	61.7	111.7

Total Current Assets	2,149.6	2,782.9

Other Assets
Price risk management assets	21.5	49.9
Regulatory assets	1,012.4	1,127.3
Goodwill	3,677.3	3,677.3
Intangible assets	428.9	435.7
Deferred charges and other	163.6	170.2

Total Other Assets	5,303.7	5,460.4

Total Assets	$17,504.6	$18,156.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	June 30,	December 31,
(in millions, except share amounts)	2007	2006

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 274,149,933 and 273,654,180 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in capital	4,007.6	3,998.3
Retained earnings	1,059.6	1,012.9
Accumulated other comprehensive income	27.9	20.9
Treasury stock	(23.3)	(21.2)

Total Common Stockholders’ Equity	5,074.5	5,013.6
Long-term debt, excluding amounts due within one year	5,124.3	5,146.2

Total Capitalization	10,198.8	10,159.8

Current Liabilities
Current portion of long-term debt	56.7	93.3
Short-term borrowings	1,021.5	1,193.0
Accounts payable	546.3	713.1
Dividends declared	63.1	—
Customer deposits	108.4	108.4
Taxes accrued	241.3	196.0
Interest accrued	84.5	107.1
Overrecovered gas and fuel costs	48.1	126.7
Price risk management liabilities	75.3	259.4
Exchange gas payable	500.5	396.6
Deferred revenue	48.7	55.9
Regulatory liabilities	41.5	40.7
Accrued liability for postretirement and postemployment benefits	4.7	4.7
Other accruals	405.9	526.3

Total Current Liabilities	3,246.5	3,821.2

Other Liabilities and Deferred Credits
Price risk management liabilities	45.0	38.2
Deferred income taxes	1,537.6	1,553.7
Deferred investment tax credits	57.5	61.5
Deferred credits	117.8	119.3
Deferred revenue	6.6	21.9
Accrued liability for postretirement and postemployment benefits	649.6	799.5
Liabilities of discontinued operations and liabilities held for sale	9.9	11.9
Regulatory liabilities and other removal costs	1,313.5	1,253.8
Asset retirement obligations	135.1	131.6
Other noncurrent liabilities	186.7	184.1

Total Other Liabilities and Deferred Credits	4,059.3	4,175.5

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$17,504.6	$18,156.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2007	2006

Operating Activities
Net income	$243.4	$193.9
Adjustments to reconcile net income to net cash from continuing operations:
Loss on early redemption of preferred stock	—	0.7
Depreciation and amortization	277.2	274.8
Net changes in price risk management assets and liabilities	(1.5)	16.7
Deferred income taxes and investment tax credits	(14.1)	(108.3)
Deferred revenue	(22.4)	(32.5)
Stock compensation expense	1.3	3.1
Gain on sale of assets	(0.5)	(0.9)
Loss on impairment of assets	9.7	4.7
Cumulative effect of change in accounting principle, net of taxes	—	(0.4)
Income from unconsolidated affiliates	(7.7)	(2.3)
Gain on disposition of discontinued operations — net of taxes	(5.8)	(0.3)
Loss (Income) from discontinued operations — net of taxes	(0.3)	1.9
Amortization of discount/premium on debt	3.6	3.9
AFUDC Equity	(1.9)	—
Changes in assets and liabilities:
Accounts receivable	168.2	793.8
Inventories	286.4	259.6
Accounts payable	(146.1)	(547.2)
Customer deposits	—	2.5
Taxes accrued	34.2	13.4
Interest accrued	(17.4)	3.9
(Under) Overrecovered gas and fuel costs	(49.5)	458.1
Exchange gas receivable/payable	(43.5)	(172.8)
Other accruals	(141.2)	(155.5)
Prepayments and other current assets	50.0	37.5
Regulatory assets/liabilities	16.6	(25.5)
Postretirement and postemployment benefits	(51.7)	1.1
Deferred credits	(3.6)	(7.7)
Deferred charges and other noncurrent assets	5.1	(8.4)
Other noncurrent liabilities	(1.1)	16.5

Net Operating Activities from Continuing Operations	587.4	1,024.3
Net Operating Activities from Discontinued Operations	0.5	0.7

Net Cash Flows from Operating Activities	587.9	1,025.0

Investing Activities
Capital expenditures	(331.7)	(271.8)
Proceeds from disposition of assets	2.3	7.6
Restricted cash	75.6	(43.5)
Other investing activities	(9.0)	3.0

Net Cash Flows used for Investing Activities	(262.8)	(304.7)

Financing Activities
Issuance of long-term debt	2.3	—
Retirement of long-term debt	(45.6)	(42.5)
Change in short-term debt	(171.5)	(478.0)
Retirement of preferred stock	—	(81.1)
Issuance of common stock	7.7	2.1
Acquisition of treasury stock	(2.1)	(5.9)
Dividends paid — common stock	(126.0)	(126.4)

Net Cash Flows used for Financing Activities	(335.2)	(731.8)

Decrease in cash and cash equivalents	(10.1)	(11.5)
Cash and cash equivalents at beginning of year	33.1	69.4

Cash and cash equivalents at end of period	$23.0	$57.9

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$218.3	$185.1
Interest capitalized	7.8	4.2
Cash paid for income taxes	86.8	166.0
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans by requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, among other changes. In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158 requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of the plan assets and the benefit obligation. On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations.
With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities that would otherwise have been recorded to accumulated other comprehensive income.
Refer to Note 11, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for additional information.
FIN 48 – Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. When determining whether a tax position meets the more-likely-than-not recognition threshold, it is to be based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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
When it adopted SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. Other than the requirement for expensing stock options, outstanding share-based awards will continue to be accounted for substantially as they are currently. Refer to Note 13, “Share-Based Compensation,” in the Notes to Consolidated Financial Statements for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 157 – Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. NiSource is currently reviewing the provisions of SFAS No. 157 to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively, with limited exceptions.
SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted for certain conditions for early adoption. NiSource is currently reviewing the provisions of SFAS No. 159 to determine whether to elect fair value measurement for any of its financial assets or liabilities when it adopts this standard in 2008.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2007	2006	2007	2006

Denominator
Basic average common shares outstanding	273,817	272,399	273,706	272,371
Dilutive potential common shares
Nonqualified stock options	301	81	337	63
Shares contingently issuable under employee stock plans	626	560	626	560
Shares restricted under employee stock plans	174	126	168	114

Diluted Average Common Shares	274,918	273,166	274,837	273,108

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
4. Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The IBM Agreement is for ten years with a transition period that ended on December 31, 2006. As of June 30, 2007, 873 employees were terminated as a result of the IBM Agreement, of which 1 employee was terminated during the quarter and six months ended June 30, 2007.
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. As of June 30, 2007, 13 employees were terminated as a result of the executive initiative, of which 1 employee was terminated during the six months ended June 30, 2007. In part, this reduction has come through anticipated attrition and consolidation of basic positions.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. As of June 30, 2007, 1,566 employees were terminated, of which no employees were terminated during the quarter and six months ended June 30, 2007. Of the $3.0 million remaining restructuring liability from the Columbia merger and related initiatives, $2.7 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2006	Benefits Paid	Adjustments	June 30, 2007

Outsourcing initiative	$2.1	$(0.1)	$—	$2.0
Executive initiative	1.2	(0.4)	—	0.8
Columbia merger and related initiatives	3.8	(1.2)	0.4	3.0

Total	$7.1	$(1.7)	$0.4	$5.8

5. Discontinued Operations and Assets Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet at June 30, 2007 were:

	NDC	NiSource	NiSource
	Douglas	Corporate	Development	Lake Erie	Columbia
(in millions)	Properties	Services	Company	Land	Transmission	Total

Assets of discontinued operations and held for sale
Property, plant and equipment, net	$8.5	$9.5	$1.8	$15.3	$9.0	$44.1
Other assets	1.1	—	—	—	—	1.1

Assets of discontinued operations and held for sale	$9.6	$9.5	$1.8	$15.3	$9.0	$45.2

Liabilities of discontinued operations and held for sale
Debt	$(8.4)	$—	$—	$—	$—	$(8.4)
Other liabilities	(1.5)	—	—	—	—	(1.5)

Liabilities of discontinued operations and held for sale	$(9.9)	$—	$—	$—	$—	$(9.9)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet at December 31, 2006 were:

	NDC	NiSource	NiSource
	Douglas	Corporate	Development	Lake Erie	Columbia
(in millions)	Properties	Services	Company	Land	Transmission	Total

Assets of discontinued operations and held for sale
Property, plant and equipment, net	$10.4	$12.7	$1.8	$4.3	$12.4	$41.6
Other assets	1.2	—	—	0.2	—	1.4

Assets of discontinued operations and held for sale	$11.6	$12.7	$1.8	$4.5	$12.4	$43.0

Liabilities of discontinued operations and held for sale
Accounts payable	$(0.4)	$—	$—	$—	$—	$(0.4)
Debt	(10.0)	—	—	—	—	(10.0)
Other liabilities	(1.5)	—	—	—	—	(1.5)

Liabilities of discontinued operations and held for sale	$(11.9)	$—	$—	$—	$—	$(11.9)

Assets classified as discontinued operations or held for sale are no longer depreciated.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. Two of these investments were disposed of during 2006 and three other investments are expected to be sold or disposed of during 2007 and mid 2008. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations. An impairment loss of $2.3 million was recorded in the second quarter of 2006, due to the current book value exceeding the estimated fair value of these investments.
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
In March 2005, Lake Erie Land, which is wholly owned by NiSource began accounting for the operations of the Sand Creek Golf Club as discontinued operations. In June 2006, the assets of the Sand Creek Golf Club, valued at $11.9 million, and additional properties were sold to a private real estate development group. An after-tax loss of $0.2 million was recorded in June 2006. As a result of the June 2006 transaction, property estimated to be sold to the private developer during the next twelve months has been recorded as assets held for sale.
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. NiSource has accounted for the assets of these facilities as assets held for sale.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Results from discontinued operations from NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land and reserve changes for NiSource’s former exploration and production subsidiary, CER, and Transcom are provided in the following table:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006

Revenues from Discontinued Operations	$0.5	$1.9	$1.1	$3.3

Income (Loss) from discontinued operations	(0.3)	(2.3)	1.1	(3.1)
Income tax expense (benefit)	0.4	(0.9)	0.8	(1.2)

Income (Loss) from Discontinued Operations — net of taxes	$(0.7)	$(1.4)	$0.3	$(1.9)

Gain (Loss) on Disposition of Discontinued Operations - net of taxes	$(0.8)	$0.3	$5.8	$0.3

Results from Discontinued Operations for the first six months of 2007 includes a $7.5 million reduction, net of taxes, in the liability for unrecognized tax benefits and $0.9 million in related interest, net of taxes, associated with the issuance of additional tax guidance in the first quarter of 2007.
6. Asset Retirement Obligations
NiSource accounts for its asset retirement obligations in accordance with SFAS No. 143 and FIN 47. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Condensed Consolidated Balance Sheets.
NiSource activity for asset retirement obligations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006

Accretion expense	$0.2	$0.2	$0.4	$0.5
Accretion recorded as a regulatory asset	1.6	1.7	3.1	3.2

Increase in Asset Retirement Obligation Liability	$1.8	$1.9	$3.5	$3.7

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
On May 9, 2007, the IURC approved Northern Indiana’s petition to simplify rates, stabilize revenues and provide for energy efficiency funding. The Order adopts a new rate structure that enhances Northern Indiana’s ability to increase revenues and provides incremental funding for an energy efficiency program.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO, and have been found to be prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these certain types of risers on its distribution system. Columbia of Ohio estimates that the cost to identify and replace the risers will approximate $200 million. On March 2, 2007, Columbia of Ohio filed a request with the PUCO seeking authority to defer the expenses from its investigation of risers on its system. On April 25, 2007, Columbia of Ohio filed an application with the PUCO seeking authority to recover the expenses for which it is seeking deferral authorization, and all other riser replacement-related costs, through an automatic adjustment mechanism for the infrastructure replacement program. On July 11, 2007, the PUCO issued an Order in this matter, directing Columbia of Ohio to assume responsibility for future repair and replacement of certain service lines and risers, and the removal and replacement of all risers prone to failure. The PUCO also granted Columbia of Ohio authority for the deferral of certain costs related to the implementation of the PUCO’s Order. Subsequent proceedings will determine the appropriateness of and, methodology for, recovery of deferred costs from customers.
Customer Usage. The NiSource distribution companies have experienced declining usage by customers, due in large part to the sensitivity of sales to volatile commodity prices. A significant portion of the LDC’s operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. Many of NiSource’s LDCs are evaluating mechanisms that would “de-couple” the recovery of fixed costs from throughput, and implement recovery mechanisms that more closely link the recovery of fixed costs with fixed charges. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing such changes.
Gas Transmission and Storage Operations Regulatory Matters
Significant FERC Developments. On June 30, 2005, the FERC issued the “Order on Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance was January 1, 2006 after which all assessment costs have been recorded as operating expenses. The rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. In November, 2005, the INGAA sought review of the matter before the U. S. Court of Appeals for the D.C. Circuit (INGAA V. FERC, No. 05-1426). On July 24, 2007, the Court denied the INGAA’s petition for review, effectively affirming the FERC’s Order.
On July 20, 2006, the FERC issued a declaratory order in response to a petition filed by Tennessee Gas Pipeline. The petition related to a Tennessee Gas Pipeline request to establish an interconnection with the Columbia Gulf operated portion of the Blue Water Pipeline system. The interconnection was placed in service on October 1, 2006. On December 29, 2006, Columbia Gulf filed in the D.C. Circuit Court of Appeals a Petition for Review of the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
FERC’s July 20, 2006 order and a subsequent order denying Columbia Gulf’s Request for Rehearing. In the declaratory order, the FERC also referred the matter to the Office of Enforcement to determine if any action should be taken against Columbia Gulf for failing to comply with prior orders that directed Columbia Gulf to allow Tennessee Gas Pipeline to make an interconnection. To resolve this matter, Columbia Gulf entered into a Stipulation and Consent Agreement dated May 21, 2007 as a voluntary agreement between Columbia Gulf and the Office of Enforcement of the FERC. Under the terms of the agreement, Columbia Gulf agreed to pay a penalty of $2 million to the United States Treasury. Columbia Gulf’s acceptance of the terms of the Stipulation and Consent Agreement is not an acknowledgement that any of its actions related to this dispute constitute a violation of law or of the FERC’s statutes, regulations, orders or policies. Columbia Gulf has asserted, and continues to believe, that it did not deliberately violate any FERC order. The December 29, 2006 D.C. Circuit Court of Appeals Petition for Review was withdrawn pursuant to the terms of the agreement with the FERC.
Columbia Gulf and Columbia Transmission are also cooperating with the FERC on an informal non-public investigation of certain operating practices regarding tariff services offered by those companies. At this time, the companies cannot predict what the result of that investigation will be, but the FERC has indicated that it may seek to impose fines and possibly seek other remedies as well.
Millennium Pipeline Project. Millennium received FERC approval for a pipeline project, in which Columbia Transmission is participating, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin Gas Transmission Co. at Ramapo, New York. The Millennium partnership is currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%). Columbia Transmission will be the operator.
The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, and Iroquois collectively referred to as the “Companion Pipelines.” The December 21, 2006 certificate order also granted the necessary project approvals to the Companion Pipelines. Construction began on June 22, 2007 with a projected in-service date of November 1, 2008.
Hardy Storage Project. Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received favorable orders on November 1, 2005. On October 26, 2006, Hardy Storage filed an application seeking to amend the November 1, 2005 order to revise the initial rates and estimated costs for the project pursuant to executed settlement agreements with Hardy Storage’s customers. The certificate amendment was approved by FERC on March 15, 2007. Hardy Storage began injecting gas into storage on April 1, 2007.
Eastern Market Expansion Project. On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The expansion will add 97,000 Dth per day of storage and transportation capacity and is fully contracted on a long-term, firm basis. Columbia Transmission requested FERC approval by December 2007 and proposed to place the Eastern Market Expansion in service by spring 2009.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Electric Operations Regulatory Matters
Significant Rate Developments. To settle a proceeding regarding Northern Indiana’s request to recover intermediate dispatchable power costs, Northern Indiana has agreed to file an electric base rate case on or before July 1, 2008.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $27.7 million and $22.9 million were recognized for electric customers for the first half of 2007 and 2006, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first half of 2007 non-fuel costs were $3.1 million. Of that amount, $3.0 million was deferred and $0.1 million was expensed. In addition, administrative fees of $2.8 million were deferred. Total MISO costs deferred were $10.3 million as of June 30, 2007 and $ 4.0 million as of December 31, 2006.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to April 1, 2005. This resettlement began on June 9, 2007. Northern Indiana is currently evaluating the impact of the resettlement.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Northern Indiana has historically been found prudent in the procurement of fuel and purchased power.
On November 30, 2006, Northern Indiana, Indianapolis Power & Light, Vectren Energy and the OUCC filed a petition with the IURC requesting continuation of a benchmark mechanism for determining recovery of purchase power costs through the FAC. Vectren Energy and Indianapolis Power & Light requests were approved March 22, 2007. Northern Indiana’s request is still pending.
In July 2006, the IURC issued an order creating a sub-docket in FAC 71 based upon a motion by interveners, the Industrial Group and LaPorte County. The motion requested an investigation into Northern Indiana’s generation and purchases practices that could not be fully considered in a summary proceeding. The sub-docket will also address concerns raised by the OUCC related to the reasonableness of recovering financial hedging transactions within the FAC. Subsequently, the IURC has approved FAC 72, 73, 74 and 75 subject to the sub-docket in FAC 71. Amounts collected pursuant to FAC 71, 72, 73, 74 and 75 are subject to refund based upon the final order in the sub-docket. A hearing in the FAC 71 sub-docket is scheduled for the fourth quarter of 2007 and an order anticipated before the end of 2007. Northern Indiana and the interveners are in settlement discussions covering these issues and the related case establishing a benchmark mechanism for the recovery of purchased power costs. The resolution of these issues could involve a refund obligation as well as ongoing costs.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
on an annual basis for the EERM. On December 13, 2006, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $312.8 million. On April 11, 2007, the IURC approved ECR-9 and EER-4 for capital expenditures (net of accumulated depreciation) and operating expenses of $222.2 million and $14.1 million, through December 31, 2006, respectively. ECR-10 is scheduled to be filed in the third quarter of 2007.
On July 3, 2007, Northern Indiana received an IURC order issuing a certificate of public convenience and necessity for the CAIR and CAMR Phase I Compliance Plan Projects. The order approved $23 million of cost estimates for the projects and the proposed accounting, rate-making treatment and cost recovery relief relating to the Phase I Compliance Plan Projects. Northern Indiana will include costs to be recovered in the semi annual and annual ECRM and EERM filing six months after construction costs begin.
Mitchell Station. In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana, with input from a broad based stakeholder group, is evaluating the appropriate course of action for the Mitchell Station facility in light of Northwest Indiana’s need for that property and the substantial costs associated with restarting the facility including the potential increase in level of environmental controls required. Northern Indiana has received guidance from the IDEM that any reactivation of this facility would require a preconstruction New Source Review Standards permit. Northern Indiana is reviewing the guidance and considering the next steps for generation options.
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
NiSource’s derivatives on the Condensed Consolidated Balance Sheets at June 30, 2007 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$118.9	$17.2	$136.1
Other assets	19.3	2.2	21.5

Total price risk management assets	$138.2	$19.4	$157.6

Price risk management liabilities
Current liabilities	$(53.7)	$(21.6)	$(75.3)
Other liabilities	(45.0)	—	(45.0)

Total price risk management liabilities	$(98.7)	$(21.6)	$(120.3)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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

The hedging activity for the second quarter and six months ended June 30, 2007 and 2006 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, net of taxes)	2007	2006	2007	2006

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$59.6	$99.7	$31.4	$150.7

Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	(12.6)	(13.1)	15.8	(64.8)

Reclassification adjustment for net gain included in net income	(12.4)	(1.4)	(12.6)	(0.7)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$34.6	$85.2	$34.6	$85.2

During the second quarter of 2007 and 2006, no amounts were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the second quarter of 2007 and 2006, NiSource reclassified no amounts related to its cash flow hedges from accumulated other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income of approximately $43.1 million of income, net of taxes.
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
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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
For regulatory incentive purposes, Northern Indiana enters into gas purchase contracts at first of the month prices that give counterparties the daily option to either sell an additional package of gas at first of the month prices or recall the original volume to be delivered. Northern Indiana charges a fee for this option. The changes in the fair value of these options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. However, in accordance with SFAS No. 71, Northern Indiana records the related gains and losses associated with these transactions as a regulatory asset or liability.
For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Maryland (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability in accordance with SFAS No. 71 based on the regulatory customer sharing mechanisms in place, with the remaining changes in fair value recognized currently in earnings.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Commodity price risk programs included in price risk assets and liabilities:

	June 30, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas price volatility program derivatives	$2.2	$(16.7)	$—	$(58.9)

PPS program derivatives	—	(0.7)	0.7	(7.3)

DependaBill program derivatives	—	(0.7)	0.3	(2.4)

Electric energy program derivatives	17.2	(3.6)	0.7	(1.6)

Regulatory incentive program derivatives	—	(1.3)	0.5	(1.8)

Forward purchase agreements derivatives	82.8	—	110.0	—

Total commodity price risk programs included	$102.2	$(23.0)	$112.2	$(72.0)

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
As a result of the fixed-to-variable interest rate swap transactions referenced above, $1,160 million of NiSource Finance’s existing long-term debt is now subject to fluctuations in interest rates. These interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt’s fair value is measured pursuant to SFAS No. 133. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years.
Interest rate risk activities programs included in price risk management assets and liabilities:

	June 30, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities

Interest rate swap derivatives	$—	$(43.7)	$—	$(27.3)

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Marketing and power programs included in price risk management assets and liabilities:

	June 30, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas marketing derivatives	$54.0	$(53.6)	$174.3	$(198.3)

Power forward derivatives	1.4	—	1.1	—

Total marketing and power programs	$55.4	$(53.6)	$175.4	$(198.3)

9. Goodwill Assets
NiSource’s goodwill assets at June 30, 2007 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill balances at June 30, 2007 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
In the quarters ended June 30, 2007 and June 30, 2006, NiSource performed its annual impairment test of goodwill associated with the purchases of Columbia, Northern Indiana Fuel and Light and Kokomo Gas. The results of the June 30, 2007 and June 30, 2006 impairment tests indicated that no impairment charge was required. For the purpose of testing for impairment the goodwill recorded in the acquisition of Columbia, the related subsidiaries were aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. NiSource uses the discounted cash flow method to estimate the fair value of its reporting units for the purposes of this test.
10. Income Taxes
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.9 million to the opening balance of retained earnings, which includes the adjustment to the liability for unrecognized tax benefits shown below. The total amount of the liability for unrecognized tax benefits as of the date of adoption was $16.0 million, which was included in “Other noncurrent liabilities,” on the Condensed Consolidated Balance Sheets. As a result of the implementation of FIN 48, NiSource recognized the following changes in the liability for unrecognized tax benefits:

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, New Hampshire, Maine, Louisiana, Mississippi, Maryland, Illinois, New Jersey and New York.
Because NiSource is part of the IRS’s Large and Mid-Size Business program, each year’s federal income tax return is typically audited by the IRS. Tax years through 1998 have been audited and are settled and closed to further assessment. Years 1999 through 2002 have been audited and all issues have been settled with the IRS. Two issues that had been petitioned to the Tax Court and subsequently settled require Tax Court approval, which is expected shortly. The audit of tax years 2003 and 2004 was concluded in the second quarter of 2007 with all issues being agreed to between the IRS and NiSource. The audit of tax years 2005 and 2006 is expected to commence in the fourth quarter of 2007.
The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are filed. There are no state income tax audits currently in progress.
NiSource’s interim effective tax rates reflect the estimated annual effective tax rate for 2007 and 2006, respectively, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarter ended June 30, 2007 and June 30, 2006 were 37.1% and 38.4%, respectively. The effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The six months ended June 30, 2007 Condensed Consolidated Balance Sheet reflects a reduction of $12.1 million in the liability for unrecognized tax benefits from the January 1, 2007 amount. In the first quarter of 2007, the liability was reduced by $1.5 million to reflect negotiations associated with the 1999-2002 Tax Court petition and by $7.5 million as discussed in Note 5, “Discontinued Operations and Assets Held for Sale.” In the second quarter of 2007, NiSource reclassified $3.5 million of its liability for unrecognized tax benefits to Taxes Accrued to reflect the pending settlement of the Tax Court petition and the completion of the 2003-2004 IRS audit. With additional accrued liability of $0.4 million in the second quarter of 2007, NiSource’s ending liability for unrecognized tax benefits as of June 30, 2007 was $3.9 million. These reductions did not materially impact the effective tax rate. NiSource does not anticipate any significant changes to its liability for unrecognized tax benefits over the next twelve months.
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
As of December 31, 2006, NiSource used September 30 as its measurement date for its pension and postretirement benefit plans. On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations. In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158 requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of the plan assets and the benefit obligation.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides NiSource’s various postretirement benefit plans’ funded status at January 1, 2007, based on a December 31, 2006 measurement date compared to the funded status of NiSource’s various postretirement benefit plans at December 31, 2006 based on a September 30, 2006 measurement date:

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
NiSource expects to make contributions of $50.4 million to its pension plans and $52.3 million to its other postretirement benefit plans during 2007. Through June 30, 2007, NiSource has contributed $48.0 million to its pension plans and $21.9 million to its other postretirement benefit plans.
The following tables provide the components of the plans’ net periodic benefits cost for the second quarter and six months ended June 30, 2007 and 2006:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2007	2006	2007	2006

Components of Net Periodic Benefit Cost
Service cost	$10.3	$10.6	$2.5	$2.4
Interest cost	31.9	31.3	10.9	10.1
Expected return on assets	(46.7)	(43.9)	(5.3)	(4.6)
Amortization of transitional obligation	—	—	2.0	2.0
Amortization of prior service cost	1.4	1.5	0.1	0.1
Recognized actuarial loss	2.0	4.6	1.5	1.5

Total Net Periodic Benefits Cost	$(1.1)	$4.1	$11.7	$11.5

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2007	2006	2007	2006

Components of Net Periodic Benefit Cost
Service cost	$20.6	$21.3	$4.9	$4.7
Interest cost	63.8	62.5	21.8	20.2
Expected return on assets	(93.4)	(87.8)	(10.5)	(9.2)
Amortization of transitional obligation	—	—	4.0	4.0
Amortization of prior service cost	2.8	3.0	0.2	0.2
Recognized actuarial loss	4.0	9.2	3.0	3.1

Total Net Periodic Benefits Cost	$(2.2)	$8.2	$23.4	$23.0

12. Redemption of Preferred Stock
On April 14, 2006, Northern Indiana redeemed all of its outstanding cumulative preferred stock, having a total redemption value of $81.6 million.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
13. Share-Based Compensation
NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, performance units, contingent stock awards and dividend equivalents payable on grants of options, performance units and contingent stock awards. At June 30, 2007, there were approximately 26.7 million shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $1.3 million and $3.1 million during the first six months of 2007 and 2006, respectively, as well as related tax benefits of $0.5 million and $1.2 million, respectively. There were no modifications to awards as a result of the adoption of SFAS 123R.
As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested awards amounted to $9.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.4 years.
NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. There were 10,000 restricted shares outstanding at June 30, 2007, which were not a part of the time accelerated restricted stock award plan described below.
NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. The total shareholder return measures established were not met; therefore these grants do not have an accelerated vesting period. At June 30, 2007, NiSource had 571,625 awards outstanding which contained the time-accelerated provisions.
As of June 30, 2007, approximately 7.7 million options were outstanding and exercisable with a weighted average option price of $22.65.
The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. As of June 30, 2007, 89,860 restricted shares and 128,761 restricted stock units had been issued under the Plan.
During 2006, NiSource did not provide incumbent executives additional grants of options, restricted or contingent shares. No options or restricted shares were granted to employees during the six months ended June 30, 2007.
In March 2007, 320,330 contingent shares were granted. The grant date fair-value of the awards was $7.5 million, based on the market price of NiSource’s common stock at the date of grant, which will be expensed net of forfeitures over the vesting period of approximately 3 years. The shares are subject to both performance and service conditions. The performance conditions are based on achievement of a non-GAAP financial measure (net operating earnings) that NiSource defines as income from continuing operations adjusted for certain items. If the performance conditions are not met, the grants will be cancelled and the shares will be forfeited. Subsequent to meeting the performance conditions, an additional two year service period will then be required before the shares vest on December 31, 2009. If after completing the performance conditions but prior to completing the service conditions the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent shares on the date of termination. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. During the quarter and six months ended June 30, 2007, $0.6 million and $0.9 million of compensation expense, net of forfeitures, was recorded to Operation and Maintenance Expense on the Consolidated Income Statement related to this contingent stock grant.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
14. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at June 30, 2007 and the years in which they expire were:

(in millions)	Total	2007	2008	2009	2010	2011	After

Guarantees of subsidiaries debt	$4,684.8	$1.7	$8.6	$464.0	$1,004.3	$280.2	$2,926.0
Guarantees supporting commodity transactions of subsidiaries	611.2	308.8	269.4	31.8	—	—	1.2
Lines of credit	1,021.5	1,021.5	—	—	—	—	—
Letters of credit	74.0	16.6	52.1	—	—	4.3	1.0
Other guarantees	300.6	73.1	8.5	3.2	38.3	—	177.5

Total commercial commitments	$6,692.1	$1,421.7	$338.6	$499.0	$1,042.6	$284.5	$3,105.7

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $4.7 billion of debt for various wholly owned subsidiaries including Whiting Leasing, NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheet as of June 30, 2007. The subsidiaries are required to comply with certain financial covenants under the debt instruments and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $611.2 million of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate commitment level to $1.5 billion and extending the termination date by one year to July 2011. At June 30, 2007, NiSource had $1,021.5 million in short-term borrowings outstanding under its credit facility. Through the revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $74.0 million for the benefit of third parties.
Other Guarantees or Obligations. On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreements, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of June 30, 2007, Hardy Storage borrowed $126.2 million under the financing agreements, of which Columbia Transmission guaranteed $63.1 million. Columbia Transmission recorded an accrued liability of approximately $1.2 million related to the fair value of this guarantee.
NiSource has purchase and sales agreement guarantees totaling $80.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007 the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. The defendants filed motions with the trial court challenging the punitive damages award, and the trial court held a hearing in March on these motions. On June 28, 2007 the trial court issued an order upholding the punitive damages award. Several post-trial procedural steps remain before the defendants can perfect their appeal to the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. NiSource anticipates that the trial court will issue its final, appealable judgment late in the third quarter of 2007. NiSource has not established a reserve for the punitive damages portion of the verdict.
C. Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
A reserve of $76.3 million and $72.6 million has been recorded as of June 30, 2007 and December 31, 2006, respectively, to cover probable corrective actions at sites where NiSource has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, NiSource believes that any corrective actions required will not have a material effect on its financial position or results of operations.
Implementation of the fine particulate matter and ozone national ambient air quality standards may require imposition of additional controls on boilers, engines and turbines. On April 15, 2004, the EPA finalized the eight-hour ozone nonattainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from natural gas compressor stations. On March 29, 2007, the EPA signed a rule to govern implementation of the NAAQS for particulate matter (PM-2.5) that the EPA promulgated in 1997. The rule addresses a wide range of issues, including state rulemaking requirements as well as attainment demonstration requirements and deadlines. States must evaluate for potential reduction measures for the emission of particulate matter and its precursors such as SO2 and NOx. The rule includes a conditional presumption that, for power plants subject to the CAIR, compliance with CAIR would satisfy Reasonably Available Control Measures and Reasonably Available Control Technology requirements for SO2 and NOx. States must submit their State Implementation Plans to the EPA by April 2008. NiSource will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
On June 21, 2007, the EPA announced a proposed rule to tighten the NAAQS for ozone. The proposed rule includes a provision to tighten the standard from the current 0.08 ppm to between 0.070 and 0.075 ppm. For the new standard, the EPA is considering a range of options from further tightening the standard to 0.060 ppm to retaining the level at the current standard. Additionally, the EPA is proposing two alternatives for the secondary ozone standard that includes a new cumulative standard even more stringent than the primary one or establishment of the secondary standard at the level of the primary standard. Depending on the stringency and form of any such revision to the standards, the number of areas that fail to attain the standards could significantly increase across the country. If a number of areas do not meet the new standards, resulting rulemakings to implement the standards and improve air quality in these areas over the next several years could lead to additional pressure to reduce emissions of NOx, an ozone precursor, from electric generating stations, and compressor station engines and turbines. NiSource will closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls that may be required at this time.
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
Gas Distribution Operations.
There were no new environmental matters relating to Gas Distribution Operations during the first half of 2007.
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
On May 7, 2007, the Ohio EPA, issued a draft rule requiring additional NOx controls in the Cleveland/Akron ozone non-attainment area. This rule potentially impacts four Columbia Transmission compressor stations. Columbia Transmission is working closely with the Ohio EPA on rule development, and the rule is expected to be finalized in August, 2007. Compliance costs are dependant on the final outcome.
Electric Operations.
Air.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern states, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. On March 15, 2006, the EPA signed three related rulemakings providing final regulatory decisions on implementing the CAIR. The CAIR adopted by the Indiana Air Pollution Control Board became effective in late January 2007. On July 3, 2007, the IURC approved Northern Indiana’s Phase I compliance plan for meeting the initial requirements of the CAIR and this is further discussed in Electric Operations and Regulatory Matters, Cost Recovery and Trackers. Northern Indiana will continue to closely monitor developments in this area and expects to install additional emission controls for the second phase of CAIR, but cannot accurately estimate the timing or cost of the emission controls at this time.
On March 14, 2007, Indiana proposed a draft rule to implement the EPA Best Alternative Retrofit Technology requirements for reduction of regional haze. On June 6, 2007, the Indiana Air Pollution Control Board preliminarily adopted the rule as proposed. The language of the preliminarily adopted rule relies upon the provisions of the Indiana CAIR to meet requirements for NOx and SO2 and does not impose any additional control requirements on

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
coal-fired generation, including Northern Indiana, to control these emissions. The rule is scheduled for final adoption in the fourth quarter of 2007, an effective date of early 2008, and compliance is required within five years (2013). Northern Indiana will closely monitor developments in this area and at this time cannot accurately estimate the timing or cost of any emission controls that may be required.
In September 2004, the EPA issued a Notice of Violation to Northern Indiana alleging violations of the new source review provisions of the Clean Air Act. An adverse outcome in this matter could require capital expenditures beyond the EPA requirements that cannot be determined at this time and could require payment of substantial penalties. On April 2, 2007, in Environmental Defense v. Duke Energy Corp, the US Supreme Court overturned a Fourth Circuit Court decision related to the determination of a ‘modification’ under the Clean Air Act’s new source review program. The Supreme Court ruled that under the new source review program an ‘annual emission increase’ test must be applied and rejected Duke Energy Corp’s arguments and a Fourth Circuit Court decision that a ‘maximum hourly’ test was appropriate. The case will now go back to the trial court to address whether or not a ‘modification’ occurred and whether Duke Energy Corp is required to install pollution control devices and pay any penalties.
Local air quality has improved in three counties in which Northern Indiana generating assets are located. In recognition of this improvement, the IDEM submitted petitions to the EPA seeking redesignation of the Indiana counties of Lake, Porter and LaPorte to attainment of the eight-hour ozone NAAQS. The IDEM met technical and procedural requirements for the EPA approval of these petitions. On July 6, 2007, the IDEM announced the EPA regional administrator had signed the approval for the redesignation request for LaPorte County. Final rulemaking was published in the Federal Register, and became effective on July 19, 2007. The EPA approval is pending for Lake and Porter counties. Upon promulgation of the EPA and subsequent IDEM regulations to implement the redesignations to attainment, new source review rules are expected to change from nonattainment new source review rules to the less onerous prevention of significant deterioration rules while measures responsible for existing emission reductions would continue. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the outcome or timing of the approval of the petitions.
Indiana is in the process of developing a rule to implement the EPA CAMR. On May 2, 2007, the Indiana Air Pollution Control Board held a lengthy public hearing and preliminarily adopted the EPA CAMR with minor changes. An additional public hearing and final adoption are scheduled for early October 2007. The IDEM has indicated emergency rulemaking is also scheduled in order to allocate 2010 emission allowances under the proposed Indiana CAMR allocation methodology and avoid initial allocations under the EPA FIP provisions. The EPA FIP rule, published December 22, 2006, is intended only as a backstop for states such as Indiana that missed the November 17, 2006 submittal deadline but is working diligently to finalize the state rule. The FIP would be rescinded upon EPA acceptance of the Indiana rule. Northern Indiana will closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
Water.
On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. On January 25, 2007, the Second Circuit in a court decision on the Phase II 316(b) rule, remanded for EPA reconsideration the options providing flexibility for meeting the requirements of the rule. On March 20, 2007, the EPA issued a guidance memo advising its Regional Administrators that the Agency considers the 316(b), Phase II Rule governing cooling water withdrawals suspended and will be issuing a Federal Register notice to that effect. On July 9, 2007, the EPA Administrator signed a final rule suspending the Phase II rule. The notice explained why the EPA is not accepting comments on the suspension and notes that “best professional judgment” is to be used in making 316(b) decisions. The EPA will need to propose a revised 316(b) rule to address the areas remanded by the court decision. Northern Indiana will closely monitor the EPA rule developments.
On July 5, 2007, the Second Circuit Court of Appeals denied the petitions for rehearing asking the court to reconsider its remand of the Phase II 316(b) ruling. A request for certiorari to the U. S. Supreme Court has been

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
submitted, asking that the Supreme Court reverse the Second Circuit Court’s decision. The Supreme Court will decide whether to accept certiorari within 90 days.
IDEM recently issued a renewed National Pollution Discharge Elimination System Permit for the Northern Indiana’s Michigan City Generating Station. The permit requires that the facility meet the Great Lakes Initiative discharge limits for, among other things, copper. The Michigan City Generating Station has a four year compliance schedule to meet these limits, which ends April 1, 2011. Northern Indiana is evaluating alternatives for treating copper in wastewater at the Michigan City Generating Station; estimated capital costs are between $7 million and $23 million.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Changes in Common Stockholders’ Equity and Comprehensive Income
The following table displays the changes in Common Stockholders’ Equity and Comprehensive Income for the first six months of 2007 and 2006.

			Additional		Accum
	Common	Treasury	Paid-In	Retained	Other Comp		Comp
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2007	$2.7	$(21.2)	$3,998.3	$1,012.9	$20.9	$5,013.6

Adjustment to initially apply new measurement date pursuant to SFAS No. 158, net of tax				(6.8)		(6.8)
Adjustment to initially apply FIN 48, net of tax				(0.8)		(0.8)

Beginning balance, as adjusted	$2.7	$(21.2)	$3,998.3	$1,005.3	$20.9	$5,006.0
Comprehensive Income:
Net Income				243.4		243.4	243.4
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					0.3	0.3	0.3
Net unrealized gains on derivatives qualifying as cash flow hedges (b)					3.2	3.2	3.2
Unrecognized Pension Benefit and OPEB cost (c )					3.5	3.5	3.5

Total comprehensive income							250.4
Dividends:
Common shares				(189.1)		(189.1)
Treasury stock acquired		(2.1)				(2.1)
Issued:
Employee stock purchase plan			0.4			0.4
Long-term incentive plan			8.4			8.4
Amortization of Long-term incentive Plan			0.5			0.5

Balance June 30, 2007	$2.7	$(23.3)	$4,007.6	$1,059.6	$27.9	$5,074.5

			Additional		Accum
	Common	Treasury	Paid-In	Retained	Other Comp		Comp
(in millions)	Shares	Shares	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2006	$2.7	$(15.1)	$3,969.4	$981.6	$(5.6)	$4,933.0

Comprehensive Income:
Net Income				193.9		193.9	193.9
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					0.9	0.9	0.9
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(65.5)	(65.5)	(65.5)

Total comprehensive income							129.3
Dividends:
Common shares				(188.1)		(188.1)
Treasury stock acquired		(5.9)				(5.9)
Issued:
Employee stock purchase plan			0.4			0.4
Long-term incentive plan			2.5			2.5
Amortization of Long-Term Incentive Plan			0.5			0.5

Balance June 30, 2006	$2.7	$(21.0)	$3,972.8	$987.4	$(70.2)	$4,871.7

(a)	Net unrealized losses on available for sale securities, net of $0.5 million and $0.7 million tax expense in the first half of 2007 and 2006, respectively.

(b)	Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $4.7 million tax expense and $36.2 million tax benefit in the first half of 2007 and 2006, respectively.

(c)	Unrecognized pension benefit and OPEB costs, net of $2.1 million tax expense in the first half of 2007.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
16. Accumulated Other Comprehensive Income
The following table displays the components of Accumulated Other Comprehensive Income, which is included in “Common Stockholders’ Equity,” on the Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(in millions)	2007	2006

Other comprehensive income (loss), before taxes:
Unrealized gains on securities	$4.7	$3.9
Tax (expense) on unrealized gains on securities	(2.2)	(1.7)
Unrealized gains on cash flow hedges	51.6	43.8
Tax (expense) on unrealized gains on cash flow hedges	(17.1)	(12.4)
Unrecognized pension benefit and OPEB costs	(14.6)	(20.2)
Tax benefit on unrecognized pension benefit and OPEB costs	5.5	7.5

Total Accumulated Other Comprehensive Income, net of taxes	$27.9	$20.9

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
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006

REVENUES
Gas Distribution Operations
Unaffiliated	$871.4	$694.1	$2,978.3	$2,874.4
Intersegment	9.1	3.0	17.3	7.4

Total	880.5	697.1	2,995.6	2,881.8

Gas Transmission and Storage Operations
Unaffiliated	141.7	146.7	305.4	305.4
Intersegment	49.0	52.3	115.1	125.4

Total	190.7	199.0	420.5	430.8

Electric Operations
Unaffiliated	334.1	302.5	660.8	609.0
Intersegment	0.4	0.4	0.8	0.8

Total	334.5	302.9	661.6	609.8

Other Operations
Unaffiliated	228.6	168.0	525.1	495.2
Intersegment	9.5	7.4	26.6	22.6

Total	238.1	175.4	551.7	517.8

Adjustments and eliminations	(66.7)	(62.9)	(158.6)	(156.2)

Consolidated Revenues	$1,577.1	$1,311.5	$4,470.8	$4,284.0

Operating Income (Loss)
Gas Distribution Operations	$13.3	$(6.0)	$274.7	$200.0
Gas Transmission and Storage Operations	67.6	79.0	174.6	189.3
Electric Operations	64.8	63.3	137.8	131.4
Other Operations	(0.7)	(3.5)	(4.0)	(13.6)
Corporate	(1.7)	(0.1)	(5.2)	(6.8)

Consolidated Operating Income	$143.3	$132.7	$577.9	$500.3

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
For the six months ended June 30, 2007, NiSource reported income from continuing operations before cumulative effect of change in accounting principle of $237.3 million, or $0.87 per basic share, compared to $195.1 million, or $0.71 per basic share in 2006.
The increase in income from continuing operations before cumulative effect of changes in accounting principle was primarily due to the following factors:
•	Gas Distribution Operations net revenues increased from favorable weather compared to last year, higher commercial and off-system sales, customer growth, and regulatory initiatives and trackers. NiSource’s gas markets experienced 14% warmer than normal weather during the first six months of 2006 compared to weather that was on average normal this year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	Electric Operations net revenue increased due to increased wholesale margins, increased residential volumes, favorable weather versus last year and customer growth partially offset by lower industrial sales and the timing of revenue credits.

•	Operating losses in Other Operations decreased, driven primarily by Whiting Clean Energy. See the discussion below under the heading “Whiting Clean Energy”.
These increases were partially offset by the following items:
•	Operation and maintenance expenses increased due to higher employee, administrative and outside service expenses, generation and maintenance costs, uncollectible accounts and property insurance premiums. Costs associated with NiSource’s IBM Agreement were a key driver of the increased employee and administrative expenses during the quarter. NiSource and IBM are conducting a joint assessment of the services arrangement to determine what adjustments can be made to enable NiSource to achieve its business objectives going forward.

•	The effective tax rate was higher for the first six months of 2007 as compared to comparable period last year. The effective tax rate for 2007 is 37.2%. Last year’s effective tax rate of 35.8% was favorably impacted by state deferred income tax adjustments recorded during the first quarter of 2006.

•	Interest expense increased due to higher short-term interest rates and credit facility fees.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Financial and Strategic Review
On May 30, 2007, NiSource provided a report on its strategic and financial review, a comprehensive process undertaken by executive leadership, the board of directors and advisors to explore a broad range of options for unlocking the underlying value of NiSource’s asset base and strengthening the company’s position for long-term growth. NiSource also provided guidance for the fiscal year ending December 31, 2007. NiSource’s press release, dated May 30, 2007, was filed with the SEC on Form 8-K on that date.
NiSource cited that two primary conclusions were reached from the review:
First, the review confirmed that NiSource’s core asset base as currently structured and four-point business strategy are fundamentally strong, with an array of long-term organic growth prospects in each segment of its business. Even without significant structural changes, the company has a portfolio of businesses and a balanced platform for long-term growth that can deliver value to shareholders.
The assessment also evaluated a number of strategic and structural alternatives to unlock value for the company, the largest and most transformational of which would be the potential separation and sale of the NiSource’s electric assets. Although NiSource’s electric business is strong and well-aligned with the company’s overall business portfolio, the study concluded that the potential separation and sale of the electric assets, if properly structured, could provide added financial flexibility and sharpen NiSource’s strategic focus as a pure-play gas company. NiSource defined certain criteria and commitments to stakeholders necessary to proceed with such a transaction, with the understanding that this option only would be pursued if these guiding principles could be met.
Although it was clear from very advanced stages of discussions that the overall financial value to NiSource from a potential transaction could fall within an acceptable range, NiSource concluded that no transaction adequately met all the requirements necessary to proceed. Accordingly, NiSource terminated this phase of the process without a transaction taking place.
NiSource will continue to evaluate and pursue means to enhance its financial profile and provide value for stakeholders. As such, NiSource acknowledges that a separation of its gas and electric business, if properly structured, may still represent an attractive option for significantly repositioning the company. However, NiSource is not currently in discussions with any counterparties, nor is it actively pursuing the sale of its electric business. There have been no changes in NiSource’s ongoing operational plans, investment strategy, strategic approach or

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
fundamental commitments to stakeholders regarding its electric operations.
Master Limited Partnership
NiSource continues to analyze the potential formation of a Master Limited Partnership in connection with a portion of its gas transmission and storage assets and prospective growth projects. While NiSource’s analysis is ongoing and no definitive conclusions have been reached at this point, such a structure has the potential to provide additional financial flexibility and access to low cost capital, which would complement our gas transmission and storage strategy.
2007 Earnings Outlook
NiSource’s press release, dated May 30, 2007, indicated that, based on year to date experience and current and projected market conditions, net income from continuing operations for 2007 is expected to be approximately $1.36 per share. This outlook reflects improved financial performance from NiSource’s Whiting Clean Energy unit and stable margins in the company’s core utility operations, offset by the effects of increased depreciation and operating expenses, as well as reduced shorter-term optimization opportunities due to less volatile market conditions during 2007. The outlook also reflects continued moderation of residential customer usage declines in NiSource’s residential local gas distribution business and favorable weather to date.
Four-Point Platform for Growth
NiSource has established four key initiatives to build a platform for long-term, sustainable growth: commercial and regulatory initiatives; commercial growth and expansion of the gas transmission and storage business; financial management of the balance sheet; and process and expense management. Following are updates to the four-point plan for growth:
Commercial and Regulatory Initiatives
Whiting Clean Energy. On December 18, 2006, Whiting Clean Energy and BP executed an amendment which materially changed the terms of the ESA under which Whiting Clean Energy provides steam to BP. The improved results from this agreement, reflected in the first six months of 2007 results, are expected to continue through the remainder of 2007. This improvement is reflected in the results from the Other Operations segment, which has been producing negative results for a number of years. Other Operations reported an operating loss of $4.0 million for the first six months of 2007, versus an operating loss of $13.6 million for the comparable 2006 period. The profitability of the Whiting Clean Energy project will continue to be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns and the steam requirements for BP’s oil refinery.
Customer Conservation. First half of 2007 results were generally in line with management’s belief that declines in customer demand experienced during 2006 were a response to higher market prices for natural gas, particularly in the aftermath of the 2005 hurricane season. As prices decreased during the later part of 2006 and have stabilized during the first half of 2007, both usage erosion and customer attrition levels continue to moderate. However, NiSource remains focused on the effects of customer conservation and is taking steps to address this issue. NiSource is developing and pursuing a number of regulatory initiatives throughout its distribution markets to mitigate the impact of conservation and customer attrition either through broader rate proceedings or specific mechanisms such as rate design, decoupling or other initiatives developed to moderate the impact of conservation.
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
On May 9, 2007, Northern Indiana received approval from the IURC for its Rate Simplification program, which will simplify residential natural gas rates and implement an energy conservation program.

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
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Millennium Pipeline Project. In June 2007, construction began on the Millennium Pipeline, a 182-mile-long, 30-inch-diameter pipeline across New York’s Southern Tier and lower Hudson Valley. The project is expected to be completed in November 2008 and will transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. Millennium is jointly owned by affiliates of NiSource, KeySpan Corporation, and DTE Energy.
Hardy Storage Project. Hardy Storage completed its first full quarter of operations, receiving initial customer injections into its new underground natural gas storage facility in West Virginia. Injections this year will allow the field to deliver up to 100,000 Dth of natural gas per day during the 2007 winter heating season. When fully operational in 2009, the field will have a working storage capacity of 12 billion cubic feet, delivering more than 176,000 Dth of natural gas per day. NiSource’s Columbia Transmission, the operator of Hardy Storage, is expanding its natural gas transmission system to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Eastern Market Expansion Project. On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The expansion will add 97,000 Dth per day of storage and transportation capacity and is fully contracted on a long-term, firm basis. Columbia Transmission requested FERC approval by December 2007 and proposed to place the Eastern Market Expansion in service by spring 2009.
Crawford Storage Field Project. NiSource concluded successful open seasons to gauge customer interest in an expansion of its Crawford Storage Field in central Ohio by up to 10 to 15 Billion cubic feet of working gas and 175,000 to 250,000 Dth of daily deliverability. NiSource anticipates converting the strong customer response into binding contractual commitments over the next several months and placing facilities in service to enable storage injections beginning in the second quarter of 2009. The final scope of the project will be determined based on the outcome of the ongoing customer discussions.
Other Growth Projects. Columbia Gulf held a successful open season in March of 2007 to provide increased access to southern Louisiana markets. With planned in-service dates in the third and fourth quarters of 2007, Columbia Gulf entered into contracts for 375,000 Dth per day of firm capacity for delivery to the Henry Hub and to Transcontinental Gas Pipeline at two expanded points of interconnection.
Sales of Shorter-Term Transportation and Storage Services. Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. Columbia Transmission entered into contracts that represented revenues in excess of $45 million of shorter-term business for 2006. Stabilization in the natural gas market moderated these shorter-term optimization revenues during the first half of 2007. Columbia Transmission and Columbia Gulf plan to continue offering these shorter-term transportation and storage services. Customer requirements for these services will vary according to market conditions which include such factors as commodity price volatility, geographic price differentials and the physical capacity and capabilities of the pipeline network.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Process and Expense Management
IBM Agreement. During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM is providing a broad range of business transformation and outsourcing services to NiSource. As a part of the transformation initiatives, many new information technology systems and process changes had an accelerated time-line for completion, which created the risk of operational delays, potential errors and control failures which could impact NiSource and its financial condition. In August 2006, further implementation of certain information technology systems was delayed due to difficulties encountered with the first wave of new system implementations. In the first quarter of 2007, NiSource decided to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed assets, and budgeting. The transition back to NiSource of these functions commenced on June 1, 2007 and is expected to continue through the end of 2007. In early 2007, a high-level team of NiSource and IBM resources began an overall reassessment of the outsourcing initiative primarily to focus on operational and transformational improvements and remediation and develop an integrated plan that enables NiSource to achieve its business objectives going forward. The joint team is continuing to review other areas of focus targeted for improvement and remediation. The delay in the transformation projects and the ongoing reassessment of the relationship is likely to result in a reduction in the projected cost savings.
Results of Operations
Quarter Ended June 30, 2007
Net Income
NiSource reported net income of $26.7 million, or $0.10 per basic share, for the three months ended June 30, 2007, compared to net income of $21.0 million, or $0.08 per basic share, for the second quarter of 2006. Operating income was $143.3 million, an increase of $10.6 million from the same period in 2006.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. An increase in operating expenses of $8.5 million was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2007, were $692.0 million, a $50.9 million increase from the same period last year, which includes the impact of $8.5 million of trackers discussed above. This increase in net revenues was primarily due to favorable weather in the second quarter of 2007 compared to the second quarter of 2006 impacting Gas Distribution Operations by approximately $21 million and Electric Operations by approximately $7 million. Increased residential and commercial customer growth and increases attributable to regulatory initiatives and other service programs within Gas Distribution Operations increased net revenues by approximately $4 million. Electric Operations also increased as a result of higher wholesale revenues amounting to $5.8 million and increased residential customers and usage of $3.4 million. Whiting Clean Energy had increased net revenues of $4.9 million compared to the same period last year impacting Other Operations net revenues. Within Gas Transmission Operations, increased subscriptions for firm transportation services of $7.0 million were more than offset by a decrease in shorter-term transportation services and storage optimization of $11.6 million.
Expenses
Operating expenses for the second quarter of 2007 were $552.4 million, an increase of $43.9 million from the comparable 2006 period. Excluding expenses that are recovered through regulatory trackers, that increase both operating expenses and net revenues (see discussion above), operating expenses were up $36.6 million. This increase was primarily due to higher employee and administrative expenses of $18.7 million, largely due to increased service costs associated with the IBM Agreement, a $6.6 million impairment charge related to base gas at a storage field and increased outside services costs of $5.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Income (Deductions)
Interest expense, net was $98.1 million for the quarter, an increase of $4.7 million compared to the second quarter of 2006. This increase was due primarily to higher short-term interest rates and credit facility fees. Other, net was a loss of $0.4 million for the current quarter compared to a loss of $2.7 million for the comparable 2006 period due to higher interest income in the second quarter 2007 compared to the second quarter 2006.
Income Taxes
Income tax for the second quarter of 2007 was $16.6 million, an increase of $2.8 million compared to the second quarter of 2006 due primarily to higher pretax income. The effective tax rate for the quarter ended June 30, 2007 was 37.1% compared to 38.4% for the comparable period last year.
Results of Operations
Six Months Ended June 30, 2007
Net Income
NiSource reported net income of $243.4 million, or $0.89 per basic share, for the six months ended June 30, 2007, compared to $193.9 million, or $0.71 per basic share, for the first six months of 2006. Operating income was $577.9 million, an increase of $77.6 million from the same period in 2006.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. An increase in operating expenses of $14.6 million was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2007, were $1,754.5 million, a $132.6 million increase from the same period last year, which includes the impact of $14.6 million of trackers discussed above. This increase in net revenues was primarily due to favorable weather in the first six months of 2007 compared to the period in 2006 impacting Gas Distribution Operations by approximately $64 million and Electric Operations by approximately $8 million. Gas Distribution Operations net revenues also increased due to customer growth by $6.0 million, increased commercial sales and usage amounting to $4.5 million and regulatory initiatives and other service programs of approximately $7 million. Increase in net revenues from Electric Operations also included increased residential customers and usage of $9.3 million and $8.7 million of higher wholesale revenues. These increases in Electric Operations net revenues were partially offset by lower industrial volumes amounting to $7.6 million and the timing of revenue credits. Whiting Clean Energy had increased net revenues of $9.4 million compared to the same period last year impacting Other Operations net revenues. Within Gas Transmission Operations, increased subscriptions for firm transportation services of $10.6 million were more than offset by a decrease in shorter-term transportation services and storage optimization of $11.4 million.
Expenses
Operating expenses for the first six months of 2007 were $1,181.8 million, an increase of $60.3 million from the comparable 2006 period. Excluding increases in expenses that are recovered through regulatory trackers and corresponding increases in net revenues (see discussion above), operating expenses increased $46.2 million. This increase was primarily due to higher employee and administrative expenses of $31.4 million, largely due to increased service costs associated with the IBM Agreement, a $6.6 million impairment charge related to base gas at a storage field, higher electric generation expenses of $4.7 million, increased expense for uncollectible accounts of $3.9 million, increased outside services costs of $3.8 million and higher insurance premiums of $3.0 million. These increases in expenses were partially offset by the impact of $8.8 million of IBM transition costs incurred in the first six months of 2006.
Other Income (Deductions)
Interest expense, net was $196.7 million for the first six months of 2007 compared to $188.7 million for the first six months of last year. This increase of $8.0 million was mainly due to higher short-term interest rates and credit

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
facility fees. Other, net was a loss of $3.2 million for the first half of 2007 compared to a loss of $6.1 million for the comparable 2006 period due to higher interest income in the first half of 2007 compared to the first half of 2006.
Income Taxes
Income tax for the first six months of 2007 was $140.7 million, an increase of $32.1 million compared to the first six months of 2006 due primarily to higher pretax income and a higher effective tax rate. The effective tax rate for the first six months of 2007 was 37.2% compared to 35.8% for the comparable period last year.
Discontinued Operations
Results from Discontinued Operations for the first six months of 2007 includes a $7.5 million reduction, net of taxes, in the liability for unrecognized tax benefits and $0.9 million in related interest, net of taxes, associated with the issuance of additional tax guidance in the first quarter of 2007.
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
Operating Activities
Net cash flows from operating activities for the six months ended June 30, 2007 were $587.9 million, a decrease of $437.1 million from the first six months of 2006. Changes in assets and liabilities reduced net cash flows from operating activities by $562.9 million. The impacts of gas prices and weather significantly impact working capital changes. High gas prices and 5% colder than normal weather in the fourth quarter of 2005 drove significantly higher than normal accounts receivable and unrecovered gas costs balances that were subsequently collected in 2006. Conversely, the fourth quarter of 2006 was 18% warmer than normal, leading to relatively lower accounts receivable and unrecovered gas cost balances at December 31, 2006 and less cash to be collected in 2007. Increases in net income and changes in deferred taxes totaling $143.7 million reduced the impact from the changes in assets and liabilities.
Investing Activities
Capital expenditures of $331.7 million during the first six months of 2007 were $59.9 million higher than the comparable 2006 period. The spending for the first six months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in 2007 compared to last year, mainly for increased integrity-management improvements in the Gas Transmission and Storage Operations segment and expenditures to replace key components within the Electric Operations segment in addition to new business projects.
Restricted cash was $66.9 million and $142.5 million for the periods ended June 30, 2007 and December 31, 2006, respectively. The decrease in restricted cash was due primarily to volatility in forward gas contracts, which resulted in decreased margin deposits on open derivative contracts at June 30, 2007 as compared to December 31, 2006.
Financing Activities
On July 29, 2003, NiSource filed a shelf registration statement with the SEC to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource’s pre-existing shelf capacity, provided an aggregate $2.8 billion of total issuance capacity. As of June 30, 2007, NiSource’s remaining shelf capacity was $850 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Long-term Debt. During 2006, NiSource funded the redemption of $434.4 million of long-term debt with cash from operations and an increase of short term borrowings. NiSource expects to refinance the 2006 and 2007 debt maturities in the debt capital markets during the second half of 2007.
During June 2007, Northern Indiana redeemed $12.0 million of its medium-term notes with an interest rate of 7.25%.
During April 2007, NiSource redeemed $27.0 million of Capital Markets medium-term notes, with an average interest rate of 7.49%.
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
NiSource Finance had outstanding credit facility borrowings of $1,021.5 million at June 30, 2007, at a weighted average interest rate of 5.82%, and borrowings of $1,193.0 million at December 31, 2006, at a weighted average interest rate of 5.68%. As of June 30, 2007 and December 31, 2006, NiSource Finance had $74.0 million and $81.9 million of stand-by letters of credit outstanding, respectively. At June 30, 2007, $38.9 million of the $74.0 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $35.1 million of stand-by letters of credit outstanding at June 30, 2007, $31.7 million resided under NiSource Finance’s five-year credit facility and $3.4 million resided under an uncommitted arrangement with another financial institution. As of June 30, 2007, $446.8 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The agreement was recently extended for another year to June 27, 2008. As of June 30, 2007, $100.0 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement under the term of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 21, 2007, and can be renewed if mutually agreed to by both parties. As of June 30, 2007, NRC had sold $176.1 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
Contractual Obligations. On January 1, 2007, NiSource adopted the provisions of FIN 48. The adoption of FIN 48 did not have a significant impact on NiSource’s liability for unrecognized tax benefits. The total amount of the liability for unrecognized tax benefits was $16.0 million as of the date of adoption, and $3.9 million at June 30, 2007. NiSource does not anticipate any significant changes to its liability for unrecognized tax benefits over the next twelve months. Refer to Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $6.6 million and $13.4 million for the quarter and six months ended June 30, 2007, respectively.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for the gas marketing and derivative portfolios on an average, high and low basis was $0.1 million, $0.2 million and zero during the second quarter of 2007, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. Power and gas derivative contracts entered into to manage price risk associated with Whiting Clean Energy are limited to quantities surrounding the physical generation capacity of Whiting Clean Energy and the gas requirements to operate the facility.
Refer to Note 8, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
NiSource has issued guarantees that support up to approximately $611.2 million of commodity-related payments for its current subsidiaries involved in energy commodity contracts and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets.
NiSource has purchase and sales agreement guarantees totaling $80.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has other guarantees, operating leases, and lines and letters of credit outstanding. Refer to Note 8, “Risk Management and Energy Trading Activities,” and Note 14-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
Other Information
Recently Adopted Accounting Pronouncements
SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans by requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, among other changes. In the fourth quarter of 2006, NiSource

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
adopted the provisions of SFAS No. 158 requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of the plan assets and the benefit obligation. On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations.
With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities that would otherwise have been recorded to accumulated other comprehensive income.
Refer to Note 11, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for additional information.
FIN 48 – Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. When determining whether a tax position meets this 50% threshold, it is to be based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.
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
When it adopted SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. Other than the requirement for expensing stock options, outstanding share-based awards will continue to be accounted for substantially as they are currently. As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested awards amounted to $9.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.4 years.
Recently Issued Accounting Pronouncements
SFAS No. 157 – Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements.

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
SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted for certain conditions for early adoption. NiSource is currently reviewing the provisions of SFAS No. 159 to determine whether to elect fair value measurement for any of its financial assets or liabilities when it adopts this standard in 2008.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006

Net Revenues
Sales Revenues	$880.5	$697.1	$2,995.6	$2,881.8
Less: Cost of gas sold	597.0	452.2	2,088.7	2,076.4

Net Revenues	283.5	244.9	906.9	805.4

Operating Expenses
Operation and maintenance	180.0	163.3	417.1	391.8
Depreciation and amortization	58.2	58.3	116.6	115.6
Impairment and gain on sale of assets	(0.2)	—	(0.5)	—
Other taxes	32.2	29.3	99.0	98.0

Total Operating Expenses	270.2	250.9	632.2	605.4

Operating Income (Loss)	$13.3	$(6.0)	$274.7	$200.0

Revenues ($ in Millions)
Residential	441.5	373.4	1,746.7	1,855.8
Commercial	166.3	134.3	639.0	686.9
Industrial	67.4	63.3	167.0	178.7
Off System	179.2	142.8	307.2	238.1
Other	26.1	(16.7)	135.7	(77.7)

Total	880.5	697.1	2,995.6	2,881.8

Sales and Transportation (MMDth)
Residential	39.8	30.3	175.3	146.9
Commercial	30.8	25.3	108.7	94.3
Industrial	83.0	83.3	189.5	181.4
Off System	22.5	19.1	41.1	29.9
Other	0.2	0.2	0.5	0.5

Total	176.3	158.2	515.1	453.0

Heating Degree Days	501	410	3,124	2,683
Normal Heating Degree Days	475	482	3,111	3,107
% Colder (Warmer) than Normal	5%	(15%)	0%	(14%)

Customers
Residential			3,038,316	3,019,568
Commercial			289,157	285,138
Industrial			8,153	8,262
Other			73	72

Total			3,335,699	3,313,040

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
On May 9, 2007, the IURC approved Northern Indiana’s petition to simplify rates, stabilize revenues and provide for energy efficiency funding. The Order adopts a new rate structure that enhances Northern Indiana’s ability to increase revenues and provides incremental funding for an energy efficiency program.
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
Certain of the NiSource distribution companies are embarking upon plans to replace significant portions of their operating systems that are nearing the end of their useful lives. Those companies are currently evaluating requests for increases in rates in order to allow recovery of the additional capital expenditures required for such plans. Each LDCs approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. Currently, Columbia of Pennsylvania and Columbia of Ohio are evaluating such plans and filings.
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO, and have been found to be prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these certain types of risers on its distribution system. Columbia of Ohio estimates that the cost to identify and replace the risers will approximate $200 million. On March 2, 2007, Columbia of Ohio filed a request with the PUCO seeking authority to defer the expenses from its investigation of risers on its system. On April 25, 2007, Columbia of Ohio filed an application with the PUCO seeking authority to recover the expenses for which it is seeking deferral authorization, and all other riser replacement-related costs, through an automatic adjustment mechanism for the infrastructure replacement program. On July 11, 2007, the PUCO issued an Order in this matter, directing Columbia of Ohio to assume responsibility for future repair and replacement of certain service lines and risers, and the removal and replacement of all risers prone to failure. The PUCO also granted Columbia of Ohio authority for the deferral of certain costs related to the implementation of the PUCO’s Order. Subsequent proceedings will determine the appropriateness of and, methodology for, recovery of deferred costs from customers.
Customer Usage. The NiSource distribution companies have experienced declining usage by customers, due in large part to the sensitivity of sales to volatile commodity prices. A significant portion of the LDC’s operating costs

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. Many of NiSource’s LDCs are evaluating mechanisms that would “de-couple” the recovery of fixed costs from throughput, and implement recovery mechanisms that more closely link the recovery of fixed costs with fixed charges. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing such changes.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of June 30, 2007, a reserve has been recorded to cover probable environmental response actions. Refer to Note 14-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $0.2 million and $0.4 million for the second quarter and first six months of 2007, respectively, and the restructuring liability remaining at June 30, 2007 was $1.2 million. Refer to Note 4, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives.
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
Weather in the Gas Distribution Operation’s territories for the second quarter of 2007 was 5% colder than normal and 22% colder than the comparable quarter in 2006.
For the first six months of 2007, weather was comparable to normal and the 16% colder than the comparable 2006 period.
Throughput
Total volumes sold and transported were 176.3 MMDth for the second quarter of 2007, an increase of 18.1 MMDth from the same period last year. This increase was primarily due to higher residential and commercial sales, due primarily to cooler weather, and increased off-system sales in the current period compared to the same period last year.
For the six month period ended June 30, 2007, total volumes sold and transported were 515.1 MMDth, an increase of 62.1 MMDth from the same period in 2006. This increase primarily reflects higher residential, commercial and industrial sales attributable mainly to cooler weather and customer growth, and increased off-system sales for the six month period ended June 30, 2007 compared to the same period last year.
Net Revenues
Net revenues for the three months ended June 30, 2007 were $283.5 million, an increase of $38.6 million from the same period in 2006. This increase was primarily due to the impact of cooler weather amounting to approximately $21 million, an increase from regulatory trackers of $7.8 million, which are primarily offset in operating expenses, increased residential and commercial customer growth of $1.6 million and increases attributable to regulatory initiatives and other service programs of approximately $4 million.
For the six month period ended June 30, 2007, net revenues were $906.9 million, a $101.5 million increase from the same period in 2006. This increase in net revenues was due primarily to the impact of cooler weather amounting to approximately $64 million, a $13.3 million increase in revenues from regulatory trackers, which are primarily offset in operating expense, increased commercial sales and usage of $4.5 million, customer growth contributing $6.0 million and increased revenues from regulatory initiatives and other service programs of approximately $7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Operating Income
For the second quarter of 2007, Gas Distribution Operations reported operating income of $13.3 million compared to an operating loss of $6.0 million for the same period in 2006. The increase in operating income was attributable to increased net revenues described above, partially offset by higher operation and maintenance expenses. Operation and maintenance expenses, after adjusting for increased expenses of $7.3 million that are recovered through regulatory trackers and corresponding increases in net revenues, increased by $9.4 million compared to the second quarter of last year. Operation and maintenance increased primarily due to higher employee and administrative expenses of $5.6 million, which include higher cost associated with the IBM Agreement, higher expenses incurred for outside services of $2.5 million and increased environmental expense of $1.8 million.
Operating income for the first six months of 2007 totaled $274.7 million, a $74.7 million increase compared to the same period in 2006, attributable to higher net revenues described above, partially offset by increased operation and maintenance expense. After adjusting for increased expenses of $13.0 million that are recovered through regulatory trackers and corresponding increases in net revenues, operation and maintenance expenses increased $12.3 million compared to the same period last year. Operation and maintenance increased primarily due to higher employee and administrative expenses of $15.6 million, which include higher cost associated with the IBM Agreement, higher expenses incurred for outside services of $3.7 million and increased environmental expense of $1.4 million. The comparable period last year was impacted by transition costs associated with the IBM Agreement amounting to $8.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months		Six Months
	Ended June 30,		Ended June, 30
(in millions)	2007	2006	2007	2006

Operating Revenues
Transportation revenues	$144.9	$152.8	$327.8	$337.0
Storage revenues	44.5	43.8	90.4	88.2
Other revenues	1.3	2.4	2.3	5.6

Total Operating Revenues	190.7	199.0	420.5	430.8
Less: Cost of gas sold	0.6	3.9	0.1	9.3

Net Revenues	190.1	195.1	420.4	421.5

Operating Expenses
Operation and maintenance	76.2	73.7	156.9	146.0
Depreciation and amortization	29.4	28.6	58.4	57.3
Impairment and gain on sale of assets	6.4	0.5	6.4	0.5
Other taxes	14.2	13.4	29.3	28.3

Total Operating Expenses	126.2	116.2	251.0	232.1

Equity Earnings (Loss) in Unconsolidated Affiliates	3.7	0.1	5.2	(0.1)

Operating Income	$67.6	$79.0	$174.6	$189.3

Throughput (MMDth)
Columbia Transmission
Market Area	186.8	170.0	572.0	498.5
Columbia Gulf
Mainline	178.6	128.0	325.9	289.6
Short-haul	50.7	30.8	91.2	47.4
Columbia Pipeline Deep Water	0.7	2.2	1.5	5.1
Crossroads Gas Pipeline	9.2	9.0	19.4	20.0
Granite State Pipeline	4.8	4.5	16.4	16.1
Intrasegment eliminations	(161.8)	(122.4)	(290.0)	(278.7)

Total	269.0	222.1	736.4	598.0

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
Millennium Pipeline Project
Millennium received FERC approval for a pipeline project, in which Columbia Transmission is participating, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin Gas Transmission Co. at Ramapo, New York. The Millennium partnership is currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%). Columbia Transmission will be the operator.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, and Iroquois collectively referred to as the “Companion Pipelines.” The December 21, 2006 certificate order also granted the necessary project approvals to the Companion Pipelines. Construction began on June 22, 2007 with a projected in-service date of November 1, 2008.
Hardy Storage Project
Hardy Storage is a jointly developed new underground natural gas storage field in West Virginia formed by Columbia Transmission and Piedmont. The field, which will have the capacity to store approximately 12 Bcf of natural gas, is expected to be able to deliver 176 MMDth per day of firm storage service on behalf of the subscribing customers. Columbia Transmission and Piedmont each have a 50% equity interest in the project, with Columbia Transmission serving as operator of the facilities.
Both Hardy Storage and Columbia Transmission filed the necessary applications for the projects with the FERC on April 25, 2005, and received favorable orders on November 1, 2005. On October 26, 2006, Hardy Storage filed an application seeking to amend the November 1, 2005 order to revise the initial rates and estimated costs for the project pursuant to executed settlement agreements with Hardy Storage’s customers. The certificate amendment was approved by FERC on March 15, 2007. Hardy Storage began injecting gas into storage on April 1, 2007.
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
Crawford Storage Field Project
NiSource concluded successful open seasons to gauge customer interest in an expansion of its Crawford Storage Field in central Ohio by up to 10 to 15 Billion cubic feet of working gas and 175,000 to 250,000 Dth of daily deliverability. NiSource anticipates converting the strong customer response into binding contractual commitments over the next several months and placing facilities in service to enable storage injections beginning in the second quarter of 2009. The final scope of the project will be determined based on the outcome of the ongoing customer discussions.
Eastern Market Expansion Project
On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The expansion will add 97,000 Dth per day of storage and transportation capacity and is fully contracted on a long-term, firm basis. Columbia Transmission requested FERC approval by December 2007 and proposed to place the Eastern Market Expansion in service by spring 2009.
Other Growth Projects
Columbia Gulf held a successful open season in March of 2007 to provide increased access to southern Louisiana markets. With planned in-service dates in the third and fourth quarters of 2007, Columbia Gulf entered into contracts for 375,000 Dth per day of firm capacity for delivery to the Henry Hub and to Transcontinental Gas Pipeline at two expanded points of interconnection.
Sales of Shorter-Term Transportation and Storage Services
Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. Columbia Transmission entered into contracts that represented revenues in excess of $45 million of shorter-term business for 2006. Stabilization in the natural gas market moderated these shorter-term optimization revenues during the first half of 2007. Columbia Transmission and Columbia Gulf plan to continue offering these shorter-term transportation and storage services. Customer requirements for these services will vary according to market conditions which include such factors as commodity price volatility, geographic price differentials and the physical capacity and capabilities of the pipeline network.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Regulatory Matters
Significant FERC Developments. On June 30, 2005, the FERC issued the “Order on Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting of the DOT’s Integrity Management Rule. The effective date of the guidance was January 1, 2006 after which all assessment costs have been recorded as operating expenses. The rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded. In November, 2005, the INGAA sought review of the matter before the U. S. Court of Appeals for the D.C. Circuit (INGAA V. FERC, No. 05-1426). On July 24, 2007, the Court denied the INGAA’s petition for review, effectively affirming the FERC’s Order.
On July 20, 2006, the FERC issued a declaratory order in response to a petition filed by Tennessee Gas Pipeline. The petition related to a Tennessee Gas Pipeline request to establish an interconnection with the Columbia Gulf operated portion of the Blue Water Pipeline system. The interconnection was placed in service on October 1, 2006. On December 29, 2006, Columbia Gulf filed in the D.C. Circuit Court of Appeals a Petition for Review of the FERC’s July 20, 2006 order and a subsequent order denying Columbia Gulf’s Request for Rehearing. In the declaratory order, the FERC also referred the matter to the Office of Enforcement to determine if any action should be taken against Columbia Gulf for failing to comply with prior orders that directed Columbia Gulf to allow Tennessee Gas Pipeline to make an interconnection. To resolve this matter, Columbia Gulf entered into a Stipulation and Consent Agreement dated May 21, 2007 as a voluntary agreement between Columbia Gulf and the Office of Enforcement of the FERC. Under the terms of the agreement, Columbia Gulf agreed to pay a penalty of $2 million to the United States Treasury. Columbia Gulf’s acceptance of the terms of the Stipulation and Consent Agreement is not an acknowledgement that any of its actions related to this dispute constitute a violation of law or of the FERC’s statutes, regulations, orders or policies. Columbia Gulf has asserted, and continues to believe, that it did not deliberately violate any FERC order. The December 29, 2006 D.C. Circuit Court of Appeals Petition for Review was withdrawn pursuant to the terms of the agreement with the FERC.
Columbia Gulf and Columbia Transmission are also cooperating with the FERC on an informal non-public investigation of certain operating practices regarding tariff services offered by those companies. At this time, the companies cannot predict what the result of that investigation will be, but the FERC has indicated that it may seek to impose fines and possibly seek other remedies as well.
Tax Matters
On July 28, 2006, the Ohio Board of Tax Appeals issued a favorable decision in the matter of Columbia Gas Transmission Corporation vs. Thomas M. Zaino, Tax Commissioner of Ohio. The Board ruled that Columbia Transmission’s Ohio operations fall within the statutory definition of both a “natural gas company” and a “pipeline company” and that Columbia Transmission’s property is to be assessed at the significantly lower “natural gas company” assessment ratio beginning with the 2001 tax year. The Ohio Tax Commissioner appealed the decision to the Ohio Supreme Court on July 31, 2006, which heard oral arguments on May 2, 2007. Columbia Transmission has also made constitutional arguments in this case. The Ohio Supreme Court is expected to issue a ruling by late 2007 to mid 2008. The final outcome of the case and its impact on the financial statements are uncertain at this time.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of June 30, 2007, a reserve has been recorded to cover probable environmental response actions. Refer to Note 14-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $0.4 million and $0.9 million for the second quarter and first six months of 2007, respectively, and the restructuring liability remaining at June 30, 2007 was $1.8 million. Refer to Note 4, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 269.0 MMDth for the second quarter of 2007, compared to 222.1 MMDth for the same period in 2006. The increase of 46.9 MMDth is due primarily to cooler weather in 2007 versus 2006 in the Columbia Gas Market Area.
Throughput for the six months ended June 30, 2007 was 736.4 MMDth, an increase of 138.4 MMDth from the same period in 2006, due to cooler weather in the Columbia Gas Market Area for the first six months of 2007 than for the comparable period in 2006.
Net Revenues
Net revenues were $190.1 million for the second quarter of 2007, a decrease of $5.0 million from the same period in 2006, primarily due to a decrease in shorter-term transportation services and storage optimization revenues of $11.6 million partially offset by increased subscriptions and usage of firm transportation services of $7.0 million.
Net revenues were $420.4 million for the first six months of 2007 compared to $421.5 million for the first six months of 2006. A decrease in shorter-term transportation services and storage optimization revenues of $11.4 million was offset by increased subscriptions and usage of firm transportation services of $10.6 million and insurance proceeds from a business interruption claim.
Operating Income
Operating income was $67.6 million for the second quarter of 2007 compared to $79.0 million in the second quarter of 2006. The decrease in operating income was primarily attributable to the decrease in net revenues described above, a $6.6 million impairment charge related to base gas at a storage field, and increased operation and maintenance expenses of $2.6 million. Operation and maintenance expenses increased primarily as a result of higher employee and administrative costs of $2.9 million and increased property insurance costs of $1.9 million attributable to insurance premiums for offshore and onshore facilities located in or near the Gulf of Mexico, partially offset by a $2.8 million reduction of a reserve for a legal matter. Equity earnings increased $3.7 million due primarily to Hardy Storage being placed in service in April 2007, and higher AFUDC earnings from Millennium pipeline.
For the first six months of 2007, operating income of $174.6 million decreased $14.7 million compared to the first six months of 2006 primarily due to increased operation and maintenance expenses of $11.0 million and a $6.6 million impairment charge related to base gas at a storage field. Operation and maintenance expenses increased primarily as a result of higher employee and administrative costs of $6.3 million, increased property insurance costs of $3.9 million attributable to insurance premiums for offshore and onshore facilities located in or near the Gulf of Mexico, and increased maintenance and outside service costs. These increases in operation and maintenance expenses were partially offset by a $2.8 million reduction of a reserve for a legal matter. Equity earnings increased $5.4 million due to Hardy Storage being placed in service in April 2007, and higher AFUDC earnings from Millennium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006

Net Revenues
Sales revenues	$334.5	$302.9	$661.6	$609.8
Less: Cost of sales	129.8	111.3	258.5	228.6

Net Revenues	204.7	191.6	403.1	381.2

Operating Expenses
Operation and maintenance	77.9	66.4	139.7	126.9
Depreciation and amortization	46.6	46.9	94.6	93.0
Other taxes	15.4	15.0	31.0	29.9

Total Operating Expenses	139.9	128.3	265.3	249.8

Operating Income	$64.8	$63.3	$137.8	$131.4

Revenues ($ in millions)
Residential	86.8	79.1	179.8	160.0
Commercial	94.3	90.6	184.1	173.0
Industrial	127.4	129.9	256.4	255.4
Wholesale	13.0	9.6	24.3	15.1
Other	13.0	(6.3)	17.0	6.3

Total	334.5	302.9	661.6	609.8

Sales (Gigawatt Hours)
Residential	793.8	722.0	1,639.0	1,483.1
Commercial	1,005.7	949.5	1,933.7	1,843.5
Industrial	2,331.6	2,383.5	4,673.4	4,820.9
Wholesale	207.8	195.9	345.1	348.0
Other	32.3	11.8	59.0	40.4

Total	4,371.2	4,262.7	8,650.2	8,535.9

Cooling Degree Days	313	190	313	190
Normal Cooling Degree Days	232	227	232	227
% Warmer (Colder) than Normal	35%	(16%)	35%	(16%)

Electric Customers
Residential			398,073	395,005
Commercial			52,299	51,522
Industrial			2,516	2,505
Wholesale			4	11
Other			757	762

Total			453,649	449,805

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 454 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature- sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.
Electric Supply
Northern Indiana has identified a need for additional resources to meet its electric customers’ demand in the coming years. To assess options to meet this need, a request for proposal for purchases of power (including renewable energy) and demand reducing options was issued in 2006. These bids are to provide power in the long term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Northern Indiana has also issued a request for proposals in order to identify and negotiate contracts for acquiring combined-cycle generation assets and/or purchase power agreements by no later than May 31, 2008. Proposals were received by July 27, 2007. All proposals are being evaluated and compared to other options including building different types of power plants, entering into a natural gas purchase contract to provide low cost gas for power production and restarting the Mitchell Station. No commitment to pursue any specific option or group of options has been made. Management anticipates that the evaluation of options will continue through 2007, and plans to file a certificate of public convenience and necessity in the third quarter of 2007.
Regulatory Matters
Significant Rate Developments. To settle a proceeding regarding Northern Indiana’s request to recover intermediate dispatchable power costs, Northern Indiana has agreed to file an electric base rate case on or before July 1, 2008.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $27.7 million and $22.9 million were recognized for electric customers for the first half of 2007 and 2006, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first half of 2007 non-fuel costs were $3.1 million. Of that amount, $3.0 million was deferred and $0.1 million was expensed. In addition, administrative fees of $2.8 million were deferred. Total MISO costs deferred were $10.3 million as of June 30, 2007 and $ 4.0 million as of December 31, 2006.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to April 1, 2005. This resettlement began on June 9, 2007. Northern Indiana is currently evaluating the impact of the resettlement.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Northern Indiana has historically been found prudent in the procurement of fuel and purchased power.
On November 30, 2006, Northern Indiana, Indianapolis Power & Light, Vectren Energy and the OUCC filed a petition with the IURC requesting continuation of a benchmark mechanism for determining recovery of purchase power costs through the FAC. Vectren Energy and Indianapolis Power & Light requests were approved March 22, 2007. Northern Indiana’s request is still pending.
In July 2006, the IURC issued an order creating a sub-docket in FAC 71 based upon a motion by interveners, the Industrial Group and LaPorte County. The motion requested an investigation into Northern Indiana’s generation and purchases practices that could not be fully considered in a summary proceeding. The sub-docket will also address concerns raised by the OUCC related to the reasonableness of recovering financial hedging transactions within the FAC. Subsequently, the IURC has approved FAC 72, 73, 74 and 75 subject to the sub-docket in FAC 71. Amounts collected pursuant to FAC 71, 72, 73, 74 and 75 are subject to refund based upon the final order in the sub-docket. A hearing in the FAC 71 sub-docket is scheduled for the fourth quarter of 2007 and an order anticipated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
before the end of 2007. Northern Indiana and the interveners are in settlement discussions covering these issues and the related case establishing a benchmark mechanism for the recovery of purchased power costs. The resolution of these issues could involve a refund obligation as well as ongoing costs.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 13, 2006, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $312.8 million. On April 11, 2007, the IURC approved ECR-9 and EER-4 for capital expenditures (net of accumulated depreciation) and operating expenses of $222.2 million and $14.1 million, through December 31, 2006, respectively. ECR-10 is scheduled to be filed in the third quarter of 2007.
On July 3, 2007, Northern Indiana received an IURC order issuing a certificate of public convenience and necessity for the CAIR and CAMR Phase I Compliance Plan Projects. The order approved $23 million of cost estimates for the projects and the proposed accounting, rate-making treatment and cost recovery relief relating to the Phase I Compliance Plan Projects. Northern Indiana will include costs to be recovered in the semi annual and annual ECRM and EERM filing six months after construction costs begin.
Mitchell Station. In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana, with input from a broad based stakeholder group, is evaluating the appropriate course of action for the Mitchell Station facility in light of Northwest Indiana’s need for that property and the substantial costs associated with restarting the facility including the potential increase in level of environmental controls required. Northern Indiana has received guidance from the IDEM that any reactivation of this facility would require a preconstruction New Source Review Standards permit. Northern Indiana is reviewing the guidance and considering the next steps for generation options.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of June 30, 2007, a reserve has been recorded to cover probable environmental response actions. Refer to Note 14-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the second quarter of 2007 were 4,371.2 gwh, compared to 4,262.7 gwh in the second quarter of 2006. Increases in residential and commercial sales primarily due to warmer weather and increased residential customers and usage were partially offset by decreased industrial sales due to lower usage for the second quarter of 2007 compared to the same period last year.
Electric sales for the first six months of 2007 was 8,650.2 gwh, an increase of 114.3 gwh compared to the 2006 period. This increase was a result of higher residential and commercial sales primarily due to warmer weather, partially offset by decreased industrial sales due to lower usage.
Net Revenues
In the second quarter of 2007, electric net revenues of $204.7 million increased by $13.1 million from the comparable 2006 period. This improvement was primarily a result of warmer weather improving net revenues by approximately $7 million, increased wholesale revenues amounting to $5.8 million and increased residential customers and usage of $3.4 million. These increases in net revenues were partially offset by lower industrial volumes amounting to $1.8 million and the timing of revenue credits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
In the first six months of 2007, electric net revenues were $403.1 million, an increase of $21.9 million from the comparable 2006 period. This increase in net revenues is primarily due to warmer weather improving net revenues by approximately $8 million, increased wholesale revenues amounting to $8.7 million, increased residential usage of $8.3 million and customer growth amounting to $3.2 million. These increases in net revenues were partially offset by lower industrial volumes amounting to $7.6 million and the timing of revenue credits.
Operating Income
Operating income for the second quarter of 2007 was $64.8 million, an increase of $1.5 million from the same period in 2006. The increase in operating income was due to increased net revenues described above partially offset by increased operation and maintenance expense of $11.5 million. Operation and maintenance expenses increased primarily due to higher employee and administrative expense of $10.7 million.
Operating income for the first six months of 2007 was $137.8 million, an increase of $6.4 million from the same period in 2006. The increase in operating income was due to increased net revenues described above partially offset by increased operating expenses of $15.5 million. Operation and maintenance expense increased $12.8 million primarily due to higher employee and administrative expense of $9.5 million and higher electric generation and maintenance expense of $4.7 million. Depreciation expense also increased by $1.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006

Net Revenues
Products and services revenue	$238.1	$175.4	$551.7	$517.8
Less: Cost of products purchased	223.8	164.9	525.5	501.7

Net Revenues	14.3	10.5	26.2	16.1

Operating Expenses
Operation and maintenance	10.9	9.5	21.5	21.9
Depreciation and amortization	2.6	2.8	5.2	5.6
Impairment and gain on sale of assets	0.1	0.3	0.1	(1.3)
Other taxes	1.4	1.4	3.4	3.5

Total Operating Expenses	15.0	14.0	30.2	29.7

Operating Loss	$(0.7)	$(3.5)	$(4.0)	$(13.6)

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
NDC Douglas Properties
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. Two of these investments were disposed of during 2006 and three other investments are expected to be sold or disposed of during 2007 and mid 2008. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations.
Net Revenues
Net revenues of $14.3 million for the second quarter of 2007 increased by $3.8 million from the second quarter of 2006, as a result of higher revenues from the Whiting Clean Energy facility of $4.9 million partially offset by decreased commercial and industrial gas marketing revenues of $1.1 million.
For the first six months of 2007, net revenues were $26.2 million, a $10.1 million increase compared to the same period in 2006. The increase was due to higher revenues from the Whiting Clean Energy facility of $9.4 million and increased commercial and industrial gas marketing revenues.
Operating Loss
Other Operations reported an operating loss of $0.7 million for the second quarter of 2007, versus an operating loss of $3.5 million for the comparable 2006 period. The decrease in the operating loss primarily resulted from increased net revenues described above, partially offset by increased planned turbine maintenance costs at the Whiting Clean Energy facility.
For the first six months of 2007, the operating loss was $4.0 million compared to an operating loss of $13.6 million for the comparable 2006 period. The decrease in the operating loss primarily resulted from increased net revenues described above.

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
Changes in Internal Controls
On July 1, 2006, NiSource began a multi-year process of transforming its information systems. As its initial step in this process, NiSource began using new systems in the finance and accounting, supply chain and human resource functions that support the Gas Transmission and Storage Operations, Corporate and Other Operations segments. NiSource adjusted the internal controls that apply to these functional areas to align them with the new systems and revised business processes.
As a part of this transformation, many new information technology systems and process changes have an accelerated time-line for completion increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition. In August, 2006, NiSource and IBM decided to delay further implementation of certain information technology systems beyond January 1, 2007 due to difficulties encountered with the first wave of new system implementations. In the first quarter of 2007, NiSource decided to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed assets, and budgeting. The transition back to NiSource of these functions commenced on June 1, 2007 and is expected to continue through the end of 2007. A high-level team of NiSource and IBM resources has been assigned to reassess some of the systems and processes and develop an integrated plan that enables NiSource to achieve its business objectives going forward. The joint team is continuing to review other areas of focus targeted for improvement.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007 the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. The defendants filed motions with the trial court challenging the punitive damages award, and the trial court held a hearing in March on these motions. On June 28, 2007 the trial court issued an order upholding the punitive damages award. Several post-trial procedural steps remain before the defendants can perfect their appeal to the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. NiSource anticipates that the trial court will issue its final, appealable judgment late in the third quarter of 2007. NiSource has not established a reserve for the punitive damages portion of the verdict.
2.	John Thacker, et al. v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
On February 8, 2007, Plaintiff filed this purported class action, alleging that Chesapeake Appalachia, L.L.C. (“Chesapeake”) has failed to pay royalty owners the correct amounts pursuant to the provisions of their oil and gas leases covering real property located within the state of Kentucky. Columbia has assumed the defense of Chesapeake in this matter pursuant to the provisions of the Stock Purchase Agreement dated July 3, 2003, among Columbia, NiSource, and Triana, Chesapeake’s predecessor in interest. Plaintiffs filed an amended complaint on March 19, 2007, which, among other things, added NiSource and Columbia as defendants. All of the Defendants’ Motions to Dismiss have been fully briefed and await a ruling by the court.
3.	Vivian K. Kershaw et al. v. Columbia Natural Resources, Inc., et al., Chautauqua County Court, New York
Plaintiffs filed a complaint in 2000 against CNR, a former subsidiary, Columbia Transmission, Columbia and CER. The complaint alleges that plaintiffs own an interest in oil and gas leases in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end-user and by improperly deducting post-production costs. Plaintiffs seek the alleged royalty underpayment and punitive damages. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases owned by the defendants. The parties have reached a settlement in principle and have begun preparation of the documents necessary to obtain court approval of the proposed class-wide settlement.

ITEM 1A. RISK FACTORS
NiSource Inc.
NiSource’s recent IBM Agreement may not achieve the level of savings that was originally anticipated. Additionally, many associated changes in systems and personnel are being made, increasing operational and control risk during transition, which may have an impact on the business and its financial condition.
NiSource’s original expectation of the 10-year IBM Agreement was that it could deliver as much as $530 million in gross savings in operating and capital costs. As part of the proposed transformation initiatives under that agreement, many new information technology systems and process changes had an accelerated time-line for completion. In August 2006, NiSource and IBM decided to delay further implementation of certain technology systems beyond January 1, 2007 due to difficulties encountered with the first wave of new system implementations. In the first quarter of 2007, NiSource decided to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed assets, and budgeting. The transition back to NiSource of these functions commenced on June 1, 2007 and is expected to continue through the end of 2007. At the beginning of 2007, a high-level team of NiSource and IBM resources began a joint reassessment of the relationship, including the transformation projects that were part of the original agreement. The joint team is continuing to review other areas of focus targeted for improvement. The delay in the transformation projects and the ongoing reassessment of the relationship is likely to result in a reduction in the projected cost savings.
Other than the risk factor disclosed above, there were no other material changes from the risk factors disclosed in NiSource’s 2006 Form 10-K filed on March 1, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NiSource Inc.
On May 8, 2007, NiSource held its annual meeting of stockholders. On March 13, 2007, there were 273,900,357 shares of common stock outstanding and entitled to vote in person or by proxy at the meeting.
The number and percentage of votes received for, and the number of votes withheld, from each nominee for director are set forth below:

		Votes FOR as a		Votes AGAINST
	Number of Votes	percentage of	Number of Votes	as a percentage of
Nominee	FOR	Votes Cast	AGAINST	Votes Cast
Steven C. Beering	221,418,066	97.78	5,015,992	2.22
Dennis E. Foster	224,281,481	99.05	2,152,507	.95
Marty R. Kittrell	224,194,304	99.01	2,239,684	.99
Peter McCausland	224,202,719	99.01	2,231,269	.99
Steven R. McCracken	224,194,492	99.01	2,239,496	.99
W. Lee Nutter	224,020,625	98.93	2,413,363	1.07
Ian M. Rolland	221,516,586	97.83	4,917,402	2.17
Robert C. Skaggs, Jr.	224,266,022	99.04	2,167,966	.96
Richard L. Thompson	224,337,161	99.07	2,096,827	.93
Carolyn Y. Woo	223,902,159	98.88	2,531,829	1.12
Roger A. Young	223,802,161	98.84	2,631,827	1.16
The number and percentage of votes received for, the number of votes against, the number of votes abstained in conjunction with the ratification of Deloitte & Touche LLP as the Corporation’s independent public accountants for the year 2007 are set forth below:

	Votes For as a percentage
	of votes present at the	Number of votes	Number of votes
Number of Votes FOR	meeting	AGAINST	ABSTAINED
225,038,819	99.38	787,276	607,893
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
NiSource Inc.
(10.1)	NiSource Inc. Nonemployee Director Stock Incentive Plan (As Amended and Restated Effective April 1, 2007)* **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

*	Exhibit filed herewith.

**	Management contract or compensatory plan or arrangement of NiSource Inc.
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

NiSource Inc.
(Registrant)

Date: August 3, 2007	By:	/s/ Jeffrey W. Grossman
Jeffrey W. Grossman
Vice President and Controller
(Principal Accounting Officer
and Duly Authorized Officer)