Form 10-Q
period 2007-09-30
NISOURCE INC/DE
filed 2007-11-02
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 274,171,749 shares outstanding at October 31, 2007.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.
Whiting Leasing	Whiting Leasing LLC

Abbreviations
AFUDC	Allowance for funds used during construction
Algonquin	Algonquin Gas Transmission Co.
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
ASM	Ancillary Services Market
BART	Best Alternative Retrofit Technology
BBA	British Banker Association
Bcf	Billion cubic feet
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCGT	Combined Cycle Gas Turbine
CPCN	Certificate of Public Convenience and Necessity

DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
Dth	dekatherms
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESA	Energy Sales Agreement
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109
FIP	Federal Implementation Plan
FTRs	Financial Transmission Rights
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
Iroquois	Iroquois Gas Transmission System LP
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PBR	Performance Based Regulation
Piedmont	Piedmont Natural Gas Company, Inc.
ppm	parts per million
PPS	Price Protection Service
PUCO	Public Utilities Commission of Ohio
SEC	Securities and Exchange Commission
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”

DEFINED TERMS (continued)

SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VADEQ	Virginia Department of Environmental Quality

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Statements of Consolidated Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, except per share amounts)	2007	2006	2007	2006

Net Revenues
Gas Distribution	$461.4	$392.9	$3,132.1	$2,996.4
Gas Transportation and Storage	204.7	202.7	778.7	743.8
Electric	377.4	377.4	1,036.6	985.0
Other	197.5	183.4	764.4	715.2

Gross Revenues	1,241.0	1,156.4	5,711.8	5,440.4
Cost of Sales (excluding depreciation and amortization)	610.9	524.9	3,327.2	3,187.0

Total Net Revenues	630.1	631.5	2,384.6	2,253.4

Operating Expenses
Operation and maintenance	320.6	310.6	1,049.4	989.8
Depreciation and amortization	142.2	136.5	419.4	411.3
Impairment and (gain) loss on sale of assets	0.6	(0.2)	9.8	3.6
Other taxes	56.4	49.0	223.0	212.7

Total Operating Expenses	519.8	495.9	1,701.6	1,617.4

Equity Earnings in Unconsolidated Affiliates	2.6	0.9	7.8	0.8

Operating Income	112.9	136.5	690.8	636.8

Other Income (Deductions)
Interest expense, net	(100.8)	(96.2)	(297.5)	(284.9)
Dividend requirement on preferred stock of subsidiaries	—	—	—	(1.1)
Other, net	1.4	(0.8)	(1.8)	(6.9)
Loss on early redemption of preferred stock	—	—	—	(0.7)

Total Other Income (Deductions)	(99.4)	(97.0)	(299.3)	(293.6)

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	13.5	39.5	391.5	343.2
Income Taxes	3.7	13.5	144.4	122.1

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	9.8	26.0	247.1	221.1

Income (Loss) from Discontinued Operations — net of taxes	0.1	(0.3)	0.4	(2.2)
Gain on Disposition of Discontinued Operations — net of taxes	1.1	0.1	6.9	0.4

Income Before Change in Accounting Principle	11.0	25.8	254.4	219.3

Cumulative Effect of Change in Accounting Principle — net of taxes	—	—	—	0.4

Net Income	$11.0	$25.8	$254.4	$219.7

Basic Earnings Per Share ($)
Continuing operations	$0.03	$0.10	$0.90	$0.81
Discontinued operations	0.01	—	0.03	—

Basic Earnings Per Share	$0.04	$0.10	$0.93	$0.81

Diluted Earnings Per Share ($)
Continuing operations	$0.03	$0.10	$0.90	$0.81
Discontinued operations	0.01	—	0.03	—

Diluted Earnings Per Share	$0.04	$0.10	$0.93	$0.81

Dividends Declared Per Common Share	$0.23	$0.23	$0.92	$0.92

Basic Average Common Shares Outstanding (millions)	273.9	272.5	273.8	272.4
Diluted Average Common Shares (millions)	274.7	273.3	274.7	273.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions)	2007	2006

ASSETS
Property, Plant and Equipment
Utility Plant	$17,345.8	$17,194.9
Accumulated depreciation and amortization	(7,813.4)	(7,850.0)

Net utility plant	9,532.4	9,344.9

Other property, at cost, less accumulated depreciation	338.7	349.6

Net Property, Plant and Equipment	9,871.1	9,694.5

Investments and Other Assets
Assets of discontinued operations and assets held for sale	50.2	43.0
Unconsolidated affiliates	59.1	59.6
Other investments	119.8	116.1

Total Investments and Other Assets	229.1	218.7

Current Assets
Cash and cash equivalents	17.7	33.1
Restricted cash	96.0	142.5
Accounts receivable (less reserve of $31.4 and $42.1, respectively)	571.5	866.3
Gas inventory	679.6	550.5
Underrecovered gas and fuel costs	99.0	163.2
Materials and supplies, at average cost	91.9	89.0
Electric production fuel, at average cost	56.7	63.9
Price risk management assets	114.4	237.7
Exchange gas receivable	223.7	252.3
Regulatory assets	252.1	272.7
Prepayments and other	66.2	111.7

Total Current Assets	2,268.8	2,782.9

Other Assets
Price risk management assets	10.6	49.9
Regulatory assets	1,014.7	1,127.3
Goodwill	3,677.3	3,677.3
Intangible assets	425.5	435.7
Deferred charges and other	154.3	170.2

Total Other Assets	5,282.4	5,460.4

Total Assets	$17,651.4	$18,156.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	September 30,	December 31,
(in millions, except share amounts)	2007	2006

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 274,161,140 and 273,654,180 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in capital	4,008.9	3,998.3
Retained earnings	1,007.4	1,012.9
Accumulated other comprehensive income	8.5	20.9
Treasury stock	(23.3)	(21.2)

Total Common Stockholders’ Equity	5,004.2	5,013.6
Long-term debt, excluding amounts due within one year	5,923.4	5,146.2

Total Capitalization	10,927.6	10,159.8

Current Liabilities
Current portion of long-term debt	60.9	93.3
Short-term borrowings	673.0	1,193.0
Accounts payable	449.7	713.1
Dividends declared	63.1	—
Customer deposits	108.6	108.4
Taxes accrued	168.1	196.0
Interest accrued	106.8	107.1
Overrecovered gas and fuel costs	46.1	126.7
Price risk management liabilities	91.7	259.4
Exchange gas payable	393.9	396.6
Deferred revenue	42.4	55.9
Regulatory liabilities	79.3	40.7
Accrued liability for postretirement and postemployment benefits	4.8	4.7
Other accruals	417.8	526.3

Total Current Liabilities	2,706.2	3,821.2

Other Liabilities and Deferred Credits
Price risk management liabilities	17.5	38.2
Deferred income taxes	1,549.4	1,553.7
Deferred investment tax credits	55.5	61.5
Deferred credits	119.7	119.3
Deferred revenue	2.6	21.9
Accrued liability for postretirement and postemployment benefits	619.2	799.5
Liabilities of discontinued operations and liabilities held for sale	6.2	11.9
Regulatory liabilities and other removal costs	1,319.7	1,253.8
Asset retirement obligations	136.9	131.6
Other noncurrent liabilities	190.9	184.1

Total Other Liabilities and Deferred Credits	4,017.6	4,175.5

Commitments and Contingencies (Refer to Note 14)	—	—

Total Capitalization and Liabilities	$17,651.4	$18,156.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2007	2006

Operating Activities
Net income	$254.4	$219.7
Adjustments to reconcile net income to net cash from continuing operations:
Loss on early redemption of preferred stock	—	0.7
Depreciation and amortization	419.4	411.3
Net changes in price risk management assets and liabilities	0.1	50.4
Deferred income taxes and investment tax credits	(22.2)	(129.4)
Deferred revenue	(32.6)	(36.0)
Stock compensation expense	2.7	4.4
Gain on sale of assets	(0.3)	(1.1)
Loss on impairment of assets	10.1	4.7
Cumulative effect of change in accounting principle — net of taxes	—	(0.4)
Income from unconsolidated affiliates	(11.6)	(4.2)
Gain on disposition of discontinued operations — net of taxes	(6.9)	(0.4)
Loss (Income) from discontinued operations — net of taxes	(0.4)	2.2
Amortization of discount/premium on debt	5.5	5.8
AFUDC Equity	(3.0)	—
Changes in assets and liabilities:
Accounts receivable	289.3	785.1
Inventories	(124.8)	(189.7)
Accounts payable	(239.0)	(397.9)
Customer deposits	0.2	3.0
Taxes accrued	(27.9)	(94.3)
Interest accrued	4.9	25.3
(Under) Overrecovered gas and fuel costs	(16.3)	470.4
Exchange gas receivable/payable	(7.6)	(159.7)
Other accruals	(77.3)	(67.9)
Prepayments and other current assets	45.4	38.8
Regulatory assets/liabilities	24.9	(62.0)
Postretirement and postemployment benefits	(87.4)	(1.5)
Deferred credits	0.5	(12.7)
Deferred charges and other noncurrent assets	(0.8)	2.7
Other noncurrent liabilities	(0.7)	(0.2)

Net operating activities provided by continuing operations	398.6	867.1
Net operating activities provided by discontinued operations	0.3	4.7

Net cash flows provided by operating activities	398.9	871.8

Investing Activities
Capital expenditures	(519.8)	(405.7)
Proceeds from disposition of assets	2.3	17.2
Restricted cash	46.5	(174.7)
Other investing activities	24.5	(3.7)

Net cash flows used in investing activities	(446.5)	(566.9)

Financing Activities
Issuance of long-term debt	802.7	—
Retirement of long-term debt	(67.2)	(43.8)
Change in short-term debt	(520.0)	(37.0)
Retirement of preferred stock	—	(81.1)
Issuance of common stock	7.9	5.6
Acquisition of treasury stock	(2.1)	(6.0)
Dividends paid — common stock	(189.1)	(189.2)

Net cash flows provided by (used in) financing activities	32.2	(351.5)

Decrease in cash and cash equivalents	(15.4)	(46.6)
Cash and cash equivalents at beginning of year	33.1	69.4

Cash and cash equivalents at end of period	$17.7	$22.8

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$299.3	$261.2
Interest capitalized	12.1	7.4
Cash paid for income taxes	149.7	245.1
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2007	2006	2007	2006

Denominator
Basic average common shares outstanding	273,881	272,548	273,765	272,431
Dilutive potential common shares
Nonqualified stock options	6	108	136	79
Shares contingently issuable under employee stock plans	626	548	626	548
Shares restricted under employee stock plans	186	136	173	123

Diluted Average Common Shares	274,699	273,340	274,700	273,181

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
4. Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM was to provide a broad range of business transformation and outsourcing services to NiSource. The IBM Agreement is for ten years with a transition period that ended on December 31, 2006. As of September 30, 2007, 873 employees were terminated as a result of the IBM Agreement. One employee was terminated during the nine months ended September 30, 2007. In the first quarter of 2007, NiSource decided to bring back within the company certain finance and accounting functions that were outsourced as a part of the IBM agreement. In October, 2007, NiSource and IBM reached an agreement-in-principle on modifications to their long-term business services agreement. The agreement-in-principle is not binding and is contingent on finalization of a definitive amendment to the agreement.
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. As of September 30, 2007, 14 employees were terminated as a result of the executive initiative, of which one and two employees were terminated during the quarter and nine months ended September 30, 2007, respectively. In part, this reduction has come through anticipated attrition and consolidation of basic positions.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. As of September 30, 2007, 1,567 employees were terminated, of which one employee was terminated during the quarter and nine months ended September 30, 2007. Of the $2.8 million remaining restructuring liability from the Columbia merger and related initiatives, $2.3 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2006	Benefits Paid	Adjustments	September 30, 2007

Outsourcing initiative	$2.1	$(0.1)	$—	$2.0
Executive initiative	1.2	(0.5)	—	0.7
Columbia merger and related initiatives	3.8	(1.7)	0.7	2.8

Total	$7.1	$(2.3)	$0.7	$5.5

5. Discontinued Operations and Assets Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet at September 30, 2007 were:

	NDC	NiSource	NiSource	Lake		Columbia
	Douglas	Corporate	Development	Erie	Columbia	Gulf	Northern
(in millions)	Properties	Services	Company	Land	Transmission	Transmission	Indiana	Total

Assets of discontinued operations and held for sale
Property, plant and equipment, net	$5.3	$9.5	$1.6	$15.5	$9.0	$8.3	$0.2	$49.4
Other assets	0.8	—	—	—	—	—	—	0.8

Assets of discontinued operations and held for sale	$6.1	$9.5	$1.6	$15.5	$9.0	$8.3	$0.2	$50.2

Liabilities of discontinued operations and held for sale
Debt	$(4.9)	$—	$—	$—	$—	$—	$—	$(4.9)
Other liabilities	(1.3)	—	—	—	—	—	—	(1.3)

Liabilities of discontinued operations and held for sale	$(6.2)	$—	$—	$—	$—	$—	$—	$(6.2)

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
Columbia Gulf is in the process of selling a portion of its offshore facilities. On July 12, 2007, a Memorandum of Understanding was signed between Columbia Gulf and Tennessee Gas Pipeline Company documenting NiSource’s commitment to sell a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline Company. As contemplated by the Memorandum of Understanding, on October 30, 2007, Columbia Gulf and Tennessee Gas Pipeline Company executed a definitive purchase and sale agreement. Closing of the transaction is dependent upon the receipt of required regulatory approvals which NiSource anticipates receiving in the first half of 2008. Tennessee Gas Pipeline Company currently co-owns and utilizes the offshore assets being sold. In the third quarter of 2007, these assets were classified as assets held for sale.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. Two of these investments were disposed of during 2006 and one in 2007. Two other investments are expected to be sold or disposed of by the middle of 2008. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations. An impairment loss of $2.3 million was recorded in the second quarter of 2006, due to the current book value exceeding the estimated fair value of these investments.
NiSource Corporate Services is in the process of selling its Marble Cliff facility. Impairment losses of $3.2 million and $2.5 million were recognized in the first quarters of 2007 and 2006, respectively, due to the current book value exceeding the estimated fair value of the facility. NiSource has accounted for this facility as assets held for sale.
NiSource Development Company has been in the process of selling the former headquarters of Northern Indiana, and therefore, had accounted for this facility as an asset held for sale in 2007. An impairment loss of $0.2 million was recorded in the third quarter of 2007, due to the current book value exceeding the estimated sale price of the facility. On October 9, 2007, NiSource Development Company sold the facility for net book value of $1.6 million.
In March 2005, Lake Erie Land, which is wholly owned by NiSource, began accounting for the operations of the Sand Creek Golf Club as discontinued operations. In June 2006, the assets of the Sand Creek Golf Club, valued at $11.9 million, and additional properties were sold to a private real estate development group. An after-tax loss of $0.2 million was recorded in June 2006. As a result of the June 2006 transaction, property estimated to be sold to the private developer during the next twelve months has been recorded as assets held for sale.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. In the second quarter, management decided to remove certain facilities from this group. This resulted in a $3.0 million decrease to the balance of assets held for sale. Northern Indiana is also in the process of selling a non-core facility. NiSource has accounted for these facilities as assets held for sale.
Results from discontinued operations from NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land and reserve changes for NiSource’s former exploration and production subsidiary, CER, and Transcom are provided in the following table:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006

Revenues from Discontinued Operations	$0.8	$1.4	$1.5	$4.7

Income (Loss) from discontinued operations	0.1	(0.6)	1.2	(3.6)
Income tax expense (benefit)	—	(0.3)	0.8	(1.4)

Income (Loss) from Discontinued Operations — net of taxes	$0.1	$(0.3)	$0.4	$(2.2)

Gain on Disposition of Discontinued Operations — net of taxes	$1.1	$0.1	$6.9	$0.4

Results from Discontinued Operations for the first nine months of 2007 includes a $7.5 million reduction, net of taxes, in the liability for unrecognized tax benefits and $0.9 million in related interest, net of taxes, associated with the issuance of additional tax guidance in the first quarter of 2007. Also included is a reduction in interest expense of $0.6 million, net of taxes, related to the completion of a tax audit in the third quarter of 2007.
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
NiSource activity for asset retirement obligations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006

Accretion expense	$0.3	$0.3	$0.7	$0.8
Accretion recorded as a regulatory asset	1.5	1.5	4.6	4.7

Increase in Asset Retirement Obligation Liability	$1.8	$1.8	$5.3	$5.5

7. Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On August 29, 2007, the Kentucky Public Service Commission approved a stipulation and settlement, authorizing Columbia of Kentucky to increase its base rates by $7.25 million annually. The issue of whether the Kentucky Public Service Commission can authorize utilities to expediently recover costs (such as main replacement costs) via “tracker” mechanisms is now the subject of pending litigation, not involving Columbia of Kentucky.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
On October 31, 2007, the Massachusetts Department of Public Utilities approved a $5.9 million increase in Bay State base rates, effective November 1, 2007. The increase was pursuant to Bay State’s existing PBR mechanism. In a separate filing, Bay State on October 17, 2007 petitioned the Massachusetts Department of Public Utilities to allow the company to collect an additional $7.5 million in annual revenue. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments.
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
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO, and have been found prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these risers on its distribution system. As of September 30, 2007, Columbia of Ohio deferred $4.2 million of costs associated with the study and identification of these natural gas risers as a regulatory asset and currently estimates that the cost to identify and replace the risers will approximate $165 million. On October 26, 2007, Columbia of Ohio and the PUCO Staff filed a Joint Stipulation and Recommendation that provided for Columbia of Ohio’s assumption of financial responsibility for the repair or replacement of customer-owned service lines and the replacement of risers prone to leak. In addition, the Stipulation provides for Columbia of Ohio to capitalize its investment in the service lines and risers, as well as the establishment of a tracking mechanism that would provide for the recovery of operating and maintenance costs related to Columbia of Ohio’s capitalized investment and its expenses incurred in identifying risers prone to leak. The PUCO is receiving evidence in this matter and is expected to issue an order during the first quarter of 2008.
Customer Usage. The NiSource distribution companies have experienced declining usage by customers, due in large part to the sensitivity of sales to increases in commodity prices. A significant portion of the LDCs’ operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than a fixed charge. Many of NiSource’s LDCs are evaluating mechanisms that would “de-couple” the recovery of fixed costs from throughput, and implement recovery mechanisms that more closely link the recovery of fixed costs with fixed charges. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing such changes.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Gas Transmission and Storage Operations Regulatory Matters
Significant FERC Developments. On June 30, 2005, the FERC issued the “Order on Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting for the costs of implementing the DOT’s Integrity Management Rule. The effective date of the guidance was January 1, 2006 after which all assessment costs have been recorded as operating expenses. The rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded.
Columbia Gulf and Columbia Transmission are cooperating with the FERC on an informal non-public investigation of certain operating practices regarding tariff services offered by those companies. At this time, the companies cannot predict what the result of that investigation will be, but the FERC has indicated that it may seek to impose fines and possibly seek other remedies as well.
Millennium Pipeline Project. Millennium received FERC approval for a pipeline project, in which Columbia Transmission is participating, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin at Ramapo, New York. The Millennium partnership is currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%). Columbia Transmission will be the operator.
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
Eastern Market Expansion Project. On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The expansion will add 97,000 Dth per day of storage and transportation capacity and is fully contracted on a long-term, firm basis. Columbia Transmission requested FERC approval by December 2007 and proposed to place the Eastern Market Expansion in service by spring 2009. On October 1, 2007, the FERC issued a favorable environmental assessment for public comment in this project.
Electric Operations Regulatory Matters
Significant Rate Developments. To settle a proceeding regarding Northern Indiana’s request to recover intermediate dispatchable power costs, Northern Indiana has agreed to file an electric base rate case on or before July 1, 2008.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates. The order included a rate moratorium that

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $44.3 million and $37.9 million were recognized for electric customers for the first nine months of 2007 and 2006, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first nine months of 2007 non-fuel costs were $13.4 million, all of which was deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $4.9 million were deferred. In total, for the nine months ended September 30, 2007 and 2006, MISO costs of $18.3 million and $4.0 million, respectively, were deferred.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to April 1, 2005. This resettlement began on June 9, 2007 and is anticipated to conclude in January 2008. Northern Indiana is estimating that this resettlement will result in a $6 million reduction in purchased power expenses that will positively impact net revenues within the Statements of Consolidated Income. As of September 30, 2007, Northern Indiana has recorded a $3.5 million credit in purchased power costs and a $7.8 million regulatory asset related to this resettlement. In addition, Northern Indiana anticipates recording approximately $13 million in related charges on the balance sheet as a regulatory asset, in accordance with previous IURC orders allowing deferral of certain non-fuel MISO costs. On August 10, 2007, Northern Indiana, along with Ameren Corporation, filed a joint protest at FERC that includes disagreements with MISO’s interpretation of the order regarding the financial allocation of revenue sufficiency guarantee payments.
On September 14, 2007, MISO filed a tariff with FERC outlining the development of an ASM. The ASM will allow participants to buy and sell operating reserves and regulation services that are essential to reliability. The pricing of these markets will be co-optimized with the current energy markets and MISO is targeting the start of the ASM for 2008. Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. At this time, Northern Indiana is unable to determine what impact the ASM will have on its operations or cash flows.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.
On October 16, 2007, Northern Indiana announced that an agreement was reached with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to the costs paid by customers for power purchased by Northern Indiana versus the amount of these costs absorbed by Northern Indiana. This Settlement Agreement is subject to approval by the IURC. Northern Indiana has agreed to pay a one-time refund to customers of $33.5 million to resolve this question as it relates to power purchased from January 1, 2006 through September 30, 2007. A reserve for this amount was recorded in the third quarter of 2007. Effective October 1, 2007, Northern Indiana will implement a new “benchmarking standard” that will govern the allocation of costs for purchased power between customers and Northern Indiana. The benchmark defines the price below which customers will pay for power purchases and above which Northern Indiana must absorb a portion of the costs. The benchmark is based upon the costs of power generated by hypothetical natural gas fired CCGT’s using gas purchased and delivered to Northern Indiana. This will most likely result in Northern Indiana absorbing some purchased power costs that will reduce net revenues during future periods. The agreement also contemplates Northern Indiana adding generating capacity to its existing portfolio. The benchmark will be adjusted as new capacity is added. However, the added generating capacity will substantially reduce the amount of purchased power and mitigate the impact of the adjusted benchmark. Further, the settling parties agreed to support Northern Indiana’s deferral and future recovery of carrying costs and depreciation associated with the acquisition of new generating facilities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed a need for adding approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana plans to file a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN will seek approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. The combined cost of these two facilities is estimated to exceed $500 million. Northern Indiana will request the IURC and the FERC to approve these purchases by the second quarter of 2008.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, the IURC approved Northern Indiana’s emissions compliance plan at that time with an estimated cost of $312.8 million. Northern Indiana also filed a petition with the IURC in December 2006 for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007. On July 3, 2007, Northern Indiana received an IURC order issuing a certificate of public convenience and necessity for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana will include the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and EERM filing six months after construction costs begin. On October 10, 2007, Northern Indiana filed for approval a revised cost estimate to meet the NOx, SO2 and Mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $339 million. On October 10, 2007, the IURC approved ECR-10 for capital expenditures (net of accumulated depreciation) of $237.4 million.
Mitchell Station. In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana, with input from a broad based stakeholder group, is evaluating the appropriate course of action for the Mitchell Station facility in light of Northwest Indiana’s need for that property and the substantial costs associated with restarting the facility including the potential increase in level of environmental controls required. Northern Indiana has received guidance from the IDEM that any reactivation of this facility would require a preconstruction New Source Review Standards permit. The detailed review of approaches to meeting customer’s need for power in the future filed in the IRP did not recommend restarting the Mitchell Station.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
NiSource’s derivatives on the Condensed Consolidated Balance Sheets at September 30, 2007 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$99.6	$14.8	$114.4
Other assets	10.4	0.2	10.6

Total price risk management assets	$110.0	$15.0	$125.0

Price risk management liabilities
Current liabilities	$(57.0)	$(34.7)	$(91.7)
Other liabilities	(16.0)	(1.5)	(17.5)

Total price risk management liabilities	$(73.0)	$(36.2)	$(109.2)

NiSource’s derivatives on the Condensed Consolidated Balance Sheets at December 31, 2006 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$236.6	$1.1	$237.7
Other assets	49.8	0.1	49.9

Total price risk management assets	$286.4	$1.2	$287.6

Price risk management liabilities
Current liabilities	$(202.8)	$(56.6)	$(259.4)
Other liabilities	(32.5)	(5.7)	(38.2)

Total price risk management liabilities	$(235.3)	$(62.3)	$(297.6)

The hedging activity for the third quarter and nine months ended September 30, 2007 and 2006 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, net of taxes)	2007	2006	2007	2006

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$34.5	$85.2	$31.4	$150.7

Unrealized hedging losses arising during the period on derivatives qualifying as cash flow hedges	(12.3)	(41.2)	—	(106.0)

Reclassification adjustment for net gain included in net income	(7.2)	—	(16.4)	(0.7)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$15.0	$44.0	$15.0	$44.0

During the third quarter of 2007 and 2006, no amounts were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the third quarter of 2007 and 2006, NiSource reclassified no amounts related to its cash flow hedges from accumulated other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income of approximately $29.3 million of income, net of taxes.

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
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases NYMEX futures, NYMEX options and basis contracts that correspond to a fixed or capped price in the associated delivery month. Columbia of Virginia started a program in April 2005 similar to the Northern Indiana PPS, which allows non-jurisdictional customers the opportunity to lock in their gas cost. These derivative programs are accounted for as cash flow hedges.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases NYMEX futures, NYMEX options and basis contracts that match the anticipated delivery needs of the program. This derivative program is accounted for as a cash flow hedge.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Commodity price risk programs included in price risk assets and liabilities:

	September 30, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas price volatility program derivatives	$0.3	$(36.1)	$—	$(58.9)

PPS program derivatives	—	(1.3)	0.7	(7.3)

DependaBill program derivatives	—	(1.3)	0.3	(2.4)

Electric energy program derivatives	14.7	(0.1)	0.7	(1.6)

Regulatory incentive program derivatives	—	—	0.5	(1.8)

Forward purchage agreements derivates	60.1	—	110.0	—

Total commodity price risk programs included	$75.1	$(38.8)	$112.2	$(72.0)

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
Interest rate risk activities programs included in price risk management assets and liabilities:

	September 30, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities

Interest rate swap derivatives	$—	$(14.0)	$—	$(27.3)

Marketing, Trading and Other Activities. The operations of TPC primarily involve commercial and industrial gas sales, whereby TPC utilizes gas derivatives to hedge its expected future gas purchases. These derivatives associated with commercial and industrial gas sales are accounted for as cash flow hedges. In addition, TPC, on behalf of Whiting Clean Energy, has also entered into power and gas derivative contracts to manage commodity price risk associated with operating Whiting Clean Energy.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Marketing and power programs included in price risk management assets and liabilities:

	September 30, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas marketing derivatives	$49.9	$(56.4)	$174.3	$(198.3)

Power forward derivatives	—	—	1.1	—

Total marketing and power programs	$49.9	$(56.4)	$175.4	$(198.3)

9. Goodwill Assets
NiSource’s goodwill assets at September 30, 2007 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill balances at September 30, 2007 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, New Hampshire, Maine, Louisiana, Mississippi, Maryland, Illinois, Tennessee, New Jersey and New York.
Because NiSource is part of the IRS’s Large and Mid-Size Business program, each year’s federal income tax return is typically audited by the IRS. Tax years through 2002 have been audited and are settled and closed to further assessment. The two issues from our 1999 and 2000 tax years, that had been petitioned to the Tax Court and subsequently settled with the IRS, received approval of the Tax Court in the third quarter of 2007. The audit of tax years 2003 and 2004 was concluded in the third quarter of 2007 with all issues being agreed to between the IRS and NiSource. The audit of tax years 2005 and 2006 is expected to commence in the fourth quarter of 2007 or first quarter of 2008.
The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are filed. There are no state income tax audits currently in progress.
NiSource’s interim effective tax rates reflect the estimated annual effective tax rate for 2007 and 2006, respectively, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarter ended September 30, 2007 and September 30, 2006 were 27.4% and 34.2%, respectively. The effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199. Both the third quarter of 2007 and third quarter of 2006 include approximately $1 million in adjustments to tax expense primarily related to prior year tax accrual versus return adjustments, which had the effect of reducing the effective rates below the expected rate of approximately 37%. The impact of these reductions in tax expense has a more significant impact on the third quarter 2007 effective tax rates because pre-tax earnings are lower in that quarter.
As of September 30, 2007, the Condensed Consolidated Balance Sheet reflects a reduction of $11.8 million in the liability for unrecognized tax benefits from the January 1, 2007 amount. In the first quarter of 2007, the liability was reduced by $1.5 million to reflect negotiations associated with the 1999-2002 Tax Court petition and by $7.5 million as discussed in Note 5, “Discontinued Operations and Assets Held for Sale.” In the second quarter of 2007, NiSource reclassified $3.5 million of its liability for unrecognized tax benefits to Taxes Accrued to reflect settlement of the Tax Court petition and the completion of the 2003-2004 IRS audit. With additional accrued liability of $0.4 million and $0.3 million in the second and third quarters of 2007, respectively, NiSource’s ending liability for unrecognized tax benefits as of September 30, 2007 was $4.2 million. These reductions did not materially impact the effective tax rate. NiSource does not anticipate any significant changes to its liability for unrecognized tax benefits over the next twelve months.
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
NiSource expects to make contributions of $66.7 million to its pension plans and $52.3 million to its other postretirement benefit plans during 2007. Through September 30, 2007, NiSource has contributed $65.8 million to its pension plans and $40.4 million to its other postretirement benefit plans.
The following tables provide the components of the plans’ net periodic benefits cost for the third quarter and nine months ended September 30, 2007 and 2006:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2007	2006	2007	2006

Components of Net Periodic Benefit Cost
Service cost	$10.3	$10.6	$2.5	$2.3
Interest cost	32.0	31.2	10.9	10.2
Expected return on assets	(46.8)	(43.9)	(5.2)	(4.6)
Amortization of transitional obligation	—	—	2.0	2.0
Amortization of prior service cost	1.3	1.5	0.1	0.1
Recognized actuarial loss	2.1	4.7	1.4	1.5

Total Net Periodic Benefits Cost	$(1.1)	$4.1	$11.7	$11.5

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2007	2006	2007	2006

Components of Net Periodic Benefit Cost
Service cost	$30.9	$31.9	$7.4	$7.0
Interest cost	95.8	93.7	32.7	30.4
Expected return on assets	(140.2)	(131.7)	(15.7)	(13.8)
Amortization of transitional obligation	—	—	6.0	6.0
Amortization of prior service cost	4.1	4.5	0.3	0.3
Recognized actuarial loss	6.1	13.9	4.4	4.6

Net Periodic Benefit Costs	(3.3)	12.3	35.1	34.5

Additional loss recognized due to:
Settlement loss	—	0.9	—	—

Total Net Periodic Benefits Cost	$(3.3)	$13.2	$35.1	$34.5

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
12. Long Term Debt
On August 31, 2007, NiSource Finance issued $800 million of 6.40% 10.5-year senior unsecured notes that mature March 15, 2018. The proceeds were used to repay short-term bank borrowings, to fund the redemption of $24 million of Northern Indiana variable rate pollution control bonds due November 2007 and for capital expenditures and general corporate purposes. The short-term bank borrowings were previously used to fund the redemption of Northern Indiana’s preferred stock in 2006, having a total redemption value of $81.6 million, and for the repayment of an aggregate $503.5 million of long-term debt in 2006 and the first nine months of 2007.
Capital Markets $75 million 6.78% senior notes due December 1, 2027 contain a provision which entitles the holders to require Capital Markets to redeem the notes at 100% of the principal amount plus accrued interest on December 1, 2007. As of November 1, 2007, Capital Markets has received notice from holders of $72 million of the notes requesting redemption.
13. Share-Based Compensation
NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, performance units, contingent stock awards and dividend equivalents payable on grants of options, performance units and contingent stock awards. At September 30, 2007, there were approximately 26.2 million shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $2.7 million and $4.4 million during the first nine months of 2007 and 2006, respectively, as well as related tax benefits of $1.0 million and $1.6 million, respectively. There were no modifications to awards as a result of the adoption of SFAS 123R.
As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested awards amounted to $8.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.
NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. There were 10,000 restricted shares outstanding at September 30, 2007, which were not a part of the time accelerated restricted stock award plan described below.
NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. The total shareholder return measures established were not met; therefore these grants do not have an accelerated vesting period. At September 30, 2007, NiSource had 571,625 awards outstanding which contained the time-accelerated provisions.
As of September 30, 2007, approximately 7.6 million options were outstanding and exercisable with a weighted average option price of $22.67.
The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. As of September 30, 2007, 89,860 restricted shares and 138,815 restricted stock units had been issued under the Plan.
During 2006, NiSource did not provide incumbent executives additional grants of options, restricted or contingent shares. No options or restricted shares were granted to employees during the nine months ended September 30, 2007.
In March 2007, 320,330 contingent shares were granted. The grant date fair-value of the awards was $7.5 million, based on the market price of NiSource’s common stock at the date of grant, which will be expensed net of forfeitures over the vesting period of approximately 3 years. The shares are subject to both performance and service conditions. The performance conditions are based on achievement of a non-GAAP financial measure (net operating earnings) that NiSource defines as income from continuing operations adjusted for certain items. If the performance conditions are not met, the grants will be cancelled and the shares will be forfeited. Subsequent to meeting the performance conditions, an additional two year service period will then be required before the shares vest on

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
December 31, 2009. If after completing the performance conditions but prior to completing the service conditions the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent shares on the date of termination. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. During the quarter and nine months ended September 30, 2007, $0.6 million and $1.5 million of compensation expense, net of forfeitures, was recorded to Operation and Maintenance Expense on the Consolidated Income Statement related to this contingent stock grant.
14. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at September 30, 2007 and the years in which they expire were:

(in millions)	Total	2007	2008	2009	2010	2011	After

Guarantees of subsidiaries debt	$4,684.8	$1.7	$8.6	$464.0	$1,004.3	$280.2	$2,926.0
Guarantees supporting commodity transactions of subsidiaries	592.5	187.9	373.5	29.2	—	—	1.9
Lines of credit	673.0	673.0	—	—	—	—	—
Letters of credit	60.8	—	55.5	—	—	4.3	1.0
Other guarantees	324.1	65.5	9.9	3.1	25.4	—	220.2

Total commercial commitments	$6,335.2	$928.1	$447.5	$496.3	$1,029.7	$284.5	$3,149.1

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $4.7 billion of debt for various wholly owned subsidiaries including Whiting Leasing, NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheet as of September 30, 2007. The subsidiaries are required to comply with certain financial covenants under the debt instruments and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $592.5 million of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate commitment level to $1.5 billion and extending the termination date by one year to July 2011. At September 30, 2007, NiSource had $673.0 million in short-term borrowings outstanding under its credit facility. Through the revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $60.8 million for the benefit of third parties.
Other Guarantees or Obligations. On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium Pipeline Project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing is expected to be completed in the first quarter of 2009. As of September 30, 2007,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Millennium borrowed $105.0 million under the financing agreements, of which NiSource guaranteed $49.9 million. NiSource recorded an accrued liability of approximately $3.0 million related to the fair value of this guarantee.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreements, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of September 30, 2007, Hardy Storage borrowed $130.9 million under the financing agreements, of which Columbia Transmission guaranteed $65.5 million. Columbia Transmission recorded an accrued liability of approximately $1.3 million as of September 30, 2007 and $1.6 million as of December 31, 2006, related to the fair value of this guarantee.
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
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. On September 25, 2007, the Court issued an order which appears to also be its final, appealable judgment. The defendants can now perfect their appeal to the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. NiSource has not established a reserve for the punitive damages portion of the verdict.
C. Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
A reserve of $75.7 million and $72.6 million has been recorded as of September 30, 2007 and December 31, 2006, respectively, to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on many factors including currently enacted laws and regulations, existing technology and estimated site-specific costs whereby assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. NiSource’s estimated environmental remediation liability will be refined as events in the remediation

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
process occur. Actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
Implementation of the fine particulate matter and ozone national ambient air quality standards may require imposition of additional controls on boilers, engines and turbines. On April 15, 2004, the EPA finalized the eight-hour ozone nonattainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from facilities owned by electric generation and gas transmission and storage operations. On March 29, 2007, the EPA signed a rule to govern implementation of the NAAQS for particulate matter (PM-2.5) that the EPA promulgated in 1997. The rule addresses a wide range of issues, including state rulemaking requirements as well as attainment demonstration requirements and deadlines. States must evaluate for potential reduction measures for the emission of particulate matter and its precursors such as SO2 and NOx. The rule includes a conditional presumption that, for power plants subject to the CAIR, compliance with CAIR would satisfy Reasonably Available Control Measures and Reasonably Available Control Technology requirements for SO2 and NOx. States must submit their State Implementation Plans to the EPA by April 2008. NiSource will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
On June 21, 2007, the EPA announced a proposed rule to tighten the NAAQS for ozone. The proposed rule includes a provision to tighten the standard from the current 0.08 ppm to between 0.070 and 0.075 ppm. For the new standard, the EPA is considering a range of options from further tightening the standard to 0.060 ppm to retaining the level at the current standard. Additionally, the EPA is proposing two alternatives for the secondary ozone standard that includes a new cumulative standard even more stringent than the primary one or establishment of the secondary standard at the level of the primary standard. Depending on the stringency and form of any such revision to the standards, the number of areas that fail to attain the standards could significantly increase across the country. If a number of areas do not meet the new standards, resulting rulemakings to implement the standards and improve air quality in these areas over the next several years could lead to additional pressure to reduce emissions of NOx, an ozone precursor, from facilities owned by electric generation and gas transmission and storage operations. NiSource will closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls that may be required at this time.
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
Gas Distribution Operations.
There were no new environmental matters relating to Gas Distribution Operations during the first nine months of 2007.
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
On May 7, 2007, the Ohio EPA issued a draft rule requiring additional NOx controls in the Cleveland/Akron ozone non-attainment area. This rule potentially impacts four Columbia Transmission compressor stations. Columbia

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Transmission is working closely with the Ohio EPA on rule development. Compliance costs are dependant on the final outcome.
On September 26, 2007, the VADEQ issued a Notice of Violation related to compliance requirements under the State Water Control Law and Regulations to Columbia Transmission with regard to its pipeline expansion project that connects to Hardy Storage. The VADEQ alleges impact to an aquatic ecosystem related to drill line discharge of bentonite. A preliminary conference has been scheduled with VADEQ to discuss this matter.
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
On March 14, 2007, Indiana proposed a draft rule to implement the EPA BART requirements for reduction of regional haze. On October 3, 2007, the Indiana Air Pollution Control Board adopted the rule with some minor modifications. The rule is in the process of undergoing Executive Branch approvals. The effective date is anticipated to be late in the first quarter of 2008 with compliance with any required BART controls within five years (2013). The language of the final rule relies upon the provisions of the Indiana CAIR to meet requirements for NOx and SO2 and does not impose any additional control requirements on coal-fired generation, including Northern Indiana, to control these emissions. As part of the BART analysis process the IDEM is still evaluating the potential impact of particulate matter from electric generating units to determine if there are impacts on Class I areas. Northern Indiana will work closely with IDEM regarding the particulate matter analysis requirements of the BART analysis. Northern Indiana will closely monitor developments in this area and at this time cannot accurately estimate the timing or cost of any emission controls that may be required.
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
Local air quality has improved in three counties in which Northern Indiana generating assets are located. In recognition of this improvement, the IDEM submitted petitions to the EPA seeking redesignation of the Indiana counties of Lake, Porter and LaPorte to attainment of the eight-hour ozone NAAQS. Final rulemaking was published in the Federal Register, and became effective on July 19, 2007 for LaPorte County. The EPA approval is pending for Lake and Porter counties. On October 3, 2007, the Indiana Air Pollution Control Board preliminarily adopted the redesignation of LaPorte County to attainment as part of a reformatting of the state attainment designation rule and is expected to final adopt the rule in the first quarter of 2008 and become effective by mid-2008. Upon promulgation of the EPA and subsequent IDEM regulations to implement the redesignations to attainment, new source review rules are expected to change from nonattainment new source review rules to the less onerous prevention of significant deterioration rules while measures responsible for existing emission reductions would continue. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the outcome or timing of the approval of the petitions.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Indiana is in the process of promulgating a mercury rule to implement the EPA CAMR. On October 3, 2007, the Indiana Air Pollution Control Board held a second public hearing and adopted the EPA CAMR with minor changes. The rule is in the process of obtaining Executive Branch approvals and is expected to become effective late in the fourth quarter 2007 or early 2008 with compliance required in 2010. The EPA FIP rule, published December 22, 2006, has not been finalized and is intended only as a backstop for states such as Indiana that missed the November 17, 2006 submittal deadline. The IDEM has indicated it is planning on utilizing an option in the FIP that will let the state submit a request for partial approval to use the IDEM’s allowance allocation methodology until the EPA is able to approve the full state plan. The state’s request for partial approval would be due to the EPA upon the effective date of the final FIP, estimated to be early March 2008. The EPA would not record allowance allocations for 2010 until September 2008. The FIP would be rescinded upon EPA acceptance of the Indiana rule. Northern Indiana will closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
Water.
On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. On January 25, 2007, the Second Circuit in a court decision on the Phase II 316(b) rule remanded for EPA reconsideration the options providing flexibility for meeting the requirements of the rule. On March 20, 2007, the EPA issued a guidance memo advising its Regional Administrators that the Agency considers the 316(b), Phase II Rule governing cooling water withdrawals suspended and will be issuing a Federal Register notice to that effect. On July 9, 2007, the EPA published a notice in the Federal Register suspending the Phase II rule. The notice explained that the EPA is not accepting comments on the suspension and notes that “best professional judgment” is to be used in making 316(b) decisions. The EPA will need to propose a revised 316(b) rule to address the areas remanded by the court decision. Northern Indiana will closely monitor the EPA rule developments.
On July 5, 2007, the Second Circuit Court of Appeals denied the petitions for rehearing asking the court to reconsider its remand of the Phase II 316(b) ruling. More than one entity is expected to submit a request for certiorari to the U. S. Supreme Court by the early November submittal deadline seeking to reverse the Second Circuit Court’s decision. Northern Indiana will continue to closely monitor this activity.
IDEM recently issued a renewed National Pollution Discharge Elimination System Permit for the Northern Indiana’s Michigan City Generating Station. The permit requires that the facility meet the Great Lakes Initiative discharge limits for copper. The Michigan City Generating Station has a four year compliance schedule to meet these limits, which ends April 1, 2011. Northern Indiana is evaluating alternatives for treating copper in wastewater at the Michigan City Generating Station; estimated capital costs are between $7 million and $23 million.
Great Lakes Initiative-based discharge limits for mercury have also been set for both the Bailly Generating Station and the Michigan City Generating Station. Northern Indiana will collect data, develop and implement pollution minimization program plans, to demonstrate progress in minimizing the discharge of mercury.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Changes in Common Stockholders’ Equity and Comprehensive Income
The following table displays the changes in Common Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2007 and 2006.

			Additional		Accum
	Common	Treasury	Paid-In	Retained	Other Comp		Comp
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2007	$2.7	$(21.2)	$3,998.3	$1,012.9	$20.9	$5,013.6

Adjustment to initially apply new measurement date pursuant to SFAS No. 158, net of tax				(6.9)		(6.9)
Adjustment to initially apply FIN 48, net of tax				(0.8)		(0.8)

Beginning balance, as adjusted	$2.7	$(21.2)	$3,998.3	$1,005.2	$20.9	$5,005.9
Comprehensive Income:
Net Income				254.4		254.4	254.4
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					0.4	0.4	0.4
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(16.4)	(16.4)	(16.4)
Unrecognized Pension Benefit and OPEB cost (c )					3.6	3.6	3.6

Total comprehensive income							242.0
Dividends:
Common shares				(252.2)		(252.2)
Treasury stock acquired		(2.1)				(2.1)
Issued:
Employee stock purchase plan			0.6			0.6
Long-term incentive plan			9.2			9.2
Amortization of Long-term incentive Plan			0.8			0.8

Balance September 30, 2007	$2.7	$(23.3)	$4,008.9	$1,007.4	$8.5	$5,004.2

			Additional		Accum
	Common	Treasury	Paid-In	Retained	Other Comp		Comp
(in millions)	Shares	Shares	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2006	$2.7	$(15.1)	$3,969.4	$981.6	$(5.6)	$4,933.0

Comprehensive Income:
Net Income				219.7		219.7	219.7
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					1.7	1.7	1.7
Net unrealized lossess on derivatives qualifying as cash flow hedges (b)					(106.7)	(106.7)	(106.7)
Unrecognized Pension Benefit and OPEB cost (c )					4.4	4.4	4.4

Total comprehensive income							119.1
Dividends:
Common shares				(250.9)		(250.9)
Treasury stock acquired		(6.0)				(6.0)
Issued:
Employee stock purchase plan			0.6			0.6
Long-term incentive plan			6.5			6.5
Tax benefits of options			2.3			2.3
Amortization of Long-Term
Incentive Plan			0.8			0.8

Balance September 30, 2006	$2.7	$(21.1)	$3,979.6	$950.4	$(106.2)	$4,805.4

(a)	Net unrealized losses on available for sale securities, net of $0.5 million and $1.1 million tax expense in the first nine months of 2007 and 2006, respectively.

(b)	Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $6.6 million tax expense and $60.0 million tax benefit in the first nine months of 2007 and 2006, respectively.

(c)	Unrecognized pension benefit and OPEB costs, net of $2.1 million and $3.0 million tax expense in the first nine months of 2007 and 2006, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
16. Accumulated Other Comprehensive Income
The following table displays the components of Accumulated Other Comprehensive Income, which is included in “Common Stockholders’ Equity,” on the Condensed Consolidated Balance Sheets.

	September 30,	December 31,
(in millions)	2007	2006

Other comprehensive income (loss), before taxes:
Unrealized gains on securities	$4.8	$3.9
Tax (expense) on unrealized gains on securities	(2.2)	(1.7)
Unrealized gains on cash flow hedges	20.8	43.8
Tax (expense) on unrealized gains on cash flow hedges	(5.8)	(12.4)
Unrecognized pension benefit and OPEB costs	(14.5)	(20.2)
Tax benefit on unrecognized pension benefit and OPEB costs	5.4	7.5

Total Accumulated Other Comprehensive Income, net of taxes	$8.5	$20.9

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006

REVENUES
Gas Distribution Operations
Unaffiliated	$528.0	$463.8	$3,506.3	$3,338.2
Intersegment	7.7	4.2	25.0	11.6

Total	535.7	468.0	3,531.3	3,349.8

Gas Transmission and Storage Operations
Unaffiliated	152.5	145.7	457.9	451.1
Intersegment	47.8	52.3	162.9	177.7

Total	200.3	198.0	620.8	628.8

Electric Operations
Unaffiliated	378.4	378.2	1,039.2	987.2
Intersegment	0.3	0.5	1.1	1.3

Total	378.7	378.7	1,040.3	988.5

Other Operations
Unaffiliated	182.5	168.6	707.6	663.8
Intersegment	13.3	7.6	39.9	30.2

Total	195.8	176.2	747.5	694.0

Adjustments and eliminations	(69.5)	(64.5)	(228.1)	(220.7)

Consolidated Revenues	$1,241.0	$1,156.4	$5,711.8	$5,440.4

Operating Income (Loss)
Gas Distribution Operations	$(43.5)	$(31.6)	$231.2	$168.4
Gas Transmission and Storage Operations	74.9	68.9	249.5	258.2
Electric Operations	85.4	108.3	223.2	239.7
Other Operations	4.7	(0.2)	0.7	(13.8)
Corporate	(8.6)	(8.9)	(13.8)	(15.7)

Consolidated Operating Income	$112.9	$136.5	$690.8	$636.8

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
For the nine months ended September 30, 2007, NiSource reported income from continuing operations before cumulative effect of change in accounting principle of $247.1 million, or $0.90 per basic share, compared to $221.1 million, or $0.81 per basic share in 2006.
The increase in income from continuing operations before cumulative effect of changes in accounting principle was primarily due to the following factors:
•	Gas Distribution Operations net revenues increased from favorable weather compared to last year, customer growth and regulatory initiatives. NiSource’s gas markets experienced 13% warmer than normal weather during the first nine months of 2006 compared to weather that was, on average, normal this year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	Gas Transmission and Storage Operations’ net revenues have increased as higher net revenues from firm capacity reservation fees more than offset lower revenues from shorter term transportation and storage services. While stabilization in the natural gas market has moderated optimization revenues this year, firm capacity and commodity revenues have been strong compared to last year. One of the drivers behind this improvement is that the Columbia Gulf mainline pipeline has been fully subscribed throughout 2007.
•	Electric Operations net revenue has increased even after the impact of the settlement relating to power purchased by Northern Indiana discussed below. Increased wholesale margins, residential volumes, favorable weather versus last year, lower unrecoverable MISO costs and customer growth more than offset the settlement, lower industrial sales and the timing of revenue credits.
•	Other Operations is now about breakeven compared to an operating loss last year. This improvement is driven by Whiting Clean Energy. See the discussion below under the heading “Whiting Clean Energy”.
These increases were partially offset by the following items:
•	Electric Operations net revenues were negatively impacted by a $33.5 million accrual that was recorded in the third quarter of 2007 for a settlement relating to power purchased by Northern Indiana during 2006 and 2007. On October 16, 2007, Northern Indiana settled a dispute regarding the cost of electric power the company was required to purchase to meet growing market demands. The settlement requires approval by the IURC.
•	Operation and maintenance expenses increased due to higher employee and administrative expenses, electric generation and maintenance costs including the impact of the severe storms, and the reversal of a restructuring reserve in 2006 that favorably impacted that year. The employee and administrative costs include payroll, benefits and corporate services. Within corporate services, the cost increases were primarily related to NiSource’s business services arrangement with IBM.
•	The effective tax rate was higher for the first nine months of 2007 as compared to comparable period last year. The effective tax rate for 2007 is 36.9%. Last year’s effective tax rate of 35.6% was favorably impacted by state deferred income tax adjustments recorded during the first quarter of 2006.
•	Interest expense increased due to higher short-term interest rates and credit facility fees.
•	Increases in property taxes and higher depreciation cost from last year.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Master Limited Partnership
NiSource intends to proceed with the formation of a Master Limited Partnership for certain gas transmission and storage assets. NiSource intends to file a registration statement with the SEC, following board approval, later this year for the offer and sale of limited partnership interests in a new subsidiary. The formation of a Master Limited Partnership is a natural complement to the Gas Transmission and Storage Operations growth strategy and should provide access to competitively priced capital to support future growth investment.
Earnings Outlook
NiSource currently expects income from continuing operations for 2007 to be approximately $1.21 per basic share. This expectation takes into account the purchased power settlement by Northern Indiana and restructuring charges and asset impairments recorded to date, plus expected charges which will be recorded in the fourth quarter relating to the agreement-in-principle reached with IBM and the early redemption of PEI long-term debt related to the proposed sale of the Whiting Clean Energy facility to Northern Indiana. Additionally, this outlook includes the favorable weather impact of 3 cents per share that occurred during the first nine months of 2007.
Assuming normal weather, income from continuing operations for the 2008-2010 period are expected to fall within a range of $1.25 to $1.35 per basic share. Thereafter, NiSource expects its ongoing capital investment program of more than $1 billion per year to produce meaningful annual growth in earnings per share.
Electric Supply
Northern Indiana has identified a need for additional resources to meet its electric customers’ demand in the coming years. To assess options to meet this need, a request for proposal for purchases of power (including renewable

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
energy) and demand reducing options was issued in 2006. These bids are to provide power in the long term. Northern Indiana has also issued a request for proposals in order to identify and negotiate contracts for acquiring combined-cycle generation assets and/or purchase power agreements by no later than May 31, 2008. Proposals were received by July 27, 2007. All proposals were evaluated and compared to other options including building different types of power plants, entering into a natural gas purchase contract to provide low cost gas for power production and restarting the Mitchell Station.
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed a need for adding approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana plans to file a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN will seek approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. The combined cost of these two facilities is estimated to exceed $500 million. Northern Indiana will request the IURC and the FERC to approve these purchases by the second quarter of 2008.
Four-Point Platform for Growth
NiSource has established four key initiatives to build a platform for long-term, sustainable growth: commercial and regulatory initiatives; commercial growth and expansion of the gas transmission and storage business; financial management of the balance sheet; and process and expense management. Following are updates to the four-point platform for growth:
Commercial and Regulatory Initiatives
Whiting Clean Energy. On December 18, 2006, Whiting Clean Energy and BP executed an amendment which materially changed the terms of the ESA under which Whiting Clean Energy provides steam to BP. The improved results from this agreement, reflected in the first nine months of 2007 results, are expected to continue through the remainder of 2007. This improvement is reflected in the results from the Other Operations segment, which has been producing negative results for a number of years. Other Operations reported operating income of $0.7 million for the first nine months of 2007, versus an operating loss of $13.8 million for the comparable 2006 period. The profitability of the Whiting Clean Energy project will continue to be dependent on, among other things, prevailing prices in the energy markets and regional load dispatch patterns and the steam requirements for BP’s oil refinery.
On July 27, 2007, Whiting Clean Energy submitted a proposal in response to the Northern Indiana-issued RFP “2008 Combined Cycle Request for Proposals.” Whiting Clean Energy was notified during October 2007 that its proposal was selected by Northern Indiana. The pending sale of the Whiting Clean Energy facility to Northern Indiana would require Northern Indiana to assume commercial contracts of Whiting Clean Energy, including the agreement with BP. In addition, PEI would be required to redeem its long term debt and incur early redemption fees of approximately $31 million, based upon current interest rates and net of accrued interest and principal already payable. PEI’s long-term debt outstanding as of September 30, 2007 was $293.8 million.
Customer Conservation. The first nine months of 2007 results were generally in line with management’s belief that declines in customer demand experienced during 2006 were a response to higher market prices for natural gas, particularly in the aftermath of the 2005 hurricane season. As prices decreased during the later part of 2006 and have stabilized during the first nine months of 2007, both usage erosion and customer attrition levels continue to moderate. However, NiSource remains focused on the effects of customer conservation and is taking steps to address this issue. NiSource is developing and pursuing a number of regulatory initiatives throughout its distribution markets to mitigate the impact of conservation and customer attrition either through broader rate proceedings or specific mechanisms such as rate design, decoupling or other initiatives developed to moderate the impact of conservation.
Rate Developments. NiSource is moving forward on regulatory initiatives across several distribution company markets. Whether through full rate case filings or other approaches, NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs to enhance our infrastructure. Rate case planning

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
activities are underway at Columbia of Ohio, Columbia of Pennsylvania and Northern Indiana, with filings anticipated during 2008. Also, at Columbia of Ohio, stakeholder meetings have been initiated in an effort to meet the respective needs of all parties in shaping the future regulatory, commercial and investment model for Columbia of Ohio.
On October 31, 2007, the Massachusetts Department of Public Utilities approved a $5.9 million increase in Bay State base rates, effective November 1, 2007. The increase was pursuant to Bay State’s existing PBR mechanism. In a separate filing, Bay State on October 17, 2007 petitioned the Massachusetts Department of Public Utilities to allow the company to collect an additional $7.5 million in annual revenue. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments.
On May 9, 2007, Northern Indiana received approval from the IURC for its Rate Simplification program, which will simplify residential natural gas rates and implement an energy conservation program.
On August 29, 2007, the Kentucky Public Service Commission approved a stipulation and settlement, authorizing Columbia of Kentucky to increase its base rates by $7.25 million annually. The issue of whether the Kentucky Public Service Commission can authorize utilities to expediently recover costs (such as main replacement costs) via “tracker” mechanisms is now the subject of pending litigation, not involving Columbia of Kentucky.
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
Hardy Storage Project. Hardy Storage completed its second full quarter of operations, receiving customer injections into its new underground natural gas storage facility in West Virginia. Injections this year will allow the field to deliver up to 100,000 Dth of natural gas per day during the 2007-2008 winter heating season. When fully operational in 2009, the field will have a working storage capacity of 12 billion cubic feet, delivering more than 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Columbia Transmission, the operator of Hardy Storage, is expanding its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of the expansion will be completed and placed in-service in the fourth quarter of 2007.
Eastern Market Expansion Project. On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The expansion will add 97,000 Dth per day of storage and transportation capacity and is fully contracted on a long-term, firm basis. Columbia Transmission requested FERC approval by December 2007 and proposed to place the Eastern Market Expansion in service by spring 2009. On October 1, 2007, the FERC issued a favorable environmental assessment for public comment in this project.
Crawford Storage Field Project. NiSource concluded successful open seasons to gauge customer interest in an expansion of its Crawford Storage Field in central Ohio. The final scope of the project will be determined based on the outcome of the ongoing customer discussions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Growth Projects. Columbia Gulf recently expanded two interconnection points providing incremental delivery capacity of 30,000 Dth per day to Henry Hub and 85,000 Dth per day to Southern Natural Gas near Lafayette, Louisiana. This capacity was sold via auction and placed into service in the third quarter of 2007. A successful open season was held in the first quarter of 2007 to auction capacity of 380,000 Dth per day relating to two interconnection points being constructed in southern Louisiana with Transcontinental Gas Pipeline that will provide increased access to downstream mid-Atlantic and Northeast markets. These interconnection points are expected to be placed into service in the fourth quarter of 2007.
A binding open season for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission ends on November 2, 2007.
Sales of Shorter-Term Transportation and Storage Services. Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. Columbia Transmission entered into contracts that represented revenues in excess of $45 million of shorter-term business for 2006. Stabilization in the natural gas market moderated these shorter-term optimization revenues during the first nine months of 2007 to approximately $18 million. Columbia Transmission and Columbia Gulf plan to continue offering these shorter-term transportation and storage services. Customer requirements for these services will vary according to market conditions which include such factors as commodity price volatility, geographic price differentials and the physical capacity and capabilities of the pipeline network.
Process and Expense Management
IBM Agreement. During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM was to provide a broad range of business transformation and outsourcing services to NiSource. As a part of the transformation initiatives, many new information technology systems and process changes had an accelerated time-line for completion, which created the risk of operational delays, potential errors and control failures which could impact NiSource and its financial condition. In August 2006, further implementation of certain information technology systems was delayed due to difficulties encountered with the first wave of new system implementations. In the first quarter of 2007, NiSource decided to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed assets, and budgeting. The transition back to NiSource of these functions commenced on June 1, 2007 and is expected to continue through the end of 2007. In early 2007, a high-level team of NiSource and IBM resources began an overall reassessment of the outsourcing initiative primarily to focus on operational and transformational improvements and remediation and develop an integrated plan that enables NiSource to achieve its business objectives going forward. In mid-October 2007, NiSource and IBM reached an agreement-in-principle on modifications to their long-term business services agreement. These modifications will put NiSource in a position to more effectively manage its employee and administrative expenses, while ensuring delivery of services needed to meet the company’s needs. The delay in the transformation projects and proposed restructuring of the relationship will result in a reduction in the projected cost savings. The agreement-in-principle is not binding and is contingent on finalization of a definitive amendment to the agreement.
Financial Management of the Balance Sheet
Refinancing of Debt. On August 31, 2007, NiSource Finance issued $800 million of 6.40% 10.5-year senior unsecured notes that mature March 15, 2018. The proceeds were used to repay short-term bank borrowings, to fund the redemption of $24 million of Northern Indiana variable rate pollution control bonds due November 2007 and for capital expenditures and general corporate purposes. The short-term bank borrowings were previously used to fund the redemption of Northern Indiana’s preferred stock in 2006, having a total redemption value of $81.6 million, and for the repayment of an aggregate $503.5 million of long-term debt in 2006 and the first nine months of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Results of Operations
Quarter Ended September 30, 2007
Net Income
NiSource reported net income of $11.0 million, or $0.04 per basic share, for the three months ended September 30, 2007, compared to net income of $25.8 million, or $0.10 per basic share, for the third quarter of 2006. Operating income was $112.9 million, a decrease of $23.6 million from the same period in 2006.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. An increase in operating expenses of $3.9 million was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2007, were $630.1 million, a $1.4 million decrease from the same period last year, which includes the impact of $3.9 million of trackers discussed above. Increased net revenues from Gas Transmission and Storage Operation of $6.6 million, Other Operations of $6.7 million and Gas Distribution Operations of $2.8 million were offset by lower net revenue from Electric Operations of $17.4 million. Electric Operations net revenues decreased due to a $33.5 million settlement related to the cost of power purchased by Northern Indiana in 2006 and 2007 and lower residential and industrial margins of $6.2 million, partially offset by increased wholesale revenues amounting to $8.0 million, favorable weather of approximately $5 million, higher commercial margins of approximately $5 million and other factors. Net revenues increased within Gas Transmission Operations as a result of increased firm capacity reservation revenues of $7.7 million due in large part to due to the Columbia Gulf mainline pipeline being fully subscribed in 2007. Increased net revenues from the Whiting Clean Energy facility of $8.5 million drove the increase in net revenues within Other Operations. Net revenue increases from Gas Distribution Operations were a result of higher net revenues from regulatory initiatives and other service programs of $3.7 million.
Expenses
Operating expenses for the third quarter of 2007 were $519.8 million, an increase of $23.9 million from the comparable 2006 period. Excluding expenses that are recovered through regulatory trackers that increase both operating expenses and net revenues (see discussion above), operating expenses were up $20.6 million. This increase was primarily due to higher employee and administrative expenses of $13.8 million, increased other taxes of $7.4 million and increased storm damage expenses within Electric Operations of $3.8 million. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to NiSource’s business services arrangement with IBM.
Other Income (Deductions)
Interest expense, net was $100.8 million for the quarter, an increase of $4.6 million compared to third quarter of 2006. This increase was due primarily to higher short-term interest rates. Other, net was $1.4 million for the current quarter compared to a loss of $0.8 million for the comparable 2006 period due to higher interest income in the third quarter 2007 compared to the third quarter 2006.
Income Taxes
Income tax for the third quarter of 2007 was $3.7 million, a decrease of $9.8 million compared to the third quarter of 2006 due primarily to lower pretax income and a lower effective tax rate. The effective tax rate for the quarter ended September 30, 2007 was 27.4% compared to 34.2% for the comparable period last year. Both the third quarter of 2007 and third quarter of 2006 include approximately $1 million in adjustments to tax expense primarily related to prior year tax accrual versus return adjustments which had the effect of reducing the effective rates below the expected rate of approximately 37%. These reductions in tax expense have a more significant impact on the third quarter 2007 effective tax rate because pre-tax earnings are lower in that quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Results of Operations
Nine Months Ended September 30, 2007
Net Income
NiSource reported net income of $254.4 million, or $0.93 per basic share, for the nine months ended September 30, 2007, compared to $219.7 million, or $0.81 per basic share, for the first nine months of 2006. Operating income was $690.8 million, an increase of $54 million from the same period in 2006.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on total operating income results. An increase in operating expenses of $19.8 million was offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2007, were $2,384.6 million, a $131.2 million increase from the same period last year, which includes the impact of $19.8 million of increased trackers discussed above. This increase in net revenues was primarily due to favorable weather in the first nine months of 2007 compared to the first nine months of 2006 favorably impacting Gas Distribution Operations by approximately $62 million and Electric Operations by approximately $14 million. Gas Distribution Operations net revenues also increased from regulatory initiatives and other service programs of $11.6 million, customer growth contributing approximately $7 million and increased commercial sales and usage of $4.4 million. Whiting Clean Energy had increased net revenues of $17.9 million compared to the same period last year impacting Other Operations. In addition to the weather impact mentioned above, Electric Operations net revenues increased due to higher wholesale revenues amounting to $16.7 million, increased residential usage of $7.4 million, lower unrecoverable MISO costs of $5.6 million and customer growth amounting to $4.6 million. These increases in Electric Operations net revenues were partially offset by a $33.5 million settlement related to the cost of power purchased by Northern Indiana in 2006 and 2007, lower industrial usage and margin amounting to $12.4 million and timing of revenue credits. Within Gas Transmission Operations, net revenues increased $5.5 million due to higher firm capacity reservation revenues of $15.2 million and increased commodity revenues of $3.4 million, partially offset by a decrease in shorter-term transportation services and storage optimization revenues of $14.0 million.
Expenses
Operating expenses for the first nine months of 2007 were $1,701.6 million, an increase of $84.2 million from the comparable 2006 period. Excluding increases in expenses that are recovered through regulatory trackers and corresponding increases in net revenues (see discussion above), operating expenses increased $64.4 million. This increase was primarily due to higher employee and administrative expenses of $48.3 million, increased other taxes of $10.3 million, a $6.6 million impairment charge related to base gas at a storage field and increased storm damage within Electric Operations of $4.2 million. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to NiSource’s business services arrangement with IBM. These increases in expenses were partially offset by the impact of $14.5 million of IBM transition costs incurred in the first nine months of 2006.
Other Income (Deductions)
Interest expense, net was $297.5 million for the first nine months of 2007 compared to $284.9 million for the first nine months of last year. This increase of $12.6 million was mainly due to higher short-term interest rates and credit facility fees. Other, net was a loss of $1.8 million for the first nine months of 2007 compared to a loss of $6.9 million for the comparable 2006 period due primarily to higher interest income in the first nine months of 2007 compared to the first nine months of 2006.
Income Taxes
Income tax for the first nine months of 2007 was $144.4 million, an increase of $22.3 million compared to the first nine months of 2006 due primarily to higher pretax income and a higher effective tax rate. The effective tax rate for the first nine months of 2007 was 36.9% compared to 35.6% for the comparable period last year, which benefited from favorable state deferred income tax adjustments recorded in the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Discontinued Operations
Results from Discontinued Operations for the first nine months of 2007 includes a $7.5 million reduction, net of taxes, in the liability for unrecognized tax benefits and $0.9 million in related interest, net of taxes, associated with the issuance of additional tax guidance in the first quarter of 2007. Also included is a reduction in interest expense of $0.6 million, net of taxes, related to the completion of the NiSource consolidated 2003 and 2004 tax audit.
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
Operating Activities
Net cash flows from operating activities for the nine months ended September 30, 2007 were $398.9 million, a decrease of $472.9 million from the first nine months of 2006. Changes in assets and liabilities reduced net cash flows from operating activities by $556.0 million. The impacts of gas prices and weather significantly impact working capital changes. High gas prices and 5% colder than normal weather in the fourth quarter of 2005 drove significantly higher than normal accounts receivable and unrecovered gas costs balances that were subsequently collected in 2006. Conversely, the fourth quarter of 2006 was 18% warmer than normal, leading to relatively lower accounts receivable and unrecovered gas cost balances at December 31, 2006 and less cash to be collected in 2007. Increases in net income and changes in deferred taxes totaling $141.9 million reduced the impact from the changes in assets and liabilities.
Investing Activities
Capital expenditures of $519.8 million during the first nine months of 2007 were $114.1 million higher than the comparable 2006 period. The spending for the first nine months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in 2007 compared to last year, mainly for increased integrity-management improvements in the Gas Transmission and Storage Operations segment and expenditures to replace key components within the Electric Operations segment in addition to new business projects.
Capital spending, including ongoing infrastructure investments, is projected to be more than $1 billion annually, beginning in 2008 and for the foreseeable future.
Restricted cash was $96.0 million and $142.5 million for the periods ended September 30, 2007 and December 31, 2006, respectively. The decrease in restricted cash was due primarily to volatility in forward gas contracts, which resulted in decreased margin deposits on open derivative contracts at September 30, 2007 as compared to December 31, 2006.
Financing Activities
On July 29, 2003, NiSource filed a shelf registration statement with the SEC to periodically sell up to $2.5 billion in debt securities, common and preferred stock, and other securities. The registration statement became effective on August 7, 2003, which when combined with NiSource’s pre-existing shelf capacity, provided an aggregate $2.8 billion of total issuance capacity. As of September 30, 2007, NiSource’s remaining shelf capacity was $50 million.
Long-term Debt. On August 31, 2007, NiSource Finance issued $800 million of 6.40% 10.5-year senior unsecured notes that mature March 15, 2018. The proceeds were used to repay short-term bank borrowings, to fund the redemption of $24 million of Northern Indiana variable rate pollution control bonds due November 2007 and for capital expenditures and general corporate purposes. The short-term bank borrowings were previously used to fund the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
redemption of Northern Indiana’s preferred stock in 2006, having a total redemption value of $81.6 million, and for the repayment of an aggregate $503.5 million of long-term debt in 2006 and the first nine months of 2007.
Capital Markets $75 million 6.78% senior notes due December 1, 2027 contain a provision which entitles the holders to require Capital Markets to redeem the notes at 100% of the principal amount plus accrued interest on December 1, 2007. As of November 1, 2007, Capital Markets has received notice from holders of $72 million of the notes requesting redemption.
During August 2007, Northern Indiana redeemed $20 million of its medium-term notes with an average interest rate of 6.77%.
During June 2007, Northern Indiana redeemed $12 million of its medium-term notes with an interest rate of 7.25%.
During April 2007, NiSource redeemed $27 million of Capital Markets medium-term notes, with an average interest rate of 7.49%.
During May 2006, NiSource redeemed $25 million of Capital Markets medium-term notes, with an average interest rate of 7.50%.
During April 2006, NiSource redeemed $15 million of Capital Markets medium-term notes, with an average interest rate of 7.75%.
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
NiSource Finance had outstanding credit facility borrowings of $673.0 million at September 30, 2007, at a weighted average interest rate of 5.53%, and borrowings of $1,193.0 million at December 31, 2006, at a weighted average interest rate of 5.68%. As of September 30, 2007 and December 31, 2006, NiSource Finance had $60.8 million and $81.9 million of stand-by letters of credit outstanding, respectively. At September 30, 2007, $31.9 million of the $60.8 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $28.8 million of stand-by letters of credit outstanding at September 30, 2007, $25.5 million resided under NiSource Finance’s five-year credit facility and $3.3 million resided under an uncommitted arrangement with another financial institution. As of September 30, 2007, $801.5 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The agreement was recently extended for another year to June 27, 2008. As of September 30, 2007, $77.1 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement under the term of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 21, 2007, and can be renewed if mutually agreed to by both parties. As of September 30, 2007, NRC had sold $163.1 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
Contractual Obligations. On January 1, 2007, NiSource adopted the provisions of FIN 48. The adoption of FIN 48 did not have a significant impact on NiSource’s liability for unrecognized tax benefits. The total amount of the liability for unrecognized tax benefits was $16.0 million as of the date of adoption, and $4.2 million at September 30, 2007. NiSource does not anticipate any significant changes to its liability for unrecognized tax benefits over the next twelve months. Refer to Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $7.2 million and $20.6 million for the quarter and nine months ended September 30, 2007, respectively.
Credit Risk
Due to the nature of the industry, credit risk is a factor in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. Written guidelines approved by NiSource’s Risk

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Management Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures. Exposures to credit risks are monitored by the Corporate Credit Risk function which is independent of all commercial operations. Credit risk arises with the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative contracts such as interest rate swaps, credit risk arises when counterparties are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions. Current credit exposure is generally measured by the notional or principal value of obligations and direct credit substitutes, such as commitments, stand-by letters of credit and guarantees. In determining exposure, NiSource considers collateral that it holds to reduce individual counterparty credit risk.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for the gas marketing and derivative portfolios on an average, high and low basis was $0.1 million, $0.2 million and zero during the third quarter of 2007, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. Power and gas derivative contracts entered into to manage price risk associated with Whiting Clean Energy are limited to quantities surrounding the physical generation capacity of Whiting Clean Energy and the gas requirements to operate the facility.
Refer to Note 8, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
NiSource has issued guarantees that support up to approximately $592.5 million of commodity-related payments for its current subsidiaries involved in energy commodity contracts and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets.
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
When it adopted SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. Other than the requirement for expensing stock options, outstanding share-based awards will continue to be accounted for substantially as they are currently. As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested awards amounted to $8.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006

Net Revenues
Sales Revenues	$535.7	$468.0	$3,531.3	$3,349.8
Less: Cost of gas sold (excluding depreciation and amortization)	341.8	276.9	2,430.5	2,353.3

Net Revenues	193.9	191.1	1,100.8	996.5

Operating Expenses
Operation and maintenance	152.0	142.4	569.1	534.2
Depreciation and amortization	59.2	57.7	175.8	173.3
Impairment and gain on sale of assets	0.1	(0.3)	(0.4)	(0.3)
Other taxes	26.1	22.9	125.1	120.9

Total Operating Expenses	237.4	222.7	869.6	828.1

Operating Income (Loss)	$(43.5)	$(31.6)	$231.2	$168.4

Revenues ($ in Millions)
Residential	223.0	211.2	1,969.7	2,067.0
Commercial	87.5	86.3	726.5	773.2
Industrial	49.7	53.7	216.7	232.4
Off System	161.1	77.6	468.3	315.7
Other	14.4	39.2	150.1	(38.5)

Total	535.7	468.0	3,531.3	3,349.8

Sales and Transportation (MMDth)
Residential	16.2	15.6	191.5	162.5
Commercial	19.4	20.0	128.1	114.3
Industrial	89.7	91.1	279.2	272.5
Off System	24.3	11.3	65.4	41.2
Other	0.1	0.1	0.6	0.6

Total	149.7	138.1	664.8	591.1

Heating Degree Days	33	69	3,157	2,752
Normal Heating Degree Days	52	58	3,163	3,165
% Colder (Warmer) than Normal	(37%)	19%	0%	(13%)

Customers
Residential			3,016,242	2,983,908
Commercial			287,230	276,058
Industrial			8,126	7,849
Other			79	73

Total			3,311,677	3,267,888

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Regulatory Matters
Significant Rate Developments. On August 29, 2007, the Kentucky Public Service Commission approved a stipulation and settlement, authorizing Columbia of Kentucky to increase its base rates by $7.25 million annually. The issue of whether the Kentucky Public Service Commission can authorize utilities to expediently recover costs (such as main replacement costs) via “tracker” mechanisms is now the subject of pending litigation, not involving Columbia of Kentucky.
On October 31, 2007, the Massachusetts Department of Public Utilities approved a $5.9 million increase in Bay State base rates, effective November 1, 2007. The increase was pursuant to Bay State’s existing PBR mechanism. In a separate filing, Bay State on October 17, 2007 petitioned the Massachusetts Department of Public Utilities to allow the company to collect an additional $7.5 million in annual revenue. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments.
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
Certain of the NiSource distribution companies are embarking upon plans to replace significant portions of their operating systems that are nearing the end of their useful lives. Those companies are currently evaluating requests for increases in rates in order to allow recovery of the additional capital expenditures required for such plans. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. Currently, Columbia of Pennsylvania and Columbia of Ohio are embarking upon such plans.
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO, and have been found prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these risers on its distribution system. As of September 30, 2007, Columbia of Ohio deferred $4.2 million of costs associated with the study and identification of these natural gas risers as a regulatory asset and currently estimates that the cost to identify and replace the risers will approximate $165 million. On October 26, 2007, Columbia of Ohio and the PUCO Staff filed a Joint Stipulation and Recommendation that provided for Columbia of Ohio’s assumption of financial responsibility for the repair or replacement of customer-owned service lines and the replacement of risers prone to leak. In addition, the Stipulation provides for Columbia of Ohio to capitalize its investment in the service

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
lines and risers, as well as the establishment of a tracking mechanism that would provide for the recovery of operating and maintenance costs related to Columbia of Ohio’s capitalized investment and its expenses incurred in identifying risers prone to leak. The PUCO is receiving evidence in this matter and is expected to issue an order during the first quarter of 2008.
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
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of September 30, 2007, a reserve has been recorded to cover probable environmental response actions. Refer to Note 14-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $0.2 million and $0.6 million for the third quarter and first nine months of 2007, respectively, and the restructuring liability remaining at September 30, 2007 was $1.0 million. Refer to Note 4, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives.
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
Weather in the Gas Distribution Operation’s territories for the third quarter of 2007 was 37% warmer than normal and 52% warmer than the comparable quarter in 2006.
For the first nine months of 2007, weather was comparable to normal and 15% colder than the comparable 2006 period.
Throughput
Total volumes sold and transported were 149.7 MMDth for the third quarter of 2007, an increase of 11.6 MMDth from the same period last year. This increase was primarily due to increased off-system sales in the current period compared to the same period last year. Changes in market opportunities lead to an increase in off-system sales transactions and increased off system sales volumes.
For the nine month period ended September 30, 2007, total volumes sold and transported were 664.8 MMDth, an increase of 73.7 MMDth from the same period in 2006. This increase primarily reflects higher residential, commercial and industrial sales attributable mainly to cooler weather compared to the previous year and increased off-system sales. Changes in market opportunities lead to an increase in off system sales transactions and increased off-system sales volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Net Revenues
Net revenues for the three months ended September 30, 2007 were $193.9 million, an increase of $2.8 million from the same period in 2006. This increase was primarily due to higher revenues from regulatory initiatives and other service programs of $3.7 million, partially offset by an unfavorable weather impact of approximately $2 million.
For the nine month period ended September 30, 2007, net revenues were $1,100.8 million, a $104.3 million increase from the same period in 2006. This increase in net revenues was due primarily to the impact of cooler weather amounting to approximately $62 million, a $14.1 million increase in revenues from regulatory trackers, which are primarily offset in operating expense, increased revenues from regulatory initiatives and other service programs of $11.6 million, customer growth contributing approximately $7 million and increased commercial sales and usage of $4.4 million.
Operating Income (Loss)
For the third quarter of 2007, Gas Distribution Operations reported an operating loss of $43.5 million compared to an operating loss of $31.6 million for the same period in 2006. The increase in operating loss was attributable to $9.6 million in higher operation and maintenance expenses, increased other taxes of $3.2 million and higher depreciation, partially offset by $2.8 million in increased net revenues described above. Operation and maintenance expense increased primarily due to higher employee and administrative expenses of $6.6 million and the impact of a $5.1 million reversal of a restructuring reserve in 2006 related to a certain facility. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to NiSource’s business services arrangement with IBM.
Operating income for the first nine months of 2007 totaled $231.2 million, a $62.8 million increase compared to the same period in 2006, attributable to higher net revenues described above, partially offset by increased operation and maintenance expense of $34.9 million, higher other taxes of $4.2 million and higher depreciation expense. After adjusting for increased expenses of $15.4 million that are recovered through regulatory trackers and corresponding increases in net revenues, operation and maintenance expenses increased $19.5 million compared to the same period last year. Operation and maintenance expense increased primarily due to higher employee and administrative expenses of $23.9 million, the impact of a $5.1 million reversal of a restructuring reserve in 2006 related to a certain facility, and higher outside services expense of $3.7 million. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to NiSource’s business services arrangement with IBM. The comparable period last year was also impacted by transition costs associated with the IBM Agreement amounting to $10.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006

Operating Revenues
Transportation revenues	$155.1	$154.6	$482.9	$491.6
Storage revenues	44.4	44.2	134.8	132.4
Other revenues	0.8	(0.8)	3.1	4.8

Total Operating Revenues	200.3	198.0	620.8	628.8
Less: Cost of gas sold (excluding depreciation and amortization)	—	4.3	0.1	13.6

Net Revenues	200.3	193.7	620.7	615.2

Operating Expenses
Operation and maintenance	85.5	84.6	242.4	230.6
Depreciation and amortization	29.6	28.3	88.0	85.6
Impairment and gain on sale of assets	—	—	6.4	0.5
Other taxes	12.9	12.8	42.2	41.1

Total Operating Expenses	128.0	125.7	379.0	357.8

Equity Earnings in Unconsolidated Affiliates	2.6	0.9	7.8	0.8

Operating Income	$74.9	$68.9	$249.5	$258.2

Throughput (MMDth)
Columbia Transmission
Market Area	170.1	170.5	742.1	669.0
Columbia Gulf
Mainline	163.9	108.1	489.8	397.7
Short-haul	68.4	36.4	159.6	83.8
Columbia Pipeline Deep Water	0.6	1.6	2.1	6.7
Crossroads Gas Pipeline	8.2	8.4	27.6	28.4
Granite State Pipeline	6.2	3.0	22.6	19.1
Intrasegment eliminations	(129.9)	(90.7)	(419.9)	(369.4)

Total	287.5	237.3	1,023.9	835.3

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
Millennium Pipeline Project
Millennium received FERC approval for a pipeline project, in which Columbia Transmission is participating, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin at Ramapo, New York. The Millennium partnership is currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%). Columbia Transmission will be the operator.

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
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium Pipeline Project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing is expected to be completed in the first quarter of 2009. Additional information on this guarantee is provided in Note 14-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements.
Hardy Storage Project
Hardy Storage completed its second full quarter of operations, receiving customer injections into its new underground natural gas storage facility in West Virginia. Injections this year will allow the field to deliver up to 100,000 Dth of natural gas per day during the 2007-2008 winter heating season. When fully operational in 2009, the field will have a working storage capacity of 12 billion cubic feet, delivering more than 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Columbia Transmission, the operator of Hardy Storage, is expanding its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of the expansion will be completed and placed in-service in the fourth quarter of 2007.
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
Crawford Storage Field Project
NiSource concluded successful open seasons to gauge customer interest in an expansion of its Crawford Storage Field in central Ohio. The final scope of the project will be determined based on the outcome of the ongoing customer discussions.
Eastern Market Expansion Project
On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The expansion will add 97,000 Dth per day of storage and transportation capacity and is fully contracted on a long-term, firm basis. Columbia Transmission requested FERC approval by December 2007 and proposed to place the Eastern Market Expansion in service by spring 2009. On October 1, 2007, the FERC issued a favorable environmental assessment for public comment in this project.
Other Growth Projects
Columbia Gulf recently expanded two interconnection points providing incremental delivery capacity of 30,000 Dth per day to Henry Hub and 85,000 Dth per day to Southern Natural Gas near Lafayette, Louisiana. This capacity was sold via auction and placed into service in the third quarter of 2007. A successful open season was held in the first quarter of 2007 to auction capacity of 380,000 Dth per day relating to two interconnection points being constructed in southern Louisiana with Transcontinental Gas Pipeline that will provide increased access to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
downstream mid-Atlantic and Northeast markets. These interconnection points are expected to be placed into service in the fourth quarter of 2007.
A binding open season for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission ends on November 2, 2007.
Sales of Shorter-Term Transportation and Storage Services
Seasonal price fluctuations in the national energy market created opportunities for customers to utilize existing shorter-term transportation and storage tariff services provided by Columbia Transmission and Columbia Gulf. Columbia Transmission entered into contracts that represented revenues in excess of $45 million of shorter-term business for 2006. Stabilization in the natural gas market moderated these shorter-term optimization revenues during the first nine months of 2007 to approximately $18 million. Columbia Transmission and Columbia Gulf plan to continue offering these shorter-term transportation and storage services. Customer requirements for these services will vary according to market conditions which include such factors as commodity price volatility, geographic price differentials and the physical capacity and capabilities of the pipeline network.
Regulatory Matters
Significant FERC Developments. On June 30, 2005, the FERC issued the “Order on Accounting for Pipeline Assessment Costs.” This guidance was issued by the FERC to address consistent application across the industry for accounting for the costs of implementing the DOT’s Integrity Management Rule. The effective date of the guidance was January 1, 2006 after which all assessment costs have been recorded as operating expenses. The rule specifically provides that amounts capitalized in periods prior to January 1, 2006 will be permitted to remain as recorded.
Columbia Gulf and Columbia Transmission are cooperating with the FERC on an informal non-public investigation of certain operating practices regarding tariff services offered by those companies. At this time, the companies cannot predict what the result of that investigation will be, but the FERC has indicated that it may seek to impose fines and possibly seek other remedies as well.
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
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of September 30, 2007, a reserve has been recorded to cover probable environmental response actions. Refer to Note 14-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $0.3 million and $1.2 million for the third quarter and first nine months of 2007, respectively, and the restructuring liability remaining at September 30, 2007 was $1.7 million. Refer to Note 4, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 287.5 MMDth for the third quarter of 2007 compared to 237.3 MMDth for the same period in 2006. The increase of 50.2 MMDth is due primarily to strong market area storage injections, higher transport usage by natural gas fired electric power generators, enhanced market access through new pipeline interconnects and the addition of new natural gas supply attached to the system at Perryville, Louisiana.
Throughput for the nine months ended September 30, 2007 was 1,023.9 MMDth, an increase of 188.6 MMDth from the same period in 2006, is due primarily to strong market area storage injections, higher transport usage by natural gas fired electric power generators, enhanced market access through new pipeline interconnects and the addition of new natural gas supply attached to the system at Perryville, Louisiana.
Net Revenues
Net revenues were $200.3 million for the third quarter of 2007, an increase of $6.6 million from the same period in 2006, primarily due to increased firm capacity reservation revenues of $7.7 million and a $3.1 million increase in revenues from regulatory trackers, which are partially offset in operating expense. These increases in net revenues were partially offset by a decrease in shorter-term transportation services and storage optimization revenues of $2.6 million. The increase in firm capacity reservation revenues was primarily due to the Columbia Gulf mainline pipeline being fully subscribed in 2007.
Net revenues were $620.7 million for the first nine months of 2007, an increase of $5.5 million from the same period in 2006. Net revenues increased as a result of higher firm capacity reservation revenues of $15.2 million, a $4.4 million increase in revenues from regulatory trackers, which are partially offset in operating expense, and increased commodity revenues of $3.4 million. These increases in net revenues were partially offset by a decrease in shorter-term transportation services and storage optimization revenues of $14.0 million.
Operating Income
Operating income was $74.9 million for the third quarter of 2007, an increase of $6.0 million compared to the third quarter of 2006. The increase in operating income was primarily attributable to the increase in net revenues described above. Operating expenses increased slightly due to increased tracker expenses of $3.1 million, which are offset by a corresponding increase in revenues, higher employee and administrative costs of $1.8 million and higher depreciation and amortization expense of $1.3 million, partially offset by the impact of a $4.6 million expense related to the settlement of a legal matter in 2006. Equity earnings increased $1.7 million due primarily to Hardy Storage being placed in service in April 2007, and higher AFUDC earnings from Millennium.
For the first nine months of 2007, operating income of $249.5 million decreased $8.7 million compared to the first nine months of 2006 primarily due to increased operation and maintenance expenses of $11.8 million and a $6.6 million impairment charge related to base gas at a storage field. Operation and maintenance expenses increased primarily as a result of higher employee and administrative costs of $8.7 million, increased tracker expenses of $4.4 million, which are offset by a corresponding increase in revenues, increased property insurance costs of $2.7 million attributable to insurance premiums for offshore and onshore facilities located in or near the Gulf of Mexico, and increased maintenance costs. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to NiSource’s business services arrangement with IBM. These increases in operation and maintenance expenses were partially offset by a $2.8 million reduction of a reserve for a legal matter and the impact of a $4.6 million expense recognized in 2006 related to the settlement of a certain legal matter. Equity earnings increased $7.0 million due to Hardy Storage being placed in service in April 2007, and higher AFUDC earnings from Millennium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months		Nine Months
	Ended September 30,		Ended June 30,
(in millions)	2007	2006	2007	2006

Net Revenues
Sales revenues	$378.7	$378.7	$1,040.3	$988.5
Less: Cost of sales (excluding depreciation and amortization)	160.9	143.5	419.4	372.1

Net Revenues	217.8	235.2	620.9	616.4

Operating Expenses
Operation and maintenance	68.5	66.5	208.2	193.4
Depreciation and amortization	49.2	47.3	143.8	140.3
Gain on sale of assets	(0.2)	—	(0.2)	—
Other taxes	14.9	13.1	45.9	43.0

Total Operating Expenses	132.4	126.9	397.7	376.7

Operating Income	$85.4	$108.3	$223.2	$239.7

Revenues ($ in millions)
Residential	123.0	116.1	302.8	276.1
Commercial	108.4	103.0	292.5	276.0
Industrial	133.4	132.2	389.8	387.6
Wholesale	23.3	17.5	47.6	32.6
Other	(9.4)	9.9	7.6	16.2

Total	378.7	378.7	1,040.3	988.5

Sales (Gigawatt Hours)
Residential	1,129.2	1,058.0	2,768.2	2,541.1
Commercial	1,109.3	1,077.5	3,043.0	2,921.0
Industrial	2,409.8	2,359.8	7,083.2	7,180.7
Wholesale	437.1	260.4	782.2	608.4
Other	44.4	38.5	103.4	78.9

Total	5,129.8	4,794.2	13,780.0	13,330.1

Cooling Degree Days	606	524	919	714
Normal Cooling Degree Days	580	576	812	803
% Warmer (Colder) than Normal	4%	(9%)	13%	(11%)

Electric Customers
Residential			398,772	396,072
Commercial			52,378	51,791
Industrial			2,513	2,520
Wholesale			6	7
Other			755	760

Total			454,424	451,150

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Electric Supply
Northern Indiana has identified a need for additional resources to meet its electric customers’ demand in the coming years. To assess options to meet this need, a request for proposal for purchases of power (including renewable energy) and demand reducing options was issued in 2006. These bids are to provide power in the long term. Northern Indiana has also issued a request for proposals in order to identify and negotiate contracts for acquiring combined-cycle generation assets and/or purchase power agreements by no later than May 31, 2008. Proposals were received by July 27, 2007. All proposals were evaluated and compared to other options in the IRP, including building different types of power plants, entering into a natural gas purchase contract to provide low cost gas for power production and restarting the Mitchell Station.
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed a need for adding approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana plans to file a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN will seek approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. The combined cost of these two facilities is estimated to exceed $500 million. Northern Indiana will request the IURC and the FERC to approve these purchases by the second quarter of 2008.
Regulatory Matters
Significant Rate Developments. To settle a proceeding regarding Northern Indiana’s request to recover intermediate dispatchable power costs, Northern Indiana has agreed to file an electric base rate case on or before July 1, 2008.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at the same annual level and per the same methodology, until the IURC enters a basic rate order that approves revised Northern Indiana’s electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $44.3 million and $37.9 million were recognized for electric customers for the first nine months of 2007 and 2006, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first nine months of 2007 non-fuel costs were $13.4 million, all of which was deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $4.9 million were deferred. In total, for the nine months ended September 30, 2007 and 2006, MISO costs of $18.3 million and $4.0 million, respectively, were deferred.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to April 1, 2005. This resettlement began on June 9, 2007 and is anticipated to conclude in January 2008. Northern Indiana is estimating that this resettlement will result in a $6 million reduction in purchased power expenses that will positively impact net revenues within the Statements of Consolidated Income. As of September 30, 2007, Northern Indiana has recorded a $3.5 million credit in purchased power costs and a $7.8 million regulatory asset related to this resettlement. In addition, Northern Indiana anticipates recording approximately $13 million in related charges on the balance sheet as a regulatory asset, in accordance with previous IURC orders allowing deferral of certain non-fuel MISO costs. On August 10, 2007, Northern Indiana, along with Ameren Corporation, filed a joint protest at FERC that includes disagreements with MISO’s interpretation of the order regarding the financial allocation of revenue sufficiency guarantee payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
On September 14, 2007, MISO filed a tariff with FERC outlining the development of an ASM. The ASM will allow participants to buy and sell operating reserves and regulation services that are essential to reliability. The pricing of these markets will be co-optimized with the current energy markets and MISO is targeting the start of the ASM for 2008. Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. At this time, Northern Indiana is unable to determine what impact the ASM will have on its operations or cash flows.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.
On October 16, 2007, Northern Indiana announced that an agreement was reached with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to the costs paid by customers for power purchased by Northern Indiana versus the amount of these costs absorbed by Northern Indiana. This Settlement Agreement is subject to approval by the IURC. Northern Indiana has agreed to pay a one-time refund to customers of $33.5 million to resolve this question as it relates to power purchased from January 1, 2006 through September 30, 2007. A reserve for this amount was recorded in the third quarter of 2007. Effective October 1, 2007, Northern Indiana will implement a new “benchmarking standard” that will govern the allocation of costs for purchased power between customers and Northern Indiana. The benchmark defines the price below which customers will pay for power purchases and above which Northern Indiana must absorb a portion of the costs. The benchmark is based upon the costs of power generated by hypothetical natural gas fired CCGT’s using gas purchased and delivered to Northern Indiana. This will most likely result in Northern Indiana absorbing some purchased power costs that will reduce net revenues during future periods. The agreement also contemplates Northern Indiana adding generating capacity to its existing portfolio. The benchmark will be adjusted as new capacity is added. However, the added generating capacity will substantially reduce the amount of purchased power and mitigate the impact of the adjusted benchmark. Further, the settling parties agreed to support Northern Indiana’s deferral and future recovery of carrying costs and depreciation associated with the acquisition of new generating facilities.
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed a need for adding approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana plans to file a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN will seek approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. The combined cost of these two facilities is estimated to exceed $500 million. Northern Indiana will request the IURC and the FERC to approve these purchases by the second quarter of 2008.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, the IURC approved Northern Indiana’s emissions compliance plan at that time with an estimated cost of $312.8 million. Northern Indiana also filed a petition with the IURC in December 2006 for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007. On July 3, 2007, Northern Indiana received an IURC order issuing a certificate of public convenience and necessity for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana will include the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and EERM filing six months after construction costs begin. On October 10, 2007, Northern Indiana filed for approval a revised cost estimate to meet the NOx, SO2 and Mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $339 million. On October 10, 2007, the IURC approved ECR-10 for capital expenditures (net of accumulated depreciation) of $237.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Mitchell Station. In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana, with input from a broad based stakeholder group, is evaluating the appropriate course of action for the Mitchell Station facility in light of Northwest Indiana’s need for that property and the substantial costs associated with restarting the facility including the potential increase in level of environmental controls required. Northern Indiana has received guidance from the IDEM that any reactivation of this facility would require a preconstruction New Source Review Standards permit. The detailed review of approaches to meeting customer’s need for power in the future filed in the IRP did not recommend restarting the Mitchell Station.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of September 30, 2007, a reserve has been recorded to cover probable environmental response actions. Refer to Note 14-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the third quarter of 2007 were 5,129.8 gwh, an increase of 335.6 gwh compared to the 2006 period, due to increased usage partly due to weather as compared to the same period a year ago and increased wholesale activity.
Electric sales for the first nine months of 2007 was 13,780.0 gwh, an increase of 449.9 gwh compared to the 2006 period. This increase was a result of higher residential and commercial sales due in large part to warmer weather as compared to the same period a year ago, increased usage and customers, and increased wholesale activity, partially offset by decreased industrial sales due to lower usage.
Net Revenues
In the third quarter of 2007, electric net revenues of $217.8 million decreased by $17.4 million from the comparable 2006 period. This decrease was primarily a result of a $33.5 million settlement related to the cost of power purchased by Northern Indiana in 2006 and 2007, lower residential and industrial margins of $6.2 million and decreased environmental expense tracker revenues of $1.0 million, which are offset in operating expenses. This decrease in net revenues was partially offset by increased wholesale revenues amounting to $8 million, favorable weather of approximately $5 million, higher commercial margins of approximately $5 million and lower unrecoverable MISO costs of $3.9 million.
In the first nine months of 2007, electric net revenues were $620.9 million, an increase of $4.5 million from the comparable 2006 period. This increase in net revenues is primarily due to warmer weather improving net revenues by approximately $14 million, increased wholesale revenues amounting to $16.7 million, increased residential usage of $7.4 million, lower unrecoverable MISO costs of $5.6 million and customer growth amounting to $4.6 million. These increases in net revenues were partially offset by a $33.5 million settlement related to the cost of power purchased by Northern Indiana in 2006 and 2007, lower industrial usage and margin amounting to $12.4 million and the timing of revenue credits.
Operating Income
Operating income for the third quarter of 2007 was $85.4 million, a decrease of $22.9 million from the same period in 2006. The decrease in operating income was due to decreased net revenues described above and increased operating expenses of $5.5 million. Operation and maintenance expenses increased primarily due to higher employee and administrative expense of $6.5 million and higher storm damage restoration amounting to $3.8 million incurred in the quarter, partially offset by lower electric generation expense of $2.7 million, reduced environmental tracker operations cost of $1.5 million, which are offset in revenues, lower MISO administrative expenses of $0.4 million, and reduced legal and regulatory fees of $1.3 million. Depreciation expense also increased by $1.9 million and other taxes increased $1.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Operating income for the first nine months of 2007 was $223.2 million, a decrease of $16.5 million from the same period in 2006. The decrease in operating income was due to increased operating expenses of $21.0 million, partially offset by increased net revenues described above. Operation and maintenance expense increased $14.8 million primarily due to higher employee and administrative expense of $14.8 million, higher storm damage restoration incurred in the year of $4.2 million and increased electric generation and maintenance expense of $2.7 million, partially offset by lower MISO administrative costs of $3.0 million and reduced legal and regulatory fees of $1.3 million. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to NiSource’s business services arrangement with IBM. Depreciation expense also increased by $3.5 million, while other taxes increased by $2.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006

Net Revenues
Products and services revenue	$195.8	$176.2	$747.5	$694.0
Less: Cost of products purchased (excluding depreciation and amortization)	175.7	162.8	701.2	664.5

Net Revenues	20.1	13.4	46.3	29.5

Operating Expenses
Operation and maintenance	10.6	12.4	32.1	34.3
Depreciation and amortization	2.7	1.8	7.9	7.4
Impairment and gain on sale of assets	0.7	0.1	0.8	(1.2)
Other taxes	1.4	(0.7)	4.8	2.8

Total Operating Expenses	15.4	13.6	45.6	43.3

Operating Income (Loss)	$4.7	$(0.2)	$0.7	$(13.8)

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
PEI Holdings, Inc.
Whiting Clean Energy. On December 18, 2006, Whiting Clean Energy and BP executed an amendment which materially changed the terms of the ESA under which Whiting Clean Energy provides steam to BP. The agreement specifies a planned termination of the ESA at the end of 2009, with options for BP to extend the term one additional year under renegotiated steam pricing. Whiting Clean Energy accrued $17.0 million in December, 2006, for costs associated with contract termination terms under the agreement.
On July 27, 2007, Whiting Clean Energy submitted a proposal in response to the Northern Indiana-issued RFP “2008 Combined Cycle Request for Proposals.” Whiting Clean Energy was notified during October 2007 that its proposal was selected by Northern Indiana. The pending sale of the Whiting Clean Energy facility to Northern Indiana would require Northern Indiana to assume commercial contracts of Whiting Clean Energy, including the agreement with BP. In addition, PEI would be required to redeem its long term debt and incur early redemption fees of approximately $31 million, based upon current interest rates and net of accrued interest and principal already payable. PEI’s long-term debt outstanding as of September 30, 2007 was $293.8 million.
NDC Douglas Properties
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. Two of these investments were disposed of during 2006 and one in 2007. Two other investments are expected to be sold or disposed of by the middle of 2008. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations. An impairment loss of $2.3 million was recorded in the second quarter of 2006, due to the current book value exceeding the estimated fair value of these investments.
Net Revenues
Net revenues of $20.1 million for the third quarter of 2007 increased by $6.7 million from the third quarter of 2006, as a result of higher revenues from the Whiting Clean Energy facility of $8.5 million, partially offset by decreased commercial and industrial gas marketing revenues of $1.3 million.
For the first nine months of 2007, net revenues were $46.3 million, a $16.8 million increase compared to the same period in 2006. This increase was due to higher revenues from the Whiting Clean Energy facility of $17.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations (continued)
Operating Income (Loss)
Other Operations reported an operating income of $4.7 million for the third quarter of 2007, versus an operating loss of $0.2 million for the comparable 2006 period. The increase in the operating income primarily resulted from increased net revenues described above, partially offset by a $2.1 million increase in other taxes and higher depreciation expense.
For the first nine months of 2007, operating income was $0.7 million compared to an operating loss of $13.8 million for the comparable 2006 period. The decrease in the operating loss primarily resulted from increased net revenues described above. Operating expenses increased by $2.3 million due an increase in uncollectible accounts of $3.5 million and increased other taxes of $2.0 million, partially offset by a decrease in outside service expenses of $2.0 million, lower employee and administrative expenses of $1.4 million and lower maintenance expenses.

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
As a part of the transformation initiatives, many new information technology systems and process changes had an accelerated time-line for completion, which created the risk of operational delays, potential errors and control failures which could impact NiSource and its financial condition. In August 2006, further implementation of certain information technology systems was delayed due to difficulties encountered with the first wave of new system implementations. In the first quarter of 2007, NiSource decided to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed assets, and budgeting. The transition back to NiSource of these functions commenced on June 1, 2007 and is expected to continue through the end of 2007. In early 2007, a high-level team of NiSource and IBM resources began an overall reassessment of the outsourcing initiative primarily to focus on operational and transformational improvements and remediation and develop an integrated plan that enables NiSource to achieve its business objectives going forward. In mid-October 2007, NiSource and IBM reached an agreement-in-principle on modifications to their long-term business services agreement. These modifications will put NiSource in a position to more effectively manage its employee and administrative expenses, while ensuring delivery of services needed to meet the company’s needs. The delay in the transformation projects and proposed restructuring of the relationship will result in a reduction in the projected cost savings. The agreement-in-principle is not binding and is contingent on finalization of a definitive amendment to the agreement.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. On September 25, 2007, the Court issued an order which appears to also be its final, appealable judgment. The defendants can now perfect their appeal to the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. NiSource has not established a reserve for the punitive damages portion of the verdict.
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
3.	Vivian K. Kershaw et al. v. Columbia Natural Resources, Inc., et al., Chautauqua County Court, New York
Plaintiffs filed a complaint in 2000 against CNR, a former subsidiary, Columbia Transmission, Columbia and CER. The complaint alleges that plaintiffs own an interest in oil and gas leases in New York and that the defendants have underpaid royalties on those leases by, among other things, failing to base royalties on the price at which natural gas is sold to the end-user and by improperly deducting post-production costs. Plaintiffs seek the alleged royalty underpayment and punitive damages. The complaint also seeks class action status on behalf of all royalty owners in oil and gas leases owned by the defendants. The parties filed a settlement agreement with the court which the court approved. The time for appeal expires on November 2, 2007.

ITEM 1A. RISK FACTORS
NiSource Inc.
NiSource’s business process outsourcing initiative with IBM will not achieve the level of savings that was originally anticipated. Additionally, many associated changes in systems and personnel have been made, increasing the potential for operational and control risk, which may have an impact on the business and its financial condition
NiSource’s original expectation of the 10-year IBM Agreement was that it could deliver as much as $530 million in gross savings in operating and capital costs. As a part of the transformation initiatives, many new information technology systems and process changes had an accelerated time-line for completion. In August 2006, further implementation of certain technology systems was delayed due to difficulties encountered with the first wave of new system implementations. In the first quarter of 2007, NiSource decided to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed assets, and budgeting. The transition back to NiSource of these functions commenced on June 1, 2007 and is expected to continue through the end of 2007. In early 2007, a high-level team of NiSource and IBM resources began an overall reassessment of the outsourcing initiative primarily to focus on operational and transformational improvements and remediation and develop an integrated plan that enables NiSource to achieve its business objectives going forward. In mid-October 2007, NiSource and IBM reached an agreement-in-principle on modifications to their long-term business services agreement. These modifications will put NiSource in a position to more effectively manage its employee and administrative expenses, while ensuring delivery of services needed to meet the company’s needs. The delay in the transformation projects and proposed restructuring of the relationship will result in a reduction in the projected cost savings. The agreement-in-principle is not binding and is contingent on finalization of a definitive amendment to the agreement.
Other than the risk factor disclosed above, there were no other material changes from the risk factors disclosed in NiSource’s 2006 Form 10-K filed on March 1, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
NiSource Inc.
(10.1)	Guaranty of NiSource Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 30, 2007).

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

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

NiSource Inc.
(Registrant)

Date: November 2, 2007	By:	/s/ Jeffrey W. Grossman
Jeffrey W. Grossman
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)