Form 10-K
period 2007-12-31
NISOURCE INC/DE
filed 2008-03-05
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock (based upon the June 30, 2007, closing price of $20.71 on the New York Stock Exchange) held by non-affiliates was approximately $5,655,237,621.
There were 274,155,779 shares of Common Stock, $0.01 Par Value outstanding as of January 31, 2008.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2008.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Atlantic Trading	Columbia Atlantic Trading Corporation
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Petroleum	Columbia Petroleum Corporation
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
IWC	Indianapolis Water Company
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Primary Energy	Primary Energy, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
AICPA	American Institute of Certified Public Accountants
Algonquin	Algonquin Gas Transmission Co.
AOC	Administrative Order by Consent Order
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
ASM	Ancillary Services Market
BART	Best Alternative Retrofit Technology
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BP	BP Amoco p.l.c.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCGT	Combined Cycle Gas Turbine

DEFINED TERMS (continued)

CERCLA	Comprehensive Environmental Response Compensation and Liability Act (Also known as Superfund)
CPCN	Certificate of Public Convenience and Necessity
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
EITF No. 06-03	Emerging Issues Task Force Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESA	Energy Sales Agreement
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 39	FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts an interpretation of APB Opinion No. 10 and FASB Statement No. 105”
FIN 46R	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51”
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
FIP	Federal Implementation Plan
FSP FIN 39-1	FASB Staff Position FIN39-1: Amendment of FASB Interpretation No. 39
FTRs	Financial Transmission Rights
General Electric	General Electric International, Inc.
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
Iroquois	Iroquois Gas Transmission System LP
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MLP	Master Limited Partnership
MMDth	Million dekatherms

DEFINED TERMS (continued)

mw	Megawatts
N/A	Not available
NAAQS	National Ambient Air Quality Standards
NASDAQ	National Association of Securities Dealers Automated Quotations
NOV	Notice of Violation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
ppm	parts per million
PPS	Price Protection Service
PUCO	Public Utilities Commission of Ohio
QPAI	Qualified production activities income
RCRA	Resource Conservation and Recovery Act
RFP	Request for Proposal
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SEC	Securities and Exchange Commission
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 88	Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”
SFAS No. 101	Statement of Financial Accounting Standards 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71”
SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 131	Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”
SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, “Business Combinations”
SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

DEFINED TERMS (continued)

SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”
SFAS No. 160	Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SIP	State Implementation Plan
SNG	Synthetic Natural Gas
SO2	Sulfur dioxide
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
SOP 98-1	Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”
VaR	Value-at-risk and instrument sensitivity to market factors

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
NiSource’s business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; Electric Operations; and Other Operations. Following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information for each segment.
Gas Distribution Operations
NiSource’s natural gas distribution operations serve more than 3.3 million customers in nine states and operate approximately 58 thousand miles of pipeline. Through its wholly owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 795 thousand customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light. Additionally, NiSource’s subsidiaries Bay State and Northern Utilities distribute natural gas to approximately 342 thousand customers in Massachusetts, Maine and New Hampshire.
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
The Gas Transmission and Storage Operations subsidiaries are engaged in several projects that will expand their facilities and throughput. The largest such project is the Millennium Pipeline, which received FERC approval in December 2006. The reconfigured project will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin at Ramapo, New York. Another project is Hardy Storage, a Columbia Transmission partnership to develop a storage field in West Virginia to provide additional natural gas storage for the eastern United States. Also, on January 14, 2008, the FERC awarded Columbia Transmission a certificate for its Eastern Market Expansion project, which has precedent agreements with four East Coast customers.

ITEM 1. BUSINESS (continued)
NiSource Inc.
Electric Operations
NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 457 thousand customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana owns four and has the current ability to operate three coal-fired electric generating stations. The three operable facilities have a net capability of 2,574 mw. Northern Indiana also operates six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 2,907 mw. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,778 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.
During the year ended December 31, 2007, Northern Indiana generated 78.5% and purchased 21.5% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations. Northern Indiana does not anticipate restarting the Mitchell Station in the near term. Northern Indiana’s IRP, filed with the IURC in November 2007, indicated a gap between customer demand projections and company owned generating capability of approximately 1,000 mw. Northern Indiana anticipates regulatory approval to acquire CCGT generating facilities in 2008. On January 25, 2008, Northern Indiana filed a CPCN to purchase the Sugar Creek CCGT facility. Northern Indiana is requesting the IURC and the FERC to approve the purchase by the second quarter of 2008.
Northern Indiana participates in the MISO transmission service and wholesale energy market. The MISO is a nonprofit organization created in compliance with FERC, to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, MISO is responsible for managing the energy markets, managing transmission constraints, managing the day-ahead, real-time and financial transmission rights markets and managing the ancillary market. Northern Indiana transferred functional control of its electric transmission assets to MISO and transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff.
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

ITEM 1. BUSINESS (continued)
NiSource Inc.
Natural Gas Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets. LDC customers and marketers began to purchase gas directly from producers and marketers and an open, competitive market for gas supplies has emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDCs allows customers to purchase the commodity independent of services provided by the pipelines and LDCs. The LDCs continue to purchase gas and recover the associated costs from their customers. NiSource’s Gas Distribution Operations’ subsidiaries are involved in programs that provide customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource Gas Distribution Operations’ subsidiaries for transportation services.
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
As of December 31, 2007, NiSource had 7,607 employees of whom 3,384 were subject to collective bargaining agreements.
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
NiSource has a significant amount of indebtedness outstanding in part as a result of the acquisition of Columbia and Bay State. NiSource had total consolidated indebtedness of $6,689.3 million outstanding as of December 31, 2007. The substantial indebtedness could have important consequences to investors. For example, it could:
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
Some of NiSource’s debt obligations contain financial covenants related to debt-to-capital ratios and cross-default provisions. NiSource’s failure to comply with any of these covenants could result in an event of default, which if not cured or waived, could result in the acceleration of outstanding debt obligations. Additionally, a drop in NiSource’s credit rating could adversely impact the cost for NiSource to issue new debt securities.
On December 18, 2007, Standard and Poor’s lowered its senior unsecured ratings for NiSource and its subsidiaries to BBB-. Standard and Poor’s outlook for NiSource and all of its subsidiaries is stable. On December 3, 2007, Moody’s Investors Services affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s changed its ratings outlook for NiSource and its subsidiaries to negative from stable. On July 10, 2007, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ ratings for Northern Indiana. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, an additional downgrade by Standard and Poor’s or Moody’s would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $40 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
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
If NiSource’s subsidiaries fail to comply with environmental laws and regulations or cause harm to the environment or persons, even if caused by factors beyond NiSource’s control, that failure or harm may result in the assessment of civil or criminal penalties and damages against NiSource and its subsidiaries. In September 2004, the EPA issued

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
an NOV to Northern Indiana alleging violations of the new source review provisions of the Clean Air Act. An adverse outcome in this matter could require capital expenditures beyond the EPA requirements that cannot be determined at this time and could require payment of substantial penalties.
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
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on normal weather, which represents a long-term historical average. Significant variations from normal weather could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, have shown to be sensitive to fluctuations in commodity costs for gas and electricity, whereby usage declines with increased costs, thus affecting NiSource’s financial results.
NiSource’s electric operations are subject to economic conditions in certain industries.
Electric operations in northern Indiana have been and may continue to be adversely affected by events in the steel and steel related industries. In particular, sales to large industrial customers within these steel and steel related industries may be impacted by economic downturns. The U.S. steel industry continues to adjust to changing market conditions including international competition, increased costs, and fluctuating demand for their products.
The majority of NiSource’s net revenues are subject to economic regulation and are exposed to the impact of regulatory rate reviews and proceedings.
Virtually all of NiSource’s net revenues are subject to economic regulation at either the federal or state level. As such, the net revenues generated by those regulated companies are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the energy rates charged to customers and directly impact revenues. As part of a settlement reached in other regulatory proceedings, Northern Indiana has agreed to file an electric base rate case with the IURC on or before July 1, 2008. Columbia of Ohio filed a base rate case on March 3, 2008. Columbia of Pennsylvania filed a base rate case on January 28, 2008. Both companies expect final resolution of the cases to occur in 2008. The outcome for any rate case could have a material effect on NiSource’s financial results.
NiSource recently restructured its outsourcing agreement with IBM, which included transitioning many of the functions which had been outsourced. Many associated changes in systems and personnel are being made, which may increase operational and control risks during transition and may have an impact on the business and its financial condition.
Under NiSource’s restructured agreement with IBM, most functions, other than information technology, which had been outsourced to IBM will be transitioned back to NiSource or other third party providers. There will be costs incurred to undertake this transition and there could be a risk of operational delays, potential errors and control failures during the transition phase.

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
NiSource’s Whiting Clean Energy project has generated losses and may be sold at a substantial discount to the value of the facility on NiSource’s balance sheet.
NiSource owns and operates a merchant energy facility, Whiting Clean Energy, at BP’s Whiting, Indiana refinery. This facility uses natural gas to generate electricity for sale in the wholesale markets and to generate steam for industrial use by BP’s refinery. The profitability of this facility is dependant upon the market prices for electricity and natural gas and regional load dispatch patterns. On July 27, 2007, Whiting Clean Energy submitted a proposal in response to the Northern Indiana-issued RFP “2008 Combined Cycle Request for Proposals.” Whiting Clean Energy was notified during October 2007 that its proposal to sell its facility was selected by Northern Indiana based on a purchase price of $210 million. However, on December 22, 2007, BP indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility. NiSource is in discussions with BP regarding several aspects of the offer. The carrying amount of the Whiting Clean Energy facility is approximately $270 million.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
NiSource Inc.
Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2007.
Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 58,362 miles of pipelines and certain related facilities. This includes: (i) for the five distribution subsidiaries of its Columbia system, 35,266 miles of pipelines, 1,350 reservoir acres of underground storage, eight storage wells, liquid propane facilities with a capacity of 1.8 million gallons, an LNG facility with a total capacity of 0.5 million gallons and one compressor station with 800 hp of installed capacity, (ii) for its Northern Indiana system, 15,274 miles of pipelines, 27,129 reservoir acres of underground storage, 82 storage wells, two compressor stations with a total of 6,000 hp of installed capacity and an LNG facility with a storage capacity of 48.6 million gallons, (iii) for its Bay State system, 5,843 miles of pipelines, LNG facilities with a total capacity of 22.0 million gallons and liquid propane facilities with a capacity of 1.7 million gallons (iv) for its Northern Indiana Fuel and Light system, 943 miles of pipelines, and (v) for its Kokomo Gas system, 1,036 miles of pipelines and an LNG facility with a capacity of 4.9 million gallons. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, Massachusetts, Maine and New Hampshire.
Gas Transmission and Storage Operations. Columbia Transmission has approximately 867,000 reservoir acres of underground storage, 3,524 storage wells, 12,105 miles of interstate pipelines and 86 compressor stations with 580,548 hp of installed capacity. These operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Not including the offshore assets held for sale to Tennessee Gas Pipeline Company, Columbia Gulf has 3,430 miles of transmission pipelines and 11 compressor stations with 445,444 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas, Wyoming, and the offshore Gulf of Mexico. Granite State Gas has 86 miles of transmission pipeline with operations located in Maine, Massachusetts and New Hampshire. Crossroads Pipeline has 211 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio.
Electric Operations. Northern Indiana owns four and has the current ability to operate three coal-fired electric generating stations. The three operable facilities have a net capability of 2,574 mw. Northern Indiana also operates six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 2,907 mw. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,778 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.
During the year ended December 31, 2007, Northern Indiana generated 78.5% and purchased 21.5% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations. Northern Indiana does not anticipate restarting the Mitchell Station in the near term. Northern Indiana’s IRP, filed with the IURC in November 2007, indicated a gap between customer demand projections and company owned generating capability of approximately 1,000 mw. Northern Indiana anticipates regulatory approval to acquire CCGT generating facilities in 2008. On January 25, 2008, Northern Indiana filed a CPCN to purchase the Sugar Creek CCGT facility. Northern Indiana is requesting the IURC and the FERC to approve the purchase by the second quarter of 2008.
Other Operations. PEI owns and operates the Whiting Clean Energy project at BP’s Whiting, Indiana refinery, which is a 525 mw cogeneration facility that uses natural gas to produce electricity for sale in the wholesale markets and also provides steam for industrial use. As noted above, Whiting Clean Energy is in discussions with BP regarding BP’s offer to purchase the Whiting Clean Energy facility. Through other subsidiaries, NiSource owns the Southlake Complex, its 325,000 square foot headquarters building located in Merrillville, Indiana and other residential and development property.

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
Plaintiff’s second complaint, filed in 1997, repeated the mismeasurement claims previously made and added valuation claims alleging that the defendants undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. Most of the Grynberg cases were transferred to Federal court in Wyoming in 1999.
On October 20, 2006, the Federal District Court issued an Order granting the Columbia defendants’ motion to dismiss for lack of subject matter jurisdiction. The Plaintiff has appealed the dismissal of the Columbia defendants.
3. Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, defendants filed their petition for appeal, and will be filing an amended petition in March, with the West Virginia Supreme Court

ITEM 3. LEGAL PROCEEDINGS (continued)
NiSource Inc.
of Appeals, which may or may not accept the appeal. NiSource has not established a reserve for the punitive damages portion of the verdict.
4. John Thacker, et al. v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
On February 8, 2007, Plaintiff filed this purported class action, alleging that Chesapeake Appalachia, L.L.C. (“Chesapeake”) has failed to pay royalty owners the correct amounts pursuant to the provisions of their oil and gas leases covering real property located within the state of Kentucky. Columbia has assumed the defense of Chesapeake in this matter pursuant to the provisions of the Stock Purchase Agreement dated July 3, 2003, among Columbia, NiSource, and Triana Energy Holding, Inc., Chesapeake’s predecessor in interest. Plaintiffs filed an amended complaint on March 19, 2007, which, among other things, added NiSource and Columbia as defendants. All of the Defendants’ Motions to Dismiss have been fully briefed and await a ruling by the court.
5. Environmental Protection Agency Notice of Violation
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
6. Pennsylvania Department of Environmental Protection Proposed Consent Order and Agreement
On February 21, 2007, Pennsylvania Department of Environmental Protection provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The site in question is also subject to the EPA’s Administrative Order by Consent (Refer to Note 18-E, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding the Administrative Order by Consent). Pursuant to that order, Columbia Transmission has submitted a remediation plan to the EPA and the Pennsylvania Department of Environmental Protection. The EPA has approved the remediation plan and discussions are ongoing with the Pennsylvania Department of Environmental Protection regarding the proposed remediation. It is currently anticipated that remediation will begin in spring 2008. Pennsylvania Department of Environmental Protection’s proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. Columbia Transmission plans to engage in further discussions with the agency regarding the proposed order, including the rationale for the proposed penalty.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NiSource Inc.
The following is a list of the Executive Officers of the Registrant, including their names, ages, years with NiSource and offices held, as of February 1, 2008.

		Years with
Name	Age	NiSource	Office(s) Held in Past 5 Years
Robert C. Skaggs, Jr.	53	7	Chief Executive Officer of NiSource since July 2005.

			President of NiSource since October 2004.

			Executive Vice President, Regulated Revenue of NiSource from October 2003 to October 2004.

			President of Columbia of Ohio from February 1997 to October 2003 and Columbia of Kentucky from January 1997 to October 2003.

			President of Bay State and Northern Utilities from November 2000 to October 2003.

			President of Columbia of Virginia, Columbia of Maryland, and Columbia of Pennsylvania from December 2001 to October 2003.

Christopher A. Helms	53	2	Executive Vice President and Group Chief Executive Officer of NiSource since January 4, 2008.

			Pipeline Group President of NiSource from April 2005 to December 2007.

			Principal of Helms & Company LP from December 2003 to March 2005.

			President of CMS Panhandle Companies from March 1999 to June 2003.

			Executive Vice President of CMS Gas Transmission Corp. from March 1999 to June 2003.

Eileen O’Neill Odum	53	-	Executive Vice President and Group Chief Executive Officer of NiSource since December 2007.

			Executive Vice President and Chief Operating Officer of Commonwealth Telephone Enterprises from July 2004 to March 2007.

			President, Service Corporation of Verizon Communications from December 2003 to May 2004.

			President, National Operations of Verizon Communications from July 2000 to December 2003.

Michael W. O’Donnell	63	7	Executive Vice President and Chief Financial Officer of NiSource since November 2000.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (continued)
NiSource Inc.

		Years with
Name	Age	NiSource	Office(s) Held in Past 5 Years
Carrie J. Hightman	50	-	Executive Vice President and Chief Legal Officer of NiSource since December 2007.

			President, AT&T Illinois from April 2001 through October 2006.

Robert D. Campbell	48	2	Senior Vice President, Human Resources, of NiSource since May 2006.

			Senior Vice President, Human Resources, NiSource Corporate Services since September 2005.

			Of Counsel with the law firm of Schiff Hardin, LLP from January 2004 to September 2005.

			Vice President, Human Resource Operations and Regulated Revenue, NiSource Corporate Services from October 2003 to January 2004.

			Vice President, Employee and Labor Relations, NiSource Corporate Services from June 2001 to October 2003.

Jeffrey W. Grossman	56	7	Vice President and Controller of NiSource since November 2000.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NiSource Inc.
NiSource’s common stock is listed and traded on the New York Stock Exchange. The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2007		2006
	High	Low	High	Low

First Quarter	24.80	23.04	21.54	19.51
Second Quarter	25.43	19.90	22.08	19.99
Third Quarter	21.68	17.58	23.30	20.88
Fourth Quarter	20.82	17.49	24.80	21.48

As of December 31, 2007, NiSource had 38,091 common stockholders of record and 274,176,752 shares outstanding.
Holders of shares of NiSource’s common stock are entitled to receive dividends when, and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $0.92 per share for the years ended December 31, 2007, 2006 and 2005. By unanimous written consent dated January 4, 2008, the Board declared a quarterly common dividend of $0.23 per share, payable on February 20, 2008 to holders of record on January 31, 2008.
Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA
NiSource Inc.

Year Ended December 31,
($ in millions except per share data)	2007	2006	2005	2004	2003

Statement of Income Data:
Gross Revenues
Gas Distribution	$4,446.5	$4,189.3	$4,600.4	$3,801.8	$3,554.5
Gas Transportation and Storage	1,090.1	1,033.2	1,000.0	1,013.4	1,033.5
Electric	1,358.0	1,299.2	1,248.6	1,121.0	1,115.9
Other	1,045.2	968.3	1,046.8	721.0	538.1

Total Gross Revenues	7,939.8	7,490.0	7,895.8	6,657.2	6,242.0

Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	3,263.7	3,124.6	3,146.6	3,047.5	3,056.4
Operating Income	931.9	880.0	952.6	1,078.0	1,122.3
Income from Continuing Operations	312.0	313.5	284.1	433.0	426.9
Results from Discontinued Operations — net of taxes	9.4	(31.7)	22.7	3.3	(332.9)
Cumulative Effect of Change in Accounting Principle — net of taxes	—	0.4	(0.3)	—	(8.8)
Net Income	321.4	282.2	306.5	436.3	85.2
Balance Sheet Data:
Total Assets	18,004.8	18,156.5	17,958.5	16,987.8	16,624.0
Capitalization
Common stockholders’ equity	5,076.6	5,013.6	4,933.0	4,787.1	4,415.9
Preferred stock	—	—	81.1	81.1	81.1
Long-term debt, excluding amounts due within one year	5,594.4	5,146.2	5,271.2	4,835.9	5,993.4

Total Capitalization	$10,671.0	$10,159.8	$10,285.3	$9,704.1	$10,490.4

Per Share Data:
Basic Earnings (Loss) Per Share ($)
Continuing operations	1.14	1.15	1.05	1.64	1.64
Discontinued operations	0.03	(0.11)	0.08	0.01	(1.28)
Change in accounting principles	—	—	—	—	(0.03)

Basic Earnings Per Share	1.17	1.04	1.13	1.65	0.33

Diluted Earnings (Loss) Per Share ($)
Continuing operations	1.14	1.14	1.04	1.63	1.63
Discontinued operations	0.03	(0.11)	0.08	0.01	(1.27)
Change in accounting principles	—	—	—	—	(0.03)

Diluted Earnings Per Share	1.17	1.03	1.12	1.64	0.33

Other Data:
Return on average common equity	6.4%	5.7%	6.3%	9.5%	2.0%
Times interest earned (pre-tax)	2.23	2.18	2.16	2.53	2.31
Dividends paid per share ($)	0.92	0.92	0.92	0.92	1.10
Market values during the year ($):
High	25.43	24.80	25.50	22.82	21.97
Low	17.49	19.51	20.44	19.65	16.39
Close	18.89	24.10	20.86	22.78	21.94
Book value of common stock ($)	18.52	18.32	18.09	17.69	16.81
Shares outstanding at the end of the year (in thousands)	274,177	273,654	272,623	270,626	262,630
Number of common shareholders	38,091	40,401	46,451	50,020	42,034
Capital expenditures ($ in millions)	788.3	637.4	590.4	517.0	574.2
Number of employees	7,607	7,439	7,822	8,628	8,614

(a)	During the fourth quarter of 2007, Whiting Clean Energy redeemed its outstanding long-term notes. The associated redemption premium of $40.6 million was recorded as a loss on early extinguishment of long-term debt.

(b)	Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues. As a result, this correction reduced net revenues by $25.5 million in the fourth quarter of 2007.

(c)	In 2007, NiSource amended its ten-year agreement with IBM to provide business process and support services to NiSource. The original and amended IBM agreement reduced Operating Income by $13.2 million, $12.3 million and $82.8 million due to restructuring and transition costs during 2007, 2006 and 2005, respectively.

(d)	In 2007, NiSource adopted the new measurement date provisions of SFAS No. 158 which decreased Total Assets by approximately $80.2 million, decreased Total Liabilities by approximately $76.8 million and decreased total common stock equity by approximately $3.4 million, net of taxes.

(e)	In 2006, NiSource adopted SFAS No. 158 which increased Total Assets by approximately $491.2 million, increased Total Liabilities by approximately $347.6 million and increased total common stock equity by approximately $143.6 million, net of taxes.

(f)	During the fourth quarter 2005, Columbia redeemed issues of its senior unsecured notes and recorded charges associated with the redemption of these securities totaling $108.6 million, which were recognized as a loss on early extinguishment of long-term debt.

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, the success of NiSource’s restructured outsourcing agreement, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
For the twelve months ended December 31, 2007, NiSource reported income from continuing operations before cumulative effect of change in accounting principle of $312.0 million, or $1.14 per basic share, compared to $313.5 million, or $1.15 per basic share in 2006.
Increases in net revenues and equity earnings were offset by higher operating expenses and other deductions. The increase in net revenues of $139.1 million was impacted by the following key factors:
•	Favorable weather during 2007 as compared to 2006 increased Gas Distribution and Electric Operations net revenues by approximately $90 million. While NiSource’s gas markets experienced 3% warmer weather compared to normal, this was approximately 11% more favorable than the prior year. Northern Indiana’s electric market experienced a 13% warmer summer cooling season compared to normal weather; This was approximately 29% warmer than 2006.

•	Higher net revenues from firm capacity reservation fees within Gas Transmission and Storage Operations. This increase more than offset lower revenues from shorter term transportation and storage services resulting from stabilization in the natural gas market. One of the drivers behind this improvement is that the Columbia Gulf mainline pipeline was fully subscribed throughout 2007.

•	Increased wholesale margins, residential volumes, and customer growth within Electric Operations net revenues.

•	Other Operations generated operating income for 2007 compared to an operating loss last year. This improvement is driven by Whiting Clean Energy. See the discussion below under the heading “Whiting Clean Energy.”

•	Electric Operations accrued $33.5 million in the third quarter of 2007 for a settlement relating to power purchased by Northern Indiana during 2006 and 2007. See the discussion below under the heading, “Rate Development and Other Regulatory Matters,” for more information regarding the settlement.

•	Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues in the fourth quarter of 2007. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate its unbilled revenue. As a result, this correction reduced electric net revenues by $10.9 million and gas net revenues by $14.6 million in the fourth quarter of 2007. The unbilled revenue estimates were never billed to customers.
Additionally, equity earnings in unconsolidated affiliates increased $21.7 million due to Hardy Storage being placed in service in April 2007, higher AFUDC earnings from Millennium and the impact of Millennium recording a $13 million reserve in 2006 related to vacated portions of the original project.
The revenue and equity earnings increases were offset by increases in operating expenses, interest expense and a loss on early extinguishment of debt. Following are the primary drivers for those increases.
•	Operation and maintenance expenses increased due primarily to $68.7 million higher employee and administrative expenses that include payroll, benefits and corporate services. Within corporate services, the cost increases were primarily related to NiSource’s business services arrangement with IBM which was impacted by the pricing structure under the original IBM Agreement. In December 2007, NiSource and IBM finalized a restructuring of their business services agreement. Going forward, NiSource will be in a position to more effectively manage its employee and administrative expenses, while ensuring delivery of services needed to meet the company’s needs. See discussion of “IBM Agreement.”

•	Operation and maintenance expenses also increased due to electric generation and maintenance costs and impacts from severe storms.

•	On December 31, 2007, Whiting Clean Energy redeemed $292.1 million of its notes due June 20, 2011, having an average interest rate of 8.30%. The associated redemption premium of $40.6 million was charged to loss on early extinguishment of long-term debt.

•	Interest expense increased due to higher short-term interest rates and credit facility fees.

•	Increases in property taxes and higher depreciation cost over the prior year.
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
Commercial and Regulatory Initiatives
Whiting Clean Energy. On December 18, 2006, Whiting Clean Energy and BP executed an amendment which materially changed the terms of the ESA under which Whiting Clean Energy provides steam to BP. The agreement specifies a planned termination of the ESA at the end of 2009, with options for BP to extend the term one additional year under renegotiated steam pricing. Whiting Clean Energy accrued $17.0 million in December 2006, for costs associated with contract termination terms under the agreement. Additionally, BP would have the right of first refusal regarding any offers for the sale of the Whiting Clean Energy facility at BP.
On July 27, 2007, Whiting Clean Energy submitted a proposal in response to the Northern Indiana-issued RFP “2008 Combined Cycle Request for Proposals”. Whiting Clean Energy was notified during October 2007 that its proposal to sell its facility was selected by Northern Indiana based on a purchase price of $210 million. On December 22, 2007, BP indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility. Whiting Clean Energy is in discussions with BP regarding several aspects of the offer. The carrying amount of the Whiting Clean Energy facility is approximately $270 million.
On December 31, 2007, Whiting Clean Energy redeemed $292.1 million of its notes due June 20, 2011, having an average interest rate of 8.30%. The associated redemption premium of $40.6 million was charged to loss on early extinguishment of long-term debt. The redemption was financed with NiSource borrowings.
Rate Development and Other Regulatory Matters. NiSource is moving forward on regulatory initiatives across several distribution company markets. Whether through full rate case filings or other approaches, NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs to enhance its infrastructure. Rate case planning activities are underway at Northern Indiana with a filing anticipated during 2008.
Columbia of Pennsylvania, on January 28, 2008, filed a base rate case with the Pennsylvania Public Utilities Commission seeking to increase the company’s base rates by approximately $60 million annually, effective October 28, 2008. The rate case filing follows Columbia of Pennsylvania’s 2007 launch of a 20-year, $1.4 billion natural gas infrastructure enhancement program that is designed to replace in excess of 100 miles of underground natural gas distribution lines and related facilities annually. Columbia of Pennsylvania is also actively supporting legislation in Pennsylvania that would provide for a regulatory mechanism to recover the costs associated with natural gas infrastructure improvement programs on a timely basis.
On February 1, 2008, Columbia of Ohio filed its Notice of Intent to File An Application For Increase in Rates. The Columbia of Ohio Application was filed on March 3, 2008, requesting an increase in base rates in excess of $80 million.
On December 21, 2007, Columbia of Virginia received approval from the Virginia State Corporation Commission to implement an off-system sales and capacity release incentive mechanism, effective January 1, 2008. The incentive mechanism provides Columbia of Virginia the opportunity to reduce overall gas costs for its customers and to generate incremental revenue by allowing the company to retain up to 25% of off-system sales and capacity release revenues, with the remainder to be returned to customers.
At Bay State, the Massachusetts Department of Public Utilities approved a $5.9 million annual increase in the company’s base rates, effective November 1, 2007, under the company’s performance-based rate mechanism. On October 17, 2007, Bay State petitioned the Massachusetts Department of Public Utilities to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
infrastructure replacement program investments. The Massachusetts Department of Public Utilities is scheduled to hold hearings on this matter in the first quarter of 2008.
Columbia of Kentucky received approval during 2007 of a base rate case settlement with regulatory stakeholders that increases total annual revenues by $7.25 million, or 4.5 percent.
During 2007, Northern Indiana achieved a number of important regulatory and operational accomplishments. In May 2007, the company received IURC approval for its Rate Simplification program, which provides benefits for both Northern Indiana and its customers, including the creation of a new energy conservation program.
On January 30, 2008, the IURC approved a settlement agreement which was reached in October 2007 with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to the costs paid by customers for power purchased by Northern Indiana versus the amount of these costs absorbed by Northern Indiana. The terms of the settlement call for Northern Indiana to make a one-time payment to resolve this question as it relates to power purchased from January 1, 2006 through September 30, 2007. The amount of the refund is set at $33.5 million. A reserve for the entire amount was recorded in the third quarter of 2007. Northern Indiana implemented a new “benchmarking standard” that will govern the allocation of costs for purchased power between customers and Northern Indiana. The benchmark defines the price below which customers will pay for power purchases and above which Northern Indiana must absorb a portion of the costs. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired CCGT’s using gas purchased and delivered to Northern Indiana. This will most likely result in Northern Indiana absorbing some purchased power costs that will reduce net revenues during future periods. The agreement also contemplates Northern Indiana adding generating capacity to its existing portfolio. The benchmark will be adjusted as new capacity is added. The added generating capacity will substantially reduce the amount of purchased power and mitigate the impact of the adjusted benchmark. Further, the settling parties agreed to support Northern Indiana’s deferral and future recovery of carrying costs and depreciation associated with the acquisition of new generating facilities. In the approving order, the IURC dictated that, while the parties agreed to support the deferral of costs mentioned above, the IURC would rule on such deferral in CPCN proceedings.
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed the need to add approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana filed a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN requested approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. On December 22, 2007, BP indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility. Whiting Clean Energy is in discussions with BP regarding several aspects of the offer. As a result, on January 25, 2008, Northern Indiana filed an amended CPCN to address just the Sugar Creek CCGT facility. The estimated cost of the facility is $329 million. Northern Indiana is requesting the IURC and the FERC to approve the purchase by the second quarter of 2008.
Columbia of Ohio and other stakeholders reached an agreement in the fourth quarter of 2007 that establishes the framework for operations under Columbia of Ohio’s CHOICE® program for the next several years and provides for a wholesale gas supply auction by early 2010. On January 23, 2008, the PUCO approved the agreement. During 2007, Columbia of Ohio also filed with the PUCO a Joint Stipulation that clarifies the company’s operational responsibilities for customer-owned service lines and faulty risers. The stipulation establishes a recovery mechanism to collect certain costs associated with repair or replacement of customer-owned service lines and replacement of risers and resolves outstanding issues related to this important customer safety program.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory matters.
Pending Sale of Northern Utilities and Granite State Gas. On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time of closing. Historically, net working capital has averaged approximately $25 million. Under the terms of the transaction, Unitil Corporation will acquire Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Hampshire. The transaction, expected to be complete by the end of 2008, is subject to federal and state regulatory approvals. During the quarter ended March 31, 2008, NiSource expects to recognize an after tax loss of approximately $65 million related to the pending sale and to account for Northern Utilities and Granite State Gas as discontinued operations.
NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Bay State. NiSource is retaining its ownership of Bay State as a core component of the company’s long-term, investment-driven growth strategy.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Master Limited Partnership. On December 21, 2007, NiSource Energy Partners, L.P., an MLP and subsidiary of NiSource, filed an S-1 registration statement with the SEC in which it proposed making an initial public offering of common units in the MLP and NiSource proposed contributing its interest in Columbia Gulf to the MLP. NiSource management believes the formation of an MLP is a natural complement to NiSource’s gas transmission and storage growth strategy, and should provide NiSource access to competitively priced capital to support future growth investment.
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
Hardy Storage Project. Hardy Storage completed its third full quarter of operations, receiving customer injections into its new underground natural gas storage facility in West Virginia. Injections this year will allow the field to deliver up to 150,000 Dth of natural gas per day during the 2008-2009 winter heating season. Customers withdrew over 900,000 Dth from the storage field during the last two months of 2007. When fully operational in 2009, the field will have a working storage capacity of 12 billion cubic feet, delivering more than 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Columbia Transmission, the operator of Hardy Storage, is expanding its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of these transmission facilities is substantially complete and partially in service. The remainder will be placed in-service in the first half of 2008.
Eastern Market Expansion Project. On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. This Eastern Market Expansion project is projected to add 97,000 Dth per day of storage and transportation capacity and is fully subscribed on a 15-year contracted firm basis. On January 14, 2008, the FERC issued a favorable order which granted a certificate to construct the project and the project is expected to be in service by spring 2009.
Ohio Storage Project. Columbia Transmission concluded successful open seasons to gauge customer interest in an expansion of its storage in Ohio. The final scope of the project will be determined based on the outcome of the ongoing customer discussions. This project was previously referred to as the Crawford Storage Field project.
Other Growth Projects. Columbia Gulf recently expanded interconnection points to provide incremental delivery capacity of 30,000 Dth per day to Henry Hub and 85,000 Dth per day to Southern Natural Gas near Lafayette, Louisiana. Columbia Gulf entered into firm contracts for this capacity and the facilities were placed into service during the third quarter of 2007. A successful open season was held in the first quarter of 2007 to sell capacity of 380,000 Dth per day to two interconnection points with Transcontinental Gas Pipeline. This capacity provides increased access to downstream pipelines and their customers that access mid-Atlantic and Northeast markets. These interconnection points were placed into service in the fourth quarter of 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission was held in October and November 2007. This project is currently in development based on customer interest expressed during the open season.
Financial Management of the Balance Sheet
Refinancing of Debt. On August 31, 2007, NiSource Finance issued $800 million of 6.40%, 10.5-year senior unsecured notes that mature March 15, 2018. The proceeds were used to repay short-term bank borrowings, to fund the redemption of $24 million of Northern Indiana variable rate pollution control bonds due November 2007 and for capital expenditures and general corporate purposes. The short-term bank borrowings were previously used to fund the redemption of Northern Indiana’s preferred stock in 2006, having a total redemption value of $81.6 million, and for the repayment of an aggregate $503.5 million of long-term debt in 2006 and the first nine months of 2007.
Shelf Registration. On December 21, 2007, NiSource filed a shelf registration statement with the SEC for an unspecified principal amount of debt securities, common and preferred stock, and other securities. NiSource is classified as a well-known seasoned issuer and the registration statement will be effective for three years.
Credit Ratings. On December 18, 2007, Standard and Poor’s lowered its senior unsecured ratings for NiSource and its subsidiaries to BBB-. Standard and Poor’s outlook for NiSource and all of its subsidiaries is stable. On December 3, 2007, Moody’s Investors Services affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s changed its ratings outlook for NiSource and its subsidiaries to negative from stable. On July 10, 2007, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ ratings for Northern Indiana. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, an additional downgrade by Standard and Poor’s or Moody’s would result in a rating that is below investment grade.
Process and Expense Management
IBM Agreement. During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM was to provide a broad range of business transformation and outsourcing services to NiSource and was anticipated to provide a cost savings over the 10-year agreement. As a part of the transformation initiatives, many new information technology systems and process changes had an accelerated time-line for completion, which increased costs in 2006 and 2007 and created the risk of operational delays, potential errors and control failures which could impact NiSource and its financial condition. In August 2006, further implementation of certain information technology systems was delayed due to difficulties encountered with the first wave of new system implementations.
In early 2007, a high-level team of NiSource and IBM resources began an overall reassessment of the outsourcing initiative primarily to focus on operational and transformational improvements and remediation and to develop an integrated plan that enables NiSource to achieve its business objectives going forward. In the first quarter of 2007, NiSource decided to bring certain finance and accounting functions back within the company. These functions included general accounting, fixed asset accounting, and budgeting. In December 2007, NiSource and IBM finalized a restructuring of their business services agreement. Under the restructured agreement, IBM will primarily provide information technology services, with a number of other business service functions to be transitioned back to the NiSource organization. Going forward, NiSource will be in a position to more effectively manage its employee and administrative expenses, while ensuring delivery of services needed to meet the company’s needs.
2008 — 2010 Outlook
Earnings from continuing operations for the 2008-2010 periods are expected to fall within a range of $1.23 to $1.35 per share. These expected results assume normal weather and no impact from business dispositions, impairments, costs to retire debt and other significant items similar to those that impacted 2007 results. These items are discussed within the “Results of Operation” of this Item 7. Some of the actions taken during 2007 to establish a foundation for future growth will place pressure on NiSource’s earnings in 2008. For example, the planned acquisition of a new generating facility and the purchase power settlement will impact earnings prior to the effectiveness of the electric rate case in the Northern Indiana business, but have been factored in to these projected earnings.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
From a financing and credit rating standpoint, NiSource expects to issue additional long term debt in excess of $500 million during 2008 and is committed to maintaining an investment grade rating.
NiSource’s four-part business plan will continue to center on expansion of and commercial growth in the natural gas pipeline and storage business, regulatory and commercial initiatives at its utilities, financial management, and process and expense management. Within that plan, NiSource will place particular emphasis on three important areas during 2008.
•	Achieving key regulatory initiatives, including gas base rate cases in Pennsylvania and Ohio, as well as Northern Indiana’s electric rate case scheduled for filing on July 1, 2008.

•	Advancing Gas Transmission and Storage Operation growth strategy, including securing approvals and timely construction of announced projects, developing an array of potential new growth opportunities, and continuing with the formation of the MLP.

•	Executing on major infrastructure enhancement projects, which will constitute a significant portion of NiSource’s more than $1 billion annual capital investment program expected for the 2008 to 2012 period.
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
Management’s evaluation of internal controls for 2007 identified a material weakness in Northern Indiana’s unbilled revenue estimating process. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate Northern Indiana’s unbilled revenue estimate. As of year-end 2007, these incremental errors caused a cumulative overstatement of Northern Indiana’s net revenue. The unbilled revenue estimates were never billed to customers and the error was corrected in the fourth quarter of 2007. Refer to “Management’s Report on Internal Control Over Financial Reporting” included in Item 9A.
Results of Operations
The Consolidated Review information should be read taking into account the critical accounting policies applied by NiSource and discussed in “Other Information” of this Item 7.
Income from Continuing Operations and Net Income
For the twelve months ended December 31, 2007, NiSource reported income from continuing operations before cumulative effect of change in accounting principle of $312.0 million, or $1.14 per basic share, compared to $313.5 million, or $1.15 per basic share in 2006. Income from continuing operations before the cumulative change in accounting principle for the twelve months ended December 31, 2005 was $284.1 million, or $1.05 per basic share.
Including results from discontinued operations and the change in accounting principle, NiSource reported 2007 net income of $321.4 million, or $1.17 per basic share, 2006 net income of $282.2 million, or $1.04 per basic share, and 2005 net income of $306.5 million, or $1.13 per basic share.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations. An increase in operating expenses of $21.0 million for the 2007 year was offset by a corresponding increase to net revenues reflecting recovery of these tracked costs. In the 2006 period, an increase in operating expenses of $55.3 million for trackers was offset by a corresponding increase to net revenues reflecting recovery of these costs. These increases in 2006 and in 2007 were largely attributable to higher uncollectible accounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the twelve months ended December 31, 2007 were $3,263.7 million, a $139.1 million increase compared with 2006, which includes the impact of $21.0 million of trackers discussed above. NiSource’s operating segments contributed to this overall increase in net revenues as follows: Gas Distribution Operations net revenues increased $100.1 million; Other Operations increased $29.6 million; Gas Transmission and Storage Operations contributed $20.0 million; and, Electric Operations decreased $10.8 million. Net revenue increases from Gas Distribution Operations were primarily a result of favorable weather of approximately $73 million, a $15.8 million increase in revenues from regulatory trackers, which are primarily offset in operating expense and higher net revenues from regulatory initiatives and other service programs of $10.9 million, partially offset by a $14.6 million adjustment for estimated unbilled revenues. Increased net revenues from the Whiting Clean Energy facility of $30.5 million drove the increase in net revenues within Other Operations. Net revenues increased within Gas Transmission Operations as a result of increased firm capacity reservation revenues of $20.8 million due in large part to the Columbia Gulf mainline pipeline being fully subscribed in 2007. Electric Operations net revenues were impacted by a $33.5 million settlement related to the cost of power purchased by Northern Indiana in 2006 and 2007, lower industrial margins of $11.8 million, a $10.9 million adjustment for estimated unbilled revenues and higher revenue credits of $5.1 million, which more than offset increases in net revenues due to higher wholesale margins and volumes amounting to $19.6 million, favorable weather of approximately $17 million, higher residential and commercial volumes attributable to usage and increased customers of approximately $15.3 million and lower unrecoverable MISO costs of $7.1 million. Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues in the fourth quarter of 2007. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate its unbilled revenue. The unbilled revenue estimates were never billed to customers and the error was corrected in the fourth quarter of 2007.
Total consolidated net revenues (gross revenues less cost of sales) for the twelve months ended December 31, 2006 were $3,124.6 million, a $22.0 million decrease compared with 2005, which includes the impact of $55.3 million of trackers discussed above. The change was principally driven by unfavorable weather compared to 2005, which impacted Gas Distribution Operations net revenues by approximately $89 million as NiSource’s gas markets experienced 14% warmer weather compared to 2005, and decreased Electric Operations net revenues by approximately $21 million due to the northern Indiana electric market experiencing a 24% cooler summer compared to the 2005 summer cooling season. Gas Distribution Operations net revenues were also significantly affected by decreased residential gas customer usage amounting to approximately $22 million. In addition, 2005’s results benefited from a third party buyout of a bankruptcy claim relating to the rejection of a shipper’s long term contract, which amounted to $8.9 million. These decreases in net revenues were partially offset by increased sales of shorter-term transportation and storage services in Gas Transmission and Storage Operations amounting to $43.9 million. Electric Operations net revenues increased by $27.3 million as a result of a reduction in unrecoverable MISO costs included in costs of sales, which included the impact of a favorable regulatory ruling on the recoverability of certain MISO charges, timing of customer credits, proceeds from emission allowances, strong industrial sales and customer growth.
Expenses
Operating expenses were $2,341.2 million in 2007, a $108.9 million increase from 2006, which includes $21.0 million of increased expense that is recovered through regulatory trackers and corresponding increases in net revenues (see discussion above). This increase was primarily due to higher employee and administrative expenses of $68.7 million, higher expense within Electric Operations for electric generation and storm damage restoration totaling $13.9 million, higher depreciation of $10.0 million and increased other taxes of $13.5 million primarily due to property taxes. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to the pricing structure under NiSource’s original business services arrangement with IBM. In December 2007, NiSource and IBM finalized a restructuring of their business services agreement. Under the restructured agreement, IBM will primarily provide information technology services, with a number of other business service functions to be transitioned back to the NiSource organization. The impact of the amended agreement with IBM included a settlement charge of $9.8 million recorded during the fourth quarter of 2007. Going forward, NiSource will be in a position to more effectively manage its employee and administrative expenses, while ensuring delivery of services needed to meet the company’s needs. These increases in expenses were partially offset by the impact of a $17.0 million accrual recorded in fourth quarter of 2006 in conjunction with the BP contract revision.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Operating expenses were $2,232.3 million in 2006, a $38.1 million increase from 2005, which includes $55.3 million of increased expense that is recovered through regulatory trackers and corresponding increases in net revenues (see discussion above). Excluding the impact of trackers, operating expenses decreased primarily due to charges recorded in 2005. These included restructuring charges, transition costs, pension and other postretirement benefit charges, and other costs associated with the IBM outsourcing initiative totaling $82.8 million, a $10.9 million charge for obsolete software systems and a $10.9 million impairment charge related to goodwill at Kokomo Gas. Operating expense increases in 2006 included $18.1 million for certain legal matters, a $17 million accrual in conjunction with the BP contract revision, higher employee and administrative expenses of approximately $17 million, transition and other restructuring charges associated with the IBM agreement of $12.3 million, generation and maintenance costs of $9.3 million in Electric Operations, and higher property insurance premiums of $8.7 million mainly for offshore and onshore facilities located in or near the Gulf of Mexico.
Equity Earnings (Loss) in Unconsolidated Affiliates
Equity Earnings (Loss) in Unconsolidated Affiliates increased 2007 operating income $9.4 million compared to a loss of $12.3 million in 2006. Equity Earnings (Loss) in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations business. Equity earnings increased $21.7 million due to Hardy Storage being placed in service in April 2007, higher AFUDC earnings from Millennium and the impact of Millennium recording a $13.0 million reserve in 2006 related to vacated portions of the original project.
In December 2006, Millennium received FERC approval for a pipeline project. The certificate order approved certain project costs related to the construction and development of the Millennium project. The order also approved the vacating of portions of the original September 2002 Millennium certificate that related to other facilities. The Millennium owners no longer believe the recovery of the capitalized costs related to the vacated portions of the project is probable. Therefore, Millennium fully reserved the capitalized costs related to the development of the vacated portions and NiSource recorded a $13.0 million charge reflecting its share of Millennium’s reserve during the fourth quarter of 2006. Equity Earnings (Loss) in Unconsolidated Affiliates reduced 2006 income $12.3 million compared to earnings of $0.2 million in 2005.
Other Income (Deductions)
Other Income (Deductions) in 2007 reduced income $447.8 million compared to a reduction of $395.7 million in 2006. This increase in other deductions of $52.1 million was mainly due to a redemption premium of $40.6 million related to the early extinguishment of long-term notes for Whiting Clean Energy and to higher short-term interest rates and credit facility fees.
Other Income (Deductions) in 2006 reduced income $395.7 million compared to a reduction of $518.9 million in 2005. A loss on early extinguishment of long-term debt of $108.6 million during 2005 and decreased interest expense of $32.7 million in 2006 compared to 2005 due to the refinancing of $2.4 billion in long-term debt at lower rates during 2005 drove the decrease in other deductions. Other, net was a loss of $6.5 million for 2006 compared to income of $14.0 million for the comparable 2005 period due to lower interest income and increased costs associated with the sale of accounts receivable. Higher fees, due to higher interest rates, and increased levels of accounts receivable balances resulted in the higher expenses associated with the sale of accounts receivable.
Income Taxes
Income taxes increased by $1.3 million in 2007 as compared with 2006. Income taxes increased $21.2 million in 2006 as compared with 2005 primarily due to higher pre-tax income from the prior year. The effective income tax rates were 35.6%, 35.3% and 34.5% in 2007, 2006 and 2005, respectively. The increase in the overall effective tax rate in 2007 versus 2006 is due to increased state income tax expense, offset by higher Section 199 deductions, lower regulatory flow-through depreciation and the capitalization of the tax impact of AFUDC-Equity to a regulatory asset. The overall effective tax rate increase in 2006 versus 2005 was due to favorable state and federal income tax adjustments recorded in 2005 and a reduction in the electric production deduction and low income housing credits from those recorded in 2005. The increase was partially offset by a lower effective state income tax rate in 2006 due to a reduction in deferred state income tax liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana and Whiting Clean Energy’s electric production activities qualify for this deduction. The deduction for the current year is 6% of QPAI, with certain limitations. This deduction was 3% of QPAI for years 2005 and 2006 and increases to 9% of QPAI beginning in 2010 and thereafter. The tax benefit for the Section 199 domestic production activities deduction claimed in NiSource’s 2006 consolidated federal income tax return was $1.5 million and is estimated to be $2.7 million for 2007.
Discontinued Operations
Discontinued operations reflected income of $9.4 million, or $0.03 per basic share, in 2007, an after-tax loss of $31.7 million, or $0.11 loss per basic share, in 2006, and income of $22.7 million, or $0.08 per basic share, in 2005. The $9.4 million of income from discontinued operations in 2007 includes a $7.5 million reduction, net of taxes, in the liability for unrecognized tax benefits and $0.9 million in related interest, net of taxes, associated with the issuance of additional tax guidance in the first quarter of 2007. Also included is a reduction in interest expense of $0.6 million, net of taxes, related to the completion of the NiSource consolidated 2003 and 2004 tax audit.
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
Liquidity and Capital Resources
A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities.
Beginning in 2007, capital expenditures and other investing activities began increasing due to age and condition replacement programs and an increase in growth projects (see discussion below). Future capital expenditures are expected to be funded via a combination of cash flow from operations, expected proceeds from the initial public offering of the new MLP and new long-term debt issuances.
Operating Activities
Net cash from operating activities for the twelve months ended December 31, 2007 was $757.2 million, a decrease of $399.0 million from a year ago. The impacts of gas prices and weather significantly impact working capital changes. High gas prices and 5% colder than normal weather in the fourth quarter of 2005 drove significantly higher than normal accounts receivable and unrecovered gas costs balances that were subsequently collected in 2006. Conversely, the fourth quarter of 2006 was 18% warmer than normal, leading to relatively lower accounts

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
receivable and unrecovered gas cost balances at December 31, 2006 and less cash to be collected in 2007. Beyond the changes in working capital, increases in net income and changes in deferred tax balances totaling $169.1 million improved net cash flow from operating activities in 2007 relative to 2006.
Pension and Other Postretirement Plan Funding. In 2008, NiSource expects to make contributions of approximately $17.1 million to its pension plans and approximately $38.3 million to its postretirement medical and life plans.
Investing Activities
Capital Expenditures and Other Investing Activities. The tables below reflect actual capital expenditures and other investing activities by segment for 2007, 2006 and 2005 and estimates for years 2008 through 2012. The other investing activities include investing in equity investments such as Millennium and Hardy Storage.

(in millions)	2007	2006	2005

Gas Distribution Operations	$302.7	$283.4	$278.5
Gas Transmission and Storage Operations	226.8	208.1	167.9
Electric Operations	241.5	151.2	135.6
Other Operations	12.2	5.7	17.0

Total	$783.2	$648.4	$599.0

(in millions)	2008E	2009E	2010E	2011E	2012E

Gas Distribution Operations	$381.4	$471.0	$444.9	$363.2	$356.5
Gas Transmission and Storage Operations	393.4	341.8	396.4	516.8	520.0
Electric Operations	576.1	191.6	223.0	188.6	201.5
Other Operations	6.0	6.3	4.8	3.8	3.9

Total	$1,356.9	$1,010.7	$1,069.1	$1,072.4	$1,081.9

For 2007, capital expenditures and certain other investing activities were $783.2 million, an increase of 134.8 million over 2006. The increase was primarily due to higher capital expenditures within Electric Operations of $90.3 million. This increase was primarily due to incremental expenditures at the Electric Operations segment which included higher expenditures for the NOx reduction programs and expenditures to replace key components within electric generation including significant scheduled maintenance work on the Bailly Generating Station Unit 7 for a cyclone burner replacement and other work to improve unit reliability. Additionally, construction also started on installation of selective catalytic reduction equipment on Bailly Unit 7, with the in-service date for the selective catalytic reduction targeted for the spring of 2008.
Capital expenditures within Gas Distribution Operations and Gas Transmission and Storage Operations increased by $19.3 million and $18.7 million, respectively. The increase within Gas Distribution Operations segment was due to work completed on the Southwest Delaware County supply line which improved service to a high growth area in the Columbia of Ohio territory. Gas Distribution Operations also experienced incremental capital spending for replacement and betterment of bare steel and cast iron gas mains in the Columbia of Pennsylvania territory. The increase within the Gas Transmission and Storage Operations segment was primarily due to incremental pipeline expenditures including pipeline integrity costs in compliance with the DOT’s Integrity Management Rule. The Gas Transmission and Storage Operations segment also invested in new business initiatives to maintain and expand market share in storage and interstate transportation. Capital expenditures in the Other Operations segment mainly comprise partnership investments and enterprise-wide information technology infrastructure improvement.
For 2008 the projected capital program and certain other investing activities are expected to be $1,356.9 million, which is $573.7 million higher than the 2007 level. This higher spending is mainly due to the acquisition of additional electric generation capacity, replacement of bare steel and cast iron facilities at certain distribution companies and an increase in expenditures for growth projects primarily within Gas Transmission and Storage Operations. The program is expected to be funded via a combination of cash flow from operations, expected

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
proceeds from the initial public offering of the new MLP and new long-term debt issuances during 2008. Capital expenditures during the period 2008 through 2012 are expected to be significantly higher than recent years. This is due primarily to increased replacement of bare steel and cast iron mains in the Gas Distribution Operations segment and increased expenditure for growth projects in the Gas Transmission and Storage Operations segment.
Financing Activities
On December 21, 2007, NiSource filed a shelf registration statement with the SEC for an unspecified principal amount of debt securities, common and preferred stock, and other securities. NiSource is classified as a well-known seasoned issuer and the registration statement will be effective for three years.
Long-term Debt. On December 31, 2007, Whiting Clean Energy redeemed $292.1 of its notes due June 20, 2011, having an average interest rate of 8.30%. The associated redemption premium of $40.6 million was charged to loss on early extinguishment of long-term debt. The redemption was financed with NiSource borrowings.
On December 3, 2007, Capital Markets redeemed $72.0 million of its $75.0 million of 6.78% senior notes due December 1, 2027. The notes contained a provision entitling holders to require Capital Markets to purchase the notes at 100% of the principal amount plus accrued interest on December 1, 2007.
On October 31, 2007, Northern Indiana redeemed $24.0 million of its Variable Rate Demand Pollution Control Refunding Bonds, Series 1988D, issued by Jasper County, Indiana on behalf of Northern Indiana with a floating interest rate of 3.645% at time of redemption.
On August 31, 2007, NiSource Finance issued $800.0 million of 6.40%, 10.5-year senior unsecured notes that mature March 15, 2018. The proceeds were used to repay short-term bank borrowings, to fund the redemption of $24 million of Northern Indiana variable rate pollution control bonds due November 2007, and for capital expenditures and general corporate purposes. The short-term bank borrowings were previously used to fund the redemption of Northern Indiana’s preferred stock in 2006, having a total redemption value of $81.6 million, and for the repayment of an aggregate $503.5 million of long-term debt in 2006 and the first nine months of 2007.
During August 2007, Northern Indiana redeemed $20.0 million of its medium-term notes with an average interest rate of 6.77%.
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
Jasper County Pollution Control Bonds. Northern Indiana has seven series of Jasper County Pollution Control Bonds with a total principal value of $254 million currently outstanding. Each of the series are remarketed in auctions that take place at either 7, 28, or 35 day intervals. Between February 13, 2008 and February 20, 2008, Northern Indiana received notice that five separate market auctions of four of the series of the Jasper County Pollution Control Bonds had failed. The failed auctions represented an aggregate principal value of $112 million. The most recent auctions on February 20, 2008 and February 21, 2008 were successful, but resulted in interest rates of 11.96% and 10.47%, respectively, which are well in excess of historical rates.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
These auction failures are attributable to the recent lack of liquidity in auction rate securities market, largely driven by the recent turmoil in the bond insurance market. The Northern Indiana Pollution Control Bonds are insured by Ambac Assurance Corporation and MBIA Insurance Corporation.
Under the Pollution Control Bond financing documents, Northern Indiana must pay a default rate of interest of between 15%-18% to existing investors whenever the periodic auction process fails. Northern Indiana is currently exploring options to avoid a full refunding of these securities and restore competitive market-based interest rates. NiSource does not believe this issue will have a material impact on its financial results.
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
NiSource Finance had outstanding credit facility borrowings of $1,061.0 million at December 31, 2007, at a weighted average interest rate of 5.43%, and borrowings of $1,193.0 million at December 31, 2006, at a weighted average interest rate of 5.68%.
As of December 31, 2007 and December 31, 2006, NiSource Finance had $110.4 million and $81.9 million of stand-by letters of credit outstanding, respectively. At December 31, 2007, $24.1 million of the $110.4 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $86.3 million of stand-by letters of credit outstanding at December 31, 2007, $83.0 million resided under NiSource Finance’s five-year credit facility and $3.3 million resided under an uncommitted arrangement with another financial institution.
As of December 31, 2007, $356.0 million of credit was available under the credit facility.
Debt Covenants. NiSource is subject to one financial covenant under its five-year revolving credit facility. NiSource must maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2007, the ratio was 56.9%.
NiSource is also subject to certain other non-financial covenants under the revolving credit facility. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $150 million. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource’s assets to no more than 10% of its consolidated total assets. The revolving credit facility also includes a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.
NiSource’s bond indentures generally do not contain any financial maintenance covenants. However, NiSource’s bond indentures are generally subject to cross default provisions ranging from uncured payment defaults of $5 million to $50 million, and limitations on the incurrence of liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets capped at either 5% or 10% of NiSource’s consolidated net tangible assets.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On July 1, 2006, the agreement was amended to increase the program limit from $300 million to $350 million. The agreement currently expires on June 27, 2008. As of December 31, 2007, $202.4 million of accounts receivable had been sold by CORC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement with Citibank, N.A. under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 29, 2008, and can be renewed if mutually agreed to by both parties. As of December 31, 2007, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s or Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
Credit Ratings. On December 18, 2007, Standard and Poor’s lowered its senior unsecured ratings for NiSource and its subsidiaries to BBB-. Standard and Poor’s outlook for NiSource and all of its subsidiaries is stable. On December 3, 2007, Moody’s Investors Services affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s changed its ratings outlook for NiSource and its subsidiaries to negative from stable. On July 10, 2007, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ ratings for Northern Indiana. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, an additional downgrade by Standard and Poor’s or Moody’s would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $40 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
Columbia Energy Services is the principal for two surety bonds issued to guarantee performance in two separate long-term gas supply agreements. The surety, in accordance with the terms of its indemnity agreements, required NiSource to post a letter of credit in the face amount of approximately $131 million, declining over time, to support the bonds. At December 31, 2007, the total amount of letters of credit required with respect to this transaction was $24.1 million. The agreement will expire on December 31, 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and purchase obligations for various services including pipeline capacity and IBM outsourcing. The table below excludes all amounts classified as current liabilities on the Consolidated Balance Sheets, other than current maturities of long-term debt and current interest payments on long-term debt. The total contractual obligations in existence at December 31, 2007 and their maturities were:

(in millions)	Total	2008	2009	2010	2011	2012	After

Long-term debt	$5,632.0	$29.9	$461.9	$1,010.8	$27.2	$315.0	$3,787.2
Capital leases	9.0	3.7	3.8	0.6	0.1	0.2	0.6
Interest payments on long-term debt	2,583.6	340.0	335.5	302.7	234.8	232.1	1,138.5
Operating leases	265.8	48.9	45.6	39.6	33.8	27.2	70.7
Energy commodity contracts	1,035.7	487.1	243.7	106.6	39.7	39.7	118.9
Service obligations:
Pipeline service obligations	1,536.5	260.2	219.3	183.7	163.7	151.3	558.3
IBM service obligations	763.8	131.9	104.6	106.5	99.5	95.6	225.7
Other service obligations	475.8	117.6	67.2	44.2	45.1	37.5	164.2
Other long-term liabilities	55.4	55.4	—	—	—	—	—

Total contractual obligations	$12,357.6	$1,474.7	$1,481.6	$1,794.7	$643.9	$898.6	$6,064.1

NiSource calculated estimated interest payments for long-term debt as follows: for the fixed-rate debt, interest is calculated based on the applicable rates and payment dates; for variable-rate debt, interest rates are used that are in place as of December 31, 2007. For 2008, NiSource projects that it will be required to make interest payments of approximately $410 million, which includes $340 million of interest payments related to its long-term debt outstanding as of December 31, 2007. At December 31, 2007, NiSource also had $1,061.0 million in short-term borrowings outstanding.
NiSource’s subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent minimum quantities of these commodities NiSource is obligated to purchase at both fixed and variable prices.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2008 to 2027, require NiSource to pay fixed monthly charges.
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. On December 12, 2007, NiSource Corporate Services amended its agreement with IBM. Under the amended agreement, NiSource will reassume responsibility for business support functions including human resource administration, payroll, accounts payable, supply chain (procurement), sales centers, and the majority of meter to cash operations (billing and collections). During 2007, NiSource had already begun to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed asset accounting, and budgeting. In the Customer Contact Centers, interim operational responsibility will be retained by IBM, although NiSource intends to pursue a direct arrangement with Vertex, which currently operates the contact center as a subcontractor for IBM. IBM will retain responsibility for information technology operations. Support functions returning to NiSource will be transitioned in a phased approach throughout 2008. NiSource Corporate Services will continue to pay IBM for the amended services under a combination of fixed or variable charges, with the variable charges fluctuating based actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $770 million to IBM in service fees and project costs over the remaining 7.5 year term, of which $5.8 million is reflected as capital lease payment in the table above. Under the original agreement, NiSource Corporate Services expected to pay IBM approximately $1.6 billion in services fees and project cost over ten years.
Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s un-recovered capital investments, and IBM wind-down expense. This termination fee could be a material amount depending on the events giving rise to termination and the timing of the termination.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Northern Indiana has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2013 and are included within, “Other service obligations,” in the table of contractual commitments.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period. Estimated minimum payments for this agreement are included within, “Other service obligations,” in the table of contractual commitments.
Whiting Clean Energy has a service agreement with General Electric for certain operation and maintenance activities for its cogeneration facility located at BP’s Whiting, Indiana refinery for which certain minimum fees are required. The agreement extends through 2023 and is included within, “Other service obligations,” in the table of contractual commitments. The agreement provides for a $10 million termination penalty to be paid by Whiting Clean Energy to General Electric to buy out or otherwise terminate the agreement.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring equal annual payments of $5.0 million per annual period over 10 years beginning in January 2008. While this software was not placed in service as of December 31, 2007, testing was substantially completed and NiSource Corporate Services did not have the ability to terminate the agreement without cause. Final acceptance of the software installation was made on January 2, 2008 and the software is expected to be placed in service in first half of 2008. The payments associated with this license agreement is included within, “Other service obligations,” in the table of contractual commitments.
NiSource’s expected payments related to other long-term liabilities includes employer contributions to pension and other postretirement benefits plans expected to be made in 2008. Plan contributions beyond 2008 are dependant upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated. In 2008, NiSource expects to make contributions of approximately $17.1 million to its pension plans and approximately $38.3 million to its postretirement medical and life plans. See Note 11, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.
Not included in the table above are $4.0 million of estimated federal and state income tax liabilities, including interest, recorded in accordance with FIN 48. If or when such amounts may be settled is uncertain and cannot be estimated at this time. See Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements for more information.
NiSource cannot reasonably estimate the settlement amounts or timing of cash flows related to long-term obligations classified as, “Other Liabilities and Deferred Credits,” on the Consolidated Balance Sheets, other than those described above.
NiSource also has obligations associated with income, property, gross receipts, franchise, payroll, sales and use, and various other taxes and expects to make tax payments of approximately $550 million in 2008.
Off Balance Sheet Items
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $548.8 million of commodity-related payments for its current subsidiaries involved in energy commodity contracts and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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
NiSource has other guarantees outstanding. Refer to Note 18-B, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
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
During 2007 and 2006, gains of $0.3 million and $0.1 million, net of taxes respectively, were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. No amounts were recognized in earnings in 2007 and 2006 due to losses on derivatives classified as trading. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income of approximately $23.5 million, net of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
taxes. Refer to Note 8, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further information on NiSource’s various derivative programs for managing commodity price risk.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $27.2 million and $25.3 million for the years 2007 and 2006, respectively.
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
Credit Risk
Due to the nature of the industry, credit risk is a factor in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. Written guidelines approved by NiSource’s Risk Management Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures. Exposures to credit risks are monitored by the Corporate Credit Risk function which is independent of commercial operations. Credit risk arises with the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative contracts such as interest rate swaps, credit risk arises when counterparties are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions. Current credit exposure is generally measured by the notional or principal value of obligations and direct credit substitutes, such as commitments, stand-by letters of credit and guarantees. In determining exposure, NiSource considers collateral that it holds to reduce individual counterparty credit risk.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the power trading group and the gas marketing group that utilize a variance/covariance methodology. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was zero during 2007. The daily market exposure for the gas marketing and trading portfolios on an average, high and low basis was $0.1 million, $0.2 million and zero during 2007, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. The VaR limit for power trading

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
was reduced to zero in the third quarter of 2005 with the settlement of all power trading contracts outstanding at that time. Power and gas derivative contracts entered into to manage price risk associated with Whiting Clean Energy are limited to quantities surrounding the physical generation capacity of Whiting Clean Energy and the gas requirements to operate the facility.
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
Basis of Accounting for Rate-Regulated Subsidiaries. SFAS No. 71 provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource’s rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $1,261.2 million and $1,582.4 million at December 31, 2007, and $1,563.2 million and $1,551.0 million at December 31, 2006, respectively. For additional information, refer to Note 1-F, “Basis of Accounting for Rate-Regulated Subsidiaries,” in the Notes to Consolidated Financial Statements.
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
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $314.4 million at December 31, 2007. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
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
Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that there is a high risk correlation of the changes in fair values of the derivatives and the underlying risks. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. NiSource had $127.4 million and $287.6 million of price risk management assets, of which $113.5 million and $286.4 million related to hedges, at December 31, 2007 and 2006, respectively, and $82.0 million and $297.6 million of price risk management liabilities, of which $55.1 million and $235.3 million related to hedges, at December 31, 2007 and 2006, respectively. The amount of unrealized gains recorded to accumulated other comprehensive income, net of taxes, was $7.6 million and $31.4 million at December 31, 2007 and 2006, respectively.
Pensions and Postretirement Benefits. NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, SFAS No. 88 and SFAS No. 106, as amended by SFAS No. 158. The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource’s pensions and other postretirement benefits see Note 11, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements.
Goodwill Impairment Testing. As of December 31, 2007, NiSource had $3.7 billion of goodwill on the Consolidated Balance Sheet, which was mainly due to the acquisition of Columbia. NiSource performs its annual impairment test of goodwill in accordance with SFAS No. 142 in June. For the purpose of testing for impairment the goodwill recorded in the acquisition of Columbia, the related subsidiaries were aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. NiSource uses the discounted cash flow method to estimate the fair value of its reporting units for the purpose of this test. Refer to Notes 1-J and 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
Long-lived Asset Impairment Testing. NiSource’s Consolidated Balance Sheets contain long-lived assets other than goodwill and intangible assets which are not subject to recovery under SFAS No. 71. As a result, NiSource assesses the carrying amount and potential earnings of these assets whenever events or changes in circumstances indicate that the carrying value could be impaired as per SFAS No. 144. When an asset’s carrying value exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered to be impaired to the extent that the asset’s fair value is less than its carrying value. Refer to Note 1-K, “Long-lived Assets,” in the Notes to Consolidated Financial Statements for additional information.
Contingencies. A contingent liability is recognized when it is probable that an environmental, tax, legal or other liability has been incurred and the amount of loss can reasonably be estimated. Accounting for contingencies require significant management judgment regarding the estimated probabilities and ranges of exposure to a potential liability. Estimates of the loss and associated probability are made based on the current facts available, including present laws and regulations. Management’s assessment of the contingent liability could change as a result of future events or as more information becomes available. Actual amounts could differ from estimates and can have a material impact on NiSource’s results of operations and financial position. Refer to Note 18, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information.
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
In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158. Based on the measurement of the various defined benefit pension and other postretirement plans’ assets and benefit obligations at September 30, 2006, the pretax impact of adopting SFAS No. 158 decreased intangible assets by $46.5 million, decreased deferred charges and other assets by $1.1 million, increased regulatory assets by $538.8 million, increased accumulated other comprehensive income by $239.8 million and increased accrued liabilities for postretirement and postemployment benefits by $251.4 million. In addition, NiSource recorded a reduction in deferred income taxes of approximately $96 million. With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities that would otherwise have been recorded to accumulated other comprehensive income.
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
FIN 48 – Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The determination of whether a tax position meets the more-likely-than-not recognition threshold is based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
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
When it adopted SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. Other than the requirement for expensing stock options, outstanding share-based awards will continue to be accounted for substantially as they are currently. Refer to Note 14, “Share-Based Compensation,” in the Notes to Consolidated Financial Statements for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 157 – Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively, with limited exceptions. NiSource will adopt this standard in the first quarter of 2008. NiSource is currently reviewing the provisions of this interpretation and does not anticipate a material impact to the Consolidated Financial Statements.
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
SFAS No. 141R – Business Combinations. In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 141R to determine the impact on future business combinations.
SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 160 to determine the impact it may have on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
FSP FIN 39-1 — FASB Staff Position Amendment of FASB Interpretation No. 39. In April 2007, the FASB posted FSP FIN 39-1 to amend paragraph 3 of FIN 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. This FSP also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. NiSource is currently reviewing the provisions of FSP FIN 39-1 to determine the impact it may have on the Consolidated Balance Sheets.

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
Bargaining Unit Contract
As of December 31, 2007, NiSource had 7,607 employees of which 3,384 were subject to collective bargaining agreements. Agreements were reached with the respective unions whose collective bargaining agreements were set to expire during 2007. In 2008, three collective bargaining agreements, covering approximately 79 employees are set to expire.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The NiSource Chief Executive Officer is the chief operating decision maker.
NiSource’s operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana. The Other Operations segment primarily includes gas and power marketing, and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Year Ended December 31, (in millions)	2007	2006	2005

Net Revenues
Sales Revenues	$4,998.9	$4,698.6	$5,122.0
Less: Cost of gas sold (excluding depreciation and amortization)	3,477.2	3,277.0	3,617.1

Net Revenues	1,521.7	1,421.6	1,504.9

Operating Expenses
Operation and maintenance	781.4	731.9	721.4
Depreciation and amortization	234.5	231.4	224.6
Impairment and (gain) loss on sale of assets	(0.7)	(0.3)	12.5
Other taxes	173.7	168.6	178.2

Total Operating Expenses	1,188.9	1,131.6	1,136.7

Operating Income	$332.8	$290.0	$368.2

Revenues ($ in Millions)
Residential	$2,798.2	$2,854.4	$3,191.4
Commercial	1,018.2	1,058.8	1,159.4
Industrial	295.1	306.4	362.4
Off-System Sales	629.6	415.6	200.1
Other	257.8	63.4	208.7

Total	$4,998.9	$4,698.6	$5,122.0

Sales and Transportation (MMDth)
Residential sales	274.8	241.8	289.1
Commercial sales	177.9	163.9	176.0
Industrial sales	380.8	365.4	375.8
Off-System Sales	88.1	54.9	22.6
Other	1.4	0.9	0.9

Total	923.0	826.9	864.4

Heating Degree Days	4,815	4,347	5,035
Normal Heating Degree Days	4,941	4,933	4,939
% Colder (Warmer) than Normal	(3%)	(12%)	2%

Customers
Residential	3,080,799	3,074,115	3,059,783
Commercial	293,322	292,566	292,232
Industrial	8,171	8,268	8,445
Other	71	73	59

Total	3,382,363	3,375,022	3,360,519

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
Market Conditions
Spot prices for the winter of 2007-2008 were primarily in the range of $6.60 — $8.46/Dth. This was an increase when compared to the prices experienced during the winter of 2006-2007 that were in the $5.00-$8.00/Dth range, attributed mainly to late winter cold weather and slightly higher demand.
Entering the 2007-2008 winter season, storage levels were comparable to the prior year inventory levels, which were at the high end of the five-year range, due in part to an increase in overall storage capacity and the spread between summer and winter gas prices. During the summer of 2007, prices ranged between $5.30 and $7.97/Dth. Through December 2007, the winter of 2007-2008 price levels were primarily between $6.60 and $7.54/Dth while weather was generally normal.
All NiSource Gas Distribution Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the Consolidated Balance Sheets as under-recovered or over-recovered gas cost to be included in future customer billings. During times of unusually high gas prices, throughput and net revenue have been adversely affected as customers may reduce their usage as a result of higher gas cost.
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
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2007 and estimates for years 2008 through 2012.

(in millions)	2007	2008E	2009E	2010E	2011E	2012E

System Growth	$82.8	$83.7	$94.0	$83.9	$83.9	$84.1
Betterment	45.3	20.8	47.5	27.5	24.0	20.2
Replacement	110.4	211.9	264.5	259.9	210.4	210.8
Maintenance & Other	64.2	65.0	65.0	73.5	44.9	41.4

Total	$302.7	$381.4	$471.0	$444.8	$363.2	$356.5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
The Gas Distribution Operations segment’s net capital expenditures and other investing activities were $302.7 million in 2007 and are projected to be approximately $381.4 million in 2008. This increase in the capital expenditure budget is mainly due to higher spending for the replacement of bare steel and cast iron pipe at certain distribution companies and an expected increase in expenditures for modernizing and upgrading facilities as well as the implementation of a standardized work management system at certain distribution companies as part of a multi-year plan.
Regulatory Matters
Significant Rate Developments. On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utilities Commission, seeking an increase of approximately $60 million annually. On February 1, 2008, Columbia of Ohio filed its Notice of Intent to File An Application For Increase in Rates. The Columbia of Ohio Application was filed on March 3, 2008, requesting an increase in base rates in excess of $80 million.
At Bay State, the Massachusetts Department of Public Utilities approved a $5.9 million annual increase in the company’s base rates, effective November 1, 2007, under the company’s performance-based rate mechanism. On October 17, 2007, Bay State petitioned the Massachusetts Department of Public Utilities to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The Massachusetts Department of Public Utilities is scheduled to hold hearings on this matter in the first quarter of 2008.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO, and have been found prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these risers on its distribution system. As of December 31, 2007, Columbia of Ohio deferred $5.9 million of costs associated with the study and identification of these natural gas risers as a regulatory asset and currently has budgeted approximately $142 million for the cost to identify and replace the risers. On October 26, 2007, Columbia of Ohio and the PUCO Staff filed a Joint Stipulation and Recommendation that provided for Columbia of Ohio’s assumption of financial responsibility for the repair or replacement of customer-owned service lines and the replacement of risers prone to leak. In addition, the Stipulation provides for Columbia of Ohio to capitalize its investment in the service lines and risers, as well as the establishment of a tracking mechanism that would provide for the recovery of operating and maintenance costs related to Columbia of Ohio’s capitalized investment and its expenses incurred in identifying risers prone to leak. On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and Ohio Partners for Affordable Energy, addressing the issues of Columbia of Ohio’s authority to assume responsibility for repair or replacement of hazardous customer owned service lines, the establishment of accounting authority for costs related to such activities, and the establishment of a mechanism to recover such costs. The parties have recommended approval of the Stipulation to the PUCO.
On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The Stipulation calls for an accelerated pass back to customers of $36.6 million that will occur from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. The Stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.
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
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2007, reserves have been recorded to cover probable environmental response actions. Refer to Note 18-E, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $0.7 million during 2007 and the restructuring liability remaining at December 31, 2007 was $0.9 million. In the third quarter of 2006, an adjustment was made to the restructuring reserve for leased office space, reducing the reserve by $5.2 million. This adjustment was made in connection with a reallocation of office space and assessment of office facilities. Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
Pending Sale of Northern Utilities and Granite State Gas
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time of closing. Historically, net working capital has averaged approximately $25 million. Under the terms of the transaction, Unitil Corporation will acquire Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
transmission pipeline primarily located in Maine and New Hampshire. The transaction, expected to be complete by the end of 2008, is subject to federal and state regulatory approvals. During the quarter ended March 31, 2008, NiSource expects to recognize an after tax loss of approximately $65 million related to the pending sale and to account for Northern Utilities and Granite State Gas as discontinued operations.
NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Bay State. NiSource is retaining its ownership of Bay State as a core component of the company’s long-term, investment-driven growth strategy.
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
Weather in the Gas Distribution Operations service territories for 2007 was approximately 3% warmer than normal and 11% colder than 2006, increasing net revenues by approximately $73 million for the year ended December 31, 2007 compared to 2006.
Weather in the Gas Distribution Operations service territories for 2006 was approximately 12% warmer than normal and 14% warmer than 2005, decreasing net revenues by approximately $89 million for the year ended December 31, 2006 compared to 2005.
Throughput
Total volumes sold and transported for the year ended December 31, 2007 were 923.0 MMDth, compared to 826.9 MMDth for 2006. This increase reflected higher sales to residential, commercial, and industrial customers, which was attributable mainly to cooler weather, an increase in residential and commercial customers and usage, and higher off-system sales.
Total volumes sold and transported for the year ended December 31, 2006 were 826.9 MMDth, compared to 864.4 MMDth for 2005. This decrease reflected lower sales to residential, commercial, and industrial customers, which was attributable mainly to the milder weather and decreased residential customer usage, partially offset by increased off-system sales.
Net Revenues
Net revenues for 2007 were $1,521.7 million, an increase of $100.1 million from 2006. This increase in net revenues was due primarily to the impact of cooler weather amounting to approximately $73 million, a $15.8 million increase in revenues from regulatory trackers, which are primarily offset in operating expense, increased revenues from regulatory initiatives and other service programs of $10.9 million and approximately $8 million from customer growth. These increases in net revenues were partially offset by an adjustment for estimated unbilled revenues of $14.6 million. Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues in the fourth quarter of 2007. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate its unbilled revenue. The unbilled revenue estimates were never billed to customers and the error was corrected in the fourth quarter of 2007.
Net revenues for 2006 were $1,421.6 million, a decrease of $83.3 million from 2005. This decrease in net revenues was due primarily to the impact of warmer weather amounting to approximately $89 million and a decline in residential usage of approximately $22 million. Additionally, 2005 revenue was favorably impacted $12.1 million from a buyout of a large customer gas contract. These decreases in net revenues were partially offset by a $46.7 million increase in revenues from regulatory trackers, which are primarily offset in operating expenses.
Operating Income
For the twelve months ended December 31, 2007, operating income for the Gas Distribution Operations segment was $332.8 million, an increase of $42.8 million compared to the same period in 2006 primarily attributable to

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
increased net revenues described above, partially offset by higher operating expenses of $57.3 million. The increase in operating expenses includes $14.9 million of expenses recoverable through regulatory trackers that are primarily offset in revenues. Operating expenses also increased primarily due to higher employee and administrative costs of $28.6 million, increased outside service expense of $5.9 million, higher environmental reserves of $5.0 million, and increased property taxes of $4.5 million. The comparable period last year was impacted by transition expenses associated with the IBM agreement of $8.5 million partially offset by a reversal of a restructuring reserve for leased office space of $5.2 million. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to the pricing structure under NiSource’s original business services arrangement with IBM.
For the twelve months ended December 31, 2006, operating income for the Gas Distribution Operations segment was $290.0 million, a decrease of $78.2 million compared to the same period in 2005 largely attributable to reduced net revenues described above. The increase in operating expenses included $50.5 million recoverable through regulatory trackers that are primarily offset in revenues. The comparable 2005 period was impacted by transition costs, restructuring charges and a pension and other postretirement benefits charge totaling $49.4 million associated with the IBM agreement, and a $10.9 million goodwill impairment loss related to Kokomo Gas. Operating expenses were impacted in 2006 by higher employee and administrative costs of $11.9 million, expenses associated with the IBM agreement of $8.5 million primarily for transition services and higher depreciation expense of $6.8 million, partially offset by a reversal in the third quarter of a restructuring reserve for leased office space of $5.2 million and lower uncollectible accounts. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to NiSource’s business services arrangement with IBM.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Year Ended December 31, (in millions)	2007	2006	2005

Operating Revenues
Transportation revenues	$686.7	$681.6	$646.6
Storage revenues	179.4	176.8	177.9
Other revenues	4.4	6.1	10.6

Total Operating Revenues	870.5	864.5	835.1
Less: Cost of gas sold (excluding depreciation and amortization)	—	14.0	24.6

Net Revenues	870.5	850.5	810.5

Operating Expenses
Operation and maintenance	337.2	327.4	297.2
Depreciation and amortization	117.1	114.9	114.1
Impairment and (gain) loss on sale of assets	7.9	0.5	(0.1)
Other taxes	55.7	54.6	55.1

Total Operating Expenses	517.9	497.4	466.3

Equity Earnings (Loss) in Unconsolidated Affiliates	9.4	(12.3)	0.2

Operating Income	$362.0	$340.8	$344.4

Throughput (MMDth)
Columbia Transmission
Market Area	1,030.0	932.1	983.9
Columbia Gulf
Mainline	651.3	533.5	521.6
Short-haul	229.4	129.9	86.3
Columbia Pipeline Deep Water	2.6	8.3	11.5
Crossroads Gas Pipeline	36.9	38.5	41.8
Granite State Pipeline	32.3	26.9	31.8
Intrasegment eliminations	(559.7)	(491.2)	(504.8)

Total	1,422.8	1,178.0	1,172.1

NiSource Energy Partners, L.P.
On December 21, 2007, NiSource Energy Partners, L.P., an MLP and subsidiary of NiSource, filed an S-1 registration statement with the SEC in which it proposed making an initial public offering of common units in the MLP and NiSource proposed contributing its interest in Columbia Gulf to the MLP. NiSource management believes the formation of an MLP is a natural complement to NiSource’s gas transmission and storage growth strategy, and should provide NiSource access to competitively priced capital to support future growth investment.
Millennium Pipeline Project
Millennium received FERC approval for a pipeline project, in which Columbia Transmission is participating, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin at Ramapo, New York. The Millennium partnership is currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%). Columbia Transmission is the operator.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium Pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing is expected to be completed in the first quarter of 2009. Additional information on this guarantee is provided in Note 18-B, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements.
Hardy Storage Project
Hardy Storage completed its third full quarter of operations, receiving customer injections into its new underground natural gas storage facility in West Virginia. Injections this year will allow the field to deliver up to 150,000 Dth of natural gas per day during the 2008-2009 winter heating season. Customers withdrew over 900,000 Dth from the storage field during the last two months of 2007. When fully operational in 2009, the field will have a working storage capacity of 12 billion cubic feet, delivering more than 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Columbia Transmission, the operator of Hardy Storage, is expanding its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of these transmission facilities is substantially complete and partially in service. The remainder will be placed in-service in the first half of 2008.
Eastern Market Expansion Project
On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. This Eastern Market Expansion project is projected to add 97,000 Dth per day of storage and transportation capacity and is fully subscribed on a 15-year contracted firm basis. On January 14, 2008, the FERC issued a favorable order which granted a certificate to construct the project and the project is expected to be in service by spring 2009.
Ohio Storage Project
Columbia Transmission concluded successful open seasons to gauge customer interest in an expansion of its storage in Ohio. The final scope of the project will be determined based on the outcome of the ongoing customer discussions. This project was previously referred to as the Crawford Storage Field project.
Other Growth Projects
Columbia Gulf recently expanded interconnection points to provide incremental delivery capacity of 30,000 Dth per day to Henry Hub and 85,000 Dth per day to Southern Natural Gas near Lafayette, Louisiana. Columbia Gulf entered into firm contracts for this capacity and the facilities were placed into service during the third quarter of 2007. A successful open season was held in the first quarter of 2007 to sell capacity of 380,000 Dth per day to two interconnection points with Transcontinental Gas Pipeline. This capacity provides increased access to downstream pipelines and their customers that access mid-Atlantic and Northeast markets. These interconnection points were placed into service in the fourth quarter of 2007.
An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission was held in October and November 2007. This project is currently in development based on customer interest expressed during the open season.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2007 and estimates for years 2008 through 2012.

(in millions)	2007	2008E	2009E	2010E	2011E	2012E

Growth Capital	$89.5	$270.5	$211.8	$217.2	$339.4	$330.0
Maintenance & Other	137.3	122.9	130.0	179.2	177.4	190.1

Total	$226.8	$393.4	$341.8	$396.4	$516.8	$520.1

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
The Gas Transmission and Storage Operations segment’s capital expenditure program and other investing activities are projected to be approximately $393.4 million in 2008. The increase in capital is due to storage and transportation growth projects in key market areas which are served by the Gas Transmission and Storage Operations segment. Refer to “Commercial Growth and Expansion of the Gas Transmission and Storage Business” within Executive Summary for additional information related to growth projects.
Sales and Percentage of Physical Capacity Sold
Columbia Transmission and Columbia Gulf compete for transportation customers based on the type of service a customer needs, operating flexibility, available capacity and price. Columbia Gulf and Columbia Transmission provide a significant portion of total transportation services under firm contracts and derive a smaller portion of revenues through interruptible contracts, with management seeking to maximize the portion of physical capacity sold under firm contracts.
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the twelve months ended December 31, 2007 approximately 87.4% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 4.9% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 86.9% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 4.2% of transportation revenues derived from usage fees under firm contracts for the twelve months ended December 31, 2006.
Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the twelve months ended December 31, 2007 and 2006, approximately 7.7% and 8.9% of the transportation revenues were derived from interruptible contracts, respectively.
Significant FERC Developments
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
Columbia Gulf and Columbia Transmission are cooperating with the FERC on an informal, non-public investigation of certain operating practices regarding tariff services offered by those companies. Although the companies are continuing to cooperate with the FERC in an effort to reach a consensual settlement, it is likely that any settlement will require the payment of fines or refunds.
Delhi Pipeline Rupture
On December 14, 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. As a result the current contractual transportation agreements of 2.156 Bcf per day could not be met. By December 15, 2007 Lines 200 and 300 were returned to service and gas flow was restored to 2.0 Bcf per day on December 16, 2007. On December 19, 2007, the U.S. Department of Transportation issued a Corrective Action

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Order which was applicable to Line 100 from the Rayne, LA Compressor Station to Leach, KY. The Order required Columbia Gulf to develop a remedial work plan, which included assessments on Line 100 using in-line inspection tools. The Order also required a 20% reduction in pressure on Line 100 from the Rayne Compressor Station to the Corinth Compressor Station which resulted in a reduction in gas flow on December 21, 2007 to 1.6 Bcf per day. The next day the capacity was increased to 1.75 Bcf per day. Between December 22, 2007 and February 5, 2008 the capacity varied between 1.6 and 1.75 Bcf per day as a result of remediation work on Line 100. On February 12, 2008, Columbia Gulf submitted its proposed remedial work plan to the Department of Transportation, which if accepted would allow Columbia Gulf to resume operating Line 100 at its maximum operating pressure.
NiSource expects to recover a portion of the pipeline replacement costs plus business interruption losses through insurance.
Hartsville Compressor Station
On February 5, 2008, a tornado struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements of 2.156 Bcf per day could not be met. Since that time Columbia Gulf has restored the majority of gas flow to 1.5 Bcf per day, however full contractual agreements still cannot be met. Although temporary solutions are being investigated to restore system capabilities as soon as possible, a permanent solution for rebuilding the compressor station may take 18 to 24 months. Over the course of the next 24 months, firm transportation contracts of approximately 1.1 Bcf per day will expire and there is a risk some of those may not be renewed due to the reduced system capabilities.
NiSource expects the majority of the reconstruction costs of the compressor station and ancillary facilities plus business interruption losses will be recoverable through insurance during the 18 to 24 month period.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of December 31, 2007, reserves have been recorded to cover probable environmental response actions. Refer to Note 18-E, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $1.7 million during 2007 and the restructuring liability remaining at December 31, 2007 was $1.3 million. Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Transmission and Storage Operations segment.
Pending Sale of Northern Utilities and Granite State Gas
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time of closing. Historically, net working capital has averaged approximately $25 million. Under the terms of the transaction, Unitil Corporation will acquire Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. The transaction, expected to be complete by the end of 2008, is subject to federal and state regulatory approvals. During the quarter ended March 31, 2008, NiSource expects to recognize an after tax loss of approximately $65 million related to the pending sale and to account for Northern Utilities and Granite State Gas as discontinued operations.
NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Bay State. NiSource is retaining its ownership of Bay State as a core component of the company’s long-term, investment-driven growth strategy.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Throughput
Columbia Transmission’s throughput consists of transportation and storage services for LDCs and other customers within its market area, which covers portions of northeastern, mid-Atlantic, midwestern, and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services delivered to Leach, Kentucky and short-haul transportation services for gas delivered south of Leach, Kentucky. Crossroads Pipeline serves customers in northern Indiana and Ohio and Granite State Gas provides service in New Hampshire, Maine and Massachusetts. Intrasegment eliminations represent gas delivered to other pipelines within this segment.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,422.8 MMDth for 2007, compared to 1,178.0 MMDth in 2006. The increase of 244.8 MMDth is due primarily to strong market area storage injections, higher transport usage by natural gas fired electric power generators, enhanced market access through new pipeline interconnects and the addition of new natural gas supply attached to the system at Perryville, Louisiana.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,178.0 MMDth for 2006, compared to 1,172.1 MMDth in 2005. The increase of 5.9 MMDth is due to increased sales of shorter-term transportation and storage services described above, partially offset by lower gas deliveries by Columbia Transmission.
Net Revenues
Net revenues were $870.5 million for 2007, an increase of $20.0 million from 2006. The increase in net revenues was mainly due to higher firm capacity reservation revenues of $20.8 million and a $6.6 million increase in revenues from regulatory trackers, which are offset in operating expense. These increases in net revenues were partially offset by a decrease in shorter-term transportation services and storage optimization revenues of $5.9 million.
Net revenues were $850.5 million for 2006, an increase of $40.0 million from 2005. The increase in net revenues was mainly due to sales of shorter-term transportation and storage services amounting to $43.9 million and increased subscriptions for demand services of $12.8 million. The comparable period in 2005 benefited from a third-party buyout of a bankruptcy claim relating to the rejection of a shipper’s long-term contract, which amounted to $8.9 million.
Operating Income
Operating income of $362.0 million in 2007 increased $21.2 million from 2006 primarily due to the increase in net revenues described above and equity earnings in unconsolidated affiliates of $9.4 million for 2007 compared to a loss of $12.3 million in unconsolidated affiliates in the 2006 period, partially offset by increased operating expenses of $20.5 million. Equity earnings in unconsolidated affiliates increased $21.7 million due to Hardy Storage being placed in service in April 2007, higher AFUDC earnings from Millennium and the impact of Millennium recording a reserve in 2006 related to vacated portions of the original project. Operating expenses increased primarily as a result of higher employee and administrative costs of $14.0 million, a $7.2 million impairment charge related to base gas at a storage field and increased tracker expenses of $6.6 million, which are offset by a corresponding increase in revenues. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to NiSource’s business services arrangement with IBM. These increases in operation and maintenance expenses were partially offset by a $6.4 million reduction of a reserve for legal matters and the impact of a $4.6 million expense recognized in 2006 related to the settlement of a certain legal matter.
Operating income of $340.8 million in 2006 decreased $3.6 million from 2005 primarily due to increased operations and maintenance expenses of $30.2 million and a $12.3 million loss on equity earnings in unconsolidated affiliates, which offset the increase in net revenues described above. The loss on equity earnings in unconsolidated affiliates resulted from a $13.0 million charge reflecting NiSource’s Gas Transmission and Storage Operations segment share of Millennium’s reserve related to vacated portions of the original project. Operation and maintenance expenses increased as a result of $18.1 million accrued for litigation relating to several matters, some which were settled during the fourth quarter of 2006, higher employee and administrative costs of $9.4 million, increased pipeline integrity related costs of $7.3 million, and increased property insurance premiums of $6.5 million mainly for offshore and onshore facilities located in or near the Gulf of Mexico. The increases in property insurance were driven by the losses experienced by the insurance industry over the past few years, resulting from hurricanes such as Ivan, Katrina and Rita. The operation and maintenance expense increases were partially offset by the impact in the

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
comparable 2005 period of transition costs, a restructuring charge and a pension and other postretirement benefit charge totaling $12.8 million associated with the IBM agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Year Ended December 31, (in millions)	2007	2006	2005

Net Revenues
Sales revenues	$1,363.1	$1,303.8	$1,247.6
Less: Cost of sales (excluding depreciation and amortization)	551.5	481.4	452.5

Net Revenues	811.6	822.4	795.1

Operating Expenses
Operation and maintenance	298.2	266.7	263.1
Depreciation and amortization	191.9	187.3	185.9
Gain on sale of assets	(0.7)	—	(0.4)
Other taxes	60.7	58.0	53.2

Total Operating Expenses	550.1	512.0	501.8

Operating Income	$261.5	$310.4	$293.3

Revenues ($ in millions)
Residential	$389.0	$358.2	$349.9
Commercial	371.4	365.2	335.0
Industrial	511.5	513.3	445.1
Wholesale	53.5	36.1	35.1
Other	37.7	31.0	82.5

Total	$1,363.1	$1,303.8	$1,247.6

Sales (Gigawatt Hours)
Residential	3,543.6	3,293.9	3,516.1
Commercial	3,775.0	3,855.7	3,893.0
Industrial	9,443.7	9,503.2	9,131.6
Wholesale	909.1	661.4	831.3
Other	141.7	114.1	115.0

Total	17,813.1	17,428.3	17,487.0

Cooling Degree Days	919	714	935
Normal Cooling Degree Days	812	803	803
% Warmer (Colder) than Normal	13%	(11%)	16%

Electric Customers
Residential	400,991	398,349	395,849
Commercial	52,815	52,106	51,261
Industrial	2,509	2,509	2,515
Wholesale	6	5	7
Other	755	759	765

Total	457,076	453,728	450,397

Electric Supply
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed the need to add approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana filed a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN requested approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. On December 22, 2007, BP indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility. Whiting Clean Energy is in discussions with BP regarding several aspects of the offer. As a

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
result, on January 25, 2008, Northern Indiana filed an amended CPCN to address just the Sugar Creek CCGT facility. The estimated cost of the facility is $329 million. Northern Indiana is requesting the IURC and the FERC to approve the purchase by the second quarter of 2008.
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
Northern Indiana’s sales to steel-related industries accounted for approximately 64% of its total industrial sales for the twelve months ended December 31, 2007 and 2006. Northern Indiana’s industrial sales volumes and revenues have remained essentially flat from 2006 levels. The U.S. steel industry continues to adjust to changing market conditions including international competition, increased costs, and fluctuating demand for their products. The industry has responded with plant consolidation and rationalization to reduce costs and improve their position in the market place. Increased use of advanced technology by U.S. steel producers has lowered production costs and increased productivity, reducing the labor differential between international producers and those in the United States.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2007 and estimates for years 2008 through 2012.

(in millions)	2007	2008E	2009E	2010E	2011E	2012E

System Growth	$49.3	$395.1	$46.1	$48.1	$43.6	$55.0
Betterment	7.1	10.4	10.9	18.3	11.7	12.2
Replacement	22.8	22.1	27.9	24.2	23.2	23.1
Maintenance & Other	162.3	148.5	106.7	132.5	110.1	111.3

Total	$241.5	$576.1	$191.6	$223.1	$188.6	$201.6

The Electric Operations segment’s capital expenditure program and other investing activities are projected to be approximately $576.1 million in 2008. The increase in capital is mainly due to the planned acquisition of additional electric generation capacity.
Regulatory Matters
Significant Rate Developments. To settle a proceeding regarding Northern Indiana’s request to recover intermediate dispatchable power costs, Northern Indiana has agreed to file an electric base rate case on or before July 1, 2008.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $56.0 million, $50.9 million and $58.5 million were recognized for electric customers for the years ended December 31, 2007, 2006 and 2005, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding the administrative fees and certain non-fuel related costs

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During 2007 non-fuel costs of $3.4 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $6.5 million were deferred. In total, for 2007 and 2006, MISO costs of $9.9 million and $4.0 million, respectively, were deferred.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to the start of the Day 2 Market. The resettlement began on June 9, 2007 and ended in January 2008. Certain charge types included in the resettlement were originally considered to be non-fuel and were recorded as regulatory assets, in accordance with previous IURC orders allowing deferral of certain non-fuel MISO costs. During the fourth quarter 2007, based on precedent set by an IURC ruling for another Indiana utility, Northern Indiana reclassified these charges, totaling $16.7 million, as fuel and included them in the fuel cost recovery mechanism in its latest FAC filing.
On September 14, 2007, MISO filed a tariff with FERC outlining the development of an ASM. The ASM will allow participants to buy and sell operating reserves and regulation services that are essential to reliability. The pricing of these markets will be optimized with the current energy markets and MISO is targeting the start of the ASM for 2008. Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a joint petition to the IURC, filed a request to participate in ASM and seek approval of cost recovery methodologies for associated costs. At this time, Northern Indiana is unable to determine what impact the ASM will have on its operations or cash flows.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through an FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.
On January 30, 2008, the IURC approved a settlement agreement which was reached in October 2007 with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to the costs paid by customers for power purchased by Northern Indiana versus the amount of these costs absorbed by Northern Indiana. The terms of the settlement call for Northern Indiana to make a one-time payment to resolve this question as it relates to power purchased from January 1, 2006 through September 30, 2007. The amount of the refund is set at $33.5 million. A reserve for the entire amount was recorded in the third quarter of 2007. Northern Indiana implemented a new “benchmarking standard” that will govern the allocation of costs for purchased power between customers and Northern Indiana. The benchmark defines the price below which customers will pay for power purchases and above which Northern Indiana must absorb a portion of the costs. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired CCGT’s using gas purchased and delivered to Northern Indiana. This will most likely result in Northern Indiana absorbing some purchased power costs that will reduce net revenues during future periods. The agreement also contemplates Northern Indiana adding generating capacity to its existing portfolio. The benchmark will be adjusted as new capacity is added. The added generating capacity will substantially reduce the amount of purchased power and mitigate the impact of the adjusted benchmark. Further, the settling parties agreed to support Northern Indiana’s deferral and future recovery of carrying costs and depreciation associated with the acquisition of new generating facilities. In the approving order, the IURC dictated that, while the parties agreed to support the deferral of costs mentioned above, the IURC would rule on such deferral in CPCN proceedings.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, Northern Indiana filed a petition with the IURC for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
On July 3, 2007, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana will include the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and EERM filing six months after construction costs begin. On December 19, 2007, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $338.5 million. On October 10, 2007, the IURC approved ECR-10 for capital expenditures (net of accumulated depreciation) of $237.4 million. In February 2008, Northern Indiana filed ECR-11 for $252.6 million in capital expenditures (net of accumulated depreciation) and EER-5 for $14.1 million in expenses.
On January 9, 2008, the IURC established a procedural schedule to review the October 27, 2006 Joint Petition of Indiana Gasification, LLC., Vectren Energy Delivery of Indiana and Northern Indiana. The petition seeks IURC approval for a coal gasification facility, the transportation of electricity and SNG produced at the facilities and the recovery of the cost incurred by the joint petitioners. A technical workshop and settlement hearing are scheduled for April 2008.
Mitchell Station. In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana, with input from a broad based stakeholder group, is evaluating the appropriate course of action for the Mitchell Station facility in light of its value for alternative uses and the substantial cost of restarting the facility including the expected increases in the level of environmental controls required. Northern Indiana has received guidance from the IDEM that any reactivation of this facility would require a preconstruction New Source Review Standards permit. The detailed analysis of alternative methods to meet customers’ future power needs filed in the IRP did not recommend restarting the Mitchell Station. Northern Indiana does not anticipate restarting the Mitchell Station in the near term.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2007, reserves have been recorded to cover probable environmental response actions. Refer to Note 18-E, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Restructuring
No amounts for restructuring were recorded in 2007 for Electric Operations. Electric Operations recorded restructuring charges of $4.1 million in 2005 in connection with NiSource’s outsourcing agreement with IBM, of which $4.0 million was allocated from NiSource Corporate Services. Electric Operations restructuring liability at December 31, 2006 and 2007, was zero. Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Electric Operations segment.
Sales
Electric Operations sales were 17,813.1 gwh for the year 2007, an increase of 384.8 gwh compared to 2006, mainly resulting from increased residential and commercial sales due to warmer weather and increased usage, increased wholesale volumes and customer growth.
Electric Operations sales were 17,428.3 gwh for the year 2006, a slight decrease of 58.7 gwh compared to 2005, mainly resulting from decreased residential sales due to milder weather. This decrease was partially offset by increased industrial volumes, particularly in the steel sector.
Net Revenues
Electric Operations net revenues were $811.6 million for 2007, a decrease of $10.8 million from 2006. This decrease was primarily a result of a $33.5 million settlement related to the cost of power purchased by Northern Indiana in 2006 and 2007, a $10.9 million adjustment for estimated unbilled electric revenues, lower industrial margins and usage of $11.8 million and higher revenue credits of $5.1 million, due to the timing of the credits, and $3.2 million of non-recoverable purchase power incurred in the fourth quarter of 2007 as a result of the settlement

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Electric Operations (continued)
discussed above under, “Regulatory Matters.” Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues in the fourth quarter of 2007. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate its unbilled revenue. The unbilled revenue estimates were never billed to customers and the error was corrected in the fourth quarter of 2007. These decreases in net revenues were partially offset by higher wholesale margins and volumes of $19.6 million, favorable weather of approximately $17 million, higher residential and commercial volumes attributable to usage and increased customers of $15.3 million and lower unrecoverable MISO costs of $7.1 million.
Electric Operations net revenues were $822.4 million for 2006, an increase of $27.3 million from 2005, due to $13.5 million of lower unrecoverable MISO costs included in cost of sales, $10.7 million from proceeds received for emissions allowances, a reduction in customer credits of $7.7 million, due to the timing of the credits, increased environmental tracker revenues of $7.4 million (offset in expense), an increase in residential and commercial customers amounting to approximately $6 million and increased industrial volumes. The lower unrecoverable MISO costs resulted mainly from the IURC’s ruling on the recoverability of certain MISO costs as well as the deferral of certain costs for future recovery which began on August 1, 2006. These increases in net revenues were partially offset by the impact of unfavorable weather compared to the 2005 year of approximately $21 million.
Operating Income
Operating income for 2007 was $261.5 million, a decrease of $48.9 million from 2006. The decrease in operating income was due to increased operating expenses of $38.1 million and lower net revenues described above. Operating expenses increased primarily due to higher employee and administrative expense of $29.0 million, higher electric generation expense of $9.6 million, higher storm damage restoration costs amounting to $4.3 million and higher depreciation expense of $4.6 million, partially offset by lower MISO administrative expenses of $3.0 million. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to NiSource’s business services arrangement with IBM.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Operations

Year Ended December 31, (in millions)	2007	2006	2005

Net Revenues
Other revenue	$1,017.8	$929.9	$1,031.8
Less: Cost of products purchased (excluding depreciation and amortization)	952.0	893.7	989.7

Net Revenues	65.8	36.2	42.1

Operating Expenses
Operation and maintenance	39.9	63.5	37.5
Depreciation and amortization	10.5	9.8	10.5
Gain on sale of assets	0.9	(1.2)	(0.6)
Other taxes	6.4	4.3	7.0

Total Operating Expenses	57.7	76.4	54.4

Operating Income (Loss)	$8.1	$(40.2)	$(12.3)

PEI Holdings, Inc.
Whiting Clean Energy. On December 18, 2006, Whiting Clean Energy and BP executed an amendment which materially changed the terms of the ESA under which Whiting Clean Energy provides steam to BP, including increasing the amount to be paid by BP for steam. The agreement specifies a planned termination of the ESA at the end of 2009, with options for BP to extend the term one additional year under renegotiated steam pricing. Whiting Clean Energy accrued $17.0 million in December 2006, which was reflected in operation and maintenance expense, for costs associated with contract termination terms under the agreement. Additionally, BP would have the right of first refusal regarding any offers for the sale of the Whiting Clean Energy facility at BP.
On July 27, 2007, Whiting Clean Energy submitted a proposal in response to the Northern Indiana-issued RFP “2008 Combined Cycle Request for Proposals”. Whiting Clean Energy was notified during October 2007 that its proposal to sell its facility was selected by Northern Indiana based on a purchase price of $210 million. On December 22, 2007, BP indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility. Whiting Clean Energy is in discussions with BP regarding several aspects of the offer. The carrying amount of the Whiting Clean Energy facility is approximately $270 million.
On December 31, 2007, Whiting Clean Energy redeemed $292.1 million of its notes due June 20, 2011, having an average interest rate of 8.30%. The associated redemption premium of $40.6 million was charged to loss on early extinguishment of long-term debt. The redemption was financed with NiSource borrowings.
Lake Erie Land Company, Inc.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Operations (continued)
Environmental Matters
Currently, various environmental matters impact the Other Operations segment. As of December 31, 2007, reserves have been recorded to cover probable environmental response actions. Refer to Note 18-E, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Other Operations segment.
Net Revenues
For the year ended 2007, net revenues were $65.8 million, an increase of $29.6 million from 2006. The increase was a result of higher revenues from the Whiting Clean Energy facility of $30.5 million. As described previously, Whiting Clean Energy and BP signed a definitive agreement in December 2006 redefining the terms under which Whiting Clean Energy provides steam to BP for its oil refining process.
For the year ended 2006, net revenues were $36.2 million, a decrease of $5.9 million from 2005. The decrease was mainly due to decreased revenues from the operation of the Whiting Clean Energy facility partially offset by increased commercial and industrial gas marketing revenues of $2.1 million.
Operating Income or Loss
The Other Operations segment reported operating income of $8.1 million in 2007 compared to an operating loss of $40.2 million for 2006 due to higher revenues associated with Whiting Clean Energy described above, and the impact of contract termination costs with BP of $17.0 million accrued in the fourth quarter of 2006.
The Other Operations segment reported an operating loss of $40.2 million in 2006, an increased loss of $27.9 million from the 2005 period, due to increased losses associated with Whiting Clean Energy, including contract termination costs with BP of $17.0 million accrued in the fourth quarter of 2006 and increased scheduled maintenance costs of $7.2 million for Whiting Clean Energy, partially offset by a reduction in uncollectible accounts of $4.0 million and $2.1 million of increased revenues from commercial and industrial gas marketing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NiSource Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Atlantic Trading	Columbia Atlantic Trading Corporation
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Petroleum	Columbia Petroleum Corporation
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
IWC	Indianapolis Water Company
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Primary Energy	Primary Energy, Inc.
TPC	EnergyUSA-TPC Corp.
Transcom	Columbia Transmission Communications Corporation
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
AICPA	American Institute of Certified Public Accountants
Algonquin	Algonquin Gas Transmission Co.
AOC	Administrative Order by Consent Order
APB No. 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
ASM	Ancillary Services Market
BART	Best Alternative Retrofit Technology
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BP	BP Amoco p.l.c
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CPCN	Certificate of Public Convenience and Necessity
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
EITF No 06-03	Emerging Issues Task Force Issue No 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESA	Energy Sales Agreement
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 46R	FASB Interpretation No 46, “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No 51”
FIN 39	FASB Interpretation No 39, “Offsetting of Amounts Related to Certain Contracts an interpretation of APB Opinion No 10 and FASB Statement No 105”
FIN 47	FASB Interpretation No 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes”
FIP	Federal Implementation Plan
FSP FIN 39-1	FASB Staff Position FIN39-1: Amendment of FASB Interpretation No 39
FTRs	Financial Transmission Rights
General Electric	General Electric International, Inc.
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
Iroquois	Iroquois Gas Transmission System LP
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MGP	Manufactured gas plant

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
N/A	Not available
NAAQS	National Ambient Air Quality Standards
NASDAQ	National Association of Securities Dealers Automated Quotations
NOV	Notice of Violation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
ppm	parts per million
PPS	Price Protection Service
PUCO	Public Utilities Commission of Ohio
QPAI	Qualified production activities income
RCRA	Resource Conservation and Recovery Act
RFP	Request for Proposal
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SEC	Securities and Exchange Commission
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 101	Statement of Financial Accounting Standards 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71”
SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 131	Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”
SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, “Business Combinations”
SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”
SFAS No. 160	Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SIP	State Implementation Plan
SNG	Synthetic Natural Gas
SO2	Sulfur dioxide
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
SOP 98-1	Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”
VaR	Value-at-risk and instrument sensitivity to market factors

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the accompanying consolidated balance sheets and statements of consolidated long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, of common stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 8. The Company’s management is responsible for these financial statements and financial statement schedules. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As explained in Note 11 to the consolidated financial statements, effective December 31, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
/s/ DELOITTE & TOUCHE LLP
Columbus, OH
March 5, 2008

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NiSource Inc:
We have audited NiSource Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company’s internal controls were not effective to ensure the proper calculation of its estimates of unbilled revenue at its Northern Indiana subsidiary. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedules.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion or any other form of assurance on management’s statement regarding its comprehensive plan to strengthen Northern Indiana’s unbilled revenue estimating process, its additional internal controls to verify the accuracy of the monthly calculation, or its plan for remediation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated March 5, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement No. 158.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 5, 2008

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2007	2006	2005

Net Revenues
Gas Distribution	$4,446.5	$4,189.3	$4,600.4
Gas Transportation and Storage	1,090.1	1,033.2	1,000.0
Electric	1,358.0	1,299.2	1,248.6
Other	1,045.2	968.3	1,046.8

Gross Revenues	7,939.8	7,490.0	7,895.8
Cost of Sales (excluding depreciation and amortization)	4,676.1	4,365.4	4,749.2

Total Net Revenues	3,263.7	3,124.6	3,146.6

Operating Expenses
Operation and maintenance	1,468.2	1,389.5	1,326.5
Depreciation and amortization	559.2	549.2	544.2
Impairment and (gain) loss on sale of assets	10.8	4.1	22.2
Other taxes	303.0	289.5	301.3

Total Operating Expenses	2,341.2	2,232.3	2,194.2

Equity Earnings (Loss) in Unconsolidated Affiliates	9.4	(12.3)	0.2

Operating Income	931.9	880.0	952.6

Other Income (Deductions)
Interest expense, net	(400.7)	(387.4)	(420.1)
Dividend requirement on preferred stock of subsidiaries	—	(1.1)	(4.2)
Other, net	(6.5)	(6.5)	14.0
Loss on early extinguishment of long-term debt	(40.6)	—	(108.6)
Loss on early redemption of preferred stock	—	(0.7)	—

Total Other Income (Deductions)	(447.8)	(395.7)	(518.9)

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	484.1	484.3	433.7
Income Taxes	172.1	170.8	149.6

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	312.0	313.5	284.1

Income (Loss) from Discontinued Operations — net of taxes	1.1	(31.7)	(20.8)
Gain on Disposition of Discontinued Operations — net of taxes	8.3	—	43.5

Income Before Change in Accounting Principle	321.4	281.8	306.8

Cumulative Effect of Change in Accounting Principle — net of taxes	—	0.4	(0.3)

Net Income	$321.4	$282.2	$306.5

Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.14	$1.15	$1.05
Discontinued operations	0.03	(0.11)	0.08

Basic Earnings Per Share	$1.17	$1.04	$1.13

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.14	$1.14	$1.04
Discontinued operations	0.03	(0.11)	0.08

Diluted Earnings Per Share	$1.17	$1.03	$1.12

Dividends Declared Per Common Share	$0.92	$0.92	$0.92

Basic Average Common Shares Outstanding (millions)	273.8	272.6	271.3
Diluted Average Common Shares (millions)	274.7	273.4	273.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)	2007	2006

ASSETS
Property, Plant and Equipment
Utility Plant	$17,543.5	$17,194.9
Accumulated depreciation and amortization	(7,850.5)	(7,850.0)

Net utility plant	9,693.0	9,344.9

Other property, at cost, less accumulated depreciation	338.8	349.6

Net Property, Plant and Equipment	10,031.8	9,694.5

Investments and Other Assets
Assets of discontinued operations and assets held for sale	41.2	43.0
Unconsolidated affiliates	72.7	59.6
Other investments	117.2	116.1

Total Investments and Other Assets	231.1	218.7

Current Assets
Cash and cash equivalents	36.0	33.1
Restricted cash	59.4	142.5
Accounts receivable (less reserve of $38.0 and $42.1, respectively)	936.0	866.3
Gas inventory	458.2	550.5
Underrecovered gas and fuel costs	162.0	163.2
Materials and supplies, at average cost	88.4	89.0
Electric production fuel, at average cost	58.1	63.9
Price risk management assets	102.2	237.7
Exchange gas receivable	223.9	252.3
Regulatory assets	218.0	272.7
Prepayments and other	112.7	111.7

Total Current Assets	2,454.9	2,782.9

Other Assets
Price risk management assets	25.2	49.9
Regulatory assets	881.2	1,127.3
Goodwill	3,677.3	3,677.3
Intangible assets	422.0	435.7
Postretirement and postemployment benefits assets	157.8	32.8
Deferred charges and other	123.5	137.4

Total Other Assets	5,287.0	5,460.4

Total Assets	$18,004.8	$18,156.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS(continued)

As of December 31, (in millions, except share amounts)	2007	2006

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 274,176,752 and 273,654,180 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in capital	4,011.0	3,998.3
Retained earnings	1,074.5	1,012.9
Accumulated other comprehensive income	11.7	20.9
Treasury stock	(23.3)	(21.2)

Total Common Stockholders’ Equity	5,076.6	5,013.6
Long-term debt, excluding amounts due within one year	5,594.4	5,146.2

Total Capitalization	10,671.0	10,159.8

Current Liabilities
Current portion of long-term debt	33.9	93.3
Short-term borrowings	1,061.0	1,193.0
Accounts payable	719.9	713.1
Customer deposits	114.4	108.4
Taxes accrued	188.7	196.0
Interest accrued	99.3	107.1
Overrecovered gas and fuel costs	10.4	126.7
Price risk management liabilities	80.3	259.4
Exchange gas payable	441.6	396.6
Deferred revenue	38.7	55.9
Regulatory liabilities	89.7	40.7
Accrued liability for postretirement and postemployment benefits	4.8	4.7
Other accruals	509.9	526.3

Total Current Liabilities	3,392.6	3,821.2

Other Liabilities and Deferred Credits
Price risk management liabilities	1.7	38.2
Deferred income taxes	1,563.3	1,553.7
Deferred investment tax credits	53.5	61.5
Deferred credits	98.3	119.3
Deferred revenue	0.2	21.9
Accrued liability for postretirement and postemployment benefits	547.9	799.5
Liabilities of discontinued operations and liabilities held for sale	6.3	11.9
Regulatory liabilities and other removal costs	1,353.1	1,253.8
Asset retirement obligations	131.1	131.6
Other noncurrent liabilities	185.8	184.1

Total Other Liabilities and Deferred Credits	3,941.2	4,175.5

Commitments and Contingencies (See note 18)

Total Capitalization and Liabilities	$18,004.8	$18,156.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2007	2006	2005

Operating Activities
Net income	$321.4	$282.2	$306.5
Adjustments to reconcile net income to net cash from continuing operations:
Loss on early extinguishment of long-term debt	40.6	—	108.6
Loss on early redemption of preferred stock	—	0.7	—
Depreciation and amortization	559.2	549.2	544.2
Net changes in price risk management assets and liabilities	1.7	(10.9)	(41.0)
Deferred income taxes and investment tax credits	12.7	(113.4)	(16.7)
Deferred revenue	(38.8)	(34.0)	(6.6)
Stock compensation expense	4.4	6.9	6.8
Loss (gain) on sale of assets	(0.3)	(1.1)	0.4
Loss on impairment of assets	11.1	5.2	21.8
Cumulative effect of change in accounting principle, net of taxes	—	(0.4)	0.3
Loss (income) from unconsolidated affiliates	(14.1)	8.4	(4.7)
Gain on disposition of discontinued operations	(8.3)	—	(43.5)
Loss (income) from discontinued operations	(1.1)	31.7	20.9
Amortization of discount/premium on debt	7.3	7.7	17.5
AFUDC Equity	(3.6)	(2.0)	(3.2)
Changes in assets and liabilities:
Accounts receivable	(3.4)	407.7	(358.9)
Inventories	94.4	(71.7)	(71.1)
Accounts payable	(65.2)	(176.4)	205.7
Customer deposits	6.1	6.4	9.7
Taxes accrued	(10.7)	53.4	21.5
Interest accrued	(2.7)	20.9	6.3
(Under) Overrecovered gas and fuel costs	(115.0)	359.5	(117.6)
Exchange gas receivable/payable	44.3	(111.2)	88.0
Other accruals	(15.1)	9.3	19.6
Prepayments and other current assets	3.4	(2.8)	(13.2)
Regulatory assets/liabilities	62.3	(36.4)	(45.7)
Postretirement and postemployment benefits	(101.1)	(45.4)	50.1
Deferred credits	(0.7)	8.7	6.7
Deferred charges and other noncurrent assets	(22.4)	(6.4)	(2.8)
Other noncurrent liabilities	(9.5)	5.6	20.1

Net Operating Activities from Continuing Operations	756.9	1,151.4	729.7
Net Operating Activities from or (used for) Discontinued Operations	0.3	4.8	(17.4)

Net Cash Flows from Operating Activities	757.2	1,156.2	712.3

Investing Activities
Capital expenditures	(788.3)	(637.4)	(590.4)
Proceeds from disposition of assets	4.2	21.6	7.5
Restricted cash	83.1	(114.3)	28.1
Other investing activities	19.6	(2.4)	(17.2)

Net Investing Activities used for Continuing Operations	(681.4)	(732.5)	(572.0)
Net Investing Activities used for Discontinued Operations	—	—	(0.1)

Net Cash Flows used for Investing Activities	(681.4)	(732.5)	(572.1)

Financing Activities
Issuance of long-term debt	803.6	—	1,907.9
Retirement of long-term debt	(457.9)	(438.7)	(2,372.5)
Premiums and other costs to retire debt	(40.6)	—	(14.2)
Change in short-term debt	(132.0)	296.4	590.4
Retirement of preferred stock	—	(81.6)	—
Issuance of common stock	8.2	21.9	40.0
Acquisition of treasury stock	(2.1)	(6.1)	(1.6)
Dividends paid — common stock	(252.1)	(251.9)	(250.3)

Net Cash Flows used for Financing Activities	(72.9)	(460.0)	(100.3)

Increase (Decrease) in cash and cash equivalents	2.9	(36.3)	39.9
Cash and cash equivalents at beginning of year	33.1	69.4	29.5

Cash and cash equivalents at end of period	$36.0	$33.1	$69.4

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$413.2	$370.0	$403.6
Interest capitalized	17.1	11.1	3.2
Cash paid for income taxes	185.2	288.2	101.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2007	2006

Bay State Gas Company:
Medium-Term Notes -
Interest rates between 6.26% and 9.20% with a weighted average interest rate of 6.81% and maturities between June 6, 2011 and February 15, 2028	$48.5	$48.5
Northern Utilities:
Medium-Term Note—Interest rate of 6.93% and maturity of September 1, 2010	1.7	2.5

Total long-term debt of Bay State Gas Company	50.2	51.0

Columbia Energy Group:
Subsidiary debt — Capital lease obligations	1.1	1.5

Total long-term debt of Columbia Energy Group	1.1	1.5

PEI Holdings, Inc.:
Long-Term Notes -
Whiting Clean Energy, Inc. -
Interest rates between 6.73% and 8.58% with a weighted average interest rate of 8.30% and maturity of June 20, 2011	—	292.1

Total long-term debt of PEI Holdings, Inc.	—	292.1

NiSource Capital Markets, Inc:
Senior Notes - 6.78%, due December 1, 2027	3.0	75.0
Medium-term notes -
Issued at interest rates between 7.72% and 7.99%, with a weighted average interest rate of 7.91% and various maturities between April 17, 2009 and May 5, 2027	116.0	121.0

Total long-term debt of NiSource Capital Markets, Inc.	119.0	196.0

NiSource Corporate Services, Inc.
Capital lease obligations -
Interest rate of 5.586% and various maturities between October 31, 2009 and July 31, 2010	3.5	5.1
Interest rate of 5.940% due December 31, 2010 and July 31, 2010	0.7	—

Total long-term debt of NiSource Corporate Services, Inc.	4.2	5.1

NiSource Development Company, Inc.:
NDC Douglas Properties, Inc. — Notes Payable—
Interest rates between 5.330% and 8.385% with a weighted average interest rate of 7.14% and various maturities between June 1, 2013 and June 1, 2035	13.0	13.4

Total long-term debt of NiSource Development Company, Inc.	13.0	13.4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT (continued)

As of December 31, (in millions)	2007	2006

NiSource Finance Corp.:
Long-Term Notes -
7-7/8% — due November 15, 2010	1,000.0	1,000.0
Senior Unsecured Notes - 6.15%, due March 1, 2013	345.0	345.0
Floating Rate Notes - 5.855% at December 31, 2007, due November 23, 2009	450.0	450.0
5.21% — due November 28, 2012	315.0	315.0
5.40% — due July 15, 2014	500.0	500.0
5.36% — due November 28, 2015	230.0	230.0
5.41% — due November 28, 2016	90.0	90.0
5.25% — due September 15, 2017	450.0	450.0
6.40% — due March 15, 2018	800.0	—
5.45% — due September 15, 2020	550.0	550.0
5.89% — due November 28, 2025	265.0	265.0
Fair value adjustment of notes for interest rate swap agreements	18.8	(27.3)
Unamortized premium and discount on long-term debt	(25.1)	(22.7)

Total long-term debt of NiSource Finance Corp, Inc.	4,988.7	4,145.0

Northern Indiana Public Service Company:
Pollution control bonds -
Issued at interest rates between 3.60% and 4.15%, with a weighted average interest rate of 3.82% and various maturities between August 1, 2010 and April 1, 2019	254.0	254.0
Medium-term notes -
Issued at interest rates between 7.02% and 7.69%, with a weighted average interest rate of 7.43% and various maturities between June 8, 2009 and August 4, 2027	165.2	189.2
Unamortized discount on long-term debt	(1.0)	(1.1)

Total long-term debt of Northern Indiana Public Service Company	418.2	442.1

Total long-term debt, excluding amount due within one year	$5,594.4	$5,146.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			ADDITIONAL		ACCUM
	COMMON	TREASURY	PAID-IN	RETAINED	OTHER COMP		COMP
(in millions)	STOCK	STOCK	CAPITAL	EARNINGS	INCOME/(LOSS)	TOTAL	INCOME

Balance January 1, 2005	$2.7	$(13.5)	$3,923.9	$925.4	$(51.4)	$4,787.1

Comprehensive Income:
Net Income				306.5		306.5	$306.5
Other comprehensive income, net of tax:
Gain on available for sale securities:
Unrealized (a)					0.1	0.1	0.1
Net unrealized gains on derivatives qualifying as cash flow hedges (b)					57.0	57.0	57.0
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (c)					(11.3)	(11.3)	(11.3)

Total comprehensive income							$352.3
Dividends:
Common stock				(250.3)		(250.3)
Treasury stock acquired		(1.6)				(1.6)
Issued:
Common stock issuance			0.3			0.3
Employee stock purchase plan			0.9			0.9
Long-term incentive plan			41.8			41.8
Tax benefits of options, PIES and other			(0.3)			(0.3)
Amortization of unearned compensation			2.8			2.8

Balance December 31, 2005	$2.7	$(15.1)	$3,969.4	$981.6	$(5.6)	$4,933.0

Comprehensive Income:
Net Income				282.2		282.2	$282.2
Other comprehensive income, net of tax:
Gain on available for sale securities:
Unrealized (a)					2.1	2.1	2.1
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(119.3)	(119.3)	(119.3)
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (c)					143.7	143.7	4.4

Total comprehensive income							$169.4
Dividends:
Common stock				(250.9)		(250.9)
Treasury stock acquired		(6.1)				(6.1)
Issued:
Employee stock purchase plan			0.8			0.8
Long-term incentive plan			23.5			23.5
Tax benefits of options and other			3.6			3.6
Amortization of unearned compensation			1.0			1.0

Balance December 31, 2006	$2.7	$(21.2)	$3,998.3	$1,012.9	$20.9	$5,013.6

Adjustment to initially apply new measurement date pursuant to SFAS No. 158, net of tax				(6.9)		(6.9)
Adjustment to initially apply
FIN 48, net of tax				(0.8)		(0.8)

Beginning balance, as adjusted	$2.7	$(21.2)	$3,998.3	$1,005.2	$20.9	$5,005.9

Comprehensive Income:
Net Income				321.4		321.4	$321.4
Other comprehensive income, net of tax:
Gain on available for sale securities:
Unrealized (a)					2.2	2.2	2.2
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(23.8)	(23.8)	(23.8)
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (c)					12.4	12.4	12.4

Total comprehensive income							$312.2
Dividends:
Common stock				(252.1)		(252.1)
Treasury stock acquired		(2.1)				(2.1)
Issued:
Employee stock purchase plan			0.8			0.8
Long-term incentive plan			10.5			10.5
Tax benefits of options and other			0.4			0.4
Amortization of unearned compensation			1.0			1.0

Balance December 31, 2007	$2.7	$(23.3)	$4,011.0	$1,074.5	$11.7	$5,076.6

(a)	Net unrealized gain/loss on available for sale securities, net of $1.1 million, $1.4 million and $0.6 million tax expense in 2007, 2006 and 2005, respectively.

(b)	Net unrealized gain/loss on derivatives qualifying as cash flow hedges, net of $9.8 million and $65.4 million tax benefit in 2007 and 2006 and $28.7 tax expense in 2005.

(c)	Unrecognized Pension Benefit and Other Postretirement Benefit Costs recorded to accumulated other comprehensive income, net of $7.3 million and $96.2 million tax expense in 2007 and 2006 and $5.2 tax benefit in 2005. For the year ended December 31, 2006, Unrecognized Pension Benefit and Other Postretirement Benefits Costs recorded to comprehensive income was net of $3.0 million tax expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (continued)

	Common	Treasury	Outstanding
Shares (in thousands)	Shares	Shares	Shares

Balance January 1, 2005	271,294	(668)	270,626

Treasury stock acquired		(73)	(73)
Issued:
Employee stock purchase plan	38	—	38
Long-term incentive plan	2,032	—	2,032

Balance December 31, 2005	273,364	(741)	272,623

Treasury stock acquired		(284)	(284)
Issued:			—
Employee stock purchase plan	37	—	37
Long-term incentive plan	1,278	—	1,278

Balance December 31, 2006	274,679	(1,025)	273,654

Treasury stock acquired		(88)	(88)
Issued:			—
Employee stock purchase plan	36	—	36
Long-term incentive plan	575	—	575

Balance December 31, 2007	275,290	(1,113)	274,177

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
The consolidated financial statements include the accounts of NiSource and its majority-owned subsidiaries after the elimination of all intercompany accounts and transactions. Investments for which at least a 20% interest is owned, certain joint ventures and limited partnership interests of more than 3% are accounted for under the equity method. Except where noted above and in the event where NiSource has significant influence, investments with less than a 20% interest are accounted for under the cost method. NiSource also consolidates variable interest entities for which NiSource is the primary beneficiary.
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
Restricted cash was $59.4 million and $142.5 million for the years ended December 31, 2007 and 2006, respectively. The decrease in restricted cash was due primarily to the change in forward gas prices which resulted in decreased margin deposits on open derivative contracts.
D. Accounts Receivable and Unbilled Revenue. Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending upon seasonality and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $240.1 million and $250.2 million for the years ended December 31, 2007 and 2006, respectively.
Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues in the fourth quarter of 2007. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate its unbilled revenue. As a result, this correction reduced electric net revenues by $10.9 million and gas net revenues by $14.6 million in the fourth quarter of 2007. The unbilled revenue estimates were never billed to customers.
E. Investments in Debt and Equity Securities. NiSource’s investments in debt and equity securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income. These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
At December 31, 2007 and 2006, approximately $49 million of investments were pledged as collateral for trust accounts related to NiSource’s wholly owned insurance company.
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
Regulatory assets were comprised of the following items:

At December 31, (in millions)	2007	2006

Assets
Reacquisition premium on debt	$17.0	$19.9
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation(see Note 1H)	24.4	28.6
Bailly scrubber carrying charges and deferred depreciation (see Note 1H)	0.5	1.5
Unrecognized pension benefit and other postretirement benefit costs (SFAS No. 158)	301.7	538.8
Retirement income plan costs	8.0	31.7
Other postretirement costs	120.2	122.0
Environmental costs	36.5	31.6
Regulatory effects of accounting for income taxes (see Note 1V)	157.9	169.1
Underrecovered gas and fuel costs	162.0	163.2
Depreciation (see Note 1H)	123.6	124.2
Uncollectible accounts receivable deferred for future recovery	44.5	53.7
Percentage of Income Plan	103.0	108.6
Asset retirement obligations (see Note 6)	35.3	32.1
Derivatives (SFAS No. 133 hedges)	24.8	62.6
Other	101.8	75.6

Total Assets	$1,261.2	$1,563.2

Less amounts included as Underrecovered gas and fuel cost	(162.0)	(163.2)

Total Regulatory Assets reflected in Current Regulatory Assets and Other Regulatory Assets	$1,099.2	$1,400.0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2007	2006

Liabilities
Overrecovered gas and fuel costs	$10.4	$126.7
Asset retirement obligations (see Note 6)	129.2	129.8
Cost of Removal (see Note 6)	1,242.6	1,168.0
Regulatory effects of accounting for income taxes	38.5	40.9
Unrecognized pension benefit and other postretirement benefit costs (SFAS No. 158)	36.1	—
Transition capacity cost	48.0	59.8
Emissions allowances	15.2	13.3
Derivatives (SFAS No. 133 hedges)	13.9	0.8
Other	48.5	11.7

Total Liabilities	$1,582.4	$1,551.0

Less amounts included as Overrecovered gas and fuel cost	(10.4)	(126.7)
Less amounts included as Asset retirement obligations	(129.2)	(129.8)

Total Regulatory Liabilities reflected in Current Regulatory Liabilities and Other Regulatory Liabillities and Other Removal Costs	$1,442.8	$1,294.5

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
Regulatory assets of approximately $1,172.9 million as of December 31, 2007 are not presently included in rate base and consequently are not earning a return on investment. The regulatory assets of approximately $858.5 million are covered by specific regulatory orders and are being recovered as components of cost of service over a remaining life of up to 30 years. Regulatory assets of approximately $314.4 million require specific rate action.
G. Utility Plant and Other Property and Related Depreciation and Maintenance. Property, plant and equipment (principally utility plant) are stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource’s property, plant and equipment on the Consolidated Balance Sheets were classified as follows:

At December 31, (in millions)	2007	2006

Property Plant and Equipment
Gas Distribution Utility (1)	$6,593.5	$6,349.2
Gas Transmission Utility	5,406.0	5,452.5
Electric Utility (1)	5,235.0	5,128.8

Construction Work in Process	309.0	264.4

Non-Utility and Other	428.2	442.9

Total Property Plant and Equipment	$17,971.7	$17,637.8

Accumulated Depreciation and Amortization
Gas Distribution Utility (1)	(2,514.4)	(2,419.4)
Gas Transmission Utility	(2,682.8)	(2,842.5)
Electric Utility (1)	(2,653.3)	(2,588.1)

Non-Utility and Other	(89.4)	(93.3)

Total Accumulated Depreciation and Amortization	(7,939.9)	(7,943.3)

Net Property, Plant and Equipment	$10,031.8	$9,694.5

(1)	Northern Indiana’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.
For rate-regulated companies, AFUDC is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service. The pre-tax rate for AFUDC was 5.6% in 2007, 5.5% in 2006, and 2.5% in 2005. Short-term borrowings were primarily used to fund construction efforts for all three years presented. The increase in the 2006 AFUDC rate, as compared with 2005, was due to higher short-term interest rates and an increase in the level of funding capital projects with long-term financing and equity.
The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Electric Operations	3.6%	3.6%	3.5%
Gas Distribution and Transmission Operations	2.8%	2.8%	2.9%

The Whiting Clean Energy facility owned by PEI, a consolidated subsidiary of NiSource, is being depreciated on a straight-line basis over a 40-year useful life.
Generally, NiSource’s subsidiaries follow the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When regulated property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, net of salvage, is charged to the accumulated provision for depreciation.
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
In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. Accordingly, the accumulated regulatory asset balance of $131.7 million through December 31, 2004 has been reduced in 2005 through 2007. The amount of depreciation that would have been recorded for 2005 through 2007 had Columbia of Ohio not been subject to rate regulation is a combined $104.3 million, a $17.8 million decrease over the $122.1 million reflected in rates. Consequently, the regulatory asset was $113.9 million and $119.6 million as of December 31, 2007 and 2006, respectively.
I. Amortization of Software Costs. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with SOP 98-1. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. NiSource amortized $22.6 million in 2007, $20.6 million in 2006 and $28.3 million in 2005 related to software costs. NiSource unamortized software balance was $62.7 million at December 31, 2007.
J. Goodwill and Other Intangible Assets. NiSource has approximately $4.1 billion in goodwill and other intangible assets. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition. In addition, NiSource has other intangible assets consisting primarily of franchise rights apart from goodwill that were identified as part of the purchase price allocations associated with the acquisitions of Bay State, Northern Utilities, which is a subsidiary of Bay State, and Granite State Gas, all of which are wholly owned subsidiaries of NiSource, which are being amortized over forty years from the date of acquisition. NiSource accounts for goodwill in accordance with SFAS No. 142 and for other intangible assets under SFAS No. 144. Refer to Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
K. Long-lived Assets. NiSource’s Consolidated Balance Sheets contains significant long-lived assets other than goodwill and intangible assets discussed above which are not subject to recovery under SFAS No. 71. As a result, NiSource assesses the carrying amount and potential earnings of these assets whenever events or changes in circumstances indicate that the carrying value could be impaired as per SFAS No. 144. Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for further information.
L. Revenue Recognition. With the exception of amounts recognized for energy trading activities, revenues are recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered but not billed. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
M. Earnings Per Share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans. There are no instruments that would result in an antidilutive effect on the calculation of EPS.
The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2007	2006	2005

Denominator (thousands)
Basic average common shares outstanding	273,797	272,560	271,282
Dilutive potential common shares
Nonqualified stock options	72	115	359
Shares contingently issuable under employee stock plans	626	548	884
Shares restricted under employee stock plans	180	137	509

Diluted Average Common Shares	274,675	273,360	273,034

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
P. Fuel Adjustment Clause. All metered electric rates contain a provision for adjustment to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual costs in a given three-month period are recorded as adjustments to revenue and will be included in a future filing, provided that the benchmark established as part of the FAC-71 settlement has not been exceeded. Northern Indiana records any under-recovery or over-recovery as a current regulatory asset or liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly review by the IURC and remains in effect for a three-month period.
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
R. Gas Inventory. Both the LIFO inventory methodology and the weighted average methodology are used to value natural gas in storage, as approved by state regulators for each of NiSource’s regulated subsidiaries. Inventory valued using LIFO was $344.3 million and $471.5 million at December 31, 2007, and 2006, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage at December 31, 2007 and December 31, 2006, exceeded the stated LIFO cost by $481.0 million and $363.0 million, respectively. Inventory valued using the weighted average methodology was $113.9 million at December 31, 2007 and $79.0 million at December 31, 2006.

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
T. Accounting for Emissions Allowances. Northern Indiana has obtained SO2 and NOx emissions allowances from the EPA based upon its electric generation operations that the utility may sell, trade or hold for future use. Northern Indiana utilizes the inventory model in accounting for these emissions allowances, whereby these allowances were recognized at zero cost upon receipt from the EPA. The utility defers proceeds from the sale of certain allowances as regulatory liabilities to be applied for customer benefit. The sale of other allowances, not used due to investments made by NiSource in pollution control assets and services, are reflected in earnings in the period in which they occur and are included in net cash flows from operating activities in NiSource’s Statements of Consolidated Cash Flows.
U. Accounting for Risk Management and Energy Trading Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as a normal purchase normal sale under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.
NiSource uses a variety of derivative instruments (exchange traded futures and options, physical forwards and options, financial commodity swaps, and interest rate swaps) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For derivative contracts that qualify for the normal purchase normal sale exemption under SFAS. No. 133, a contract’s fair value is not recognized in the Consolidated Financial Statements until the contract is settled.
Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is no longer probable to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates. When gains and losses are recognized in earnings, they are recognized in cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest-rate risk activities.
Energy trading activities refer to energy contracts entered into with the objective of generating profits on, or from exposure to, shifts or changes in market prices. NiSource’s trading activities concluded in the third quarter of 2005 with the settlement of all power trading contracts outstanding at that time. NiSource’s contracts related to trading operations in 2005 and in prior periods were evaluated in accordance with the criteria for derivative contracts under SFAS No. 133. Refer to Note 8, “Risk Management and Energy Trading Activities,” in the Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
V. Income Taxes and Investment Tax Credits. NiSource records income taxes to recognize full interperiod tax allocations. Under the liability method, deferred income taxes are provided for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Previously recorded investment tax credits of the regulated subsidiaries were deferred on the balance sheet and are being amortized to book income over the regulatory life of the related properties to conform to regulatory policy.
To the extent certain deferred income taxes of the regulated companies are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets for income taxes are primarily attributable to property related tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities for income taxes are primarily attributable to the regulated companies’ obligation to refund to ratepayers deferred income taxes provided at rates higher than the current federal income tax rate. Such amounts are credited to ratepayers using either the average rate assumption method or the reverse South Georgia method.
Pursuant to the Internal Revenue Code and relevant state taxing authorities, NiSource and its subsidiaries file consolidated income tax returns for federal and certain state jurisdictions. NiSource and its subsidiaries are parties to an agreement (Tax Allocation Agreement) that provides for the allocation of consolidated tax liabilities. The Tax Allocation Agreement generally provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. Any net benefit attributable to the parent is reallocated to other members.
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
X. Excise Taxes. NiSource accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. NiSource accounts for these taxes in accordance with EITF No. 06-3 whereby these types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. NiSource accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to “Other taxes” expense.

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
In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158. Based on the measurement of the various defined benefit pension and other postretirement plans’ assets and benefit obligations at September 30, 2006, the pretax impact of adopting SFAS No. 158 decreased intangible assets by $46.5 million, decreased deferred charges and other assets by $1.1 million, increased regulatory assets by $538.8 million, increased accumulated other comprehensive income by $239.8 million and increased accrued liabilities for postretirement and postemployment benefits by $251.4 million. In addition, NiSource recorded a reduction in deferred income taxes of approximately $96 million. With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities that would otherwise have been recorded to accumulated other comprehensive income.
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
FIN 48 – Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The determination of whether a tax position meets the more-likely-than-not recognition threshold is based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
When it adopted SFAS No. 123R in the first quarter of 2006, NiSource recognized a cumulative effect of change in accounting principle of $0.4 million, net of income taxes, which reflected the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. Other than the requirement for expensing stock options, outstanding share-based awards will continue to be accounted for substantially as they are currently. Refer to Note 14, “Share-Based Compensation,” in the Notes to Consolidated Financial Statements for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 157 – Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively, with limited exceptions. NiSource will adopt this standard in the first quarter of 2008. NiSource is currently reviewing the provisions of this interpretation and does not anticipate a material impact to the Consolidated Financial Statements.
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
SFAS No. 141R – Business Combinations. In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 141R to determine the impact on future business combinations.
SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 160 to determine the impact it may have on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
FSP FIN 39-1 — FASB Staff Position Amendment of FASB Interpretation No. 39. In April 2007, the FASB posted FSP FIN 39-1 to amend paragraph 3 of FIN 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. This FSP also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. NiSource is currently reviewing the provisions of FSP FIN 39-1 to determine the impact it may have on the Consolidated Balance Sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
3. Impairments, Restructuring and Other Charges
Impairments. PEI’s Whiting Clean Energy project at BP’s Whiting, Indiana refinery was placed in service in 2002. Because of continued losses from Whiting Clean Energy and the amended terms of the agreement between Whiting Clean Energy and BP (discussed below), an impairment study was performed during 2006. Under the provisions of SFAS No. 144, an impairment loss shall be recognized only if the carrying amount of a long lived asset is not recoverable and exceeds its fair value. The test compares the carrying amount of the long lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The study indicated that no impairment was necessary.
On July 27, 2007, Whiting Clean Energy submitted a proposal in response to the Northern Indiana-issued RFP “2008 Combined Cycle Request for Proposals”. Whiting Clean Energy was notified during October 2007 that its proposal to sell its facility was selected by Northern Indiana based on a purchase price of $210 million. On December 22, 2007, BP indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility. Whiting Clean Energy is in discussions with BP regarding several aspects of the offer. The carrying amount of the Whiting Clean Energy facility is approximately $270 million.
NiSource has recognized impairments for certain other assets. For 2007, NiSource recognized $11.0 million in expense for the impairment of assets, including a $7.2 million impairment charge related to base gas at a storage field. For the 2006 year, $4.7 million was recognized for the impairment of certain investments. In 2005, NiSource recognized a $10.9 million impairment for certain obsolete software systems due to the outsourcing initiative with IBM.
Restructuring. During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM was to provide a broad range of business transformation and outsourcing services to NiSource. The IBM Agreement is for ten years with a transition period that ended on December 31, 2006. As of December 31, 2007, 873 employees were terminated as a result of the IBM Agreement, of whom 554 became employees of IBM.
On December 12, 2007, NiSource Corporate Services amended its agreement with IBM. Under the amended agreement, NiSource will reassume responsibility for business support functions including human resource administration, payroll, accounts payable, supply chain (procurement), sales centers, and the majority of meter to cash operations (billing and collections). During 2007, NiSource had already begun to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed asset accounting, and budgeting. In the Customer Contact Centers, interim operational responsibility will be retained by IBM, although NiSource intends to pursue a direct arrangement with Vertex, which currently operates the contact center as a subcontractor for IBM. IBM will retain responsibility for information technology operations. Support functions returning to NiSource will be transitioned in a phased approach throughout 2008.
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. As of December 31, 2007, 14 employees were terminated as a result of the executive initiative, of which 2 employees were terminated during 2007. In part, this reduction has come through anticipated attrition and consolidation of basic positions.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. As of December 31, 2007, 1,567 employees were terminated, of which 1 employee was terminated during 2007. Of the $2.2 million remaining restructuring liability from the Columbia merger and related initiatives, $2.0 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2006	Benefits Paid	Adjustments	December 31, 2007

Outsourcing initiative	$2.1	$(0.1)	$(2.0)	$—
Executive initiative	1.2	(0.6)	—	0.6
Columbia merger and related initiatives	3.8	(2.3)	0.7	2.2

Total	$7.1	$(3.0)	$(1.3)	$2.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Other Charges. NiSource incurred additional costs related to its Amended Outsourcing Agreement with IBM. These costs fall into three categories; a one-time financial settlement charge, transition costs to transfer certain functional areas to NiSource, and capital costs for completion of information technology related transformation projects. A settlement charge of $9.8 million was recorded in the fourth quarter of 2007 to Operation and Maintenance expense on the Consolidated Income Statement.
On December 18, 2006, Whiting Clean Energy and BP executed an amendment which materially changed the terms of the ESA under which Whiting Clean Energy provides steam to BP. The agreement specifies a planned termination of the ESA at the end of 2009, with options for BP to extend the term one additional year under renegotiated steam pricing. Whiting Clean Energy accrued $17.0 million in December 2006, for costs associated with contract termination terms under the agreement.
4. Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2007 were:

	NDC	NiSource			Columbia
	Douglas	Corporate	Lake Erie	Columbia	Gulf	Northern
(in millions)	Properties	Services	Land	Transmission	Transmission	Indiana	Total
Assets of discontinued operations and held for sale
Property, plant and equipment, net	$5.2	$9.5	$12.6	$8.0	$4.8	$0.2	$40.3
Other assets	0.9	—	—	—	—	—	0.9

Assets of discontinued operations and held for sale	$6.1	$9.5	$12.6	$8.0	$4.8	$0.2	$41.2

Liabilities of discontinued operations and held for sale
Debt	$(4.6)	$—	$—	$—	$—	$—	$(4.6)
Other liabilities	(1.7)	—	—	—	—	—	(1.7)

Liabilities of discontinued operations and held for sale	$(6.3)	$—	$—	$—	$—	$—	$(6.3)

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
Columbia Gulf is in the process of selling a portion of its offshore facilities. On October 30, 2007, Columbia Gulf and Tennessee Gas Pipeline Company executed a definitive purchase and sale agreement to sell a portion of Columbia Gulf’s offshore assets. Closing of the transaction is dependent upon the receipt of required regulatory approvals which NiSource anticipates receiving in the first half of 2008. Tennessee Gas Pipeline Company currently co-owns and utilizes the offshore assets being sold. In the third quarter of 2007, these assets were classified as assets held for sale.
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
On October 9, 2007, NiSource Development Company sold the former headquarters of Northern Indiana for net book value of $1.6 million. A loss of $27 thousand was recorded in October 2007. In the third quarter of 2007, an impairment loss of $0.2 million was recorded, due to the current book value exceeding the estimated sale price of the facility.
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
Results from discontinued operations from NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land and reserve changes for NiSource’s former exploration and production subsidiary, CER, and Transcom are provided in the following table:

Year Ended December 31, (in millions)	2007	2006	2005
Revenues from Discontinued Operations	$1.7	$5.9	$8.1

Income (Loss) from discontinued operations	1.4	(47.8)	(32.1)
Income tax expense (benefit)	0.3	(16.1)	(11.3)

Income (Loss) from Discontinued Operations — net of taxes	$1.1	$(31.7)	$(20.8)

Gain on Disposition of Discontinued Operations - net of taxes	$8.3	$—	$43.5

Results from Discontinued Operations for 2007 includes a $7.5 million reduction, net of taxes, in the liability for unrecognized tax benefits and $0.9 million in related interest, net of taxes, associated with the issuance of additional tax guidance in the first quarter of 2007. Also included is a reduction in interest expense of $0.6 million, net of taxes, related to the completion of a tax audit in the third quarter of 2007.
5. Goodwill and Other Intangible Assets
NiSource’s goodwill assets at December 31, 2007 pertaining to the acquisition of Columbia on November 1, 2000, were $3,658.5 million. The goodwill balances at December 31, 2007 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
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
NiSource’s Intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisition in February of 1999 of Bay State, Northern Utilities, which is a subsidiary of Bay State, and Granite State Gas. These amounts were $422.1 million and $435.7 million, net of amortization of $123.3 million and $109.7 million, at December 31, 2007, and 2006, respectively, and are being amortized over forty years from the date of acquisition. NiSource recorded amortization expense of $13.6 million in 2007, 2006 and 2005 related to its intangible assets.
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
Changes in NiSource’s liability for asset retirement obligations for the years 2007 and 2006 are presented in the table below:

(in millions)	2007	2006
Beginning Balance	$131.6	$119.8
Additions	1.2	6.6
Settlements	(8.4)	(3.7)
Accretion	6.7	8.9

Ending Balance	$131.1	$131.6

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
For the year ended December 31, 2007, NiSource accrued $6.7 million of accretion, of which $0.9 million was expensed and $5.8 million was recorded as a regulatory asset. For the year ended December 31, 2006, NiSource accrued $8.9 million of accretion, of which $1.1 million was expensed and $7.8 million was recorded as a regulatory asset.
7. Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utilities Commission, seeking an increase of approximately $60 million annually. On February 1, 2008, Columbia of Ohio filed its Notice of Intent to File An Application For Increase in Rates. The Columbia of Ohio Application was filed on March 3, 2008, requesting an increase in base rates in excess of $80 million.
At Bay State, the Massachusetts Department of Public Utilities approved a $5.9 million annual increase in the company’s base rates, effective November 1, 2007, under the company’s performance-based rate mechanism. On October 17, 2007, Bay State petitioned the Massachusetts Department of Public Utilities to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The Massachusetts Department of Public Utilities is scheduled to hold hearings on this matter in the first quarter of 2008.

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
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO, and have been found prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these risers on its distribution system. As of December 31, 2007, Columbia of Ohio deferred $5.9 million of costs associated with the study and identification of these natural gas risers as a regulatory asset and currently has budgeted approximately $142 million for the cost to identify and replace the risers. On October 26, 2007, Columbia of Ohio and the PUCO Staff filed a Joint Stipulation and Recommendation that provided for Columbia of Ohio’s assumption of financial responsibility for the repair or replacement of customer-owned service lines and the replacement of risers prone to leak. In addition, the Stipulation provides for Columbia of Ohio to capitalize its investment in the service lines and risers, as well as the establishment of a tracking mechanism that would provide for the recovery of operating and maintenance costs related to Columbia of Ohio’s capitalized investment and its expenses incurred in identifying risers prone to leak. On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and Ohio Partners for Affordable Energy, addressing the issues of Columbia of Ohio’s authority to assume responsibility for repair or replacement of hazardous customer owned service lines, the establishment of accounting authority for costs related to such activities, and the establishment of a mechanism to recover such costs. The parties have recommended approval of the Stipulation to the PUCO.
On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The Stipulation calls for an accelerated pass back to customers of $36.6 million that will occur from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. The Stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.

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
Columbia Gulf and Columbia Transmission are cooperating with the FERC on an informal, non-public investigation of certain operating practices regarding tariff services offered by those companies. Although the companies are continuing to cooperate with the FERC in an effort to reach a consensual settlement, it is likely that any settlement will require the payment of fines or refunds.
Millennium Pipeline Project. Millennium received FERC approval for a pipeline project, in which Columbia Transmission is participating, which will provide access to a number of supply and storage basins and the Dawn, Ontario trading hub. The reconfigured project, which was approved by the FERC in a certificate order issued December 21, 2006, will begin at an interconnect with Empire, an existing pipeline that originates at the Canadian border and extends easterly towards Syracuse, New York. Empire will construct a lateral pipeline southward to connect with Millennium near Corning, New York. Millennium will extend eastward to an interconnect with Algonquin at Ramapo, New York. The Millennium partnership is currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%). Columbia Transmission is the operator.
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
Hardy Storage completed its third full quarter of operations, receiving customer injections into its new underground natural gas storage facility in West Virginia. Injections this year will allow the field to deliver up to 150,000 Dth of natural gas per day during the 2008-2009 winter heating season. Customers withdrew over 900,000 Dth from the storage field during the last two months of 2007. When fully operational in 2009, the field will have a working storage capacity of 12 billion cubic feet, delivering more than 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Eastern Market Expansion Project. On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. This Eastern Market Expansion project is projected to add 97,000 Dth per day of storage and transportation capacity and is fully subscribed on a 15-year contracted firm basis. On January 14, 2008, the FERC issued a favorable order which granted a certificate to construct the project and the project is expected to be in service by spring 2009.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $56.0 million, $50.9 million and $58.5 million were recognized for electric customers for the years ended December 31, 2007, 2006 and 2005, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During 2007 non-fuel costs of $3.4 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $6.5 million were deferred. In total, for 2007 and 2006, MISO costs of $9.9 million and $4.0 million, respectively, were deferred.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to the start of the Day 2 Market. The resettlement began on June 9, 2007 and ended in January 2008. Certain charge types included in the resettlement were originally considered to be non-fuel and were recorded as regulatory assets, in accordance with previous IURC orders allowing deferral of certain non-fuel MISO costs. During the fourth quarter 2007, based on precedent set by an IURC ruling for another Indiana utility, Northern Indiana reclassified these charges, totaling $16.7 million, as fuel and included them in the fuel cost recovery mechanism in its latest FAC filing.
On September 14, 2007, MISO filed a tariff with FERC outlining the development of an ASM. The ASM will allow participants to buy and sell operating reserves and regulation services that are essential to reliability. The pricing of these markets will be optimized with the current energy markets and MISO is targeting the start of the ASM for 2008. Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a joint petition to the IURC, filed a request to participate in ASM and seek approval of cost recovery methodologies for associated costs. At this time, Northern Indiana is unable to determine what impact the ASM will have on its operations or cash flows.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through an FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.
On January 30, 2008, the IURC approved a settlement agreement which was reached in October 2007 with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to the costs paid by customers for power purchased by Northern Indiana versus the amount of these costs absorbed by Northern Indiana. The terms of the settlement call for Northern Indiana to make a one-time payment to resolve this question as it relates to power purchased from January 1, 2006 through September 30, 2007. The amount of the refund is set at $33.5 million. A reserve for the entire amount was recorded in the third quarter of 2007. Northern Indiana implemented a new “benchmarking standard” that will govern the allocation of costs for purchased power between customers and Northern Indiana. The benchmark defines the price below which customers will pay for power purchases and above which Northern Indiana must absorb a portion of the costs. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired CCGT’s using gas purchased and delivered to Northern Indiana. This will most likely result in Northern Indiana absorbing some purchased power costs that will reduce net revenues during future periods. The agreement also contemplates Northern Indiana adding generating capacity to its existing portfolio. The benchmark will be adjusted as new capacity is added. The added generating capacity will substantially reduce the amount of purchased power and mitigate the impact of the adjusted

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
benchmark. Further, the settling parties agreed to support Northern Indiana’s deferral and future recovery of carrying costs and depreciation associated with the acquisition of new generating facilities. In the approving order, the IURC dictated that, while the parties agreed to support the deferral of costs mentioned above, the IURC would rule on such deferral in CPCN proceedings.
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed the need to add approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana filed a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN requested approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. On December 22, 2007, BP indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility. Whiting Clean Energy is in discussions with BP regarding several aspects of the offer. As a result, on January 25, 2008, Northern Indiana filed an amended CPCN to address just the Sugar Creek CCGT facility. The estimated cost of the facility is $329 million. Northern Indiana is requesting the IURC and the FERC to approve the purchase by the second quarter of 2008.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, Northern Indiana filed a petition with the IURC for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007. On July 3, 2007, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana will include the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and EERM filing six months after construction costs begin. On December 19, 2007, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $338.5 million. On October 10, 2007, the IURC approved ECR-10 for capital expenditures (net of accumulated depreciation) of $237.4 million. In February 2008, Northern Indiana filed ECR-11 for $252.6 million in capital expenditures (net of accumulated depreciation) and EER-5 for $14.1 million in expenses.
On January 9, 2008, the IURC established a procedural schedule to review the October 27, 2006 Joint Petition of Indiana Gasification, LLC., Vectren Energy Delivery of Indiana and Northern Indiana. The petition seeks IURC approval for a coal gasification facility, the transportation of electricity and SNG produced at the facilities and the recovery of the cost incurred by the joint petitioners. A technical workshop and settlement hearing are scheduled for April 2008.
Mitchell Station. In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana, with input from a broad based stakeholder group, is evaluating the appropriate course of action for the Mitchell Station facility in light of its value for alternative uses and the substantial cost of restarting the facility including the expected increases in the level of environmental controls required. Northern Indiana has received guidance from the IDEM that any reactivation of this facility would require a preconstruction New Source Review Standards permit. The detailed analysis of alternative methods to meet customers’ future power needs filed in the IRP did not recommend restarting the Mitchell Station. Northern Indiana does not anticipate restarting the Mitchell Station in the near term.
8. Risk Management and Energy Trading Activities
NiSource uses commodity-based derivative financial instruments primarily to manage commodity price risk and interest rate risk exposure in its business as well as for commercial and industrial sales. NiSource is not involved in speculative energy trading activity. NiSource accounts for its derivatives in accordance with SFAS No. 133. Under

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
SFAS No. 133, if certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure natural gas or power for its operational needs. These forward physical contracts are derivatives which qualify for the normal purchase normal sales exception under SFAS No. 133 and do not require mark-to-market accounting.
NiSource’s derivatives on the Consolidated Balance Sheets at December 31, 2007 were:

(in millions)	Hedge	Non-Hedge	Total
Price risk management assets
Current assets	$88.5	$13.7	$102.2
Other assets	25.0	0.2	25.2

Total price risk management assets	$113.5	$13.9	$127.4

Price risk management liabilities
Current liabilities	$(53.6)	$(26.7)	$(80.3)
Other liabilities	(1.5)	(0.2)	(1.7)

Total price risk management liabilities	$(55.1)	$(26.9)	$(82.0)

NiSource’s derivatives on the Consolidated Balance Sheets at December 31, 2006 were:

(in millions)	Hedge	Non-Hedge	Total
Price risk management assets
Current assets	$236.6	$1.1	$237.7
Other assets	49.8	0.1	49.9

Total price risk management assets	$286.4	$1.2	$287.6

Price risk management liabilities
Current liabilities	$(202.8)	$(56.6)	$(259.4)
Other liabilities	(32.5)	(5.7)	(38.2)

Total price risk management liabilities	$(235.3)	$(62.3)	$(297.6)

The hedging activity for the years ended December 31, 2007 and 2006 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

(in millions, net of taxes)	2007	2006
Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$31.4	$150.7

Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	0.3	(117.4)

Reclassification adjustment for net gain included in net income	(24.1)	(1.9)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$7.6	$31.4

During 2007 and 2006, gains of $0.3 million and $0.1 million, net of taxes respectively, were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During 2007 and 2006, NiSource reclassified no amounts related to its cash flow hedges from accumulated other comprehensive income to earnings,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income of approximately $23.5 million of income, net of taxes.
Commodity Price Risk Programs. Northern Indiana, Northern Indiana Fuel and Light, Kokomo Gas, Northern Utilities, Columbia of Pennsylvania, Columbia of Kentucky, Columbia of Maryland and Columbia of Virginia use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of the companies gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in the companies gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana has purchased NYMEX futures, NYMEX options and basis contracts that correspond to a fixed or capped price in the associated delivery month and currently enters into forward physical contracts to secure forward gas prices. Columbia of Virginia started a program in April 2005 similar to the Northern Indiana PPS, which allows non-jurisdictional customers the opportunity to lock in the companies gas cost. The NYMEX futures and option contracts associated with these programs are designated and accounted for as cash flow hedges.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana has purchased NYMEX futures, NYMEX options and basis contracts that match the anticipated delivery needs of the program and currently enters into forward physical contracts to secure forward gas prices. The NYMEX futures and options contracts associated with this program are generally designated and accounted for as cash flow hedges.
As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These rights help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. Additionally, Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of their cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Columbia Energy Services has fixed price gas delivery commitments to three municipalities in the United States that expire during 2008. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These commodity swap derivatives are accounted for as cash flow hedges.
Commodity price risk programs included in price risk assets and liabilities:

	December 31, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities
Gas price volatility program derivatives	$0.2	$(22.7)	$—	$(58.9)

PPS program derivatives	0.2	(1.8)	0.7	(7.3)

DependaBill program derivatives	0.1	(1.1)	0.3	(2.4)

MISO FTR program derivatives	13.7	(1.1)	0.7	(1.6)

Regulatory incentive program derivatives	—	(3.1)	0.5	(1.8)

Forward purchase agreements derivatives	41.0	—	110.0	—

Total commodity price risk programs included	$55.2	$(29.8)	$112.2	$(72.0)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Interest rate risk activities programs included in price risk management assets and liabilities:

	December 31, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities
Interest rate swap derivatives	$18.8	$—	$—	$(27.3)

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
Marketing and power programs included in price risk management assets and liabilities:

	December 31, 2007		December 31, 2006
(in millions)	Assets	Liabilities	Assets	Liabilities
Gas marketing program derivatives	$53.2	$(52.2)	$174.3	$(198.3)

Power volatility derivatives	0.2	—	1.1	—

Total marketing and power programs included	$53.4	$(52.2)	$175.4	$(198.3)

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
Beginning in the first quarter of 2004, NiSource has consolidated certain low income housing real estate investments per FIN 46R, from which NiSource derives certain tax benefits for its investment. As of December 31, 2007 and 2006, NiSource increased its long-term debt by approximately $13.0 million and $13.4 million, respectively, as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The following is a list of NiSource’s equity investments at December 31, 2007:

		% of Voting
		Power or
Investee	Type of Investment	Interest Held
Chicago South Shore & South Bend Railroad Co.	General Partnership	40.0
House Investments — Midwest Corporate Tax Credit Fund, L.P.	Limited Partnership	12.2
Illinois Indiana Development Company, L.L.C.	LLC Membership	40.0
Millennium Pipeline Company, L.L.C.	LLC Membership	47.5
Nth Power Technologies Fund II, L.P.	Limited Partnership	4.1
Nth Power Technologies Fund II-A, L.P.	Limited Partnership	5.4
Nth Power Technologies Fund IV, L.P.	Limited Partnership	1.8
The Wellingshire Joint Venture	General Partnership	50.0
Hardy Storage Company, L.L.C.	LLC Membership	50.0

In March 2006, Columbia Atlantic Trading, a NiSource subsidiary, sold its 21.0% interest in the Millennium partnership to KeySpan Millennium (owned by KeySpan Corp.) and DTE Millennium (owned by DTE Energy Co.) through an equity redistribution and a re-writing of the partnership agreements. The Millennium partnership is now currently made up of the following companies: Columbia Transmission (47.5%), DTE Millennium (26.25%), KeySpan Millennium (26.25%). Columbia Transmission is the operator.
The following table contains condensed summary financial data for Millennium and Hardy, which are equity investments and therefore not consolidated into NiSource’s Consolidated Balance Sheets and Statements of Consolidated Income. These investments are recorded as a single line item within Unconsolidated Affiliates on the Consolidated Balance Sheets and Equity Earnings (Loss) in Unconsolidated Affiliates on the Statements of Consolidated Income.

Year Ended December 31, (in millions)	2007	2006	2005
Millennium (Development State Enterprise )
Statement of Income Data:
Total Gross Revenues	$—	$—	$—
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	—	—	—
Operating Income (Loss)	—	(24.7)	—
Net Income (Loss)	8.1	(36.5)	—
Balance Sheet Data:
Total Assets	214.9	80.1	94.2
Total Capitalization	35.9	75.7	89.1

Hardy Storage
Statement of Income Data:
Total Gross Revenues	$17.9	$—	$—
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	17.9	—	—
Operating Income	14.8	—	—
Net Income (Loss)	11.6	(0.1)	—
Balance Sheet Data:
Total Assets	198.9	104.5	18.1
Total Capitalization	181.1	82.5	12.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
10. Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2007	2006	2005
Income Taxes
Current
Federal	$148.1	$259.5	$136.3
State	12.3	24.7	30.0

Total Current	160.4	284.2	166.3

Deferred
Federal	12.4	(85.4)	4.7
State	8.3	(19.6)	(13.0)

Total Deferred	20.7	(105.0)	(8.3)

Deferred Investment Credits	(8.0)	(8.4)	(8.4)

Provision recorded as change in uncertain tax benefits	(1.1)	N/A	N/A

Provision recorded as change in accrued interest	0.1	N/A	N/A

Income Taxes Included in Continuing Operations	$172.1	$170.8	$149.6

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2007		2006		2005
Book income from Continuing Operations before income taxes	$484.1		$484.3		$433.7
Tax expense at statutory federal income tax rate	169.4	35.0%	169.5	35.0%	151.8	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	13.7	2.8	3.3	0.7	11.0	2.5
Regulatory treatment of depreciation differences	5.7	1.1	8.6	1.8	5.2	1.2
Amortization of deferred investment tax credits	(8.0)	(1.6)	(8.4)	(1.7)	(8.4)	(1.9)
Low-income housing	(1.0)	(0.2)	(1.2)	(0.2)	(3.2)	(0.7)
Employee Stock Ownership Plan Dividends	(2.3)	(0.5)	(2.4)	(0.5)	(2.4)	(0.6)
Regulatory treatment of AFUDC-Equity	(1.9)	(0.4)	(0.7)	(0.1)	—	—
Section 199 Electric Production Deduction	(2.7)	(0.5)	(0.9)	(0.2)	(1.9)	(0.4)
Tax accrual adjustments and other, net	(0.8)	(0.1)	3.0	0.5	(2.5)	(0.6)

Income Taxes from Continuing Operations	$172.1	35.6%	$170.8	35.3%	$149.6	34.5%

The effective income tax rates were 35.6%, 35.3%, and 34.5% in 2007, 2006 and 2005, respectively. The 0.3% increase in the overall effective tax rate in 2007 versus 2006 is due to increased state income tax expense, offset by higher Section 199 deductions, lower regulatory flow-through depreciation, and the capitalization of the tax impact of AFUDC-Equity to a regulatory asset. The overall effective tax rate increase in 2006 versus 2005 was due to favorable state and federal income tax adjustments recorded in 2005 and a reduction in the electric production deduction and low income housing credits from those recorded in 2005. The increase was partially offset by a lower effective state income tax rate in 2006 due to a reduction in deferred state income tax liabilities.
The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana and Whiting Clean Energy’s electric production activities qualify for this deduction. The deduction is equal to 6% of QPAI for the taxable year, with certain limitations. This deduction was 3% of QPAI for years 2005 and 2006 and increases to 9% of QPAI beginning in 2010 and thereafter. The tax benefit for the Section 199 domestic production activities deduction claimed in NiSource’s 2006 consolidated federal income tax return was $1.5 million and is estimated to be $2.7 million for 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2007	2006
Deferred tax liabilities
Accelerated depreciation and other property differences	$2,056.6	$2,025.3
Unrecovered gas and fuel costs	66.9	67.0
Other regulatory assets	433.3	561.5
SFAS No. 133 and price risk adjustments	—	10.0
Premiums and discounts associated with long-term debt	18.0	16.0

Total Deferred Tax Liabilities	2,568.6	2,679.8

Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(118.3)	(86.4)
Cost of removal	(479.8)	(478.2)
Pension and other postretirement/postemployment benefits	(214.6)	(359.7)
Environmental liabilities	(23.8)	(26.5)
SFAS No. 133 and price risk adjustments	(4.9)	—
Other accrued liabilities	(92.7)	(88.8)
Other, net	(40.9)	(47.2)

Total Deferred Tax Assets	(975.0)	(1,086.8)

Less: Deferred income taxes related to current assets and liabilities	36.5	39.3

Non-Current Deferred Tax Liability	$1,563.3	$1,553.7

Included under Other, net in the table above, are state income tax net operating loss benefits of $13.2 million and $14.2 million, as of December 31, 2007 and December 31, 2006. This tax loss carryforward expires after tax year 2009. NiSource anticipates it will ultimately realize $2.8 million and $3.8 million of these benefits as of December 31, 2007 and December 31, 2006, respectively, prior to their expiration. As such, a valuation allowance of $10.4 million and $10.4 million, as of December 31, 2007 and December 31, 2006, respectively, has been recorded.
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.9 million to the opening balance of retained earnings, which includes the adjustment to the liability for unrecognized tax benefits shown below. The total amount of the liability for unrecognized tax benefits as of the date of adoption was $16.0 million, which was included in “Other noncurrent liabilities,” on the Consolidated Balance Sheets. As a result of the implementation of FIN 48, NiSource recognized the following changes in the liability for unrecognized tax benefits:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Reconciliation of the change in unrecognized tax benefits recorded on the Consolidated Balance Sheets from the January 1, 2007 FIN 48 date of adoption through December 31, 2007 is as follows:

Reconciliation of Unrecognized Tax Benefits (in millions)

Unrecognized Tax Benefits — Opening Balance	$16.0
Gross increases -tax positions in prior period	—
Gross decreases -tax positions in prior period	(9.1)
Gross increases-current period tax positions	0.8
Settlements	(3.5)
Lapse of statute of limitations	(0.5)

Unrecognized Tax Benefits — Ending Balance	$3.7

As of December 31, 2007, the Consolidated Balance Sheet reflects a reduction of $12.3 million in the liability for unrecognized tax benefits from the January 1, 2007 amount. The liability was reduced by $1.6 million primarily to reflect negotiations associated with the 1999-2002 Tax Court petition and by $7.5 million as discussed in Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale.” In addition, NiSource reclassified $3.5 million of its liability for unrecognized tax benefits to Taxes Accrued to reflect settlement of the Tax Court petition and the completion of the 2003-2004 IRS audit. Additional accruals for current year issues increased the liability by $0.8 million, while the lapse in the statute of limitations resulted in a $0.5 million decrease.
The total amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the effective tax rate is $3.7 million. NiSource does not anticipate any significant changes to its liability for unrecognized tax benefits over the next twelve months.
Effective January 1, 2007, NiSource recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. In prior years, NiSource recognized such accrued interest in interest expense and penalties in other expenses. During the years ended December 31, 2006, and December 31, 2005, NiSource recognized approximately $1.3 million and $0.8 million, respectively, of interest in the Statements of Consolidated Income. NiSource also had $3.5 million and $2.2 million accrued on the Consolidated Balance Sheets for the payment of interest at December 31, 2006, and December 31, 2005. No amounts have been estimated or accrued for penalties. Upon adoption of FIN 48 on January 1, 2007, NiSource decreased its accrual for interest on unrecognized tax benefits to $3.3 million, resulting in a $0.1 million, net of tax, increase to the opening balance of retained earnings. As of December 31, 2007, there is $0.4 million of interest related to unrecognized tax benefits recorded on the balance sheet. During 2007, NiSource recorded $0.3 million of interest expense on unrecognized tax benefits as a component of tax expense on the income statement, while $0.9 million was paid as a result of settlements with federal and state taxing authorities and $2.3 million of accrued interest was reversed through discontinued operations as discussed in Note 4. No amounts have been estimated or accrued for penalties.
NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, New Hampshire, Maine, Louisiana, Mississippi, Maryland, Illinois, Tennessee, New Jersey and New York.
Because NiSource is part of the IRS’s Large and Mid-Size Business program, each year’s federal income tax return is typically audited by the IRS. Tax years through 2002 have been audited and are settled and closed to further assessment. The two issues from our 1999 and 2000 tax years, that had been petitioned to the Tax Court and subsequently settled with the IRS, received approval of the Tax Court in the third quarter of 2007. The audit of tax years 2003 and 2004 was concluded in the third quarter of 2007 with all issues being agreed to between the IRS and NiSource. The audit of tax years 2005 and 2006 is expected to commence in the first quarter of 2008.
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
Adoption of SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans by requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, among other changes.
In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158. Based on the measurement of the various defined benefit pension and other postretirement plans’ assets and benefit obligations at September 30, 2006, the pretax impact of adopting SFAS No. 158 decreased intangible assets by $46.5 million, decreased deferred charges and other assets by $1.1 million, increased regulatory assets by $538.8 million, increased accumulated other comprehensive income by $239.8 million and increased accrued liabilities for postretirement and postemployment benefits by $251.4 million. In addition, NiSource recorded a reduction in deferred income taxes of approximately $96 million. With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities that would otherwise have been recorded to accumulated other comprehensive income.
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
NiSource Pension and Other Postretirement Benefit Plans’ Asset Management. NiSource employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and asset class volatility. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, small and large capitalizations. Other assets such as private equity and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying assets. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.
NiSource utilizes a building block approach with proper consideration of diversification and rebalancing in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are analyzed to ensure that they are consistent with the widely accepted capital market principle that assets with higher volatility generate greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:
Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Postretirement Welfare Plan
Asset Category	Minimum	Maximum	Minimum	Maximum

Domestic Equities	35%	55%	40%	60%
International Equities	10%	20%	10%	20%
Fixed Income	15%	45%	20%	50%
Real Estate/Alternative Investments	0%	15%	0%	0%
Short-Term Investments	0%	10%	0%	10%

Pension Plan and Postretirement Plan Asset Mix at December 31, 2007:

			Postretirement
	Defined Benefit		Welfare Plan
(in millions)	Pension Assets	12/31/2007	Assets	12/31/2007

Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets

Domestic Equities	$987.4	44.1%	$166.0	54.4%
International Equities	423.7	18.9%	47.5	15.6%
Fixed Income	667.7	29.9%	88.7	29.1%
Alternative Investments	154.9	6.9%	—	—
Cash/Other	4.5	0.2%	2.8	0.9%

Total	$2,238.2	100.0%	$305.0	100.0%

The categorization of investments into the asset classes in the table above are based on definitions established by the NiSource Retirement and Investment Committee. Alternative investments consist primarily of private equity and hedge fund investments. As of December 31, 2007, approximately $356 million of defined benefit pension assets included in international equities or fixed income asset classes in the table above would be considered alternative investments, as that term is defined by the AICPA, in addition to those investments in the alternative investments asset class. Alternative investments are defined in the AICPA practice aid on audit considerations for alternative investments as investments not listed on national exchanges or over-the-counter markets, or for which quoted market prices are not available from sources such as financial publications, the exchanges or NASDAQ.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure. The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31, 2007 based on a December 31, 2007 measurement date and December 31, 2006 based on a September 30, 2006 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2007	2006	2007	2006

Change in projected benefit obligation (a)
Benefit obligation at prior year measurement date	$2,285.7		$770.4
Adjustment for change in measurement date	(7.1)		3.6

Benefit obligation at beginning of year	$2,278.6	$2,350.8	$774.0	$760.6
Service cost	41.2	42.6	9.9	9.3
Interest cost	127.7	124.9	43.6	40.5
Plan participants’ contributions	—	—	5.0	4.0
Plan amendments	(9.6)	0.5	3.5	—
Settlement loss	—	0.1	—	—
Actuarial loss (gain)	(101.7)	(55.2)	(38.3)	10.0
Benefits paid	(177.4)	(178.0)	(37.9)	(54.6)
Estimated benefits paid by incurred subsidy	—	—	0.9	0.6

Projected benefit obligation at end of year	$2,158.8	$2,285.7	$760.7	$770.4

Change in plan assets
Fair value of plan assets at beginning of year	$2,051.5		$243.9
Adjustment for change in measurement date	78.1		13.4

Fair value of plan assets at beginning of year	$2,129.6	$2,028.1	$257.3	$222.3
Actual return on plan assets	219.7	185.4	30.1	19.6
Employer contributions	66.3	16.0	50.5	52.6
Plan participants’ contributions	—	—	5.0	4.0
Benefits paid	(177.4)	(178.0)	(37.9)	(54.6)

Fair value of plan assets at end of year	$2,238.2	$2,051.5	$305.0	$243.9

Funded status	$79.4	$(234.2)	$(455.7)	$(526.5)
Contributions made after measurement date and before fiscal year end	N/A	0.8	N/A	11.3

Funded Status at end of year	$79.4	$(233.4)	$(455.7)	$(515.2)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$120.4	$—	$25.3	$18.7
Current liabilities	(4.8)	(3.5)	(16.7)	(20.8)
Noncurrent liabilities	(36.2)	(229.9)	(464.3)	(513.1)

Net amount recognized at end of year (b)	$79.4	$(233.4)	$(455.7)	$(515.2)

Amounts recognized in accumulated other comprehensive income or regulatory asset/liabilty (c)
Unrecognized transition asset obligation	$—	$—	$39.1	$49.1
Unrecognized prior service cost	1.6	18.1	11.3	8.3
Unrecognized actuarial loss	126.4	354.2	87.7	149.8

	$128.0	$372.3	$138.1	$207.2

(a)	The change in benefit obligation for Pension Benefits represents the change in Projected Benefit Obligation while the change in benefit obligation for Other Postretirement Benefits represents the change in Accumulated Postretirement Benefit Obligation.

(b)	NiSource recognizes in its Consolidated Balance Sheets the underfunded and overfunded status of its various defined benefit postirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation per SFAS No. 158.

(c)	NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $301.7 million and $36.1 million, respectively, as of December 31, 2007 and regulatory assets of $538.8 million as of December 31, 2006 that would otherwise have been recorded to accummulated other comprehensive income.
NiSource’s accumulated benefit obligation for its pension plans was $2,080.6 million and $2,167.0 million as of December 31, 2007 and 2006, respectively. The accumulated benefit obligation as of a date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans. The medical cost trend for 2007 and 2006 was calculated based on a cost trend starting at 9.0% and decreasing over a few years to the 5.0% as listed here.

	Pension Benefits		Other Postretirement Benefits
Weighted-average assumptions as of	Dec. 31, 2007	Sep. 30, 2006	Dec. 31, 2007	Sep. 30, 2006

Discount rate assumption	6.40%	5.85%	6.40%	5.85%
Compensation growth rate assumption	4.0%	4.0%	—	—
Medical cost trend assumption	—	—	5.0%	5.0%
Assets earnings rate assumption	9.0%	9.0%	8.8%	8.8%

The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the company’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees.

		Other	Federal
	Pension	Postretirement	Subsidy
(in millions)	Benefits	Benefits	(Receipts)

Year(s)
2008	$154.7	$55.1	$(1.1)
2009	160.4	58.7	(1.3)
2010	165.2	62.2	(1.5)
2011	178.3	64.9	(1.8)
2012	190.8	65.0	(2.1)
2013-2017	1,183.6	315.5	(12.1)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
(in millions)	increase	decrease

Effect on service and interest components of net periodic cost	$4.0	$(3.7)
Effect on accumulated postretirement benefit obligation	52.7	(48.6)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The following table provides the components of the plans’ net periodic benefits cost for each of the three years:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2007	2006	2005	2007	2006	2005

Components of Net Periodic Benefit Cost
Service cost	$41.2	$42.6	$42.7	$9.9	$9.3	$9.4
Interest cost	127.7	124.9	126.2	43.6	40.5	41.2
Expected return on assets	(186.9)	(175.6)	(166.0)	(20.9)	(18.3)	(16.2)
Amortization of transitional obligation	—	—	—	8.0	8.1	9.4
Amortization of prior service cost	5.5	5.9	10.3	0.4	0.4	0.8
Recognized actuarial loss	8.1	18.2	18.9	5.9	6.1	4.5

Net Periodic Benefit Costs	(4.4)	16.0	32.1	46.9	46.1	49.1
Additional loss recognized due to:
Curtailment loss	—	—	5.4	—	—	10.7
Special termination benefits	—	—	2.2	—	—	—
Settlement loss	—	0.9	0.3	—	—	—

Total Net Periodic Benefits Cost	$(4.4)	$16.9	$40.0	$46.9	$46.1	$59.8

Based on a December 31 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost, and unrecognized transition obligation for the pension and other postretirement benefit plans that will be amortized into net periodic benefit cost during 2008 are $5.3 million, $4.9 million and $8.1 million, respectively. No amounts of NiSource’s pension or other postretirement plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2008.

		Other Postretirement
	Pension Benefits	Benefits
(in millions)	2007	2007

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Adjustment for change in measurement date	$(86.6)	$(10.8)
Net prior service cost/(credit)	(9.6)	3.5
Net actuarial (gain)/loss	(134.5)	(47.5)
Less: amortization of transitional (asset)/obligation	—	(8.0)
Less: amortization of prior service cost	(5.5)	(0.4)
Less: amortization of net actuarial (gain) loss	(8.1)	(5.9)

Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$(244.3)	$(69.1)

Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$(248.7)	$(22.2)

NiSource recognized income of $4.4 million for its pension plans in 2007 compared to expense of $16.9 million in 2006 due in large part to NiSource pension fund assets earning a return of 13.8% for the plan year ended December 31, 2006. NiSource pension fund assets earned 10.5% for the plan year ended December 31, 2007. For its other postretirement benefit plans, NiSource recognized $46.9 million in expense compared to $46.1 million in 2006.
NiSource’s funded status for its pension plans improved to being overfunded at December 31, 2007 by $79.4 million compared to being underfunded at December 31, 2006 by $233.4 million. The improvement in funded status was due primarily to the increase in discount rate from the prior measurement date, plan funding by NiSource of $66.3 million in 2007 and the favorable returns on plan asset in 2007. NiSource’s funded status for its other

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
postretirement benefit plans improved by $59.5 million to an unfunded status of $455.7 million due primarily to the increase in discount rate from the prior measurement date.
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
13. Common Stock
As of December 31, 2007, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
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
B. Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $0.92 per share for the 2007, 2006 and 2005 years. By unanimous written consent dated January 4, 2008, the Board declared a quarterly common dividend of $0.23 per share, payable on February 20, 2008 to holders of record on January 31, 2008.
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
At the annual meeting of stockholders held on May 10, 2005, NiSource’s stockholders approved proposed amendments to the 1994 Plan. The amendments (i) increased the maximum number of shares of NiSource common stock that may be subject to awards from 21 million to 43 million and (ii) extended the period during which awards could be granted to May 10, 2015 and extended the term of the plan until all the awards have been satisfied by either issuance of stock or the payment of cash. At December 31, 2007, there were 26,215,789 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $4.4 million and $6.9 million during the years of 2007 and 2006, respectively, as well as related tax benefits of $1.6 million and $2.4 million, respectively. There were no modifications to awards as a result of the adoption of SFAS 123R.
As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested awards amounted to $8.7 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.
Stock Options. Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant. Stock option transactions for the three years ended December 31, 2007 were as follows:

		Weighted Average
	Options	Option Price ($)

Outstanding at January 1, 2005	9,161,035	22.18
Granted	2,908,378	22.62
Exercised	(1,897,206)	20.32
Cancelled	(223,824)	25.33

Outstanding at December 31, 2005	9,948,383	22.59
Granted	—	—
Exercised	(1,007,415)	21.11
Cancelled	(680,515)	23.44

Outstanding at December 31, 2006	8,260,453	22.69
Granted	—	—
Exercised	(337,221)	21.73
Cancelled	(325,102)	21.97

Outstanding at December 31, 2007	7,598,130	22.68
Exercisable at December 31, 2007	7,598,130	22.68
Exercisable at December 31, 2006	8,260,453	22.69
Exercisable at December 31, 2005	7,040,005	22.58

No options were granted during the years ended December 31, 2007 and 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The following table summarizes information on stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number	Exercise Price	Remaining Contractual	Number	Exercise Price
Prices Per Share ($)	Outstanding	Per Share ($)	Life in Years	Exercisable	Per Share ($)

17.53 - 20.45	1,097,762	19.63	2.8	1,097,762	19.63
20.46 - 23.37	4,678,576	22.16	4.1	4,678,576	22.16
23.38 - 26.29	1,535,292	25.22	2.5	1,535,292	25.22
26.30 - 29.88	286,500	29.22	0.6	286,500	29.22

	7,598,130	22.68	3.5	7,598,130	22.68

Restricted Stock Awards. NiSource has granted restricted stock awards, which are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant and will vest over periods from one year or more. If a participant’s employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. However, awards may vest upon death, disability, or upon a change of control or retirement. At December 31, 2007 and 2006, NiSource had 10,000 nonvested restricted shares, which were not a part of the time accelerated restricted stock award plan described below. No restricted stock awards were granted or forfeited during the years ended December 31, 2007 and 2006.
Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. These awards of restricted stock or restricted stock units generally vest over a period of six years or, in the case of restricted stock units at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at the end of the third year. At December 31, 2007, NiSource had 571,625 nonvested awards which contain the time-accelerated provisions. The total shareholder return measures established for the 2003 and 2004 awards were not met, therefore these grants did not have an accelerated vesting period.
The following table summarizes the activity related to restricted shares and restricted stock units that contain provisions for time-accelerated vesting for the year ended December 31, 2007:

	Time-accelerated	Weighted Average
	awards	Grant Date Fair Value

Nonvested at December 31, 2006	813,726	21.18
Granted	—	—
Forfeited	(11,506)	20.16
Vested	(230,595)	21.76

Nonvested at December 31, 2007	571,625	20.97

Contingent Share Awards. In March 2007, 320,330 contingent shares were granted. The shares are subject to both performance and service conditions. The performance conditions are based on achievement of a non-GAAP financial measure (net operating earnings) that NiSource defines as income from continuing operations adjusted for certain items. Per the agreement, to the extent base performance conditions are exceeded during the year the award is granted, the award will be increased in increments of 10 percent up to 50 percent. If the performance conditions are not met, the grants will be cancelled and the shares will be forfeited. Subsequent to meeting the performance conditions, an additional two year service period will then be required before the shares vest on December 31, 2009. If after completing the performance conditions but prior to completing the service conditions the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent shares on the date of termination. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. As of December 31, 2007, 318,199 nonvested contingent shares were remaining. Employees will be entitled to receive dividends upon vesting.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The grant date fair-value of the awards was $7.5 million, based on the average market price of NiSource’s common stock at the date of grant of $23.46, which will be expensed net of forfeitures over the vesting period of approximately 3 years. During 2007, base performance conditions were exceeded, resulting in an increase of the number of shares to be issued upon vesting by 20 percent. Accordingly, 62,319 additional shares were granted in January 2008. During the year ended December 31, 2007, $2.6 million of compensation expense, net of forfeitures, was recorded to Operation and Maintenance Expense on the Consolidated Income Statement related to this contingent stock grant.

2007 Contingent
Award

Nonvested at December 31, 2006	320,330
Granted	—
Forfeited	(2,131)

Nonvested at December 31, 2007	318,199

Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan, which was approved by the Board and stockholders at the 2003 annual meeting, provides for the issuance of up to 500,000 shares of common stock to non-employee directors. The Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. Awards under the Plan are subject to immediate vesting in the event of the director’s death or disability, retirement at or after age 70, or a change in control of NiSource. If a director’s service on the Board is terminated for any reason other than retirement at or after age 70, death or disability, any awards of restricted stock, stock options or restricted stock units are forfeited. No stock options have been granted under the Non-employee Director Stock Incentive Plan. As of December 31, 2007, 89,860 restricted shares and 144,348 restricted stock units had been issued under the Plan.
Stock Appreciation Rights. There were no stock appreciation rights outstanding at December 31, 2007 and 2006.
15. Long-Term Debt
NiSource Finance is a wholly-owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the state of Indiana. NiSource Finance’s obligations are fully and unconditionally guaranteed by NiSource.
On December 21, 2007, NiSource filed a shelf registration statement with the SEC for an unspecified principal amount of debt securities, common and preferred stock, and other securities. NiSource is classified as a well-known seasoned issuer and the registration statement will be effective for three years.
On December 31, 2007, Whiting Clean Energy redeemed $292.1 of its notes that were due June 20, 2011, having an average interest rate of 8.30%. The associated redemption premium of $40.6 million was charged to loss on early extinguishment of long-term debt. The redemption was financed with NiSource borrowings.
On December 3, 2007, Capital Markets redeemed $72.0 million of its $75.0 million of 6.78% senior notes due December 1, 2027. The notes contained a provision entitling holders to require Capital Markets to purchase the notes at 100% of the principal amount plus accrued interest on December 1, 2007.
On October 31, 2007, Northern Indiana redeemed $24.0 million of its Variable Rate Demand Pollution Control Refunding Bonds, Series 1988D, issued by Jasper County, Indiana on behalf of Northern Indiana with a floating interest rate of 3.645% at time of redemption.
On August 31, 2007, NiSource Finance issued $800.0 million of 6.40%, 10.5-year senior unsecured notes that mature March 15, 2018.
During August 2007, Northern Indiana redeemed $20.0 million of its medium-term notes with an average interest rate of 6.77%.

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
Following are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2007. The long-term debt maturities shown below include capital lease obligations but exclude unamortized premium and discount on long-term debt, and exclude the debt of certain low-income housing real estate investments, as NiSource does not guarantee the long-term debt payment of these entities. Under the provisions of FIN No. 46R, the low-income housing real estate investments were required to be consolidated beginning in the first quarter of 2004.

Year Ending December 31, (in millions)

2008	$33.6
2009	465.7
2010	1,011.4
2011	27.3
2012	315.2
After	3,787.8

Total	$5,641.0

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a regulatory return during the recovery period.
Of NiSource’s long-term debt outstanding at December 31, 2007 $119.0 million was issued by NiSource’s affiliate, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Market’s obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow from cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Market’s creditors. The carrying value of the NiSource assets, excluding the assets of Northern Indiana, was $13.5 billion at December 31, 2007.
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
NiSource is subject to one financial covenant under its five-year revolving credit facility. NiSource must maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2007, the ratio was 56.9%.
NiSource is also subject to certain other covenants under the revolving credit facility. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to 5% of NiSource’s consolidated net tangible assets. An asset sale covenant generally restricts the sale, lease and/or transfer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
of NiSource’s assets to no more than 10% of its consolidated total assets. The revolving credit facility also includes a cross-default provision, which triggers an event of default under the credit facility in the event of any uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.
NiSource’s bond indentures generally do not contain any financial maintenance covenants. However, NiSource’s bond indentures are generally subject to cross default provisions ranging from uncured payment defaults of $5 million to $50 million, and limitations on the incurrence of liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets capped at either 5% or 10% of NiSource’s consolidated net tangible assets.
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
As of December 31, 2007, NiSource had $83.0 million of stand-by letters of credit outstanding under its five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.
Short-term borrowings were as follows:

At December 31, (in millions)	2007	2006

Credit facilities borrowings weighted average interest rate of 5.43% and 5.68% at December 31, 2007 and 2006, respectively	$1,061.0	$1,193.0

Total short-term borrowings	$1,061.0	$1,193.0

17. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:
Investments. Where feasible, the fair value of investments is estimated based on market prices for those or similar investments.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	2007	2007	2006	2006

Long-term investments	$77.4	$77.4	$66.5	$66.5
Long-term debt (including current portion)	5,628.3	5,509.7	5,239.5	5,291.9

Sale of Trade Accounts Receivable. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
commercial paper conduit. On July 1, 2006, the agreement was amended to increase the program limit from $300 million to $350 million. The agreement currently expires on June 27, 2008. As of December 31, 2007, $202.4 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement with Citibank, N.A. under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 29, 2008, and can be renewed if mutually agreed to by both parties. As of December 31, 2007, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s or Moody’s, respectively.
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
18. Other Commitments and Contingencies
A. Capital Expenditures and Other Investing Activities. NiSource expects that approximately $1,356.9 million will be expended for construction and other investment purposes during 2008.
B. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at December 31, 2007 and the years in which they expire were:

(in millions)	Total	2008	2009	2010	2011	2012	After

Guarantees of subsidaries debt	$5,119.0	$5.0	$460.0	$1,000.0	$—	$315.0	$3,339.0
Guarantees supporting energy commodity contracts of subsidiaries	548.8	517.4	26.8	—	—	—	4.6
Lines of credit	1,061.0	1,061.0	—	—	—	—	—
Letters of credit	110.4	45.1	50.0	—	14.3	—	1.0
Other guarantees	327.6	71.0	3.0	24.3	—	17.4	211.9

Total guarantees and indemnities	$7,166.8	$1,699.5	$539.8	$1,024.3	$14.3	$332.4	$3,556.5

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $5.1 billion of debt for various wholly owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Guarantees Supporting Energy Commodity Contracts of Subsidiaries. NiSource has issued guarantees, which support up to approximately $548.8 million of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate commitment level to $1.5 billion and extending the termination date by one year to July 2011. At December 31, 2007, NiSource had $1,061.0 million in short-term borrowings outstanding under the credit facility. Through the five-year revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $110.4 million for the benefit of third parties.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $40 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business. NiSource’s credit ratings with Standard and Poor’s and Moody’s Investor Services are currently BBB- and Baa3, respectively.
Other Guarantees or Obligations. On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium Pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing is expected to be completed in the first quarter of 2009. As of December 31, 2007, Millennium borrowed $153.0 million under the financing agreements, of which NiSource guaranteed $72.7 million. NiSource recorded an accrued liability of approximately $3.6 million related to the fair value of this guarantee.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of December 31, 2007, Hardy Storage borrowed $123.4 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million which is 50% of the amount borrowed.
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
C. Other Legal Proceedings. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on NiSource’s consolidated financial position.
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, defendants filed their petition for appeal, and will be filing an amended petition in March, with the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. NiSource has not established a reserve for the punitive damages portion of the verdict.
D. Tax Matters. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on management’s estimate of the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. NiSource is a part of the IRS’s Large and Mid-Size Business program. As a result, each year’s federal income tax return is typically audited by the IRS. The audits of all tax years through 2004 have been completed and settled and years through 2002 are closed to further assessment. It is anticipated that the IRS audit of years 2005 and 2006 will begin in the first quarter of 2008. There are no state income tax audits in progress at this time.
On July 28, 2006, the Ohio Board of Tax Appeals issued a favorable decision in the matter of Columbia Gas Transmission Corporation vs. Thomas M. Zaino, Tax Commissioner of Ohio. The Board ruled that Columbia Transmission’s Ohio operations fall within the statutory definition of both a “natural gas company” and a “pipeline company” and that Columbia Transmission’s property is to be assessed at the significantly lower “natural gas company” assessment ratio beginning with the 2001 tax year. Columbia Transmission also made constitutional arguments in the case. The Ohio Tax Commissioner appealed the decision to the Ohio Supreme Court on July 31, 2006, which heard oral arguments on May 2, 2007. On February 14, 2008, the Ohio Supreme Court ruled in favor of the Ohio Tax Commissioner, finding that the Board of Tax Appeals erred on the statutory definition issue and that Columbia Transmission’s constitutional challenges had no merit. All taxes subject to the appeal had been paid under protest, so there is no adverse impact to NiSource’s financial statements from the decision. NiSource continues to review its options with respect to this matter.
E. Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in the EPA’s Climate Leaders program. On April 2, 2007, in Massachusetts v. EPA, the Supreme Court ruled that the EPA does have authority under the Clean Air Act to regulate emissions of greenhouse gases if it is determined that greenhouse gases have a negative impact on human health or the environment. NiSource will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.
Implementation of the fine particulate matter and ozone national ambient air quality standards may require imposition of additional controls on boilers, engines and turbines. On April 15, 2004, the EPA finalized the eight-hour ozone nonattainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from facilities owned by electric generation and gas transmission and storage operations. On March 29, 2007, the EPA signed a rule to govern implementation of the NAAQS for particulate matter (PM-2.5) that the EPA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
promulgated in 1997. The rule addresses a wide range of issues, including state rulemaking requirements as well as attainment demonstration requirements and deadlines. States must evaluate for potential reduction measures for the emission of particulate matter and its precursors such as SO2 and NOx. The rule includes a conditional presumption that, for power plants subject to the CAIR, compliance with CAIR would satisfy Reasonably Available Control Measures and Reasonably Available Control Technology requirements for SO2 and NOx. States must submit their SIPs to the EPA by April 2008. Also, on September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter. The final rule increased the stringency of the current fine particulate (PM2.5) standard, added a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter), and revoked the annual PM10 standards while retaining the 24-hour PM10 standards. The EPA designations of areas not meeting the new fine particulate matter standards are due by November 2009, effective in April 2010. The SIPs detailing how states will reduce emissions to meet the NAAQS will be due three years later with attainment due by April 2015 with a possible five year extension to April 2020. These actions could require further reductions in NOx emissions from various emission sources in and near nonattainment areas, including reductions from Gas Transmission and Storage Operations. NiSource will continue to closely monitor developments in these matters and cannot accurately estimate the timing or cost of emission controls at this time.
On June 21, 2007, the EPA announced a proposed rule to tighten the NAAQS for ozone. The proposed rule includes a provision to increase the stringency of the standard from the current 0.08 ppm to between 0.070 and 0.075 ppm. For the new standard, the EPA is considering a range of options from further tightening the standard to 0.060 ppm to retaining the level at the current standard. Additionally, the EPA is proposing two alternatives for the secondary ozone standard that includes a new cumulative standard even more stringent than the primary one or establishment of the secondary standard at the level of the primary standard. Depending on the stringency and form of any such revision to the standards, the number of areas that fail to attain the standards could significantly increase across the country. If a number of areas do not meet the new standards, resulting rulemakings to implement the standards and improve air quality in these areas over the next several years could lead to additional pressure to reduce emissions of NOx, an ozone precursor, from facilities owned by electric generation and gas transmission and storage operations. NiSource will closely monitor developments in these matters and cannot at this time accurately estimate the timing or cost of emission controls that may eventually be required.
Gas Distribution Operations. Several Gas Distribution Operations subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws, as well as at MGP sites, which such subsidiaries, or their corporate predecessors, own or previously owned or operated. Gas Distribution Operations subsidiaries may be required to share in the cost of cleanup of such sites. In addition, some Gas Distribution Operations subsidiaries have responsibility for corrective action under the RCRA for closure and cleanup costs associated with underground storage tanks and under the Toxic Substances Control Act for cleanup of PCBs. The final costs of cleanup have not yet been determined. As site investigations and cleanup proceed and as additional information becomes available reserves are adjusted.
A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors are the current or former owner. The program has identified up to 86 such sites and initial investigations have been conducted at 54 sites. Additional investigation activities have been completed or are in progress at 50 sites and remedial measures have been implemented or completed at 37 sites. This effort includes the sites contained in the January 2004 agreement entered into with the IDEM, Northern Indiana, Kokomo Gas, and other Indiana utilities under the Indiana Voluntary Remediation Program. Only those site investigation, characterization and remediation costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5. As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the SEC’s SAB No. 92, SFAS No. 5 and SOP No. 96-1. As of December 31, 2007 and 2006, reserves of approximately $63.4 million and $57.1 million, respectively, have been recorded to cover probable environmental response actions for Gas Distribution Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Gas Transmission and Storage Operations. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA Administrative Order by Consent. The program pursuant to the Administrative Order by Consent covers approximately 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at all but 7 of the 245 facilities. The AOC was amended in 2007 to facilitate payment of EPA oversight costs and to remove remediated sites from the AOC. As of December 31, 2007 and 2006, the remaining environmental liability recorded on the Consolidated Balance Sheets for Gas Transmission and Storage Operations was approximately $5.4 million and $6.3 million, respectively.
Columbia Transmission and Columbia Gulf are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation of cleanup costs has yet to be determined. As site investigations and cleanups proceed and as additional information becomes available reserves will be adjusted.
On February 21, 2007, Pennsylvania Department of Environmental Protection provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. Columbia Transmission plans to engage in further discussions with the agency regarding the proposed order, including the rationale for the proposed penalty. The site in question is subject to an existing EPA Administrative Consent Order.
In October, 2006, the Ohio EPA released a preliminary NOx control rule covering the Cleveland-Akron ozone nonattainment area. The final rule for this eight county area became effective on December 22, 2007. Evaluation of this new final rule determined that no existing Columbia facilities are significantly impacted based on the horsepower applicability threshold. The possibility does still exist for the rule to be expanded to cover the entire state. This future expansion could require additional controls and/or operational restrictions at numerous compressor stations so Columbia Transmission is continuing their dialogue with Ohio EPA on future rule developments.
On September 26, 2007, Columbia Transmission received an NOV related to bentonite discharge associated with a horizontal directional drill operation for the Hardy Storage project. On November 29, 2007, Columbia Transmission received an NOV related to the collapse of Swift Run stream bed associated with the same horizontal directional drill operation. NiSource has provided the Virginia Department of Environmental Quality a draft Corrective Action plan and continues to work with the Virginia Department of Environmental Quality in finalizing this plan. The amount of fines are uncertain at this time. Stream restoration activities are continuing. Continued monitoring of the stream will occur for the next six months to two years.
Electric Operations.
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction NOx reduction technology at each of its active generating stations and is currently in compliance with the NOx limits. In implementing the NOx compliance plan; Northern Indiana has expended approximately $290 million as of December 31, 2007. Actual costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.
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
On September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter as described above under, “General.” The new rules set forth in this standard could impact the emission control requirements for coal-fired boilers including Northern Indiana’s electric generating stations. Northern Indiana will continue to closely monitor developments in these matters and cannot accurately estimate the impact, timing or cost of emission controls at this time.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern states, including electric utilities in Indiana, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. On March 15, 2006, the EPA signed three related rulemakings providing final regulatory decisions on implementing the CAIR. The EPA, in one of the rulings, denied several petitions for reconsideration of various aspects of the CAIR, including requests by Northern Indiana to reconsider SO2 and NOx allocations. The main rulemaking established federal implementation plans, or FIPs, for power plants to ensure that the emissions reductions required by the CAIR are achieved on schedule and provide criteria, whereby SIPs that meet a majority of the federal requirements or abbreviated SIPs could be approved if submitted by the states within six months of the September 2006 deadline. As an affected state, Indiana structured, and preliminarily adopted in June 2006, a draft rule to meet the EPA abbreviated CAIR SIP requirements and should therefore be eligible for a six-month extension of the submittal deadline. The Air Pollution Control Board adopted the final rules on November 1, 2006. The CAIR rules became effective in Indiana on February 25, 2007. In a petition filed with the IURC in December 2006, Northern Indiana provided plans for the first phase of the emission control construction required to address the Phase I CAIR requirements and a request for appropriate cost treatment and recovery. Northern Indiana’s plan includes the upgrade of existing emission controls on three generating units for an estimated cost of $23 million and anticipates that these expenses are recoverable. Northern Indiana will continue to closely monitor developments in these matters and expects to install additional emission controls for the second phase of CAIR, but cannot accurately estimate the timing or cost of the emission controls at this time.
On October 3, 2007, the Indiana Air Pollution Control Board adopted, with minor changes from the EPA Clean Air Mercury Rule, the state rule to implement EPA’s CAMR. The rule became effective on February 3, 2008, with compliance required in 2010. The EPA FIP rule, published December 22, 2006, has not been finalized and is intended only as a backstop for states such as Indiana that missed the November 17, 2006 submittal deadline but are working diligently to finalize its state rule. The IDEM has indicated it is planning on utilizing an option in the FIP that allows the state to submit a request for partial approval to use the IDEM’s allowance allocation methodology until the EPA is able to approve the full state plan. The state’s request for partial approval will be due to the EPA upon the effective date of the final FIP, estimated to be in the first half of 2008. The EPA would not record allowance allocations for 2010 until September 2008. The FIP would be rescinded upon EPA acceptance of the Indiana rule. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules addressing utility mercury emissions that are the stimulus for the Indiana Air Pollution Control Board’s CAMR. The first is the EPA’s rule delisting coal and oil-fired electric generating units from the list of sources whose emissions are regulated under section 112 of the Clean Air Act, 42 U.S.C. § 7412. Revision of December 2000 Regulatory Finding (“Delisting Rule”), 70 Fed. Reg. 15,994 (March 29, 2005). The second is the EPA’s rule that set performance standards for new coal-fired electric generating units and established total mercury emission limits for States along with a cap-and-trade program for new and existing coal-fired electric generating units. Standards of Performance for New and Existing Stationary Sources: Electric Utility Steam Generating Units (“CAMR”), 70 Fed. Reg. 28,606 (May 18, 2005). This decision and the EPA’s response will affect the implementation and timing of the installation of controls to address potential mercury reduction obligations. Northern Indiana will closely monitor developments regarding any further action by the EPA and subsequent regulatory developments from the EPA and/or the Indiana Air Pollution Control Board in this matter.
Local air quality has improved in three counties in which Northern Indiana generating assets are located. In recognition of this improvement in local air quality, the IDEM prepared petitions for submittal to the EPA seeking redesignation of the Indiana counties of Lake, Porter, and LaPorte to attainment of the eight-hour ozone NAAQS. Final EPA rulemaking approving the LaPorte County redesignation became effective on July 19, 2007. The EPA approval for Lake and Porter counties is undergoing further evaluation and may be delayed until after the 2008

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
ozone season due to monitored values in 2007 at one site that put the design value just above the NAAQS. On October 3, 2007, the Air Pollution Control Board adopted the redesignation of LaPorte County to attainment as part of a reformatting of the state attainment designation rule. The rule became effective January 28, 2008. Upon promulgation of the EPA and subsequent IDEM regulations to implement the redesignations to attainment, new source review rules are expected to change from nonattainment new source review rules to prevention of significant deterioration while measures responsible for existing emission reductions would continue. Northern Indiana will continue to closely monitor developments in these matters and cannot accurately estimate the outcome or timing of the approval of the petitions.
On March 14, 2007, Indiana proposed a draft rule to implement the EPA BART requirements for reduction of regional haze. On October 3, 2007, the Indiana Air Pollution Control Board adopted, with some minor modifications, a rule to implement the EPA BART requirements for reduction of regional haze. The rule became effective February 22, 2008, with compliance with any required BART controls within five years (2013). The language of the final rule relies upon the provisions of the Indiana CAIR to meet requirements for NOx and SO2 and does not impose any additional control requirements on coal-fired generation emissions, including those of Northern Indiana. As part of the BART analysis process, the IDEM is still evaluating the potential impact of particulate matter from electric generating units to determine if there are impacts on Class I areas. Northern Indiana will work closely with IDEM regarding the particulate matter analysis requirements of the BART analysis. Northern Indiana will closely monitor developments in these matters and at this time cannot accurately estimate the timing or cost of any emission controls that may be required.
In late 1999, the EPA initiated a New Source Review enforcement action against several industries, including the electric utility industry, concerning rule interpretations that have been the subject of recent (prospective) reform regulations. Northern Indiana has received and responded to the EPA information requests on this subject, most recently in June 2002. The EPA issued an NOV to Northern Indiana on September 29, 2004, for alleged violations of the Clean Air Act and the SIP. Specifically, the NOV alleges that modifications were made to certain boiler units at the Michigan City, Schahfer, and Bailly Generating Stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. An adverse outcome in this matter could require capital expenditures beyond the EPA requirements that cannot be determined at this time and could require payment of substantial penalties. On April 2, 2007, in Environmental Defense v. Duke Energy Corp, the US Supreme Court overturned a Fourth Circuit Court decision related to the determination of a ‘modification’ under the Clean Air Act’s new source review program. The Supreme Court ruled that under the new source review program an ‘annual emission increase’ test must be applied and rejected Duke Energy Corp’s arguments and a Fourth Circuit Court decision that a ‘maximum hourly’ test was appropriate. The case will now go back to the trial court to address whether or not a ‘modification’ occurred and whether Duke Energy Corp is required to install pollution control devices and pay any penalties. Northern Indiana is unable, at this time, to predict the timing or outcome of this EPA action.
Water. The Great Lakes Water Quality Initiative program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana’s three electric generating stations located on Lake Michigan. The state of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. The NPDES water discharge permit for Michigan City Generating Station has been issued and became effective on April 1, 2006. Engineering studies have begun to determine specific compliance costs for this facility. The permit for the Bailly Generating Station was issued on June 26, 2006, and became effective on August 1, 2006. Northern Indiana has since appealed the Bailly Generating Station NPDES permit, due to an unacceptable internal outfall monitoring permit condition. The Bailly NPDES permit is currently being modified to resolve the monitoring issue and to address the 316(b) rule status due to the remand mentioned below. Due to additional pending studies, the cost of complying with the permit requirements cannot be estimated at this time.
On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. On January 25, 2007, the Second Circuit in a court decision on the Phase II 316(b) rule, remanded for EPA reconsideration the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
options providing flexibility for meeting the requirements of the rule. On March 20, 2007, the EPA issued a guidance memo advising its Regional Administrators that the Agency considers the 316(b), Phase II Rule governing cooling water withdrawals suspended and will be issuing a Federal Register notice to that effect. On July 9, 2007, the EPA published a notice in the Federal Register suspending the Phase II rule. The notice explained that the EPA is not accepting comments on the suspension and notes that “best professional judgment” is to be used in making 316(b) decisions. The EPA will need to propose a revised 316(b) rule and/or provide guidance to address the impact of the court decision. Northern Indiana will closely monitor the EPA rule developments.
On July 5, 2007, the Second Circuit Court of Appeals denied the petitions for rehearing asking the court to reconsider its remand of the Phase II 316(b) ruling. Various parties submitted petitions for a writ of certiorari to the U. S. Supreme Court in early November seeking to reverse the Second Circuit Court’s decision. Northern Indiana will continue to closely monitor this activity.
IDEM recently issued a renewed NPDES Permit for the Northern Indiana’s Michigan City Generating Station. The permit requires that the facility meet the Great Lakes Initiative discharge limits for copper. The Michigan City Generating Station has a four year compliance schedule to meet these limits, which ends April 1, 2011. Northern Indiana is evaluating alternatives for treating copper in wastewater at the Michigan City Generating Station.
Great Lakes Initiative-based discharge limits for mercury have also been set for both the Bailly and the Michigan City Generating Stations. Northern Indiana will collect data, develop and implement pollution reduction program plans, to demonstrate progress in reducing mercury discharge.
Remediation. Northern Indiana is a potentially responsible party under the CERCLA and similar state laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, the Remedial Investigation and Feasibility Study was submitted to EPA in 2007. The EPA has issued a proposed plan to remediate the site which is in the public comment period. At the second site, Northern Indiana has agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal. In addition, Northern Indiana has corrective action liability under the RCRA for three facilities that historically stored hazardous waste.
On March 31, 2005, the EPA and Northern Indiana entered into an Administrative Order on Consent under the authority of Section 3008(h) of the RCRA for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. Investigation activities are complete and Northern Indiana is awaiting EPA comments on proposed remedial actions. A reserve has been established to fund the remedial measures proposed to EPA. The final costs of cleanup could change based on EPA review.
On September 13, 2006, IDEM advised Northern Indiana that further investigation of historic releases from two previously removed underground storage tanks at the Schahfer Generating Station would need to be investigated. Northern Indiana completed an investigation of potentially impacted soils and groundwater in 2007 and submitted results to the IDEM Leaking Underground Storage Tank section. As of the end of 2007, the IDEM has not responded.
As of December 31, 2007 and 2006, reserves of approximately $3.1 million and $3.6 million, respectively, have been recorded to cover probable environmental response actions for Electric Operations. The ultimate liability in connection with these sites cannot be estimated at this time but could be significant.
Other Operations. NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations including those of propane operations, petroleum operations, and CER. The most significant environmental liability relates to former MGP sites whereas less significant liabilities are associated with former petroleum operations and former mercury metering stations. A total of four MGP sites have been identified with investigation having been completed at three sites and remediation at two sites. In regards to these sites NiSource affiliate Columbia Petroleum and five other companies received notice from the EPA on November 20, 2006 to enter into an order to investigate and remediate four parcels which included the Macungie Bulk Terminal once owned and operated by Columbia Petroleum for a limited duration. Negotiations with the EPA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
ultimately resulted in an AOC in which the EPA did not require Columbia Petroleum’s participation. That is, an AOC was entered into on or about July 23, 2007 by Farm & Home and CRL Holdings, LP requiring free product removal and soil vapor recovery at the property formerly owned and operated by Columbia Petroleum. Pipeline Petroleum Inc., the owner to east, concurrently entered into two AOCs with respect to its adjacent terminal, including the AOC involving the Farm & Home and CRL Holdings, LP. Farm & Home further entered into a separate AOC concerning its nearby terminals to the west. Columbia Petroleum was not named as a party to any of the AOCs but is defending Farm & Home with respect to the AOC involving Farm & Home, CRL Holdings, LP and Pipeline Petroleum Inc. Coverage for that defense and associated remedial costs are being provided by Greenwich under a reservation of rights. An Interim Remedial Measure for mechanical free product recovery was approved by the EPA on September 5, 2007. A Remedial Action Plan was subsequently conditionally approved by the EPA on September 18, 2007. Both the Interim Remedial Measure and Remedial Action Plan are currently being implemented by the parties. The owner of a terminal immediately to the south, Buckeye Pipeline, has been under a separate AOC with the EPA for more than a year. Buckeye Pipeline recently announced its intention to acquire (via a stock purchase) Farm & Home sometime in 2008.
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
As of December 31, 2007 and 2006, reserves of approximately $77.2 million and $72.6 million, respectively, have been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on many factors including currently enacted laws and regulations, existing technology and estimated site-specific costs whereby assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. NiSource’s estimated environmental remediation liability will be refined as events in the remediation process occur. Actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
F. Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $53.5 million in 2007, $58.5 million in 2006 and $54.7 million in 2005, and are primarily charged to operation and maintenance expense as incurred. Capital leases and related accumulated depreciation included in the Consolidated Balance Sheets were $2.6 million and $1.1 million at December 31, 2007, and $4.2 million and $2.3 million at December 31, 2006, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

	Operating	Capital
(in millions)	Leases	Leases

2008	$48.9	$3.7
2009	45.6	3.8
2010	39.6	0.6
2011	33.8	0.1
2012	27.2	0.2
After	70.7	0.6

Total future minimum payments	$265.8	$9.0

G. Purchase and Service Obligations. NiSource has entered into various purchase and service agreements whereby NiSource is contractually obligated to make certain minimum payments in future periods. NiSource’s purchase obligations are for the purchase of physical quantities of natural gas, electricity and coal. NiSource’s service agreements encompass a broad range of business support and maintenance functions which are generally described below.
NiSource’s subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent minimum quantities of these commodities NiSource is obligated to purchase at both fixed and variable prices.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2008 to 2027, require NiSource to pay fixed monthly charges.
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. On December 12, 2007, NiSource Corporate Services amended its agreement with IBM. Under the amended agreement, NiSource will reassume responsibility for business support functions including human resource administration, payroll, accounts payable, supply chain (procurement), sales centers, and the majority of meter to cash operations (billing and collections). During 2007, NiSource had already begun to bring certain finance and accounting functions back within the company. These functions include general accounting, fixed asset accounting, and budgeting. In the Customer Contact Centers, interim operational responsibility will be retained by IBM, although NiSource intends to pursue a direct arrangement with Vertex, which currently operates the contact center as a subcontractor for IBM. IBM will retain responsibility for information technology operations. Support functions returning to NiSource will be transitioned in a phased approach throughout 2008. NiSource Corporate Services will continue to pay IBM for the amended services under a combination of fixed or variable charges, with the variable charges fluctuating based actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $770 million to IBM in service fees and project costs over the remaining 7.5 year term, of which $5.8 million is reflected as capital lease payment. Under the original agreement, NiSource Corporate Services expected to pay IBM approximately $1.6 billion in services fees and project cost over ten years.
Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s un-recovered capital investments, and IBM wind-down expense. This termination fee could be a material amount depending on the events giving rise to termination and the timing of the termination.
Northern Indiana has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2013.
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
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring equal annual payments of $5.0 million per annual period over 10 years beginning in January 2008. While this software was not placed in service as of December 31, 2007, testing was substantially completed and NiSource Corporate Services did not have the ability to terminate the agreement without cause. Final acceptance of the software installation was made on January 2, 2008 and the software is expected to be placed in service in first half of 2008. The payments associated with this license agreement is included within, “Other service obligations,” in the table of contractual commitments.
The estimated aggregate amounts of minimum fixed payments at December 31, 2007, were:

	Energy Commodity	Pipeline Service	IBM Service	Other Service
(in millions)	Agreements	Agreements	Agreement	Agreements

2008	$487.1	$260.2	$131.9	$117.6
2009	243.7	219.3	104.6	67.2
2010	106.6	183.7	106.5	44.2
2011	39.7	163.7	99.5	45.1
2012	39.7	151.3	95.6	37.5
After	118.9	558.3	225.7	164.2

Total purchase and service obligations	$1,035.7	$1,536.5	$763.8	$475.8

19. Accumulated Other Comprehensive Income
The following table displays the components of Accumulated Other Comprehensive Income.

Year Ended December 31, (in millions)	2007	2006

Other comprehensive income (loss), before tax:
Unrealized gains on securities	$7.2	$3.9
Tax expense on unrealized gains on securities	(2.8)	(1.7)
Unrealized gains on cash flow hedges	10.2	43.8
Tax expense on unrealized gains on cash flow hedges	(2.6)	(12.4)
Unrecognized pension benefit and OPEB costs	(0.5)	(20.2)
Tax benefit on unrecognized pension benefit and OPEB costs	0.2	7.5

Total Accumulated Other Comprehensive Income, net of taxes	$11.7	$20.9

20. Other, Net

Year Ended December 31, (in millions)	2007	2006	2005

Interest income	$12.3	$8.8	$23.6
Sales of accounts receivable	(20.9)	(20.1)	$(12.5)
Miscellaneous	2.1	4.8	2.9

Total Other, net	$(6.5)	$(6.5)	$14.0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
21. Interest Expense, Net

Year Ended December 31, (in millions)	2007	2006	2005

Interest on long-term debt	$362.0	$350.5	$394.2
Interest on short-term borrowings	45.5	33.4	4.2
Discount on prepayment transactions	7.3	7.7	17.6
Allowance for borrowed funds used and interest capitalized during construction	(17.1)	(11.1)	(3.2)
Other	3.0	6.9	7.3

Total Interest Expense, net	$400.7	$387.4	$420.1

22. Segments of Business
Under provisions of SFAS No. 131, operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The NiSource Chief Executive Officer is the chief operating decision maker.
NiSource’s operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana, Massachusetts, Maine and New Hampshire. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana. The Other Operations segment primarily includes gas and power marketing, and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Year Ended December 31, (in millions)	2007	2006	2005

REVENUES
Gas Distribution Operations
Unaffiliated	$4,965.8	$4,679.3	$5,098.1
Intersegment	33.1	19.3	23.9

Total	4,998.9	4,698.6	5,122.0

Gas Transmission and Storage Operations
Unaffiliated	644.2	618.3	575.0
Intersegment	226.3	246.2	260.1

Total	870.5	864.5	835.1

Electric Operations
Unaffiliated	1,361.6	1,302.2	1,245.5
Intersegment	1.5	1.6	2.1

Total	1,363.1	1,303.8	1,247.6

Other Operations
Unaffiliated	967.1	890.9	974.3
Intersegment	50.7	39.0	57.5

Total	1,017.8	929.9	1,031.8

Adjustments and eliminations	(310.5)	(306.8)	(340.7)

Consolidated Revenues	$7,939.8	$7,490.0	$7,895.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Year Ended December 31, (in millions)	2007	2006	2005

Operating Income (Loss)
Gas Distribution Operations	$332.8	$290.0	$368.2
Gas Transmission and Storage Operations	362.0	340.8	344.4
Electric Operations	261.5	310.4	293.3
Other Operations	8.1	(40.2)	(12.3)
Corporate	(32.5)	(21.0)	(41.0)

Consolidated	$931.9	$880.0	$952.6

Depreciation and Amortization
Gas Distribution Operations	$234.5	$231.4	$224.6
Gas Transmission and Storage Operations	117.1	114.9	114.1
Electric Operations	191.9	187.3	185.9
Other Operations	10.5	9.8	10.5
Corporate	5.2	5.8	9.1

Consolidated	$559.2	$549.2	$544.2

Assets
Gas Distribution Operations	$6,947.6	$6,933.9	$6,917.5
Gas Transmission and Storage Operations	3,517.9	3,414.4	3,082.3
Electric Operations	3,382.6	3,429.5	3,189.0
Other Operations	1,361.5	1,606.5	1,683.5
Corporate	2,795.2	2,772.2	3,086.2

Consolidated	$18,004.8	$18,156.5	$17,958.5

Capital Expenditures (a)
Gas Distribution Operations	$290.0	$283.4	$283.5
Gas Transmission and Storage Operations	229.4	197.1	153.7
Electric Operations	242.6	151.2	132.8
Other Operations	2.5	3.4	6.2
Corporate	23.8	2.3	14.2

Consolidated	$788.3	$637.4	$590.4

(a)	Excludes investing activities in equity investments.
23. Hurricanes
In September 2004, hurricane Ivan damaged certain Columbia Gulf property and in the third quarter of 2005, Columbia Gulf incurred additional damages to its pipeline assets and facilities as a result of hurricanes Katrina and Rita. Total costs recorded to repair damages in 2007, 2006, and 2005 were $12.1 million, $42.3 million, and $4.5 million respectively. Columbia Gulf is covered by insurance for these damages subject to a $1.0 million deductible per incident. Amounts billed for reimbursement through insurance are recorded within “Accounts Receivable,” on the Consolidated Balance Sheets. For the years ended December 31, 2007, 2006, and 2005, Columbia Gulf had received $8.5 million, $4.0 million, and zero in insurance recoveries related to these damages and incurred a deductible of zero, $1.8 million, and $1.2 million as a deductible under its insurance policies. Costs to repair damages are recognized when costs are incurred or as information becomes available to estimate the damages incurred. As of December 31, 2007 and 2006, Columbia Gulf had a receivable of $43.4 million and $39.8 million related to the hurricanes.
24. Subsequent Events
Pending Sale of Northern Utilities and Granite State Gas
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
of closing. Historically, net working capital has averaged approximately $25 million. Under the terms of the transaction, Unitil Corporation will acquire Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. The transaction, expected to be complete by the end of 2008, is subject to federal and state regulatory approvals. During the quarter ended March 31, 2008, NiSource expects to recognize an after tax loss of approximately $65 million related to the pending sale and to account for Northern Utilities and Granite State Gas as discontinued operations.
NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Bay State. NiSource is retaining its ownership of Bay State as a core component of the company’s long-term, investment-driven growth strategy.
Hartsville Compressor Station
On February 5, 2008, a tornado struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements of 2.156 Bcf per day could not be met. Since that time Columbia Gulf has restored the majority of gas flow to 1.5 Bcf per day, however full contractual agreements still cannot be met. Although temporary solutions are being investigated to restore system capabilities as soon as possible, a permanent solution for rebuilding the compressor station may take 18 to 24 months. Over the course of the next 24 months, firm transportation contracts of approximately 1.1 Bcf per day will expire and there is a risk some of those may not be renewed due to the reduced system capabilities.
NiSource expects the majority of the reconstruction costs of the compressor station and ancillary facilities plus business interruption losses will be recoverable through insurance during the 18 to 24 month period.

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

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2007
Gross revenues	$2,893.7	$1,577.1	$1,241.0	$2,228.0
Operating Income	434.6	143.3	112.9	241.1
Income from Continuing Operations	209.1	28.2	9.8	64.9
Results from Discontinued Operations - net of taxes	7.6	(1.5)	1.2	2.1
Net Income	216.7	26.7	11.0	67.0

Basic Earnings (Loss) Per Share
Continuing Operations	0.76	0.11	0.03	0.24
Discontinued Operations	0.03	(0.01)	0.01	—

Basic Earnings Per Share	$0.79	$0.10	$0.04	$0.24

Diluted Earnings (Loss) Per Share
Continuing Operations	0.76	0.11	0.03	0.24
Discontinued Operations	0.03	(0.01)	0.01	—

Diluted Earnings Per Share	$0.79	$0.10	$0.04	$0.24

2006
Gross revenues	$2,972.5	$1,311.5	$1,156.4	$2,049.6
Operating Income	367.6	132.7	136.5	243.2
Income from Continuing Operations	173.0	22.1	26.0	92.4
Results from Discontinued Operations - net of taxes	(0.5)	(1.1)	(0.2)	(29.9)
Change in Accounting — net of taxes	0.4	—	—	—
Net Income	172.9	21.0	25.8	62.5

Basic Earnings (Loss) Per Share
Continuing Operations	0.63	0.08	0.10	0.33
Discontinued Operations	—	—	—	(0.11)

Basic Earnings Per Share	$0.63	$0.08	$0.10	$0.23

Diluted Earnings (Loss) Per Share
Continuing Operations	0.63	0.08	0.10	0.33
Discontinued Operations	—	—	—	(0.11)

Diluted Earnings Per Share	$0.63	$0.08	$0.10	$0.22

(a)	During the fourth quarter of 2007, Whiting Clean Energy redeemed its outstanding long-term notes. The associated redemption premium of $40.6 million was recorded as a loss on early extinguishment of long-term debt.

(b)	During the fourth quarter of 2007, Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues. This correction resulted in a $30.6 million reduction in net revenues.

(c)	During the fourth quarter of 2007, NiSource recognized $10 million in additional costs related to its Amended Outsourcing Agreement with IBM.

(d)	During the fourth quarter of 2006, NiSource recognized a pre-tax loss of $13.1 million on equity earnings (loss) in unconsolidated affiliates primarily related to Millennium.

(e)	During the fourth quarter of 2006, NiSource results include a $17.0 million accrual in conjunction with the BP contract revision.

(f)	The loss from discontinued operations in the fourth quarter of 2006 reflects an increase to legal reserves.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Regristrant
Balance Sheet

As of December 31, (in millions)	2007	2006

ASSETS
Investments and Other Assets:
Net assets of discontinued operations	$6.1	$11.9
Investments in subsidiary companies	8,929.0	8,706.0

Total Investments and Other Assets	8,935.1	8,717.9

Current Assets:
Cash and cash equivalents	0.4	2.9
Amounts receivable from subsidiaries	240.9	246.9
Other Current Assets	23.1	26.6

Total Current Assets	264.4	276.4

Other (principally notes receivable from associated companies)	65.5	65.5

TOTAL ASSETS	$9,265.0	$9,059.8

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$5,076.6	$5,013.6

Total Capitalization	5,076.6	5,013.6

Current Liabilities	316.5	263.4
Other (principally notes payable to associated companies)	3,871.9	3,782.8

TOTAL CAPITALIZATION AND LIABILITIES	$9,265.0	$9,059.8

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Regristrant
Statement of Income

Year Ended December 31, (in millions, except per share amounts)	2007	2006	2005

Equity in net earnings of subsidiaries	$462.6	$447.3	$479.8

Other income (deductions):
Administrative and general expenses	(27.9)	(24.9)	(27.3)
Loss on sale or impairment of assets	—	—	(8.1)
Interest income	5.9	11.3	2.1
Interest expense	(230.6)	(221.6)	(220.9)
Other, net	(3.0)	0.8	(87.2)

Total Other income (deductions)	(255.6)	(234.4)	(341.4)

Income from continuing operations before income taxes	207.0	212.9	138.4
Income taxes	(105.0)	(100.6)	(145.7)

Income from continuing operations	312.0	313.5	284.1

Income (Loss) from discontinued operations — net of taxes	1.1	(31.7)	(20.8)
Gain on Disposition of discontinued operations — net of taxes	8.3	—	43.5
Change in accounting — net of taxes	—	0.4	(0.3)

NET INCOME	$321.4	$282.2	$306.5

Average common shares outstanding (millions)	273.8	272.6	271.3
Diluted average common shares (millions)	274.7	273.4	273.0
Basic earnings (loss) per share
Continuing operations	$1.14	$1.15	$1.05
Discontinued operations	0.03	(0.11)	0.08

Basic earnings per share	$1.17	$1.04	$1.13

Diluted earnings (loss) per share
Continuing operations	$1.14	$1.14	$1.04
Discontinued operations	0.03	(0.11)	0.08

Diluted earnings per share	$1.17	$1.03	$1.12

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Nisource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement OF Cash Flows

Year Ended December 31, (in millions)	2007	2006	2005

Net cash provided in operating activities	$149.0	$312.4	$229.5

Cash flows provided by (used in) investing activities:
Constuction work in progress	—	—	(0.1)
Investments	0.6	(5.3)	3.6
Increase (decrease) in notes receivable from subsidiaries	13.9	(72.9)	(36.9)

Net cash provided by (used in) investing activities	14.5	(78.2)	(33.4)

Cash flows provided by (used in) financing activities:
Retirement of long-term debt	—	(144.4)	—
Issuance of common shares	8.2	21.9	40.0
Increase in notes payable to subsidiaries	80.0	146.7	15.9
Cash dividends paid on common shares	(252.1)	(251.9)	(250.3)
Acquisition of treasury shares	(2.1)	(6.1)	(1.6)

Net cash used in financing activities	(166.0)	(233.8)	(196.0)

Net (decrease) increase in cash and cash equivalents	(2.5)	0.4	0.1
Cash and cash equivalents at beginning of year	2.9	2.5	2.4

Cash and cash equivalents at end of year	$0.4	$2.9	$2.5

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Nisource Inc.
Schedule I
Condensed Financial Information of Registrant
Notes To Condensed Financial Statements
1. Dividends from Subsidiaries
Cash dividends paid to NiSource by its consolidated subsidiaries were: $350.0 million, $593.1 million and $471.5 million in 2007, 2006 and 2005, respectively. In addition, NiSource received: $44.1 million, $22.0 million and $3.4 million in cash distributions from equity investments adjusted for investments sold in connection with discontinued operations in 2007, 2006 and 2005, respectively.
2. Notes to Financial Statements
See Item 8 for the full text of notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Nisource Inc.
Schedule II — Valuation AND Qualifying ACCOUNTS
Twelve months ended December 31, 2007

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2007	Acquisitions	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2007

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	42.1	—	56.6	56.0	—	116.7	38.0
Reserve for other investments	10.1	—	—	—	—	7.1	3.0

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	72.6	—	13.3	13.5	—	22.2	77.2
Restructuring reserve	7.1	—	—	—	—	4.3	2.8
Reserve for cost of operational gas	5.2	—	0.5	—	—	—	5.7
Accumulated provision for rate refund	3.9	—	0.6	1.9	—	2.0	4.4
Unpaid medical claims	5.1	—	16.9	—	—	15.3	6.7

*	Charged to Other Accounts reflects the reestablishment of reserves for uncollectible accounts previously written off or charges to either Property, Plant and Equipment or other regulatory asset accounts based on state regulatory commission orders or precedents.
Twelve months ended December 31, 2006

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2006	Acquisitions	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2006

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	67.9	—	61.5	52.2	—	139.5	42.1
Reserve for other investments	10.1	—	—	—	—	—	10.1

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	68.8	—	17.9	—	—	14.1	72.6
Restructuring reserve	24.5	—	—	—	—	17.4	7.1
Reserve for cost of operational gas	3.8	—	1.4	—	—	—	5.2
Accumulated provision for rate refund	6.2	—	2.3	(4.1)	—	0.5	3.9
Unpaid medical claims	5.6	—	14.0	—	—	14.5	5.1

*	Charged to Other Accounts reflects the reestablishment of reserves for uncollectible accounts previously written off or charges to either Property, Plant and Equipment or other regulatory asset accounts based on state regulatory commission orders or precedents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Nisource Inc.
Schedule II — Valuation AND Qualifying ACCOUNTS (CONTINUED)
Twelve months ended December 31, 2005

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2005	Acquisitions	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2005

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	55.6	—	71.5	39.9	—	99.1	67.9
Reserve for other investments	10.1	—	—	—	—	—	10.1

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	72.6	—	9.3	6.1	—	19.2	68.8
Restructuring reserve	14.6	—	19.3	—	—	9.4	24.5
Reserve for cost of operational gas	3.2	—	0.5	0.1	—	—	3.8
Accumulated provision for rate refund	9.4	—	(2.7)	1.1	—	1.6	6.2
Unpaid medical claims	5.1	—	15.8	—	—	15.3	5.6

*	Charged to Other Accounts reflects the reestablishment of reserves for uncollectible accounts previously written off or charges to either Property, Plant and Equipment or other regulatory asset accounts based on state regulatory commission orders or precedents.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NiSource Inc.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
NiSource’s chief executive officer and its principal financial officer, after evaluating the effectiveness of NiSource’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, NiSource’s disclosure controls and procedures were not effective to provide reasonable assurance that financial information was processed, recorded and reported accurately as evidenced by the material weakness described below.
Management’s Report on Internal Control Over Financial Reporting
NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control — Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. Management’s evaluation of internal controls for 2007 identified a material weakness in Northern Indiana’s unbilled revenue estimating process.
Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues in the fourth quarter of 2007. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate its unbilled revenue and effective controls from both a design and operating effectiveness perspective were not in place to ensure the adequate calculation and recording of unbilled revenues. As a result, this correction reduced net revenues by $25.5 million in the fourth quarter of 2007. The unbilled revenue estimates were never billed to customers.
As a result of the material weakness identified above, NiSource management has concluded that NiSource’s internal control over financial reporting is not effective as of December 31, 2007. NiSource management has developed a comprehensive plan to strengthen Northern Indiana’s unbilled revenue estimating process and has implemented additional internal controls to verify the accuracy of the monthly calculation. Management is confident that the material weakness will be remediated during the first half of 2008.
Deloitte & Touche LLP, NiSource’s independent registered public accounting firm, issued an attestation report on NiSource’s internal controls over financial reporting which is contained in Item 8, “Financial Statements and Supplementary Data.”
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
In early 2007, a high-level team of NiSource and IBM resources began an overall reassessment of the outsourcing initiative primarily to focus on operational and transformational improvements and remediation and to develop an integrated plan that enables NiSource to achieve its business objectives going forward. In the first quarter of 2007, NiSource decided to bring certain finance and accounting functions back within the company. These functions included general accounting, fixed asset accounting, and budgeting. In December 2007, NiSource and IBM finalized a restructuring of their business services agreement. Under the restructured agreement, IBM will primarily provide information technology services, with a number of other business service functions to be transitioned back

ITEM 9A. CONTROLS AND PROCEDURES (continued)
NiSource Inc.
to the NiSource organization. Going forward, NiSource will be in a position to more effectively manage its employee and administrative expenses, while ensuring delivery of services needed to meet the company’s needs.
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
Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which information is incorporated by reference.
Information regarding delinquent filings under Section 16 of the Securities Exchange Act of 1934 by executive officers and directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which information is incorporated by reference.
Information regarding NiSource’s code of ethics, the audit committee and the audit committee financial expert and procedures for shareholder recommendations for director nominations will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which information is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which information is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which information is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item with respect to certain relationships and related transactions and director independence will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which information is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principle accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which information is incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

NiSource Inc. (Registrant)

Date	March 5, 2008	By:	/s/ Robert C. Skaggs, Jr.
Robert C. Skaggs, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Skaggs, Jr. Robert C. Skaggs, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2008

/s/ Michael W. O’Donnell Michael W. O’Donnell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2008

/s/ Jeffrey W. Grossman Jeffrey W. Grossman	Vice President and Controller (Principal Accounting Officer)	March 5, 2008

/s/ Ian M. Rolland Ian M. Rolland	Chairman and Director	March 5, 2008

/s/ Steven C. Beering	Director	March 5, 2008
Steven C. Beering

/s/ Deborah S. Coleman	Director	March 5, 2008
Deborah S. Coleman

/s/ Dennis E. Foster	Director	March 5, 2008
Dennis E. Foster

/s/ Marty R. Kittrell	Director	March 5, 2008
Marty R. Kittrell

/s/ W. Lee Nutter	Director	March 5, 2008
W. Lee Nutter

/s/ Richard L. Thompson	Director	March 5, 2008
Richard L. Thompson

/s/ Carolyn Y. Woo	Director	March 5, 2008
Carolyn Y. Woo

/s/ Roger A. Young	Director	March 5, 2008
Roger A. Young

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF ITEM

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Current Report on Form 8-K filed on May 16, 2006).

(3.2)	Bylaws of NiSource Inc., as amended and restated through November 28, 2006 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Current Report on Form 8-K filed on November 29, 2006).

(4.1)	Indenture dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.2)	First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.3)	Financing Agreement No. 1 dated November 1, 1988, between Northern Indiana and Jasper County, Indiana regarding $37,000,000 Series 1988A Pollution Control Refunding Revenue Bonds. Identical Financing agreements between Northern Indiana and Jasper County, Indiana provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and $24,000,000 Series 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to the Northern Indiana Current Report on Form 8-K filed on March 16, 1989).

(4.4)	Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.16 to the Northern Indiana Annual Report on Form 10-K for year ended December 31, 1994).

(4.5)	Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.6)	First Supplemental Indenture dated February 16, 1999, by and among NIPSCO Capital Markets, Inc., NIPSCO Industries, Inc., and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.36 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 1999).

(4.7)	Second Supplemental Indenture, dated as of November 1, 2000 among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2000).

(4.8)	Indenture, dated November 14, 2000, among NiSource Finance Corp., NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form S-3, dated November 17, 2000 (Registration No. 333-49330)).

(10.1)	NiSource Inc. Nonemployee Director Stock Incentive Plan (As Amended and Restated effective January 1, 2005) (incorporated by reference to Exhibit 10.9 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.2)	NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.8 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

EXHIBIT INDEX (continued)

EXHIBIT
NUMBER	DESCRIPTION OF ITEM

(10.3)	Amended and Restated NiSource Inc. Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on February 23, 2006). *

(10.4)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Current Report on Form 8-K filed on March 25, 1992). *

(10.5)	NiSource Inc. Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.6)	Form of Change in Control and Termination Agreements and Schedule of Parties to the Agreements (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2005). *

(10.7)	Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.8)	NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.9)	Form of Nonqualified Stock Option Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Current Report on Form 8-K filed on January 3, 2005).*

(10.10)	NiSource Inc. Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.11)	Bay State Gas Company Supplemental Executive Retirement Plan restated January 1, 1992 (incorporated by reference to Exhibit 10.23 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2002). *

(10.12)	NiSource Inc. Executive Severance Policy, effective as of June 1, 2002, as amended and restated effective January 1, 2008.* **

(10.13)	NiSource Inc. Corporate Incentive Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2007).*

(10.14)	Second Amendment to the NiSource Corporate Incentive Plan, effective as of January 1, 2004 as amended effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2005). *

(10.15)	Pension Restoration Plan for NiSource Inc. and Affiliates as Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005). *

(10.16)	Savings Restoration Plan for NiSource Inc. and Affiliates as Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Current Report on Form 8-K filed on December 2, 2005).*

EXHIBIT INDEX (continued)

EXHIBIT
NUMBER	DESCRIPTION OF ITEM

(10.17)	Letter Agreement between NiSource Inc. and Gary L. Neale dated May 23, 2005 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005). *

(10.18)	Amendment, dated November 28, 2006, to Letter Agreement between NiSource Inc. and Gary L. Neale dated May 23, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Current Report on Form 8-K filed on November 29, 2006).*

(10.19)	Letter Agreement between NiSource Inc. and Michael W. O’Donnell dated July 28, 2004 regarding his benefits under the NiSource Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2004).*

(10.20)	Letter Agreement dated August 10, 2005 between Mr. Robert D. Campbell and NiSource Corporate Services (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2006). *

(10.21)	Letter Agreement between NiSource Corporate Services Company and Christopher A. Helms dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005). *

(10.22)	Financing Agreement dated as of December 1, 2003 between Jasper County, Indiana and Northern Indiana Public Service Company (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.23)	Insurance Agreement, dated as of December 18, 2003, by and between AMBAC Assurance Corporation and Northern Indiana Public Service Company (incorporated by reference to Exhibit 10.31 to the NiSource Inc. Annual Report on Form 10-K for the period ended December 31, 2003).

(10.24)	4-Year Letter of Credit Reimbursement Agreement dated as of February 13, 2004 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arranger and Lenders party thereto, as Lenders; Barclays Bank Plc, as Administrative Agent and LC Bank, Barclays Capital as Lead Arranger and Barclays Capital as Sole Book Runner (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(10.25)	Amendment Number 1 to 4-Year Letter Of Credit Reimbursement Agreement (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(10.26)	Amended and Restated Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent and LC Bank dated July 7, 2006 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2006).

(10.27)	Note Purchase Agreement, dated August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.28)	Guaranty of NiSource Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 30, 2007).

EXHIBIT INDEX (ontinued)

EXHIBIT
NUMBER	DESCRIPTION OF ITEM

(10.29)	Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective June 20, 2005 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005).

(10.30)	Amendment #4 to Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective December 1, 2007.**

(12)	Ratio of Earnings to Fixed Charges. **

(21)	List of Subsidiaries. **

(23)	Consent of Deloitte & Touche LLP. **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
References made herein to Columbia Energy Group filings can be found at Commission File Number 001-01098. References made to Northern Indiana filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.