Form 10-Q
period 2008-03-31
NISOURCE INC/DE
filed 2008-05-02
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 274,207,282 shares outstanding at April 30, 2008.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2008

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
Algonquin	Algonquin Gas Transmission Co.
ASM	Ancillary Services Market
BBA	British Banker Association
Bcf	Billion cubic feet
BP	BP Amoco p.l.c.
BPAE	BP Alternative Energy North America Inc
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCGT	Combined Cycle Gas Turbine
CPCN	Certificate of Public Convenience and Necessity
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
Dth	dekatherms
ECR	Environmental Cost Recovery

DEFINED TERMS (continued)

ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EITF Issue No. 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes
and Contracts Involved in Energy Trading and Risk Management Activities”
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109
FIP	Federal Implementation Plan
FSP	FASB Staff Position
FSP FAS 157-2	FASB Staff Position FAS 157-2: Effective Date of FASB Statement No. 157
FSP FIN 39-1	FASB Staff Position FIN 39-1: Amendment of FASB Interpretation No. 39
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
Iroquois	Iroquois Gas Transmission System LP
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first out
MISO	Midwest Independent Transmission System Operator
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
Piedmont	Piedmont Natural Gas Company, Inc.
PPS	Price Protection Service
PUCO	Public Utilities Commission of Ohio
SEC	Securities and Exchange Commission
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125”

DEFINED TERMS (continued)

SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, “Business Combinations”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”
SFAS No. 160	Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SFAS No. 161	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133”
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VADEQ	Virginia Department of Environmental Quality

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

Three Months Ended March 31, (in millions, except per share amounts)	2008	2007

Net Revenues
Gas Distribution	$2,229.7	$1,844.3
Gas Transportation and Storage	357.2	344.3
Electric	331.8	326.0
Other	371.0	330.1

Gross Revenues	3,289.7	2,844.7
Cost of Sales (excluding depreciation and amortization)	2,248.5	1,802.1

Total Net Revenues	1,041.2	1,042.6

Operating Expenses
Operation and maintenance	410.7	376.1
Depreciation and amortization	135.6	134.3
Impairment and (gain) loss on sale of assets	(1.5)	2.9
Other taxes	103.6	100.4

Total Operating Expenses	648.4	613.7

Equity Earnings in Unconsolidated Affiliates	2.0	1.5

Operating Income	394.8	430.4

Other Income (Deductions)
Interest expense, net	(91.8)	(99.1)
Other, net	(1.5)	(2.9)

Total Other Income (Deductions)	(93.3)	(102.0)

Income From Continuing Operations Before Income Taxes	301.5	328.4
Income Taxes	112.1	121.9

Income from Continuing Operations	189.4	206.5

Income from Discontinued Operations — net of taxes	6.0	3.6
Gain (Loss) on Disposition of Discontinued Operations — net of taxes	(96.1)	6.6

Net Income	$99.3	$216.7

Basic Earnings Per Share ($)
Continuing operations	$0.69	$0.75
Discontinued operations	(0.33)	0.04

Basic Earnings Per Share	$0.36	$0.79

Diluted Earnings Per Share ($)
Continuing operations	$0.69	$0.75
Discontinued operations	(0.33)	0.04

Diluted Earnings Per Share	$0.36	$0.79

Dividends Declared Per Common Share	$0.46	$0.46

Basic Average Common Shares Outstanding (millions)	273.9	273.6
Diluted Average Common Shares (millions)	275.4	274.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions)	2008	2007

ASSETS
Property, Plant and Equipment
Utility Plant	$17,428.0	$17,295.6
Accumulated depreciation and amortization	(7,819.1)	(7,787.0)

Net utility plant	9,608.9	9,508.6

Other property, at cost, less accumulated depreciation	67.1	67.3

Net Property, Plant and Equipment	9,676.0	9,575.9

Investments and Other Assets
Assets of discontinued operations and assets held for sale	536.3	593.2
Unconsolidated affiliates	74.4	72.7
Other investments	113.4	117.2

Total Investments and Other Assets	724.1	783.1

Current Assets
Cash and cash equivalents	77.4	34.6
Restricted cash	3.8	57.7
Accounts receivable (less reserve of $62.0 and $37.0, respectively)	1,086.2	900.6
Gas inventory	74.0	452.2
Underrecovered gas and fuel costs	245.3	158.3
Materials and supplies, at average cost	79.4	78.1
Electric production fuel, at average cost	59.9	58.1
Price risk management assets	150.1	102.2
Exchange gas receivable	389.1	210.5
Regulatory assets	176.2	215.4
Assets of discontinued operations and assets held for sale	76.6	85.0
Prepayments and other	103.5	107.3

Total Current Assets	2,521.5	2,460.0

Other Assets
Price risk management assets	86.3	25.2
Regulatory assets	874.4	867.5
Goodwill	3,677.3	3,677.3
Intangible assets	338.8	341.6
Postretirement and postemployment benefits assets	167.5	157.8
Deferred charges and other	120.8	121.5

Total Other Assets	5,265.1	5,190.9

Total Assets	$18,186.7	$18,009.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	March 31,	December 31,
(in millions, except share amounts)	2008	2007

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 274,167,301 and 274,176,752 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in capital	4,013.2	4,011.0
Retained earnings	1,047.5	1,074.5
Accumulated other comprehensive income	24.1	11.7
Treasury stock	(23.3)	(23.3)

Total Common Stockholders’ Equity	5,064.2	5,076.6
Long-term debt, excluding amounts due within one year	5,383.0	5,594.4

Total Capitalization	10,447.2	10,671.0

Current Liabilities
Current portion of long-term debt	89.3	33.9
Short-term borrowings	624.7	1,061.0
Accounts payable	755.9	713.0
Dividends declared	63.1	—
Customer deposits	114.4	112.8
Taxes accrued	327.1	188.4
Interest accrued	90.3	99.3
Overrecovered gas and fuel costs	4.4	10.4
Price risk management liabilities	67.5	79.9
Exchange gas payable	571.3	441.6
Deferred revenue	22.4	38.7
Regulatory liabilities	70.4	87.8
Accrued liability for postretirement and postemployment benefits	4.9	4.8
Liabilities of discontinued operations and liabilities held for sale	45.6	20.1
Temporary LIFO liquidation credit	472.3	—
Other accruals	429.7	505.9

Total Current Liabilities	3,753.3	3,397.6

Other Liabilities and Deferred Credits
Price risk management liabilities	10.0	1.7
Deferred income taxes	1,494.5	1,466.2
Deferred investment tax credits	51.6	53.4
Deferred credits	78.5	81.3
Deferred revenue	0.2	0.2
Accrued liability for postretirement and postemployment benefits	566.2	547.8
Liabilities of discontinued operations and liabilities held for sale	141.2	141.3
Regulatory liabilities and other removal costs	1,344.6	1,337.7
Asset retirement obligations	129.6	128.2
Other noncurrent liabilities	169.8	183.5

Total Other Liabilities and Deferred Credits	3,986.2	3,941.3

Commitments and Contingencies (Refer to Note 15)	—	—

Total Capitalization and Liabilities	$18,186.7	$18,009.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2008	2007

Operating Activities
Net income	$99.3	$216.7
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation and amortization	135.6	134.3
Net changes in price risk management assets and liabilities	(9.6)	3.6
Deferred income taxes and investment tax credits	16.7	(0.8)
Deferred revenue	(16.3)	(16.5)
Stock compensation expense	1.4	1.1
Gain on sale of assets	(3.2)	(0.3)
Loss on impairment of assets	1.6	3.2
Income from unconsolidated affiliates	(1.7)	(3.3)
(Gain) loss on disposition of discontinued operations — net of taxes	96.1	(6.6)
Income from discontinued operations — net of taxes	(6.0)	(3.6)
Amortization of discount/premium on debt	1.8	1.8
AFUDC Equity	(1.1)	(0.8)
Changes in assets and liabilities:
Accounts receivable	(152.9)	(83.3)
Inventories	847.3	705.1
Accounts payable	32.1	(19.0)
Customer deposits	1.6	2.0
Taxes accrued	128.4	128.5
Interest accrued	(9.0)	(0.7)
(Under) Overrecovered gas and fuel costs	(93.1)	(101.9)
Exchange gas receivable/payable	(44.0)	(75.6)
Other accruals	(120.9)	(98.1)
Prepayments and other current assets	3.7	25.1
Regulatory assets/liabilities	(36.4)	15.4
Postretirement and postemployment benefits	18.8	(57.7)
Deferred credits	(5.6)	(3.0)
Deferred charges and other noncurrent assets	(7.5)	2.0
Other noncurrent liabilities	(29.0)	8.2

Net Operating Activities from Continuing Operations	848.1	775.8
Net Operating Activities from or (used for) Discontinued Operations	(2.1)	2.6

Net Cash Flows from Operating Activities	846.0	778.4

Investing Activities
Capital expenditures	(190.7)	(147.8)
Proceeds from disposition of assets	12.5	1.5
Restricted cash	72.1	79.7
Other investing activities	(1.4)	(2.9)

Net Investing Activities used for Continuing Operations	(107.5)	(69.5)
Net Investing Activities from or (used for) Discontinued Operations	2.9	(1.1)

Net Cash Flows used for Investing Activities	(104.6)	(70.6)

Financing Activities
Issuance of long-term debt	0.9	—
Retirement of long-term debt	(1.0)	(4.1)
Repurchase of long-term debt	(199.0)	—
Change in short-term debt	(436.3)	(572.2)
Issuance of common stock	0.6	2.1
Acquisition of treasury stock	—	(1.5)
Dividends paid — common stock	(63.1)	(63.0)

Net Cash Flows used for Financing Activities	(697.9)	(638.7)

Increase in cash and cash equivalents	43.5	69.1
Cash contributions to discontinued operations	(0.7)	(1.1)
Cash and cash equivalents at beginning of year	34.6	32.9

Cash and cash equivalents at end of period	$77.4	$100.9

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$104.5	$101.1
Interest capitalized	5.5	3.1
Cash paid for income taxes	2.0	3.4
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Accounting Presentation
The accompanying unaudited condensed consolidated financial statements for NiSource reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles in the United States of America.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although NiSource believes that the disclosures made are adequate to make the information not misleading.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
SFAS No. 157 — Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not change the requirements to apply fair value in existing accounting standards.
Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.
To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical asset or liabilities that the company has the ability to access as of the reporting date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

•	Level 3 inputs are unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.
SFAS No. 157 became effective for NiSource as of January 1, 2008. The provisions of SFAS No. 157 are to be applied prospectively, except for the initial impact on the following three items, which are required to be recorded as an adjustment to the opening balance of retained earnings in the year of adoption: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under EITF Issue No. 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price and (3) blockage factor discounts. The adoption of SFAS No. 157 did not have an impact on NiSource’s January 1, 2008 balance of retained earnings and is not anticipated to have a material impact prospectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. NiSource has elected to defer the adoption of the nonrecurring fair value measurement disclosures of non-financial assets and liabilities.
See Note 10, “Fair Value of Financial Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the adoption of SFAS No. 157.
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
On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Condensed Consolidated Financial Statements for additional information.
SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment would be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted for certain conditions for early adoption. NiSource has chosen not to elect to measure any applicable financial assets or liabilities at fair value pursuant to this standard when SFAS No. 159 was adopted on January 1, 2008.
FSP FIN 39-1 — FASB Staff Position Amendment of FASB Interpretation No. 39. In April 2007, the FASB posted FSP FIN 39-1 to amend paragraph 3 of FIN 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. This FSP also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This FSP became effective for NiSource as of January 1, 2008. NiSource has not elected to net fair value amounts for its derivative instruments or the fair value amounts recognized for its right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. This is consistent with NiSource’s current accounting policy prior to the adoption of this amended standard. NiSource discloses amounts recognized for the right to reclaim cash collateral within “Restricted

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
cash” and amounts recognized for the right to return cash collateral within current liabilities on the Consolidated Balance Sheets.
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
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 11, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 161 — Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statement with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. NiSource is currently reviewing the provisions of SFAS No. 161 to determine the impact it may have on its disclosures within the Notes to Condensed Consolidated Financial Statements.
SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 160 to determine the impact it may have on the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.
SFAS No. 141R — Business Combinations. In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 141R to determine the impact on future business combinations.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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

Three Months Ended March 31, (in thousands)	2008	2007

Denominator
Basic average common shares outstanding	273,922	273,594
Dilutive potential common shares
Nonqualified stock options	—	376
Shares contingently issuable under employee stock plans	1,271	636
Shares restricted under employee stock plans	174	163

Diluted Average Common Shares	275,367	274,769

4. Restructuring Activities
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. As of March 31, 2008, 14 employees were terminated as a result of the executive initiative. In part, this reduction has come through anticipated attrition and consolidation of certain positions.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. As of March 31, 2008, 1,567 employees were terminated. Of the $1.9 million remaining restructuring liability from the Columbia merger and related initiatives, $0.9 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2007	Benefits Paid	Adjustments	March 31, 2008

Executive initiative	$0.6	$(0.6)	$—	$—
Columbia merger and related initiatives	2.2	(0.3)	—	1.9

Total	$2.8	$(0.9)	$—	$1.9

5. Gas in Storage
Gas Distribution Operations price storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit within the Condensed Consolidated Balance Sheets. Due to seasonality requirements, NiSource expects interim reductions in LIFO layers to be replenished by year-end. Changes between the temporary LIFO liquidation credit and gas inventory in the amounts of $472.3 million and $252.4 million during the first quarters of 2008 and 2007, respectively, are considered non-cash activity for the Condensed Statements of Consolidated Cash Flow.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6. Discontinued Operations and Assets Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet at March 31, 2008 were:
(in millions)

	Property, plant		Materials and
Assets of discontinued	and equipment,	Accounts	supplies, at	Regulatory	Intangible	Other
operations and held for sale:	net	receivable, net	average cost	assets	assets	assets	Total

NDC Douglas Properties	$5.2	$—	$—	$—	$—	$0.9	$6.1
NiSource Corporate Services	7.9	—	—	—	—	—	7.9
Lake Erie Land	12.5	—	—	—	—	—	12.5
Columbia Transmission	4.2	—	—	—	—	—	4.2
Columbia Gulf Transmission	4.1	—	—	—	—	—	4.1
Northern Indiana	0.2	—	—	—	—	—	0.2
Granite State Gas	7.2	0.8	—	—	8.1	8.6	24.7
Northern Utilities	144.5	42.6	1.5	14.7	72.2	5.0	280.5
Whiting Clean Energy	253.5	8.3	9.0	—	—	1.9	272.7

Total	$439.3	$51.7	$10.5	$14.7	$80.3	$16.4	$612.9

Liabilities of discontinued		Accounts	Deferred	Deferred	Regulatory	Other
operations and held for sale:	Debt	payable	income taxes	credits	liabilities	liabilities	Total

NDC Douglas Properties	$5.6	$0.3	$—	$—	$—	$0.4	$6.3
Granite State Gas	—	0.1	5.1	—	—	9.3	14.5
Northern Utilities	—	11.7	55.8	0.1	19.9	23.1	110.6
Whiting Clean Energy	—	1.0	35.9	17.0	—	1.5	55.4

Total	$5.6	$13.1	$96.8	$17.1	$19.9	$34.3	$186.8

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2007 including reclassifications of balances for entities discontinued during 2008, were:
(in millions)

	Property, plant		Materials and
Assets of discontinued	and equipment,	Accounts	supplies, at	Regulatory	Intangible	Other
operations and held for sale:	net	receivable, net	average cost	assets	assets	assets	Total

NDC Douglas Properties	$5.2	$—	$—	$—	$—	$0.9	$6.1
NiSource Corporate Services	9.5	—	—	—	—	—	9.5
Lake Erie Land	12.6	—	—	—	—	—	12.6
Columbia Transmission	8.0	—	—	—	—	—	8.0
Columbia Gulf Transmission	4.8	—	—	—	—	—	4.8
Northern Indiana	0.2	—	—	—	—	—	0.2
Granite State Gas	17.2	0.2	—	0.1	8.1	0.2	25.8
Northern Utilities	168.8	27.2	1.4	16.1	72.4	22.0	307.9
Whiting Clean Energy	269.9	12.7	8.9	—	—	11.8	303.3

Total	$496.2	$40.1	$10.3	$16.2	$80.5	$34.9	$678.2

Liabilities of discontinued
operations and held for		Accounts	Deferred	Deferred	Regulatory	Other
sale:	Debt	payable	income taxes	credits	liabilities	liabilities	Total

NDC Douglas Properties	$4.6	$—	$—	$—	$—	$1.7	$6.3
Granite State Gas	—	0.4	5.1	—	—	0.1	5.6
Northern Utilities	—	9.9	56.0	0.1	17.3	10.2	93.5
Whiting Clean Energy	—	1.1	36.0	17.0	—	1.9	56.0

Total	$4.6	$11.4	$97.1	$17.1	$17.3	$13.9	$161.4

Assets classified as discontinued operations and held for sale are no longer depreciated.
NiSource reached an agreement on April 18, 2008 for BPAE to purchase Whiting Clean Energy for $210 million. Net assets for Whiting Clean Energy of $217.3 million and $247.3 million have been reclassified to assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007, respectively. During the quarter ended March 31, 2008, NiSource accounted for Whiting Clean Energy as discontinued operations.
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time of closing. Historically, net working capital has averaged approximately $25 million. Under the terms of the transaction, Unitil Corporation will acquire Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. The transaction, expected to be completed by the end of 2008, is subject to federal and state regulatory approvals. Net assets for Northern Utilities and Granite State Gas combined of $180.1 million and $234.6 million have been reclassified to assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007, respectively. During the quarter ended March 31, 2008, NiSource accounted for Northern Utilities and Granite State Gas as discontinued operations. NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Bay State.
Columbia Gulf is in the process of selling a majority of its offshore facilities. On October 30, 2007, Columbia Gulf and Tennessee Gas Pipeline Company executed a definitive purchase and sale agreement to sell a portion of Columbia Gulf’s offshore assets. Closing of the transaction is dependent upon the receipt of required regulatory approvals which NiSource anticipates receiving in the first half of 2008. Tennessee Gas Pipeline Company currently co-owns and utilizes the offshore assets being sold. In the third quarter of 2007, these assets were classified as assets of discontinued operations and held for sale.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. One of these investments was disposed of during 2007 and two other investments are expected to be sold or disposed of during 2008. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations and held for sale.
NiSource Corporate Services is in the process of selling its Marble Cliff facility. In late February 2008 an offer was accepted. NiSource Corporate Services has begun work on a definitive Purchase and Sale Agreement which is contingent on certain items being met. As a result of the offer, an impairment loss of $1.6 million was recognized during the first quarter of 2008. During the first quarter of 2007 an impairment loss of $3.2 million was recognized due to the current book value exceeding the estimated fair value of the facility. NiSource has accounted for this facility as assets held for sale.
Lake Erie Land, which is wholly-owned by NiSource, is in the process of selling real estate over a 10-year period as a part of an agreement reached in June, 2006 with a private real estate development group. Part of the sale transaction included the assets of the Sand Creek Golf Club, and NiSource began accounting for the operations of the Sand Creek Golf Club as discontinued operations at that time. NiSource estimates the property to be sold to the private developer during the next twelve months and classifies these assets as assets of discontinued operations and held for sale.
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. In the first quarter of 2008, certain assets in Ohio were sold, which resulted in a $3.8 million decrease to the balance of assets held for sale. Northern Indiana is also in the process of selling a non-core facility. NiSource has accounted for these facilities as assets held for sale.
Results from discontinued operations from Whiting Clean Energy, Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

Three Months Ended March 31, (in millions)	2008	2007

Revenues from Discontinued Operations	$100.9	$88.7

Income from discontinued operations	10.2	6.2
Income tax expense	4.2	2.6

Income from Discontinued Operations — net of taxes	$6.0	$3.6

Gain (Loss) on Disposition of Discontinued Operations — net of taxes	$(96.1)	$6.6

Results from Discontinued Operations for the first three months of 2008 includes the after tax losses related to the pending sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $32.5 million, $48.8 million and $14.8 million, respectively.
7. Asset Retirement Obligations
NiSource accounts for its asset retirement obligations in accordance with SFAS No. 143 and FIN 47. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Condensed Consolidated Balance Sheets.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource activity for asset retirement obligations:

Three Months Ended March 31, (in millions)	2008	2007

Accretion expense	$0.2	$0.2
Accretion recorded as a regulatory asset	1.3	1.5

Increase in Asset Retirement Obligation Liability	$1.5	$1.7

8. Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. Columbia of Ohio filed a base rate case with PUCO on March 3, 2008, requesting an increase in base rates in excess of $80 million annually. Columbia of Ohio is seeking recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. The case is currently pending, and is expected to be resolved by the fourth quarter of 2008.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utility Commission, seeking an increase of approximately $60 million annually, effective October 28, 2008. Through this filing, Columbia of Pennsylvania is seeking to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. The case is currently pending, and is expected to be resolved by the fourth quarter of 2008.
On October 17, 2007, Bay State petitioned the Massachusetts Department of Public Utilities to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The Massachusetts Department of Public Utilities held hearings on this matter in the first quarter of 2008 and issued an order denying Bay State’s petition on April 30, 2008. NiSource is in the process of reviewing the order and assessing its rehearing or appeal options.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO and have been found prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these risers on its distribution system. As of March 31, 2008, Columbia of Ohio deferred $7.5 million of costs associated with the study and identification of these natural gas risers as a regulatory asset and currently has estimated approximately $120 million for the cost to identify and replace the risers. On October 26, 2007, Columbia of Ohio and the PUCO Staff filed a Joint Stipulation and Recommendation that provided for Columbia of Ohio’s assumption of financial responsibility for the repair or replacement of customer-owned service lines and the replacement of risers prone to leak. In addition, the Stipulation provides for Columbia of Ohio to capitalize its investment in the service lines and risers, as well as the establishment of a tracking mechanism that would provide for the recovery of operating and maintenance costs related to Columbia of Ohio’s capitalized investment and its expenses incurred in identifying risers prone to leak. On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and Ohio Partners for Affordable Energy, addressing the issues of Columbia of Ohio’s authority to assume responsibility for repair or replacement of hazardous customer owned service lines, the establishment of accounting authority for costs related to such activities, and the establishment of a mechanism to recover such costs. The parties recommended approval of the Stipulation to the PUCO, and on April 9, 2008, the PUCO issued an order in this matter approving the Stipulation in all material respects. On April 23, 2008, Utility Service Partners, Inc. requested that the PUCO stay its order, pending the resolution of any applications on rehearing. Columbia of Ohio filed its response to the motion on April 28, 2008.
On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The Stipulation calls for an accelerated pass back to customers of $36.6 million that will occur from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. Approximately $12.7 million was passed back through March 2008. The Stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.
Gas Transmission and Storage Operations Regulatory Matters
Significant FERC Developments. Columbia Gulf and Columbia Transmission are cooperating with the FERC on an informal, non-public investigation of certain operating practices regarding tariff services offered by those companies. Although the companies are continuing to cooperate with the FERC in an effort to reach a consensual settlement, it is likely that any settlement will require the payment of fines or refunds.
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
Appalachian Expansion Project. On February 29, 2008, Columbia Transmission filed an application before the FERC for approval to build a new 9,470 horsepower compressor station in West Virginia. This Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. The project is expected to be in service in the fourth quarter of 2009.
Electric Operations Regulatory Matters
Significant Rate Developments. To settle a proceeding regarding Northern Indiana’s request to recover intermediate dispatchable power costs, Northern Indiana has agreed to file an electric base rate case on or before July 1, 2008.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $12.5 million and $13.7 million were recognized for electric customers for the first quarter of 2008 and 2007, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first quarter of 2008 non-fuel cost credits of $0.9 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $1.8 million were deferred. In the first quarter of 2008 and 2007, MISO costs of $0.9 million and $2.5 million, respectively, were deferred.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to the start of the Day 2 Market. The resettlement began on June 9, 2007 and ended in January 2008. Certain charge types included in the resettlement were originally considered to be non-fuel and were recorded as regulatory assets, in accordance with previous IURC orders allowing deferral of certain non-fuel MISO costs. During the fourth quarter 2007, based on precedent set by an IURC ruling for another Indiana utility, Northern Indiana reclassified these charges, totaling $16.7 million, as fuel and included them in the fuel cost recovery mechanism in its latest FAC filing. Prior to the hearing for FAC-78 on April 17, 2008, several intervenors objected to a portion of the $16.7 million and Northern Indiana agreed to remove $7.6 million from the FAC filing. This amount represents the portion of the resettlement costs related to periods prior to December 9, 2005. The $7.6 million was recorded as a reduction to net revenues in the first quarter of 2008.
On September 14, 2007, MISO filed a tariff with the FERC outlining the development of an ASM. The ASM will allow participants to buy and sell operating reserves and regulation services that are essential to reliability. The pricing of these markets will be simultaneously co-optimized with the current energy markets with the intent to lower the overall cost of providing electric service. MISO is currently targeting the start of the ASM for September 2008. Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities, filed a request to the IURC to participate in ASM and seek approval of timely cost recovery for the associated costs of participating. At this time, Northern Indiana is unable to determine what impact the ASM will have on its operations or cash flows.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.
On January 30, 2008, the IURC approved a settlement agreement which was reached in October 2007 with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to the costs paid by customers for power purchased by Northern Indiana versus the amount of these costs absorbed by Northern Indiana. The terms of the settlement call for Northern Indiana to make a one-time payment to resolve this question as it relates to power purchased from January 1, 2006 through September 30, 2007. The amount of the refund is set at $33.5 million and will be refunded February 2008 through July 2008. A reserve for the entire amount was recorded in the third quarter of 2007. Northern Indiana implemented a new “benchmarking standard” that will govern the allocation of costs for purchased power between customers and Northern Indiana. The benchmark defines the price below which customers will pay for power purchases and above which Northern Indiana must absorb a portion of the costs. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired CCGT using gas purchased and delivered to Northern Indiana. Purchased power costs exceeding the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
benchmark amounted to $3.8 million in the first quarter of 2008. These costs were not passed through to customers, but were absorbed by Northern Indiana. This benchmark will likely result in Northern Indiana absorbing some purchased power costs that will reduce net revenues during future periods. The agreement also contemplates Northern Indiana adding generating capacity to its existing portfolio. The benchmark will be adjusted as new capacity is added. The added generating capacity will substantially reduce the amount of purchased power and mitigate the impact of the adjusted benchmark. Further, the settling parties agreed to support Northern Indiana’s deferral and future recovery of carrying costs and depreciation associated with the acquisition of new generating facilities. In the approving order, the IURC dictated that, while the parties agreed to support the deferral of costs mentioned above, the IURC would rule on such deferral in CPCN proceedings.
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed the need to add approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana filed a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN requested approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly-owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. On December 22, 2007, BPAE indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility and subsequently signed a purchase agreement on April 18, 2008. As a result, on January 25, 2008, Northern Indiana filed an amended CPCN to address just the Sugar Creek CCGT facility. The estimated cost of the facility is $329 million. The CPCN hearing before the IURC took place on March 25, 2008. Northern Indiana anticipates an order in May 2008. The FERC approved the purchase on February 27, 2008.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, Northern Indiana filed a petition with the IURC for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007. On July 3, 2007, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana will include the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and EERM filing six months after construction costs begin. On December 19, 2007, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $338.5 million. On April 2, 2008, the IURC approved ECR-11 for $252.6 million in capital expenditures (net of accumulated depreciation) and EER-5 for $14.1 million in expenses.
On January 9, 2008, the IURC established a procedural schedule to review the October 27, 2006 Joint Petition of Indiana Gasification, LLC, Vectren Energy Delivery of Indiana and Northern Indiana. The petition seeks IURC approval for a coal gasification facility, the transportation of electricity and SNG produced at the facility and the recovery of the cost incurred by the Joint Petitioners. On March 27, 2008, Joint Petitioners filed a motion seeking to extend the March 31, 2008 deadline for direct testimony. The Joint Petitioners indicated that positive settlement talks were underway regarding a purchase contract between Vectren Energy Delivery of Indiana, Northern Indiana and Indiana Gasification, LLC. Northern Indiana currently anticipates that the hearing will occur in the fourth quarter of 2008.
9. Risk Management and Energy Marketing Activities
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
needs. These forward physical contracts are derivatives which qualify for the normal purchase normal sales exception under SFAS No. 133 and do not require mark-to-market accounting.
NiSource’s derivatives on the Condensed Consolidated Balance Sheets at March 31, 2008 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$120.1	$30.0	$150.1
Other assets	82.6	3.7	86.3

Total price risk management assets	$202.7	$33.7	$236.4

Price risk management liabilities
Current liabilities	$63.8	$3.7	$67.5
Other liabilities	10.0	—	10.0

Total price risk management liabilities	$73.8	$3.7	$77.5

NiSource’s derivatives on the Consolidated Balance Sheets at December 31, 2007 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$88.5	$13.7	$102.2
Other assets	25.0	0.2	25.2

Total price risk management assets	$113.5	$13.9	$127.4

Price risk management liabilities
Current liabilities	$53.8	$26.1	$79.9
Other liabilities	1.5	0.2	1.7

Total price risk management liabilities	$55.3	$26.3	$81.6

The hedging activity for the first quarter of 2008 and 2007 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

Three Months Ended March 31, (in millions, net of taxes)	2008	2007

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$7.6	$31.4

Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges	26.4	28.4

Reclassification adjustment for net loss (gain) included in net income	9.1	(0.2)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$24.9	$59.6

During the first quarter of 2008 and 2007, a loss of $0.1 million and zero, net of taxes respectively, were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the first quarter of 2008 and 2007, NiSource did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive income to earnings due to the probability that the underlying forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income of approximately $18.5 million of income, net of taxes.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Commodity Price Risk Programs. Northern Indiana, Northern Indiana Fuel and Light, Kokomo Gas, Columbia of Pennsylvania, Columbia of Kentucky, Columbia of Maryland and Columbia of Virginia use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of the companies’ gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.
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
Columbia Energy Services has fixed price gas delivery commitments to two municipalities in the United States which expire in July 2008 and December 2008. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Services entered into commodity swaps priced at the locations designated for physical delivery. These commodity swap derivatives are accounted for as cash flow hedges.
Commodity price risk programs included in price risk assets and liabilities:

	March 31, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas price volatility program derivatives	$33.0	$(1.8)	$0.2	$(22.1)

PPS program derivatives	1.7	—	0.2	(1.8)

DependaBill program derivatives	0.2	—	0.1	(1.1)

Electric energy program derivatives	0.7	(0.8)	13.7	(1.1)

Regulatory incentive program derivatives	—	(1.1)	—	(3.1)

Forward purchase agreements derivatives	39.6	—	41.0	—

Total commodity price risk programs included	$75.2	$(3.7)	$55.2	$(29.2)

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
Interest rate risk activities programs included in price risk management assets and liabilities:

	March 31, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Interest rate swap derivatives	$60.8	$—	$18.8	$—

Marketing and Other Activities. The operations of TPC primarily involve commercial and industrial gas sales, whereby TPC utilizes gas derivatives to hedge its expected future gas purchases. These derivatives associated with commercial and industrial gas sales are accounted for as cash flow hedges. In addition, TPC, on behalf of Whiting

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Clean Energy, has also entered into power and gas derivative contracts to manage commodity price risk associated with operating Whiting Clean Energy.
Marketing and power programs included in price risk management assets and liabilities:

	March 31, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas marketing derivatives	$100.4	$(73.8)	$53.2	$(52.4)
Power forward derivatives	—	—	0.2	—

Total marketing and power programs	$100.4	$(73.8)	$53.4	$(52.4)

10. Fair Value of Financial Assets and Liabilities
NiSource adopted the provisions of SFAS No. 157 on January 1, 2008. There was no impact on retained earnings as a result of the adoption.
Recurring Fair Value Measurements. The following table presents assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2008:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	March 31, 2008

Assets
Price risk management assets	$169.8	$65.8	$0.8	$236.4
Available-for-sale securities	35.9	23.4	—	59.3

Total	$205.7	$89.2	$0.8	$295.7

Liabilities
Price risk management liabilities	$71.5	$3.1	$2.9	$77.5
Deferred compensation	—	12.3	—	12.3

Total	$71.5	$15.4	$2.9	$89.8

Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. The company uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.
Price risk management assets also include fixed-to-floating interest-rate swaps, which are designated as fair-value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. NiSource uses a

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as current and projected interest rates and volatility. As they are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy.
Available-for-sale securities include assets in NiSource’s deferred compensation trust and investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within Investments and other in the Condensed Consolidated Balance Sheets. Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Unrealized gains and losses from our available-for-sale securities are included in OCI.
NiSource’s deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. NiSource includes the plan in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The value of the deferred compensation obligation is based on the market value of the participants’ notional investment accounts. The notional investments include balances which are credited based upon published interest and bond yield indices and investments in mutual funds. NiSource uses the lowest level of input significant to the valuation to determine the fair value hierarchy classification, and therefore the liability is categorized in Level 2.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2008:

	Financial
(in millions)	Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2008	$12.6	$(3.5)	$9.1

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.1)	0.7	0.6
Purchases, issuances and settlements (net)	(11.7)	(0.1)	(11.8)

Balance as of March 31, 2008	$0.8	$(2.9)	$(2.1)
Change in unrealized gains/(losses) relating to instruments still held as of March 31, 2008	$(0.1)	$0.3	$0.2

Realized gains and losses for level 3 recurring items are included in income within Cost of Sales on the Condensed Statements of Consolidated Income. Unrealized gains and losses from Level 3 recurring items are included within regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.
As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These rights help Northern Indiana offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are valued utilizing forecasted congestion source and sink prices in the Day Ahead market. They are classified as Level 3 and reflected in the table above. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71.
11. Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rate for 2008 and 2007, respectively, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarter ended March 31, 2008 and March 31, 2007 were 37.2% and 37.1%, respectively. The effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
Both the first quarter of 2008 and first quarter of 2007 include increases to tax expense for discrete items. On March 31, 2008, the governor of West Virginia signed legislation that phases in a reduction in income tax rates from the current rate of 8.75% to 6.5% over the years 2009 through 2014, provided certain state budgetary targets are met. NiSource has West Virginia deferred income tax benefits recorded on its Consolidated Balance Sheets that, because of the rate decrease, were required to be written down in the first quarter of 2008. The impact of the write-down on first quarter of 2008 net income is a reduction of $2.7 million. This reduced benefit was offset by a $0.5 million decrease in income tax expense due primarily to the discontinuance of filing consolidated Kentucky state income tax returns in 2008. The first quarter of 2007 includes an increase in income tax expense of $1.5 million, due mostly to state income tax issues.
NiSource adopted the provisions of FIN 48 on January 1, 2007, recognizing a charge of $0.8 million to the opening balance of retained earnings. As of December 31, 2007, the total liability for unrecognized tax benefits, which is included in “Other noncurrent liabilities” on the Consolidated Balance Sheets, was $3.7 million ($4.0 million including interest). There have been no material changes in NiSource’s FIN 48 liabilities from the December 31, 2007 amounts.
Effective January 1, 2007, NiSource records interest and penalties (if any) on prior year tax liabilities as a component of income tax expense.
12. Pension and Other Postretirement Benefits
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
The key assumptions used to measure NiSource’s various postretirement benefits plans’ funded status at December 31, 2007 were the same as those used for the previous January 1, 2007 measurement date.
NiSource expects to make contributions of $17.1 million to its pension plans and $38.3 million to its other postretirement benefit plans during 2008. Through March 31, 2008, NiSource has contributed $0.9 million to its pension plans and $9.5 million to its other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following tables provide the components of the plans’ net periodic benefits cost for the first quarter of 2008 and 2007:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2008	2007	2008	2007

Components of Net Periodic Benefit Cost
Service cost	$9.3	$10.3	$2.4	$2.4
Interest cost	33.1	31.9	11.9	10.9
Expected return on assets	(48.5)	(46.7)	(6.3)	(5.2)
Amortization of transitional obligation	—	—	2.0	2.0
Amortization of prior service cost	1.1	1.4	0.2	0.1
Recognized actuarial loss	0.3	2.0	1.0	1.5

Total Net Periodic Benefits Cost	$(4.7)	$(1.1)	$11.2	$11.7

13. Long-Term Debt
Whiting Clean Energy. On December 31, 2007, Whiting Clean Energy redeemed $292.1 of its notes due June 20, 2011, having an average interest rate of 8.30%. The associated redemption premium of $40.6 million was charged to loss on early extinguishment of long-term debt. The redemption was financed with NiSource borrowings.
Jasper County Pollution Control Bonds. Northern Indiana has seven series of Jasper County Pollution Control Bonds with a total principal value of $254 million currently outstanding. Prior to March 25, 2008, each of the series bore interest at rates established through auctions that took place at either 7, 28, or 35 day intervals. Between February 13, 2008 and March 5, 2008, Northern Indiana received notice that six separate market auctions of four of the series of the Jasper County Pollution Control Bonds had failed. As a result, those series representing an aggregate principal amount of $112 million of the Jasper County Pollution Control Bonds bore interest at default rates equal to 15% or 18% per annum. Subsequent auctions were successful, but resulted in interest rates between 5.13% and 11.0%, which are in excess of historical rates. Northern Indiana does not believe that these increases in interest rates will have a material impact on its financial results. These auction failures were attributable to the recent lack of liquidity in the auction rate securities market, largely driven by the recent turmoil in the bond insurance market. The Jasper County Pollution Control Bonds are insured by either Ambac Assurance Corporation or MBIA Insurance Corporation.
Northern Indiana converted all seven series of Jasper County Pollution Control Bonds from the auction rate mode to a variable rate demand bond mode between March 25, 2008 and April 11, 2008 and repurchased the bonds as part of the conversion process. As of April 11, 2008, all of the Jasper County Pollution Control Bonds were so purchased and are held in Northern Indiana’s treasury. Northern Indiana is currently evaluating its options for converting the debt from variable rate mode into fixed rate mode and subsequently reoffering the debt to the public.
As of March 31, 2008, $199.0 million of this outstanding debt had been converted to the variable rate demand bond format and repurchased by Northern Indiana for its own account. The remaining $55.0 million is classified as current portion of long-term debt in the March 31, 2008 Condensed Consolidated Balance Sheet. Northern Indiana has recorded the repurchased bonds as an offset to long-term debt in the Condensed Consolidated Balance Sheet as the debt is considered extinguished per SFAS No. 140. Unamortized debt expense previously recorded under deferred charges and other qualifies for regulatory treatment and has been reclassified as a regulatory asset. The repurchase of the bonds is included in the financing activities section in the Statement of Consolidated Cash Flow.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
14. Share-Based Compensation
NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, restricted stock units, contingent stock units and dividend equivalents payable on grants of options, performance units and contingent stock awards. At March 31, 2008, there were 25,858,317 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $1.6 million and $1.1 million during the first quarter of 2008 and 2007, respectively, as well as related tax benefits of $0.6 million and $0.4 million, respectively. There were no modifications to awards as a result of the adoption of SFAS No. 123R.
As of March 31, 2008, the total remaining unrecognized compensation cost related to nonvested awards amounted to $17.3 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.
Stock Options. As of March 31, 2008, approximately 7.3 million options were outstanding and exercisable with a weighted average option price of $22.67.
Restricted and Contingent Stock Unit Awards. In March 2008, 197,311 restricted stock units subject to service conditions were granted. The grant date fair-value of the restricted units was $3.5 million, based on the average market price of NiSource’s common stock at the date of grant of $17.49, which will be expensed net of forfeitures over the vesting period of approximately 3 years. The service conditions lapse on January 31, 2011. If before January 31, 2011, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting.
In March 2008, 394,604 contingent stock units subject to performance conditions were granted. The grant date fair-value of the award was $6.9 million, which will be expensed net of forfeitures over the vesting period of approximately 3 years. The average market price of NiSource’s common stock at the date of grant was $17.49. The performance conditions are based on achievement of a non-GAAP financial measure, cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations. Per the agreement, to the extent base performance conditions are exceeded during the 3 year performance period, the award will be increased in increments of 10 percent up to 50 percent. If prior to the lapse of the performance conditions, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, (2) due to disability, or (3) due to death with less than or equal to 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares if the performance conditions have been met. If prior to the lapse of the performance conditions, the employee terminates employment due to death with more than 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares as if the performance conditions had been met. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting.
In March 2007, 320,330 contingent stock units were granted. The grant date fair-value of the award was $7.5 million, based on the average market price of NiSource’s common stock at the date of grant of $23.46, which will be expensed net of forfeitures over the vesting period of approximately 3 years. The shares are subject to both performance and service conditions. The performance conditions were based on achievement of a non-GAAP financial measure (net operating earnings) as described above. Per the agreement, to the extent base performance conditions were exceeded, the award would be increased in increments of 10 percent up to 50 percent. If the performance conditions were not met, the grants would be cancelled and the shares would be forfeited. Subsequent to meeting the performance conditions, an additional two year service period will then be required before the shares vest on December 31, 2009. If after completing the performance conditions but prior to completing the service conditions the employee terminates employment (1) due to retirement, having attained age 55 and completed ten

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent shares on the date of termination. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. During 2007, base performance conditions were exceeded, resulting in an increase of the number of shares to be issued upon vesting by 20 percent. Accordingly, 62,319 additional shares were granted in January 2008. As of March 31, 2008 373,911 nonvested contingent shares were remaining. Employees will be entitled to receive dividends upon vesting.
Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. The total shareholder return measures established were not met; therefore these grants do not have an accelerated vesting period. At March 31, 2008, NiSource had 538,456 awards outstanding which contained the time-accelerated provisions.
Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. Effective March 25, 2008, the board approved to amend the vesting provisions of the plan such that all outstanding grants and future grants of restricted stock units will vest immediately. As of March 31, 2008, 62,600 restricted shares and 147,577 restricted stock units had been issued under the Plan.
15. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at March 31, 2008 and the years in which they expire were:

(in millions)	Total	2008	2009	2010	2011	2012	After

Guarantees of subsidiaries debt	$5,119.0	$5.0	$460.0	$1,000.0	$—	$315.0	$3,339.0
Guarantees supporting commodity transactions of subsidiaries	526.0	339.7	181.7	—	—	—	4.6
Lines of credit	624.7	624.7	—	—	—	—	—
Letters of credit	102.1	27.9	58.9	—	14.3	—	1.0
Other guarantees	343.7	65.4	4.1	—	—	17.1	257.1

Total commercial commitments	$6,715.5	$1,062.7	$704.7	$1,000.0	$14.3	$332.1	$3,601.7

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $5.1 billion of debt for various wholly-owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheet as of March 31, 2008. The subsidiaries are required to comply with certain financial covenants under the debt instruments and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $526.0 million of commodity-related payments for its current subsidiaries involved in energy marketing to satisfy requirements under forward gas sales. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
commitment level to $1.5 billion and extending the termination date by one year to July 2011. At March 31, 2008, NiSource had $624.7 million in short-term borrowings outstanding under the credit facility. Through the five-year revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $102.1 million for the benefit of third parties.
Other Guarantees or Obligations. On April 18, 2008, PEI reached an agreement with BPAE to sell all of the outstanding stock of Whiting Clean Energy to BPAE for $210 million. The agreement with BPAE contains customary representations, warranties, covenants and closing conditions. NiSource anticipates the closing of the transaction to occur in the second or third quarter of 2008. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet as of March 31, 2008. NiSource continues to review the terms of the guarantees.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium Pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing is expected to be completed in the first quarter of 2009. As of March 31, 2008, Millennium borrowed $193.0 million under the financing agreements, of which NiSource guaranteed $91.7 million. NiSource recorded an accrued liability of approximately $3.7 million related to the fair value of this guarantee.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of March 31, 2008, Hardy Storage borrowed $123.4 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million, which is 50% of the amount borrowed.
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
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. NiSource has not established a reserve for the punitive damages portion of the verdict.
C. Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
A reserve of $76.0 million and $77.2 million has been recorded as of March 31, 2008 and December 31, 2007, respectively, to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on many factors including currently enacted laws and regulations, existing technology and estimated site-specific costs whereby assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. NiSource’s estimated environmental remediation liability will be refined as events in the remediation process occur. Actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
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
On March 12, 2008, the EPA announced the tightening of the 8-hour ozone NAAQS from 0.08 parts per million to 0.075 parts per million. The number of areas that do not meet the new standards could significantly increase across the country. Over the next several years, states will be required to develop ozone attainment plans to implement the standards and improve air quality in these areas. This could lead to additional emission reductions of NOx, an ozone precursor, from facilities owned by NiSource. NiSource will closely monitor developments in these matters and cannot at this time accurately estimate the timing or cost of emission controls that may eventually be required.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
On September 26, 2007, Columbia Transmission received an NOV related to bentonite discharge associated with a horizontal directional drill operation for the Hardy Storage project. On November 29, 2007, Columbia Transmission received an NOV related to the collapse of Swift Run stream bed associated with the same horizontal directional drill operation. Columbia Transmission received the Draft Consent Special Order from the VADEQ on March 3, 2008. NiSource has provided comments to the VADEQ on the Draft Consent Special Order and continues to work with the VADEQ on the content of the Draft Consent Special Order. Stream restoration activities are continuing. Continued monitoring of the stream will occur for the next six months to two years.
Electric Operations.
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction NOx reduction technology at each of its active generating stations and is currently in compliance with the NOx limits. In implementing the NOx compliance plan, Northern Indiana has expended approximately $290 million as of December 31, 2007. Actual costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern states, including electric utilities in Indiana, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. On March 15, 2006, the EPA signed three related rulemakings providing final regulatory decisions on implementing the CAIR. The EPA, in one of the rulings, denied several petitions for reconsideration of various aspects of the CAIR, including requests by Northern Indiana to reconsider SO2 and NOx allocations. On March 25, 2008, the U. S. Court of Appeals for the D. C. Circuit held oral arguments in litigation challenging the CAIR. Northern Indiana, along with other utilities, directly participated in one of the arguments addressing the legality of using the allowance allocations of the Acid Rain program for the purpose of complying with the CAIR SO2 reduction requirements. A decision on these arguments is expected later this year and such decision could potentially alter CAIR requirements.
On October 3, 2007, the Indiana Air Pollution Control Board adopted, with minor changes from the EPA Clean Air Mercury Rule, the state rule to implement EPA’s CAMR. The rule became effective on February 3, 2008, with compliance required in 2010. The EPA FIP rule, published December 22, 2006, has not been finalized and is intended only as a backstop for states such as Indiana that missed the November 17, 2006 submittal deadline but is working diligently to finalize its state rule. The IDEM has indicated it is planning on utilizing an option in the FIP that allows the state to submit a request for partial approval to use the IDEM’s allowance allocation methodology

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
until the EPA is able to approve the full state plan. The state’s request for partial approval will be due to the EPA upon the effective date of the final FIP, estimated to be in the first half of 2008. The EPA would not record allowance allocations for 2010 until September 2008. The FIP would be rescinded upon EPA acceptance of the Indiana rule. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules addressing utility mercury emissions that are the stimulus for the Indiana Air Pollution Control Board’s CAMR. The first is the EPA’s rule delisting coal and oil-fired electric generating units from the list of sources whose emissions are regulated under section 112 of the Clean Air Act, 42 U.S.C. § 7412. Revision of December 2000 Regulatory Finding (“Delisting Rule”), 70 Fed. Reg. 15,994 (March 29, 2005). The second is the EPA’s rule that set performance standards for new coal-fired electric generating units and established total mercury emission limits for States along with a cap-and-trade program for new and existing coal-fired electric generating units. Standards of Performance for New and Existing Stationary Sources: Electric Utility Steam Generating Units (“CAMR”), 70 Fed. Reg. 28,606 (May 18, 2005). On March 24, 2008, the EPA and industry filed petitions with the court for rehearing of these decisions. The resolution of this legal action and the EPA’s response will affect the implementation and timing of the installation of controls to address potential mercury reduction obligations. Northern Indiana will closely monitor developments regarding any further action by the EPA and subsequent regulatory developments from the EPA and/or the Indiana Air Pollution Control Board in this matter.
Local air quality has improved in three counties in which Northern Indiana generating assets are located. In recognition of this improvement the IDEM submitted petitions to the EPA seeking redesignation of the Indiana counties of Lake, Porter, and LaPorte to attainment of the eight-hour ozone NAAQS. Final EPA rulemaking approving the LaPorte County redesignation became effective on July 19, 2007. The EPA approval for Lake and Porter counties is undergoing further evaluation and may be delayed until after the 2008 ozone season due to monitored values in 2007 at one site that put the design value just above the NAAQS. On October 3, 2007, the Air Pollution Control Board adopted the redesignation of LaPorte County to attainment as part of a reformatting of the state attainment designation rule. The rule became effective January 28, 2008. Upon promulgation of the EPA and subsequent IDEM regulations to implement the redesignations to attainment, new source review rules are expected to change from nonattainment new source review rules to prevention of significant deterioration while measures responsible for existing emission reductions would continue. The March 12, 2008 EPA tightening of the 8-hour ozone NAAQS may preclude the approval of the redesignation requests and may result in these counties remaining and/or again being designated as nonattainment of the ozone NAAQS. As discussed above under “General,” the EPA ozone NAAQS revision could lead to additional emission reductions of NOx, an ozone precursor, from facilities owned by Northern Indiana. Northern Indiana will closely monitor developments in these matters and cannot at this time accurately estimate the timing or cost of emission controls that may eventually be required.
In a related matter, the U. S. Court of Appeals for the D. C. Circuit, in late 2006, ruled a requirement to impose CAA §185 fees on emissions sources located in counties that failed to attain the previous (1-hr) ozone standard, which had been rescinded by the EPA in May 2005, remained applicable retroactive to November 2005. The court remanded the issue to the EPA for reconsideration. In January 2008, the U. S. Supreme Court denied a petition to hear an appeal on this matter. The EPA has announced that it intends to propose regulations in fall 2008 to specify how §185 fees will be imposed and calculated. One of Northern Indiana’s operating generating assets is located in a county where this fee could potentially be applied. Northern Indiana will closely monitor developments in this matter and cannot estimate the financial impact at this time.
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
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval.
The NPDES water discharge permit for Michigan City Generating Station has been issued and became effective on April 1, 2006. The permit requires that the facility meet the Great Lakes Initiative discharge limits for copper. The Michigan City Generating Station has a four year compliance schedule to meet these limits, which ends April 1, 2010. Northern Indiana is evaluating alternatives for treating copper in wastewater at the Michigan City Generating Station.
Great Lakes Initiative-based discharge limits for mercury have also been set for both the Michigan City and Bailly Generating Stations. Northern Indiana will collect data, develop and implement pollution reduction program plans, to demonstrate progress in reducing mercury discharge.
The permit for the Bailly Generating Station was issued on June 26, 2006, and became effective on August 1, 2006. Northern Indiana appealed the Bailly Generating Station NPDES permit, due to an unacceptable internal outfall monitoring permit condition. On February 18, 2008, the Bailly NPDES permit was modified to resolve the monitoring issue and to address the 316(b) rule status due to the remand mentioned below. Due to additional pending studies, the cost of complying with the permit requirements cannot be estimated at this time.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
16. Changes in Common Stockholders’ Equity and Comprehensive Income
The following table displays the changes in Common Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2008 and 2007.

			Additional		Accum
	Common	Treasury	Paid-In	Retained	Other Comp		Comp
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2008	$2.7	$(23.3)	$4,011.0	$1,074.5	$11.7	$5,076.6

Comprehensive Income:
Net Income				99.3		99.3	99.3
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					(1.3)	(1.3)	(1.3)
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					17.3	17.3	17.3
Unrecognized Pension Benefit and OPEB cost (c )					(3.6)	(3.6)	(3.6)

Total comprehensive income							111.7
Dividends:
Common shares				(126.3)		(126.3)
Treasury stock acquired
Issued:
Employee stock purchase plan			0.2			0.2
Long-term incentive plan			1.7			1.7
Amortization of Long-term incentive Plan			0.3			0.3

Balance March 31, 2008	$2.7	$(23.3)	$4,013.2	$1,047.5	$24.1	$5,064.2

			Additional		Accum
	Common	Treasury	Paid-In	Retained	Other Comp		Comp
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2007	$2.7	$(21.2)	$3,998.3	$1,012.9	$20.9	$5,013.6

Adjustment to initially apply new measurement date pursuant to SFAS No. 158, net of tax				(6.8)		(6.8)
Adjustment to initially apply FIN 48, net of tax				(0.8)		(0.8)

Beginning balance, as adjusted	$2.7	$(21.2)	$3,998.3	$1,005.3	$20.9	$5,006.0
Comprehensive Income:
Net Income				216.7		216.7	216.7
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					(2.1)	(2.1)	(2.1)
Net unrealized gains on derivatives qualifying as cash flow hedges (b)					28.2	28.2	28.2
Unrecognized Pension Benefit and OPEB cost (c )					3.2	3.2	3.2

Dividends:
Common shares				(126.0)		(126.0)
Treasury stock acquired		(1.5)				(1.5)
Issued:
Common stock issuance
Employee stock purchase plan			0.2			0.2
Long-term incentive plan			2.3			2.3
Amortization of Long-term incentive Plan			0.3			0.3

Balance March 31, 2007	$2.7	$(22.7)	$4,001.1	$1,096.0	$50.2	$5,127.3

(a)	Net unrealized losses on available for sale securities, net of $1.3 million and $2.0 million tax expense in the first three months of 2008 and 2007, respectively.

(b)	Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $17.3 million and $28.1 million tax benefit in the first three months of 2008 and 2007, respectively.

(c)	Unrecognized pension benefit and OPEB costs, net of $3.6 million tax expense and $3.2 million tax benefit in the first three months of 2008 and 2007, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
17. Accumulated Other Comprehensive Income
The following table displays the components of Accumulated Other Comprehensive Income, which is included in “Common Stockholders’ Equity,” on the Condensed Consolidated Balance Sheets.

	March 31,	December 31,
(in millions)	2008	2007

Other comprehensive income (loss), before taxes:
Unrealized gains on securities	$5.1	$7.2
Tax (expense) on unrealized gains on securities	(2.0)	(2.8)
Unrealized gains on cash flow hedges	39.4	10.2
Tax (expense) on unrealized gains on cash flow hedges	(14.5)	(2.6)
Unrecognized pension benefit and OPEB costs	(6.7)	(0.5)
Tax benefit on unrecognized pension benefit and OPEB costs	2.8	0.2

Total Accumulated Other Comprehensive Income, net of taxes	$24.1	$11.7

18. Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The NiSource Chief Executive Officer is the chief operating decision maker.
NiSource’s operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana. The Other Operations segment primarily includes gas and power marketing, and ventures focused on distributed power generation technologies, including cogeneration facilities, fuel cells and storage systems.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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

Three Months Ended March 31, (in millions)	2008	2007

REVENUES
Gas Distribution Operations
Unaffiliated	$2,440.4	$2,048.3
Intersegment	7.1	6.8

Total	2,447.5	2,055.1

Gas Transmission and Storage Operations
Unaffiliated	168.3	163.5
Intersegment	63.0	65.5

Total	231.3	229.0

Electric Operations
Unaffiliated	332.8	326.9
Intersegment	0.2	0.2

Total	333.0	327.1

Other Operations
Unaffiliated	346.1	304.6
Intersegment	13.2	17.1

Total	359.3	321.7

Adjustments and eliminations	(81.4)	(88.2)

Consolidated Revenues	$3,289.7	$2,844.7

Operating Income (Loss)
Gas Distribution Operations	$254.9	$254.1
Gas Transmission and Storage Operations	104.8	106.6
Electric Operations	38.4	73.0
Other Operations	(0.5)	0.2
Corporate	(2.8)	(3.5)

Consolidated Operating Income	$394.8	$430.4

19. Hartsville and Delhi Compressor Stations
On February 5, 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements of 2.156 Bcf per day could not be met. Since that time Columbia Gulf restored gas flow to 1.65 Bcf per day; however, full contractual agreements still cannot be met. Although temporary solutions are being investigated to restore system capabilities as soon as possible, a permanent solution for rebuilding the compressor station may take 18 to 24 months. The temporary solutions will begin adding system capacity in the second quarter and will be completed by July 2008. This capacity would remain in place while the permanent solution is implemented. NiSource expects the majority of the reconstruction costs during the 18 to 24 month period for the compressor station and ancillary facilities plus business interruption losses during the twelve month period from the event will be recoverable through insurance.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On December 14, 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. As a result the current contractual transportation agreements of 2.156 Bcf per day could not be met. By December 15, 2007 Lines 200 and 300 were returned to service and gas flow was restored to 2.0 Bcf per day on December 16, 2007. On December 19, 2007, the U.S. Department of Transportation issued a Corrective Action Order which was applicable to Line 100 from the Rayne, LA Compressor Station to Leach, KY. The Order required Columbia Gulf to develop a remedial work plan, which included assessments on Line 100 using in-line inspection tools. The Order also required a 20% reduction in pressure on Line 100 from the Rayne Compressor Station to the Corinth Compressor Station which resulted in a reduction in gas flow on December 21, 2007 to 1.6 Bcf per day. The next day the capacity was increased to 1.75 Bcf per day. Between December 22, 2007 and February 5, 2008 the capacity varied between 1.6 and 1.75 Bcf per day as a result of remediation work on Line 100. Columbia Gulf is continuing its remediation efforts with the goal of lifting the Corrective Action Order. NiSource expects to recover a portion of the pipeline replacement costs plus business interruption losses through insurance.
Over the course of the next 24 months, firm transportation contracts of approximately 1.2 Bcf per day will expire and there is a risk some of those may not be renewed due to the reduced system capabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
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
The following Management’s Discussion and Analysis should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
For the three months ended March 31, 2008, NiSource reported income from continuing operations of $189.4 million, or $0.69 per basic share, compared to $206.5 million, or $0.75 per basic share in 2007.
Decreases in income from continuing operations were due primarily to the following items:
•	Electric Operations net revenues were negatively impacted by $11.4 million in the current quarter primarily due to non-recoverable power purchased and non-recoverable MISO charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	Operation and maintenance expenses increased due to higher employee and administrative expenses of $15.8 million and higher electric generation and maintenance costs of $7.4 million. Employee and administrative costs include payroll, benefits and higher corporate services costs, including costs associated with the amended IBM Agreement. Employee and administrative expenses also increased due to adjustments that reduced benefit expense by $7.1 million during 2007. The increased electric generation and maintenance costs resulted from planned turbine and boiler maintenance and a generator overhaul.
Increases impacting income from continuing operations that partially offset the decreases impacting income included:
•	Gas Distribution Operations’ net revenues increased as a result of higher residential and commercial volumes. Residential volumes increased 2.4% from the comparable period last year while commercial volumes increased 4.8%.

•	Gas Transmission and Storage Operations’ net revenues have increased due to higher net revenues from firm capacity reservation fees related to new interconnects along the Columbia Gulf pipeline system and deliveries from the Hardy storage field partially offset by insurance proceeds from a business interruption claim that improved last year’s results.

•	Interest expense decreased due to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility.
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
Commercial and Regulatory Initiatives
Whiting Clean Energy. On April 18, 2008, PEI reached an agreement with BPAE to sell all of the outstanding stock of Whiting Clean Energy to BPAE for $210 million. The agreement with BPAE contains customary representations, warranties, covenants and closing conditions. NiSource anticipates the closing of the transaction to occur in the second or third quarter of 2008, depending upon the timing of the satisfaction of closing conditions, including required approvals from the Federal Energy Regulatory Commission and the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
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
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utility Commission, seeking an increase of approximately $60 million annually, effective October 28, 2008. Through this filing, Columbia of Pennsylvania is seeking to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. The case is currently pending, and is expected to be resolved by the fourth quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia of Ohio filed a base rate case with PUCO on March 3, 2008, requesting an increase in base rates in excess of $80 million annually. Columbia of Ohio is seeking recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. The case is currently pending, and is expected to be resolved by the fourth quarter of 2008.
Columbia of Ohio and other stakeholders reached an agreement in the fourth quarter of 2007 that establishes the framework for operations under Columbia of Ohio’s CHOICESM program for the next several years and provides for a wholesale gas supply auction by early 2010. On January 23, 2008, the PUCO approved the agreement. During 2007, Columbia of Ohio also filed with the PUCO a Joint Stipulation that clarifies the company’s operational responsibilities for customer-owned service lines and faulty risers. The stipulation establishes a recovery mechanism to collect certain costs associated with repair or replacement of customer-owned service lines and replacement of risers and resolves outstanding issues related to this important customer safety program. On April 9, 2008, the PUCO issued an order in this matter approving the Stipulation in all material respects. On April 23, 2008, Utility Service Partners, Inc. requested that the PUCO stay its order, pending the resolution of any applications on rehearing. Columbia of Ohio filed its response to the motion on April 28, 2008.
On October 17, 2007, Bay State petitioned the Massachusetts Department of Public Utilities to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The Massachusetts Department of Public Utilities held hearings on this matter in the first quarter of 2008 and issued an order denying Bay State’s petition on April 30, 2008. NiSource is in the process of reviewing the order and assessing its rehearing or appeal options.
On January 30, 2008, the IURC approved a settlement agreement which was reached in October 2007 with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to the costs paid by customers for power purchased by Northern Indiana versus the amount of these costs absorbed by Northern Indiana. The terms of the settlement call for Northern Indiana to make a one-time payment to resolve this question as it relates to power purchased from January 1, 2006 through September 30, 2007. The amount of the refund is set at $33.5 million and will be refunded February 2008 through July 2008. A reserve for the entire amount was recorded in the third quarter of 2007. Northern Indiana implemented a new “benchmarking standard” that will govern the allocation of costs for purchased power between customers and Northern Indiana. The benchmark defines the price below which customers will pay for power purchases and above which Northern Indiana must absorb a portion of the costs. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired CCGT using gas purchased and delivered to Northern Indiana. This has resulted in Northern Indiana absorbing some purchased power costs that have reduce net revenues and may reduce net revenues during future periods. The agreement also contemplates Northern Indiana adding generating capacity to its existing portfolio. The benchmark will be adjusted as new capacity is added. The added generating capacity will substantially reduce the amount of purchased power and mitigate the impact of the adjusted benchmark. Further, the settling parties agreed to support Northern Indiana’s deferral and future recovery of carrying costs and depreciation associated with the acquisition of new generating facilities. In the approving order, the IURC dictated that, while the parties agreed to support the deferral of costs mentioned above, the IURC would rule on such deferral in CPCN proceedings.
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed the need to add approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana filed a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN requested approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly-owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. On December 22, 2007, BPAE indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility and subsequently signed a purchase agreement on April 18, 2008. As a result, on January 25, 2008, Northern Indiana filed an amended CPCN to address just the Sugar Creek CCGT facility. The estimated cost of the facility is $329 million. The CPCN hearing before the IURC took place on March 25, 2008. Northern Indiana anticipates an order in May 2008. The FERC approved the purchase on February 27, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory matters.
Sale of Northern Utilities and Granite State Gas. On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time of closing. Historically, net working capital has averaged approximately $25 million. Under the terms of the transaction, Unitil Corporation will acquire Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. The transaction, expected to be completed by the end of 2008, is subject to federal and state regulatory approvals. During the quarter ended March 31, 2008, NiSource recognized an after tax loss of $63.6 million related to the pending sale and accounted for Northern Utilities and Granite State Gas as discontinued operations.
NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Bay State. NiSource is retaining its ownership of Bay State as a core component of the company’s long-term, investment-driven growth strategy.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Master Limited Partnership. On December 21, 2007, NiSource Energy Partners, L.P., an MLP and subsidiary of NiSource, filed an S-1 registration statement with the SEC in which it proposed making an initial public offering of common units in the MLP and NiSource proposed contributing its interest in Columbia Gulf to the MLP. NiSource management believes the formation of an MLP is a natural complement to NiSource’s gas transmission and storage growth strategy, and should provide NiSource access to competitively priced capital to support future growth investment. Due to the damage sustained at Columbia Gulf’s Hartsville, Tennessee, compressor station, following the tornados at the facility as described previously, the expected timing of initial public offering is expected to be delayed until later in 2008.
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
Hardy Storage Project. Hardy Storage completed its first full year of operations, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. Injections this year will allow the field to deliver up to 150,000 Dth of natural gas per day during the 2008-2009 winter heating season. Customers withdrew over 5.44 BCF from the storage field during the 2007-2008 winter heating season. When fully operational in 2009, the field will have a working storage capacity of 12 billion cubic feet, delivering more than 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Columbia Transmission, the operator of Hardy Storage, is expanding its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of these transmission facilities is substantially complete and partially in service. The remainder will be placed in-service in the first half of 2008.
Florida Gas Transmission Expansion Project. An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission was held in late 2007 and contracts for 100,000 Dth per day of capacity were executed. The remaining 80,000 Dth per day of capacity is expected to be sold under firm contracts. This project is expected to be in service during the second quarter of 2008.
Eastern Market Expansion Project. On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. This Eastern Market Expansion project is projected to add 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. On January 14, 2008, the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
FERC issued a favorable order which granted a certificate to construct the project and the project is expected to be in service by spring 2009.
Ohio Storage Project. Columbia Transmission concluded successful open seasons to gauge customer interest in an expansion of its storage in Ohio. The final scope of the project will be determined based on the outcome of the ongoing customer discussions.
Appalachian Expansion Project. On February 29, 2008, Columbia Transmission filed an application before the FERC for approval to build a new 9,470 horsepower compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. The project is expected to be in service in the fourth quarter of 2009.
New Penn Transmission Project. NiSource Gas Transmission and Storage Operations concluded a successful open season to gauge customer interest in a new pipeline system to provide 500,000 Dth per day of firm service from storage facilities near Leidy to a new interconnection with Millennium Pipeline in Steuben County, New York in 2010.
Centerville Expansion Project. Columbia Gulf concluded a successful open season to gauge customer interest in an expansion of firm service made available by the addition of compression to the East Lateral. This proposed expansion would add 235,000 Dth per day of additional delivery capability on the East Lateral in late 2009.
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
Financial Management of the Balance Sheet
NiSource’s interest expense decreased $7.3 million from the comparable quarter last year as a result of lower interest rates. On December 31, 2007, Whiting Clean Energy redeemed $292.1 million of its notes due June 20, 2011, having an average interest rate of 8.30%, which was financed with NiSource borrowings at a lower rate. NiSource’s short-term borrowings at March 31, 2008 were $624.7 million. On August 31, 2007, NiSource Finance issued $800 million of 6.40%, 10.5-year senior unsecured notes that mature on March 15, 2018. Additionally, NiSource has $450 million of floating rate notes and $ 1,160 million of fixed-to-variable interest rate swaps on its existing long-term debt that contributed to the reduction in interest expense.
NiSource plans to issue additional long-term debt in excess of $500 million during the second quarter of 2008 to fund future capital expenditures. While the current capital markets have been adversely impacted by a variety of negative economic indicators, NiSource believes that it will not impact its continued access to traditional capital markets.
Process and Expense Management
IBM Agreement. In early 2007, a high-level team of NiSource and IBM resources began an overall reassessment of the 2005 outsourcing initiative primarily to focus on operational and transformational improvements and remediation and to develop an integrated plan that enables NiSource to achieve its business objectives going forward. In the first quarter of 2007, NiSource decided to bring certain finance and accounting functions back within the company. These functions included general accounting, fixed asset accounting, and budgeting. In December 2007, NiSource and IBM finalized a restructuring of their business services agreement. Under the restructured agreement, IBM will primarily provide information technology services, with a number of other business service functions to be transitioned back to the NiSource organization. During the first quarter of 2008, certain Meter to Cash support services transitioned back to the company including some Billing & Cash Operation functions. Transition of the remaining business support services returning to NiSource will continue through the third quarter of 2008. In January 2008, NiSource and IBM also agreed to move forward with the Indiana Deployment of a Work Management System and its associated transformation initiatives. The Work Management

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
System project will provide technologies that standardize, integrate and support transformation of processes and eliminate costly and inefficient manual work processes while meeting regulatory/compliance standards. Implementation is planned for late 2008.
Results of Operations
Quarter Ended March 31, 2008
Net Income
NiSource reported net income of $99.3 million, or $0.36 per basic share, for the three months ended March 31, 2008, compared to net income of $216.7 million, or $0.79 per basic share, for the first quarter 2007. Income from continuing operations was $189.4 million, or $0.69 per basic share, for the three months ended March 31, 2008, compared to $206.5 million, or $0.75 per basic share, for the first quarter 2007. Operating income was $394.8 million, a decrease of $35.6 million from the same period in 2007. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2008 were 273.9 million compared to 273.6 million at March 31, 2007.
Comparability of line item operating results was impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues, subject to timing, and have essentially no impact on total operating income results. An increase in operating expenses of $3.8 million was primarily offset by a corresponding increase to net revenues reflecting recovery of these costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2008, were $1,041.2 million, a $1.4 million decrease from the same period last year. Excluding the impact of $3.8 million of trackers discussed above, net revenues decreased by $5.2 million. This decrease in net revenues was primarily due to lower residential and commercial margins and $11.4 million of non-recoverable purchased power costs and non-recoverable MISO charges within Electric Operations resulting from the settlement reached in 2007 by Northern Indiana with regulatory stakeholders and large customers as noted previously. The non-recoverable purchased power costs are due to the settlement, but not the MISO costs. These decreases in net revenues were partially offset by increased Gas Distribution Operations net revenues of $12.6 million primarily attributable to higher residential and commercial volumes sold. Within Gas Transmission and Storage Operations, higher net revenues of $5.1 million from increased subscriptions for firm transportations services were partially offset by the impact of business interruption proceeds that improved last year’s results by $2.6 million. Electric Operations net revenues were also impacted by increases associated with higher industrial volumes and margins, and higher bulk power sales.
Expenses
Operating expenses for the first quarter 2008 were $648.4 million, an increase of $34.7 million from the 2007 period. Excluding expenses that are recovered through regulatory trackers, that increase both operating expenses and net revenues (see discussion above), operating expenses increased $30.9 million. This increase was primarily due to higher employee and administrative expenses of $15.8 million across NiSource’s business segments due in part to adjustments that reduced benefit expense by $7.1 million during 2007 and increased electric generation and maintenance costs of $7.4 million that resulted from planned turbine and boiler maintenance and a generator overhaul. Employee and administrative costs include payroll, benefits and higher corporate services costs, including costs associated with the amended IBM Agreement. Other increases in operating expenses included modest increases in environmental costs associated with former manufactured gas plant sites within Gas Distribution Operations and higher pipeline integrity management costs within the Gas Transmission and Storage Operations.
Other Income (Deductions)
Interest expense, net was $91.8 million for the quarter, a decrease of $7.3 million compared to the first quarter 2007. This decrease was due primarily to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility. Other, net was a loss of $1.5 million for the current quarter compared to a loss of $2.9 million for the comparable 2007 period due to lower costs associated with the sale of accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Income Taxes
Income tax for the first quarter of 2008 was $112.1 million, a decrease of $9.8 million compared to the first quarter of 2007 due primarily to lower pretax income. The effective tax rate for the quarter ended March 31, 2008 was 37.2% compared to 37.1% for the comparable period last year.
Discontinued Operations
In the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities, Granite State Gas and Whiting Clean Energy as discontinued operations. As such, net income of $6.0 million from continuing operations was classified to net income from discontinued operations for the three months ended March 31, 2008, and $2.7 million was reclassified for the three months ended March 31, 2007. In the first quarter of 2008, NiSource recorded an estimated after-tax loss of $96.1 million for the disposition of these operations.
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
Operating Activities
Net cash flows from operating activities for the three months ended March 31, 2008 were $846.0 million, an increase of $67.6 million from the first three months of 2007. The weather and gas prices significantly impact working capital. There were significant sources of cash generated from favorable weather in certain jurisdictions and pricing impacts on inventory and accounts payable. However, these sources of cash were partially offset by uses of cash from changes in accounts receivable. In addition, a pension contribution of $45.8 million was made in the first quarter of 2007 improving cash flows in 2008 compared to 2007.
Investing Activities
Cash capital expenditures of $190.7 million during the first three months of 2008 were $42.9 million higher than the comparable 2007 period. The spending for the first three months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to increase in 2008 compared to last year, mainly for increased integrity-management improvements in the Gas Transmission and Storage Operations segment and expenditures to replace key components within the Electric Operations segment in addition to new business projects.
Capital spending, including ongoing infrastructure investments, is projected to be more than $1 billion annually, beginning in 2008 and for the foreseeable future.
Restricted cash was $3.8 million and $57.7 million for the periods ended March 31, 2008 and December 31, 2007, respectively. The decrease in restricted cash was due primarily to volatility in forward gas contracts, which resulted in decreased margin deposits on open derivative contracts at March 31, 2008 as compared to December 31, 2007.
Financing Activities
Long-Term Debt. NiSource plans to issue additional long-term debt in excess of $500 million during the second quarter of 2008 to fund future capital expenditures. While the current capital markets have been adversely impacted by a variety of negative economic indicators, NiSource believes that it will not impact it's continued access to traditional capital markets.
Whiting Clean Energy. On December 31, 2007, Whiting Clean Energy redeemed $292.1 of its notes due June 20, 2011, having an average interest rate of 8.30%. The associated redemption premium of $40.6 million was charged to loss on early extinguishment of long-term debt. The redemption was financed with NiSource borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Jasper County Pollution Control Bonds. Northern Indiana has seven series of Jasper County Pollution Control Bonds with a total principal value of $254 million currently outstanding. Prior to March 25, 2008, each of the series bore interest at rates established through auctions that took place at either 7, 28, or 35 day intervals. Between February 13, 2008 and March 5, 2008, Northern Indiana received notice that six separate market auctions of four of the series of the Jasper County Pollution Control Bonds had failed. As a result, those series representing an aggregate principal amount of $112 million of the Jasper County Pollution Control Bonds bore interest at default rates equal to 15% or 18% per annum. Subsequent auctions were successful, but resulted in interest rates between 5.13% and 11.0%, which are in excess of historical rates. Northern Indiana does not believe that these increases in interest rates will have a material impact on its financial results. These auction failures were attributable to the recent lack of liquidity in the auction rate securities market, largely driven by the recent turmoil in the bond insurance market. The Jasper County Pollution Control Bonds are insured by either Ambac Assurance Corporation or MBIA Insurance Corporation.
Northern Indiana converted all seven series of Jasper County Pollution Control Bonds from the auction rate mode to a variable rate demand bond mode between March 25, 2008 and April 11, 2008 and repurchased the bonds as part of the conversion process. As of April 11, 2008, all of the Jasper County Pollution Control Bonds were so purchased and are held in Northern Indiana’s treasury. Northern Indiana is currently evaluating its options for converting the debt from variable rate mode into fixed rate mode and subsequently reoffering the debt to the public.
As of March 31, 2008, $199.0 million of this outstanding debt had been converted to the variable rate demand bond format and repurchased by Northern Indiana for its own account. The remaining $55.0 million is classified as current portion of long-term debt in the March 31, 2008 Consolidated Balance Sheet. Northern Indiana has recorded the repurchased bonds as an offset to long-term debt in the Consolidated Balance Sheet as the debt is considered extinguished per SFAS No. 140. Unamortized debt expense previously recorded under deferred charges and other qualifies for regulatory treatment and has been reclassified as a regulatory asset. The repurchase of the bonds will be included in the financing activities section in the Condensed Statements of Consolidated Cash Flow.
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
NiSource Finance had outstanding credit facility borrowings of $624.7 million at March 31, 2008, at a weighted average interest rate of 3.10%, and borrowings of $1,061.0 million at December 31, 2007, at a weighted average interest rate of 5.43%.
As of March 31, 2008 and December 31, 2007, NiSource Finance had $102.1 million and $110.4 million of stand-by letters of credit outstanding, respectively. At March 31, 2008, $15.8 million of the $102.1 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $86.3 million of stand-by letters of credit outstanding at March 31, 2008, $83.0 million resided under NiSource Finance’s five-year credit facility and $3.3 million resided under an uncommitted arrangement with another financial institution.
As of March 31, 2008, $792.3 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On July 1, 2006, the agreement was amended to increase the program limit from $300 million to $350 million. The agreement currently expires on June 27, 2008. As of March 31, 2008, $350 million of accounts receivable had been sold by CORC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement with Citibank, N.A. under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 19, 2008, and can be renewed if mutually agreed to by both parties. As of March 31, 2008, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s or Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
Contractual Obligations. As of March 31, 2008, NiSource has $4.0 million of estimated federal and state income tax liabilities, including interest, recorded on its books in accordance with FIN 48. If or when such amounts may be settled is uncertain and cannot be estimated at this time. NiSource does not anticipate any significant changes to its liability for unrecognized tax benefits over the next twelve months.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
TPC, on behalf of Whiting Clean Energy, enters into power and gas derivative contracts to manage commodity price risk associated with operating Whiting Clean Energy. These derivative contracts do not always receive hedge accounting treatment under SFAS No. 133 and variances in earnings could be recognized as a result of marking these derivatives to market.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $6.3 million and $6.9 million for the first quarter of 2008 and 2007, respectively.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilize a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.2 million and zero during the first quarter of 2008, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. Power and gas derivative contracts entered into to manage price risk associated with Whiting Clean Energy are limited to quantities surrounding the physical generation capacity of Whiting Clean Energy and the gas requirements to operate the facility.
Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Condensed Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $526.0 million of commodity-related payments for its current subsidiaries involved in energy marketing to satisfy requirements under forward gas sales. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
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
NiSource has other guarantees outstanding. Refer to Note 14-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
Other Information
Recently Adopted Accounting Pronouncements
SFAS No. 157 – Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not change the requirements to apply fair value in existing accounting standards.
Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.
To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical asset or liabilities that the company has the ability to access as of the reporting date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

•	Level 3 inputs are unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.
SFAS No. 157 became effective for NiSource as of January 1, 2008. The provisions of SFAS No. 157 are to be applied prospectively, except for the initial impact on the following three items, which are required to be recorded as an adjustment to the opening balance of retained earnings in the year of adoption: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under EITF Issue No. 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price and (3) blockage factor discounts. The adoption of SFAS No. 157 did not have an impact on NiSource’s January 1, 2008 balance of retained earnings and is not anticipated to have a material impact prospectively.
In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. NiSource has elected to defer the adoption of the nonrecurring fair value measurement disclosures of non-financial assets and liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
See Note 10, “Fair Value of Financial Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the adoption of SFAS No. 157.
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
On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Condensed Consolidated Financial Statements for additional information.
SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment would be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted for certain conditions for early adoption. NiSource has chosen not to elect to measure any applicable financial assets or liabilities at fair value pursuant to this standard when SFAS No. 159 was adopted on January 1, 2008.
FSP FIN 39-1 — FASB Staff Position Amendment of FASB Interpretation No. 39. In April 2007, the FASB posted FSP FIN 39-1 to amend paragraph 3 of FIN 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. This FSP also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This FSP became effective for NiSource as of January 1, 2008. NiSource has not elected to net fair value amounts for its derivative instruments or the fair value amounts recognized for its right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. This is consistent with NiSource’s current accounting policy prior to the adoption of this amended standard. NiSource discloses amounts recognized for the right to reclaim cash collateral within “Restricted cash” and amounts recognized for the right to return cash collateral within current liabilities on the Consolidated Balance Sheets.
FIN 48 – Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48 to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
accounting for income taxes. Specifically, this interpretation requires that a tax position meet a “more-likely-than-not recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements and requires that benefit to be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The determination of whether a tax position meets the more-likely-than-not recognition threshold is based on whether it is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 11, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 161 – Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statement with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. NiSource is currently reviewing the provisions of SFAS No. 161 to determine the impact it may have on its disclosures within the Notes to Condensed Consolidated Financial Statements.
SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 160 to determine the impact it may have on the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended March 31, (in millions)	2008	2007

Net Revenues
Sales Revenues	$2,447.5	$2,055.1
Less: Cost of gas sold (excluding depreciation and amortization)	1,828.6	1,448.8

Net Revenues	618.9	606.3

Operating Expenses
Operation and maintenance	239.8	230.4
Depreciation and amortization	56.7	56.0
Impairment and gain on sale of assets	(2.1)	(0.3)
Other taxes	69.6	66.1

Total Operating Expenses	364.0	352.2

Operating Income	$254.9	$254.1

Revenues ($ in Millions)
Residential	1,428.8	1,283.0
Commercial	496.6	439.3
Industrial	102.3	95.5
Off System	334.0	128.0
Other	85.8	109.3

Total	2,447.5	2,055.1

Sales and Transportation (MMDth)
Residential	137.4	134.2
Commercial	78.0	74.4
Industrial	103.2	105.2
Off System	37.4	18.6
Other	0.5	0.3

Total	356.5	332.7

Heating Degree Days	2,679	2,623
Normal Heating Degree Days	2,665	2,636
% Colder (Warmer) than Normal	1%	(0%)

Customers
Residential	3,050,085	3,051,512
Commercial	280,729	281,306
Industrial	8,039	8,152
Other	77	75

Total	3,338,930	3,341,045

NiSource’s natural gas distribution operations serve approximately 3.3 million customers in seven states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky and Maryland. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 73% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Regulatory Matters
Significant Rate Developments. Columbia of Ohio filed a base rate case with PUCO on March 3, 2008, requesting an increase in base rates in excess of $80 million annually. Columbia of Ohio is seeking recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. The case is currently pending, and is expected to be resolved by the fourth quarter of 2008.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utility Commission, seeking an increase of approximately $60 million annually, effective October 28, 2008. Through this filing, Columbia of Pennsylvania is seeking to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. The case is currently pending, and is expected to be resolved by the fourth quarter of 2008.
On October 17, 2007, Bay State petitioned the Massachusetts Department of Public Utilities to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The Massachusetts Department of Public Utilities held hearings on this matter in the first quarter of 2008 and issued an order denying Bay State’s petition on April 30, 2008. NiSource is in the process of reviewing the order and assessing its rehearing or appeal options.
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
Certain types of natural gas risers, which are owned by customers, on Columbia of Ohio’s distribution system have been evaluated under a study required by the PUCO and have been found prone to leak natural gas under certain conditions. On February 1, 2007, Columbia of Ohio announced plans to identify and replace these risers on its distribution system. As of March 31, 2008, Columbia of Ohio deferred $7.5 million of costs associated with the study and identification of these natural gas risers as a regulatory asset and currently has estimated approximately $120 million for the cost to identify and replace the risers. On October 26, 2007, Columbia of Ohio and the PUCO Staff filed a Joint Stipulation and Recommendation that provided for Columbia of Ohio’s assumption of financial responsibility for the repair or replacement of customer-owned service lines and the replacement of risers prone to leak. In addition, the Stipulation provides for Columbia of Ohio to capitalize its investment in the service lines and risers, as well as the establishment of a tracking mechanism that would provide for the recovery of operating and maintenance costs related to Columbia of Ohio’s capitalized investment and its expenses incurred in identifying

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
risers prone to leak. On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and Ohio Partners for Affordable Energy, addressing the issues of Columbia of Ohio’s authority to assume responsibility for repair or replacement of hazardous customer owned service lines, the establishment of accounting authority for costs related to such activities, and the establishment of a mechanism to recover such costs. The parties recommended approval of the Stipulation to the PUCO, and on April 9, 2008, the PUCO issued an order in this matter approving the Stipulation in all material respects. On April 23, 2008, Utility Service Partners, Inc. requested that the PUCO stay its order, pending the resolution of any applications on rehearing. Columbia of Ohio filed its response to the motion on April 28, 2008.
On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The Stipulation calls for an accelerated pass back to customers of $36.6 million that will occur from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. Approximately $12.7 million was passed back through March 2008. The Stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.
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
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of March 31, 2008, a reserve has been recorded to cover probable environmental response actions. Refer to Note 15-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to effectively zero for the first quarter of 2008 and the restructuring liability remaining at March 31, 2008 was $0.9 million. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding restructuring initiatives.
Sale of Northern Utilities
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time of closing. Northern Utilities is a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities as discontinued operations. As such, net income of $5.7 million from continuing operations for Northern Utilities, which affected the Gas Distribution Operations segment, was classified to net income from discontinued operations for the three months ended March 31, 2008, and $4.6 million was reclassified for the three months ended March 31, 2007. Refer to Note 6, “Discontinued Operations and Assets Held for Sale,” in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Weather in the Gas Distribution Operation’s territories for the first quarter of 2008 was 1% colder than normal and 2% colder than the comparable quarter in 2007.
Throughput
Total volumes sold and transported of 356.5 MMDth for the first quarter of 2008 increased 23.8 MMDth from the same period last year. This increase in volume was primarily due to higher residential and commercial usage and off-system sales in the current period compared to the same period last year.
Net Revenues
Net revenues for the three months ended March 31, 2008 were $618.9 million, an increase of $12.6 million from the same period in 2007, due primarily to increased net revenues from regulatory and service programs of $8.5 million and increased residential and commercial usage.
Operating Income
For the first quarter of 2008, Gas Distribution Operations reported operating income of $254.9 million compared to operating income of $254.1 million for the same period in 2007. The increase in operating income was primarily attributable to increased net revenues described above. Operating expenses, after adjusting for increased expenses of $3.0 million that are recovered through regulatory and tax trackers and corresponding increases in net revenues, increased by $8.8 million compared to the same period last year. Operating expense increases were primarily due to higher employee and administrative expenses of $3.0 million, increased property and other taxes of $1.6 million, higher environmental expenses of $1.1 million pertaining mostly to former manufactured gas plant sites and higher depreciation. Employee and administrative costs include payroll, benefits and higher corporate services costs, including costs associated with the amended IBM Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Three Months Ended March 31, (in millions)	2008	2007

Operating Revenues
Transportation revenues	$184.8	$182.1
Storage revenues	45.6	45.9
Other revenues	0.9	1.0

Total Operating Revenues	231.3	229.0
Less: Cost of gas sold (excluding depreciation and amortization)	—	(0.3)

Net Revenues	231.3	229.3

Operating Expenses
Operation and maintenance	84.8	80.4
Depreciation and amortization	29.3	28.8
Gain on sale of assets	(1.0)	—
Other taxes	15.4	15.0

Total Operating Expenses	128.5	124.2

Equity Earnings in Unconsolidated Affiliates	2.0	1.5

Operating Income	$104.8	$106.6

Throughput (MMDth)
Columbia Transmission
Market Area	386.4	385.2
Columbia Gulf
Mainline	159.7	147.1
Short-haul	75.0	40.5
Columbia Pipeline Deep Water	0.2	0.8
Crossroads Gas Pipeline	10.1	10.2
Intrasegment eliminations	(132.0)	(128.2)

Total	499.4	455.6

NiSource’s Gas Transmission and Storage Operations segment consists of the operations of Columbia Transmission, Columbia Gulf, Columbia Deep Water, Crossroads Pipeline, and Central Kentucky Transmission. In total NiSource owns a pipeline network of approximately 16 thousand miles extending from offshore in the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in 16 northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource Gas Transmission and Storage Operations segment operates one of the nation’s largest underground natural gas storage systems.
NiSource Energy Partners, L.P.
On December 21, 2007, NiSource Energy Partners, L.P., an MLP and subsidiary of NiSource, filed an S-1 registration statement with the SEC in which it proposed making an initial public offering of common units in the MLP and NiSource proposed contributing its interest in Columbia Gulf to the MLP. NiSource management believes the formation of an MLP is a natural complement to NiSource’s gas transmission and storage growth strategy, and should provide NiSource access to competitively priced capital to support future growth investment. Due to the damage sustained at Columbia Gulf’s Hartsville, Tennessee, compressor station, following the tornados at the facility as described previously, the expected timing of initial public offering is expected to be delayed until later in 2008.
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
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium Pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing is expected to be completed in the first quarter of 2009. Additional information on this guarantee is provided in Note 15-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements.
Hardy Storage Project
Hardy Storage completed its full year of operations, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. Injections this year will allow the field to deliver up to 150,000 Dth of natural gas per day during the 2008-2009 winter heating season. Customers withdrew over 5.44 BCF from the storage field during the 2007-2008 winter heating season. When fully operational in 2009, the field will have a working storage capacity of 12 billion cubic feet, delivering more than 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Columbia Transmission, the operator of Hardy Storage, is expanding its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of these transmission facilities is substantially complete and partially in service.
Florida Gas Transmission Expansion Project
An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission was held in late 2007 and contracts for 100,000 Dth per day of capacity were executed. The remaining 80,000 Dth per day of capacity is expected to be sold under firm contracts. This project is expected to be in service during the second quarter of 2008.
Eastern Market Expansion Project
On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. This Eastern Market Expansion project is projected to add 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. On January 14, 2008, the FERC issued a favorable order which granted a certificate to construct the project and the project is expected to be in service by spring 2009.
Ohio Storage Project
Columbia Transmission concluded successful open seasons to gauge customer interest in an expansion of its storage in Ohio. The final scope of the project will be determined based on the outcome of the ongoing customer discussions.
Appalachian Expansion Project
On February 29, 2008, Columbia Transmission filed an application before the FERC for approval to build a new 9,470 horsepower compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. The project is expected to be in service in the fourth quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
New Penn Transmission Project
NiSource Gas Transmission and Storage Operations concluded a successful open season to gauge customer interest in a new pipeline system to provide 500,000 Dth per day of firm service from storage facilities near Leidy to a new interconnection with Millennium Pipeline in Steuben County, New York in 2010.
Centerville Expansion Project
Columbia Gulf concluded a successful open season to gauge customer interest in an expansion of firm service made available by the addition of compression to the East Lateral. This proposed expansion would add 235,000 Dth per day of additional delivery capability on the East Lateral in late 2009.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the three months ended March 31, 2008 approximately 90.7% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 4.4% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 88.7% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 4.3% of transportation revenues derived from usage fees under firm contracts for the three months ended March 31, 2007.
Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the three months ended March 31, 2008 and 2007, approximately 4.9% and 7.0% of the transportation revenues were derived from interruptible contracts, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Hartsville and Delhi Compressor Stations
On February 5, 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements of 2.156 Bcf per day could not be met. Since that time Columbia Gulf restored gas flow to 1.65 Bcf per day; however, full contractual agreements still cannot be met. Although temporary solutions are being investigated to restore system capabilities as soon as possible, a permanent solution for rebuilding the compressor station may take 18 to 24 months. The temporary solutions will begin adding system capacity in the second quarter and will be completed by July 2008. This capacity would remain in place while the permanent solution is implemented. NiSource expects the majority of the reconstruction costs, during the 18 to 24 month period, for the compressor station and ancillary facilities plus business interruption losses, during the twelve month period from the event, will be recoverable through insurance.
On December 14, 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. As a result the current contractual transportation agreements of 2.156 Bcf per day could not be met. By December 15, 2007 Lines 200 and 300 were returned to service and gas flow was restored to 2.0 Bcf per day on December 16, 2007. On December 19, 2007, the U.S. Department of Transportation issued a Corrective Action Order which was applicable to Line 100 from the Rayne, LA Compressor Station to Leach, KY. The Order required Columbia Gulf to develop a remedial work plan, which included assessments on Line 100 using in-line inspection tools. The Order also required a 20% reduction in pressure on Line 100 from the Rayne Compressor Station to the Corinth Compressor Station which resulted in a reduction in gas flow on December 21, 2007 to 1.6 Bcf per day. The next day the capacity was increased to 1.75 Bcf per day. Between December 22, 2007 and February 5, 2008 the capacity varied between 1.6 and 1.75 Bcf per day as a result of remediation work on Line 100. Columbia Gulf is continuing its remediation efforts with the goal of lifting the Corrective Action Order. NiSource expects to recover a portion of the pipeline replacement costs plus business interruption losses through insurance.
Over the course of the next 24 months, firm transportation contracts of approximately 1.2 Bcf per day will expire and there is a risk some of those may not be renewed due to the reduced system capabilities.
Sale of Granite State Gas
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time of closing. Granite State Gas is an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Granite State Gas as discontinued operations. As such, net income of $0.3 million from continuing operations for Granite State Gas, which affected the Gas Transmission and Storage Operations segment, was classified to net income from discontinued operations for the three months ended March 31, 2008, and $0.3 million was reclassified for the three months ended March 31, 2007. Refer to Note 6, “Discontinued Operations and Assets Held for Sale,” in the Notes to Condensed Consolidated Financial Statements for additional information.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of March 31, 2008, a reserve has been recorded to cover probable environmental response actions. Refer to Note 15-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $0.3 million for the first quarter of 2008 and the restructuring liability remaining at March 31, 2008 was $1.0 million. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding restructuring initiatives.
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 499.4 MMDth for the first quarter of 2008, compared to 455.6 MMDth for the same period in 2007. The increase of 43.8 MMDth is due primarily to incremental volumes transported from new interconnects along the Columbia Gulf pipeline system.
Net Revenues
Net revenues were $231.3 million for the first quarter of 2008, an increase of $2.0 million from the same period in 2007, primarily due to increased subscriptions for firm transportation services of $5.1 million related to new interconnects along the Columbia Gulf pipeline system and deliveries from the Hardy storage field as described above, partially offset by insurance proceeds from a business interruption claim that improved last year’s results by $2.6 million.
Operating Income
Operating income was $104.8 million for the first quarter of 2008 compared to $106.6 million in the first quarter of 2007. Increases in net revenues described above were more than offset by increased operating expenses of $4.3 million. Operation and maintenance expenses increased as a result of higher pipeline integrity management cost of approximately $2 million and increased employee and administrative costs of $1.9 million. Employee and administrative costs include payroll, benefits and higher corporate services costs, including costs associated with the amended IBM Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three Months Ended March 31, (in millions)	2008	2007

Net Revenues
Sales revenues	$333.0	$327.1
Less: Cost of sales (excluding depreciation and amortization)	149.6	128.7

Net Revenues	183.4	198.4

Operating Expenses
Operation and maintenance	83.0	61.8
Depreciation and amortization	47.4	48.0
Other taxes	14.6	15.6

Total Operating Expenses	145.0	125.4

Operating Income	$38.4	$73.0

Revenues ($ in millions)
Residential	86.9	93.0
Commercial	78.4	89.8
Industrial	143.0	129.0
Wholesale	8.9	11.3
Other	15.8	4.0

Total	333.0	327.1

Sales (Gigawatt Hours)
Residential	806.8	845.2
Commercial	944.0	928.0
Industrial	2,514.0	2,341.8
Wholesale	144.7	137.3
Other	34.8	26.7

Total	4,444.3	4,279.0

Electric Customers
Residential	400,452	398,493
Commercial	52,920	52,199
Industrial	2,499	2,512
Wholesale	4	4
Other	756	757

Total	456,631	453,965

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 457 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.
Electric Supply
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed the need to add approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana filed a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN requested approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly-owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. On December 22, 2007, BPAE indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility and subsequently signed a purchase agreement on April 18, 2008. As a result, on January 25, 2008, Northern Indiana filed an amended CPCN to address just the Sugar Creek CCGT facility. The estimated cost of the facility is $329 million. Northern Indiana is requesting the IURC to approve the purchase by the second quarter of 2008. The FERC approved the purchase on February 27, 2008.

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
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $12.5 million and $13.7 million were recognized for electric customers for the first quarter of 2008 and 2007, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC Orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first quarter of 2008 non-fuel cost credits of $0.9 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $1.8 million were deferred. In the first quarter of 2008 and 2007, MISO costs of $0.9 million and $2.5 million, respectively, were deferred.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to the start of the Day 2 Market. The resettlement began on June 9, 2007 and ended in January 2008. Certain charge types included in the resettlement were originally considered to be non-fuel and were recorded as regulatory assets, in accordance with previous IURC orders allowing deferral of certain non-fuel MISO costs. During the fourth quarter 2007, based on precedent set by an IURC ruling for another Indiana utility, Northern Indiana reclassified these charges, totaling $16.7 million, as fuel and included them in the fuel cost recovery mechanism in its latest FAC filing. Prior to the hearing for FAC-78 on April 17, 2008, several intervenors objected to a portion of the $16.7 million and Northern Indiana agreed to remove $7.6 million from the FAC filing. This amount represents the portion of the resettlement costs related to periods prior to December 9, 2005. The $7.6 million was recorded as a reduction to net revenues in the first quarter of 2008.
On September 14, 2007, MISO filed a tariff with the FERC outlining the development of an ASM. The ASM will allow participants to buy and sell operating reserves and regulation services that are essential to reliability. The pricing of these markets will be optimized with the current energy markets and MISO is targeting the start of the ASM for 2008. Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a joint petition to the IURC, filed a request to participate in ASM and seek approval of cost recovery methodologies for associated costs. At this time, Northern Indiana is unable to determine what impact the ASM will have on its operations or cash flows.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.
On January 30, 2008, the IURC approved a settlement agreement which was reached in October 2007 with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to the costs paid by customers for power purchased by Northern Indiana versus the amount of these costs absorbed by Northern Indiana. The terms of the settlement call for Northern Indiana to make a one-time payment to resolve this question as it relates to power purchased from January 1, 2006 through September 30, 2007. The amount of the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
refund is set at $33.5 million and will be refunded February 2008 through July 2008. A reserve for the entire amount was recorded in the third quarter of 2007. Northern Indiana implemented a new “benchmarking standard” that will govern the allocation of costs for purchased power between customers and Northern Indiana. The benchmark defines the price below which customers will pay for power purchases and above which Northern Indiana must absorb a portion of the costs. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired CCGT using gas purchased and delivered to Northern Indiana. Purchased power costs exceeding the benchmark amounted to $3.8 million in the first quarter of 2008. These costs were not passed through to customers, but were absorbed by Northern Indiana. This benchmark will likely result in Northern Indiana absorbing some purchased power costs that will reduce net revenues during future periods. The agreement also contemplates Northern Indiana adding generating capacity to its existing portfolio. The benchmark will be adjusted as new capacity is added. The added generating capacity will substantially reduce the amount of purchased power and mitigate the impact of the adjusted benchmark. Further, the settling parties agreed to support Northern Indiana’s deferral and future recovery of carrying costs and depreciation associated with the acquisition of new generating facilities. In the approving order, the IURC dictated that, while the parties agreed to support the deferral of costs mentioned above, the IURC would rule on such deferral in CPCN proceedings.
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed the need to add approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana filed a CPCN as well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN requested approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly-owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. On December 22, 2007, BPAE indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility and subsequently signed a purchase agreement on April 18, 2008. As a result, on January 25, 2008, Northern Indiana filed an amended CPCN to address just the Sugar Creek CCGT facility. The estimated cost of the facility is $329 million. The CPCN hearing before the IURC took place on March 25, 2008. Northern Indiana anticipates an order in May 2008. The FERC approved the purchase on February 27, 2008.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, Northern Indiana filed a petition with the IURC for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007. On July 3, 2007, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana will include the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and EERM filing six months after construction costs begin. On December 19, 2007, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $338.5 million. On April 2, 2008, IURC approved ECR-11 for $252.6 million in capital expenditures (net of accumulated depreciation) and EER-5 for $14.1 million in expenses.
On January 9, 2008, the IURC established a procedural schedule to review the October 27, 2006 Joint Petition of Indiana Gasification, LLC, Vectren Energy Delivery of Indiana and Northern Indiana. The petition seeks IURC approval for a coal gasification facility, the transportation of electricity and SNG produced at the facility and the recovery of the cost incurred by the Joint Petitioners. On March 27, 2008, Joint Petitioners filed a motion seeking to extend the March 31, 2008 deadline for direct testimony. The Joint Petitioners indicated that positive settlement talks were underway regarding a purchase contract between Vectren Energy Delivery of Indiana, Northern Indiana and Indiana Gasification, LLC. Northern Indiana currently anticipates that the hearing will occur in the fourth quarter of 2008.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of March 31, 2008, a reserve has been recorded to cover probable environmental response actions. Refer to Note 15-C, “Environmental Matters,”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
in the Notes to Condensed Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the first quarter of 2008 were 4,444.3 gwh, compared to 4,279.0 gwh in the first quarter of 2007. The increase was primarily due to higher industrial volumes for the first three months of 2008 compared to the same period last year.
Net Revenues
In the first quarter of 2008, electric net revenues of $183.4 million decreased by $15.0 million from the comparable 2007 period. This decrease was due to $11.4 million of non-recoverable purchased power and non-recoverable MISO charges. Lower residential and commercial margins were partially offset by higher industrial volumes and margins and increased wholesale margins.
Operating Income
Operating income for the first quarter of 2008 was $38.4 million, a decrease of $34.6 million from the same period in 2007. The decrease in operating income was due to lower net revenues described above and increased operating expenses of $19.6 million. Operating expenses increased primarily due to higher employee and administrative costs of $13.3 million and higher electric generation and maintenance expenses of $7.4 million. Part of the increase in employee and administrative costs were due to adjustments that reduced benefit expenses by $5.7 million during 2007. Employee and administrative costs include payroll, benefits and higher corporate services costs, including costs associated with the amended IBM Agreement. The higher generation and maintenance expenses were primarily attributable to a planned turbine and boiler maintenance and a generator overhaul.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

Three Months Ended March 31, (in millions)	2008	2007

Net Revenues
Products and services revenue	$359.3	$321.7
Less: Cost of products purchased (excluding depreciation and amortization)	352.1	313.5

Net Revenues	7.2	8.2

Operating Expenses
Operation and maintenance	5.4	5.9
Depreciation and amortization	0.7	0.6
Other taxes	1.6	1.5

Total Operating Expenses	7.7	8.0

Operating Income (Loss)	$(0.5)	$0.2

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
PEI Holdings, Inc.
Whiting Clean Energy. On July 27, 2007, Whiting Clean Energy submitted a proposal in response to the Northern Indiana-issued RFP “2008 Combined Cycle Request for Proposals”. Whiting Clean Energy was notified during October 2007 that its proposal to sell its facility was selected by Northern Indiana based on a purchase price of $210 million. On December 22, 2007, BPAE offered to purchase the facility under an exercised contractual right of first refusal triggered by Northern Indiana’s offer to purchase the facility. The carrying amount of the Whiting Clean Energy facility was approximately $270 million at December 31, 2007. On April 18, 2008, PEI reached an agreement with BPAE to sell all of the outstanding stock of Whiting Clean Energy to BPAE for $210 million. The agreement with BPAE contains customary representations, warranties, covenants and closing conditions. NiSource anticipates the closing of the transaction to occur in the second or third quarter of 2008, depending upon the timing of the satisfaction of closing conditions, including required approvals from the Federal Energy Regulatory Commission and the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
In the first quarter of 2008, NiSource began accounting for the operations of Whiting Clean Energy as discontinued operations. As such, net income of $0.1 million from continuing operations was classified to net income from discontinued operations for the three months ended March 31, 2008, and a loss of $2.2 million was reclassified for the three months ended March 31, 2007. In the first quarter of 2008, NiSource recorded an estimated after-tax loss of $32.5 million for the disposition of these operations.
Lake Erie Land Company, Inc.
Lake Erie Land, which is wholly-owned by NiSource, is in the process of selling real estate over a 10-year period as a part of an agreement reached in June, 2006 with a private real estate development group. Part of the sale transaction included the assets of the Sand Creek Golf Club, and NiSource began accounting for the operations of the Sand Creek Golf Club as discontinued operations at that time. NiSource estimates the property to be sold to the private developer during the next twelve months and classifies these assets as assets of discontinued operations and held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations (continued)
NDC Douglas Properties
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. One of these investments was disposed of during 2007 and two other investments are expected to be sold or disposed of during 2008. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations and held for sale.
Net Revenues
Net revenues of $7.2 million for the first quarter of 2008 decreased by $1.0 million from the first quarter of 2007, as a result of decreased commercial and industrial gas marketing revenues.
Operating Loss
Other Operations reported an operating loss of $0.5 million for the first quarter of 2008, versus operating income of $0.2 million for the comparable 2007 period. The operating loss resulted primarily from decreased net revenues described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NiSource Inc.
For a discussion regarding quantitative and qualitative disclosures about market risk see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
NiSource’s chief executive officer and its principal financial officer, after evaluating the effectiveness of NiSource’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, NiSource’s disclosure controls and procedures are considered ineffective due to the ongoing remediation of the material weakness described below.
In the fourth quarter of 2007, Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate its unbilled revenue and effective controls from both a design and operating effectiveness perspective were not in place to ensure the adequate calculation and recording of unbilled revenues. As a result, this correction reduced net revenues by $25.5 million in the fourth quarter of 2007. The unbilled revenue estimates were never billed to customers. This error resulted in a material weakness and internal controls were determined to be ineffective for the fourth quarter of 2007.
Changes in Internal Controls
During the first quarter of 2008, management has designed and implemented internal controls to ensure the adequate calculation and recording of Northern Indiana’s unbilled revenues. Management is still in the process of performing operating effectiveness testing which will be completed in the second quarter of 2008, at which time management is confident that the material weakness will be remediated and internal controls will be effective.
Other than the internal control changes referenced above, there have been no other changes in NiSource’s internal control over financial reporting during the fiscal period covered by this report that has materially affected, or is reasonably likely to affect, NiSource’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia
On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint. On December 1, 2005, Plaintiffs filed a motion to certify this case as a class action. The Columbia companies filed their opposition to this motion in March 2008; this issue has now been fully briefed, and is awaiting a decision by the Court. Discovery continues on the merits.
2.	United States of America ex rel. Jack J. Grynberg v. Columbia Gas Transmission Corporation, et al., U.S. District Court, E.D. Louisiana
The plaintiff filed a complaint in 1995, under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf and Columbia Transmission. The plaintiff claimed that the defendants had submitted false royalty reports to the government by mismeasuring natural gas produced on Federal land and Indian lands. The Plaintiff’s original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities (collectively, the “Columbia defendants”). This complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. This case was transferred, along with most of the other new Grynberg cases, to Federal court in Wyoming in 1999.
On October 20, 2006, the Federal District Court issued an Order granting the Columbia defendants’ motion to dismiss for lack of subject matter jurisdiction. The Plaintiff has appealed the dismissal of the Columbia defendants.
3.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals, which may or may not accept the appeal. NiSource has not established a reserve for the punitive damages portion of the verdict.
4.	John Thacker, et al. v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
On February 8, 2007, Plaintiff filed this purported class action, alleging that Chesapeake Appalachia, L.L.C. (“Chesapeake”) has failed to pay royalty owners the correct amounts pursuant to the provisions of their oil and gas leases covering real property located within the state of Kentucky. Columbia has assumed the defense of Chesapeake in this matter pursuant to the provisions of the Stock Purchase Agreement dated July 3, 2003, among Columbia, NiSource, and Triana Energy Holding, Inc., Chesapeake’s predecessor in interest. Plaintiffs filed an amended complaint on March 19, 2007, which, among other things, added NiSource and Columbia as defendants. On March 31, 2008, the Court denied the Defendants’ Motions to Dismiss; the Defendants filed their answers to the complaint on April 25, 2008.
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
6.	Pennsylvania Department of Environmental Protection Proposed Consent Order and Agreement
On February 21, 2007, Pennsylvania Department of Environmental Protection provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The site in question is also subject to the EPA’s Administrative Order by Consent (Refer to Note 18-E, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Administrative Order by Consent). Pursuant to that order, Columbia Transmission has submitted a remediation plan to the EPA and the Pennsylvania Department of Environmental Protection. The EPA has approved the remediation plan and discussions are ongoing with the Pennsylvania Department of Environmental Protection regarding the proposed remediation. Pennsylvania Department of Environmental Protection’s proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. Columbia Transmission plans to engage in further discussions with the agency regarding the proposed order, including the rationale for the proposed penalty.

ITEM 1A. RISK FACTORS
NiSource Inc.
There were no material changes from the risk factors disclosed in NiSource’s 2007 Form 10-K filed on March 5, 2008.
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

NiSource Inc.

(Registrant)

Date: May 2, 2008	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President and Controller
(Principal Accounting Officer
and Duly Authorized Officer)