Form 10-Q
period 2008-06-30
NISOURCE INC/DE
filed 2008-08-04
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 274,228,968 shares outstanding at July 31, 2008.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2008

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
Algonquin	Algonquin Gas Transmission Co.
ANPR	Advance Notice of Proposed Rulemaking
AOC	Administrative Order by Consent
ARRs	Auction Revenue Rights
ASM	Ancillary Services Market
BBA	British Banker Association
Bcf	Billion cubic feet
BPAE	BP Alternative Energy North America Inc
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (Also known as Superfund)
CPCN	Certificate of Public Convenience and Necessity

DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DPU	Massachusetts Department of Public Utilities
DSM	Demand Side Management
Dth	dekatherms
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
EITF Issue No. 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109
FIP	Federal Implementation Plan
FSP	FASB Staff Position
FSP FAS 157-2	FASB Staff Position FAS 157-2: Effective Date of FASB Statement No. 157
FSP FIN 39-1	FASB Staff Position FIN 39-1: Amendment of FASB Interpretation No. 39
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
Iroquois	Iroquois Gas Transmission System LP
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first out
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PPS	Price Protection Service
PUCO	Public Utilities Commission of Ohio

DEFINED TERMS (continued)

RCRA	Resource Conservation and Recovery Act
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SEC	Securities and Exchange Commission
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125”
SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, “Business Combinations”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”
SFAS No. 160	Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SFAS No. 161	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133”
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
VaR	Value-at-risk and instrument sensitivity to market factors
VADEQ	Virginia Department of Environmental Quality

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, except per share amounts)	2008	2007	2008	2007

Net Revenues
Gas Distribution	$923.8	$752.5	$3,153.5	$2,596.8
Gas Transportation and Storage	235.6	228.5	592.8	572.8
Electric	339.8	333.5	671.6	659.5
Other	292.9	252.4	663.9	582.5

Gross Revenues	1,792.1	1,566.9	5,081.8	4,411.6
Cost of Sales (excluding depreciation and amortization)	1,121.8	889.2	3,370.3	2,691.3

Total Net Revenues	670.3	677.7	1,711.5	1,720.3

Operating Expenses
Operation and maintenance	345.2	333.9	755.9	710.0
Depreciation and amortization	147.7	133.5	283.3	267.8
Impairment and (gain) loss on sale of assets	(0.9)	6.3	(2.4)	9.2
Other taxes	63.3	63.8	166.9	164.2

Total Operating Expenses	555.3	537.5	1,203.7	1,151.2

Equity Earnings in Unconsolidated Affiliates	1.6	3.7	3.6	5.2

Operating Income	116.6	143.9	511.4	574.3

Other Income (Deductions)
Interest expense, net	(87.4)	(98.4)	(179.2)	(197.5)
Other, net	1.3	(0.1)	(0.2)	(3.0)

Total Other Income (Deductions)	(86.1)	(98.5)	(179.4)	(200.5)

Income From Continuing Operations Before Income Taxes	30.5	45.4	332.0	373.8
Income Taxes	9.5	16.5	121.6	138.4

Income from Continuing Operations	21.0	28.9	210.4	235.4

Income (Loss) from Discontinued Operations — net of taxes	(220.5)	(1.4)	(214.5)	2.2
Gain (Loss) on Disposition of Discontinued Operations — net of taxes	(2.8)	(0.8)	(98.9)	5.8

Net Income (Loss)	$(202.3)	$26.7	$(103.0)	$243.4

Basic Earnings Per Share ($)
Continuing operations	$0.08	$0.11	$0.77	$0.86
Discontinued operations	(0.82)	(0.01)	(1.15)	0.03

Basic Earnings Per Share	$(0.74)	$0.10	$(0.38)	$0.89

Diluted Earnings Per Share ($)
Continuing operations	$0.08	$0.11	$0.77	$0.86
Discontinued operations	(0.81)	(0.01)	(1.14)	0.03

Diluted Earnings Per Share	$(0.73)	$0.10	$(0.37)	$0.89

Dividends Declared Per Common Share	$0.23	$0.23	$0.69	$0.69

Basic Average Common Shares Outstanding (millions)	274.0	273.8	273.9	273.7
Diluted Average Common Shares (millions)	275.4	274.9	275.4	274.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions)	2008	2007

ASSETS
Property, Plant and Equipment
Utility Plant	$18,040.9	$17,295.6
Accumulated depreciation and amortization	(7,982.5)	(7,787.0)

Net utility plant	10,058.4	9,508.6

Other property, at cost, less accumulated depreciation	67.7	67.3

Net Property, Plant and Equipment	10,126.1	9,575.9

Investments and Other Assets
Assets of discontinued operations and assets held for sale	299.2	593.2
Unconsolidated affiliates	76.0	72.7
Other investments	110.8	117.2

Total Investments and Other Assets	486.0	783.1

Current Assets
Cash and cash equivalents	45.9	34.6
Restricted cash	1.3	57.7
Accounts receivable (less reserve of $43.2 and $37.0, respectively)	737.0	900.6
Gas inventory	270.1	452.2
Underrecovered gas and fuel costs	344.5	158.3
Materials and supplies, at average cost	82.1	78.1
Electric production fuel, at average cost	48.3	58.1
Price risk management assets	248.4	102.2
Exchange gas receivable	464.2	210.5
Regulatory assets	200.3	215.4
Assets of discontinued operations and assets held for sale	64.4	85.0
Prepayments and other	173.9	107.3

Total Current Assets	2,680.4	2,460.0

Other Assets
Price risk management assets	131.8	25.2
Regulatory assets	885.5	867.5
Goodwill	3,677.3	3,677.3
Intangible assets	336.1	341.6
Postretirement and postemployment benefits assets	178.8	157.8
Deferred charges and other	114.2	121.5

Total Other Assets	5,323.7	5,190.9

Total Assets	$18,616.2	$18,009.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	June 30,	December 31,
(in millions, except share amounts)	2008	2007

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 274,216,784
and 274,176,752 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in capital	4,015.4	4,011.0
Retained earnings	782.2	1,074.5
Accumulated other comprehensive income	34.0	11.7
Treasury stock	(23.4)	(23.3)

Total Common Stockholders’ Equity	4,810.9	5,076.6
Long-term debt, excluding amounts due within one year	6,059.9	5,594.4

Total Capitalization	10,870.8	10,671.0

Current Liabilities
Current portion of long-term debt	43.1	33.9
Short-term borrowings	506.0	1,061.0
Accounts payable	665.2	713.0
Dividends declared	63.1	—
Customer deposits	112.4	112.8
Taxes accrued	223.7	188.4
Interest accrued	99.9	99.3
Overrecovered gas and fuel costs	0.7	10.4
Price risk management liabilities	117.4	79.9
Exchange gas payable	687.0	441.6
Deferred revenue	14.1	38.7
Regulatory liabilities	113.1	87.8
Accrued liability for postretirement and postemployment benefits	4.9	4.8
Liabilities of discontinued operations and liabilities held for sale	57.2	20.1
Temporary LIFO liquidation credit	174.8	—
Legal and environmental reserves	452.2	112.3
Other accruals	314.0	393.6

Total Current Liabilities	3,648.8	3,397.6

Other Liabilities and Deferred Credits
Price risk management liabilities	55.6	1.7
Deferred income taxes	1,522.2	1,466.2
Deferred investment tax credits	49.8	53.4
Deferred credits	85.5	81.3
Deferred revenue	0.2	0.2
Accrued liability for postretirement and postemployment benefits	553.1	547.8
Liabilities of discontinued operations and liabilities held for sale	86.9	141.3
Regulatory liabilities and other removal costs	1,427.3	1,337.7
Asset retirement obligations	128.2	128.2
Other noncurrent liabilities	187.8	183.5

Total Other Liabilities and Deferred Credits	4,096.6	3,941.3

Commitments and Contingencies (Refer to Note 17)	—	—

Total Capitalization and Liabilities	$18,616.2	$18,009.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2008	2007

Operating Activities
Net income (loss)	$(103.0)	$243.4
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation and amortization	283.3	267.8
Net changes in price risk management assets and liabilities	19.1	(1.3)
Deferred income taxes and investment tax credits	52.1	(17.7)
Deferred revenue	(24.6)	(22.4)
Stock compensation expense	4.5	1.3
Gain on sale of assets	(4.0)	(0.5)
Loss on impairment of assets	1.6	9.7
Income from unconsolidated affiliates	(1.1)	(7.7)
(Gain) loss on disposition of discontinued operations — net of taxes	98.9	(5.8)
(Income) loss from discontinued operations — net of taxes	214.5	(2.2)
Amortization of discount/premium on debt	3.7	3.6
AFUDC Equity	(4.1)	(1.9)
Changes in assets and liabilities:
Accounts receivable	223.9	168.7
Inventories	361.9	286.4
Accounts payable	(73.7)	(138.9)
Customer deposits	(0.5)	—
Taxes accrued	12.9	33.8
Interest accrued	0.6	(5.1)
(Under) Overrecovered gas and fuel costs	(195.9)	(59.0)
Exchange gas receivable/payable	7.6	(45.1)
Other accruals	(149.4)	(140.4)
Prepayments and other current assets	2.8	50.9
Regulatory assets/liabilities	(53.7)	14.5
Postretirement and postemployment benefits	5.0	(51.7)
Deferred credits	1.7	(3.6)
Deferred charges and other noncurrent assets	(13.2)	5.0
Other noncurrent liabilities	(30.6)	—

Net Operating Activities from Continuing Operations	640.3	581.8
Net Operating Activities from or (used for) Discontinued Operations	(1.9)	6.1

Net Cash Flows from Operating Activities	638.4	587.9

Investing Activities
Capital expenditures	(422.8)	(323.9)
Sugar Creek purchase	(329.7)	—
Proceeds from disposition of assets	229.6	2.3
Restricted cash	136.5	73.5
Other investing activities	(2.1)	(9.0)

Net Investing Activities used for Continuing Operations	(388.5)	(257.1)
Net Investing Activities from or (used for) Discontinued Operations	0.9	(5.7)

Net Cash Flows used for Investing Activities	(387.6)	(262.8)

Financing Activities
Issuance of long-term debt	706.0	2.3
Retirement of long-term debt	(12.0)	(45.6)
Repurchase of long-term debt	(254.0)	—
Change in short-term debt	(555.0)	(171.5)
Issuance of common stock	0.8	7.7
Acquisition of treasury stock	(0.2)	(2.1)
Dividends paid — common stock	(126.1)	(126.0)

Net Cash Flows used for Financing Activities	(240.5)	(335.2)

Increase (decrease) in cash and cash equivalents	10.3	(10.1)
Cash inflows from discontinued operations	1.0	0.1
Cash and cash equivalents at beginning of period	34.6	32.8

Cash and cash equivalents at end of period	$45.9	$22.8

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$188.0	$219.1
Interest capitalized	12.4	7.7
Cash paid for income taxes	38.3	86.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Accounting Presentation
The accompanying unaudited condensed consolidated financial statements for NiSource reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP in the United States of America.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although NiSource believes that the disclosures made are adequate to make the information not misleading.
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
See Note 11, “Fair Value of Financial Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the adoption of SFAS No. 157.
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
On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations. Refer to Note 14, “Pension and Other Postretirement Benefits,” in the Notes to Condensed Consolidated Financial Statements for additional information.
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
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 13, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 161 — Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statement with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. NiSource is currently reviewing the provisions of SFAS No. 161 to determine the impact it may have on its disclosures within the Notes to Condensed Consolidated Financial Statements.
SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 160 to determine the impact it may have on the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.
SFAS No. 141R — Business Combinations. In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. SFAS No. 141R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 141R to determine the impact on future business combinations.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2008	2007	2008	2007

Denominator
Basic average common shares outstanding	273,973	273,817	273,947	273,706
Dilutive potential common shares
Nonqualified stock options	—	301	—	337
Shares contingently issuable under employee stock plans	1,230	626	1,230	626
Shares restricted under employee stock plans	192	174	180	168

Diluted Average Common Shares	275,395	274,918	275,357	274,837

4. Restructuring Activities
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. In part, this reduction came through anticipated attrition and consolidation of certain positions. Fourteen employees were terminated as a result of the executive initiative.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. As of June 30, 2008, 1,567 employees were terminated. Of the $0.8 million remaining restructuring liability from the Columbia merger and related initiatives, $0.6 million is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2007	Benefits Paid	Adjustments	June 30, 2008

Executive initiative	$0.6	$(0.6)	$—	$—
Columbia merger and related initiatives	2.2	(1.4)	—	0.8

Total	$2.8	$(2.0)	$—	$0.8

5. Gas in Storage
Gas Distribution Operations price storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit within the Condensed Consolidated Balance Sheets. Due to seasonality requirements, NiSource expects interim reductions in LIFO layers to be replenished by year-end. Changes between the temporary LIFO liquidation credit and gas inventory in the amounts of $174.8 million and $11.8 million during the first six months of 2008 and 2007, respectively, are considered non-cash activity for the Condensed Statements of Consolidated Cash Flow.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6. Discontinued Operations and Assets Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet at June 30, 2008 were:
(in millions)

	Property, plant		Materials and
Assets of discontinued	and equipment,	Accounts	supplies, at	Regulatory	Intangible	Other
operations and held for sale:	net	receivable, net	average cost	assets	assets	assets	Total

Northern Utilities	$174.3	$27.1	$1.5	$16.2	$41.8	$23.5	$284.4
Granite State Gas	15.2	0.3	—	0.1	—	10.5	26.1
Bay State	20.1	—	—	—	—	—	20.1
Lake Erie Land	12.5	—	—	—	—	—	12.5
NiSource Corporate Services	7.9	—	—	—	—	—	7.9
NDC Douglas Properties	5.1	—	—	—	—	0.9	6.0
Columbia Transmission	4.2	—	—	—	—	—	4.2
Columbia of Ohio	2.2	—	—	—	—	—	2.2
Northern Indiana	0.2	—	—	—	—	—	0.2

Total	$241.7	$27.4	$1.5	$16.3	$41.8	$34.9	$363.6

Liabilities of discontinued		Accounts	Deferred	Deferred	Regulatory	Other
operations and held for sale:	Debt	payable	income taxes	credits	liabilities	liabilities	Total

Northern Utilities	$—	$12.3	$58.3	$0.1	$23.9	$27.2	$121.8
Granite State Gas	—	0.4	5.1	—	—	10.5	16.0
NDC Douglas Properties	5.8	0.1	—	—	—	0.4	6.3

Total	$5.8	$12.8	$63.4	$0.1	$23.9	$38.1	$144.1

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2007 including reclassifications of balances for entities discontinued during 2008, were:
(in millions)

	Property, plant		Materials and
Assets of discontinued operations	and equipment,	Accounts	supplies, at	Regulatory	Intangible	Other
and held for sale:	net	receivable, net	average cost	assets	assets	assets	Total

Northern Utilities	$168.8	$27.2	$1.4	$16.1	$72.4	$22.0	$307.9
Whiting Clean Energy	269.9	12.7	8.9	—	—	11.8	303.3
Granite State Gas	17.2	0.2	—	0.1	8.1	0.2	25.8
Lake Erie Land	12.6	—	—	—	—	—	12.6
NiSource Corporate Services	9.5	—	—	—	—	—	9.5
Columbia Transmission	8.0	—	—	—	—	—	8.0
NDC Douglas Properties	5.2	—	—	—	—	0.9	6.1
Columbia Gulf Transmission	4.8	—	—	—	—	—	4.8
Northern Indiana	0.2	—	—	—	—	—	0.2

Total	$496.2	$40.1	$10.3	$16.2	$80.5	$34.9	$678.2

Liabilities of discontinued		Accounts	Deferred	Deferred	Regulatory	Other
operations and held for sale:	Debt	payable	income taxes	credits	liabilities	liabilities	Total

Northern Utilities	$—	$9.9	$56.0	$0.1	$17.3	$10.2	$93.5
Whiting Clean Energy	—	1.1	36.0	17.0	—	1.9	56.0
NDC Douglas Properties	4.6	—	—	—	—	1.7	6.3
Granite State Gas	—	0.4	5.1	—	—	0.1	5.6

Total	$4.6	$11.4	$97.1	$17.1	$17.3	$13.9	$161.4

Assets classified as discontinued operations and held for sale are no longer depreciated.
NiSource reached an agreement on April 18, 2008 with BPAE for the sale of Whiting Clean Energy. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $217.2 million which included $16.3 million in working capital. During the first quarter of 2008 an estimated loss of $32.5 million was recorded to Gain (Loss) on Disposition of Discontinued Operation in the Condensed Statements of Consolidated Income (Loss). During the second quarter of 2008, a $0.6 million adjustment was made to the estimated loss on the disposition of the asset.
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas. Under the terms of the transaction, Unitil Corporation will acquire Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. In the first quarter of 2008, net assets for Northern Utilities and Granite State Gas were reclassified to assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheets. For the second quarter and six months ended June 30, 2008, estimated losses of $3.4 million and $66.9 million were included in Gain (Loss) on Disposition of Discontinued Operation in the Condensed Statements of Consolidated Income (Loss).
On June 27, 2008, Columbia Gulf sold a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline Company for $7.5 million. A receivable was recorded in June 2008 and the payment was received on July 1, 2008. A gain of $2.9 million was recorded on the sale during the second quarter of 2008.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. One of these investments was disposed of during 2007 and two other investments are expected to be sold or disposed of during 2009. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations and held for sale.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource Corporate Services is continuing to work with several potential buyers to sell its Marble Cliff facility. In late February 2008 an offer was accepted but the parties have failed to reach a definitive agreement. As a result of the initial offer, an impairment loss of $1.6 million was recognized during the first quarter of 2008. During the first quarter of 2007 an impairment loss of $3.2 million was recognized due to the current book value exceeding the estimated fair value of the facility. NiSource has accounted for this facility as assets held for sale.
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
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. In the first quarter of 2008, certain assets in Ohio were sold, which resulted in a $3.8 million decrease to the balance of assets held for sale. Northern Indiana and Columbia of Ohio are also in the process of selling non-core assets. NiSource has accounted for these assets as assets held for sale.
During the second quarter of 2008 Bay State signed a letter of intent to sell certain assets. During the second quarter of 2008, these assets were classified as assets held for sale.
Results from discontinued operations from Whiting Clean Energy, Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2008	2007	2008	2007

Revenues from Discontinued Operations	$54.3	$48.9	$155.2	$137.6

Income (loss) from discontinued operations	(338.0)	(0.9)	(327.8)	5.3
Income tax expense (benefit)	(117.5)	0.5	(113.3)	3.1

Income (Loss) from Discontinued Operations - net of taxes	$(220.5)	$(1.4)	$(214.5)	$2.2

Gain (Loss) on Disposition of Discontinued Operations - net of taxes	$(2.8)	$(0.8)	$(98.9)	$5.8

Losses from Discontinued Operations for the quarter and first six months of 2008 are primarily attributable to an increase to the reserve for the Tawney litigation associated with CER. Refer to Note 17-B, “Other Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements for further discussion on the Tawney litigation. The results from Discontinued Operations for the first six months of 2008 also include the after tax loss on disposition related to the sale of Whiting Clean Energy and pending sales of Northern Utilities and Granite State Gas of $31.9 million, $52.0 million and $14.9 million, respectively.
7. Purchase of Sugar Creek Plant
On May 30, 2008, Northern Indiana purchased Sugar Creek for $329.7 million. This purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity. Refer to Note 9, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements for further discussion. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana. Sugar Creek has a plant capacity rating of 535 mw. Sugar Creek has transmission access to and is able to participate in both the MISO and PJM Interconnection wholesale electricity markets. The plant is currently committed to the PJM Interconnection market until May 31, 2010. At acquisition, Northern Indiana recorded at fair value $328.1 million related to utility plant. No goodwill was recorded in

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
conjunction with the purchase. The preliminary allocation of the purchase price was assigned to the assets and liabilities of Sugar Creek, based on their estimated fair value in accordance with GAAP. This allocation is subject to completion of certain analyses and allocation of property, plant and equipment unit of accounts. Northern Indiana has up to one year from the date of purchase to complete its final purchase price allocation.
8. Asset Retirement Obligations
NiSource accounts for its asset retirement obligations in accordance with SFAS No. 143 and FIN 47. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Condensed Consolidated Balance Sheets.
NiSource activity for asset retirement obligations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2008	2007	2008	2007

Accretion expense	$0.2	$0.2	$0.4	$0.4
Accretion recorded as a regulatory asset	1.6	1.6	2.8	3.1
Settlements	(3.2)	—	(3.2)	—

Increase (Decrease) in Asset Retirement Obligation Liability	$(1.4)	$1.8	$—	$3.5

Northern Indiana performed retirement activities associated with a landfill resulting in settlements of $3.2 million for the second quarter of 2008.
9. Regulatory Matters
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
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utility Commission, seeking an increase of approximately $60 million annually, effective October 28, 2008. Through this filing, Columbia of Pennsylvania sought to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement with the Pennsylvania Public Utilities Commission. If approved, the settlement authorizes Columbia to increase revenues by $41.5 million annually, and make certain other accounting, tariff and service changes. The Pennsylvania Public Utilities Commission is expected to issue an order in this case by the third quarter of 2008, with new rates expected to take effect during the fourth quarter.
On October 17, 2007, Bay State petitioned the DPU to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The DPU held hearings on this matter in the first quarter of 2008 and issued an order denying Bay State’s petition on April 30, 2008. NiSource has decided not to appeal this case, and is weighing other options at this time. On July 16, 2008, the DPU issued an order in its generic decoupling proceeding for gas utilities. NiSource is still reviewing the order, but considers the DPU’s action favorable and will evaluate the order in light of the order in Bay State’s recent case.

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
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint Stipulation submitted on behalf of Columbia of Ohio. This Stipulation is a result of a process that began on April 13, 2005 with a Commission ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The Stipulation provides for establishment of accounting for and recovery of costs resulting from the Staff’s investigation; Columbia’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this Stipulation provides for: Columbia’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings.
On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The Stipulation calls for an accelerated pass back to customers of $36.6 million that will occur from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. Approximately $19.2 million was passed back through June 2008. The Stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of 6,900,000 Dth and 103,400 Dth per day of daily deliverability. If required approvals are granted as requested, construction would begin in 2009 and the expanded facilities would be placed in service by the end of 2009. The expansion capacity is 58% contracted on a long-term, firm basis.
Electric Operations Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and will file its detailed case on or before August 29, 2008. The prehearing conference to establish the procedural schedule for the electric rate case was held on July 29, 2008. Initial hearings are anticipated in January 2009.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $25.1 million and $27.7 million were recognized for electric customers for the first half of 2008 and 2007, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first half of 2008 non-fuel cost of $1.5 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $3.4 million were deferred. In the first half of 2008 and 2007, MISO costs of $4.9 million and $6.3 million, respectively, were deferred.
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
Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities, filed a request to the IURC to participate in ASM and seek approval of timely cost recovery for the associated costs of participating. The evidentiary hearing is planned for September 4, 2008. At this time, Northern Indiana is unable to determine what impact the ASM will have on its operations or cash flows.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On May 30, 2008, Northern Indiana purchased the Sugar Creek facility for $329.7 million. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana. Sugar Creek has a plant capacity rating of 535 mw. Sugar Creek has transmission access to and is able to participate in both the MISO and PJM Interconnection wholesale electricity markets. The plant is currently committed to the PJM Interconnection market until May 31, 2010. The purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity, as filed in its bi-annual IRP with the IURC on November 1, 2007.
The IRP included a commitment to using renewable energy, and a subsequent filing was made with the IURC, requesting approval for Northern Indiana to enter into power purchase contracts for wind-generated power in Iowa and South Dakota, and requesting full recovery of all associated costs. On July 24, 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreement with Iberdrola Renewables. The agreement provides Northern Indiana the opportunity to purchase 100 mw of wind power commencing in early 2009.
The IURC had issued an order on May 28, 2008 approving the purchase of Sugar Creek, but denied Northern Indiana’s request for deferral of depreciation expense and carrying costs related to the plant, beginning with the acquisition date, on the basis that the facility would not be used and useful property under traditional regulation until the facility was operating inside of MISO. The order also denied Northern Indiana’s request for alternative regulatory treatment of the plant, based on incomplete presentation of evidence, but allowed for the establishment of a subdocket to allow for the proper presentation and consideration of alternative regulatory treatment. On June 6, 2008, Northern Indiana filed its (A) Verified Petition for Rehearing; (B) Request for Establishment of a Subdocket for Presentation and Consideration of an Alternative Regulatory Plan; and (C) Motion for Consolidation (a single document) in Cause No. 43396. The subdocket requests the same deferral accounting treatment that was requested for depreciation expense and carrying costs associated with the Sugar Creek facility. An order in the subdocket proceeding is expected in the third quarter of 2008.
On January 30, 2008, the IURC approved a settlement agreement which was reached in October 2007 with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to purchased power costs in the period from January 1, 2006 through September 30, 2007. The terms of the settlement called for Northern Indiana to make a one-time payment of $33.5 million. A reserve for the entire amount was recorded in the third quarter of 2007 and the refund was made to customers via the FAC in the periods of February through July 2008. As part of this agreement, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to customers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired CCGT using gas purchased and delivered to Northern Indiana. During the first half of 2008, the amount of purchased power costs exceeding the benchmark amounted to $6.5 million, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio and that the benchmark would be adjusted as new capacity is added. It was anticipated that the addition of the Sugar Creek capacity would trigger a change in the benchmark beginning in June 2008. However, based on the IURC order in the CPCN as described above, the Sugar Creek capacity will not be considered until the plant is operating inside of MISO and therefore the benchmark is unchanged.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, Northern Indiana filed a petition with the IURC for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007. On July 3, 2007, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana will include the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and EERM filing six months after construction costs begin. On December 19, 2007, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $338.5 million. On April 2, 2008, the IURC approved ECR-11 for $252.6 million in capital expenditures (net of accumulated depreciation) and EER-5 for $14.1 million in expenses, for

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
which billing began in May 2008. In July 2008, Northern Indiana filed ECR-12 for $265.2 million in capital expenditures (net of accumulated depreciation), requesting approval for new billing factors beginning November 2008.
On October 27, 2006, Indiana Gasification, LLC, Vectren Energy Delivery of Indiana, Citizens Gas & Coke Utility and Northern Indiana filed a joint petition at the IURC seeking approval for Indiana Gasification, LLC to construct a coal gasification facility and the respective utilities to enter into long-term contracts to purchase the energy output of the plant, both gas and electricity. This filing was based upon a Letter of Intent that was entered into by the parties, but subject to finalization of a contract and regulatory approval. On December 12, 2007, Citizens Gas & Coke Utility filed a Motion with the IURC to withdraw from the petition. The parties have had frequent negotiations during the two year period, but have not reached a definitive agreement. Northern Indiana anticipates filing a notice with the IURC on the status of the project in the third quarter of 2008.
10. Risk Management and Energy Marketing Activities
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
NiSource’s derivatives on the Condensed Consolidated Balance Sheets at June 30, 2008 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$161.4	$87.0	$248.4
Other assets	114.0	17.8	131.8

Total price risk management assets	$275.4	$104.8	$380.2

Price risk management liabilities
Current liabilities	$111.8	$5.6	$117.4
Other liabilities	55.6	—	55.6

Total price risk management liabilities	$167.4	$5.6	$173.0

NiSource’s derivatives on the Consolidated Balance Sheets at December 31, 2007 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$88.5	$13.7	$102.2
Other assets	25.0	0.2	25.2

Total price risk management assets	$113.5	$13.9	$127.4

Price risk management liabilities
Current liabilities	$53.8	$26.1	$79.9
Other liabilities	1.5	0.2	1.7

Total price risk management liabilities	$55.3	$26.3	$81.6

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The hedging activity for the second quarter and six months ended June 30, 2008 and 2007 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, net of taxes)	2008	2007	2008	2007

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$24.9	$59.6	$7.6	$31.4
Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	26.3	(12.6)	52.7	15.8

Reclassification adjustment for net loss (gain) included in net income	(16.3)	(12.4)	(25.4)	(12.6)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$34.9	$34.6	$34.9	$34.6

During the second quarter of 2008 and 2007, a loss of $0.2 million and zero, net of taxes respectively, were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the second quarter of 2008 and 2007, NiSource did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive income to earnings due to the probability that the underlying forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income of approximately $16.9 million of income, net of taxes.
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
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that could be charged in future months. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana has purchased NYMEX futures, NYMEX options and basis contracts that correspond to a fixed or capped price in the associated future delivery months and currently enters into forward physical purchase contracts to secure forward gas prices. Columbia of Virginia started a program in April 2005 similar to the Northern Indiana PPS, which allows non-jurisdictional customers the opportunity to lock in their future gas costs. The NYMEX futures and option contracts associated with these programs are generally designated and accounted for as cash flow hedges and Northern Indiana elects the normal purchase normal sale exemption under SFAS No. 133 for its forward physical contracts associated with this program.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill in future months at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana has purchased NYMEX futures, NYMEX options and basis contracts that match the anticipated future delivery needs of the program to secure forward gas prices and currently enters into forward physical purchase contracts to secure forward gas prices. The NYMEX futures contracts associated with this program are generally designated and accounted for as cash flow hedges and Northern Indiana elects the normal purchase normal sale exemption under SFAS No. 133 for its forward physical contracts associated with this program.
As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These FTRs help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs do not qualify for hedge

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. In the second quarter of 2008, MISO changed its allocation procedures from an allocation of FTRs to an allocation of ARRs, whereby Northern Indiana was allocated ARRs based on its historical use of the MISO administered transmission system. ARRs entitle the holder to a stream of revenues or charges based on the price of the associated FTR in the FTR auction. Northern Indiana converted the ARRs that were received in the second quarter of 2008 into FTRs. Additionally, Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of their cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.
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
As of June 30, 2008, Columbia Energy Services has fixed price gas delivery commitments to two municipalities in the United States, one of which expired in July 2008 and the other will expire in December 2008. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These commodity swap derivatives are accounted for as cash flow hedges.
Commodity price risk programs included in price risk assets and liabilities:

	June 30, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas price volatility program derivatives	$98.6	$2.8	$0.2	$22.1

PPS program derivatives	2.5	—	0.2	1.8

DependaBill program derivatives	0.2	—	0.1	1.1

Electric energy program derivatives	6.0	0.4	13.7	1.1

Regulatory incentive program derivatives	—	2.4	—	3.1

Forward purchase agreements derivatives	26.4	—	41.0	—

Total commodity price risk programs included	$133.7	$5.6	$55.2	$29.2

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
On July 22, 2003, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties with an 11-year term. NiSource Finance will receive payments based upon a fixed 5.40% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on July 15, 2013.
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
Interest rate risk activities programs included in price risk management assets and liabilities:

	June 30, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Interest rate swap derivatives	$23.6	$—	$18.8	$—

Marketing and Other Activities. The operations of TPC primarily involve commercial and industrial gas sales, whereby TPC utilizes gas derivatives to hedge its expected future gas purchases. These derivatives associated with commercial and industrial gas sales are accounted for as cash flow hedges. In addition, TPC, on behalf of Whiting Clean Energy, has also entered into power and gas derivative contracts to manage commodity price risk associated with operating Whiting Clean Energy prior to its sale in the second quarter of 2008 to BPAE.
Marketing and power programs included in price risk management assets and liabilities:

	June 30, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas marketing derivatives	$222.9	$167.4	$53.2	$52.4

Power forward derivatives	—	—	0.2	—

Total marketing and power programs	$222.9	$167.4	$53.4	$52.4

11. Fair Value of Financial Assets and Liabilities
NiSource adopted the provisions of SFAS No. 157 on January 1, 2008. There was no impact on retained earnings as a result of the adoption.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Recurring Fair Value Measurements. The following table presents assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2008:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	June 30, 2008

Assets
Price risk management assets	$345.4	$29.2	$5.6	$380.2
Available-for-sale securities	26.8	29.7	—	56.5

Total	$372.2	$58.9	$5.6	$436.7

Liabilities
Price risk management liabilities	$161.1	$6.7	$5.3	$173.1
Deferred compensation	—	12.3	—	12.3

Total	$161.1	$19.0	$5.3	$185.4

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
Price risk management assets also include fixed-to-floating interest-rate swaps, which are designated as fair-value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. NiSource uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as current and projected interest rates and volatility. As they are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy.
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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2008:

	Financial
Three Months Ended June 30, 2008 (in millions)	Transmission Rights	Other Derivatives	Total

Balance as of March 31, 2008	$0.8	$(2.9)	$(2.1)

Total gains or losses (unrealized/realized) Included in regulatory assets/liabilities	—	(0.7)	(0.7)
Purchases, issuances and settlements (net)	4.8	(1.7)	3.1

Balance as of June 30, 2008	$5.6	$(5.3)	$0.3

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2008	$—	$(1.0)	$(1.0)

	Financial
Six Months Ended June 30, 2008 (in millions)	Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2008	$12.6	$(3.5)	$9.1

Total gains or losses (unrealized/realized) Included in regulatory assets/liabilities	(0.1)	0.7	0.6
Purchases, issuances and settlements (net)	(6.9)	(2.5)	(9.4)

Balance as of June 30, 2008	$5.6	$(5.3)	$0.3

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2008	$(0.1)	$(1.0)	$(1.1)

Realized gains and losses for Level 3 recurring items are included in income within Cost of Sales on the Condensed Statements of Consolidated Income (Loss). Unrealized gains and losses from Level 3 recurring items are included within regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.
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
12. Goodwill Assets
NiSource’s goodwill assets at June 30, 2008 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill balances at June 30, 2008 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
In the quarters ended June 30, 2008 and June 30, 2007, NiSource performed its annual impairment test of goodwill associated with the purchases of Columbia, Northern Indiana Fuel and Light and Kokomo Gas. The results of the June 30, 2008 and June 30, 2007 impairment tests indicated that no impairment charge was required. For the purpose of testing impairment of the goodwill recorded in the acquisition of Columbia, the related subsidiaries were

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. NiSource uses the discounted cash flow method to estimate the fair value of its reporting units for the purposes of this test.
13. Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rate for 2008 and 2007, respectively, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarters ended June 30, 2008 and June 30, 2007 were 31.1% and 36.3%, respectively. The effective tax rates for the six months ended June 30, 2008 and June 30, 2007 were 36.6% and 37.0%, respectively. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The 5.2% decrease in the second quarter of 2008 effective tax rate versus the second quarter of 2007 effective tax rate is primarily due to a change in the estimated annual 2008 effective tax rate recognized in the second quarter as a result of an increase in projected AFUDC-Equity. For the six months ended June 30, 2008 versus the six months ended June 30, 2007, the 0.4% decrease in the effective tax rate is primarily attributable to the tax impact of additional estimated AFUDC-Equity for 2008 versus 2007.
Both the six months ended June 30, 2008 and six months ended June 30, 2007 include increases to tax expense for discrete items. On March 31, 2008, the governor of West Virginia signed legislation that phases in a reduction in income tax rates from the current rate of 8.75% to 6.5% over the years 2009 through 2014, provided certain state budgetary targets are met. NiSource has West Virginia deferred income tax benefits recorded on its Consolidated Balance Sheets that, because of the rate decrease, were required to be written down in the first quarter of 2008. The impact of the write-down on six months ended June 30, 2008 net income is a reduction of $2.7 million. This reduced benefit was offset by a $0.5 million decrease in income tax expense due primarily to the discontinuance of filing consolidated Kentucky state income tax returns in 2008. The six months ended June 30, 2007 period includes an increase in income tax expense of $1.5 million, due mostly to state income tax issues. There were no adjustments to tax expense for discrete items in the second quarter of 2008.
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
14. Pension and Other Postretirement Benefits
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
NiSource expects to make contributions of $6.4 million to its pension plans and $38.3 million to its other postretirement benefit plans during 2008. Through June 30, 2008, NiSource has contributed $3.3 million to its pension plans and $18.5 million to its other postretirement benefit plans.
The following tables provide the components of the plans’ net periodic benefits cost for the second quarter and six months ended June 30, 2008 and 2007:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2008	2007	2008	2007

Components of Net Periodic Benefit Cost
Service cost	$9.4	$10.3	$2.3	$2.5
Interest cost	33.1	31.9	11.9	10.9
Expected return on assets	(48.5)	(46.7)	(6.3)	(5.3)
Amortization of transitional obligation	—	—	2.0	2.0
Amortization of prior service cost	1.0	1.4	0.2	0.1
Recognized actuarial loss	0.3	2.0	1.0	1.5

Total Net Periodic Benefits Cost	$(4.7)	$(1.1)	$11.1	$11.7

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2008	2007	2008	2007

Components of Net Periodic Benefit Cost
Service cost	$18.7	$20.6	$4.7	$4.9
Interest cost	66.2	63.8	23.8	21.8
Expected return on assets	(97.0)	(93.4)	(12.6)	(10.5)
Amortization of transitional obligation	—	—	4.0	4.0
Amortization of prior service cost	2.1	2.8	0.4	0.2
Recognized actuarial loss	0.6	4.0	2.0	3.0

Total Net Periodic Benefits Cost	$(9.4)	$(2.2)	$22.3	$23.4

15. Long-Term Debt
On May 15, 2008, NiSource Finance issued $500.0 million of 6.80% unsecured notes that mature January 15, 2019 and $200.0 million of 6.15% unsecured notes that mature on March 1, 2013. The notes due in 2013 constitute a further issuance of the $345.0 million 6.15% notes issued February 19, 2003, and will form a single series having an aggregate principal amount outstanding of $545.0 million.
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
Northern Indiana converted all seven series of Jasper County Pollution Control Bonds from the auction rate mode to a variable rate demand bond mode between March 25, 2008 and April 11, 2008 and repurchased the bonds as part of the conversion process. As of April 11, 2008, all of the Jasper County Pollution Control Bonds were purchased and are held in Northern Indiana’s treasury. Northern Indiana is currently evaluating its options for reoffering the debt to the public.
Northern Indiana has recorded the repurchased bonds as an offset to long-term debt in the Condensed Consolidated Balance Sheet as the debt is considered extinguished per SFAS No. 140. Unamortized debt expense previously recorded under deferred charges and other qualifies for regulatory treatment and has been reclassified as a regulatory asset. The repurchase of the bonds is included in the financing activities section in the Condensed Statement of Consolidated Cash Flow.
16. Share-Based Compensation
NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, restricted stock units, contingent stock units and dividend equivalents payable on grants of options, performance units and contingent stock awards. At June 30, 2008, there were 27,915,592 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $4.5 million and $1.3 million during the first six months of 2008 and 2007, respectively, as well as related tax benefits of $1.7 million and $0.5 million, respectively. There were no modifications to awards as a result of the adoption of SFAS No. 123R.
As of June 30, 2008, the total remaining unrecognized compensation cost related to nonvested awards amounted to $15.3 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.
Stock Options. As of June 30, 2008, approximately 5.2 million options were outstanding and exercisable with a weighted average option price of $22.91.
Restricted and Contingent Stock Unit Awards. In March 2008, 197,311 restricted stock units subject to service conditions were granted. The grant date fair-value of the restricted units was $3.5 million, based on the average market price of NiSource’s common stock at the date of grant of $17.49, which will be expensed net of forfeitures over the vesting period of approximately 3 years. The service conditions lapse on January 31, 2011. If before January 31, 2011, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of June 30, 2008, 200,273 nonvested restricted stock units were granted and remaining.
In March 2008, 394,604 contingent stock units subject to performance conditions were granted. The grant date fair-value of the award was $6.9 million, which will be expensed net of forfeitures over the vesting period of approximately 3 years. The average market price of NiSource’s common stock at the date of grant was $17.49. The performance conditions are based on achievement of a non-GAAP financial measure, cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items and cumulative

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
funds from operations that NiSource defines as net operating cash flows provided by continuing operations. Per the agreement, to the extent base performance conditions are exceeded during the 3 year performance period, the award will be increased in increments of 10% up to 50%. If prior to the lapse of the performance conditions, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, (2) due to disability, or (3) due to death with less than or equal to 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares if the performance conditions have been met. If prior to the lapse of the performance conditions, the employee terminates employment due to death with more than 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares as if the performance conditions had been met. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of June 30, 2008, 400,527 nonvested contingent stock units were granted and remaining.
In March 2007, 320,330 contingent stock units were granted. The grant date fair-value of the award was $7.5 million, based on the average market price of NiSource’s common stock at the date of grant of $23.46, which will be expensed net of forfeitures over the vesting period of approximately 3 years. The shares are subject to both performance and service conditions. The performance conditions were based on achievement of a non-GAAP financial measure (net operating earnings) as described above. Per the agreement, to the extent base performance conditions were exceeded, the award would be increased in increments of 10% up to 50%. If the performance conditions were not met, the grants would be cancelled and the shares would be forfeited. Subsequent to meeting the performance conditions, an additional two year service period will then be required before the shares vest on December 31, 2009. If after completing the performance conditions but prior to completing the service conditions the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent shares on the date of termination. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. During 2007, base performance conditions were exceeded, resulting in an increase of the number of shares to be issued upon vesting by 20%. Accordingly, 62,319 additional shares were granted in January 2008. As of June 30, 2008, 357,799 nonvested contingent shares were remaining. Employees will be entitled to receive dividends upon vesting.
Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. The total shareholder return measures established were not met; therefore these grants do not have an accelerated vesting period. At June 30, 2008, NiSource had 504,633 awards outstanding which contained the time-accelerated provisions.
Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. Effective March 25, 2008, the board approved to amend the vesting provisions of the plan such that all outstanding grants and future grants of restricted stock units will vest immediately. As of June 30, 2008, 89,860 restricted shares and 187,334 restricted stock units had been issued under the Plan.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
17. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at June 30, 2008 and the years in which they expire were:

(in millions)	Total	2008	2009	2010	2011	2012	After

Guarantees of subsidiaries debt	$5,814.0	$—	$460.0	$1,000.0	$—	$315.0	$4,039.0
Guarantees supporting commodity transactions of subsidiaries	549.1	292.8	241.7	—	—	—	14.6
Lines of credit	506.0	506.0	—	—	—	—	—
Letters of credit	94.3	9.4	69.6	—	14.3	—	1.0
Other guarantees	464.4	63.7	3.7	—	—	16.7	380.3

Total commercial commitments	$7,427.8	$871.9	$775.0	$1,000.0	$14.3	$331.7	$4,434.9

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $5.8 billion of debt for various wholly-owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheet as of June 30, 2008. The subsidiaries are required to comply with certain financial covenants under the debt instruments and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $549.1 million of commodity-related payments for its current subsidiaries involved in energy marketing to satisfy requirements under forward gas sales. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate commitment level to $1.5 billion and extending the termination date by one year to July 2011. At June 30, 2008, NiSource had $506.0 million in short-term borrowings outstanding under the credit facility. Through the five-year revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $94.3 million for the benefit of third parties.
Other Guarantees or Obligations. NiSource reached an agreement on April 18, 2008 with BPAE for the sale of Whiting Clean Energy. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $217.2 million which included $16.3 million in working capital. The agreement with BPAE contains customary representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet as of June 30, 2008.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium Pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing is expected to be completed in the first quarter of 2009. As of June 30, 2008, Millennium borrowed $458.0 million under the financing agreements, of which NiSource guaranteed $217.6 million. NiSource recorded an accrued liability of approximately $6.5 million related to the fair value of this guarantee.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of June 30, 2008, Hardy Storage borrowed $123.4 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million, which is 50% of the amount borrowed.
NiSource has purchase and sales agreement guarantees totaling $77.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has issued other guarantees supporting derivative related payments associated with interest rate swap agreements issued by NiSource Finance, operating leases for many of its subsidiaries and for other agreements entered into by its current and former subsidiaries.
B. Other Legal Proceedings. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. NiSource assesses liabilities and contingencies in connection with asserted or potential legal matters on a regular basis, and establishes reserves when appropriate.
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the Defendants petition for appeal. The Defendants are preparing a petition to the United States Supreme Court for a writ of certiorari; the petition to the United States Supreme Court is due August 20, 2008. Given the West Virginia Court’s refusal of the appeal, NiSource has adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount is included in “Legal and environmental reserves,” on the Condensed Consolidated Balance Sheet as of June 30, 2008.
C. Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
A reserve of $80.4 million and $77.2 million has been recorded as of June 30, 2008 and December 31, 2007, respectively, to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on many factors including currently enacted laws and regulations, existing technology and estimated site-specific costs whereby assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
variables. NiSource’s estimated environmental remediation liability will be refined as events in the remediation process occur. Actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in the EPA’s Climate Leaders program. On April 2, 2007, in Massachusetts v. EPA, the Supreme Court ruled that the EPA does have authority under the CAA to regulate emissions of greenhouse gases if it is determined that greenhouse gases have a negative impact on human health or the environment. On July 11, 2008, in response to the April 2, 2007, U.S. Supreme Court decision in Massachusetts v. EPA, the EPA released an ANPR soliciting public input on the effects of climate change and the potential ramifications of the CAA in relation to greenhouse gas emissions. In the ANPR, the EPA presents and requests comment on the best-available science, requests relevant data, and poses questions about the advantages and disadvantages of using the CAA to potentially regulate stationary and mobile sources of greenhouse gases. The ANPR also reviews various petitions, lawsuits and court deadlines before the agency, and the profound effect regulating under the CAA could have on the economy. NiSource will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.
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
Gas Transmission and Storage Operations. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA AOC. The program pursuant to the AOC covers approximately 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
liquid removal point sites and storage well locations and at all but 8 of the 245 facilities. The AOC was amended in 2007 to facilitate payment of EPA oversight costs and to remove remediated sites from the AOC.
Columbia Transmission and Columbia Gulf are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation of cleanup costs has yet to be determined. As site investigations and cleanups proceed and as additional information becomes available reserves will be adjusted.
On February 21, 2007, Pennsylvania Department of Environmental Protection provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. Columbia Transmission plans to engage in further discussions with the agency regarding the proposed order, including the rationale for the proposed penalty. The site is currently undergoing remediation via an EPA approved Remedial Action Work Plan. The Pennsylvania Department of Environmental Protection has provided written notification that it will not attempt to stop the EPA approved work and will seek the aforementioned Order after the remedy is completed.
On September 26, 2007, Columbia Transmission received an NOV related to bentonite discharge associated with a horizontal directional drill operation for the Hardy Storage project. On November 29, 2007, Columbia Transmission received an NOV related to the collapse of Swift Run stream bed associated with the same horizontal directional drill operation. Columbia Transmission received the Draft Consent Special Order from the VADEQ on March 3, 2008. NiSource has provided comments to the VADEQ on the Draft Consent Special Order and continues to work with the VADEQ on the content of the Draft Consent Special Order. The VADEQ issued a proposed penalty of $38,000 subject to public comment and final approval by VADEQ. Stream restoration activities are continuing. Continued monitoring of the stream will occur for the next six months to two years.
Electric Operations.
Remediation. Northern Indiana is a potentially responsible party under the CERCLA and similar state laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, the Remedial Investigation and Feasibility Study was submitted to the EPA in 2007. The EPA has issued a proposed plan to remediate the site which is in the public comment period. At the second site, Northern Indiana has agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal. In addition, Northern Indiana has corrective action liability under the RCRA for three facilities that historically stored hazardous waste.
As of June 30, 2008 and December 31, 2007, reserves of $3.3 million and $3.1 million, respectively, have been recorded to cover probable environmental response actions for Electric Operations. The ultimate liability in connection with these sites cannot be estimated at this time.
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction NOx reduction technology at each of its active generating stations and is currently in compliance with the NOx limits. In implementing the NOx compliance plan, Northern Indiana has expended approximately $310.9 million as of June 30, 2008. Actual costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern states, including electric utilities in Indiana, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. On March 15, 2006, the EPA signed three related rulemakings providing final regulatory decisions on implementing the CAIR. The EPA, in one

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
of the rulings, denied several petitions for reconsideration of various aspects of the CAIR, including requests by Northern Indiana to reconsider SO2 and NOx allocations. On March 25, 2008, the U. S. Court of Appeals for the D. C. Circuit held oral arguments in litigation challenging the CAIR. Northern Indiana, along with other utilities, directly participated in one of the arguments addressing the legality of using the allowance allocations of the Acid Rain program for the purpose of complying with the CAIR SO2 reduction requirements. On July 11, 2008, the court vacated the CAIR and the CAIR FIP in their entirety, and remanded them back to the EPA to promulgate a rule consistent with the court’s opinion. Per the Court’s rules, the mandate will be deferred during the 45-day period allowed for the filing of any petitions for rehearing.
On October 3, 2007, the Indiana Air Pollution Control Board adopted, with minor changes from the EPA Clean Air Mercury Rule, the state rule to implement EPA’s CAMR. The rule became effective on February 3, 2008, with compliance required in 2010. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules addressing utility mercury emissions that are the stimulus for the Indiana Air Pollution Control Board’s CAMR. The first is the EPA’s rule delisting coal and oil-fired electric generating units from the list of sources whose emissions are regulated under section 112 of the CAA, 42 U.S.C. § 7412. Revision of December 2000 Regulatory Finding (“Delisting Rule”), 70 Fed. Reg. 15,994 (March 29, 2005). The second is the EPA’s rule that set performance standards for new coal-fired electric generating units and established total mercury emission limits for states along with a cap-and-trade program for new and existing coal-fired electric generating units. Standards of Performance for New and Existing Stationary Sources: Electric Utility Steam Generating Units (“CAMR”), 70 Fed. Reg. 28,606 (May 18, 2005). On March 24, 2008, the EPA and industry filed petitions with the court for rehearing of these decisions and on May 20, 2008, the D.C. Circuit denied the rehearing requests. Any party wanting to appeal the decision has until August 16, 2008, to file a petition for certiorari with the U. S. Supreme Court. The resolution of this legal action and the EPA’s response will affect the implementation and timing of the installation of controls to address potential mercury reduction obligations. Northern Indiana will closely monitor developments regarding any further action by the EPA and subsequent regulatory developments from the EPA and/or the Indiana Air Pollution Control Board in this matter.
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
The U. S. Court of Appeals for the D. C. Circuit, in late 2006, ruled a requirement to impose CAA §185 fees on emissions sources located in counties that failed to timely attain the previous (one-hour) ozone standard, which had been rescinded by the EPA in May 2005, remained applicable retroactive to November 2005. The court remanded the issue to the EPA for reconsideration. In January 2008, the U. S. Supreme Court denied a petition to hear an appeal on this matter. The EPA has announced that it intends to propose regulations in fall 2008 to specify how CAA §185 fees will be imposed and calculated. One of Northern Indiana’s operating generating assets is located in Porter County where this fee could potentially be applied. On July 7, 2008, the EPA proposed a finding of attainment of the one-hour ozone NAAQS for the Illinois and Indiana one-hour ozone nonattainment area which includes Porter County. Included in the proposed rule is a finding that the area, including Porter County, is not subject to the imposition of the CAA §185 penalty fees. Northern Indiana will closely monitor developments in this matter.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In late 1999, the EPA initiated a New Source Review enforcement action against several industries, including the electric utility industry, concerning rule interpretations that have been the subject of recent (prospective) reform regulations. Northern Indiana has received and responded to the EPA information requests on this subject, most recently in June 2002. The EPA issued an NOV to Northern Indiana on September 29, 2004, for alleged violations of the CAA and the SIP. Specifically, the NOV alleges that modifications were made to certain boiler units at the Michigan City, Schahfer, and Bailly Generating Stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. An adverse outcome in this matter could require capital expenditures beyond the EPA requirements that cannot be determined at this time and could require payment of substantial penalties. Northern Indiana is unable, at this time, to predict the timing or outcome of this EPA action.
Water. The Great Lakes Water Quality Initiative program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed and the State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. The permit for the Bailly Generating Station was issued on June 26, 2006, and became effective on August 1, 2006. Northern Indiana appealed the Bailly Generating Station NPDES permit, due to an unacceptable internal outfall monitoring permit condition. On February 18, 2008, the Bailly Generating Station NPDES permit was modified to resolve the monitoring issue and to address the 316(b) rule status due to the remand mentioned below. Due to additional pending studies, the cost of complying with the permit requirements cannot be estimated at this time.
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
On July 5, 2007, the Second Circuit Court of Appeals denied the petitions for rehearing asking the court to reconsider its remand of the Phase II 316(b) ruling. Various parties submitted petitions for a writ of certiorari to the U. S. Supreme Court in early November seeking to reverse the Second Circuit Court’s decision. The U.S. Supreme Court has agreed to hear the appeal which is based on the role of cost-benefit analysis in establishing standards for compliance with the rule. The case is scheduled to be heard during the fall of 2008. Northern Indiana will continue to closely monitor this activity.
Coal Combustion Products. The Federal government has recently shown an increased interest in evaluating the advisability of Federal regulation of coal combustion waste products because of concern over potential health and environmental risks. A House subcommittee has begun to study this issue building on the EPA’s ongoing activities in this matter. Northern Indiana will continue to monitor this activity for any future regulatory actions and cannot predict the potential financial impact at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
18. Changes in Common Stockholders’ Equity and Comprehensive Income (Loss)
The following table displays the changes in Common Stockholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2008 and 2007.

			Additional		Accum		Comp
	Common	Treasury	Paid-In	Retained	Other Comp		Income
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	(Loss)

Balance January 1, 2008	$2.7	$(23.3)	$4,011.0	$1,074.5	$11.7	$5,076.6

Comprehensive Income (Loss):
Net Income (loss)				(103.0)		(103.0)	(103.0)
Other comprehensive income (loss), net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					(2.0)	(2.0)	(2.0)
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					27.3	27.3	27.3
Unrecognized Pension Benefit and OPEB cost (c)					(3.0)	(3.0)	(3.0)

Total comprehensive income (loss)							(80.7)
Dividends:
Common shares				(189.3)		(189.3)
Treasury stock acquired		(0.1)				(0.1)
Issued:
Employee stock purchase plan			0.4			0.4
Long-term incentive plan			3.5			3.5
Amortization of Long-term incentive Plan			0.5			0.5

Balance June 30, 2008	$2.7	$(23.4)	$4,015.4	$782.2	$34.0	$4,810.9

			Additional		Accum
	Common	Treasury	Paid-In	Retained	Other Comp		Comp
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2007	$2.7	$(21.2)	$3,998.3	$1,012.9	$20.9	$5,013.6

Adjustment to initially apply new measurement date pursuant to SFAS No. 158, net of tax				(6.8)		(6.8)
Adjustment to initially apply FIN 48, net of tax				(0.8)		(0.8)

Beginning balance, as adjusted	$2.7	$(21.2)	$3,998.3	$1,005.3	$20.9	$5,006.0
Comprehensive Income:
Net Income				243.4		243.4	243.4
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					0.3	0.3	0.3
Net unrealized gains on derivatives qualifying as cash flow hedges (b)					3.2	3.2	3.2
Unrecognized Pension Benefit and OPEB cost (c)					3.5	3.5	3.5

Total comprehensive income							250.4
Dividends:
Common shares				(189.1)		(189.1)
Treasury stock acquired		(2.1)				(2.1)
Issued:
Employee stock purchase plan			0.4			0.4
Long-term incentive plan			8.4			8.4
Amortization of Long-term incentive Plan			0.5			0.5

Balance June 30, 2007	$2.7	$(23.3)	$4,007.6	$1,059.6	$27.9	$5,074.5

(a)	Net unrealized losses on available for sale securities, net of $1.3 million tax benefit and $0.5 million tax expense in the first half of 2008 and 2007, respectively.

(b)	Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $18.7 million and $4.7 million tax expense in the first half of 2008 and 2007, respectively.

(c)	Unrecognized pension benefit and OPEB costs, net of $1.8 million tax benefit and $2.1 million tax expense in the first half of 2008 and 2007, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
19. Accumulated Other Comprehensive Income
The following table displays the components of Accumulated Other Comprehensive Income, which is included in “Common Stockholders’ Equity,” on the Condensed Consolidated Balance Sheets.

	June 30,	December 31,
(in millions)	2008	2007

Other comprehensive income (loss), before taxes:
Unrealized gains on securities	$3.9	$7.2
Tax (expense) on unrealized gains on securities	(1.6)	(2.8)
Unrealized gains on cash flow hedges	56.2	10.2
Tax (expense) on unrealized gains on cash flow hedges	(21.3)	(2.6)
Unrecognized pension benefit and OPEB costs	(5.2)	(0.5)
Tax benefit on unrecognized pension benefit and OPEB costs	2.0	0.2

Total Accumulated Other Comprehensive Income, net of taxes	$34.0	$11.7

20. Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The NiSource Chief Executive Officer is the chief operating decision maker.
NiSource’s operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana. The Other Operations segment primarily includes gas and power marketing, and ventures focused on distributed power generation technologies, including fuel cells and storage systems.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides information about business segments. NiSource uses operating income as its primary measurement for each of the reported segments and makes decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment. Electric Operations operating income was negatively impacted by an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008. The non-cash adjustment to depreciation expense was not material to the results of operations and consolidated financial statements and will not materially impact depreciation charges in future periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2008	2007	2008	2007

REVENUES
Gas Distribution Operations
Unaffiliated	$1,025.0	$854.8	$3,465.4	$2,903.1
Intersegment	4.4	4.0	11.5	10.8

Total	1,029.4	858.8	3,476.9	2,913.9

Gas Transmission and Storage Operations
Unaffiliated	151.2	141.6	319.5	305.1
Intersegment	44.8	48.3	107.8	113.8

Total	196.0	189.9	427.3	418.9

Electric Operations
Unaffiliated	341.1	334.3	673.9	661.2
Intersegment	0.2	0.2	0.4	0.4

Total	341.3	334.5	674.3	661.6

Other Operations
Unaffiliated	272.4	233.2	618.5	537.8
Intersegment	12.9	9.5	26.1	26.6

Total	285.3	242.7	644.6	564.4

Adjustments and eliminations	(59.9)	(59.0)	(141.3)	(147.2)

Consolidated Revenues	$1,792.1	$1,566.9	$5,081.8	$4,411.6

Operating Income (Loss)
Gas Distribution Operations	$(10.0)	$13.3	$244.9	$267.4
Gas Transmission and Storage Operations	77.9	67.8	182.7	174.4
Electric Operations	50.7	64.8	89.1	137.8
Other Operations	0.7	(0.4)	0.2	(0.2)
Corporate	(2.7)	(1.6)	(5.5)	(5.1)

Consolidated Operating Income	$116.6	$143.9	$511.4	$574.3

21. Hartsville and Delhi Compressor Stations
On February 5, 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements of 2.156 Bcf per day could not be met. Since that time Columbia Gulf has constructed both temporary and permanent facilities at Hartsville and has restored gas flow to 2.156 Bcf per day. During the next 12 to 18 months the temporary facilities that were constructed to restore system capabilities will be replaced with a permanent solution. This capacity would remain in place while the permanent solution is implemented.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource expects the majority of the reconstruction costs during the 18 to 24 month period for the compressor station and ancillary facilities plus business interruption losses during the twelve month period from the event will be recoverable through insurance.
On December 14, 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. As a result the current contractual transportation agreements of 2.156 Bcf per day could not be met. By December 15, 2007 Lines 200 and 300 were returned to service and gas flow was restored to 2.0 Bcf per day on December 16, 2007. On December 19, 2007, the U.S. Department of Transportation issued a Corrective Action Order which was applicable to Line 100 from the Rayne, LA Compressor Station to Leach, KY. The Order required Columbia Gulf to develop a remedial work plan, which included assessments on Line 100 using in-line inspection tools. The Order also required a 20% reduction in pressure on Line 100 from the Rayne Compressor Station to the Corinth Compressor Station which resulted in a reduction in gas flow on December 21, 2007 to 1.6 Bcf per day. The next day the capacity was increased to 1.75 Bcf per day. Between December 22, 2007 and February 5, 2008 the capacity varied between 1.6 and 1.75 Bcf per day as a result of remediation work on Line 100. On July 1, 2008, Columbia Gulf received permission from the U.S. Department of Transportation to restore full pressure on Line 100 pipeline. NiSource expects to recover a portion of the pipeline replacement costs plus business interruption losses through insurance.

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
For the six months ended June 30, 2008, NiSource reported income from continuing operations of $210.4 million, or $0.77 per basic share, compared to $235.4 million, or $0.86 per basic share in 2007.
Decreases in income from continuing operations were due primarily to the following items:
•	Operating expenses increased by $52.5 million primarily due to higher employee and administrative expenses of $28.7 million across NiSource’s business segments, a $15.5 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008 and higher electric generation and maintenance costs of $6.2 million. The increased electric generation and maintenance costs resulted primarily from planned turbine and boiler maintenance and a generator overhaul.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	Electric Operations net revenues were negatively impacted by $14.1 million due to non-recoverable power purchased and non-recoverable MISO charges. Additionally, lower residential and commercial margins contributed to lower net revenues partially offset by higher industrial usage and margins.
Increases impacting income from continuing operations that partially offset the decreases described above included:
•	Interest expense decreased $18.3 million due to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility.

•	Gas Transmission and Storage Operations’ net revenues increased by $8.4 million due primarily to greater subscriptions for firm transportation services related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system.

•	Lower income taxes of $16.8 million due to lower income from continuing operations and a lower effective tax rate.
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
Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and will file its detailed case on or before August 29, 2008. The prehearing conference to establish the procedural schedule for the electric rate case was held on July 29, 2008. Initial hearings are anticipated in January 2009.
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
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utility Commission, seeking an increase of approximately $60 million annually, effective October 28, 2008. Through this filing, Columbia of Pennsylvania sought to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement with the Pennsylvania Public Utilities Commission. If approved, the settlement authorizes Columbia to increase revenues by $41.5 million annually, and make certain other accounting, tariff and service changes. The Pennsylvania Public Utilities Commission is expected to issue an order in this case by the third quarter of 2008, with new rates expected to take effect during the fourth quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint Stipulation submitted on behalf of Columbia of Ohio. This Stipulation is a result of a process that began on April 13, 2005 with a Commission ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The Stipulation provides for establishment of accounting for and recovery of costs resulting from the Staff’s investigation; Columbia’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this Stipulation provides for: Columbia’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings.
In July 2008, Columbia of Ohio filed an application with the PUCO for permission to create a new comprehensive energy conservation program. If approved by the PUCO, Columbia of Ohio’s DSM program would offer a wide range of services to residential and small commercial customers. Columbia of Ohio proposes to recover the three-year, $24.9 million cost of the DSM conservation program through a rider that would be added to residential and small commercial customer bills beginning in May 2010. On July 23, 2008, the PUCO issued an order approving Columbia of Ohio’s proposal subject to the approval of the DSM cost recovery rider proposed in the currently pending rate case, and any other conditions that may be imposed in the rate case.
On May 30, 2008, Northern Indiana purchased Sugar Creek for $329.7 million. This purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity. Refer to Note 9, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements for further discussion. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana. Sugar Creek has a plant capacity rating of 535 mw. Sugar Creek has transmission access to and is able to participate in both the MISO and PJM Interconnection wholesale electricity markets. The plant is currently committed to the PJM Interconnection market until May 31, 2010. At acquisition, Northern Indiana recorded at fair value $328.1 million related to utility plant. No goodwill was recorded in conjunction with the purchase. The preliminary allocation of the purchase price was assigned to the assets and liabilities of Sugar Creek, based on their estimated fair value in accordance with GAAP. This allocation is subject to completion of certain analyses and allocation of property, plant and equipment unit of accounts.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory matters.
Sale of Whiting Clean Energy. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $217.2 million which included $16.3 million in working capital.
Sale of Northern Utilities and Granite State Gas. On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas. Under the terms of the transaction, Unitil Corporation will acquire Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. In the first quarter of 2008, net assets for Northern Utilities and Granite State Gas were reclassified to assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheets. During the second quarter and six months ended June 30, 2008, estimated losses of $3.4 million and $66.9 million were recorded to Gain (Loss) on Disposition of Discontinued Operation in the Condensed Statements of Consolidated Income (Loss).
NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Bay State. NiSource is retaining its ownership of Bay State as a core component of the company’s long-term, investment-driven growth strategy.
Sale of Columbia Gulf’s Offshore Assets. On June 27, 2008, Columbia Gulf sold a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline Company for $7.5 million. A gain of $2.9 million was recorded on the sale during the second quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Master Limited Partnership. On December 21, 2007, NiSource Energy Partners, L.P., an MLP and subsidiary of NiSource, filed a Form S-1 registration statement with the SEC in which it proposed making an initial public offering of common units in the MLP and NiSource proposed contributing its interest in Columbia Gulf to the MLP. NiSource management believes the formation of an MLP is a natural complement to NiSource’s gas transmission and storage growth strategy, and should provide NiSource access to competitively priced capital to support future growth investment. Due to the damage sustained at Columbia Gulf’s Hartsville, Tennessee, compressor station, following the tornados at the facility as described previously, as well as overall financial market conditions, the timing of the initial public offering is not likely to occur during 2008.
Millennium Pipeline Project. In June 2007, construction began on the Millennium Pipeline, a 182-mile-long, 30-inch-diameter pipeline across New York’s Southern Tier and lower Hudson Valley. The project is expected to be completed in the fourth quarter of 2008 and will transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. Millennium is jointly owned by affiliates of NiSource, KeySpan Corporation, and DTE Energy.
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
Columbia Transmission, the operator of Hardy Storage, is expanding its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of these transmission facilities has been completed with the facilities being placed into service during the first half of 2008.
Florida Gas Transmission Expansion Project. An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission was held in late 2007 and contracts for 100,000 Dth per day of capacity were executed. The remaining 80,000 Dth per day of capacity is expected to be sold under firm contracts during the fourth quarter of 2008. This project was placed into service in May 2008.
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
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of 6,900,000 Dth and 103,400 Dth per day of daily deliverability. If required approvals are granted as requested, construction would begin in 2009 and the expanded facilities would be placed in service by the end of 2009. The expansion capacity is 58% contracted on a long-term, firm basis.
New Penn Transmission Project. During the first quarter of 2008, Columbia Transmission concluded a successful open season to gauge customer interest in a new pipeline system to provide 500,000 Dth per day of firm service

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
from storage facilities near Leidy, PA to a new interconnection with Millennium Pipeline in Steuben County, New York in 2010.
Centerville Expansion Project. An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Southern Natural Gas and the Louisiana intrastate pipeline market was held during the first quarter of 2008, and contracts for 60,000 Dth per day of capacity were executed. The remaining 175,000 Dth per day of capacity is expected to be sold under firm contracts prior to the facilities being placed into service. The project is expected to be placed into service in late 2010.
Financial Management of the Balance Sheet
NiSource’s interest expense decreased $18.3 million for the first six months of 2008 compared to the first six months of last year. This decrease was due primarily to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility.
In the second quarter of 2008 NiSource issued long-term debt of $700 million to fund future capital expenditures. While the capital markets have recently been adversely impacted by a variety of negative economic events, NiSource believes these events will not impact its continued access to the traditional capital markets.
Process and Expense Management
IBM Agreement. In December 2007, NiSource and IBM finalized a restructuring of their business services agreement. Under the restructured agreement, IBM will primarily provide information technology services, with a number of other business service functions to be transitioned back to the NiSource organization. Through the second quarter of 2008, certain Meter to Cash, Human Resources, Sales Center, and Supply Chain Management support services transitioned back to the company. Transition of the remaining business support services returning to NiSource will continue through the third quarter of 2008.
In January 2008, NiSource and IBM also agreed to move forward with the Indiana Deployment of a Work Management System and its associated transformation initiatives. The Work Management System project will provide technologies that standardize, integrate and support transformation of processes and eliminate costly and inefficient manual work processes while meeting regulatory/compliance standards. Implementation is planned for late 2008.
Results of Operations
Quarter Ended June 30, 2008
Net Income
NiSource reported a net loss of $202.3 million, or $0.74 loss per basic share, for the three months ended June 30, 2008, compared to net income of $26.7 million, or $0.10 per basic share, for the second quarter 2007. The loss was due to $223.3 million of losses related to discontinued operations (discussed below). Income from continuing operations was $21.0 million, or $0.08 per basic share, for the three months ended June 30, 2008, compared to $28.9 million, or $0.11 per basic share, for the second quarter 2007. Operating income was $116.6 million, a decrease of $27.3 million from the same period in 2007. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2008 were 274.0 million compared to 273.8 million at June 30, 2007.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2008, were $670.3 million, a $7.4 million decrease from the same period last year. This decrease in net revenues was primarily due to lower Gas Distribution Operations net revenues of $11.2 million primarily attributable to warmer weather of approximately $8 million and decreased net revenues from the implementation of the Columbia of Ohio Stipulation entered into with the Ohio Consumers’ Counsel and PUCO at the end of 2007, partially offset by regulatory increases from rate proceedings and other service programs. Net revenues from Electric Operations also accounted

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
for a portion of the overall decrease in net revenues by declining $3.3 million from the comparable 2007 period primarily due to the impact of cooler weather of approximately $4 million and $2.7 million of non-recoverable purchased power, partially offset by higher industrial volumes of $1.6 million, the timing of revenue credits of $1.5 million and incremental revenues from the new Sugar Creek plant of $1.3 million. The non-recoverable purchased power costs are due to the settlement reached in 2007 by Northern Indiana with regulatory stakeholders and large customers as noted previously. These decreases in net revenues from Gas Distribution Operations and Electric Operations were partially offset by higher net revenues from Gas Transmission and Storage Operations of $6.4 million which primarily resulted from increased subscriptions for firm transportation services of $6.3 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system.
Expenses
Operating expenses for the second quarter 2008 were $555.3 million, an increase of $17.8 million from the 2007 period. This increase was primarily due to higher employee and administrative expenses of $11.8 million across NiSource’s business segments, a $14.2 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008, and a $2.8 million reversal of a reserve in the comparable 2007 period for a legal matter. The non-cash adjustment to depreciation expense was not material to the results of operations and consolidated financial statements and will not materially impact depreciation charges in future periods. These increases in operating expenses were partially offset by a $6.6 million impairment charge recognized in the comparable 2007 period related to base gas at a storage field and a $2.9 million gain recognized on the sale of certain Columbia Gulf offshore assets.
Other Income (Deductions)
Interest expense, net was $87.4 million for the quarter, a decrease of $11.0 million compared to the second quarter of 2007. This decrease was due primarily to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility. Other, net was income of $1.3 million for the current quarter compared to a loss of $0.1 million for the comparable 2007 period due primarily to lower costs associated with the sale of accounts receivable.
Income Taxes
Income tax for the second quarter of 2008 was $9.5 million, a decrease of $7.0 million compared to the second quarter of 2007 due primarily to lower pretax income and a lower effective tax rate. The effective tax rate for the quarter ended June 30, 2008 was 31.1% compared to 36.3% for the comparable period. The 5.2% decrease in the second quarter of 2008 effective tax rate versus the second quarter of 2007 effective tax rate is primarily due to a change in the estimated annual 2008 effective tax rate recognized in the second quarter as a result of an increase in projected AFUDC-Equity.
Discontinued Operations
For the three months ended June 30, 2008, NiSource recognized a $220.5 million loss from discontinued operations compared to a loss from discontinued operations of $1.4 million in the comparable 2007 period. This loss is primarily attributable to an adjustment to the reserve for the Tawney litigation mentioned previously. Additionally, in the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities, Granite State Gas and Whiting Clean Energy as discontinued operations. As such, a net loss of $1.4 million from continuing operations was classified to net income (loss) from discontinued operations for the three months ended June 30, 2008, and a net loss of $0.8 million was reclassified for the three months ended June 30, 2007. In the second quarter of 2008, NiSource recorded an estimated after-tax loss adjustment of $2.8 million for the disposition of Northern Utilities, Granite State Gas and Whiting Clean Energy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Results of Operations
Six Months Ended June 30, 2008
Net Income
NiSource reported a net loss of $103.0 million, or $0.38 loss per basic share, for the six months ended June 30, 2008, compared to net income of $243.4 million, or $0.89 per basic share, for the first six months 2007. Income from continuing operations was $210.4 million, or $0.77 per basic share, for the six months ended June 30, 2008, compared to $235.4 million, or $0.86 per basic share, for the comparable 2007 period. Operating income was $511.4 million, a decrease of $62.9 million from the same period in 2007. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2008 were 273.9 million compared to 273.7 million at June 30, 2007.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2008, were $1,711.5 million, an $8.8 million decrease from the same period last year. Net revenues decreased primarily due to lower Electric Operations net revenues of $18.3 million from the comparable 2007 period. This decrease in Electric Operations net revenues was primarily due to $14.1 million of non-recoverable purchased power and non-recoverable MISO charges. This decrease in Electric Operations net revenues was partially offset by higher net revenues within Gas Transmission and Storage Operations of $8.4 million. Gas Transmission and Storage Operations net revenues increased due to higher subscriptions for firm transportation services of $11.3 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system. These increases were partially offset by insurance proceeds from a business interruption claim that improved last year’s results by $2.6 million.
Expenses
Operating expenses for the first six months of 2008 were $1,203.7 million, an increase of $52.5 million from the comparable 2007 period. This increase was primarily due to higher employee and administrative expenses of $28.7 million, due in part to adjustments that reduced benefit expense by $8.3 million during 2007, a $15.5 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008, higher electric generation and maintenance expenses of $6.2 million and a $2.8 million reversal of a reserve in the comparable 2007 period for a legal matter. Operating expenses increases were partially offset by a $6.6 million impairment charge recognized in the comparable 2007 period related to base gas at a storage field and a $2.9 million gain recognized on the sale of certain Columbia Gulf offshore assets. The higher generation and maintenance expenses were primarily attributable to a planned turbine and boiler maintenance and a generator overhaul.
Other Income (Deductions)
Interest expense, net was $179.2 million for the first six months of 2008 compared to $197.5 million for the first six months of last year. This decrease of $18.3 million was mainly due to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility. Other, net was a loss of $0.2 million for the first half of 2008 compared to a loss of $3.0 million for the comparable 2007 period due to lower costs associated with the sale of accounts receivable.
Income Taxes
Income tax for the first six months of 2008 was $121.6 million, a decrease of $16.8 million compared to the first six months of 2007 due primarily to lower pretax income. The effective tax rate for the first six months of 2008 was 36.6% compared to 37.0% for the comparable period last year.
Discontinued Operations
For the six months ended June 30, 2008, NiSource recognized a $214.5 million loss from discontinued operations compared to income from discontinued operations of $2.2 million in the comparable 2007 period. This loss is primarily attributable to an adjustment to the reserve for the Tawney litigation discussed previously. In addition, in the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities, Granite State Gas and Whiting Clean Energy as discontinued operations. As such, net income of $4.6 million from continuing operations was classified to net income (loss) from discontinued operations for the six months ended June 30, 2008, and net

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
income of $1.9 million was reclassified for the six months ended June 30, 2007, respectively. For the six months ended June 30, 2008, NiSource recorded an estimated after-tax loss of $98.9 million for the dispositions of Northern Utilities, Granite State Gas and Whiting Clean Energy.
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
Increased costs for natural gas placed in storage during the first half of 2008 and the increase in unrecovered gas costs have required larger amounts of working capital than in previous years. While we believe the credit facilities currently in place to finance our operating and capital requirements are adequate, we will continue to monitor our liquidity position over the next few months.
Operating Activities
Net cash flows from operating activities for the six months ended June 30, 2008 were $638.4 million, an increase of $50.5 million from the first six months of 2007. A $69.8 million increase in deferred taxes was offset by net changes in assets and liabilities. The weather and gas prices significantly impact working capital. There were sources of cash generated from favorable weather in certain jurisdictions and pricing impacts on inventory and accounts payable. These sources of cash were mostly offset by increases in unrecovered gas cost also driven by gas price increases.
Investing Activities
Cash capital expenditures of $422.8 million during the first six months of 2008 were $98.9 million higher than the comparable 2007 period. The spending for the first six months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending is expected to continue to increase in 2008 compared to last year, mainly for increased integrity-management improvements in the Gas Transmission and Storage Operations segment and expenditures to replace key components within the Electric Operations segment. Additionally, growth projects in the Gas Transmission and Storage Operations segment as well as bare steel replacement programs in the Gas Distribution Operations segment will contribute to higher capital expenditures in 2008 relative to 2007 expenditures.
Capital spending, including ongoing infrastructure investments, is projected to be more than $1 billion annually, beginning in 2008 and for the foreseeable future.
On May 30, 2008, Northern Indiana purchased the Sugar Creek generating facility for $329.7 million.
Proceeds from disposition of assets primarily included the Whiting Clean Energy sale proceeds of $217.2 million.
Restricted cash activity was $136.5 million and $73.5 million for the first six months of 2008 and 2007, respectively, due to volatility in forward gas contracts, which resulted in decreased margin deposits on open derivative contracts at June 30, 2008.
Financing Activities
Long-Term Debt. On May 15, 2008, NiSource Finance issued $500.0 million of 6.80% unsecured notes that mature January 15, 2019 and $200.0 million of 6.15% unsecured notes that mature on March 1, 2013. The notes due in 2013 constitute a further issuance of the $345.0 million 6.15% notes issued February 19, 2003, and will form a single series having an aggregate principal amount outstanding of $545.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Jasper County Pollution Control Bonds. Northern Indiana has seven series of Jasper County Pollution Control Bonds with a total principal value of $254 million currently outstanding. Prior to March 25, 2008, each of the series bore interest at rates established through auctions that took place at either 7, 28, or 35 day intervals. Between February 13, 2008 and March 5, 2008, Northern Indiana received notice that six separate market auctions of four series of the Jasper County Pollution Control Bonds had failed. As a result, those series representing an aggregate principal amount of $112 million of the Jasper County Pollution Control Bonds bore interest at default rates equal to 15% or 18% per annum. Subsequent auctions were successful, but resulted in interest rates between 5.13% and 11.0%, which are in excess of historical rates. These auction failures were attributable to the recent lack of liquidity in the auction rate securities market, largely driven by the recent turmoil in the bond insurance market. The Jasper County Pollution Control Bonds are insured by either Ambac Assurance Corporation or MBIA Insurance Corporation.
Northern Indiana converted all seven series of Jasper County Pollution Control Bonds from the auction rate mode to a variable rate demand bond mode between March 25, 2008 and April 11, 2008 and repurchased the bonds as part of the conversion process. As of April 11, 2008, all of the Jasper County Pollution Control Bonds were purchased and are held in Northern Indiana’s treasury. Northern Indiana is currently evaluating its options for reoffering the debt to the public.
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
NiSource Finance had outstanding credit facility borrowings of $506.0 million at June 30, 2008, at a weighted average interest rate of 2.90%, and borrowings of $1,061.0 million at December 31, 2007, at a weighted average interest rate of 5.43%.
As of June 30, 2008 and December 31, 2007, NiSource Finance had $94.3 million and $110.4 million of stand-by letters of credit outstanding, respectively. At June 30, 2008, $8.0 million of the $94.3 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $86.3 million of stand-by letters of credit outstanding at June 30, 2008, $83.0 million resided under NiSource Finance’s five-year credit facility and $3.3 million resided under an uncommitted arrangement with another financial institution.
As of June 30, 2008, $911.0 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On July 1, 2006, the agreement was amended to increase the program limit from $300 million to $350 million. The agreement currently expires on June 26, 2009. As of June 30, 2008, $100 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement with Citibank, N.A. under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 19, 2008, and can be renewed if mutually agreed to by both parties. As of June 30, 2008, NRC had sold $156.5 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s or Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
Contractual Obligations. As of June 30, 2008, NiSource has $4.2 million of estimated federal and state income tax liabilities, including interest, recorded on its books in accordance with FIN 48. If or when such amounts may be settled is uncertain and cannot be estimated at this time. NiSource does not anticipate any significant changes to its liability for unrecognized tax benefits over the next twelve months.
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
Prior to the sale of the Whiting Clean Energy facility to BPAE, TPC entered in to power and gas derivative contracts on behalf of WCE in order to manage the commodity price risk associated with the WCE operations. As of June 30, 2008, there were no derivative contracts outstanding associated with managing price risk for Whiting Clean Energy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements, variable rate pollution control bonds and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $5.2 million and $11.6 million for the quarter and six months ended June 30, 2008, respectively.
Credit Risk
Due to the nature of the industry, credit risk is a factor in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. Written guidelines approved by NiSource’s Risk Management Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures. Exposures to credit risks are monitored by the Corporate Credit Risk function which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative contracts such as interest rate swaps, credit risk arises when counterparties are obligated to pay NiSource the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions. Current credit exposure is generally measured by the notional or principal value of obligations and direct credit substitutes, such as commitments, stand-by letters of credit and guarantees. In determining exposure, NiSource considers collateral that it holds to reduce individual counterparty credit risk.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilize a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.2 million and $0.1 million during the second quarter of 2008, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. Power and gas derivative contracts entered into to manage price risk associated with Whiting Clean Energy are limited to quantities surrounding the physical generation capacity of Whiting Clean Energy and the gas requirements to operate the facility.
Refer to Note 10, “Risk Management and Energy Marketing Activities,” in the Notes to Condensed Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $549.1 million of commodity-related payments for its current subsidiaries involved in energy marketing to satisfy requirements under forward gas sales. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets.
NiSource has purchase and sales agreement guarantees totaling $77.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource has other guarantees outstanding. Refer to Note 17-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
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
See Note 11, “Fair Value of Financial Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the adoption of SFAS No. 157.
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
On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations. Refer to Note 14, “Pension and Other Postretirement Benefits,” in the Notes to Condensed Consolidated Financial Statements for additional information.
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
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 13, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 161 – Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statement with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. NiSource is currently reviewing the provisions of SFAS No. 161 to determine the impact it may have on its disclosures within the Notes to Condensed Consolidated Financial Statements.
SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 160 to determine the impact it may have on the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.
SFAS No. 141R – Business Combinations. In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. SFAS No. 141R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 141R to determine the impact on future business combinations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2008	2007	2008	2007

Net Revenues
Sales Revenues	$1,029.4	$858.8	$3,476.9	$2,913.9
Less: Cost of gas sold (excluding depreciation and amortization)	765.3	583.5	2,593.9	2,032.3

Net Revenues	264.1	275.3	883.0	881.6

Operating Expenses
Operation and maintenance	182.7	175.0	422.5	405.4
Depreciation and amortization	57.6	55.5	114.3	111.5
(Gain) loss on sale of assets	2.1	(0.1)	—	(0.4)
Other taxes	31.7	31.6	101.3	97.7

Total Operating Expenses	274.1	262.0	638.1	614.2

Operating Income (Loss)	$(10.0)	$13.3	$244.9	$267.4

Revenues ($ in Millions)
Residential	490.7	433.7	1,919.5	1,716.7
Commercial	173.4	154.7	670.0	594.0
Industrial	69.1	65.4	171.4	160.9
Off System	275.9	179.2	609.9	307.2
Other	20.3	25.8	106.1	135.1

Total	1,029.4	858.8	3,476.9	2,913.9

Sales and Transportation (MMDth)
Residential	33.7	39.4	171.1	173.6
Commercial	26.5	29.2	104.5	103.6
Industrial	89.3	82.1	192.5	187.3
Off System	23.0	22.5	60.4	41.1
Other	0.2	0.2	0.7	0.5

Total	172.7	173.4	529.2	506.1

Heating Degree Days	451	501	3,130	3,124
Normal Heating Degree Days	475	475	3,140	3,111
% Colder (Warmer) than Normal	(5%)	5%	0%	0%

Customers
Residential			2,990,223	2,999,874
Commercial			275,937	275,484
Industrial			8,019	8,047
Other			72	73

Total			3,274,251	3,283,478

NiSource’s natural gas distribution operations serve approximately 3.3 million customers in seven states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky and Maryland. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with 73% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations(continued)
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
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utility Commission, seeking an increase of approximately $60 million annually, effective October 28, 2008. Through this filing, Columbia of Pennsylvania sought to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement with the Pennsylvania Public Utilities Commission. If approved, the settlement authorizes Columbia to increase revenues by $41.5 million annually, and make certain other accounting, tariff and service changes. The Pennsylvania Public Utilities Commission is expected to issue an order in this case by the third quarter of 2008, with new rates expected to take effect during the fourth quarter.
On October 17, 2007, Bay State petitioned the DPU to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The DPU held hearings on this matter in the first quarter of 2008 and issued an order denying Bay State’s petition on April 30, 2008. NiSource has decided not to appeal this case, and is weighing other options at this time. On July 16, 2008, the DPU issued an order in its generic decoupling proceeding for gas utilities. NiSource is still reviewing the order, but considers the DPU’s action favorable and will evaluate the order in light of the order in Bay State’s recent case.
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
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint Stipulation submitted on behalf of Columbia of Ohio. This Stipulation is a result of a process that began on April 13, 2005 with a Commission ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The Stipulation provides for establishment of accounting for and recovery of costs resulting

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations(continued)
from the Staff’s investigation; Columbia’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this Stipulation provides for: Columbia’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings.
On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The Stipulation calls for an accelerated pass back to customers of $36.6 million that will occur from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. Approximately $19.2 million was passed back through June 2008. The Stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.
In July 2008, Columbia of Ohio filed an application with the PUCO for permission to create a new comprehensive energy conservation program. If approved by the PUCO, Columbia of Ohio’s DSM program would offer a wide range of services to residential and small commercial customers. Columbia of Ohio proposes to recover the three-year, $24.9 million cost of the DSM conservation program through a rider that would be added to residential and small commercial customer bills beginning in May 2010. On July 23, 2008, the PUCO issued an order approving Columbia of Ohio’s proposal subject to the approval of the DSM cost recovery rider proposed in the currently pending rate case, and any other conditions that may be imposed in the rate case.
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
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of June 30, 2008, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $0.9 million for the second quarter and first six months of 2008, respectively, and the restructuring liability remaining at June 30, 2008 was zero. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding restructuring initiatives.
Sale of Northern Utilities
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time of closing. Northern Utilities is a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities as discontinued operations. As such, net income of $0.6 million and $6.3 million from continuing operations for Northern Utilities, which affected the Gas Distribution Operations segment, was classified to net income from discontinued operations for the three months and six months ended June 30, 2008, respectively, and there was no income and $4.6 million reclassified for the three months and six months ended June 30, 2007, respectively. Refer to Note 6, “Discontinued Operations and Assets Held for Sale,” in the Notes to Condensed Consolidated Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations(continued)
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
Weather in the Gas Distribution Operation’s territories for the second quarter of 2008 was 5% warmer than normal and 10% warmer than the comparable quarter in 2007.
Weather in the Gas Distribution Operation’s territories for the first six months of 2008 was normal and comparable to the same period in 2007.
Throughput
Total volumes sold and transported of 172.7 MMDth for the second quarter of 2008 decreased slightly by 0.7 MMDth from the same period last year. Decreases in residential and commercial volumes resulting primarily from warmer weather were mostly offset by increased industrial usage in the current period compared to the same period last year.
Total volumes sold and transported of 529.2 MMDth for the first six months of 2008 increased 23.1 MMDth from the same period last year. This increase in volume was primarily due to higher off-system sales and increased industrial usage in the first six months of 2008 compared to the same period last year.
Net Revenues
Net revenues for the three months ended June 30, 2008 were $264.1 million, a decrease of $11.2 million from the same period in 2007, due primarily to warmer weather of approximately $8 million and decreased revenues from the implementation of the Columbia of Ohio Stipulation entered into with the Ohio Consumers’ Counsel and PUCO at the end of 2007, partially offset by regulatory increases from rate proceedings and other service programs.
Net revenues for the six months ended June 30, 2008 were $883.0 million, an increase of $1.4 million from the same period in 2007, due primarily to increased residential usage of $8.6 million, increased net revenues of $5.2 million from regulatory and service programs and a $2.8 million gas cost adjustment, mostly offset by warmer weather of approximately $14 million.
Operating Income
For the second quarter of 2008, Gas Distribution Operations reported an operating loss of $10.0 million compared to operating income of $13.3 million for the same period in 2007. The decrease in operating income was attributable to higher operating expenses of $12.1 million and lower net revenues described above. Operating expense increases were primarily due to higher employee and administrative expenses of $6.0 million, higher uncollectible accounts of $2.5 million, a $2.1 million loss on the disposition of a building and $2.0 million in increased depreciation.
For the first six months of 2008, Gas Distribution Operations reported operating income of $244.9 million compared to operating income of $267.4 million for the same period in 2007. The decrease in operating income was primarily attributable to increased operating expenses of $23.9 million. Operating expense increases were primarily due to higher employee and administrative expenses of $9.0 million, increased property and other taxes of $2.1 million, higher depreciation expense of $2.8 million and increased rent and lease expense of $2.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2008	2007	2008	2007

Operating Revenues
Transportation revenues	$150.8	$144.1	$335.6	$326.2
Storage revenues	44.5	44.5	90.1	90.4
Other revenues	0.7	1.3	1.6	2.3

Total Operating Revenues	196.0	189.9	427.3	418.9
Less: Cost of gas sold (excluding depreciation and amortization)	—	0.3	—	—

Net Revenues	196.0	189.6	427.3	418.9

Operating Expenses
Operation and maintenance	78.8	75.8	163.6	156.2
Depreciation and amortization	29.4	29.2	58.7	58.0
Impairment and gain on sale of assets	(3.0)	6.4	(4.0)	6.4
Other taxes	14.5	14.1	29.9	29.1

Total Operating Expenses	119.7	125.5	248.2	249.7

Equity Earnings in Unconsolidated Affiliates	1.6	3.7	3.6	5.2

Operating Income	$77.9	$67.8	$182.7	$174.4

Throughput (MMDth)
Columbia Transmission
Market Area	166.8	186.8	553.2	572.0
Columbia Gulf
Mainline	166.4	178.9	326.1	326.0
Short-haul	70.1	50.7	145.1	91.2
Columbia Pipeline Deep Water	0.7	0.7	0.9	1.5
Crossroads Gas Pipeline	9.0	9.2	19.1	19.4
Intrasegment eliminations	(137.3)	(161.8)	(269.3)	(290.0)

Total	275.7	264.5	775.1	720.1

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
NiSource Energy Partners, L.P.
On December 21, 2007, NiSource Energy Partners, L.P., an MLP and subsidiary of NiSource, filed a Form S-1 registration statement with the SEC in which it proposed making an initial public offering of common units in the MLP and NiSource proposed contributing its interest in Columbia Gulf to the MLP. NiSource management believes the formation of an MLP is a natural complement to NiSource’s gas transmission and storage growth strategy, and should provide NiSource access to competitively priced capital to support future growth investment. Due to the damage sustained at Columbia Gulf’s Hartsville, Tennessee, compressor station, following the tornados at the facility as described previously, as well as overall financial market conditions, the timing of the initial public offering is not likely to occur during 2008.
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
NiSource Inc.
Gas Transmission and Storage Operations(continued)
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
The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, and Iroquois collectively referred to as the “Companion Pipelines.” The December 21, 2006 certificate order also granted the necessary project approvals to the Companion Pipelines. Construction began on June 22, 2007 with a projected in-service date in the fourth quarter of 2008.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium Pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing is expected to be completed in the first quarter of 2009. Additional information on this guarantee is provided in Note 16-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements.
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
Columbia Transmission, the operator of Hardy Storage, is expanding its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of these transmission facilities has been completed with the facilities being placed into service during the first half of 2008.
Florida Gas Transmission Expansion Project
An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission was held in late 2007 and contracts for 100,000 Dth per day of capacity were executed. The remaining 80,000 Dth per day of capacity is expected to be sold under firm contracts during the fourth quarter of 2008. This project was placed into service in May 2008.
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
Ohio Storage Project
On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of 6,900,000 Dth and 103,400 Dth per day of daily deliverability. If

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations(continued)
required approvals are granted as requested, construction would begin in 2009 and the expanded facilities would be placed in service by the end of 2009. The expansion capacity is 58% contracted on a long-term, firm basis.
New Penn Transmission Project
During the first quarter of 2008, Columbia Transmission concluded a successful open season to gauge customer interest in a new pipeline system to provide 500,000 Dth per day of firm service from storage facilities near Leidy, PA to a new interconnection with Millennium Pipeline in Steuben County, New York in 2010.
Centerville Expansion Project
An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Southern Natural Gas and the Louisiana intrastate pipeline market was held during the first quarter of 2008, and contracts for 60,000 Dth per day of capacity were executed. The remaining 175,000 Dth per day of capacity is expected to be sold under firm contracts prior to the facilities being placed into service. The project is expected to be placed into service in late 2010.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the six months ended June 30, 2008 approximately 90.4% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.5% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 89.0% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 5.5% of transportation revenues derived from usage fees under firm contracts for the six months ended June 30, 2007.
Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the six months ended June 30, 2008 and 2007, approximately 4.1% and 5.5% of the transportation revenues were derived from interruptible contracts, respectively.
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
Hartsville and Delhi Compressor Stations
On February 5, 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations(continued)
transportation agreements of 2.156 Bcf per day could not be met. Since that time Columbia Gulf has constructed both temporary and permanent facilities at Hartsville and has restored gas flow to 2.156 Bcf per day. During the next 12 to 18 months the temporary facilities that were constructed to restore system capabilities will be replaced with a permanent solution. This capacity would remain in place while the permanent solution is implemented. NiSource expects the majority of the reconstruction costs during the 18 to 24 month period for the compressor station and ancillary facilities plus business interruption losses during the twelve month period from the event will be recoverable through insurance.
On December 14, 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. As a result the current contractual transportation agreements of 2.156 Bcf per day could not be met. By December 15, 2007 Lines 200 and 300 were returned to service and gas flow was restored to 2.0 Bcf per day on December 16, 2007. On December 19, 2007, the U.S. Department of Transportation issued a Corrective Action Order which was applicable to Line 100 from the Rayne, LA Compressor Station to Leach, KY. The Order required Columbia Gulf to develop a remedial work plan, which included assessments on Line 100 using in-line inspection tools. The Order also required a 20% reduction in pressure on Line 100 from the Rayne Compressor Station to the Corinth Compressor Station which resulted in a reduction in gas flow on December 21, 2007 to 1.6 Bcf per day. The next day the capacity was increased to 1.75 Bcf per day. Between December 22, 2007 and February 5, 2008 the capacity varied between 1.6 and 1.75 Bcf per day as a result of remediation work on Line 100. On July 1, 2008, Columbia Gulf received permission from the U.S. Department of Transportation to restore full pressure on Line 100 pipeline. NiSource expects to recover a portion of the pipeline replacement costs plus business interruption losses through insurance.
Sale of Columbia Gulf’s Offshore Assets
On June 27, 2008, Columbia Gulf sold a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline Company for $7.5 million. A receivable was recorded in June 2008 and the payment was received on July 1, 2008. A gain of $2.9 million was recorded on the sale during the second quarter of 2008.
Sale of Granite State Gas
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time of closing. Granite State Gas is an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Granite State Gas as discontinued operations. As such, net income of $0.3 million and $0.5 million from continuing operations for Granite State Gas, which affected the Gas Transmission and Storage Operations segment, was classified to net income from discontinued operations for the three months and six months ended June 30, 2008, respectively, and a net loss of $0.3 million and zero was reclassified for the three months and six months ended June 30, 2007, respectively. Refer to Note 6, “Discontinued Operations and Assets Held for Sale,” in the Notes to Condensed Consolidated Financial Statements for additional information.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of June 30, 2008, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $0.2 million and $0.5 million for the second quarter and first six months of 2008, respectively, and the restructuring liability remaining at June 30, 2008 was $0.8 million. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding restructuring initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations(continued)
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 275.7 MMDth for the second quarter of 2008, compared to 264.5 MMDth for the same period in 2007. The increase of 11.2 MMDth is due primarily to incremental volumes transported from new interconnects along the Columbia Gulf pipeline system.
Throughput for the Gas Transmission and Storage Operations segment totaled 775.1 MMDth for the first six months of 2008, compared to 720.1 MMDth for the same period in 2007. The increase of 55.0 MMDth is due primarily to incremental volumes transported from new interconnects along the Columbia Gulf pipeline system.
Net Revenues
Net revenues were $196.0 million for the second quarter of 2008, an increase of $6.4 million from the same period in 2007, primarily due to increased subscriptions for firm transportation services of $6.3 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system.
Net revenues were $427.3 million for the first six months of 2008, an increase of $8.4 million from the same period in 2007, primarily due to increased subscriptions for firm transportation services of $11.3 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system. These increases in net revenues were partially offset by insurance proceeds from a business interruption claim that improved last year’s results by $2.6 million.
Operating Income
Operating income was $77.9 million for the second quarter of 2008 compared to $67.8 million in the second quarter of 2007. Operating income increased $10.1 million as a result of higher net revenues described above and a decrease in operating expenses of $5.8 million. Operating expenses decreased as a result of a $6.6 million impairment charge recognized in the comparable 2007 period related to base gas at a storage field, a $2.9 million gain recognized on the sale of certain Columbia Gulf offshore assets, $1.3 million in lower uncollectible accounts and lower outside service cost. These decreases in operating expenses were partially offset by higher employee and administrative costs of $3.4 million and a $2.8 million reversal of a reserve in the comparable 2007 period for a legal matter. Equity earnings decreased by $2.1 million due to lower AFUDC and operating earnings from Hardy Storage.
Operating income was $182.7 million for the first six months of 2008 compared to $174.4 million in the first quarter of 2007. Operating income increased $8.3 million as a result of higher net revenues described above and a decrease in operating expenses of $1.5 million, partially offset by a decrease in equity earnings of $1.6 million. Operating expenses decreased as a result of a $6.6 million impairment charge recognized in the comparable 2007 period related to base gas at a storage field, a $2.9 million gain recognized on the sale of certain Columbia Gulf offshore assets, $1.3 million in lower uncollectible accounts and lower insurance cost. These decreases in operating expenses were partially offset by higher employee and administrative costs of $5.2 million and a $2.8 million reversal of a reserve in the comparable 2007 period for a legal matter. Equity earnings decreased by $1.6 million due to higher interest expense associated with Millennium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months		Six Months
	Ended June, 30		Ended June 30,
(in millions)	2008	2007	2008	2007

Net Revenues
Sales revenues	$341.3	$334.5	$674.3	$661.6
Less: Cost of sales (excluding depreciation and amortization)	139.9	129.8	289.5	258.5

Net Revenues	201.4	204.7	384.8	403.1

Operating Expenses
Operation and maintenance	78.1	77.9	161.1	139.7
Depreciation and amortization	58.4	46.6	105.8	94.6
Other taxes	14.2	15.4	28.8	31.0

Total Operating Expenses	150.7	139.9	295.7	265.3

Operating Income	$50.7	$64.8	$89.1	$137.8

Revenues ($ in millions)
Residential	80.4	86.8	167.3	179.8
Commercial	88.7	94.3	167.1	184.1
Industrial	126.6	127.4	269.6	256.4
Wholesale	17.9	13.0	26.8	24.3
Other	27.7	13.0	43.5	17.0

Total	341.3	334.5	674.3	661.6

Sales (Gigawatt Hours)
Residential	745.8	793.8	1,552.6	1,639.0
Commercial	952.5	1,005.7	1,896.5	1,933.7
Industrial	2,376.2	2,331.6	4,890.2	4,673.4
Wholesale	185.2	207.8	329.9	345.1
Other	29.8	32.3	64.6	59.0

Total	4,289.5	4,371.2	8,733.8	8,650.2

Cooling Degree Days	201	313	201	313
Normal Cooling Degree Days	230	232	230	232
% Warmer (Colder) than Normal	(13%)	35%	(13%)	35%

Electric Customers
Residential			399,276	398,073
Commercial			53,095	52,299
Industrial			2,498	2,516
Wholesale			6	4
Other			754	757

Total			455,629	453,649

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 456 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.
Electric Supply
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed the need to add approximately 1,000 mw of new capacity. Additionally, during November 2007, Northern Indiana filed a CPCN as

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations(continued)
well as contracts to purchase power generated with renewable energy, specifically with wind. The CPCN requested approval to purchase two CCGT power plants — the Whiting Clean Energy facility owned by PEI, a wholly-owned subsidiary of NiSource, and the Sugar Creek facility located in west central Indiana and owned by LS Power Group. On December 22, 2007, BPAE indicated it would exercise a contractual right of first refusal to purchase the Whiting Clean Energy facility and subsequently purchased the facility on June 30, 2008. As a result, on January 25, 2008, Northern Indiana filed an amended CPCN to address just the Sugar Creek CCGT facility. On May 30, 2008, Northern Indiana purchased the facility for $329.7 million.
Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and will file its detailed case on or before August 29, 2008. The prehearing conference to establish the procedural schedule for the electric rate case was held on July 29, 2008. Initial hearings are anticipated in January 2009.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $25.1 million and $27.7 million were recognized for electric customers for the first half of 2008 and 2007, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first half of 2008 non-fuel cost of $1.5 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $3.4 million were deferred. In the first half of 2008 and 2007, MISO costs of $4.9 million and $6.3 million, respectively, were deferred.
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
Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities, filed a request to the IURC to participate in ASM and seek approval of timely cost recovery for the associated costs of participating. The evidentiary hearing is planned for September 4, 2008. At this time, Northern Indiana is unable to determine what impact the ASM will have on its operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations(continued)
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.
On May 30, 2008, Northern Indiana purchased the Sugar Creek facility for $329.7 million. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana. Sugar Creek has a plant capacity rating of 535 mw. Sugar Creek has transmission access to and is able to participate in both the MISO and PJM Interconnection wholesale electricity markets. The plant is currently committed to the PJM Interconnection market until May 31, 2010. The purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity, as filed in its bi-annual IRP with the IURC on November 1, 2007.
The IRP included a commitment to using renewable energy, and a subsequent filing was made with the IURC, requesting approval for Northern Indiana to enter into power purchase contracts for wind-generated power in Iowa and South Dakota, and requesting full recovery of all associated costs. On July 24, 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreement with Iberdrola Renewables. The agreement provides Northern Indiana the opportunity to purchase 100 mw of wind power commencing in early 2009.
The IURC had issued an order on May 28, 2008 approving the purchase of Sugar Creek, but denied Northern Indiana’s request for deferral of depreciation expense and carrying costs related to the plant, beginning with the acquisition date, on the basis that the facility would not be used and useful property under traditional regulation until the facility was operating inside of MISO. The order also denied Northern Indiana’s request for alternative regulatory treatment of the plant, based on incomplete presentation of evidence, but allowed for the establishment of a subdocket to allow for the proper presentation and consideration of alternative regulatory treatment. On June 6, 2008, Northern Indiana filed its (A) Verified Petition for Rehearing; (B) Request for Establishment of a Subdocket for Presentation and Consideration of an Alternative Regulatory Plan; and (C) Motion for Consolidation (a single document) in Cause No. 43396. The subdocket requests the same deferral accounting treatment that was requested for depreciation expense and carrying costs associated with the Sugar Creek facility. An order in the subdocket proceeding is expected in the third quarter of 2008.
On January 30, 2008, the IURC approved a settlement agreement which was reached in October 2007 with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to purchased power costs in the period from January 1, 2006 through September 30, 2007. The terms of the settlement called for Northern Indiana to make a one-time payment of $33.5 million. A reserve for the entire amount was recorded in the third quarter of 2007 and the refund was made to customers via the FAC in the periods of February through July 2008. As part of this agreement, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to customers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired CCGT using gas purchased and delivered to Northern Indiana. During the first half of 2008, the amount of purchased power costs exceeding the benchmark amounted to $6.5 million, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio and that the benchmark would be adjusted as new capacity is added. It was anticipated that the addition of the Sugar Creek capacity would trigger a change in the benchmark beginning in June 2008. However, based on the IURC order in the CPCN as described above, the Sugar Creek capacity will not be considered until the plant is operating inside of MISO and therefore the benchmark is unchanged.
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
NiSource Inc.
Electric Operations(continued)
Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana will include the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and EERM filing six months after construction costs begin. On December 19, 2007, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $338.5 million. On April 2, 2008, the IURC approved ECR-11 for $252.6 million in capital expenditures (net of accumulated depreciation) and EER-5 for $14.1 million in expenses, for which billing began in May 2008. In July 2008, Northern Indiana filed ECR-12 for $265.2 million in capital expenditures (net of accumulated depreciation), requesting approval for new billing factors beginning November 2008.
On October 27, 2006, Indiana Gasification, LLC, Vectren Energy Delivery of Indiana, Citizens Gas & Coke Utility and Northern Indiana filed a joint petition at the IURC seeking approval for Indiana Gasification, LLC to construct a coal gasification facility and the respective utilities to enter into long-term contracts to purchase the energy output of the plant, both gas and electricity. This filing was based upon a Letter of Intent that was entered into by the parties, but subject to finalization of a contract and regulatory approval. On December 12, 2007, Citizens Gas & Coke Utility filed a Motion with the IURC to withdraw from the petition. The parties have had frequent negotiations during the two year period, but have not reached a definitive agreement. Northern Indiana anticipates filing a notice with the IURC on the status of the project in the third quarter of 2008.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of June 30, 2008, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the second quarter of 2008 were 4,289.5 gwh, compared to 4,371.2 gwh in the second quarter of 2007. The decrease was primarily due to lower residential, commercial and wholesale volumes partially offset by higher industrial volumes for the second quarter of 2008 compared to the same period last year. The lower volumes were partially the result of cooler weather compared to last year.
Electric Operations sales quantities for the first half of 2008 were 8,733.8 gwh, compared to 8,650.2 gwh in the first half of 2007. The increase was primarily due to higher industrial volumes for the first six months of 2008 compared to the same period last year partially offset by lower residential, commercial and wholesale volumes. The lower volumes were partially the result of cooler weather compared to last year.
Net Revenues
In the second quarter of 2008, Electric Operations net revenues of $201.4 million decreased by $3.3 million from the comparable 2007 period. This decrease was primarily due to the impact of cooler weather of approximately $4 million, $2.7 million of non-recoverable purchased power and lower emission allowance sales, partially offset by higher industrial margins of $1.6 million, the timing of revenue credits of $1.5 million and incremental revenues from the new Sugar Creek plant of $1.3 million.
In the first half of 2008, Electric Operations net revenues of $384.8 million decreased by $18.3 million from the comparable 2007 period. This decrease was due to $14.1 million of non-recoverable purchased power and non-recoverable MISO charges, lower residential and commercial margins of approximately $13 million and the impact of cooler weather of approximately $4 million. These decreases in net revenues were partially offset by higher industrial usage and margins of approximately $8 million and the timing of revenue credits of $2.7 million.
Operating Income
Operating income for the first quarter of 2008 was $50.7 million, a decrease of $14.1 million from the same period in 2007. The decrease in operating income was due to lower net revenues described above and increased operating expenses of $10.8 million. Operating expenses increased primarily due to an $11.8 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008 and higher employee and administrative costs of $3.8 million. The depreciation expense non-cash adjustment will not materially impact depreciation charges in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations(continued)
Operating income for the first half of 2008 was $89.1 million, a decrease of $48.7 million from the same period in 2007. The decrease in operating income was due to lower net revenues described above and increased operating expenses of $30.4 million. Operating expenses increased primarily due to higher employee and administrative costs of $17.2 million, an $11.8 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008 and higher electric generation and maintenance expenses of $6.2 million. Part of the increase in employee and administrative costs were due to adjustments that reduced benefit expenses by $5.7 million during 2007. The higher generation and maintenance expenses were primarily attributable to a planned turbine and boiler maintenance and a generator overhaul.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

	Three Months		Six Months
	Ended June, 30		Ended June, 30
(in millions)	2008	2007	2008	2007

Net Revenues
Products and services revenue	$285.3	$242.7	$644.6	$564.4
Less: Cost of products purchased (excluding depreciation and amortization)	277.2	235.9	629.3	549.4

Net Revenues	8.1	6.8	15.3	15.0

Operating Expenses
Operation and maintenance	5.4	5.6	10.8	11.5
Depreciation and amortization	0.7	0.6	1.4	1.2
Loss on sale of assets	—	0.1	—	0.1
Other taxes	1.3	0.9	2.9	2.4

Total Operating Expenses	7.4	7.2	15.1	15.2

Operating Income (Loss)	$0.7	$(0.4)	$0.2	$(0.2)

The Other Operations segment participates in energy-related services including gas marketing, power and gas risk management and ventures focused on distributed power generation technologies, including fuel cells and storage systems. Additionally, the Other Operations segment is involved in real estate and other businesses.
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
NDC Douglas Properties
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. One of these investments was disposed of during 2007 and two other investments are expected to be sold or disposed of during 2009. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations and held for sale.
Net Revenues
Net revenues of $8.1 million for the second quarter of 2008 increased by $1.3 million from the second quarter of 2007, as a result of higher commercial and industrial gas marketing revenues.
Net revenues of $15.3 million for the first half of 2008 increased by $0.3 million from the first half of 2007, as a result of increased commercial and industrial gas marketing revenues.
Operating Income (Loss)
Other Operations reported operating income of $0.7 million for the second quarter of 2008, versus an operating loss of $0.4 million for the comparable 2007 period. The increase in operating income resulted from higher net revenues described above.
Other Operations reported operating income of $0.2 million for the first half of 2008, versus an operating loss of $0.2 million for the comparable 2007 period. The increase in operating income resulted primarily from increased net revenues described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NiSource Inc.
For a discussion regarding quantitative and qualitative disclosures about market risk see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
NiSource’s chief executive officer and its principal financial officer, after evaluating the effectiveness of NiSource’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, NiSource’s disclosure controls and procedures are considered effective.
Changes in Internal Controls
In the fourth quarter of 2007, Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate its unbilled revenue and effective controls from both a design and operating effectiveness perspective were not in place to ensure the appropriate calculation and recording of unbilled revenues. As a result, this correction reduced net revenues by $25.5 million in the fourth quarter of 2007. The unbilled revenue estimates were never billed to customers. This error resulted in a material weakness and internal controls were determined to be ineffective for the fourth quarter of 2007.
During the first quarter of 2008, management designed and implemented internal controls to ensure the adequate calculation and recording of Northern Indiana’s unbilled revenues. Management tested the operating effectiveness of these controls during the second quarter and found them to be effective in preventing a material error going forward. Management has concluded that the material weakness has been remediated as of the second quarter, 2008.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia
On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint. On December 1, 2005, Plaintiffs filed a motion to certify this case as a class action. The Columbia companies filed their opposition to this motion in March 2008. All briefing has been completed. Oral argument was heard on June 3, 2008, and the parties are awaiting a decision by the Court. Discovery continues on the merits.
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
On October 20, 2006, the Federal District Court issued an Order granting the Columbia defendants’ motion to dismiss for lack of subject matter jurisdiction. The Plaintiff has appealed the dismissal of the Columbia defendants to the United States Court of Appeals for the Tenth Circuit. All briefing has been completed and oral argument is scheduled for September of 2008.
3. Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the Defendants petition for appeal. The Defendants are preparing a petition to the United States Supreme Court for a writ of certiorari; the petition to the United States Supreme Court is due August 20, 2008. Given the West Virginia Court’s refusal of the appeal, NiSource has adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount is included in “Legal and environmental reserves,” on the Condensed Consolidated Balance Sheet as of June 30, 2008.
4.	John Thacker, et al. v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
On February 8, 2007, Plaintiff filed this purported class action, alleging that Chesapeake Appalachia, L.L.C. (“Chesapeake”) has failed to pay royalty owners the correct amounts pursuant to the provisions of their oil and gas leases covering real property located within the state of Kentucky. Columbia has assumed the defense of Chesapeake in this matter pursuant to the provisions of the Stock Purchase Agreement dated July 3, 2003, among Columbia, NiSource, and Triana Energy Holding, Inc., Chesapeake’s predecessor in interest. Plaintiffs filed an amended complaint on March 19, 2007, which, among other things, added NiSource and Columbia as defendants. On March 31, 2008, the Court denied the Defendants’ Motions to Dismiss; the Defendants filed their answers to the complaint on April 25, 2008. On June 3, 2008, the Plaintiffs moved to certify a class consisting of all persons entitled to payment of royalty by Chesapeake under leases operated by Chesapeake at any point after February 5, 1992, on real property in Kentucky. Defendants’ response was filed on July 18, 2008. The court has scheduled oral argument on class certification for August 14, 2008.
5.	Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV.
6.	Pennsylvania Department of Environmental Protection Proposed Consent Order and Agreement
On February 21, 2007, Pennsylvania Department of Environmental Protection provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The site in question is also subject to the EPA’s AOC (Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the AOC). Pennsylvania Department of Environmental Protection’s proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. Columbia Transmission plans to engage in further discussions with the agency regarding the proposed order, including the rationale for the proposed penalty. The site is currently undergoing remediation via an EPA approved Remedial Action Work Plan. The Pennsylvania Department of Environmental Protection has provided written notification that it will not attempt to stop the EPA approved work and will seek the aforementioned Order after the remedy is completed.

ITEM 1A. RISK FACTORS
NiSource Inc.
There were no material changes from the risk factors disclosed in NiSource’s 2007 Form 10-K filed on March 5, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 13, 2008, NiSource held its annual meeting of stockholders. On March 17, 2008, there were 274,177,301 shares of common stock outstanding and entitled to vote in person or by proxy at the meeting.
The number and percentage of votes received for, and the number of votes withheld, from each nominee for director are set forth below:

	Number of	Votes FOR as a		Votes AGAINST
	votes	percent of Votes	Number of votes	as a percent of
Name	FOR	Cast	AGAINST	Votes Cast
Richard A. Abdoo	227,457,226	97.72%	5,310,090	2.28%

Steven C. Beering	225,880,296	97.04%	6,887,020	2.96%

Deborah S. Coleman	227,393,788	97.69%	5,373,528	2.31%

Dennis E. Foster	220,517,360	94.74%	12,249,956	5.26%

Michael E. Jesanis	222,175,946	95.45%	10,591,370	4.55%

Marty R. Kittrell	220,430,113	94.70%	12,337,203	5.30%

W. Lee Nutter	222,486,390	95.58%	10,280,926	4.42%

Ian M. Rolland	213,602,680	91.77%	19,164,636	8.23%

Robert C. Skaggs, Jr.	222,143,560	95.44%	10,623,756	4.56%

Richard L. Thompson	220,611,428	94.78%	12,155,888	5.22%

Carolyn Y. Woo	215,061,890	92.39%	17,705,426	7.61%
Accordingly, each of the nominees for director were elected to serve as director for a term of one year until 2009.
The following votes were cast at the Annual Meeting on Proposal II to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for the year 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)
NiSource Inc.

	Votes FOR as a percentage of Votes
Number of votes FOR	present at the meeting	Votes AGAINST	Votes ABSTAIN
229,485,620	98.59%	876,747	2,405,349
Accordingly, the ratification to appoint Deloitte & Touche LLP as the Company’s independent public accountants for the year 2008 was approved.
The following votes were cast at the Annual Meeting on Proposal III to consider the board of director’s proposal to amend the Company’s Certificate of Incorporation to eliminate all supermajority voting requirements

	Votes FOR as a percentage of shares
	entitled to vote at the
Number of votes FOR	Meeting	Votes AGAINST	Votes ABSTAIN
226,058,315	82.45%	3,563,307	3,146,094
Accordingly, the proposal to amend the Company’s Certificate of Incorporation to eliminate all supermajority voting requirements was approved.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(3.1)	Amended and Restated Certificate of Incorporation, as amended.

(3.2)	Bylaws of NiSource Inc., as amended and restated through May 20, 2008 (incorporated by reference to Exhibit 3 to the NiSource Inc. Current Report on Form 8-K filed on May 22, 2008).

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Michael W. O’Donnell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

*	Exhibit filed herewith.
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

NiSource Inc.
(Registrant)

Date: August 4, 2008	By:	/s/ Jeffrey W. Grossman
Jeffrey W. Grossman
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)