Form 10-Q
period 2008-09-30
NISOURCE INC/DE
filed 2008-11-04
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 274,243,476 shares outstanding at October 31, 2008.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Deep Water	Columbia Deep Water Service Company
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission Corporation
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.P.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
Algonquin	Algonquin Gas Transmission Co.
ANPR	Advance Notice of Proposed Rulemaking
AOC	Administrative Order by Consent
ARRs	Auction Revenue Rights
ASM	Ancillary Services Market
BBA	British Banker Association
Bcf	Billion cubic feet
BPAE	BP Alternative Energy North America Inc
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (Also known as Superfund)
CPCN	Certificate of Public Convenience and Necessity

DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DPU	Massachusetts Department of Public Utilities
DSM	Demand Side Management
Dth	dekatherms
ECOS	Environmental Council of the States
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EITF Issue No. 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
Empire	Empire State Pipeline
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109
FIP	Federal Implementation Plan
FSP	FASB Staff Position
FSP FAS 157-2	FASB Staff Position FAS 157-2: Effective Date of FASB Statement No. 157
FSP FAS 157-3	FASB Staff Position FAS 157-3: Determining the Fair Value of a Financial Asset in a Market that is Not Active
FSP FIN 39-1	FASB Staff Position FIN 39-1: Amendment of FASB Interpretation No. 39
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
Iroquois	Iroquois Gas Transmission System LP
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator
MLP	Master Limited Partnership
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NYDEC	State of New York Department of Environmental Conservation
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor

DEFINED TERMS (continued)

PADEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PPS	Price Protection Service
PUCO	Public Utilities Commission of Ohio
RCRA	Resource Conservation and Recovery Act
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SEC	Securities and Exchange Commission
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 109	Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 130	Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125”
SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, “Business Combinations”
SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”
SFAS No. 160	Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SFAS No. 161	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133”
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
VaR	Value-at-risk and instrument sensitivity to market factors
VADEQ	Virginia Department of Environmental Quality

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, except per share amounts)	2008	2007	2008	2007

Net Revenues
Gas Distribution	$544.4	$452.8	$3,697.9	$3,049.6
Gas Transportation and Storage	217.3	206.1	810.1	778.9
Electric	379.1	377.6	1,050.8	1,037.1
Other	268.3	213.1	929.9	794.5

Gross Revenues	1,409.1	1,249.6	6,488.7	5,660.1
Cost of Sales (excluding depreciation and amortization)	792.7	637.8	4,162.2	3,328.5

Total Net Revenues	616.4	611.8	2,326.5	2,331.6

Operating Expenses
Operation and maintenance	313.1	311.7	1,067.9	1,021.1
Depreciation and amortization	141.0	137.4	424.3	405.2
Impairment and (gain) loss on sale of assets	(0.4)	0.6	(2.8)	9.8
Other taxes	58.2	55.2	225.1	219.3

Total Operating Expenses	511.9	504.9	1,714.5	1,655.4

Equity Earnings in Unconsolidated Affiliates	3.4	2.6	7.0	7.8

Operating Income	107.9	109.5	619.0	684.0

Other Income (Deductions)
Interest expense, net	(100.2)	(101.1)	(279.4)	(298.6)
Other, net	20.8	1.2	20.6	(1.8)

Total Other Income (Deductions)	(79.4)	(99.9)	(258.8)	(300.4)

Income From Continuing Operations Before Income Taxes	28.5	9.6	360.2	383.6
Income Taxes (Benefit)	(4.1)	1.7	117.4	140.2

Income from Continuing Operations	32.6	7.9	242.8	243.4

Income (Loss) from Discontinued Operations — net of taxes	(7.2)	1.9	(221.5)	4.1
Gain (Loss) on Disposition of Discontinued Operations — net of taxes	(5.4)	1.2	(104.3)	6.9

Net Income (Loss)	$20.0	$11.0	$(83.0)	$254.4

Basic Earnings (Loss) Per Share ($)
Continuing operations	$0.12	$0.03	$0.89	$0.89
Discontinued operations	(0.04)	0.01	(1.19)	0.04

Basic Earnings Per Share	$0.08	$0.04	$(0.30)	$0.93

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$0.11	$0.03	$0.88	$0.89
Discontinued operations	(0.04)	0.01	(1.18)	0.04

Diluted Earnings Per Share	$0.07	$0.04	$(0.30)	$0.93

Dividends Declared Per Common Share	$0.23	$0.23	$0.92	$0.92

Basic Average Common Shares Outstanding (millions)	274.0	273.9	274.0	273.8
Diluted Average Common Shares (millions)	275.5	274.7	275.4	274.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions)	2008	2007

ASSETS
Property, Plant and Equipment
Utility Plant	$18,227.7	$17,295.6
Accumulated depreciation and amortization	(8,078.0)	(7,787.0)

Net utility plant	10,149.7	9,508.6

Other property, at cost, less accumulated depreciation	112.1	67.0

Net Property, Plant and Equipment	10,261.8	9,575.6

Investments and Other Assets
Assets of discontinued operations and assets held for sale	295.4	593.5
Unconsolidated affiliates	70.5	72.7
Other investments	119.8	117.2

Total Investments and Other Assets	485.7	783.4

Current Assets
Cash and cash equivalents	25.1	34.6
Restricted cash	243.9	57.7
Accounts receivable (less reserve of $40.6 and $37.0, respectively)	586.8	900.3
Gas inventory	706.0	452.2
Underrecovered gas and fuel costs	313.1	158.3
Materials and supplies, at average cost	83.5	78.1
Electric production fuel, at average cost	48.5	58.1
Price risk management assets	106.1	102.2
Exchange gas receivable	407.3	210.5
Regulatory assets	306.4	215.4
Assets of discontinued operations and assets held for sale	70.4	85.9
Prepayments and other	228.9	107.1

Total Current Assets	3,126.0	2,460.4

Other Assets
Price risk management assets	85.0	25.2
Regulatory assets	822.6	867.5
Goodwill	3,677.3	3,677.3
Intangible assets	333.4	341.6
Postretirement and postemployment benefits assets	188.2	157.8
Deferred charges and other	117.8	121.5

Total Other Assets	5,224.3	5,190.9

Total Assets	$19,097.8	$18,010.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	September 30,	December 31,
(in millions, except share amounts)	2008	2007

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 274,229,624 and 274,176,752 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in capital	4,017.8	4,011.0
Retained earnings	739.1	1,074.5
Accumulated other comprehensive income (loss)	(65.3)	11.7
Treasury stock	(23.5)	(23.3)

Total Common Stockholders’ Equity	4,670.8	5,076.6
Long-term debt, excluding amounts due within one year	6,323.3	5,594.4

Total Capitalization	10,994.1	10,671.0

Current Liabilities
Current portion of long-term debt	19.9	33.9
Short-term borrowings	1,263.0	1,061.0
Accounts payable	498.0	713.0
Dividends declared	63.1	—
Customer deposits	120.5	112.8
Taxes accrued	145.1	188.4
Interest accrued	101.8	99.3
Overrecovered gas and fuel costs	—	10.4
Price risk management liabilities	201.5	79.9
Exchange gas payable	649.7	441.6
Deferred revenue	10.9	38.7
Regulatory liabilities	51.8	87.8
Accrued liability for postretirement and postemployment benefits	4.9	4.8
Liabilities of discontinued operations and liabilities held for sale	39.7	20.6
Legal and environmental reserves	467.6	112.3
Other accruals	381.7	393.6

Total Current Liabilities	4,019.2	3,398.1

Other Liabilities and Deferred Credits
Price risk management liabilities	80.6	1.7
Deferred income taxes	1,540.7	1,466.2
Deferred investment tax credits	47.9	53.4
Deferred credits	76.2	81.3
Deferred revenue	5.1	0.2
Accrued liability for postretirement and postemployment benefits	550.0	547.8
Liabilities of discontinued operations and liabilities held for sale	86.9	141.3
Regulatory liabilities and other removal costs	1,400.3	1,337.7
Asset retirement obligations	128.4	128.2
Other noncurrent liabilities	168.4	183.4

Total Other Liabilities and Deferred Credits	4,084.5	3,941.2

Commitments and Contingencies (Refer to Note 17)	—	—

Total Capitalization and Liabilities	$19,097.8	$18,010.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2008	2007

Operating Activities
Net income (loss)	$(83.0)	$254.4
Adjustments to reconcile net income to net cash from continuing operations:
Depreciation and amortization	424.3	405.2
Net changes in price risk management assets and liabilities	21.4	(1.0)
Deferred income taxes and investment tax credits	92.1	(24.3)
Deferred revenue	(27.9)	(32.6)
Stock compensation expense	7.2	2.7
Gain on sale of assets	(4.4)	(0.3)
Loss on impairment of assets	1.6	10.1
Income from unconsolidated affiliates	(20.3)	(11.6)
(Gain) loss on disposition of discontinued operations — net of taxes	104.3	(6.9)
(Income) loss from discontinued operations — net of taxes	221.5	(4.1)
Amortization of discount/premium on debt	5.7	5.4
AFUDC Equity	(4.7)	(3.0)
Changes in assets and liabilities:
Accounts receivable	405.2	288.8
Inventories	(248.0)	(120.7)
Accounts payable	(259.3)	(230.3)
Customer deposits	7.7	0.2
Taxes accrued	(51.2)	(34.0)
Interest accrued	2.5	11.1
(Under) Overrecovered gas and fuel costs	(165.3)	(23.3)
Exchange gas receivable/payable	(2.0)	(9.6)
Other accruals	(17.6)	(77.2)
Prepayments and other current assets	(12.7)	47.3
Regulatory assets/liabilities	(89.1)	24.3
Postretirement and postemployment benefits	8.1	(84.1)
Deferred credits	2.3	0.5
Deferred charges and other noncurrent assets	(36.3)	(1.2)
Other noncurrent liabilities	(18.3)	0.2

Net Operating Activities from Continuing Operations	263.8	386.0
Net Operating Activities from or (used for) Discontinued Operations	(13.5)	12.9

Net Cash Flows from Operating Activities	250.3	398.9

Investing Activities
Capital expenditures	(679.4)	(505.6)
Sugar Creek purchase	(329.7)	—
Proceeds from disposition of assets	42.0	2.3
Restricted cash	(186.1)	44.6
Other investing activities	(18.9)	24.5

Net Investing Activities used for Continuing Operations	(1,172.1)	(434.2)
Net Investing Activities from or (used for) Discontinued Operations	203.2	(12.3)

Net Cash Flows used for Investing Activities	(968.9)	(446.5)

Financing Activities
Issuance of long-term debt	960.1	802.7
Retirement of long-term debt	(37.9)	(67.2)
Repurchase of long-term debt	(254.0)	—
Change in short-term debt	202.0	(520.0)
Issuance of common stock	1.1	7.9
Acquisition of treasury stock	(0.2)	(2.1)
Dividends paid — common stock	(189.2)	(189.1)

Net Cash Flows from Financing Activities	681.9	32.2

Decrease in cash and cash equivalents	(36.7)	(15.4)
Cash inflows from or (contributions to) discontinued operations	27.2	(0.3)
Cash and cash equivalents at beginning of period	34.6	32.8

Cash and cash equivalents at end of period	$25.1	$17.1

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$290.2	$300.4
Interest capitalized	18.2	12.0
Cash paid for income taxes	40.0	149.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these unaudited statements.

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
In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued.
See Note 11, “Fair Value of Financial Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the adoption of SFAS No. 157.
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
On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations. Refer to Note 14, “Pension and Other Postretirement Benefits,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
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
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 13, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 161 — Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statement with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. NiSource is currently reviewing the provisions of SFAS No. 161 to determine the impact it may have on its disclosures within the Notes to Condensed Consolidated Financial Statements (unaudited).
SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 160 to determine the impact it may have on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007

Denominator
Basic average common shares outstanding	273,992	273,881	273,962	273,765
Dilutive potential common shares
Nonqualified stock options	—	6	—	136
Shares contingently issuable under employee stock plans	1,285	626	1,285	626
Shares restricted under employee stock plans	209	186	188	173

Diluted Average Common Shares	275,486	274,699	275,435	274,700

4. Restructuring Activities
In the fourth quarter of 2005, NiSource announced a plan to reduce its executive ranks by approximately 15% to 20% of the top-level executive group. In part, this reduction came through anticipated attrition and consolidation of certain positions. Fourteen employees were terminated as a result of the executive initiative.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. As of September 30, 2008, 1,567 employees were terminated. All of the remaining $0.4 million restructuring liability from the Columbia merger and related initiatives is related to facility exit costs.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2007	Benefits Paid	Adjustments	September 30, 2008

Executive initiative	$0.6	$(0.6)	$—	$—
Columbia merger and related initiatives	2.2	(1.8)	—	0.4

Total	$2.8	$(2.4)	$—	$0.4

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5. Discontinued Operations and Assets Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at September 30, 2008 were:

(in millions)
	Property, plant		Materials and
Assets of discontinued	and equipment,	Accounts	supplies, at	Regulatory	Intangible	Other
operations and held for sale:	net	receivable, net	average cost	assets	assets	assets	Total

Northern Utilities	180.9	17.2	1.5	18.6	34.6	38.8	291.6
Granite State Gas	15.4	0.6	—	0.1	—	7.7	23.8
Bay State Gas Company	19.7	—	—	—	—	—	19.7
Lake Erie Land	11.9	—	—	—	—	—	11.9
NiSource Corporate Services	7.9	—	—	—	—	—	7.9
NDC Douglas Properties	4.0	—	—	—	—	1.0	5.0
Columbia Transmission	2.6	—	—	—	—	—	2.6
Columbia of Ohio	2.2	—	—	—	—	—	2.2
NiSource Retail Service Corp	—	0.9	—	—	—	—	0.9
Northern Indiana	0.2	—	—	—	—	—	0.2

Total	$244.8	$18.7	$1.5	$18.7	$34.6	$47.5	$365.8

Liabilities of discontinued		Accounts	Deferred income	Deferred	Regulatory	Other
operations and held for sale:	Debt	payable	taxes	credits	liabilities	liabilities	Total

Northern Utilities	—	7.9	58.3	0.1	20.2	20.5	107.0
Granite State Gas	—	0.8	5.1	—	—	7.8	13.7
NDC Douglas Properties	5.0	0.2	—	—	—	0.1	5.3
NiSource Retail Service Corp	—	0.6	—	—	—	—	0.6

Total	$5.0	$9.5	$63.4	$0.1	$20.2	$28.4	$126.6

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2007 including reclassifications of balances for entities discontinued during 2008, were:

(in millions)
	Property, plant		Materials and
Assets of discontinued	and equipment,	Accounts	supplies, at	Regulatory	Intangible	Other
operations and held for sale:	net	receivable, net	average cost	assets	assets	assets	Total

Northern Utilities	$168.8	$27.2	$1.4	$16.1	$72.4	$22.0	$307.9
Whiting Clean Energy	269.9	12.7	8.9	—	—	11.8	303.3
Granite State Gas	17.2	0.2	—	0.1	8.1	0.2	25.8
Lake Erie Land	12.6	—	—	—	—	—	12.6
NiSource Corporate Services	9.5	—	—	—	—	—	9.5
Columbia Transmission	8.0	—	—	—	—	—	8.0
NDC Douglas Properties	5.2	—	—	—	—	0.9	6.1
Columbia Gulf Transmission	4.8	—	—	—	—	—	4.8
NiSource Retail Service Corp	0.3	0.7	—	—	—	0.2	1.2
Northern Indiana	0.2	—	—	—	—	—	0.2

Total	$496.5	$40.8	$10.3	$16.2	$80.5	$35.1	$679.4

Liabilities of discontinued		Accounts	Deferred	Deferred	Regulatory	Other
operations and held for sale:	Debt	payable	income taxes	credits	liabilities	liabilities	Total

Northern Utilities	$—	$9.9	$56.0	$0.1	$17.3	$10.2	$93.5
Whiting Clean Energy	—	1.1	36.0	17.0	—	1.9	56.0
NDC Douglas Properties	4.6	—	—	—	—	1.7	6.3
Granite State Gas	—	0.4	5.1	—	—	0.1	5.6
NiSource Retail Service Corp	—	0.5	—	—	—	—	0.5

Total	$4.6	$11.9	$97.1	$17.1	$17.3	$13.9	$161.9

Assets classified as discontinued operations and held for sale are no longer depreciated.
NiSource reached an agreement on April 18, 2008 with BPAE for the sale of Whiting Clean Energy. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $217.2 million which included $16.3 million in working capital. During the first quarter of 2008 an estimated loss of $32.5 million was recorded to Gain (Loss) on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (Loss) (unaudited). During the second quarter of 2008, a $0.6 million adjustment was made to the estimated loss on the disposition of the asset.
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas. Under the terms of the transaction, Unitil Corporation will acquire Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. In the first quarter of 2008, net assets for Northern Utilities and Granite State Gas were accounted for as assets and liabilities of discontinued operations. For the third quarter and nine months ended September 30, 2008, estimated losses of $4.8 million and $71.7 million were included in Gain (Loss) on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (Loss) (unaudited).
On June 27, 2008, Columbia Gulf sold a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline Company for $7.5 million, which resulted in a gain of $2.9 million that was recorded during the second quarter of 2008. Payment was received on July 1, 2008.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. One of these investments was disposed of during 2007 and two other investments

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
are expected to be sold or disposed of during 2009. NiSource has accounted for the assets and liabilities of the investments to be sold as assets held for sale.
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
Lake Erie Land, which is wholly-owned by NiSource, is in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. Part of the sale transaction included the assets of the Sand Creek Golf Club, and NiSource began accounting for the operations of the Sand Creek Golf Club as discontinued operations at that time. NiSource estimates the property to be sold to the private developer during the next twelve months and accounts for these assets as assets held for sale.
Columbia Transmission is in the process of selling certain facilities that are non-core to the operation of the pipeline system. During the third quarter of 2008, certain assets were reclassified to assets held and used, which resulted in a $1.6 million decrease to the balance of assets held for sale. In the first quarter of 2008, certain assets in Ohio were sold, which resulted in a $3.8 million decrease to the balance of assets held for sale. Northern Indiana and Columbia of Ohio are also in the process of selling non-core assets. NiSource has accounted for these assets as assets held for sale.
During the second quarter of 2008 Bay State signed a letter of intent to sell certain assets. Beginning in the second quarter of 2008, these assets were accounted for as assets held for sale.
NiSource Retail Services, a wholly-owned subsidiary of NiSource, is engaged in a process to sell certain assets. These assets and liabilities of NiSource Retail Services were accounted for as assets of discontinued operations and the results of operations and cash flows of NiSource Retail Services were classified as discontinued operations during the third quarter.
Results from discontinued operations from Whiting Clean Energy, Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land, NiSource Retail Services, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Revenues from Discontinued Operations	$13.2	$53.0	$168.4	$190.3

Income (loss) from discontinued operations	(11.0)	3.8	(338.5)	9.0
Income tax expense (benefit)	(3.8)	1.9	(117.0)	4.9

Income (Loss) from Discontinued Operations - net of taxes	$(7.2)	$1.9	$(221.5)	$4.1

Gain (Loss) on Disposition of Discontinued Operations - net of taxes	$(5.4)	$1.2	$(104.3)	$6.9

Losses from Discontinued Operations for the first nine months of 2008 are primarily attributable to an increase to the reserve for the Tawney litigation associated with CER. Refer to Note 17-B, “Other Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion on the Tawney litigation. The gain (loss) on disposition of discontinued operations for the first nine months of 2008 primarily include the after tax loss on disposition related to the sale of Whiting Clean Energy and pending sales of Northern Utilities and Granite State Gas of $32.3 million, $56.7 million and $14.9 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6. Purchase of Sugar Creek Plant
On May 30, 2008, Northern Indiana purchased Sugar Creek for $329.7 million. This purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity. Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana. Sugar Creek has a plant capacity rating of 535 mw. Sugar Creek has transmission access to and is able to participate in both the MISO and PJM Interconnection wholesale electricity markets. The plant is currently committed to the PJM Interconnection market until May 31, 2010. At acquisition, Northern Indiana recorded at fair value $328.1 million related to utility plant. No goodwill was recorded in conjunction with the purchase. The preliminary allocation of the purchase price was assigned to the assets and liabilities of Sugar Creek, based on their estimated fair value in accordance with GAAP. This allocation is subject to completion of certain analyses and allocation of property, plant and equipment unit of accounts. Northern Indiana has up to one year from the date of purchase to complete its final purchase price allocation.
7. Asset Retirement Obligations
NiSource accounts for its asset retirement obligations in accordance with SFAS No. 143 and FIN 47. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Condensed Consolidated Balance Sheets (unaudited).
NiSource activity for asset retirement obligations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Accretion expense	$0.2	$0.3	$0.6	$0.7
Accretion recorded as a regulatory asset	1.7	1.5	4.5	4.6
Settlements	(1.7)	—	(4.9)	—

Increase in Asset Retirement Obligation Liability	$0.2	$1.8	$0.2	$5.3

Northern Indiana performed retirement activities associated with a landfill and asbestos removal resulting in settlements of $1.7 million and $4.9 million for the quarter and nine months ended September 30, 2008 respectively.
8. Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008, requesting an increase in base rates in excess of $80 million annually. Columbia of Ohio is seeking recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. A settlement agreement was filed on October 24, 2008. The agreement recommends an annual revenue increase of $47.1 million, and also provides for recovery of costs associated with Columbia of Ohio’s infrastructure rehabilitation program. Rate design issues are to be resolved by the PUCO. The case is currently pending, and is expected to be resolved before the end of 2008.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utility Commission, seeking an increase of approximately $60 million annually, effective October 28, 2008. Through this filing, Columbia of Pennsylvania sought to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement with the Pennsylvania Public

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Utilities Commission. On October 23, 2008, the Pennsylvania Public Utilities Commission issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million.
On October 17, 2007, Bay State petitioned the DPU to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The DPU held hearings on this matter in the first quarter of 2008 and issued an order denying Bay State’s petition on April 30, 2008. NiSource has decided not to appeal this case, and continues to weigh its options. On July 16, 2008, the DPU issued an order in its generic decoupling proceeding for gas utilities.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland Public Service Commission, seeking an increase of approximately $3.7 million annually. New rates are expected to take effect during the second quarter of 2009.
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
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint Stipulation submitted on behalf of Columbia of Ohio. This Stipulation is a result of a process that began on April 13, 2005 with a PUCO ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The Stipulation provides for: establishment of accounting for and recovery of costs resulting from the Staff’s investigation; Columbia’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this Stipulation provides for: Columbia’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings. As of September 30, 2008, Columbia of Ohio has approximately $38.5 million in costs associated with the gas riser and customer service line programs recorded as a regulatory asset and/or capitalized plant.
On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The Stipulation calls for an accelerated pass back to customers of $36.6 million that will occur from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. Approximately $21.2 million was passed back through September 2008. The Stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Gas Transmission and Storage Operations Regulatory Matters
Significant FERC Developments. Columbia Gulf and Columbia Transmission are cooperating with the FERC on an informal, non-public investigation of certain operating practices regarding tariff services offered by those companies. Although the companies are continuing to cooperate with the FERC in an effort to reach a consensual settlement, it is likely that any settlement will require the payment of fines or refunds. Management does not expect these fines and refunds to be material to the results of operations for 2008.
Eastern Market Expansion Project. On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. This Eastern Market Expansion is projected to add 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. On January 14, 2008, the FERC issued a favorable order which granted a certificate to construct the project. Construction of the facilities is underway and the project is expected to be in service by April 2009.
Appalachian Expansion Project. On February 29, 2008, Columbia Transmission filed an application before the FERC for approval to build a new 9,470 horsepower compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. On August 22, 2008, the FERC issued a favorable order which granted a certificate to construct the project. Construction is in progress and the project is expected to be in service in the fourth quarter of 2009.
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 MMDths and 103,400 Dth per day of daily deliverability. If required approvals are granted as requested, construction would begin in 2009 and the expanded facilities would be placed in service by the end of 2009. The expansion capacity is 58% contracted on a long-term, firm basis.
Electric Operations Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and filed its case-in-chief on August 29, 2008. The filing requests a two-step increase. Step One is a request for an increase in base rates calculated to produce additional gross margin of approximately $24 million. Step Two requests an additional increase to incorporate the return on and recovery of the Sugar Creek facility, which Northern Indiana purchased on May 30, 2008. The Step Two increase, if granted, would become effective as soon as the Sugar Creek facility is no longer committed to the PJM Interconnection market and is dispatched into MISO, but no later than June 1, 2010. The hearing on Northern Indiana’s case-in-chief is scheduled to begin on January 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Testimony from the OUCC and all intervenors will be due by April 17, 2009. Assuming the case goes through the full procedural schedule without settlement, the final hearing is scheduled to begin July 27, 2009 and new rates are anticipated to take effect in early 2010.
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In the base rate case filed on August 29, 2008, Northern Indiana stated in pre-filed testimony that it intends to retire the Mitchell station, demolish it, and remediate the site to industrial condition, subject to the ability to recover these costs.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $40.5 million and $44.3 million were recognized for electric customers for the first nine months of 2008 and 2007, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first nine months of 2008 non-fuel costs of $1.9 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $5.0 million were deferred. In the first nine months of 2008 and 2007, MISO costs of $6.9 million and $18.4 million, respectively, were deferred. In the base rate case filed in August 2008, Northern Indiana proposed a tracker for these MISO charges which are currently being deferred.
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
Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities “Joint Petitioners” filed a request to the IURC to participate in ASM and seek approval of timely cost recovery for the associated costs of participating. On August 13, 2008, the IURC issued a Phase I order, authorizing the Joint Petitioners authority to transfer additional balancing authority functions and to implement the operational changes necessary to participate in the ASM and to seek recovery of modified MISO charge-types via the FAC and to defer certain other MISO charge-types, pending a final determination on the issue of cost recovery. This order also created a subdocket for the purpose of further consideration of whether a cost-benefit analysis of participation in MISO or the MISO ASM should be required. Phase II of this proceeding deals with how the Joint Petitioners will approach the ASM, specifically related to operating reserves, and the specifics regarding cost recovery. The evidentiary hearing for Phase II is scheduled for December 22, 2008. At this time, Northern Indiana is unable to determine what impact the ASM will have on its operations or cash flows.
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
The IURC had issued an order on May 28, 2008 approving the purchase of Sugar Creek, but denied Northern Indiana’s request for deferral of depreciation expense and carrying costs related to the plant, beginning with the acquisition date, on the basis that the facility would not be used and useful property under traditional regulation until the facility was operating inside of MISO. The order also denied Northern Indiana’s request for alternative regulatory treatment of the plant, based on incomplete presentation of evidence, but provided for the establishment of a subdocket to allow for the proper presentation and consideration of alternative regulatory treatment. On June 6, 2008, Northern Indiana filed its (a) Verified Petition for Rehearing; (b) Request for Establishment of a Subdocket for Presentation and Consideration of an Alternative Regulatory Plan; and (c) Motion for Consolidation (a single document) in Cause No. 43396. The IURC established a subdocket for consideration of Northern Indiana’s Alternative Regulatory Plan. Northern Indiana’s case-in-chief was filed with the IURC on September 26, 2008 and

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
an evidentiary hearing in the subdocket proceeding is scheduled for February 3 and 4, 2009. The subdocket proposes deferral of depreciation and carrying costs associated with Sugar Creek and creation of a regulatory asset, which would be reduced by the Sugar Creek capacity and energy revenues, net of operation and maintenance expenses to operate the plant.
The IRP included a commitment to using renewable energy, and a subsequent filing was made with the IURC, requesting approval for Northern Indiana to enter into power purchase contracts with subsidiaries of Iberdrola Renewables for wind-generated power in Iowa and South Dakota, and requesting full recovery of all associated costs. On July 24, 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreement with subsidiaries of Iberdrola Renewables. The agreement provides Northern Indiana the opportunity to purchase 100 mw of wind power commencing in early 2009.
On January 30, 2008, the IURC approved a settlement agreement which was reached in October 2007 with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to purchased power costs in the period from January 1, 2006 through September 30, 2007. The terms of the settlement called for Northern Indiana to make a one-time payment of $33.5 million to FAC customers. A reserve for the entire amount was recorded in the third quarter of 2007 and the refund was made to customers via the FAC in the periods of February through July 2008. As part of this agreement, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to customers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired CCGT using gas purchased and delivered to Northern Indiana. During the first nine months of 2008, the amount of purchased power costs exceeding the benchmark amounted to $10.8 million, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio and that the benchmark would be adjusted as new capacity is added. It was anticipated that the addition of the Sugar Creek capacity would trigger a change in the benchmark beginning in June 2008. However, based on the IURC order in the CPCN as described above, the Sugar Creek capacity will not be considered until the plant is operating inside of MISO and therefore the benchmark is unchanged.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, Northern Indiana filed a petition with the IURC for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007. On July 3, 2007, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana will include the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and EERM filing six months after construction costs begin. On October 23, 2008, Northern Indiana filed for approval of a revised cost estimate to meet the NOx and SO2 and mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $368 million. On October 1, 2008, the IURC approved ECR-12 for capital expenditures (net of accumulated depreciation) of $267.7 million.
In the electric base rate case filed in August 2008, Northern Indiana proposed a new tracker, referred to as the Reliability Adjustment mechanism. The case proposes that this tracker be used for recovery of MISO charges currently being deferred. This tracker is also intended to be used to recover purchased power energy and capacity costs and to share with customers the proceeds of off-system sales and transmission revenues, as well as to track costs and revenues associated with emissions allowances.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Northern Indiana is committed to offering DSM and energy efficiency programs to its electric customers and plans to file a petition and case-in-chief requesting approval to implement a variety of programs. The filing is expected to be made with the IURC in the fourth quarter of 2008, with anticipated approval and implementation in 2009. Proposed programs will include rebates for energy efficiency appliances and an air-conditioning cycling program, designed to reduce peak load.
On October 27, 2006, Indiana Gasification, LLC, Vectren Energy Delivery of Indiana, Citizens Gas & Coke Utility and Northern Indiana filed a joint petition at the IURC seeking approval for Indiana Gasification, LLC to construct a coal gasification facility and the respective utilities to enter into long-term contracts to purchase the energy output of the plant, both gas and electricity. This filing was based upon a Letter of Intent that was entered into by the parties, but subject to finalization of a contract and regulatory approval. On December 12, 2007, Citizens Gas & Coke Utility filed a Motion with the IURC to withdraw from the petition. The parties have had frequent negotiations during the two year period, but have not reached a definitive agreement. On October 15, 2008, Joint Petitioners filed a motion requesting that the technical conference scheduled for November 25, 2008 be used to establish a new procedural schedule.
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
NiSource’s derivatives on the Condensed Consolidated Balance Sheet (unaudited) at September 30, 2008 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$102.2	$3.9	$106.1
Other assets	85.0	—	85.0

Total price risk management assets	$187.2	$3.9	$191.1

Price risk management liabilities
Current liabilities	$158.0	$43.5	$201.5
Other liabilities	73.6	7.0	80.6

Total price risk management liabilities	$231.6	$50.5	$282.1

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

The hedging activity for the third quarter and nine months ended September 30, 2008 and 2007 affecting accumulated other comprehensive income (loss), with respect to cash flow hedges included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, net of taxes)	2008	2007	2008	2007

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$34.9	$34.5	$7.6	$31.4

Unrealized hedging losses arising during the period on derivatives qualifying as cash flow hedges	(87.5)	(12.3)	(34.7)	—

Reclassification adjustment for net gain included in net income	(9.7)	(7.2)	(35.2)	(16.4)

Net unrealized gains (losses) on derivatives qualifying as cash flow hedges at the end of the period	$(62.3)	$15.0	$(62.3)	$15.0

During the third quarter of 2008 and 2007, no amounts were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the third quarter of 2008 and 2007, NiSource did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive income to earnings due to the probability that the underlying forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $39.4 million of loss, net of taxes.
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
As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These FTRs help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs are marked to fair value and do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. In the second quarter of 2008, MISO changed its allocation procedures from an allocation of FTRs to an allocation of ARRs, whereby Northern Indiana was allocated ARRs based on its historical use of the MISO administered transmission system. ARRs entitle the holder to a stream of revenues or charges based on the price of the associated FTR in the FTR auction. Northern Indiana converted the ARRs that were received in the second quarter of 2008 into FTRs. Additionally, Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility.
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
As of September 30, 2008, Columbia Energy Services has fixed price gas delivery commitments to a municipality in the United States which expires in December 2008. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier will fulfill the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These commodity swap derivatives are accounted for as cash flow hedges.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Commodity price risk programs included in price risk assets and liabilities:

	September 30, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas price volatility program derivatives	$—	$49.0	$0.2	$22.1

PPS program derivatives	—	1.4	0.2	1.8

DependaBill program derivatives	0.1	—	0.1	1.1

Electric energy program derivatives	3.8	(1.5)	13.7	1.1

Regulatory incentive program derivatives	—	—	—	3.1

Forward purchase agreements derivatives	4.6	—	41.0	—

Total commodity price risk programs	$8.5	$48.9	$55.2	$29.2

Interest Rate Risk Activities. NiSource has entered into interest rate swap agreements to modify the interest rate characteristics of its outstanding long-term debt from fixed to variable. On May 12, 2004, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $660 million with six counterparties having a 6 1/2-year term. NiSource Finance will receive payments based upon a fixed 7.875% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on May 15, 2009. On September 15, 2008, NiSource Finance terminated a fixed-to-variable interest rate swap agreement with Lehman Brothers having a notional amount of $110 million.
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
As stated above, on September 15, 2008, NiSource Finance terminated a fixed-to-variable interest rate swap agreement with Lehman Brothers having a notional amount of $110 million. NiSource Finance elected to terminate the swap when Lehman Holdings Inc., guarantor under the applicable International Swaps and Derivatives Association agreement, filed for Chapter 11 bankruptcy protection on September 14, 2008, which constituted an event of default under the swap agreement between NiSource Finance and Lehman Brothers Special Financing Inc. The mark-to-market close-out value of this swap at the September 15, 2008 termination date was determined to be $4.8 million. NiSource Finance recognized a $4.8 million reserve, which increases interest expense, for the Lehman swap and an additional $0.7 million reserve to recognize potential additional swap counterparty credit exposures. The termination of this swap did not impact NiSource’s ability to assert hedge accounting for its remaining fixed-to-variable interest rate swap agreements.
As a result of the fixed-to-variable interest rate swap transactions referenced above, $1,050 million of NiSource Finance’s existing long-term debt is now subject to fluctuations in interest rates. These interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt’s fair value is measured pursuant to SFAS No. 133. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years.
Contemporaneously with the issuance on September 16, 2005 of the 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized as an increase to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Interest rate risk activities programs included in price risk management assets and liabilities:

	September 30, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Interest rate swap derivatives	$30.6	$—	$18.8	$—

Marketing and Other Activities. The operations of TPC primarily involve commercial and industrial gas sales, whereby TPC utilizes gas derivatives to hedge its expected future gas purchases. These derivatives associated with commercial and industrial gas sales are accounted for as cash flow hedges. In addition, TPC, on behalf of Whiting Clean Energy, had previously entered into power and gas derivative contracts to manage commodity price risk associated with operating Whiting Clean Energy prior to its sale in the second quarter of 2008 to BPAE.
Marketing and power programs included in price risk management assets and liabilities:

	September 30, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas marketing derivatives	$152.0	$230.2	$53.2	$52.4

Power forward derivatives	—	—	0.2	—

Total marketing and power programs	$152.0	$230.2	$53.4	$52.4

10. Equity Investments
On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million included within, “Other, net,” on the Condensed Statements of Consolidated income (Loss) (unaudited). JOF Transportation Company held 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.
11. Fair Value of Financial Assets and Liabilities
NiSource adopted the provisions of SFAS No. 157 on January 1, 2008. There was no impact on retained earnings as a result of the adoption.
Recurring Fair Value Measurements. The following table presents assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2008:

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	September 30, 2008

Assets
Price risk management assets	$152.3	$35.0	$3.8	$191.1
Available-for-sale securities	38.6	31.3	—	69.9

Total	$190.9	$66.3	$3.8	$261.0

Liabilities
Price risk management liabilities	$275.6	$6.2	$0.3	$282.1
Deferred compensation	—	11.5	—	11.5

Total	$275.6	$17.7	$0.3	$293.6

Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. The company uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures.
Price risk management assets also include fixed-to-floating interest-rate swaps, which are designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. NiSource uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as current and projected interest rates and volatility. As they are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy. Credit risk is considered in the fair value calculation of the interest rate swap. Credit exposures are adjusted to reflect collateral agreements which reduce exposures.
Available-for-sale securities include assets in NiSource’s deferred compensation trust and investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Unrealized gains and losses from available-for-sale securities are included in other comprehensive income.
NiSource’s deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. NiSource includes the plan in other noncurrent liabilities in the Condensed Consolidated Balance Sheets (unaudited). The value of the deferred compensation obligation is based on the market value of the participants’ notional investment accounts. The notional investments include balances which are credited based

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
upon published interest and bond yield indices and investments in mutual funds. NiSource uses the lowest level of input significant to the valuation to determine the fair value hierarchy classification, and therefore the liability is categorized in Level 2.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2008:

	Financial
Three Months Ended September 30, 2008 (in millions)	Transmission Rights	Other Derivatives	Total

Balance as of June 30, 2008	$5.6	$(5.3)	$0.3

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	—	3.6	3.6
Purchases, issuances and settlements (net)	(1.8)	1.4	(0.4)

Balance as of September 30, 2008	$3.8	$(0.3)	$3.5

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2008	$—	$—	$—

	Financial
Nine Months Ended September 30, 2008 (in millions)	Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2008	$12.6	$(3.5)	$9.1

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.1)	1.0	0.9
Purchases, issuances and settlements (net)	(8.7)	2.2	(6.5)

Balance as of September 30, 2008	$3.8	$(0.3)	$3.5

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2008	$(0.1)	$—	$(0.1)

As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These rights help Northern Indiana offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are valued utilizing forecasted congestion source and sink prices in the Day Ahead market. They are classified as Level 3 and reflected in the table above. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. Northern Indiana also writes options for regulatory incentive purposes which are also considered Level 3 valuations and accounted for in accordance with SFAS No. 71. Realized gains and losses for these Level 3 recurring items are included in income within, “Cost of Sales,” on the Condensed Statements of Consolidated Income (Loss) (unaudited). Unrealized gains and losses from Level 3 recurring items are included within, “Regulatory assets” or “Regulatory liabilities,” on the Condensed Consolidated Balance Sheets (unaudited).
12. Goodwill Assets
NiSource’s goodwill assets at September 30, 2008 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000 but also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In the quarters ended June 30, 2008 and June 30, 2007, NiSource performed its annual impairment test of goodwill associated with the purchases of Columbia, Northern Indiana Fuel and Light and Kokomo Gas. For the purpose of testing impairment of the goodwill recorded in the acquisition of Columbia, the related subsidiaries were aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. The results of the June 30 impairment tests indicated that no impairment charge was required, as the fair values of the reporting units exceeded the carrying values. NiSource uses the discounted cash flow method to estimate the fair value of its reporting units for the purposes of this test. This valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.
As of September 30, 2008, NiSource’s market capitalization was approximately $4.0 billion, while NiSource’s net assets, inclusive of goodwill, were $4.7 billion. NiSource’s market capitalization at June 30, 2008 of approximately $4.9 billion was above NiSource’s net asset value when the annual impairment test was performed. In accordance with paragraph 28 of SFAS No. 142, NiSource considered whether there were any events or changes in circumstances during the third quarter that would more likely than not reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test and concluded that there were none. NiSource attributes the decline in its market capitalization primarily to the overall stock market decline resulting from the credit crisis taking place in the United States and globally, and not any fundamental change in NiSource’s regulated gas distribution and gas transmission and storage businesses that comprise the reporting units for which goodwill is attributable. NiSource’s stock price decline of 21.9% from December 31, 2007 compares to the overall declines of the S&P Utilities Average and Dow Jones Industrial Average, of 22.3% and 18.2% respectively, over the same nine-month time period. Given the lack of a fundamental change in the underlying businesses and their various assets, NiSource considers the decline in its stock price, and the underlying reasons for that decline, as not indicative of an actual decline in the company’s fair value of the underlying assets.
NiSource’s reportable entities with goodwill consist of regulated companies. Regulated recovery rates and approved rate of returns allow for more predictable and steady streams of revenues and cash flows which helps mitigate the impacts that might otherwise be felt from the recessionary trends seen in other industries and also adds more reliability to the cash flow forecasts used to calculate fair value. NiSource reviewed its estimates and assumptions used in the discounted cash flow model at June 30, 2008, noting that there are no significant changes that would be made in light of the changing economic circumstances during the third quarter. It should also be noted that NiSource’s ability to obtain credit remains strong as evidenced by a new short-term credit facility of $500 million that was obtained on September 23, 2008 and Northern Indiana’s re-issuance of the Jasper County Pollution Control Bonds for $254 million on August 25, 2008 with a weighted average interest rate now fixed at 5.58%.
13. Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rate for 2008 and 2007, respectively, adjusted for tax expense associated with certain discrete items. The effective tax rate for the quarter ended September 30, 2008 was negative due to the impact of recent legislation in Massachusetts (described below) that reduced income tax expense by $13.5 million. The effective tax rate for the quarter ended September 30, 2007 was 18.3% due the impact of a $1.6 million reduction in tax expense that was recorded in the third quarter of 2007 for 2006 tax provision to return adjustments.
The effective tax rates for the nine months ended September 30, 2008 and September 30, 2007 were 32.6% and 36.6%, respectively. The lower effective tax rate was primarily the result of the Massachusetts state tax adjustment.
On July 3, 2008, the Governor of Massachusetts signed into law a bill that overhauls the Massachusetts corporate income tax regime. Under the new law, which becomes effective for tax years beginning on or after January 1, 2009, NiSource will calculate its Massachusetts income tax liability on a unitary basis, meaning that the income tax obligation to the Commonwealth of Massachusetts is determined based on an apportioned share of all of NiSource’s income, rather than just the income of NiSource’s subsidiaries doing business in Massachusetts. Because of NiSource’s substantial operations outside of Massachusetts, the new law has the impact of reducing the deferred income tax liability to Massachusetts. Under SFAS 109, NiSource must recognize the impact of this tax law change in the quarter it is enacted. As a result, income tax expense and the deferred income tax liability have been reduced by $13.5 million in the third quarter of 2008.
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
NiSource expects to make contributions of $6.1 million to its pension plans and $38.3 million to its other postretirement benefit plans during 2008, which could change depending on market conditions. Through September 30, 2008, NiSource has contributed $4.8 million to its pension plans and $27.1 million to its other postretirement benefit plans. At September 30, 2008, NiSource’s pension assets have incurred a negative return of approximately 17% from asset values at December 31, 2007, which may have an impact on future pension cash contributions and expense.
The following tables provide the components of the plans’ net periodic benefits cost for the third quarter and nine months ended September 30, 2008 and 2007:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2008	2007	2008	2007

Components of Net Periodic Benefit Cost
Service cost	$9.3	$10.3	$2.3	$2.5
Interest cost	33.1	32.0	11.9	10.9
Expected return on assets	(48.5)	(46.8)	(6.3)	(5.2)
Amortization of transitional obligation	—	—	2.1	2.0
Amortization of prior service cost	1.1	1.3	0.1	0.1
Recognized actuarial loss	0.3	2.1	1.1	1.4

Total Net Periodic Benefits Cost	$(4.7)	$(1.1)	$11.2	$11.7

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2008	2007	2008	2007

Components of Net Periodic Benefit Cost
Service cost	$28.0	$30.9	$7.0	$7.4
Interest cost	99.3	95.8	35.7	32.7
Expected return on assets	(145.5)	(140.2)	(18.9)	(15.7)
Amortization of transitional obligation	—	—	6.1	6.0
Amortization of prior service cost	3.2	4.1	0.5	0.3
Recognized actuarial loss	0.9	6.1	3.1	4.4

Total Net Periodic Benefits Cost	$(14.1)	$(3.3)	$33.5	$35.1

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
Jasper County Pollution Control Bonds. Northern Indiana has seven series of Jasper County Pollution Control Bonds with a total principal value of $254 million currently outstanding. Prior to March 25, 2008, each of the series bore interest at rates established through auctions that took place at either 7, 28, or 35 day intervals. Between February 13, 2008 and March 5, 2008, Northern Indiana received notice that six separate market auctions of four series of the Jasper County Pollution Control Bonds had failed. As a result, those series representing an aggregate principal amount of $112 million of the Jasper County Pollution Control Bonds bore interest at default rates equal to 15% or 18% per annum. Subsequent auctions were successful, but resulted in interest rates between 5.13% and 11.0%, which were in excess of historical market rates. These auction failures were attributable to the resulting lack of liquidity in the auction rate securities market, largely driven by the turmoil in the bond insurance market. The Jasper County Pollution Control Bonds are insured by either Ambac Assurance Corporation or MBIA Insurance Corporation.
Northern Indiana converted all seven series of Jasper County Pollution Control Bonds from the auction rate mode to a variable rate demand bond mode between March 25, 2008 and April 11, 2008 and repurchased the bonds as part of the conversion process. Between April 11, 2008 and August 24, 2008, all of the Jasper County Pollution Control Bonds were held in Northern Indiana’s treasury. On August 25, 2008, Northern Indiana converted all of the Jasper County Pollution Control Bonds from a variable rate demand mode to a fixed rate mode, and reoffered the bonds to external investors. As a result of the fixed rate conversion and reoffering process, the weighted average interest rate is now fixed at 5.58%.
Northern Indiana reflected the Jasper County Pollution Control Bonds as an offset to long-term debt within the Condensed Consolidated Balance Sheet (unaudited) as of March 31 and June 30, 2008 upon repurchase and the debt was considered extinguished per SFAS No. 140. As such, unamortized debt expense of $4.6 million previously recorded under deferred charges and other was reclassified to a regulatory asset. The Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2008 reflects the reissuance of the long term debt. The repurchase and the subsequent re-issuance of these bonds are included under, “Financing Activities,” in the Condensed Statement of Consolidated Cash Flow (unaudited).
16. Share-Based Compensation
NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, restricted stock units, contingent stock units and dividend

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
equivalents payable on grants of options, performance units and contingent stock awards. At September 30, 2008, there were 28,099,237 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $7.2 million and $2.7 million during the first nine months of 2008 and 2007, respectively, as well as related tax benefits of $2.6 million and $1.0 million, respectively. There were no modifications to awards as a result of the adoption of SFAS No. 123R.
As of September 30, 2008, the total remaining unrecognized compensation cost related to nonvested awards amounted to $14.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.
Stock Options. As of September 30, 2008, approximately 5.0 million options were outstanding and exercisable with a weighted average option price of $22.64.
Restricted and Contingent Stock Unit Awards. In the first, second, and third quarter 2008, NiSource granted restricted stock units of 197,311, 2,962, and 42,651, respectively, subject to service conditions. The total grant date fair value of the restricted units was $4.1 million, based on the average market price of NiSource’s common stock at the date of each grant, which will be expensed net of forfeitures over the vesting period of approximately three years. The service conditions lapse on January 31, 2011. If before January 31, 2011, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of September 30, 2008, 242,924 nonvested restricted stock units were granted and outstanding.
In the first, second, and third quarter 2008, NiSource granted contingent stock units of 394,604, 5,923, 12,704, respectively, subject to performance conditions. The total grant date fair value of the award was $7.0 million, based on the average market price of NiSource’s common stock at the date of each grant, which will be expensed net of forfeitures over the vesting period of approximately three years. The performance conditions are based on achievement of a non-GAAP financial measure, cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations. Per the agreement, to the extent base performance conditions are exceeded during the three year performance period, the award will be increased in increments of 10% up to 50%. If prior to the lapse of the performance conditions, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, (2) due to disability, or (3) due to death with less than or equal to 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares if the performance conditions have been met. If prior to the lapse of the performance conditions, the employee terminates employment due to death with more than 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares as if the performance conditions had been met. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of September 30, 2008, 413,231 nonvested contingent stock units were granted and outstanding.
In March 2007, 320,330 contingent stock units were granted. The grant date fair value of the award was $7.5 million, based on the average market price of NiSource’s common stock at the date of grant of $23.46, which will be expensed net of forfeitures over the vesting period of approximately three years. The shares are subject to both performance and service conditions. The performance conditions were based on achievement of a non-GAAP financial measure (net operating earnings) as described above. Per the agreement, to the extent base performance conditions were exceeded, the award would be increased in increments of 10% up to 50%. If the performance conditions were not met, the grants would be cancelled and the shares would be forfeited. Subsequent to meeting the performance conditions, an additional two year service period will then be required before the shares vest on December 31, 2009. If after completing the performance conditions but prior to completing the service conditions the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent shares on the date of termination. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. During 2007, base performance

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
conditions were exceeded, resulting in an increase of the number of shares to be issued upon vesting by 20%. Accordingly, 62,319 additional shares were granted in January 2008. As of September 30, 2008, 357,799 nonvested contingent shares were outstanding. Employees will be entitled to receive dividends upon vesting.
Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. The total shareholder return measures established were not met; therefore these grants do not have an accelerated vesting period. At September 30, 2008, NiSource had 504,633 awards outstanding which contained the time-accelerated provisions.
Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. Effective March 25, 2008, the board approved to amend the vesting provisions of the plan such that all outstanding grants and future grants of restricted stock units will vest immediately. The plan requires that restricted stock units be distributed to the directors after their separation from the board. As of September 30, 2008, 89,860 restricted shares and 203,412 restricted stock units had been issued under the Plan.
17. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at September 30, 2008 and the years in which they expire were:

(in millions)	Total	2008	2009	2010	2011	2012	After

Guarantees of subsidiaries debt	$5,814.0	$—	$460.0	$1,000.0	$—	$315.0	$4,039.0
Guarantees supporting commodity transactions of subsidiaries	512.7	171.3	336.8	—	—	—	4.6
Lines of credit	1,263.0	1,263.0	—	—	—	—	—
Letters of credit	90.1	4.2	68.5	2.0	14.4	—	1.0
Other guarantees	610.8	61.7	3.6	—	—	16.3	529.2

Total commercial commitments	$8,290.6	$1,500.2	$868.9	$1,002.0	$14.4	$331.3	$4,573.8

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $5.8 billion of debt for various wholly-owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2008. The subsidiaries are required to comply with certain financial covenants under the debt instruments and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $512.7 million of commodity-related payments for its current subsidiaries involved in energy marketing to satisfy requirements under forward gas sales. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate commitment level to $1.5 billion and extending the termination date by one year to July 2011. During September 2008, NiSource Finance entered into a new $500 million six-month revolving credit agreement with a syndicate of

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
banks led by Barclays Capital that expires March 23, 2009. At September 30, 2008, NiSource had $1,263.0 million in short-term borrowings outstanding under the credit facility. Through the five-year revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $90.1 million for the benefit of third parties.
Other Guarantees or Obligations. NiSource reached an agreement on April 18, 2008 with BPAE for the sale of Whiting Clean Energy. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $217.2 million which included $16.3 million in working capital. The agreement with BPAE contains customary representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2008.
NiSource has additional purchase and sales agreement guarantees totaling $77.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium Pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. As of September 30, 2008, Millennium borrowed $772.0 million under the financing agreements, of which NiSource guaranteed $366.7 million. NiSource recorded an accrued liability of approximately $7.3 million related to the fair value of this guarantee. The permanent financing for Millennium is expected to be completed when debt capital market conditions improve. In the interim, Millennium will continue to be funded by the $800 million credit agreement, which extends through August 2010.
NiSource also has guarantees issued to two Millennium customers that have associated long-term transportation service agreements with Millennium, Consolidated Edison Company and KeySpan Gas East Corporation, should Millennium not meet certain performance conditions and upon the customer exercising certain rights under their respective precedent agreements upon a triggering event. The total amount for which NiSource has guaranteed payment under these guarantees is $ 24.3 million. No amounts related to these Millennium customer guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited), as management believes that the likelihood NiSource would be required to perform under these guarantees is remote.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of September 30, 2008, Hardy Storage borrowed $123.4 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million, which is 50% of the amount borrowed.
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
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the Defendants petition for appeal. On August 22, 2008, Defendants filed their petitions to the United States Supreme Court for writ of certiorari. The Plaintiffs filed their response on September 22, 2008. On September 19, 2008, the West Virginia Supreme Court issued an order extending the stay of the judgment until proceedings before the United States Supreme Court are fully concluded. Given the West Virginia Court’s refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2008. On October 24, 2008, the West Virginia Circuit Court for Roane County, West Virginia, preliminarily approved a settlement agreement with a total settlement amount of $380 million. The settlement is subject to final approval by the Court, following a fairness hearing currently scheduled for November 22, 2008. The settlement agreement is contingent upon a final ruling on the settlement by the trial court prior to the resolution of the petitions for writ of certiorari filed with the United States Supreme Court. NiSource’s share of the settlement liability would be up to $338.8 million.
C. Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
A reserve of $76.7 million and $77.2 million has been recorded as of September 30, 2008 and December 31, 2007, respectively, to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on many factors including currently enacted laws and regulations, existing technology and estimated site-specific costs whereby assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. NiSource’s estimated environmental remediation liability will be refined as events in the remediation process occur. Actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
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
The EPA is developing a mandatory greenhouse gas reporting rule that would require reporting of greenhouse gas emissions from large sources. The emission information collected would be used by the EPA to develop comprehensive and accurate data relevant to future climate policy decisions, including potential future regulation of greenhouse gases. The final reporting rule is scheduled to be finalized by June 2009. NiSource will continue to monitor development of this rule.
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
Gas Transmission and Storage Operations. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA AOC. The program pursuant to the AOC covers approximately 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites and storage well locations and at all but 48 of the 245 facilities. The AOC was amended in 2007 to facilitate payment of EPA oversight costs and to remove remediated sites from the AOC.
Columbia Transmission and Columbia Gulf are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation of cleanup costs has yet to be determined. As site investigations and cleanups proceed and as additional information becomes available reserves will be adjusted.
On February 21, 2007, the PADEP provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. Columbia Transmission plans to engage in further discussions with the agency regarding the proposed order, including the rationale for the proposed penalty. The site was remediated via an EPA approved Remedial Action Work Plan in the summer of 2008. The PADEP had provided written notification that it would not attempt to stop the EPA approved work and would seek the aforementioned Order after the remedy is completed. Columbia Transmission has not received any communication from the PADEP regarding the aforementioned Order.
On September 26, 2007, Columbia Transmission received an NOV related to bentonite discharge associated with a horizontal directional drill operation for the Hardy Storage project. On November 29, 2007, Columbia Transmission received an NOV related to the collapse of Swift Run stream bed associated with the same horizontal directional drill operation. Columbia Transmission received the final Consent Special Order on July 31, 2008. The total penalty paid to the State of Virginia was $39,635.57. Stream restoration activities are complete. Continued monitoring of the stream will occur for two years.
During installation of the Millennium Pipeline, petroleum hydrocarbon impacted soils and ground water were encountered above State of New York standards at two locations on and adjacent to the Columbia Transmission line A-5. These impacts were reported to the NYDEC. The State of New York required that Columbia Transmission enter into Stipulation Agreements with the NYDEC to address remediation of the impacted media. Reserves have been established for initial response and cleanup activities. Additional cleanup obligations may be identified after more information is available, but costs to address the contamination are not expected to be material.
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
As of September 30, 2008 and December 31, 2007, reserves of $2.9 million and $3.1 million, respectively, have been recorded to cover probable environmental response actions for Electric Operations. The ultimate liability in connection with these sites cannot be estimated at this time.
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction NOx reduction technology at each of its active generating stations and is currently in compliance with the NOx limits. In implementing the NOx compliance plan, Northern Indiana has expended approximately $312.8 million as of September 30, 2008. Total costs to comply may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.
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
On July 11, 2008, the court vacated the CAIR and the CAIR FIP in their entirety, and remanded them back to the EPA to promulgate a rule consistent with the court’s opinion. Per the Court’s rules, issuance of the mandate is deferred during the 45-day period allowed for the filing of any petitions for rehearing. On September 24, 2008, four petitions were submitted seeking rehearing by the original panel and the full panel (en banc). Among the petitioners were the EPA as well as industry and environmental groups. Numerous issues were raised including: the appropriateness of the vacatur instead of only remanding key contested points; compliance dates; the interstate trading issue; allowance allocations; and emission budgets. In addition, Congressional efforts to achieve an acceptable legislative remedy have been initiated but are facing an uncertain future.
In anticipation of the issuance of the Court’s mandate to vacate CAIR upon the conclusion of legal proceedings, on October 23, 2008, the IDEM took the initial step in a multi-phased process to develop a new state rule to replace CAIR and obtain the emission reductions it would have achieved. Northern Indiana will continue to interact with the IDEM on this matter and can not predict the outcome or impact at this time.
On October 3, 2007, the Indiana Air Pollution Control Board adopted, with minor changes from the EPA CAMR, the state rule to implement EPA’s CAMR. The rule became effective on February 3, 2008, with compliance required in 2010. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules addressing utility mercury emissions that are the stimulus for the Indiana Air Pollution Control Board’s CAMR. The first is the EPA’s rule delisting coal and oil-fired electric generating units from the list of sources whose emissions are regulated under section 112 of the CAA, 42 U.S.C. § 7412. Revision of December 2000 Regulatory Finding (“Delisting Rule”), 70 Fed. Reg. 15,994 (March 29, 2005). The second is the EPA’s rule that set performance standards for new coal-fired electric generating units and established total mercury emission limits for states along with a cap-and-trade program for new and existing coal-fired electric generating units. Standards of Performance for New and Existing Stationary Sources: Electric Utility Steam Generating Units (“CAMR”), 70 Fed. Reg. 28,606 (May 18, 2005). On March 24, 2008, the EPA and industry filed petitions with the court for rehearing of these decisions and on May 20, 2008, the D.C. Circuit denied the rehearing requests. Industry has filed a petition for certiorari with the U. S. Supreme Court appealing the decision. The EPA has sought and received extensions of the appeal submittal deadline and filed their appeal on October 17, 2008. The resolution of this legal action and the EPA’s response will affect the implementation and timing of the installation of controls to address potential mercury reduction obligations. Northern Indiana will closely monitor developments regarding any further action by the EPA and subsequent regulatory developments from the EPA and/or the Indiana Air Pollution Control Board in this matter.
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
The U. S. Court of Appeals for the D. C. Circuit, in late 2006, ruled a requirement to impose CAA §185 fees on emissions sources located in counties that failed to timely attain the previous (one-hour) ozone standard, which had been rescinded by the EPA in May 2005, remained applicable retroactive to November 2005. The court remanded

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the issue to the EPA for reconsideration. In January 2008, the U. S. Supreme Court denied a petition to hear an appeal on this matter. The EPA has announced that it intends to propose regulations in fall 2008 to specify how CAA §185 fees will be imposed and calculated. One of Northern Indiana’s operating generating assets is located in Porter County where this fee could potentially be applied. On July 7, 2008, the EPA proposed a finding of attainment of the one-hour ozone NAAQS for the Illinois and Indiana one-hour ozone nonattainment area which includes Porter County. Included in the proposed rule is a finding that the area, including Porter County, is not subject to the imposition of the CAA §185 penalty fees. The EPA indicated it anticipates finalization of the attainment rule by the end of 2008. Northern Indiana will closely monitor developments in this matter.
In late 1999, the EPA initiated a New Source Review enforcement action against several industries, including the electric utility industry, concerning rule interpretations that have been the subject of recent (prospective) reform regulations. Northern Indiana has received and responded to the EPA information requests on this subject, most recently in June 2002. The EPA issued an NOV to Northern Indiana on September 29, 2004, for alleged violations of the CAA and the SIP. Specifically, the NOV alleges that modifications were made to certain boiler units at the Michigan City, Schahfer, and Bailly Generating Stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. The ultimate resolution could require additional capital expenditures and operations and maintenance costs as well as payment of substantial penalties and require development of supplemental environmental projects. Northern Indiana is unable, at this time, to predict the timing or outcome of this EPA action.
On October 15, 2008, the EPA announced it is first strengthening of the NAAQS for lead in 30 years by tightening the standards from the current 1.5 micrograms per cubic meter to 0.15 micrograms per cubic meter and changing both the calculation method and averaging time. Also included are provisions for the EPA to improve the existing lead monitoring network by requiring placement of monitors in areas with industrial facilities that emit one or more tons per year of lead. Designations of whether or not areas meet the standards are to be finalized by January 2012 with the state plans for reducing emissions to meet the standards due in June 2013 and compliance by January 2017. Northern Indiana is unable, at this time, to predict the outcome of this EPA action.
Water. The Great Lakes Water Quality Initiative program added new water quality standards for facilities that discharge into the Great Lakes watershed. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. The permit for the Bailly Generating Station was issued on June 26, 2006, and became effective on August 1, 2006. Northern Indiana appealed the Bailly Generating Station NPDES permit, due to an unacceptable internal outfall monitoring permit condition. On February 18, 2008, the Bailly Generating Station NPDES permit was modified to resolve the monitoring issue and to address the 316(b) rule status due to the remand mentioned below.
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
On July 5, 2007, the Second Circuit Court of Appeals denied the petitions for rehearing asking the court to reconsider its remand of the Phase II 316(b) ruling. Various parties submitted petitions for a writ of certiorari to the U. S. Supreme Court in early November 2007 seeking to reverse the Second Circuit Court’s decision. Several parties on both sides of the issue have filed amicus curiae briefs on the matter. The U.S. Supreme Court has agreed to hear the appeal which is based on the role of cost-benefit analysis in establishing standards for compliance with the rule. The case is scheduled to be heard in December 2008. The EPA may eventually need to propose a revised

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
316(b) rule or provide guidance to address the impact of the court decision. Northern Indiana will continue to closely monitor this activity and at this time cannot estimate the costs associated with the ultimate outcome.
Coal Combustion Products. The Federal government has recently shown an increased interest in evaluating the advisability of Federal regulation of coal combustion waste products because of concern over potential health and environmental risks. A House subcommittee has begun to study this issue building on the EPA’s ongoing activities in this matter. On September 22, 2008, the ECOS approved a resolution stating that federal regulations regarding the management and disposal of coal combustion wastes should not be adopted. ECOS is a national non-profit, non-partisan association of state and territorial environmental agency leaders. Northern Indiana will continue to monitor this activity for any future regulatory actions and cannot predict the potential financial impact at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
18. Changes in Common Stockholders’ Equity and Comprehensive Income (Loss)
The following table displays the changes in Common Stockholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2008 and 2007.

			Additional		Accum		Comp
	Common	Treasury	Paid-In	Retained	Other Comp		Income
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	(Loss)

Balance January 1, 2008	$2.7	$(23.3)	$4,011.0	$1,074.5	$11.7	$5,076.6

Comprehensive Income (Loss):
Net Income (loss)				(83.0)		(96.5)	(96.5)
Other comprehensive income (loss), net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					(4.2)	(4.2)	(4.2)
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(69.9)	(69.9)	(69.9)
Unrecognized Pension Benefit and OPEB cost (c )					(2.9)	(2.9)	(2.9)

Total comprehensive income (loss)							(173.5)
Dividends:
Common shares				(252.4)		(252.4)
Treasury stock acquired		(0.2)				(0.2)
Issued:
Employee stock purchase plan			0.7			0.7
Long-term incentive plan			5.4			5.4
Amortization of Long-term incentive Plan			0.7			0.7

Balance September 30, 2008	$2.7	$(23.5)	$4,017.8	$739.1	$(65.3)	$4,670.8

			Additional		Accum
	Common	Treasury	Paid-In	Retained	Other Comp		Comp
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2007	$2.7	$(21.2)	$3,998.3	$1,012.9	$20.9	$5,013.6

Adjustment to initially apply new measurement date pursuant to SFAS No. 158, net of tax				(6.9)		(6.9)
Adjustment to initially apply FIN 48, net of tax				(0.8)		(0.8)

Beginning balance, as adjusted	$2.7	$(21.2)	$3,998.3	$1,005.2	$20.9	$5,005.9
Comprehensive Income:
Net Income				254.4		254.4	254.4
Other comprehensive income, net of tax:
Gain/loss on available for sale securities:
Unrealized (a)					0.4	0.4	0.4
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(16.4)	(16.4)	(16.4)
Unrecognized Pension Benefit and OPEB cost (c )					3.6	3.6	3.6

Total comprehensive income							242.0
Dividends:
Common shares				(252.2)		(252.2)
Treasury stock acquired		(2.1)				(2.1)
Issued:
Employee stock purchase plan			0.6			0.6
Long-term incentive plan			9.2			9.2
Amortization of Long-term incentive Plan			0.8			0.8

Balance September 30, 2007	$2.7	$(23.3)	$4,008.9	$1,007.4	$8.5	$5,004.2

(a)	Net unrealized gains (losses) on available for sale securities, net of $2.4 million tax benefit and $0.5 million tax expense in the first nine months of 2008 and 2007, respectively.

(b)	Net unrealized losses on derivatives qualifying as cash flow hedges, net of $45.4 million and $6.6 million tax benefit in the first nine months of 2008 and 2007, respectively.

(c)	Unrecognized pension benefit and OPEB costs, net of $1.8 million tax benefit and 2.1 million tax expense in the first nine months of 2008 and 2007, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
19. Accumulated Other Comprehensive Income (Loss)
The following table displays the components of Accumulated Other Comprehensive Income (Loss), which is included in “Common Stockholders’ Equity,” on the Condensed Consolidated Balance Sheets (unaudited).

	September 30,	December 31,
(in millions)	2008	2007

Other comprehensive income (loss), before taxes:
Unrealized gains on securities	$0.5	$7.2
Tax (expense) on unrealized gains on securities	(0.4)	(2.8)
Unrealized gains (losses) on cash flow hedges	(105.1)	10.2
Tax (expense) benefit on unrealized gains on cash flow hedges	42.8	(2.6)
Unrecognized pension benefit and OPEB costs	(5.1)	(0.5)
Tax benefit on unrecognized pension benefit and OPEB costs	2.0	0.2

Total Accumulated Other Comprehensive Income (Loss), net of taxes	$(65.3)	$11.7

Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420 million with seven counterparties. In accordance with paragraph 121 of SFAS No. 130, Columbia Transmission recorded an unrecognized loss of $1.5 million as a decrease in its investment in Millennium and a corresponding decrease in accumulated other comprehensive, representing its ownership portion of the fair value of these swaps as of September 30, 2008.
20. Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The NiSource Chief Executive Officer is the chief operating decision maker.
NiSource’s operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana. The Other Operations segment primarily includes gas marketing, and ventures focused on distributed power generation technologies, including fuel cells and storage systems.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides information about business segments. NiSource uses operating income as its primary measurement for each of the reported segments and makes decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment. Gas Distribution, Gas Transmission and Storage, Electric, Other Operations, and Corporate operating income was positively impacted by $6.9 million, $3.3 million, $8.6 million, $0.1 million, and $0.7 million, respectively, for adjustments to medical expenses during the third quarter 2008 due to a misclassification of certain claims in prior periods. This adjustment had no impact on actual medical claims paid and was not material to the results of operations and consolidated financial statements. Electric Operations operating income was negatively impacted by an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008. The non-cash adjustment to depreciation expense was not material to the results of operations and consolidated financial statements and will not materially impact depreciation charges in future periods.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

REVENUES
Gas Distribution Operations
Unaffiliated	$617.6	$519.3	$4,079.9	$3,420.5
Intersegment	3.7	4.2	15.2	15.0

Total	621.3	523.5	4,095.1	3,435.5

Gas Transmission and Storage Operations
Unaffiliated	157.3	152.4	476.8	457.5
Intersegment	44.0	47.1	151.8	160.9

Total	201.3	199.5	628.6	618.4

Electric Operations
Unaffiliated	380.4	378.5	1,054.3	1,039.7
Intersegment	0.2	0.2	0.6	0.6

Total	380.6	378.7	1,054.9	1,040.3

Other Operations
Unaffiliated	250.9	197.6	869.4	735.4
Intersegment	6.7	13.3	32.8	39.9

Total	257.6	210.9	902.2	775.3

Adjustments and eliminations	(51.7)	(63.0)	(192.1)	(209.4)

Consolidated Revenues	$1,409.1	$1,249.6	$6,488.7	$5,660.1

Operating Income (Loss)
Gas Distribution Operations	$(56.2)	$(41.2)	$188.4	$226.4
Gas Transmission and Storage Operations	82.3	75.0	265.0	249.4
Electric Operations	81.4	85.4	170.5	223.2
Other Operations	1.3	(1.0)	1.5	(1.2)
Corporate	(0.9)	(8.7)	(6.4)	(13.8)

Consolidated Operating Income	$107.9	$109.5	$619.0	$684.0

21. Hartsville and Delhi Compressor Stations
On February 5, 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements of 2.156 Bcf per day could not be met. Since that time Columbia Gulf has constructed

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
both temporary and permanent facilities at Hartsville. On July 19, 2008, the station completed the installation of temporary horsepower and restored capacity to flow up to 2.156 Bcf per day. During the next 12 to 14 months, the temporary facilities that were constructed to restore system capabilities will be replaced with a permanent solution. The temporary capacity will remain in place while the permanent solution is installed. NiSource expects the majority of the reconstruction costs for the compressor station and ancillary facilities and the business interruption losses caused by this event to be recovered through insurance.
On December 14, 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. One day later, Lines 200 and 300 were returned to service and gas flow was restored on December 16, 2007. On December 19, 2007, the U.S. Department of Transportation issued a Corrective Action Order. The Order required Columbia Gulf to develop a remedial work plan to restore Line 100 pipeline’s pressure and capacity. Between December 22, 2007 and June 30, 2008, the Line 100 pipeline operated at less than full pressure and full capacity. On July 1, 2008, Columbia Gulf received permission from the U.S. Department of Transportation to restore full pressure and full capacity on the Line 100 pipeline. Columbia Gulf continues to operate under this Order. NiSource expects to recover a portion of the pipeline replacement costs plus business interruption losses through insurance.

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, the effectiveness of NiSource’s restructured outsourcing agreement, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counterparty credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims a duty to update any of the forward-looking statements contained in this report.
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
For the nine months ended September 30, 2008, NiSource reported income from continuing operations of $242.8 million, or $0.89 per basic share, essentially flat with to $243.4 million, or $0.89 per basic share in 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Increases in income from continuing operations were due primarily to the following items:
•	Income tax expense decreased $22.8 million due to recent legislation in Massachusetts that reduced income tax expense by $13.5 million in the third quarter of 2008. Income tax expense also decreased due to lower pre-tax book income for the nine months ended September 30, 2008 versus the comparable period in 2007. Refer to Note 13, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements for additional detail.
•	Interest expense decreased $19.2 million due to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility.
•	Gas Transmission and Storage Operations’ net revenues increased by $10.2 million due primarily to greater subscriptions for firm transportation services related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system.
•	Other, net increased by $22.4 million due primarily to NiSource Development Company’s sale of its interest in JOF Transportation Company to Lehigh Service Corporation on August 27, 2008, for a pre-tax gain of $16.7 million. JOF Transportation Company held 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.
Decreases in income from continuing operations were due primarily to the following items:
•	Operating expenses increased by $59.1 million primarily due to higher employee and administrative expenses of $29.6 million across NiSource’s business segments, a $19.1 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008 and higher electric generation and maintenance costs of $11.8 million. The increased electric generation and maintenance costs resulted primarily from planned turbine and boiler maintenance and a generator overhaul, as well as $2.3 million in incremental costs associated with the Sugar Creek facility.

•	Lower Electric Operations net revenues, which were negatively impacted by $20.4 million due to non-recoverable power purchased and non-recoverable MISO charges. Additionally, lower residential and commercial margins contributed to lower net revenues and were partially offset by higher industrial usage and margins.
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
Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and filed its case-in-chief on August 29, 2008. The filing requests a two-step increase. Step One is a request for an increase in base rates calculated to produce additional gross margin of approximately $24 million. Step Two requests an additional increase to incorporate the return on and recovery of the Sugar Creek facility, which Northern Indiana purchased on May 30, 2008. The Step Two increase, if granted, would become effective as soon as the Sugar Creek facility is no longer committed to the PJM Interconnection market and is dispatched into MISO, but no later than June 1, 2010. The hearing on Northern Indiana’s case-in-chief is scheduled to begin on January 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Testimony from the OUCC and all intervenors will be due by April 17, 2009. Assuming the case goes through the full procedural schedule without settlement, the final hearing is scheduled to begin July 27, 2009 and new rates are anticipated to take effect in early 2010.
Columbia of Ohio filed a base rate case with PUCO on March 3, 2008, requesting an increase in base rates in excess of $80 million annually. Columbia of Ohio is seeking recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. A settlement agreement was filed on

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
October 24, 2008. The agreement recommends an annual revenue increase of $47.1 million, and also provides for recovery of costs associated with Columbia of Ohio’s infrastructure rehabilitation program. Rate design issues are to be resolved by the PUCO. The case is currently pending, and is expected to be resolved before the end of 2008.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utility Commission, seeking an increase of approximately $60 million annually, effective October 28, 2008. Through this filing, Columbia of Pennsylvania sought to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement with the Pennsylvania Public Utilities Commission. On October 23, 2008, the Pennsylvania Public Utilities Commission issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland Public Service Commission, seeking an increase of approximately $3.7 million annually. New rates are expected to take effect during the second quarter of 2009.
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint Stipulation submitted on behalf of Columbia of Ohio. This Stipulation is a result of a process that began on April 13, 2005 with a PUCO ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The Stipulation provides for: establishment of accounting for and recovery of costs resulting from the Staff’s investigation; Columbia’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this Stipulation provides for: Columbia’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings. As of September 30, 2008, Columbia of Ohio has approximately $38.5 million in costs associated with the gas riser and customer service line programs recorded as a regulatory asset and/or capitalized plant.
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
On May 30, 2008, Northern Indiana purchased Sugar Creek for $329.7 million. This purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity. Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana. Sugar Creek has a plant capacity rating of 535 mw. Sugar Creek has transmission access to and is able to participate in both the MISO and PJM Interconnection wholesale electricity markets. The plant is currently committed to the PJM Interconnection market until May 31, 2010. At acquisition, Northern Indiana recorded at fair value $328.1 million related to utility plant. No goodwill was recorded in conjunction with the purchase. The preliminary allocation of the purchase price was assigned to the assets and liabilities of Sugar Creek, based on their estimated fair value in accordance with GAAP. This allocation is subject to completion of certain analyses and allocation of property, plant and equipment unit of accounts.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory matters.
Sale of Whiting Clean Energy. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $217.2 million, which included $16.3 million in working capital, resulting in an after-tax loss of $31.9 million.
Sale of Northern Utilities and Granite State Gas. On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas. Under

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
the terms of the transaction, Unitil Corporation will acquire Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. In the first quarter of 2008, net assets for Northern Utilities and Granite State Gas were reclassified to assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheets. During the third quarter and nine months ended September 30, 2008, estimated losses of $4.8 million and $71.7 million were recorded to Gain (Loss) on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (Loss) (unaudited).
NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Bay State. NiSource is retaining its ownership of Bay State as a core component of the company’s long-term, investment-driven growth strategy.
Sale of Columbia Gulf’s Offshore Assets. On June 27, 2008, Columbia Gulf sold a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline Company for $7.5 million, which resulted in a gain of $2.9 million that was recorded during the second quarter of 2008. Payment was received on July 1, 2008.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Master Limited Partnership. On December 21, 2007, NiSource Energy Partners, L.P., an MLP and subsidiary of NiSource, filed a Form S-1 registration statement with the SEC in which it proposed making an initial public offering of common units in the MLP and NiSource proposed contributing its interest in Columbia Gulf to the MLP. NiSource management believes the formation of an MLP is a natural complement to NiSource’s gas transmission and storage growth strategy, and should provide NiSource access to competitively priced capital to support future growth investment. The initial public offering will not occur in 2008 due to the damage sustained at Columbia Gulf’s Hartsville, Tennessee, compressor station, following the tornados at the facility as described previously, as well as overall financial market conditions.
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
Hardy Storage Project. Hardy Storage completed its sixth full quarter of operations, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. Injections this year will allow the field to deliver up to 150,000 Dth of natural gas per day during the 2008-2009 winter heating season. Customers withdrew over 5.44 Bcf from the storage field during the 2007-2008 winter heating season. When fully operational in 2009, the field will have a working storage capacity of 12 Bcf, delivering more than 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Columbia Transmission, the operator of Hardy Storage, has expanded its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of these transmission facilities is complete and the facilities were placed into full service during the first half of 2008.
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
NiSource Inc.
FERC issued a favorable order which granted a certificate to construct the project. Construction of the facilities is underway and the project is expected to be in service by April 2009.
Appalachian Expansion Project. On February 29, 2008, Columbia Transmission filed an application before the FERC for approval to build a new 9,470 horsepower compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. On August 22, 2008, the FERC issued a favorable order which granted a certificate to construct the project. Construction is in progress and the project is expected to be in service in the fourth quarter of 2009.
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 MMDths and 103,400 Dth per day of daily deliverability. If required approvals are granted as requested, construction would begin in 2009 and the expanded facilities would be placed in service by the end of 2009. The expansion capacity is 58% contracted on a long-term, firm basis.
New Penn Transmission Project. During the first quarter of 2008, Columbia Transmission concluded an open season to gauge customer interest in a new pipeline system to provide 500,000 Dth per day of firm service from storage facilities near Leidy, PA to a new interconnection with Millennium Pipeline in Steuben County, New York in 2010. NiSource is continuing to explore interest in this project and other demand for capacity in the region.
Centerville Expansion Project. An open season to solicit interest and receive bids for expanded capacity on Columbia Gulf’s system for delivery to Southern Natural Gas and the Louisiana intrastate pipeline market was held during the first quarter of 2008, and bids for 60,000 Dth per day of capacity were submitted. The remaining 175,000 Dth per day of capacity is expected to be sold under firm contracts prior to the facilities being placed into service. The project is expected to be placed into service in late 2010.
MarkWest Energy Partners, LP Joint Venture Project. In August 2008, Columbia Transmission and MarkWest Energy Partners, LP, announced their intention to jointly develop several natural gas gathering and processing projects to support increased natural gas production in the Appalachian Basin. The two companies are in discussions with several natural gas producers to provide new gathering and gas processing services in association with Columbia Transmission’s existing Majorsville, WV, compressor station, located in the northern panhandle area of West Virginia and Western Pennsylvania.
Columbia Penn Project. In September 2008, Columbia Transmission announced its intention to develop additional natural gas transmission, gathering and processing services along and around its existing pipeline corridor between Waynesburg, PA, and Corning, NY, referred to as the “Columbia Penn” corridor. This two-phased development will accelerate access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation which underlies Columbia Transmission’s transmission and storage network in the region. Phase I is anticipated to give customers access to capacity in early 2009, while Phase II would be available by the end of 2009.
Financial Management of the Balance Sheet
Despite recent turmoil in business and financial markets, enhancing shareholder value through disciplined, investment-driven earnings growth continues to be the foundation of NiSource’s balanced business plan. NiSource is committed to maintaining its strong liquidity position. NiSource recently supplemented its $1.5 billion revolving credit facility which extends through July 2011, with a new $500 million temporary credit facility which expires in March 2009. This agreement helps ensure ample liquidity to accommodate the company’s seasonable cash flow requirements, such as the purchase of natural gas supplies to meet customer needs.
NiSource will continue to closely monitor events in the credit markets, as well as overall economic conditions in the nation and the markets we serve. Maintaining financial flexibility as we work through this challenging period will remain a key priority for the company’s management and its board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource’s interest expense decreased $19.2 million for the first nine months of 2008 compared to the first nine months of last year. This decrease was due primarily to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility.
In the second quarter of 2008, NiSource issued long-term debt of $700 million to fund future capital expenditures. While the capital markets have recently been adversely impacted by a variety of negative economic events, NiSource believes these events will not impact its continued access to the traditional capital markets.
On August 25, 2008, Northern Indiana converted all of the Jasper County Pollution Control Bonds from a variable rate demand mode to a fixed rate mode, and reoffered the bonds to external investors. As a result of the fixed rate conversion and reoffering process, the weighted average interest rate is now fixed at 5.58%.
Process and Expense Management
IBM Agreement. In December 2007, NiSource and IBM finalized a restructuring of their business services agreement. Under the restructured agreement, IBM will primarily provide information technology services, with a number of other business service functions to be transitioned back to the NiSource organization. Through the third quarter of 2008, certain Meter to Cash, Human Resources, Sales Center, remaining Finance and Accounting (except for Accounts Payable) and Supply Chain Management support services transitioned back to the company. NiSource has made a decision to transition certain Accounts Payable functions to another Service Provider.
In January 2008, NiSource and IBM also agreed to move forward with the Indiana deployment of a Work Management System and its associated transformation initiatives. The Work Management System project will provide technologies that standardize, integrate and support transformation of processes and eliminate costly and inefficient manual work processes while meeting regulatory/compliance standards. Implementation planned for late 2008 has been delayed. The project team is currently working on adjusting the project roll out schedule into 2009.
Results of Operations
Quarter Ended September 30, 2008
Net Income
NiSource reported net income of $20.0 million, or $0.08 per basic share, for the three months ended September 30, 2008, compared to net income of $11.0 million, or $0.04 per basic share, for the third quarter 2007. Income from continuing operations was $32.6 million, or $0.12 per basic share, for the three months ended September 30, 2008, compared to $7.9 million, or $0.03 per basic share, for the third quarter 2007. Operating income was $107.9 million, a decrease of $1.6 million from the same period in 2007. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2008 were 274.0 million compared to 273.9 million at September 30, 2007.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2008, were $616.4 million, a $4.6 million increase from the same period last year. This increase in net revenues was attributable to higher net revenues from Electric Operations, Gas Transmission and Storage Operations and Other Operations of $2.8 million, $1.8 million and $1.2 million, respectively. Net revenues from Electric Operations increased primarily due to the impact of a $33.5 million settlement in third quarter of 2007 related to the cost of power purchased by Northern Indiana in 2006 and 2007, incremental revenues of $3.8 million from the new Sugar Creek plant and $2.6 million in increased industrial net revenues. These increases in net revenues were partially offset by lower wholesale sales of $13.9 million, lower residential and commercial sales volumes and margins of $8.9 million, the impact of cooler weather of approximately $7 million and $4.3 million of non-recoverable purchased power. The non-recoverable purchased power costs are due to the settlement reached in 2007 by Northern Indiana with regulatory stakeholders and large customers as noted previously. The increase in Gas Transmission and Storage net revenues was due to increased subscriptions for firm transportation services of $7.2 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system partially offset by $3.0 million of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
lower shorter-term transportation and storage services. Increased net revenues from Other Operations resulted from higher commercial and industrial gas marketing revenues. These increases in net revenues from Electric, Gas Transmission and Storage and Other Operations were partially offset by slightly lower net revenues from Gas Distribution Operations of $2.7 million due primarily to decreased revenues of $4.4 million from the implementation of the Columbia of Ohio Stipulation entered into with the Ohio Consumers’ Counsel and PUCO at the end of 2007, partially offset by increases from regulatory trackers of $3.1 million, and increases in rate proceedings.
Operating Expenses
Operating expenses for the third quarter 2008 were $511.9 million, an increase of $7.0 million from the 2007 period. This increase was primarily due to higher electric generation and maintenance expenses of $5.0 million, which include incremental costs associated with the Sugar Creek facility, a $3.6 million increase in depreciation, higher uncollectible accounts of $2.8 million and higher property and other taxes of $3.0 million. These increases in expense were partially offset by lower NiSource Insurance Corporation costs of $5.4 million. Higher employee and administrative costs for the quarter were mostly offset by an adjustment decreasing employee benefits expense. Third quarter results include a $19.6 million adjustment decreasing medical expenses due to a misclassification of certain claims in prior periods. This adjustment had no impact on actual medical claims paid or coverage to active or retiree benefit participants.
Other Income (Deductions)
Interest expense, net was $100.2 million for the quarter, a decrease of $0.9 million compared to the third quarter of 2007. This decrease was due primarily to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility. Other, net was income of $20.8 million for the current quarter compared to income of $1.2 million for the comparable 2007 period due to the sale of an investment and lower costs associated with the sale of accounts receivable. On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million. JOF Transportation Company held 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.
Income Taxes
NiSource recognized an income tax benefit for the third quarter of 2008 of $4.1 million due to recent legislation in Massachusetts (described below) compared to income tax expense of $1.7 million in the third quarter of 2007. This tax benefit was partially offset by income taxes recorded on higher pretax income in the third quarter of 2008 versus the third quarter of 2007. In addition, a $1.6 million reduction in tax expense was recorded in the third quarter of 2007 for 2006 tax provision to return adjustments.
On July 3, 2008, the Governor of Massachusetts signed into law a bill that overhauls the Massachusetts corporate income tax regime. Under the new law, which becomes effective for tax years beginning on or after January 1, 2009, NiSource will calculate its Massachusetts income tax liability on a unitary basis, meaning that the income tax obligation to the Commonwealth of Massachusetts is determined based on an apportioned share of all of NiSource’s income, rather than just the income of NiSource’s subsidiaries doing business in Massachusetts. Because of NiSource’s substantial operations outside of Massachusetts, the new law has the impact of reducing the deferred income tax liability to Massachusetts. Under SFAS 109, NiSource must recognize the impact of this tax law change in the quarter it is enacted. As a result, income tax expense and the deferred income tax liability have been reduced by $13.5 million in the third quarter of 2008.
Discontinued Operations
For the three months ended September 30, 2008, NiSource recognized a $12.6 million loss from discontinued operations compared to a gain from discontinued operations of $3.1 million in the comparable 2007 period. NiSource recorded $6.1 million for the after-tax loss from discontinued operations associated with CER for interest cost related to the Tawney proceedings. In the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities, Granite State Gas and Whiting Clean Energy as discontinued operations. As such, a net loss of $1.4 million was classified as net income (loss) from discontinued operations for the three months ended September 30, 2008, and net income of $1.8 million was reclassified for the three months ended September 30, 2007. In the third quarter of 2008, NiSource recorded an estimated after-tax loss adjustment of $5.1 million for the disposition of Northern Utilities, Granite State Gas and Whiting Clean Energy. In the third quarter of 2008, NiSource began accounting for the operations of NiSource Retail Services as discontinued operations. As such, income from continuing operations of $0.1 million was classified as net income (loss) from discontinued operations for the three months ended September 30, 2008, and net income of $0.1 million was reclassified for the three months ended September 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Results of Operations
Nine Months Ended September 30, 2008
Net Income
NiSource reported a net loss of $83.0 million, or $0.30 loss per basic share, for the nine months ended September 30, 2008, compared to net income of $254.4 million, or $0.93 per basic share, for the first nine months of 2007. Income from continuing operations was $242.8 million, or $0.89 per basic share, for the nine months ended September 30, 2008, compared to $243.4 million, or $0.89 per basic share, for the comparable 2007 period. Operating income was $619.0 million, a decrease of $65.0 million from the same period in 2007. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2008 were 274.0 million compared to 273.8 million at September 30, 2007.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2008, were $2,326.5 million, a $5.1 million decrease from the same period last year. Lower Electric Operations net revenues of $15.5 million and a slight decrease of $2.2 million in Gas Distribution net revenues were partially offset by higher Gas Transmission and Storage net revenues of $10.2 million. The decrease in Electric Operations net revenues was primarily due to lower residential and commercial sales volumes and margins of $22.0 million, lower wholesale transactions of $12.8 million, $10.8 million of non-recoverable purchased power, the impact of cooler weather of approximately $10 million and $9.6 million of higher non-recoverable MISO charges. These decreases in Electric Operations net revenues were partially offset by the impact of a $33.5 million settlement in third quarter of 2007 related to the cost of power purchased by Northern Indiana in 2006 and 2007, $10.9 million in increased industrial net revenues and incremental revenues of $5.1 million from the new Sugar Creek plant. Gas Distribution net revenues decreased $2.2 million due primarily to warmer weather of approximately $14 million, reduced revenues of $7.7 million from the implementation of the Columbia of Ohio Stipulation entered into with the Ohio Consumers’ Counsel and PUCO at the end of 2007 and decreased industrial and commercial margins of $5.7 million, partially offset by increased residential usage of $7.9 million, increased net revenues of $8.6 million from rate proceedings and an increase in the gas cost adjustment. Gas Transmission and Storage Operations’ increase in net revenues was primarily due to higher subscriptions for firm transportation services of $18.5 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system partially offset by lower shorter-term transportation and storage services and commodity related charge revenues of $6.7 million.
Operating Expenses
Operating expenses for the first nine months of 2008 were $1,714.5 million, an increase of $59.1 million from the comparable 2007 period. This increase was primarily due to higher employee and administrative expenses of $29.6 million, a $19.1 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008, higher electric generation and maintenance expenses of $11.8 million and higher property and other taxes of $5.8 million. These increases in expense were partially offset by a $6.6 million impairment charge recognized in the comparable 2007 period related to base gas at a storage field, lower NiSource Insurance Corporation costs of $5.4 million and a $2.9 million gain recognized on the sale of certain Columbia Gulf offshore assets. Employee and administrative costs were partially offset by an adjustment decreasing employee benefits expense. The year-to-date results include a $12.7 million adjustment decreasing medical expenses due to a misclassification in 2007 of certain claims. This adjustment had no impact on actual medical claims paid or coverage to active or retiree benefit participants. The higher generation and maintenance expenses were primarily attributable to a planned turbine and boiler maintenance and a generator overhaul, as well as $2.3 million in incremental costs associated with the Sugar Creek facility.
Other Income (Deductions)
Interest expense, net was $279.4 million for the first nine months of 2008 compared to $298.6 million for the first nine months of last year. This decrease of $19.2 million was mainly due to lower short-term interest rates and credit facility fees, and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility. Other, net was income of $20.6 million for the first nine months of 2008 compared to a loss of $1.8 million for the comparable 2007 period due to the sale of an investment and lower costs associated with the sale of accounts receivable. On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
to Lehigh Service Corporation for a pre-tax gain of $16.7 million. JOF Transportation Company held 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.
Income Taxes
Income taxes for the first nine months of 2008 were $117.4 million, a decrease of $22.8 million compared to the first nine months of 2007 due primarily to recent legislation in Massachusetts that reduced income tax expense by $13.5 million in the third quarter of 2008 (discussed above) and lower pretax income. The effective tax rate for the first nine months of 2008 was 32.6% compared to 36.6% for the comparable period last year due to the impact of the recent legislation in Massachusetts. Absent the adjustment for Massachusetts deferred income taxes discussed above, the effective tax rates for the nine months ended September 30, 2008 and September 30, 2007 are comparable.
Discontinued Operations
For the nine months ended September 30, 2008, NiSource recognized a $325.8 million loss from discontinued operations compared to income from discontinued operations of $11.0 million in the comparable 2007 period. This loss is primarily attributable to an adjustment to the reserve for the Tawney litigation discussed previously. In addition, in the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities, Granite State Gas and Whiting Clean Energy as discontinued operations. As such, net income of $3.2 million was classified as net income (loss) from discontinued operations for the nine months ended September 30, 2008, and net income of $3.7 million was reclassified for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, NiSource recorded an estimated after-tax loss of $103.9 million for the dispositions of Northern Utilities, Granite State Gas and Whiting Clean Energy. In the third quarter of 2008, NiSource began accounting for the operations of NiSource Retail Services as discontinued operations. As such, net income from continuing operations of $0.4 million was classified as net income (loss) from discontinued operations for the nine months ended September 30, 2008, and no amount was reclassified for the nine months ended September 30, 2007.
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
On September 23, 2008, NiSource supplemented its $1.5 billion revolving credit facility (which extends into 2011) with a new $500 million credit agreement. This agreement is designed to provide ample liquidity to fund ongoing operations and accommodate the company’s seasonal cash flow requirements, such as the purchase of natural gas supplies to meet customer needs, as well as to provide for short-term payment requirements related to the Tawney settlement.
Operating Activities
Net cash flows from operating activities for the nine months ended September 30, 2008 were $250.3 million, a decrease of $148.6 million from the first nine months of 2007. A $116.4 million increase in deferred taxes was more than offset by net changes in assets and liabilities. The weather and gas prices significantly impacted working capital. Higher gas prices in 2008 increased the cash requirements for inventories and unrecovered gas cost. Periodic rate filings will generally allow for recovery of higher gas prices in future periods. In addition, increases in regulatory assets, including a bad debt tracker, Percentage of Income Payment Plan, and the pass back to customers per the Columbia of Ohio stipulation settlement, generated a use of working capital.
Pension and Other Postretirement Plan Funding. Consistent with the overall stock market decline, NiSource’s pension assets have incurred a negative return on assets of approximately 17% for 2008 through September 30, 2008. As a result, NiSource expects that cash contributions for pension benefit plans and pension expense will likely be higher in 2009 and future periods. NiSource expects to make contributions of $6.1 million to its pension plans and $38.3 million to its other postretirement benefit plans during 2008, which could change depending on

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
market conditions. Through September 30, 2008, NiSource has contributed $4.8 million to its pension plans and $27.1 million to its other postretirement benefit plans.
Investing Activities
Cash capital expenditures of $679.4 million during the first nine months of 2008 were $173.8 million higher than the comparable 2007 period. The spending for the first nine months primarily reflected on-going system improvements and upgrades to maintain service and reliability. Capital spending will be higher in 2008 compared to last year, mainly for increased integrity-management expenditures and growth projects in the Gas Transmission and Storage Operations segment, expenditures to replace key generation unit components within the Electric Operations segment, and bare steel replacement programs in the Gas Distribution Operations segment.
Due to recent developments in the broader economy, management is considering reducing capital expenditures below $1 billion annually for 2009 and 2010. Management will continue to evaluate economic conditions as it sets capital budgets in the future.
On May 30, 2008, Northern Indiana purchased the Sugar Creek facility for $329.7 million.
Proceeds from disposition of assets primarily included the Whiting Clean Energy sale proceeds of $217.2 million.
Restricted cash activity consisted of an increase of $186.1 million in restricted cash balances compared to a decrease of $44.6 million of restricted cash balances for the first nine months of 2008 and 2007, respectively. This increase in restricted cash balances is due to the volatility in forward gas contracts, which resulted in increased margin deposits on open derivative contracts at September 30, 2008.
Financing Activities
Long-Term Debt. During July 2008, Northern Indiana redeemed $24.0 million of its medium-term notes, with an average interest rate of 6.80%.
On May 15, 2008, NiSource Finance issued $500.0 million of 6.80% unsecured notes that mature January 15, 2019 and $200.0 million of 6.15% unsecured notes that mature on March 1, 2013. The notes due in 2013 constitute a further issuance of the $345.0 million 6.15% notes issued February 19, 2003, and will form a single series having an aggregate principal amount outstanding of $545.0 million.
On August 31, 2007, NiSource Finance issued $800 million of 6.40% 10.5-year unsecured notes that mature March 15, 2018.
Jasper County Pollution Control Bonds. Northern Indiana has seven series of Jasper County Pollution Control Bonds with a total principal value of $254 million currently outstanding. Prior to March 25, 2008, each of the series bore interest at rates established through auctions that took place at either 7, 28, or 35 day intervals. Between February 13, 2008 and March 5, 2008, Northern Indiana received notice that six separate market auctions of four series of the Jasper County Pollution Control Bonds had failed. As a result, those series representing an aggregate principal amount of $112 million of the Jasper County Pollution Control Bonds bore interest at default rates equal to 15% or 18% per annum. Subsequent auctions were successful, but resulted in interest rates between 5.13% and 11.0%, which were in excess of historical market rates. These auction failures were attributable to the resulting lack of liquidity in the auction rate securities market, largely driven by the turmoil in the bond insurance market. The Jasper County Pollution Control Bonds are insured by either Ambac Assurance Corporation or MBIA Insurance Corporation.
Northern Indiana converted all seven series of Jasper County Pollution Control Bonds from the auction rate mode to a variable rate demand bond mode between March 25, 2008 and April 11, 2008 and repurchased the bonds as part of the conversion process. Between April 11, 2008 and August 24, 2008, all of the Jasper County Pollution Control Bonds were held in Northern Indiana’s treasury. On August 25, 2008, Northern Indiana converted all of the Jasper County Pollution Control Bonds from a variable rate demand mode to a fixed rate mode, and reoffered the bonds to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
external investors. As a result of the fixed rate conversion and reoffering process, the weighted average interest rate is now fixed at 5.58%.
Northern Indiana reflected the Jasper County Pollution Control Bonds as an offset to long-term debt within the Condensed Consolidated Balance Sheet (unaudited) as of March 31 and June 30, 2008 upon repurchase and the debt was considered extinguished per SFAS No. 140. As such, unamortized debt expense of $4.6 million previously recorded under deferred charges and other was reclassified to a regulatory asset. The Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2008 reflects the reissuance of the long term debt. The repurchase and the subsequent re-issuance of these bonds are included under, “Financing Activities,” in the Condensed Statement of Consolidated Cash Flow (unaudited).
Credit Facilities. During September 2008, NiSource Finance entered into a new $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that expires March 23, 2009. During July 2006, NiSource Finance amended its $1.25 billion five-year revolving credit facility increasing the aggregate commitment level to $1.5 billion, extending the termination date by one year to July 7, 2011, and reduced the cost of borrowing. These facilities are designed to provide a reasonable cushion of short-term liquidity for general corporate purposes and in anticipation of continuing volatile natural gas prices, as well as to provide for short-term payment requirements related to the Tawney settlement.
NiSource Finance had outstanding credit facility borrowings of $1,263.0 million at September 30, 2008, at a weighted average interest rate of 3.99%, and borrowings of $1,061.0 million at December 31, 2007, at a weighted average interest rate of 5.43%.
As of September 30, 2008 and December 31, 2007, NiSource Finance had $90.1 million and $110.4 million of stand-by letters of credit outstanding, respectively. At September 30, 2008, $3.7 million of the $90.1 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $86.4 million of stand-by letters of credit outstanding at September 30, 2008, $83.5 million resided under NiSource Finance’s five-year credit facility and $2.9 million resided under an uncommitted arrangement with another financial institution.
As of September 30, 2008, an aggregate of $653.5 million of credit was available under both credit facilities.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On July 1, 2006, the agreement was amended to increase the program limit from $300 million to $350 million. The agreement currently expires on June 26, 2009. As of September 30, 2008, $83.7 million of accounts receivable had been sold by CORC.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement with Citibank, N.A. under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 19, 2008, and can be renewed if mutually agreed to by both parties. As of September 30, 2008, NRC had sold $139.2 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s or Moody’s, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
Contractual Obligations. As of September 30, 2008, NiSource has $4.1 million of estimated federal and state income tax liabilities, including interest, recorded on its books in accordance with FIN 48. If or when such amounts may be settled is uncertain and cannot be estimated at this time. NiSource does not anticipate any significant changes to its liability for unrecognized tax benefits over the next twelve months.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $6.2 million and $17.8 million for the quarter and nine months ended September 30, 2008, respectively.
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
As a result of the ongoing credit crisis in the financial markets, NiSource has been closely monitoring the financial status of its banking credit providers and interest rate swap counterparties. NiSource continues to evaluate the financial status of its banking partners through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by the major credit rating agencies. On October 14, 2008, the U.S. Treasury Department announced plans to inject as much as $250 billion into U.S. banks and savings and loan institutions, (the TARP Capital Purchase Program), in an attempt to improve the financial position of U.S. banks. In addition, the Federal Reserve is evaluating the acquisition of several financial institutions by larger banks having stronger financial positions. As a result of these two recent initiatives, NiSource believes the financial status of its banking partners is generally strong, and will continue to improve as a result of these federal government actions.
Prior to the U.S. Treasury’s announcement of the TARP Capital Purchase Program and the announcement of certain bank acquisitions as described above, the parent company of one of NiSource’s interest rate swap counterparties, Lehman Brothers Holdings Inc., filed for Chapter 11 bankruptcy protection, impacting the status of an outstanding swap in the notional amount of $110 million. As a result, on September 15, 2008, NiSource Finance terminated a fixed-to-variable interest rate swap agreement with Lehman Brothers. NiSource Finance elected to terminate the swap when Lehman Holdings Inc., guarantor under the applicable International Swaps and Derivatives Association agreement, filed for Chapter 11 bankruptcy protection on September 14, 2008, which constituted an event of default under the swap agreement between NiSource Finance and Lehman Brothers Special Financing Inc. The mark-to-market close-out value of this swap at the September 15, 2008 termination date was determined to be $4.8 million. NiSource Finance recognized a $4.8 million reserve, which increases interest expense, for the Lehman swap and an additional $0.7 million reserve to recognize potential additional swap counterparty credit exposures.
NiSource also reviewed its exposure to all other counterparties including the other interest rate swap counterparties. Although NiSource concluded that there was no significant risk, an additional reserve of $0.7 million was recorded at September 30, 2008 to recognize credit risk related to one other counterparty. NiSource will continue to closely monitor events in the credit markets, as well as overall economic conditions in the nation and the markets we serve.
Fair Value Measurement
NiSource measures fair value in accordance with SFAS No. 157 for its financial assets and liabilities. The level of the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. NiSource’s financial assets and liabilities include price risk assets and liabilities, available-for-sale securities and a deferred compensation plan obligation.
Exchange-traded derivative contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. The company uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures.
Price risk management assets also include fixed-to-floating interest-rate swaps, which are designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. NiSource uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as current and projected interest rates and volatility. As they are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy. Credit risk is considered in the fair value calculation of the interest rate swap. Credit exposures are adjusted to reflect collateral agreements which reduce exposures.
Available-for-sale securities include assets in NiSource’s deferred compensation trust and investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently, take into consideration default risk, and are generally classified within Level 2.
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
Refer to Note 11, “Fair Value of Financial Assets,” in the Notes to the Condensed Consolidated Financial Statements for additional information on NiSource’s fair value measurements.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilize a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.2 million, $0.3 million and $0.1 million during the third quarter of 2008, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk. Power and gas derivative contracts entered into to manage price risk associated with Whiting Clean Energy were limited to quantities surrounding the physical generation capacity of Whiting Clean Energy and the gas requirements to operate the facility.
Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $512.7 million of commodity-related payments for its current subsidiaries involved in energy marketing to satisfy requirements under forward gas sales. These

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
NiSource has purchase and sales agreement guarantees totaling $297.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has other guarantees outstanding. Refer to Note 17-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.
Other Information
Critical Accounting Policies
Goodwill Assets. NiSource’s goodwill assets at September 30, 2008 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill balances at September 30, 2008 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
In the quarters ended June 30, 2008 and June 30, 2007, NiSource performed its annual impairment test of goodwill associated with the purchases of Columbia, Northern Indiana Fuel and Light and Kokomo Gas. For the purpose of testing impairment of the goodwill recorded in the acquisition of Columbia, the related subsidiaries were aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. The results of the June 30 impairment tests indicated that no impairment charge was required, as the fair values of the reporting units exceeded the carrying values. NiSource uses the discounted cash flow method to estimate the fair value of its reporting units for the purposes of this test. This valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.
As of September 30, 2008, NiSource’s market capitalization was approximately $4.0 billion, while NiSource’s net assets, inclusive of goodwill, were $4.7 billion. NiSource’s market capitalization at June 30, 2008 of approximately $4.9 billion was above NiSource’s net asset value when the annual impairment test was performed. In accordance with paragraph 28 of SFAS No. 142, NiSource considered whether there were any events or changes in circumstances during the third quarter that would more likely than not reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test and concluded that there were none. NiSource attributes the decline in its market capitalization primarily to the overall stock market decline resulting from the credit crisis taking place in the United States, and not any fundamental change in NiSource’s regulated gas distribution and gas transmission and storage businesses that comprise the reporting units for which goodwill is attributable. NiSource’s stock price decline of 21.9% from December 31, 2007 compares to the overall declines of the S&P Utilities Average and Dow Jones Industrial Average, of 22.3% and 18.2% respectively, over the same nine-month time period. NiSource considers the decline in its stock price, and the underlying reasons for that decline, to be short-term and not indicative of an actual decline in the company’s fair value.
NiSource’s reportable entities with goodwill consist of regulated companies. Regulated recovery rates and approved rate of returns allow for more predictable and steady streams of revenues and cash flows which helps mitigate the impacts that might otherwise be felt from the recessionary trends seen in other industries and also adds more reliability to the cash flow forecasts used to calculate fair value. NiSource reviewed its estimates and assumptions used in the discounted cash flow model at June 30, 2008, noting that there are no significant changes that would be

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
made in light of the changing economic circumstances during the third quarter. It should also be noted that NiSource’s ability to obtain credit remains strong as evidenced by a new short-term credit facility of $500 million that was obtained on September 23, 2008 and Northern Indiana’s re-issuance of the Jasper County Pollution Control Bonds for $254 million on August 25, 2008 with a weighted average interest rate now fixed at 5.58%.
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
In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued.
See Note 11, “Fair Value of Financial Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the adoption of SFAS No. 157.
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
On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations. Refer to Note 14, “Pension and Other Postretirement Benefits,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
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
FSP FIN 39-1 – FASB Staff Position Amendment of FASB Interpretation No. 39. In April 2007, the FASB posted FSP FIN 39-1 to amend paragraph 3 of FIN 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. This FSP also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This FSP became effective for NiSource as of January 1, 2008. NiSource has not elected to net fair value amounts for its derivative instruments or the fair value amounts recognized for its right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. This is consistent with NiSource’s current accounting policy prior to the adoption of this amended standard. NiSource discloses amounts recognized for the right to reclaim cash collateral within “Restricted cash” and amounts recognized for the right to return cash collateral within current liabilities on the Consolidated Balance Sheets.
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
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 13, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 161 – Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statement with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. NiSource is currently reviewing the provisions of SFAS No. 161 to determine the impact it may have on its disclosures within the Notes to Condensed Consolidated Financial Statements (unaudited).
SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. NiSource is currently reviewing the provisions of SFAS No. 160 to determine the impact it may have on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
 Gas Distribution Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Net Revenues
Sales Revenues	$621.3	$523.5	$4,095.1	$3,435.5
Less: Cost of gas sold (excluding depreciation and amortization)	436.3	335.8	3,029.3	2,367.5

Net Revenues	185.0	187.7	1,065.8	1,068.0

Operating Expenses
Operation and maintenance	157.6	146.7	578.2	550.6
Depreciation and amortization	56.9	56.7	171.2	168.2
(Gain) loss on sale of assets	—	—	—	(0.4)
Other taxes	26.7	25.5	128.0	123.2

Total Operating Expenses	241.2	228.9	877.4	841.6

Operating Income (Loss)	$(56.2)	$(41.2)	$188.4	$226.4

Revenues ($ in Millions)
Residential	271.2	219.6	2,190.7	1,936.3
Commercial	108.0	81.7	778.0	675.7
Industrial	57.6	48.2	229.0	209.1
Off System	172.9	161.1	782.8	468.3
Other	11.6	12.9	114.6	146.1

Total	621.3	523.5	4,095.1	3,435.5

Sales and Transportation (MMDth)
Residential	15.3	15.9	186.4	189.5
Commercial	16.7	18.4	121.2	122.0
Industrial	92.3	88.9	284.8	276.2
Off System	16.6	24.3	77.0	65.4
Other	0.1	0.1	0.8	0.6

Total	141.0	147.6	670.2	653.7

Heating Degree Days	20	33	3,150	3,157
Normal Heating Degree Days	52	52	3,192	3,163
% Colder (Warmer) than Normal	(62)%	(37)%	(1)%	0%
Customers
Residential			2,969,166	2,977,935
Commercial			274,383	273,663
Industrial			7,991	8,016
Other			72	79

Total			3,251,612	3,259,693

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
 Gas Distribution Operations(continued)
Regulatory Matters
Significant Rate Developments. Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008, requesting an increase in base rates in excess of $80 million annually. Columbia of Ohio is seeking recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. A settlement agreement was filed on October 24, 2008. The agreement recommends an annual revenue increase of $47.1 million, and also provides for recovery of costs associated with Columbia of Ohio’s infrastructure rehabilitation program. Rate design issues are to be resolved by the PUCO. The case is currently pending, and is expected to be resolved before the end of 2008.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania Public Utility Commission, seeking an increase of approximately $60 million annually, effective October 28, 2008. Through this filing, Columbia of Pennsylvania sought to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement with the Pennsylvania Public Utilities Commission. On October 23, 2008, the Pennsylvania Public Utilities Commission issued an order approving the settlement as filed, increasing annual revenues by $41.5 million.
On October 17, 2007, Bay State petitioned the DPU to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The DPU held hearings on this matter in the first quarter of 2008 and issued an order denying Bay State’s petition on April 30, 2008. NiSource has decided not to appeal this case, and continues to weigh its options. On July 16, 2008, the DPU issued an order in its generic decoupling proceeding for gas utilities.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland Public Service Commission, seeking an increase of approximately $3.7 million annually. New rates are expected to take effect during the second quarter of 2009.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations(continued)
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint Stipulation submitted on behalf of Columbia of Ohio. This Stipulation is a result of a process that began on April 13, 2005 with a PUCO ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The Stipulation provides for: establishment of accounting for and recovery of costs resulting from the Staff’s investigation; Columbia’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this Stipulation provides for: Columbia’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings. As of September 30, 2008, Columbia of Ohio has approximately $38.5 million in costs associated with the gas riser and customer service line programs recorded as a regulatory asset and/or capitalized plant.
On December 28, 2007, Columbia of Ohio entered into a Stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The Stipulation calls for an accelerated pass back to customers of $36.6 million that will occur from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. Approximately $21.2 million was passed back through September 2008. The Stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.
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
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of September 30, 2008, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Distribution Operations amounted to zero and $0.9 million for the third quarter and first nine months of 2008, respectively, and the restructuring liability remaining at September 30, 2008 was zero. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding restructuring initiatives.
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
NiSource Inc.
Gas Distribution Operations(continued)
Northern Utilities as discontinued operations. As such, a net loss of $1.3 million and net income of $5.0 million from continuing operations for Northern Utilities, which affected the Gas Distribution Operations segment, was classified as net income from discontinued operations for the three months and nine months ended September 30, 2008, respectively, and there was a net loss of $1.4 million and net income of $3.2 million reclassified for the three months and nine months ended September 30, 2007, respectively. Refer to Note 5, “Discontinued Operations and Assets Held for Sale,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Weather
In general, NiSource calculates the weather related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. Normal is evaluated using heating degree days across the NiSource distribution region. While the temperature base for measuring heating degree-days (i.e. the estimated average daily temperature at which heating load begins) varies slightly across the region, the NiSource composite measurement is based on 62 degrees. NiSource composite heating degree-days reported do not directly correlate to the weather related dollar impact on the results of Gas Distribution operations. Heating degree-days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather related dollar impacts on operations when there is not an apparent or significant change in the aggregated NiSource composite heating degree-day comparison.
Weather in the Gas Distribution Operation’s territories for the third quarter of 2008 was 62% warmer than normal and 39% warmer than the comparable quarter in 2007.
Weather in the Gas Distribution Operation’s territories for the first nine months of 2008 was close to normal and comparable to the same period in 2007.
Throughput
Total volumes sold and transported of 141.0 MMDth for the third quarter of 2008 decreased slightly by 6.6 MMDth from the same period last year. Decreases in residential, commercial and off-system sales volumes resulting primarily from warmer weather were mostly offset by increased industrial usage in the current period compared to the same period last year.
Total volumes sold and transported of 670.2 MMDth for the first nine months of 2008 increased 16.5 MMDth from the same period last year. This increase in volume was primarily due to higher off-system sales and increased industrial usage for the first nine months of 2008 compared to the same period last year.
Net Revenues
Net revenues for the three months ended September 30, 2008 were $185.0 million, a decrease of $2.7 million from the same period in 2007, due primarily to decreased revenues of $4.4 million from the implementation of the Columbia of Ohio Stipulation entered into with the Ohio Consumers’ Counsel and the PUCO at the end of 2007, partially offset by increases from regulatory trackers of $3.1 million.
Net revenues for the nine months ended September 30, 2008 were $1,065.8 million, a decrease of $2.2 million from the same period in 2007, due primarily to warmer weather of approximately $14 million, reduced revenues of $7.7 million from the implementation of the Columbia of Ohio Stipulation entered into with the Ohio Consumers’ Counsel and the PUCO at the end of 2007 and decreased industrial and commercial margins of $5.7 million. These decreases were partially offset by increased residential usage of $7.9 million, increased net revenues of $8.6 million from rate proceedings and an increase in the gas cost adjustment
Operating Income
For the third quarter of 2008, Gas Distribution Operations reported an operating loss of $56.2 million compared to an operating loss of $41.2 million for the same period in 2007. The increase in operating loss was attributable to higher operating expenses of $12.3 million, inclusive of an increase in regulatory tracker expenses of $2.5 million which are offset in revenues, and lower net revenues described above. Operating expenses increased primarily due

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
 Gas Distribution Operations(continued)
to higher uncollectible accounts of $2.4 million, the impact of a $2.4 million reduction of expense incurred in 2007 for a regulatory initiative and a $1.7 million increase in outside service cost and higher property and other taxes.
For the first nine months of 2008, Gas Distribution Operations reported operating income of $188.4 million compared to operating income of $226.4 million for the same period in 2007. The decrease in operating income was primarily attributable to increased operating expenses of $35.8 million. Operating expense increases were primarily due to higher employee and administrative expenses of $12.1 million, increased property and other taxes of $4.8 million, higher depreciation expense of $3.0 million, higher uncollectible accounts of $2.6 million and the impact of a $2.4 million reduction of expense incurred in 2007 for a regulatory initiative.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
 Gas Transmission and Storage Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007

Operating Revenues
Transportation revenues	$155.8	$154.2	$491.4	$480.4
Storage revenues	44.6	44.4	134.7	134.8
Other revenues	0.9	0.9	2.5	3.2

Total Operating Revenues	201.3	199.5	628.6	618.4

Operating Expenses
Operation and maintenance	80.3	84.9	243.9	241.1
Depreciation and amortization	29.1	29.4	87.8	87.4
Impairment and (gain) loss on sale of assets	0.1	—	(3.9)	6.4
Other taxes	12.9	12.8	42.8	41.9

Total Operating Expenses	122.4	127.1	370.6	376.8

Equity Earnings in Unconsolidated Affiliates	3.4	2.6	7.0	7.8

Operating Income	$82.3	$75.0	$265.0	$249.4

Throughput (MMDth)
Columbia Transmission
Market Area	217.5	170.1	770.7	742.1
Columbia Gulf
Mainline	156.2	163.8	482.3	489.8
Short-haul	67.7	68.4	212.8	159.6
Columbia Pipeline Deep Water	—	0.6	0.9	2.1
Crossroads Gas Pipeline	8.4	8.2	27.5	27.6
Intrasegment eliminations	(128.7)	(129.9)	(398.0)	(419.9)

Total	321.1	281.2	1,096.2	1,001.3

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
NiSource Energy Partners, L.P.
On December 21, 2007, NiSource Energy Partners, L.P., an MLP and subsidiary of NiSource, filed a Form S-1 registration statement with the SEC in which it proposed making an initial public offering of common units in the MLP and NiSource proposed contributing its interest in Columbia Gulf to the MLP. NiSource management believes the formation of an MLP is a natural complement to NiSource’s gas transmission and storage growth strategy, and should provide NiSource access to competitively priced capital to support future growth investment. The initial public offering will not occur in 2008 due to the damage sustained at Columbia Gulf’s Hartsville, Tennessee, compressor station, following the tornados at the facility as described previously, as well as overall financial market conditions.
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
The reconfigured Millennium project relies on completion of some or all of several other related pipeline projects proposed by Empire, Algonquin, and Iroquois collectively referred to as the “Companion Pipelines.” The December 21, 2006 certificate order also granted the necessary project approvals to the Companion Pipelines. Construction began on June 22, 2007 with a projected in-service date in December 2008. Mainline construction activities continue to proceed. All shipments of pipe and deliveries to various pipeyards are complete. The project includes twelve horizontal direction drill sites, four of which are complete and eight are in process. Construction on the compressor station is progressing as planned.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium Pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing for Millennium is expected to be completed when debt capital market conditions improve. In the interim, Millennium will continue to be funded by the $800 million credit agreement, which extends through August 2010. Additional information on this guarantee is provided in Note 17-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
Hardy Storage Project
Hardy Storage completed its sixth full quarter of operations, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. Injections this year will allow the field to deliver up to 150,000 Dth of natural gas per day during the 2008-2009 winter heating season. Customers withdrew over 5.44 Bcf from the storage field during the 2007-2008 winter heating season. When fully operational in 2009, the field will have a working storage capacity of 12 Bcf, delivering more than 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Columbia Transmission, the operator of Hardy Storage, has expanded its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of these transmission facilities is complete and the facilities were placed into full service during the first half of 2008.
Florida Gas Transmission Expansion Project
An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission was held in late 2007 and contracts for 100,000 Dth per day of capacity were executed. This project was placed into service in May 2008.
Eastern Market Expansion Project
On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. This Eastern Market Expansion is projected to add 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. On January 14, 2008, the FERC issued a favorable order which granted a certificate to construct the project. Construction of the facilities is underway and the project is expected to be in service by April 2009.
Appalachian Expansion Project
On February 29, 2008, Columbia Transmission filed an application before the FERC for approval to build a new 9,470 horsepower compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. On August 22, 2008,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
 Gas Transmission and Storage Operations (continued)
the FERC issued a favorable order which granted a certificate to construct the project. Construction is in progress and the project is expected to be in service in the fourth quarter of 2009.
Ohio Storage Project
On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 MMDths and 103,400 Dth per day of daily deliverability. If required approvals are granted as requested, construction would begin in 2009 and the expanded facilities would be placed in service by the end of 2009. The expansion capacity is 58% contracted on a long-term, firm basis.
New Penn Transmission Project
During the first quarter of 2008, Columbia Transmission concluded an open season to gauge customer interest in a new pipeline system to provide 500,000 Dth per day of firm service from storage facilities near Leidy, PA to a new interconnection with Millennium Pipeline in Steuben County, New York in 2010. NiSource is continuing to explore interest in this project and other demand for capacity in the region.
Centerville Expansion Project
An open season to solicit interest and receive bids for expanded capacity on Columbia Gulf’s system for delivery to Southern Natural Gas and the Louisiana intrastate pipeline market was held during the first quarter of 2008, and bids for 60,000 Dth per day of capacity were submitted. The remaining 175,000 Dth per day of capacity is expected to be sold under firm contracts prior to the facilities being placed into service. The project is expected to be placed into service in late 2010.
MarkWest Energy Partners, LP Joint Venture Project
In August 2008, Columbia Transmission and MarkWest Energy Partners, LP, announced their intention to jointly develop several natural gas gathering and processing projects to support increased natural gas production in the Appalachian Basin. The two companies are in discussions with several natural gas producers to provide new gathering and gas processing services in association with Columbia Transmission’s existing Majorsville, WV, compressor station, located in the northern panhandle area of West Virginia and Western Pennsylvania.
Columbia Penn Project
In September 2008, Columbia Transmission announced its intention to develop additional natural gas transmission, gathering and processing services along and around its existing pipeline corridor between Waynesburg, PA, and Corning, NY, referred to as the “Columbia Penn” corridor. This two-phased development will accelerate access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation which underlies Columbia Transmission’s transmission and storage network in the region. Phase I is anticipated to give customers access to capacity in early 2009, while Phase II would be available by the end of 2009.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the nine months ended September 30, 2008 approximately 90.2% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.5% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 88.7% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 5.3% of transportation revenues derived from usage

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
 Gas Transmission and Storage Operations (continued)
fees under firm contracts for the nine months ended September 30, 2007.
Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short-term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the nine months ended September 30, 2008 and 2007, approximately 4.3% and 6.0% of the transportation revenues were derived from interruptible contracts, respectively.
Significant FERC Developments
Columbia Gulf and Columbia Transmission are cooperating with the FERC on an informal, non-public investigation of certain operating practices regarding tariff services offered by those companies. Although the companies are continuing to cooperate with the FERC in an effort to reach a consensual settlement, it is likely that any settlement will require the payment of fines or refunds. Management does not expect these fines and refunds to be material to the results of operations for 2008.
Hartsville and Delhi Compressor Stations
On February 5, 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements of 2.156 Bcf per day could not be met. Since that time Columbia Gulf has constructed both temporary and permanent facilities at Hartsville. On July 19, 2008, the station completed the installation of temporary horsepower and restored capacity to flow up to 2.156 Bcf per day. During the next 12 to 14 months, the temporary facilities that were constructed to restore system capabilities will be replaced with a permanent solution. The temporary capacity will remain in place while the permanent solution is installed. NiSource expects the majority of the reconstruction costs for the compressor station and ancillary facilities and the business interruption losses caused by this event to be recovered through insurance.
On December 14, 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. One day later, Lines 200 and 300 were returned to service and gas flow was restored on December 16, 2007. On December 19, 2007, the U.S. Department of Transportation issued a Corrective Action Order. The Order required Columbia Gulf to develop a remedial work plan to restore Line 100 pipeline’s pressure and capacity. Between December 22, 2007 and June 30, 2008, the Line 100 pipeline operated at less than full pressure and full capacity. On July 1, 2008, Columbia Gulf received permission from the U.S. Department of Transportation to restore full pressure and full capacity on the Line 100 pipeline. Columbia Gulf continues to operate under this Order. NiSource expects to recover a portion of the pipeline replacement costs plus business interruption losses through insurance.
Sale of Columbia Gulf’s Offshore Assets
On June 27, 2008, Columbia Gulf sold a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline Company for $7.5 million, which resulted in a gain of $2.9 million that was recorded during the second quarter of 2008. Payment was received on July 1, 2008.
Sale of Granite State Gas
On February 15, 2008, NiSource reached a definitive agreement under which Unitil Corporation will acquire NiSource subsidiaries Northern Utilities and Granite State Gas for $160 million plus net working capital at the time of closing. Granite State Gas is an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Granite State Gas as discontinued operations. As such, net income of zero and $0.5 million from continuing operations for Granite State Gas, which affected the Gas Transmission and Storage Operations segment, was classified as net income from

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
discontinued operations for the three months and nine months ended September 30, 2008, respectively, and no amounts were reclassified for the three months and nine months ended September 30, 2007, respectively. Refer to Note 5, “Discontinued Operations and Assets Held for Sale,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Environmental Matters
Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of September 30, 2008, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
Payments made for all restructuring initiatives within Gas Transmission and Storage Operations amounted to $0.4 million and $0.9 million for the third quarter and first nine months of 2008, respectively, and the restructuring liability remaining at September 30, 2008 was $0.4 million. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding restructuring initiatives.
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 321.1 MMDth for the third quarter of 2008, compared to 281.2 MMDth for the same period in 2007. The increase of 39.9 MMDth for the three-month period was primarily due to incremental volumes transported into storage on Columbia Transmission.
Throughput totaled 1,096.2 MMDth for the first nine months of 2008, compared to 1,001.3 MMDth for the same year-ago period. The increase of 94.9 MMDth for the period was due primarily to incremental volumes transported from new interconnects along the Columbia Gulf pipeline system and market area transportation into storage on Columbia Transmission.
Net Revenues
Net revenues were $201.3 million for the third quarter of 2008, an increase of $1.8 million from the same period in 2007, primarily due to increased subscriptions for firm transportation services of $7.2 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system partially offset by $3.0 million of lower shorter-term transportation and storage services.
Net revenues were $628.6 million for the first nine months of 2008, an increase of $10.2 million from the same period in 2007, primarily due to increased subscriptions for firm transportation services of $18.5 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system. These increases in net revenues were partially offset by lower shorter-term transportation and storage services and commodity related charge revenues of $6.7 million and insurance proceeds from a business interruption claim that improved last year’s results by $2.6 million.
Operating Income
Operating income was $82.3 million for the third quarter of 2008 compared to $75.0 million in the third quarter of 2007. Operating income increased $7.3 million as a result of higher net revenues described above and a decrease in operating expenses of $4.7 million, which included lower employee and administrative costs and outside services expenses partially offset by a $3.5 million increase in a legal reserve. Equity earnings increased by $0.8 million due to higher earnings on Millennium and Hardy Storage.
Operating income was $265.0 million for the first nine months of 2008 compared to $249.4 million in the first nine months of 2007. Operating income increased $15.6 million as a result of higher net revenues described above and a decrease in operating expenses of $6.2 million, partially offset by a decrease in equity earnings of $0.8 million. Operating expenses decreased as a result of a $6.6 million impairment charge recognized in the comparable 2007 period related to base gas at a storage field, a $2.9 million gain recognized on the sale of certain Columbia Gulf offshore assets, $1.3 million in lower uncollectible accounts and lower insurance cost. These decreases in operating

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
expenses were partially offset by higher employee and administrative costs of $6.1 million, $4.1 million in increased legal reserves and a $2.8 million reversal of a reserve in the comparable 2007 period for a legal matter. Equity earnings decreased by $0.8 million due to lower earnings associated with Millennium partially offset by increased earnings from Hardy Storage, which was partially in service in 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
 Electric Operations

	Three Months		Nine Months
	Ended September, 30		Ended September 30,
(in millions)	2008	2007	2008	2007

Net Revenues
Sales revenues	$380.6	$378.7	$1,054.9	$1,040.3
Less: Cost of sales (excluding depreciation and amortization)	160.0	160.9	449.5	419.4

Net Revenues	220.6	217.8	605.4	620.9

Operating Expenses
Operation and maintenance	71.9	68.5	233.0	208.2
Depreciation and amortization	51.7	49.2	157.5	143.8
Gain on sale of assets	—	(0.2)	—	(0.2)
Other taxes	15.6	14.9	44.4	45.9

Total Operating Expenses	139.2	132.4	434.9	397.7

Operating Income	$81.4	$85.4	$170.5	$223.2

Revenues ($ in millions)
Residential	109.8	123.0	277.1	302.8
Commercial	107.2	108.4	274.3	292.5
Industrial	139.2	133.4	408.8	389.8
Wholesale	20.3	23.3	47.1	47.6
Other	4.1	(9.4)	47.6	7.6

Total	380.6	378.7	1,054.9	1,040.3

Sales (Gigawatt Hours)
Residential	980.0	1,129.2	2,532.6	2,768.2
Commercial	1,083.2	1,109.3	2,979.7	3,043.0
Industrial	2,403.8	2,409.8	7,294.0	7,083.2
Wholesale	220.9	437.1	550.8	782.2
Other	37.5	44.4	102.1	103.4

Total	4,725.4	5,129.8	13,459.2	13,780.0

Cooling Degree Days	504	606	705	919
Normal Cooling Degree Days	578	580	808	812
% Warmer (Colder) than Normal	(13%)	4%	(13%)	13%

Electric Customers
Residential			399,243	398,772
Commercial			53,197	52,378
Industrial			2,487	2,513
Wholesale			11	6
Other			754	755

Total			455,692	454,424

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
On October 24, 2008, Northern Indiana issued two requests for proposals to secure new sources of electric power to meet the future needs of its residential, commercial and industrial customers. The first request seeks capacity and energy proposals for up to 300 mw of electricity to address Northern Indiana’s projected electricity supply needs during the 2011 to 2016 time period. The second request seeks up to 300 mw of electricity generated from renewable sources and/or DSM technologies to address the Northern Indiana’s projected electricity supply needs beginning in 2011.
Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and filed its case-in-chief on August 29, 2008. The filing requests a two-step increase. Step One is a request for an increase in base rates calculated to produce additional gross margin of approximately $24 million. Step Two requests an additional increase to incorporate the return on and recovery of the Sugar Creek facility, which Northern Indiana purchased on May 30, 2008. The Step Two increase, if granted, would become effective as soon as the Sugar Creek facility is no longer committed to the PJM Interconnection market and is dispatched into MISO, but no later than June 1, 2010. The hearing on Northern Indiana’s case-in-chief is scheduled to begin on January 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Testimony from the OUCC and all intervenors will be due by April 17, 2009. Assuming the case goes through the full procedural schedule without settlement, the final hearing is scheduled to begin July 27, 2009 and new rates are anticipated to take effect in early 2010.
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In the base rate case filed on August 29, 2008, Northern Indiana stated in pre-filed testimony that it intends to retire the Mitchell station, demolish it, and remediate the site to industrial condition, subject to the ability to recover these costs.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $40.5 million and $44.3 million were recognized for electric customers for the first nine months of 2008 and 2007, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first nine months of 2008 non-fuel costs of $1.9 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $5.0 million were deferred. In the first nine months of 2008 and 2007, MISO costs of $6.9 million and $18.4 million, respectively, were deferred. In the base rate case filed in August 2008, Northern Indiana proposed a tracker for these MISO charges which are currently being deferred.

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
Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities “Joint Petitioners” filed a request to the IURC to participate in ASM and seek approval of timely cost recovery for the associated costs of participating. On August 13, 2008, the IURC issued a Phase I order, authorizing the Joint Petitioners authority to transfer additional balancing authority functions and to implement the operational changes necessary to participate in the ASM and to seek recovery of modified MISO charge-types via the FAC and to defer certain other MISO charge-types, pending a final determination on the issue of cost recovery. This order also created a subdocket for the purpose of further consideration of whether a cost-benefit analysis of participation in MISO or the MISO ASM should be required. Phase II of this proceeding deals with how the Joint Petitioners will approach the ASM, specifically related to operating reserves, and the specifics regarding cost recovery. The evidentiary hearing for Phase II is scheduled for December 22, 2008. At this time, Northern Indiana is unable to determine what impact the ASM will have on its operations or cash flows.
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
The IURC had issued an order on May 28, 2008 approving the purchase of Sugar Creek, but denied Northern Indiana’s request for deferral of depreciation expense and carrying costs related to the plant, beginning with the acquisition date, on the basis that the facility would not be used and useful property under traditional regulation until the facility was operating inside of MISO. The order also denied Northern Indiana’s request for alternative regulatory treatment of the plant, based on incomplete presentation of evidence, but provided for the establishment of a subdocket to allow for the proper presentation and consideration of alternative regulatory treatment. On June 6, 2008, Northern Indiana filed its (a) Verified Petition for Rehearing; (b) Request for Establishment of a Subdocket for Presentation and Consideration of an Alternative Regulatory Plan; and (c) Motion for Consolidation (a single document) in Cause No. 43396. The IURC established a subdocket for consideration of Northern Indiana’s Alternative Regulatory Plan. Northern Indiana’s case-in-chief was filed with the IURC on September 26, 2008 and an evidentiary hearing in the subdocket proceeding is scheduled for February 3 and 4, 2009. The subdocket proposes deferral of depreciation and carrying costs associated with Sugar Creek and creation of a regulatory asset, which would be reduced by the Sugar Creek capacity and energy revenues, net of operation and maintenance expenses to operate the plant.
The IRP included a commitment to using renewable energy, and a subsequent filing was made with the IURC, requesting approval for Northern Indiana to enter into power purchase contracts with subsidiaries of Iberdrola Renewables for wind-generated power in Iowa and South Dakota, and requesting full recovery of all associated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
 Electric Operations (continued)
costs. On July 24, 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreement with subsidiaries of Iberdrola Renewables. The agreement provides Northern Indiana the opportunity to purchase 100 mw of wind power commencing in early 2009.
On January 30, 2008, the IURC approved a settlement agreement which was reached in October 2007 with the OUCC, LaPorte County and a group of Northern Indiana industrial customers to resolve questions relating to purchased power costs in the period from January 1, 2006 through September 30, 2007. The terms of the settlement called for Northern Indiana to make a one-time payment of $33.5 million to FAC customers. A reserve for the entire amount was recorded in the third quarter of 2007 and the refund was made to customers via the FAC in the periods of February through July 2008. As part of this agreement, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to customers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired CCGT using gas purchased and delivered to Northern Indiana. During the first nine months of 2008, the amount of purchased power costs exceeding the benchmark amounted to $10.8 million, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio and that the benchmark would be adjusted as new capacity is added. It was anticipated that the addition of the Sugar Creek capacity would trigger a change in the benchmark beginning in June 2008. However, based on the IURC order in the CPCN as described above, the Sugar Creek capacity will not be considered until the plant is operating inside of MISO and therefore the benchmark is unchanged.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, Northern Indiana filed a petition with the IURC for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007. On July 3, 2007, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana will include the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and EERM filing six months after construction costs begin. On October 23, 2008, Northern Indiana filed for approval of a revised cost estimate to meet the NOx and SO2 and mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $368 million. On October 1, 2008, the IURC approved ECR-12 for capital expenditures (net of accumulated depreciation) of $267.7 million.
In the electric base rate case filed in August 2008, Northern Indiana proposed a new tracker, referred to as the Reliability Adjustment mechanism. The case proposes that this tracker be used for recovery of MISO charges currently being deferred. This tracker is also intended to be used to recover purchased power energy and capacity costs and to share with customers the proceeds of off-system sales and transmission revenues, as well as to track costs and revenues associated with emissions allowances.
Northern Indiana is committed to offering DSM and energy efficiency programs to its electric customers and plans to file a petition and case-in-chief requesting approval to implement a variety of programs. The filing is expected to be made with the IURC in the fourth quarter of 2008, with anticipated approval and implementation in 2009. Proposed programs will include rebates for energy efficiency appliances and an air-conditioning cycling program, designed to reduce peak load.
On October 27, 2006, Indiana Gasification, LLC, Vectren Energy Delivery of Indiana, Citizens Gas & Coke Utility and Northern Indiana filed a joint petition at the IURC seeking approval for Indiana Gasification, LLC to construct a coal gasification facility and the respective utilities to enter into long-term contracts to purchase the energy output of the plant, both gas and electricity. This filing was based upon a Letter of Intent that was entered into by the parties, but subject to finalization of a contract and regulatory approval. On December 12, 2007, Citizens Gas & Coke Utility filed a Motion with the IURC to withdraw from the petition. The parties have had frequent negotiations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
 Electric Operations (continued)
during the two year period, but have not reached a definitive agreement. On October 15, 2008, Joint Petitioners filed a motion requesting that the technical conference scheduled for November 25, 2008 be used to establish a new procedural schedule.
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of September 30, 2008, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the third quarter of 2008 were 4,725.4 gwh, compared to 5,129.8 gwh in the third quarter of 2007. The decrease was primarily due to lower residential, commercial and wholesale volumes for the second quarter of 2008 compared to the same period last year. The lower volumes were partially the result of cooler weather compared to last year.
Electric Operations sales quantities for the first nine months of 2008 were 13,459.2 gwh, compared to 13,780.0 gwh in the first nine months of 2007. The decrease was primarily due to lower residential, commercial and wholesale volumes partially offset by higher industrial volumes for the first nine months of 2008 compared to the same period last year. The lower volumes were partially the result of cooler weather compared to last year.
Net Revenues
In the third quarter of 2008, Electric Operations net revenues of $220.6 million increased by $2.8 million from the comparable 2007 period. This increase was primarily due to the impact of a $33.5 million settlement in third quarter of 2007 related to the cost of power purchased by Northern Indiana in 2006 and 2007, incremental revenues of $3.8 million from the new Sugar Creek facility and $2.6 million in increased industrial net revenues. These increases in quarter over quarter net revenues were partially offset by lower wholesale transactions of $13.9 million, lower residential and commercial sales volumes and margins of $8.9 million, the impact of cooler weather of approximately $7 million and $4.3 million of non-recoverable purchased power.
In the first nine months of 2008, Electric Operations net revenues of $605.4 million decreased by $15.5 million from the comparable 2007 period. This decrease was due to lower residential and commercial sales volumes and margins of $22.0 million, lower wholesale transactions of $12.8 million, $10.8 million of non-recoverable purchased power, the impact of cooler weather of approximately $10 million and $9.6 million of higher non-recoverable MISO charges. These decreases in net revenues were partially offset by the impact of a $33.5 million settlement in third quarter of 2007 related to the cost of power purchased by Northern Indiana in 2006 and 2007, incremental revenues of $5.1 million from the new Sugar Creek facility and $10.9 million in increased industrial net revenues.
Operating Income
Operating income for the third quarter of 2008 was $81.4 million, a decrease of $4.0 million from the same period in 2007. The decrease in operating income was due to increased operating expenses of $6.8 million, partially offset by higher net revenues described above. Operating expenses increased primarily due to higher electric generation and maintenance expenses of $5.0 million, which include incremental costs associated with the Sugar Creek facility, and a $2.5 million increase in depreciation expense.
Operating income for the first nine months of 2008 was $170.5 million, a decrease of $52.7 million from the same period in 2007. The decrease in operating income was due to lower net revenues described above and increased operating expenses of $37.2 million. Operating expenses increased primarily due to a $13.7 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008, higher electric generation and maintenance expenses of $11.8 million and higher employee and administrative costs of $16.0 million. The higher generation and maintenance expenses were primarily attributable to a planned turbine and boiler maintenance and a generator overhaul and $2.3 million of incremental costs associated with the Sugar Creek facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
 Other Operations

	Three Months		Nine Months
	Ended September, 30		Ended September, 30
(in millions)	2008	2007	2008	2007

Net Revenues
Products and services revenue	$257.6	$210.9	$902.2	$775.3
Less: Cost of products purchased (excluding depreciation and amortization)	249.7	204.2	879.0	753.6

Net Revenues	7.9	6.7	23.2	21.7

Operating Expenses
Operation and maintenance	5.2	5.3	16.0	16.8
Depreciation and amortization	0.6	0.8	2.0	2.0
Impairment and (gain) loss on sale of assets	(0.4)	0.7	(0.4)	0.8
Other taxes	1.2	0.9	4.1	3.3

Total Operating Expenses	6.6	7.7	21.7	22.9

Operating Income (Loss)	$1.3	$(1.0)	$1.5	$(1.2)

The Other Operations segment participates in energy-related services including gas marketing, gas risk management and ventures focused on distributed power generation technologies, including fuel cells and storage systems. Additionally, the Other Operations segment is involved in real estate and other businesses.
Lake Erie Land Company, Inc.
Lake Erie Land, which is wholly-owned by NiSource, is in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. Part of the sale transaction included the assets of the Sand Creek Golf Club, and NiSource began accounting for the operations of the Sand Creek Golf Club as discontinued operations at that time. NiSource estimates the property to be sold to the private developer during the next twelve months and classifies these assets as assets of discontinued operations and held for sale.
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
Net Revenues
Net revenues of $7.9 million for the third quarter of 2008 increased by $1.2 million from the third quarter of 2007, as a result of higher commercial and industrial gas marketing revenues.
Net revenues of $23.2 million for the first nine months of 2008 increased by $1.5 million from the first nine months of 2007, as a result of increased commercial and industrial gas marketing revenues.
Operating Income (Loss)
Other Operations reported operating income of $1.3 million for the third quarter of 2008, versus an operating loss of $1.0 million for the comparable 2007 period. The increase in operating income resulted primarily from higher net revenues described above.
Other Operations reported operating income of $1.5 million for the first nine months of 2008, versus an operating loss of $1.2 million for the comparable 2007 period. The increase in operating income resulted primarily from increased net revenues described above.

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
Changes in Internal Controls
There have been no changes in NiSource’s internal control over financial reporting during the fiscal period covered by this report that has materially affected, or is reasonably likely to affect, NiSource’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia
On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint. On December 1, 2005, Plaintiffs filed a motion to certify this case as a class action. The Columbia companies filed their opposition to this motion in March 2008. All briefing has been completed. Oral argument was heard on June 3, 2008, and on August 19, 2008, the Court denied the Motion for Class Certification. The Columbia companies continue to defend against the claims made by the individual plaintiffs. Trial is scheduled to begin April 28, 2009.
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
On October 20, 2006, the Federal District Court issued an Order granting the Columbia defendants’ motion to dismiss for lack of subject matter jurisdiction. The Plaintiff has appealed the dismissal of the Columbia defendants to the United States Court of Appeals for the Tenth Circuit. All briefing has been completed and oral argument was held on September 25, 2008.
3.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the Defendants petition for appeal. On August 22, 2008, Defendants filed their petitions to the United States Supreme Court for writ of certiorari. The Plaintiffs filed their response on September 22, 2008. On September 19, 2008, the West Virginia Supreme Court issued an order extending the stay of the judgment until proceedings before the United States Supreme Court are fully concluded. Given the West Virginia Court’s refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2008. On October 24, 2008, the West Virginia Circuit Court for Roane County, West Virginia, preliminarily approved a settlement agreement with a total settlement amount of $380 million. The settlement is subject to final approval by the Court, following a fairness hearing currently scheduled for November 22, 2008. The settlement agreement is contingent upon a final ruling on the settlement by the trial court prior to the resolution of the petitions for writ of certiorari filed with the United States Supreme Court. NiSource’s share of the settlement liability would be up to $338.8 million.
4.	John Thacker, et al. v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
On February 8, 2007, Plaintiff filed this purported class action, alleging that Chesapeake Appalachia, L.L.C. (“Chesapeake”) has failed to pay royalty owners the correct amounts pursuant to the provisions of their oil and gas leases covering real property located within the state of Kentucky. Columbia has assumed the defense of Chesapeake in this matter pursuant to the provisions of the Stock Purchase Agreement dated July 3, 2003, among Columbia, NiSource, and Triana Energy Holding, Inc., Chesapeake’s predecessor in interest. Plaintiffs filed an amended complaint on March 19, 2007, which, among other things, added NiSource and Columbia as defendants. On March 31, 2008, the Court denied the Defendants’ Motions to Dismiss; the Defendants filed their answers to the complaint on April 25, 2008. On June 3, 2008, the Plaintiffs moved to certify a class consisting of all persons entitled to payment of royalty by Chesapeake under leases operated by Chesapeake at any point after February 5, 1992, on real property in Kentucky. Defendants’ response was filed on July 18, 2008. The class certification hearing scheduled for November 13, 2008 was vacated.
5.	Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. The ultimate resolution could require additional capital expenditures and operations and maintenance costs as well as payment of substantial penalties and require development of supplemental environmental projects. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV.
6.	Pennsylvania Department of Environmental Protection Proposed Consent Order and Agreement
On February 21, 2007, PADEP provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The site in question is also subject to the EPA’s AOC (Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the AOC). PADEP’s proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. Columbia Transmission plans to engage in further discussions with the agency regarding the proposed order, including the rationale for the proposed penalty. The site was remediated via an EPA approved Remedial Action Work Plan in the summer of 2008. The PADEP had provided written notification that it would not attempt to stop the EPA approved work and would seek the aforementioned Order after the remedy is completed. To date, Columbia Transmission has not received any communication from the PADEP regarding the afore-mentioned order.

ITEM 1A. RISK FACTORS
NiSource Inc.
NiSource is exposed to risk that customers will not remit payment for delivered energy or services, and that suppliers or counterparties will not perform under various financial or operating agreements.
NiSource’s extension of credit is governed by a Corporate Credit Risk Policy, involves considerable judgment and is based on an evaluation of a customer or counterparty’s financial condition, credit history and other factors. Credit risk exposure is monitored by obtaining credit reports and updated financial information for customers and suppliers, and by evaluating the financial status of its banking partners and other counterparties through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by the major credit rating agencies.
Recently, the credit markets and the general economy have been experiencing a period of large-scale turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, it may have an adverse material effect on NiSource.
Other than the risk factor disclosed above, there were no other material changes from the risk factors disclosed in NiSource’s 2007 Form 10-K filed on March 5, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
On November 4, 2008, NiSource entered into a Change in Control and Termination Agreement (the “Agreement”) with each of Robert C. Skaggs, Stephen P. Smith, Christopher A. Helms and Robert D. Campbell. Each Agreement is effective for a two year term and provides that payment would occur upon (i) a change in control of NiSource and either (ii) termination of the executive occurs by NiSource for any reason other than good cause, or (iii) termination of employment occurs by the executive for good reason. Additionally, payment would occur under each Agreement following a change in control if (i) the termination occurs within a year prior to the change in control for other than good reason but after steps have been taken to reasonably effect a change in control and (ii) it is reasonably demonstrated by the executive that such termination of employment was in connection with or in anticipation of a change in control. Payment under the Agreement with Mr. Skaggs would be equal to 36 times his then-current monthly base salary plus 36 times one-twelfth of his then-current target annual incentive bonus. Payment under each Agreement for Messrs. Smith, Helms and Campbell would be equal to 24 times the executive’s then-current monthly base salary plus 24 times one-twelfth of his then-current target annual incentive bonus. Additionally, each Agreement provides for the following additional benefits:
•	Payment of the pro rata portion of the executive’s target annual incentive bonus for the then-current calendar year calculated based on the proportion of the full calendar year employed by NiSource;

•	Receipt of accrued benefits in the various NiSource or NiSource affiliates retirement plans, welfare plans or other plan or program within which such executive participates. For purposes of

ITEM 5. OTHER INFORMATION (continued)
NiSource Inc.
•	determining this benefit, each executive would further be deemed to have been terminated by reason of retirement without regard to vesting limitations in such plans or programs, except for plans subject to the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986 as amended, or otherwise under circumstances with the most favorable result to the executive;

•	Any options held by the executive become immediately exercisable and any restrictions on NiSource stock immediately lapse;

•	Payment of 130% of the amount of any welfare plan premiums for which the executive participated for a period of 36 months for Mr. Skaggs and for a period of 24 months for Messrs. Smith, Helms and Campbell;

•	Outplacement services in an amount not to exceed $25,000;

•	If determined that an excise tax payment is required as a result of the payments made under each respective Agreement, a “gross-up” payment would be paid to the executive in the amount of the excise tax plus any federal, state and local income and employment taxes on the excise tax payment. The gross-up payment will not be made, however, if it is determined that the total payment to the executive would not exceed 110% of the greatest amount that could be paid without requiring an excise tax payment; rather, in such case, the total payments to the executive would be reduced to the highest amount of total payments that would not require payment of an excise tax.
Each Agreement also provides that the executive will not solicit employees of NiSource to terminate their employment with the company and that each executive will not disclose confidential information concerning the company obtained by the executive in the course of his employment.
ITEM 6. EXHIBITS
(10.1)	Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Barclays Bank PLC as Administrative Agent, and Barclays Bank as Sole Lead Arranger and Sole Book Runner, dated as of September 23, 2008 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on September 26, 2008).

(10.2)	Amendment No. 1, dated as of September 19, 2008, to Amended and Restated Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent and LC Bank dated July 7, 2006. *

(10.3)	NiSource Inc. Executive Deferred Compensation Plan, Amended and Restated Effective January 1, 2008. *

(10.4)	NiSource Inc. Supplemental Executive Retirement Plan, as Amended and Restated Effective January 1, 2008. *

(10.5)	Pension Restoration Plan for NiSource Inc. and Affiliates, as Amended and Restated Effective January 1, 2008. *

(10.6)	Savings Restoration Plan for NiSource Inc. and Affiliates, as Amended and Restated Effective January 1, 2008. *

ITEM 6. EXHIBITS (continued)
NiSource Inc.
(10.7)	Form of Change in Control and Termination Agreement dated November 4, 2008 by and between NiSource Inc. and each of Robert C. Skaggs, Stephen P. Smith, Christopher A. Helms and Robert D. Campbell. *

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

*	Exhibit filed herewith.
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

NiSource Inc.

(Registrant)

Date: November 4, 2008	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President and Controller
(Principal Accounting Officer
and Duly Authorized Officer)