Form 10-K
period 2008-12-31
NISOURCE INC/DE
filed 2009-02-27
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock (based upon the June 30, 2008, closing price of $17.92 on the New York Stock Exchange) held by non-affiliates was approximately $4,893,874,934.
There were 274,305,532 shares of Common Stock, $0.01 Par Value outstanding as of January 31, 2009.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2009.

CONTENTS

Page
No.
Defined Terms	3

Part I

Item 1. Business	7

Item 1A. Risk Factors	10

Item 1B. Unresolved Staff Comments	13

Item 2. Properties	14

Item 3. Legal Proceedings	16

Item 4. Submission of Matters to a Vote of Security Holders	18

Supplemental Item. Executive Officers of the Registrant	19

Part II	21

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21

Item 6. Selected Financial Data	22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	74

Item 8. Financial Statements and Supplementary Data	75

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	158

Item 9A. Controls and Procedures	158

Item 9B. Other Information	158

Part III	159

Item 10. Directors, Executive Officers and Corporate Governance	159

Item 11. Executive Compensation	159

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	159

Item 13. Certain Relationships and Related Transactions, and Director Independence	159

Item 14. Principal Accounting Fees and Services	159

Part IV	160

Item 15. Exhibits, Financial Statement Schedules	160

Signatures	161

Exhibit Index	162
EX-10.1
EX-10.2
EX-10.3
EX-10.10
EX-10.12
EX-10.13
EX-10.17
EX-10.22
EX-10.23
EX-10.24
EX-10.28
EX-10.30
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates

Bay State	Bay State Gas Company

Capital Markets	NiSource Capital Markets, Inc.

CER	Columbia Energy Resources, Inc.

CNR	Columbia Natural Resources, Inc.

Columbia	Columbia Energy Group

Columbia Energy Services	Columbia Energy Services Corporation

Columbia Gulf	Columbia Gulf Transmission Company

Columbia of Kentucky	Columbia Gas of Kentucky, Inc.

Columbia of Maryland	Columbia Gas of Maryland, Inc.

Columbia of Ohio	Columbia Gas of Ohio, Inc.

Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.

Columbia of Virginia	Columbia Gas of Virginia, Inc.

Columbia Transmission	Columbia Gas Transmission LLC

CORC	Columbia of Ohio Receivables Corporation

Crossroads Pipeline	Crossroads Pipeline Company

Granite State Gas	Granite State Gas Transmission, Inc.

Hardy Storage	Hardy Storage Company, L.L.C.

Kokomo Gas	Kokomo Gas and Fuel Company

Lake Erie Land	Lake Erie Land Company

Millennium	Millennium Pipeline Company, L.P.

NDC Douglas Properties	NDC Douglas Properties, Inc.

NiSource	NiSource Inc.

NiSource Corporate Services	NiSource Corporate Services Company

NiSource Development Company	NiSource Development Company, Inc.

NiSource Finance	NiSource Finance Corp.

Northern Indiana	Northern Indiana Public Service Company

Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company

NRC	NIPSCO Receivables Corporation

PEI	PEI Holdings, Inc.

TPC	EnergyUSA-TPC Corp.

Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations

AFUDC	Allowance for funds used during construction

AICPA	American Institute of Certified Public Accountants

AOC	Administrative Order by Consent Order

ASM	Ancillary Services Market

BART	Best Alternative Retrofit Technology

BBA	British Banker Association

Bcf	Billion cubic feet

Board	Board of Directors

BP	BP Amoco p.l.c.

BPAE	BP Alternative Energy North America Inc

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CAMR	Clean Air Mercury Rule

CCGT	Combined Cycle Gas Turbine

CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)

Chesapeake	Chesapeake Appalachia, L.L.C.

CPCN	Certificate of Public Convenience and Necessity

DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DOT	United States Department of Transportation

DPU	Massachusetts Department of Public Utilities

DSM	Demand Side Management

Dth	Dekatherm

ECR	Environmental Cost Recovery

ECRM	Environmental Cost Recovery Mechanism

ECT	Environmental cost tracker

EER	Environmental Expense Recovery

EERM	Environmental Expense Recovery Mechanism

EITF No. 06-03	Emerging Issues Task Force Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”

EPA	United States Environmental Protection Agency

EPS	Earnings per share

FAC	Fuel adjustment clause

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN 39	FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts an interpretation of APB Opinion No. 10 and FASB Statement No. 105”

FIN 46R	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51”

FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”

FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

FSP FAS 132(R)-1	FASB Staff Position FAS 132 (R)-1: Employers’ Disclosures About Postretirement Benefit Plan Assets

FSP FIN 39-1	FASB Staff Position FIN 39-1: Amendment of FASB Interpretation No. 39

FTB 85-4	FASB Technical Bulletin No. 85-4: Accounting for Purchases of Life Insurance

FTRs	Financial Transmission Rights

gwh	Gigawatt hours

hp	Horsepower

IBM	International Business Machines Corp.

IBM Agreement	The Agreement for Business Process & Support Services

IDEM	Indiana Department of Environmental Management

IFRS	International Financial Reporting Standards

IRP	Integrated Resource Plan

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

LDCs	Local distribution companies

LIBOR	London InterBank Offered Rate

LIFO	Last-in, first-out

LNG	Liquefied Natural Gas

MGP	Manufactured gas plant

MISO	Midwest Independent Transmission System Operator

Mitchell Station	Dean H. Mitchell Coal Fired Generating Station

MLP	Master Limited Partnership

MMDth	Million dekatherms

mw	Megawatts

DEFINED TERMS (continued)

mwh	Megawatts hours

NAAQS	National Ambient Air Quality Standards

NASDAQ	National Association of Securities Dealers Automated Quotations

NOV	Notice of Violation

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NYMEX	New York Mercantile Exchange

OUCC	Indiana Office of Utility Consumer Counselor

PADEP	Pennsylvania Department of Environmental Protection

PAL	parking and lending services

PCB	Polychlorinated biphenyls

Piedmont	Piedmont Natural Gas Company, Inc.

PIPP	Percentage of Income Plan

PPS	Price Protection Service

PPUC	Pennsylvania Public Utility Commission

PUCO	Public Utilities Commission of Ohio

QPAI	Qualified production activities income

RCRA	Resource Conservation and Recovery Act

RFP	Request for Proposal

RSG	Revenue Sufficiency Guarantee

SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”

SEC	Securities and Exchange Commission

SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”

SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”

SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”

SFAS No. 88	Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”

SFAS No. 101	Statement of Financial Accounting Standards No. 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71”

SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”

SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”

SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”

SFAS No. 131	Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”

SFAS No. 132(R)	Statement of Financial Accounting Standards No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB No. 87, 88, and 106”

SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended

SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”

SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, “Business Combinations”

DEFINED TERMS (continued)

SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”

SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”

SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”

SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

SFAS No. 160	Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”

SFAS No. 161	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133”

SIP	State Implementation Plan

SNG	Synthetic Natural Gas

SO2	Sulfur dioxide

SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”

SOP 98-1	Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”

SSO	Standard Service Offer

TARP	Troubled Asset Relief Program

VaR	Value-at-risk and instrument sensitivity to market factors

ITEM 1. BUSINESS
NiSource Inc.
NiSource is an energy holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is the successor to an Indiana corporation organized in 1987 under the name of NIPSCO Industries, Inc., which changed its name to NiSource on April 14, 1999. NiSource is a holding company under the Public Utility Holding Company Act of 2005.
NiSource is the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers. NiSource’s principal subsidiaries include Columbia, a vertically-integrated natural gas distribution, transmission and storage holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; Northern Indiana, a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Bay State, a natural gas distribution company serving customers in Massachusetts. NiSource derives substantially all of its revenues and earnings from the operating results of its fifteen direct subsidiaries.
NiSource’s business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; Electric Operations; and Other Operations. Following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information for each segment.
Gas Distribution Operations
NiSource’s natural gas distribution operations serve more than 3.3 million customers in seven states and operate approximately 57 thousand miles of pipeline. Through its wholly-owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 793 thousand customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light. Additionally, NiSource’s subsidiary Bay State distributes natural gas to approximately 291 thousand customers in Massachusetts.
Gas Transmission and Storage Operations
NiSource’s Gas Transmission and Storage Operations subsidiaries own and operate approximately 16 thousand miles of interstate pipelines and operate one of the nation’s largest underground natural gas storage systems capable of storing approximately 629 Bcf of natural gas. Through its subsidiaries, Columbia Transmission, Columbia Gulf and Crossroads Pipeline, NiSource owns and operates an interstate pipeline network extending from offshore in the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together, these companies serve customers in 16 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia.
The Gas Transmission and Storage Operations subsidiaries have recently completed milestone projects with Millennium and Hardy Storage and are engaged in other projects that will expand their facilities and throughput. In June 2007, construction began on the Millennium pipeline, which includes 182-miles of newly constructed, 30-inch-diameter pipe across New York’s Southern Tier and lower Hudson Valley. Substantially all of the facilities related to the project were completed in the fourth quarter of 2008 and the pipeline commenced service on December 22, 2008. Millennium will transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. Millennium is jointly owned by affiliates of NiSource, DTE Energy and National Grid. Hardy Storage commenced operations in April of 2007, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. Injections in 2008 allowed the field to deliver up to 150,000 Dth of natural gas per day during the 2008-2009 winter heating season. Customers withdrew over 5.44 Bcf from the storage field during the 2007-2008 winter heating season. When fully operational in 2009, the field will have a working storage capacity of 12 Bcf, delivering 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont. Projects in the construction stage include the Eastern Market Expansion which is projected to add 97,000 Dth per day of storage and transportation deliverability, and the Appalachian Expansion which is projected to add 100,000 Dth per day of transportation capacity.

ITEM 1. BUSINESS (continued)
NiSource Inc.
Electric Operations
NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 457 thousand customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana owns four and has the current ability to operate three coal-fired electric generating stations. The three operable facilities have a net capability of 2,574 mw. Northern Indiana also operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, four gas-fired generating units located at Northern Indiana’s coal-fired electric generating stations with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,322 mw. Sugar Creek was purchased in May, 2008 and dispatched into MISO on December 1, 2008. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,782 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.
During the year ended December 31, 2008, Northern Indiana generated 81.6% and purchased 18.4% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations. In the electric base rate case Northern Indiana filed in August 2008, Northern Indiana provided testimony that it intends to retire the Mitchell station, demolish it, and remediate the site to industrial condition, subject to the ability to recover these costs.
Northern Indiana participates in the MISO transmission service and wholesale energy market. The MISO is a nonprofit organization created in compliance with the FERC, to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, MISO is responsible for managing the energy markets, managing transmission constraints, managing the day-ahead, real-time and FTRs markets and managing the ancillary market. Northern Indiana transferred functional control of its electric transmission assets to MISO and transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff.
Other Operations
The Other Operations segment participates in energy-related services including gas marketing, power and gas risk management and ventures focused on distributed power generation technologies and fuel cells and storage systems. Additionally, the Other Operations segment is involved in real estate and other businesses.
Divestiture of Non-Core Assets
In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. NiSource sold Whiting Clean Energy to BPAE in April 2008 for $216.7 million which included $16.1 million in working capital. In December 2008, NiSource sold Northern Utilities and Granite State Gas for $201.6 million which included $41.6 million in working capital which may be adjusted based upon the final settlement during the first quarter of 2009. Columbia Gulf sold a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline in June 2008. Lake Erie Land, a wholly-owned subsidiary of NiSource, has sold and is in the process of selling certain real estate, which included its Sand Creek Golf Club assets, which were sold in June 2006, to a private real estate developer. NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting its low income housing investments. NiSource Retail Services, a wholly-owned subsidiary of NiSource, is currently engaged in a process to sell certain assets.
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
Competition and Changes in the Regulatory Environment

The regulatory frameworks applicable to NiSource’s operations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on NiSource’s operations, structure and

ITEM 1. BUSINESS (continued)
NiSource Inc.
profitability. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing gas customers with increased choices for products and services.
Natural Gas Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets. LDC customers and marketers purchase gas directly from producers and marketers and an open, competitive market for gas supplies has emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDCs allows customers to purchase the commodity independent of services provided by the pipelines and LDCs. The LDCs continue to purchase gas and recover the associated costs from their customers. NiSource’s Gas Distribution Operations’ subsidiaries are involved in programs that provide customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource Gas Distribution Operations’ subsidiaries for transportation services.
Electric Competition. Northern Indiana currently sells all power from its plants into the MISO. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff.
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
As of December 31, 2008, NiSource had 7,981 employees of whom 3,388 were subject to collective bargaining agreements.
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
NiSource has a significant amount of indebtedness outstanding in part as a result of the acquisition of Columbia and Bay State. NiSource had total consolidated indebtedness of $7,576.7 million outstanding as of December 31, 2008. The substantial indebtedness could have important consequences to investors. For example, it could:
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
On December 16, 2008, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-; however, it changed the ratings outlook for NiSource and all of its subsidiaries to negative from stable. On February 4, 2009, Moody’s Investors Services affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and its subsidiaries is negative. On February 4, 2009, Fitch lowered its senior unsecured ratings for NiSource to BBB- and for Northern Indiana to BBB. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, an additional downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $30 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business. In addition, under Northern Indiana’s trade receivables sales program, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 by Standard and Poor’s or Moody’s, respectively.
Adverse economic and market conditions and increases in interest rates may reduce net revenue growth, increase costs, decrease future net income and cash flows and impact capital resources and liquidity needs.
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

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
A decline in the economy impacting NiSource’s operating jurisdictions could adversely affect NiSource’s ability to grow its customer base and collect revenues from customers, which could reduce net revenue growth and increase operating costs. An increase in the interest rates NiSource pays would adversely affect future net income and cash flows. In addition, NiSource depends on debt to finance its operations, including both working capital and capital expenditures, and would be adversely affected by increases in interest rates. The current economic downturn and tightening of access to credit markets, coupled with NiSource’s current credit ratings, could impact NiSource’s ability to raise additional capital or refinance debt at a reasonable cost. Refer to Note 16, “Long-Term Debt,” of the Consolidated Financial statements for information related to outstanding long-term debt and maturities of that debt.
Capital market performance and other factors may decrease the value of benefit plan assets, which then could require significant additional funding and impact earnings.
The performance of the capital markets affects the value of the assets that are held in trust to satisfy future obligations under defined benefit pension and other postretirement benefit plans. NiSource has significant obligations in these areas and holds significant assets in these trusts. These assets are subject to market fluctuations and may yield uncertain returns, which fall below NiSource’s projected rates of return. A decline in the market value of assets may increase the funding requirements of the obligations under the defined benefit pension and other postretirement benefit plans. Additionally, changes in interest rates affect the liabilities under these benefit plans; as interest rates decrease, the liabilities increase, which could potentially increase funding requirements. Further, the funding requirements of the obligations related to these benefits plans may increase due to changes in governmental regulations and participant demographics, including increased numbers of retirements or changes in life expectancy assumptions. Ultimately, significant funding requirements and increased pension expense could negatively impact NiSource’s results of operations and financial position.
NiSource’s costs of compliance with environmental laws are significant. The costs of compliance with future environmental laws and the incurrence of environmental liabilities could impact cash flow and profitability.
NiSource’s subsidiaries are subject to extensive federal, state and local environmental requirements that, among other things, regulate air emissions, water usage and discharges, remediation and the management of chemicals, hazardous waste and solid waste. Compliance with these legal obligations requires NiSource to commit significant expenditures for installation of pollution control equipment, remediation, environmental monitoring, emissions fees and permits at many of NiSource’s facilities. These expenditures are significant, and NiSource expects that they will continue to be significant in the future.
NiSource subsidiaries emit greenhouse gases as a result of operations. Future legislative and regulatory programs could significantly restrict emissions of these greenhouse gases. Compliance costs associated with these requirements could potentially be significant and affect cash flow and profitability.
If NiSource’s subsidiaries fail to comply with environmental laws and regulations or cause harm to the environment or persons, even if caused by factors beyond NiSource’s control, that failure or harm may result in the assessment of civil or criminal penalties and damages against NiSource and its subsidiaries. In September 2004, the EPA issued an NOV to Northern Indiana alleging violations of the new source review provisions of the CAA. An adverse outcome in this matter could require capital expenditures beyond the EPA requirements that cannot be determined at this time and could require payment of substantial penalties.
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

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on normal weather, which represents a long-term historical average. Significant variations from normal weather could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, have shown to be sensitive to fluctuations in commodity costs for gas and electricity, whereby usage declines with increased costs, thus affecting NiSource’s financial results. Lastly, residential and commercial customers’ usage has shown to be sensitive to economic conditions and the impact of macro-economic drivers such as unemployment, consumption and consumer confidence, which could also affect NiSource’s financial results.
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
Virtually all of NiSource’s net revenues are subject to economic regulation at either the federal or state level. As such, the net revenues generated by those regulated companies are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the energy rates charged to customers and directly impact revenues. As part of a settlement reached in a previous regulatory proceeding, Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and filed its case-in-chief on August 29, 2008. Assuming the case goes through the full procedural schedule without settlement, the final hearing is scheduled to begin July 27, 2009 and new rates are anticipated to take effect in early 2010. The outcome for any rate case could have a material effect on NiSource’s financial results.
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
NiSource has significant goodwill and amortizable intangible assets. An impairment of goodwill or amortizable intangible assets could result in a significant charge to earnings.
In accordance with generally accepted accounting principles, NiSource tests goodwill for impairment at least annually and reviews its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill would also be tested for impairment when factors might indicate that the carrying value may not be recoverable such as reduced cash flow estimates. Another factor could be a sustained decline in the stock price and market capitalization below the book value. NiSource would be required to record a charge in the financial statements during the period in which any impairment of the goodwill or amortizable intangible assets is determined, negatively impacting the results of operations. A significant charge could impact the capitalization ratio covenant under the five-year revolving credit facility and the two-year term loan facility. This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in the 2005 private placement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%.
Natural disasters, acts of terrorism or other catastrophic events may disrupt operations and reduce our ability to service our customers.
A disruption or failure of our natural gas transmission, storage or distribution systems or within our electric generation, transmission or distribution systems in the event of a major hurricane, tornado, terrorist attack or other

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. NiSource has experienced disruptions in the past from hurricanes and tornadoes and events of this nature could adversely affect NiSource’s results of operations, financial position and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
NiSource Inc.
Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2008.
Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 57,466 miles of pipelines and certain related facilities. This includes: (i) for the five distribution subsidiaries of its Columbia system, 35,324 miles of pipelines, 1,350 reservoir acres of underground storage, eight storage wells, liquid propane facilities with a capacity of 1.8 million gallons, an LNG facility with a total capacity of 0.5 million gallons and one compressor station with 800 hp of installed capacity, (ii) for its Northern Indiana system, 15,378 miles of pipelines, 27,129 reservoir acres of underground storage, 82 storage wells, two compressor stations with a total of 6,000 hp of installed capacity and an LNG facility with a storage capacity of 48.6 million gallons, (iii) for its Bay State system, 4,863 miles of pipelines, LNG facilities with a total capacity of 21.9 million gallons and liquid propane facilities with a capacity of 1.6 million gallons (iv) for its Northern Indiana Fuel and Light system, 865 miles of pipelines, and (v) for its Kokomo Gas system, 1,036 miles of pipelines and an LNG facility with a capacity of 4.9 million gallons. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, and Massachusetts.
Gas Transmission and Storage Operations. Columbia Transmission has approximately 826 thousand leased acres of underground storage, 3,528 storage wells, 11,684 miles of interstate pipelines and 89 compressor stations with 599,104 hp of installed capacity. These operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and West Virginia. Columbia Gulf has 3,772 miles of transmission pipelines and 11 compressor stations with 466,522 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas, Wyoming, and the offshore Gulf of Mexico. Crossroads Pipeline has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio.
Electric Operations. NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 457 thousand customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana owns four and has the current ability to operate three coal-fired electric generating stations. The three operable facilities have a net capability of 2,574 mw. Northern Indiana also operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, four gas-fired generating units located at Northern Indiana’s coal-fired electric generating stations with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,322 mw. Sugar Creek was purchased in May, 2008 and dispatched into MISO on December 1, 2008. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,782 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.
During the year ended December 31, 2008, Northern Indiana generated 81.6% and purchased 18.4% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations. In the electric base rate case Northern Indiana filed in August 2008, Northern Indiana provided testimony that it intends to retire the Mitchell station, demolish it, and remediate the site to industrial condition, subject to the ability to recover these costs.
Other Operations. NiSource owns the Southlake Complex, its 325,000 square foot headquarters building located in Merrillville, Indiana and other residential and development property.

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

ITEM 3. LEGAL PROCEEDINGS
NiSource Inc.
1.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia
On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint. On December 1, 2005, Plaintiffs filed a motion to certify this case as a class action. The Columbia companies filed their opposition to this motion in March 2008. On August 19, 2008, the Court denied the Motion for Class Certification. In late December 2008, the lead plaintiff, Stand Energy Corporation, reached a settlement agreement of all claims with all Defendants. Stand Energy Corporation was dismissed from the case on December 31, 2008. The Columbia companies continue to defend against the claims made by the remaining individual plaintiffs. The previously scheduled trial date of April 28, 2009 has been cancelled.
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
3.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008,

ITEM 3. LEGAL PROCEEDINGS (continued)
NiSource Inc.
the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the Defendants petition for appeal. On August 22, 2008, Defendants filed their petitions to the United States Supreme Court for writ of certiorari. The Plaintiffs filed their response on September 22, 2008. On September 19, 2008, the West Virginia Supreme Court issued an order extending the stay of the judgment until proceedings before the United States Supreme Court are fully concluded. Given the West Virginia Court’s refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the West Virginia Circuit Court for Roane County, West Virginia, preliminarily approved a settlement agreement with a total settlement amount of $380 million. The settlement received final approval by the Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource has complied with its obligations under the settlement agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. NiSource has also complied with its obligation to provide a letter of credit on January 15, 2009, securing the unpaid portion of the settlement. The trial court entered its order discharging the judgment on January 20, 2009.
4.	John Thacker, et al. v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky Poplar Creek Development Company v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
On February 8, 2007, Plaintiff filed the Thacker case, a purported class action alleging that Chesapeake has failed to pay royalty owners the correct amounts pursuant to the provisions of their oil and gas leases covering real property located within the state of Kentucky. Columbia has assumed the defense of Chesapeake in this matter pursuant to the provisions of the Stock Purchase Agreement dated July 3, 2003, among Columbia, NiSource, and Triana Energy Holding, Inc., Chesapeake’s predecessor in interest (“Stock Purchase Agreement”). Plaintiffs filed an amended complaint on March 19, 2007, which, among other things, added NiSource and Columbia as defendants. On March 31, 2008, the Court denied the Defendants’ Motions to Dismiss; the Defendants filed their answers to the complaint on April 25, 2008. On June 3, 2008, the Plaintiffs moved to certify a class consisting of all persons entitled to payment of royalty by Chesapeake under leases operated by Chesapeake at any point after February 5, 1992, on real property in Kentucky. Defendants’ response was filed on July 18, 2008.
On October 9, 2008, Chesapeake tendered the Poplar Creek case to Columbia and Columbia subsequently assumed the defense of this matter pursuant to the provisions of the Stock Purchase Agreement. Poplar Creek also purports to be a class action covering royalty owners in the state of Kentucky and alleges that Chesapeake has improperly deducted costs from the royalty payments; there is thus some overlap of parties and issues between the Poplar Creek and Thacker cases. Plaintiffs filed an amended complaint on October 12, 2008. Chesapeake filed its answer on December 8, 2008.
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
6.	Pennsylvania Department of Environmental Protection Proposed Consent Order and Agreement
On February 21, 2007, PADEP provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The site in question is also subject to the EPA’s AOC (Refer to Note 19-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding the AOC). PADEP’s proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. The site was

ITEM 3. LEGAL PROCEEDINGS (continued)
NiSource Inc.
remediated via an EPA approved Remedial Action Work Plan in the summer of 2008. The PADEP had provided written notification that it would not attempt to stop the EPA approved work and would seek the aforementioned Order after the remedy is completed. On January 6, 2009, PADEP provided Columbia Transmission with a Consent Assessment of Civil Penalty seeking a civil penalty of $700 thousand for alleged violations of the Clean Streams Law. Columbia Transmission is seeking clarification from the agency regarding the proposed penalty.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NiSource Inc.
The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February 1, 2009.

Name	Age	Office(s) Held in Past 5 Years
Robert C. Skaggs, Jr.	54	Chief Executive Officer of NiSource since July 2005.

		President of NiSource since October 2004.

		Executive Vice President, Regulated Revenue of NiSource from October 2003 to October 2004.

Christopher A. Helms	54	Executive Vice President and Group Chief Executive Officer since January 2008.

		Pipeline Group President of NiSource from April 2005 to December 2007.

		Principal of Helms & Company LP from December 2003 to March 2005.

Carrie J. Hightman	51	Executive Vice President and Chief Legal Officer of NiSource since December 2007.

		President, AT&T Illinois from April 2001 through October 2006.

Eileen O’Neill Odum	54	Executive Vice President and Group Chief Executive Officer of NiSource since December 2007.

		President of Northern Indiana, Northern Indiana Fuel and Light and Kokomo Gas since January 2008.

		Executive Vice President and Chief Operating Officer of Commonwealth Telephone Enterprises from July 2004 to March 2007.

		President, Verizon Service Corporation of Verizon Communications from December 2003 to May 2004.

Michael W. O’Donnell	64	Executive Vice President since August 2008.

		Executive Vice President and Chief Financial Officer of NiSource from November 2000 to August 2008.

Stephen P. Smith	47	Executive Vice President and Chief Financial Officer of NiSource since August 2008.

		Executive Vice President of NiSource from June 2008 to August 2008.

		Senior Vice President of Shared Services for American Electric Power Co. from January 2008 to May 2008.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (continued)
NiSource Inc.

Name	Age	Office(s) Held in Past 5 Years
		Senior Vice President and Treasurer for American Electric Power Company from January 2004 to December 2007.

Jimmy D. Staton	48	Executive Vice President and Group Chief Executive Officer since March 2008.

		Senior Vice President, Gas Delivery, Dominion Resources, Inc. from January 2006 to 2008.

		Senior Vice President, Delivery Operations, Dominion Resources, Inc. from July 2003 to January 2006.

Robert D. Campbell	49	Senior Vice President, Human Resources, of NiSource since May 2006.

		Senior Vice President, Human Resources, NiSource Corporate Services since September 2005.

		Of Counsel with the law firm of Schiff Hardin, LLP from January 2004 to September 2005.

		Vice President, Human Resource Operations and Regulated Revenue, NiSource Corporate Services from October 2003 to January 2004.

Glen L. Kettering	54	Senior Vice President, Corporate Affairs, since March 2006.

		President of Columbia Transmission and Columbia Gulf from January 2001 to March 2006.

Jeffrey W. Grossman	57	Vice President and Controller of NiSource since November 2000.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NiSource Inc.
NiSource’s common stock is listed and traded on the New York Stock Exchange. The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2008		2007
	High	Low	High	Low

First Quarter	19.82	16.78	24.80	23.04
Second Quarter	18.80	17.07	25.43	19.90
Third Quarter	18.45	14.00	21.68	17.58
Fourth Quarter	15.59	10.35	20.82	17.49

As of December 31, 2008, NiSource had 36,194 common stockholders of record and 274,261,799 shares outstanding.
Holders of shares of NiSource’s common stock are entitled to receive dividends when, and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $0.92 per share for the years ended December 31, 2008, 2007 and 2006. By unanimous written consent dated January 9, 2009, the Board declared a quarterly common dividend of $0.23 per share, payable on February 20, 2009 to holders of record on January 30, 2009.
Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA
NiSource Inc.

Year Ended December 31,
(in millions except per share data)	2008	2007	2006	2005	2004

Statement of Income Data:
Gross Revenues
Gas Distribution	$5,171.3	$4,332.5	$4,083.7	$4,484.7	$3,691.0
Gas Transportation and Storage	1,132.4	1,089.6	1,027.0	1,000.8	1,004.7
Electric	1,357.0	1,358.6	1,300.0	1,249.5	1,122.0
Other	1,213.5	1,080.2	1,007.7	1,059.7	727.8

Total Gross Revenues	8,874.2	7,860.9	7,418.4	7,794.7	6,545.5

Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	3,242.6	3,187.0	3,082.7	3,097.3	3,013.6
Operating Income	917.7	916.7	915.8	954.5	1,091.6
Income from Continuing Operations	369.8	302.9	333.8	285.0	441.8
Results from Discontinued Operations — net of taxes	(290.8)	18.5	(52.0)	21.8	(5.5)
Cumulative Effect of Change in Accounting Principle — net of taxes	—	—	0.4	(0.3)	—
Net Income	79.0	321.4	282.2	306.5	436.3
Balance Sheet Data:
Total Assets	20,032.2	18,010.3	18,170.1	17,969.3	16,979.6
Capitalization
Common stockholders’ equity	4,728.8	5,076.6	5,013.6	4,933.0	4,787.1
Preferred stock	—	—	—	81.1	81.1
Long-term debt, excluding amounts due within one year	5,943.9	5,594.4	5,146.2	5,271.2	4,835.9

Total Capitalization	$10,672.7	$10,671.0	$10,159.8	$10,285.3	$9,704.1

Per Share Data:
Basic Earnings (Loss) Per Share ($)
Continuing operations	1.35	1.10	1.22	1.05	1.68
Discontinued operations	(1.06)	0.07	(0.18)	0.08	(0.03)

Basic Earnings Per Share	0.29	1.17	1.04	1.13	1.65

Diluted Earnings (Loss) Per Share ($)
Continuing operations	1.34	1.10	1.22	1.04	1.66
Discontinued operations	(1.05)	0.07	(0.19)	0.08	(0.02)

Diluted Earnings Per Share	0.29	1.17	1.03	1.12	1.64

Other Data:
Dividends paid per share ($)	0.92	0.92	0.92	0.92	0.92
Shares outstanding at the end of the year (in thousands)	274,262	274,177	273,654	272,623	270,626
Number of common shareholders	36,194	38,091	40,401	46,451	50,020
Capital expenditures ($ in millions)	1,299.6	786.4	627.1	570.5	519.1
Number of employees	7,981	7,607	7,439	7,822	8,628

(a)	For 2008, the Results from Discontinued Operations – net of taxes includes the after tax loss on disposition related to the sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $32.3 million, $63.3 million and $12.5 million, respectively, and an adjustment of $188.0 million for the Tawney litigation.

(b)	In the third quarter of 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million included within Other, net on the Statements of Consolidated Income.

(c)	During the second quarter 2008, Northern Indiana purchased Sugar Creek for $329.7 million, which is included in the above capital expenditures amount for 2008.

(d)	During the fourth quarter of 2007, Whiting Clean Energy redeemed its outstanding long-term notes. The associated redemption premium of $40.6 million was recorded as a loss on early extinguishment of long-term debt.

(e)	Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues. As a result, this correction reduced net revenues by $25.5 million in the fourth quarter of 2007.

ITEM 6. SELECTED FINANCIAL DATA (continued)
NiSource Inc.
(f)	In 2007, NiSource amended its ten-year agreement with IBM to provide business process and support services to NiSource. The original and amended IBM agreement reduced Operating Income by $13.2 million, $12.3 million and $82.8 million due to restructuring and transition costs during 2007, 2006 and 2005, respectively.

(g)	In 2007, NiSource adopted the new measurement date provisions of SFAS No. 158 which decreased Total Assets by approximately $80.2 million, decreased Total Liabilities by approximately $76.8 million and decreased total Common stockholders’ equity by approximately $3.4 million, net of taxes.

(h)	In 2006, NiSource adopted SFAS No. 158 which increased Total Assets by approximately $491.2 million, increased Total Liabilities by approximately $347.6 million and increased total Common stockholders’ equity by approximately $143.6 million, net of taxes.

(i)	During the fourth quarter 2005, Columbia redeemed issues of its senior unsecured notes and recorded charges associated with the redemption of these securities totaling $108.6 million, which were recognized as a loss on early extinguishment of long-term debt.

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
CONSOLIDATED REVIEW
Executive Summary
NiSource is an energy holding company whose subsidiaries are engaged in the transmission, storage and distribution of natural gas in the high-demand energy corridor stretching from the Gulf Coast through the Midwest to New England and the generation, transmission and distribution of electricity in Indiana. NiSource generates virtually 100% of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas sales are more significant, and during the cooling season, which is primarily from June through September, net revenues from the Electric Operations segment are more significant than in other months.
NiSource is a holding company under the Public Utility Holding Company Act of 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
For the twelve months ended December 31, 2008, NiSource reported income from continuing operations of $369.8 million, or $1.35 per basic share, compared to $302.9 million, or $1.10 per basic share in 2007.
Increases in income from continuing operations were due primarily to the following items:
•	Net revenues for Distribution Operations increased from 2007. This increase was due primarily to regulatory and service programs including impacts from rate proceedings at Columbia of Pennsylvania, Columbia of Ohio, Columbia of Kentucky and Bay State, the impact of an adjustment for estimated unbilled revenues of $14.6 million recorded by Northern Indiana in 2007, increased trackers which are offset in expense and colder weather.
•	On December 31, 2007, Whiting Clean Energy redeemed $292.1 million of its notes due June 20, 2011, having an average interest rate of 8.30%. The associated redemption premium of $40.6 million was charged to loss on early extinguishment of long-term debt in 2007 results.
•	Interest expense decreased due to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility.
•	Other, net was income of $17.6 million for 2008 versus expense of $6.4 million in 2007. The 2008 results include NiSource Development Company’s sale of its interest in JOF Transportation Company to Lehigh Service Corporation on August 27, 2008, for a pre-tax gain of $16.7 million. JOF Transportation Company held 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC. The additional change from last year is due from lower costs related to the sale of accounts receivable.
•	The effective income tax rate was 33.4% in 2008 a decrease from the 35.2% effective rate reported in 2007. The decrease was primarily due to recent legislation in Massachusetts that reduced income tax expense by $14.9 million in 2008. Refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional detail.
Decreases in income from continuing operations were due primarily to the following items:
•	Operating expenses increased primarily due to higher operation and maintenance expenses across NiSource’s business segments. Increased depreciation charges and other taxes also contributed to the higher operating expenses. See the following bullet points for explanations for these increases.
•	Operation and maintenance expenses increased due primarily to higher employee and administrative expenses that include payroll, benefits and corporate services. The increase was a result of higher payroll costs for increased headcount, costs of living and performance adjustments, and corporate service costs related to information technology and consulting.
•	Operation and maintenance expenses also increased due to higher electric generation and maintenance costs and higher trackers which are collected in revenues partially offset by lower legal reserves and an adjustment to medical expenses. The increase in electric generation and maintenance costs resulted from planned turbine and boiler maintenance and a generator overhaul, as well as incremental costs associated with the Sugar Creek facility.
•	The higher depreciation cost includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008 and depreciation on the new Sugar Creek facility. The increase in other taxes is primarily due to higher gross receipts taxes that are mostly subject to trackers and are therefore collected in net revenues.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Strengthening NiSource’s Financial Position and Balance Sheet
As part of its efforts to strengthen its balance sheet and focus on its core regulated assets, NiSource took a number of steps in 2008 to divest certain non-strategic assets and to address certain legacy issues. These included:
•	The completion of the sale of Northern Utilities and Granite State Gas Transmission to Unitil Corp. in December 2008 for $201.6 million, including working capital. The working capital amount will be adjusted based upon the final settlement during the first quarter of 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	The sale of the Whiting Clean Energy facility to BPAE in June 2008 for $216.7 million, including working capital.

•	The disposition of certain non-strategic Columbia Gulf assets in the Gulf of Mexico area.

•	The resolution of the Tawney class action litigation, which involved natural gas royalty claims asserted against CNR, a former NiSource subsidiary for which NiSource retained primary financial responsibility. On November 22, 2008, a West Virginia court approved a settlement of the case, with NiSource to pay an amount not to exceed $338.8 million.
The following steps were also taken during 2008 to secure financing and strengthen NiSource’s liquidity position:
•	During the second quarter, NiSource issued $700 million of senior unsecured debt.

•	In September 2008, NiSource supplemented its $1.5 billion revolving credit facility that extends to July 2011 with a new, six-month $500 million credit facility. That facility helped ensure ample liquidity to accommodate the company’s seasonal cash flow requirements and to provide near-term funding flexibility related to the Tawney settlement. On February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank loan facility.

•	NiSource also refinanced $254 million in Northern Indiana Pollution Control Bonds in August 2008 at a weighted average fixed interest rate of 5.58%, and renewed Northern Indiana’s $200 million accounts receivable facility in December 2008.
Reaction to Global Financial Environment
Since the financial crisis began, NiSource and its Board have been closely monitoring developments, assessing potential impacts on its businesses and developing plans to effectively manage through this period. A key area of focus relates to continued access to credit markets on reasonable terms. NiSource is also concentrating on the impacts of the economic decline on the industrial customer segment and other markets it serves, and increases in pension expense and funding requirements.
Through a combination of capital spending, working capital and operation and maintenance reductions, NiSource expects to reduce its total projected 2009 financing requirements from nearly $1 billion to approximately $500 million. The company’s resulting $500 million financing requirement of 2009 together with improvements to working capital are expected to be sufficient to fund the refinancing of outstanding debt scheduled to mature in November 2009 and all payments associated with the Tawney settlement. See further discussion within the “Liquidity and Capital Resources” of Management’s Discussion and Analysis.
NiSource will continue to closely monitor events in the credit markets, as well as overall economic conditions in the nation and markets it serves. Maintaining financial flexibility will remain a key priority for NiSource.
Four-Point Platform for Growth
NiSource’s four-part business plan will continue to center on commercial and regulatory initiatives; commercial growth and expansion of the gas transmission and storage business; financial management of the balance sheet; and process and expense management.
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
Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and filed its case-in-chief on August 29, 2008. The filing requested a two-step increase. The first step request was for an increase of approximately $24 million. The second step was for an additional increase of approximately $81 million to incorporate the return on and recovery of the Sugar Creek facility. Such increase was expected to become effective at the date of dispatch of Sugar Creek by MISO. On December 1, 2008, Northern Indiana successfully dispatched Sugar Creek into MISO, simultaneous with the termination of its PJM commitment. As a result, a revised case-in-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
chief was filed on December 19, 2008, incorporating Sugar Creek and resulting in a traditional one-step case, requesting an increase in base rates calculated to produce additional gross margin of $85.7 million annually. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. A field hearing allowing customers to individually participate will occur on March 3, 2009. The OUCC and intervenors are scheduled to file their cases-in-chief by April 17, 2009. Northern Indiana is scheduled to file its rebuttal testimony in June 2009, and final hearings are planned to begin July 27, 2009. If a settlement agreement is not reached, and the full procedural schedule takes place, it is anticipated that new rates would take effect in early 2010.
Northern Indiana is seeking to offer DSM and energy efficiency programs to its electric customers and, accordingly, in December 2008 filed a case-in-chief requesting approval to implement a variety of DSM programs. Proposed programs include rebates for energy efficiency appliances and an air-conditioning cycling program, designed to reduce peak load. The IURC is also reviewing a program that would allow customers to reduce their cost of electricity by agreeing to interrupt their service under some yet to be defined guidelines that would match rules established by MISO.
Northern Indiana included a commitment to using renewable energy in its IRP filed in November 2007, and a subsequent filing was made with the IURC, requesting approval for Northern Indiana to enter into power purchase agreements with subsidiaries of Iberdrola Renewables for wind-generated power from Iowa and South Dakota, and requesting full recovery of all associated costs. On July 24, 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreement with subsidiaries of Iberdrola Renewables. The agreement provides Northern Indiana the opportunity to purchase 100 mw of wind power, which began in early 2009.
On May 30, 2008, Northern Indiana purchased Sugar Creek for $329.7 million. This purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana and has a plant capacity rating of 535 mw. Sugar Creek has transmission access to both the MISO and PJM Interconnection wholesale electricity markets. In November 2008, an arrangement was reached to release Northern Indiana from its contractual commitment binding the Sugar Creek power plant to provide capacity to PJM Interconnection’s Reliability Pricing Model market. Effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO.
Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008, and a settlement agreement was filed on October 24, 2008. In the base rate case, Columbia of Ohio sought recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. The agreement included an annual revenue increase of $47.1 million, and also provides for recovery of costs associated with Columbia of Ohio’s infrastructure rehabilitation program. On December 3, 2008, the PUCO approved the settlement agreement in all material respects, and approved Columbia of Ohio’s proposed rate design. On January 2, 2009, Columbia of Ohio filed a notice of its intent to adjust its Infrastructure Replacement Program Rider, pursuant to the rate order, indicating that an application to adjust the rider would be filed by February 27, 2009.
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate. The application proposes to increase the PIPP rider rate in order to collect $82.2 million in PIPP arrearages.
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint stipulation submitted on behalf of Columbia of Ohio. This stipulation is a result of a process that began on April 13, 2005 with a PUCO ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The stipulation provides for: establishment of accounting for and recovery of costs resulting from the Staff’s investigation; Columbia of Ohio’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this stipulation provides for: Columbia of Ohio’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings.
Columbia of Ohio and other stakeholders reached an agreement in the fourth quarter of 2007 that establishes the framework for operations under Columbia of Ohio’s CHOICE® program for the next several years and provides for

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
a wholesale gas supply auction by early 2010. On January 23, 2008 the PUCO approved the agreement. The stipulation also included a commitment, on behalf of Columbia of Ohio, to file on or before February 1, 2009 an application that proposes to implement by no later than April 1, 2010 a wholesale auction procedure to secure the gas supply required to serve its sales customers. Columbia of Ohio filed this application on January 30, 2009. Pursuant to that application, Columbia of Ohio proposes to implement two consecutive one year long SSO periods, starting in April 2010 with the intent to obtain commodity supplies for both Columbia of Ohio’s PIPP and the SSO load. Columbia of Ohio will obtain gas supplies from alternative suppliers and pass the price of that gas on to its sales customers at a monthly rate called the SSO rate.
In July 2008, Columbia of Ohio filed an application with the PUCO for permission to create a new comprehensive energy conservation program. If approved by the PUCO, Columbia of Ohio’s DSM program would offer a wide range of services to residential and small commercial customers. Columbia of Ohio proposes to recover the three-year, $24.9 million cost of the DSM conservation program through a rider that would be added to residential and small commercial customer bills beginning in May 2010. On July 23, 2008, the PUCO issued an order approving Columbia of Ohio’s proposal subject to the approval of the DSM cost recovery rider proposed in the currently pending rate case, and any other conditions that may be imposed in the rate case. As part of its approval of the settlement agreement in Columbia of Ohio’s rate case, the PUCO approved the DSM cost recovery rider.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the PPUC, and on July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement. In the base rate case, Columbia of Pennsylvania sought to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. On October 23, 2008, the PPUC issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million. Included in the annual revenue increase is consideration for costs associated with Columbia of Pennsylvania’s infrastructure rehabilitation program.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland Public Service Commission, and on February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. In its initial filing, Columbia of Maryland sought an increase of $3.7 million annually. Columbia of Maryland anticipates approval of the settlement and implementation of new rates in the second quarter of 2009.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory matters.
Bear Garden Station. Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 585 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. The station is anticipated to have an in-service date of September 1, 2010, and the total estimated cost for Columbia of Virginia’s facilities is $51.0 million.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Millennium Pipeline Project. In June 2007, construction began on the Millennium pipeline, which includes 182-miles of newly constructed, 30-inch-diameter pipe across New York’s Southern Tier and lower Hudson Valley. Substantially all of the facilities related to the project were completed in the fourth quarter of 2008 and the pipeline commenced service on December 22, 2008. Clean up work along the right-of-ways will be completed in early 2009. Millennium will transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. Millennium is jointly owned by affiliates of NiSource, DTE Energy and National Grid.
Hardy Storage Project. Hardy Storage is in service, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. Injections in 2008 allowed the field to deliver up to 150,000 Dth of natural gas per day during the 2008-2009 winter heating season. Customers withdrew over 5.44 Bcf from the storage field during the 2007-2008 winter heating season. When fully operational in 2009, the field will have a working storage capacity of 12 Bcf, and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Transmission, the operator of Hardy Storage, has expanded its natural gas transmission system by 176,000 Dth per day to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of these transmission facilities is complete and the facilities were placed into service during April 2007.
Master Limited Partnership. On December 21, 2007, NiSource Energy Partners, L.P., an MLP and subsidiary of NiSource, filed a Form S-1 registration statement with the SEC in which it proposed making an initial public offering of common units in the MLP and NiSource proposed contributing its interest in Columbia Gulf to the MLP. NiSource management believes the formation of an MLP will be a natural complement to NiSource’s gas transmission and storage growth strategy, and, if further pursued, could provide NiSource access to competitively priced capital to support future growth investment. The initial public offering did not occur in 2008 due to the damage sustained at Columbia Gulf’s Hartsville, Tennessee, compressor station, following a tornado at the facility, as well as overall financial market conditions. NiSource is in the process of withdrawing its registration statement with the SEC due to market conditions and other internal and external factors.
Florida Gas Transmission Expansion Project. An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission was held in late 2007 and contracts for 100,000 Dth per day of capacity were executed. This project was placed into service in May 2008.
Eastern Market Expansion Project. On May 3, 2007, Columbia Transmission filed a certificate application before the FERC for approval to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. This Eastern Market Expansion project is projected to add 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. On January 14, 2008, the FERC issued an order which granted a certificate to construct the project. Construction of the facilities is underway and the project is expected to be in service by April 2009.
Appalachian Expansion Project. On February 29, 2008, Columbia Transmission filed an application before the FERC for approval to build a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. On August 22, 2008, the FERC issued an order which granted a certificate to construct the project. Construction is in progress and the project is expected to be in service by the second half of 2009.
Financial Management of the Balance Sheet
NiSource’s interest expense decreased $22.2 million for the year ended December 31, 2008 compared to last year. This decrease was due primarily to lower short-term interest rates and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility.
Despite recent turmoil in business and financial markets, NiSource is committed to maintaining its liquidity position. NiSource has been closely monitoring developments relative to the financial crisis and has developed a plan to effectively manage through this period. Specifically, NiSource has developed a liquidity plan which is multi-faceted and is intended to demonstrate to the financial markets that the Company has multiple avenues for gaining access to the capital markets.
Key elements of the liquidity plan include:
•	Addressing critical funding requirements during calendar years 2009 and 2010, including the resolution of the Tawney class action litigation in an amount not to exceed $338.8 million; annual anticipated dividend payments of approximately $252 million; and debt maturities of $417.6 million in November 2009 and $932.4 million in November 2010.

•	Reducing the Company’s total projected 2009 funding requirements from nearly $1 billion to approximately $500 million by reducing planned capital spending for 2009 from in excess of $1 billion to $800 million; and through a $250 million reduction in working capital requirements for 2009; To further improve the company’s liquidity position, NiSource recently put in place a two-year term loan facility with a syndicate of banks which will expire in February 2011. Borrowings under the facility will have an effective cost of LIBOR plus 538 basis points. The facility became effective on February 13, 2009, and currently has firm bank commitments totaling $265 million. Under an

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
accordion feature within the agreement, the facility could potentially be expanded to as much as $500 million. It is currently anticipated that the aggregate bank commitments under this facility will increase to $350 million by April 2009.
•	NiSource is also working towards (i) issuing additional unsecured corporate debt and (ii) issuing upto an aggregate of $350 million of secured or unsecured debt at several of its subsidiary companies during 2009.

•	During 2008, NiSource issued long-term debt of $500 million of 6.80% unsecured notes that mature January 15, 2019 and $200 million of 6.15% unsecured notes that mature on March 1, 2013.

•	In addition, on August 25, 2008, Northern Indiana converted all of the Jasper County Pollution Control Bonds from a variable rate demand mode to a fixed rate mode, and reoffered the bonds to external investors. As a result of the fixed rate conversion and reoffering process, the weighted average interest rate is now fixed at 5.58%. Northern Indiana also renewed its $200 million accounts receivable facility in December 2008.
NiSource will continue to closely monitor events in the credit markets, as well as overall economic conditions in the nation and the markets we serve. Maintaining financial flexibility will remain a key priority for NiSource.
Credit Ratings. On December 16, 2008, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-; however, it changed the ratings outlook for NiSource and all of its subsidiaries to negative from stable. On February 4, 2009, Moody’s Investors Services affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and its subsidiaries is negative. On February 4, 2009, Fitch lowered its senior unsecured ratings for NiSource to BBB- and for Northern Indiana to BBB. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, an additional downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Process and Expense Management
IBM Agreement. In December 2007, NiSource and IBM finalized a restructuring of their business services agreement. Under the restructured agreement, IBM will primarily provide information technology services, with a number of other business service functions to be transitioned back to the NiSource organization. During 2008, certain Meter to Cash, Human Resources, Sales Center, remaining Finance and Accounting (except for Accounts Payable) and Supply Chain Management support services transitioned back to the company. NiSource has made a decision to transition certain Accounts Payable functions to another service provider.
In January 2008, NiSource and IBM also agreed to move forward with the Indiana deployment of a Work Management System. The Work Management System project will provide technologies that standardize, integrate and support the transformation of processes and will eliminate inefficient manual work processes while meeting regulatory/compliance standards. Implementation is expected in 2009.
2009 Outlook
Earnings from continuing operations for 2009 are expected to fall within a range of $1.00 to $1.10 per basic share. The most significant downward impact on NiSource’s near-term earnings outlook relates to an increase in pension expense of approximately $100 million, or 24 cents per basic share, in 2009 due to the deterioration in the value of plan assets in 2008. Interest expense is also expected to increase over 2008 levels by approximately $50 million or 12 cents per basic share.
Ethics and Controls
NiSource has had a long term commitment to providing accurate and complete financial reporting as well as high standards for ethical behavior by its employees. NiSource’s senior management takes an active role in the development of this Form 10-K and the monitoring of the company’s internal control structure and performance. In addition, NiSource will continue its mandatory ethics training program in which employees at every level throughout the organization participate.
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
Income from Continuing Operations and Net Income
For the twelve months ended December 31, 2008, NiSource reported income from continuing operations of $369.8 million, or $1.35 per basic share, compared to $302.9 million, or $1.10 per basic share in 2007. Income from continuing operations before the cumulative change in accounting principle for the twelve months ended December 31, 2006 was $333.8 million, or $1.22 per basic share.
Including results from discontinued operations, NiSource reported 2008 net income of $79.0 million, or $0.29 per basic share, 2007 net income of $321.4 million, or $1.17 per basic share, and 2006 net income of $282.2 million, or $1.04 per basic share.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations. An increase in operating expenses of $17.5 million for the 2008 year was offset by a corresponding increase to net revenues reflecting recovery of these tracked costs. In the 2007 period, an increase in operating expenses of $25.1 million for trackers was offset by a corresponding increase to net revenues reflecting recovery of these costs. These increases in 2008 and in 2007 were largely attributable to higher uncollectible accounts.
Net Revenues
NiSource analyzes the operating results using net revenues. Net revenues are calculated as revenues less the associated cost of sales (excluding depreciation and amortization.) NiSource believes net revenues is a better measure to analyze profitability than gross operating revenues since the majority of the cost of sales are tracked costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in gross operating revenues.
Total consolidated net revenues (gross revenues less cost of sales, excluding depreciation and amortization) for the twelve months ended December 31, 2008, were $3,242.6 million, a $55.6 million increase compared with 2007. The increase in net revenues is from higher Gas Distribution Operations net revenue which increased by $62 million. This increase in net revenues was due primarily to regulatory and service programs including impacts from rate proceedings at Columbia of Pennsylvania, Columbia of Ohio, Columbia of Kentucky and Bay State of $21.9 million, increased trackers of $17.5 million offset in expense, the impact of an adjustment for estimated unbilled revenues of $14.6 million recorded by Northern Indiana in 2007, and colder weather of approximately $9 million. Gas Transmission and Storage Operations net revenues decreased $2.1 million mainly due to lower shorter-term transportation and storage services and commodity margin revenues of $24.0 million and the impact of a regulatory settlement of $9.0 million, partially offset by increased subscriptions for firm transportation services of $23.1 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system. Electric Operations net revenues decreased $5.7 million from 2007 a result of lower residential sales volumes and lower residential and commercial margins of $19.5 million, lower wholesale transactions of $14.1 million, the impact of cooler weather of approximately $12 million and $11.4 million of higher MISO related costs, partially offset by the impact of a $33.5 million settlement in third quarter of 2007 related to the cost of power purchased by Northern Indiana in 2006 and 2007 and the impact of a $10.9 million adjustment for estimated unbilled electric revenues recorded in 2007. Other Operations net revenues were essentially flat compared with 2007.
Total consolidated net revenues for the twelve months ended December 31, 2007 were $3,187.0 million, a $104.3 million increase compared with 2006, which includes the impact of $25.1 million of trackers discussed above. NiSource’s operating segments contributed to this overall increase in net revenues as follows: Gas Distribution Operations net revenues increased $93.9 million; Gas Transmission and Storage Operations increased $20.8 million; and Electric Operations decreased $10.8 million. Net revenue increases from Gas Distribution Operations were primarily a result of favorable weather of approximately $71 million, a $17.8 million increase in revenues from regulatory trackers, which are primarily offset in operating expense and higher net revenues from regulatory

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
initiatives and other service programs of $10.9 million, partially offset by a $14.6 million adjustment for estimated unbilled revenues. Net revenues increased within Gas Transmission Operations as a result of increased firm capacity reservation revenues of $19.8 million due in large part to the Columbia Gulf mainline pipeline being fully subscribed in 2007. Electric Operations net revenues were negatively impacted by a $33.5 million settlement related to the cost of power purchased by Northern Indiana in 2006 and 2007, lower industrial margins of $11.8 million, a $10.9 million adjustment for estimated unbilled revenues and higher revenue credits of $5.1 million, which more than offset increases in net revenues due to higher wholesale margins and volumes amounting to $19.6 million, favorable weather of approximately $17 million, higher residential and commercial volumes attributable to usage and increased customers of approximately $15.3 million and lower unrecoverable MISO costs of $7.1 million.
Expenses
Operating expenses were $2,337.2 million in 2008, an increase of $57.5 million from the comparable 2007 period. This increase was primarily due to higher employee and administrative expenses of $37.5 million, a $27.0 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008 and $6.6 million of depreciation for the new Sugar Creek plant, higher electric generation and maintenance expenses of $11.6 million and higher gross receipts and other taxes of $9.2 million. These increases in expense were partially offset by an adjustment decreasing employee benefits expense by $12.7 million and lower legal reserves of $10.7 million. The $12.7 million adjustment decreasing employee benefit expenses was due to a misclassification in 2007 of certain medical claims. This adjustment had no impact on actual medical claims paid or coverage to benefit participants. The higher generation and maintenance expenses were primarily attributable to a planned turbine and boiler maintenance and a generator overhaul, as well as $4.1 million in incremental costs associated with the Sugar Creek facility.
Operating expenses were $2,279.7 million in 2007, a $125.1 million increase from 2006, which includes $25.1 million of increased expense that is recovered through trackers and corresponding increases in net revenues (see discussion above). This increase was primarily due to higher employee and administrative expenses of $66.9 million, higher expense within Electric Operations for electric generation and storm damage restoration totaling $13.9 million, higher depreciation of $8.7 million and increased other taxes of $12.9 million primarily due to property taxes. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to the pricing structure under NiSource’s original business services arrangement with IBM. In December 2007, NiSource and IBM finalized a restructuring of their business services agreement. The restructured agreement provided that IBM would primarily provide information technology services, while a number of other business service functions would be transitioned back to the NiSource organization. The impact of the amended agreement with IBM included a settlement charge of $9.8 million recorded during the fourth quarter of 2007. These increases in expenses were partially offset by the impact of a $17.0 million accrual recorded in fourth quarter of 2006 in conjunction with the BP contract revision.
Equity Earnings (Loss) in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates increased 2008 operating income by $12.3 million compared to income of $9.4 million in 2007. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations business. Equity earnings increased $2.9 million due to higher AFUDC earnings from Millennium partially offset by increased interest expense from Hardy Storage.
Equity Earnings (Loss) in Unconsolidated Affiliates increased 2007 operating income by $9.4 million compared to a loss of $12.3 million in 2006. Equity earnings increased $21.7 million due to Hardy Storage being placed in service in April 2007, higher AFUDC earnings from Millennium and the impact of Millennium recording a $13.0 million reserve in 2006 related to vacated portions of the original project.
Other Income (Deductions)
Other Income (Deductions) in 2008 reduced income $362.5 million compared to a reduction of $449.3 million in 2007. This decrease in other deductions of $86.8 million was mainly due to lower interest expense, higher other income and a redemption premium of $40.6 million which reduced income in 2007 related to the early extinguishment of long-term notes for Whiting Clean Energy.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Interest expense, net was $380.1 million for 2008 compared to $402.3 million for last year. This decrease of $22.2 million was mainly due to lower short-term interest rates and credit facility fees, and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility. Other, net was income of $17.6 million for 2008 compared to a loss of $6.4 million for the comparable 2007 period due to the sale of an investment and lower costs associated with the sale of accounts receivable. On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million. JOF Transportation Company held 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.
Other Income (Deductions) in 2007 reduced income $449.3 million compared to a reduction of $397.8 million in 2006. This increase in other deductions of $51.5 million was mainly due to a redemption premium of $40.6 million related to the early extinguishment of long-term notes for Whiting Clean Energy and to higher short-term interest rates and credit facility fees.
Income Taxes
Income taxes increased by $20.9 million in 2008 as compared with 2007. The increase was due to higher pre-tax income, offset by lower state income tax expense. The effective income tax rates were 33.4%, 35.2%, and 35.6% in 2008, 2007 and 2006, respectively. The 1.8% decrease in the overall effective tax rate in 2008 versus 2007 was primarily the result of a change in Massachusetts state taxes discussed below. Income taxes decreased $19.7 million in 2007 as compared with 2006, primarily due to lower pre-tax income. The 0.4% decrease in the overall effective tax rate in 2007 versus 2006 is due to higher Section 199 deductions, lower regulatory flow-through depreciation, and the capitalization of the tax impact of AFUDC-Equity to a regulatory asset. These decreases were offset by increased state income tax expense.
On July 3, 2008, the Governor of Massachusetts signed into law a bill that significantly changed the Massachusetts corporate income tax regime. Under the new law, which became effective for tax years beginning on or after January 1, 2009, NiSource calculates its Massachusetts income tax liability on a unitary basis, meaning that the income tax obligation to the Commonwealth of Massachusetts is determined based on an apportioned share of all of NiSource’s income, rather than just the income of NiSource’s subsidiaries doing business in Massachusetts. Because of NiSource’s substantial operations outside of Massachusetts, the new law has the impact of reducing the deferred income tax liability to Massachusetts. Under SFAS No. 109, NiSource must recognize the impact of this tax law change in the quarter it is enacted. As a result, income tax expense and deferred income tax were reduced by $14.9 million in 2008.
Discontinued Operations
Discontinued operations reflected a loss of $290.8 million, or $1.06 loss per basic share, in 2008, income of $18.5 million, or $0.07 per basic share, in 2007, and a loss of $52.0 million, or $0.18 loss per basic share, in 2006.
The loss in 2008 is primarily attributable to an adjustment to the reserve for the Tawney litigation discussed previously and losses from businesses disposed during the year. During 2008 NiSource recorded an after-tax loss of $108.2 million for the dispositions of Northern Utilities, Granite State Gas and Whiting Clean Energy. In addition, in the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities, Granite State Gas and Whiting Clean Energy as discontinued operations. As such, net income of $4.4 million and $9.0 million was classified as discontinued operations for the year ended 2008 and 2007, respectively and a net loss of $20.5 million was reclassified for 2006. In the third quarter of 2008, NiSource began accounting for the operations of NiSource Retail Services as discontinued operations. As such, net income from continuing operations of $0.8 million, $0.1 million and $0.1 million was classified as discontinued operations for the twelve months ended December 31, 2008, 2007, and 2006, respectively.
Discontinued operations reflected income of $18.5 million, or $0.07 per basic share, in 2007, and an after-tax loss of $52.0 million, or $0.18 loss per basic share, in 2006. The $18.5 million of income from discontinued operations in 2007 includes net income from Northern Utilities, Granite State Gas and Whiting Clean Energy of $9.0 million, a $7.5 million reduction, net of taxes, in the liability for unrecognized tax benefits and $0.9 million in related interest, net of taxes, associated with the issuance of additional tax guidance in the first quarter of 2007. The loss from discontinued operations in 2006 was primarily the result of an increase to legal reserves and the sale of certain low-income housing investments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Cumulative Effect of Change in Accounting Principle
The cumulative effect of change in accounting principle in 2006 of $0.4 million, net of taxes, resulted from the cumulative effect of adopting SFAS No. 123R. Refer to Note 15, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements for additional information regarding the cumulative effect of adopting SFAS No. 123R.
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
Operating Activities
Net cash from operating activities for the twelve months ended December 31, 2008 was $585.3 million, a decrease of $171.9 million from a year ago. A $132.4 million increase in deferred taxes primarily related to bonus depreciation was more than offset by changes in assets and liabilities. The impacts of gas prices and weather significantly impact working capital changes. High gas prices and 8% colder than normal weather in the distribution markets during the fourth quarter of 2008 resulted in higher than normal accounts receivable balances at year end. The average price of gas and increased storage injections resulted in increased inventory levels year over year requiring a use of cash. In addition, increases in regulatory assets, including a deferred uncollectible expense to be recovered via the bad debt and PIPP recovery programs, and the pass back to customers per the Columbia of Ohio stipulation generated a use of working capital.
Pension and Other Postretirement Plan Funding. In 2009, NiSource expects to make contributions of approximately $104 million to its pension plans and approximately $53 million to its postretirement medical and life plans. NiSource’s pension assets have incurred a negative return of 30.3% from asset values at December 31, 2007, which will have an impact on future pension cash contributions and expense. In 2009, pension expense, net of amounts capitalized, is projected to increase by approximately $100 million compared to 2008.
Tawney Settlement. In 2008, NiSource paid $25 million related to the Tawney settlement and complied with the settlement agreement requirement to fund an additional $60.5 million by January 13, 2009. NiSource expects to make the remaining payments in 2009 up to the total settlement amount of $338.8 million. A letter of credit of $254 million was issued on January 13, 2009 to cover these remaining payments. Refer to Item 3, “Legal Proceedings” for additional information.
Investing Activities
As part of its efforts to strengthen its balance sheet and focus on its core regulated assets, NiSource took a number of steps in 2008 to divest certain non-strategic assets. These included:
•	The completion of the sale of Northern Utilities and Granite State Gas to Unitil Corp. for $201.6 million, including working capital.

•	The sale of the Whiting Clean Energy facility to BPAE for $216.7 million, including working capital.

•	The disposition of certain non-strategic Columbia Gulf assets in the Gulf of Mexico area.
Capital Expenditures and Other Investing Activities. The tables below reflect actual capital expenditures and other investing activities by segment for 2006, 2007, and 2008 and estimates for 2009. The other investing activities related to equity investments in Millennium and Hardy Storage is included within the Gas Transmission and Storage Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

(in millions)	2006	2007	2008	2009E

Gas Distribution Operations	$268.0	$286.3	$369.7	$332.0
Gas Transmission and Storage Operations	204.4	225.7	383.8	290.2
Electric Operations	151.2	241.5	552.4	175.4
Other Operations	4.0	10.4	0.7	2.4

Total	$627.6	$763.9	$1,306.6	$800.0

For 2008, capital expenditures and certain other investing activities were $1,306.6 million, an increase of $542.7 million over 2007. A significant amount of the increase was due to higher capital expenditures within Electric Operations of $310.9 million. This increase was primarily attributable to the acquisition of the Sugar Creek Generating Station.
Capital expenditures increased within Gas Distribution Operations and Gas Transmission and Storage Operations by $83.4 million and $158.1 million, respectively. The increase within Gas Distribution Operations segment was primarily due to higher expenditures in infrastructure replacement programs, particularly in Ohio and Pennsylvania. The increase within the Gas Transmission and Storage Operations segment was primarily due to new business initiatives to maintain and expand market share in storage and interstate transportation.
For 2009 the projected capital program and certain other investing activities are expected to be $800.0 million, which is $506.6 million lower than the 2008 capital program. This lower spending is mainly due to a decrease in the acquisition of incremental electric generation capacity, reduced spending on infrastructure replacement programs and lower expenditures for growth projects primarily within the Gas Transmission and Storage Operations segment. The program is expected to be funded through a combination of cash flow from operations and new long-term debt issuances during 2009.
NiSource received proceeds from the sale of Whiting Clean Energy, Northern Utilities, and Granite State of $216.7 million, $187.3 million, and $14.3 million, respectively.
On May 30, 2008, Northern Indiana purchased Sugar Creek for $329.7 million. This purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity. Refer to Note 5, “Purchase of Sugar Creek Plant,” in the Notes to Consolidated Financial Statements for further discussion.
Restricted cash was $286.6 million and $57.7 million for the years ended December 31, 2008 and 2007, respectively. The increase in restricted cash was due primarily to the change in forward gas prices which resulted in increased margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.
NiSource received insurance proceeds for capital repairs of $46.7 million, $17.4 million, and $10.6 million related to hurricanes and other items in 2008, 2007, and 2006, respectively.
Financing Activities
The following steps were taken during 2008 to secure financing and strengthen NiSource’s liquidity position:
•	During the second quarter, NiSource issued $700 million of senior unsecured debt.

•	In September 2008, NiSource supplemented its $1.5 billion revolving credit facility that extends to July 2011 with a new, six-month $500 million credit facility. That facility helped ensure ample liquidity to accommodate the company’s seasonal cash flow requirements and to provide near-term funding flexibility related to the Tawney settlement. On February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank loan facility.

•	NiSource also refinanced $254 million in Northern Indiana Pollution Control Bonds in August 2008 at a weighted average fixed interest rate of 5.58%, and renewed Northern Indiana’s $200 million accounts receivable facility in December 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Long-term Debt. NiSource’s 2009 financing requirement of approximately $500 million includes the refinancing of outstanding debt scheduled to mature in November 2009, as well as payments associated with the Tawney settlement. NiSource plans to meet this requirement through a combination of measures. First, the company plans to issue unsecured corporate debt up to $500 million. During February 2009, NiSource negotiated a two-year term loan facility with a syndicate of banks maturing in February 2011. Borrowings under the facility will have an effective cost of LIBOR plus 538 basis points. The initial closing of the facility occurred on February 13, 2009, with a subsequent closing expected to take place in early April under an “accordion” feature under which the facility can be expanded to $500 million prior to the final closing. NiSource has received bank commitments totaling $265 million, with the ultimate level of the facility expected to be up to $350 million. NiSource is also working towards (i) issuing additional unsecured corporate debt and (ii) issuing up to an aggregate of $350 million of secured or unsecured debt at several of its subsidiary companies during 2009.
During January 2009, NiSource repurchased $32.4 million of the $450.0 million floating rate notes scheduled to mature in November 2009 and $67.6 million of the $1.0 billion 7.88% unsecured notes scheduled to mature in November 2010.
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
Jasper County Pollution Control Bonds. Northern Indiana has seven series of Jasper County Pollution Control Bonds with a total principal value of $254 million currently outstanding. Prior to March 25, 2008, each of the series bore interest at rates established through auctions that took place at either 7, 28, or 35 day intervals. Between February 13, 2008 and March 5, 2008, Northern Indiana received notice that six separate market auctions of four series of the Jasper County Pollution Control Bonds had failed. As a result, those series representing an aggregate principal amount of $112 million of the Jasper County Pollution Control Bonds bore interest at default rates equal to 15% or 18% per annum. Subsequent auctions were successful, but resulted in interest rates between 5.13% and 11.0%, which were in excess of historical market rates. These auction failures were attributable to the lack of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
liquidity in the auction rate securities market, largely driven by the turmoil in the bond insurance market. The Jasper County Pollution Control Bonds are insured by either Ambac Assurance Corporation or MBIA Insurance Corporation.
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
Northern Indiana reflected the Jasper County Pollution Control Bonds as an offset to long-term debt within the Condensed Consolidated Balance Sheet (unaudited) as of March 31 and June 30, 2008 upon repurchase and the debt was considered extinguished per SFAS No. 140. As such, unamortized debt expense of $4.6 million previously recorded under deferred charges and other was reclassified to a regulatory asset. The Consolidated Balance Sheet as of December 31, 2008 reflects the reissuance of the long term debt. The repurchase and the subsequent re-issuance of these bonds are included under, “Financing Activities,” in the Statement of Consolidated Cash Flow.
Credit Facilities. During September 2008, NiSource Finance entered into a new $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that expires March 23, 2009. During July 2006, NiSource Finance amended its $1.25 billion five-year revolving credit facility increasing the aggregate commitment level to $1.5 billion, extending the termination date by one year to July 7, 2011, and reduced the cost of borrowing. These facilities are designed to provide a reasonable cushion of short-term liquidity for general corporate purposes and in anticipation of continuing volatile natural gas prices, as well as to provide for short-term payment requirements related to the Tawney settlement. On February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan facility.
NiSource Finance had outstanding credit facility borrowings of $1,163.5 million at December 31, 2008, at a weighted average interest rate of 1.09%, and borrowings of $1,061.0 million at December 31, 2007, at a weighted average interest rate of 5.43%.
As of December 31, 2008 and December 31, 2007, NiSource Finance had $87.3 million and $110.4 million of stand-by letters of credit outstanding, respectively. At December 31, 2008, $1.0 million of the $87.3 million total outstanding letters of credit resided within a separate bi-lateral letter of credit arrangement with Barclays Bank that NiSource Finance obtained during February 2004. Of the remaining $86.3 million of stand-by letters of credit outstanding at December 31, 2008, $83.5 million resided under NiSource Finance’s five-year credit facility and $2.8 million resided under an uncommitted arrangement with another financial institution. An additional letter of credit of $254 million was issued on January 13, 2009 to cover the remaining payments related to the Tawney settlement.
As of December 31, 2008, an aggregate of $753.0 million of credit was available under both credit facilities.
Debt Covenants. NiSource is subject to one financial covenant under its five-year revolving credit facility and the two-year term loan facility. This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in the 2005 private placement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2008, the ratio was 61.6%.
NiSource is also subject to certain other non-financial covenants under the revolving credit facilities. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $150 million. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource’s assets to no more than 10% of its consolidated total assets. The revolving credit facilities also include a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource’s bond indentures generally do not contain any financial maintenance covenants. However, NiSource’s bond indentures are generally subject to cross default provisions ranging from uncured payment defaults of $5 million to $50 million, and limitations on the incurrence of liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets capped at 10% of NiSource’s consolidated net tangible assets.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On July 1, 2006, the agreement was amended to increase the program limit from $300 million to $350 million. The agreement currently expires on June 26, 2009. As of December 31, 2008, $236.5 million of accounts receivable had been sold by CORC compared to $202.4 million as of December 31, 2007.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement with Citibank, N.A. under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 18, 2009, and can be renewed if mutually agreed to by both parties. As of December 31, 2008, NRC had sold $119.0 million of accounts receivable compared to $200.0 million as of December 31, 2007. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 by Standard and Poor’s or Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
Credit Ratings. On December 16, 2008, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-; however, it changed the ratings outlook for NiSource and all of its subsidiaries to negative from stable. On February 4, 2009, Moody’s Investors Services affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and its subsidiaries is negative. On February 4, 2009, Fitch lowered its senior unsecured ratings for NiSource to BBB- and for Northern Indiana to BBB. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, an additional downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $30 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business. In addition, under Northern Indiana’s trade receivables sales program, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 by Standard and Poor’s or Moody’s, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and purchase obligations for various services including pipeline capacity and IBM outsourcing. The table below excludes all amounts classified as current liabilities on the Consolidated Balance Sheets, other than current maturities of long-term debt and current interest payments on long-term debt. The total contractual obligations in existence at December 31, 2008 and their maturities were:

(in millions)	Total	2009	2010	2011	2012	2013	After

Long-term debt	$6,381.1	$461.0	$1,010.0	$27.2	$315.0	$613.0	$3,954.9
Capital leases	45.7	8.0	4.6	4.0	4.1	4.4	20.6
Interest payments on long-term debt	2,672.5	377.0	355.8	287.7	284.8	239.6	1,127.6
Operating leases	241.6	45.3	42.6	37.3	31.5	24.4	60.5
Energy commodity contracts	1,249.9	699.9	220.0	66.0	66.0	66.0	132.0
Service obligations:
Pipeline service obligations	1,885.2	247.5	242.6	222.2	214.4	154.5	804.0
IBM service obligations	613.7	101.9	103.9	96.8	92.8	91.1	127.2
Vertex Outsourcing LLC service obligations	76.0	11.9	11.8	11.8	11.7	11.5	17.3
Other service obligations	368.2	129.7	104.0	104.5	23.2	6.8	—
Other long-term liabilities	157.1	157.1	—	—	—	—	—

Total contractual obligations	$13,691.0	$2,239.3	$2,095.3	$857.5	$1,043.5	$1,211.3	$6,244.1

NiSource calculated estimated interest payments for long-term debt as follows: for the fixed-rate debt, interest is calculated based on the applicable rates and payment dates; for variable-rate debt, interest rates are used that are in place as of December 31, 2008. For 2009, NiSource projects that it will be required to make interest payments of approximately $460 million, which includes $377.0 million of interest payments related to its long-term debt outstanding as of December 31, 2008. At December 31, 2008, NiSource also had $1,163.5 million in short-term borrowings outstanding.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring equal annual payments of $5.8 million over 10 years beginning in January 2008. This agreement is recorded as a capital lease. Final acceptance of the software installation was made on January 2, 2008 and the software was placed in service in September 2008.
NiSource’s subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent minimum quantities of these commodities NiSource is obligated to purchase at both fixed and variable prices.
In July 2008, the IURC issued an order approving Northern Indiana’s purchase power agreements with subsidiaries of Iberdola Renewables, Buffalo Ridge I LLC and Barton Windpower LLC. These agreements provide Northern Indiana the opportunity and obligation to purchase up to 100 mw of wind power commencing in early 2009. The contracts extend 15 and 20 years, representing 50 mw of wind power each. No minimum quantities are specified within these agreements due to the variability of electricity production from wind, so no amounts related to these contracts are included in the table above. Upon any termination of the agreements by Northern Indiana for any reason (other than material breach by Buffalo Ridge I LLC or Barton Windpower LLC), Northern Indiana may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2009 to 2045, require NiSource to pay fixed monthly charges.
On December 12, 2007, NiSource Corporate Services amended its agreement with IBM to provide business process and support functions to NiSource. During 2008, NiSource reassumed responsibility for certain support functions including human resource administration, payroll, supply chain (procurement), sales centers, and the majority of meter to cash operations (billing and collections) while customer contact center operations and accounts payable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
functions were transitioned to different service providers. IBM has retained responsibility for information technology operations. NiSource Corporate Services will continue to pay IBM for the amended services under a combination of fixed or variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $618 million to IBM in service fees and project costs over the remaining 6.5 year term, of which $3.7 million is reflected as capital lease payments. Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s un-recovered capital investments, and IBM wind-down expense. This termination fee could be a material amount depending on the events giving rise to termination and the timing of the termination.
NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $76.0 million to Vertex Outsourcing LLC in service fees over the remaining 6.5 year term. Upon termination of the agreement by NiSource for any reason (other than material breach by Vertex Outsourcing LLC), NiSource may be required to pay a termination charge not to exceed $15.0 million.
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
NiSource’s expected payments related to other long-term liabilities includes employer contributions to pension and other postretirement benefits plans expected to be made in 2009. Plan contributions beyond 2009 are dependant upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated. In 2009, NiSource expects to make contributions of approximately $104 million to its pension plans and approximately $53 million to its postretirement medical and life plans. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.
Not included in the table above are $4.1 million of estimated federal and state income tax liabilities, including interest, recorded in accordance with FIN 48. If or when such amounts may be settled is uncertain and cannot be estimated at this time. Refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for more information.
In the fourth quarter of 2008, NiSource received final approval by the West Virginia Circuit Court for Roane County regarding a settlement agreement regarding the Tawney proceeding. NiSource’s share of the settlement liability is up to $338.8 million. NiSource has complied with its obligations under the settlement agreement to fund $85.5 million to the qualified settlement fund by January 13, 2009. NiSource has also complied with its obligation to provide a letter of credit on January 15, 2009, securing the unpaid portion of the settlement and has submitted an agreed order discharging the judgment to the trial court. Final cash payments will be made based upon actual claims received, so no amounts have been included in the table above at this time.
NiSource cannot reasonably estimate the settlement amounts or timing of cash flows related to long-term obligations classified as, “Other Liabilities and Deferred Credits,” on the Consolidated Balance Sheets, other than those described above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource also has obligations associated with income, property, gross receipts, franchise, payroll, sales and use, and various other taxes and expects to make tax payments of approximately $350 million in 2009. Under the provisions of the American Recovery and Reinvestment Act of 2009, NiSource is entitled to claim additional first year depreciation (“bonus” depreciation) equal to 50% of certain eligible 2009 capital expenditures. Tax deductions associated with the bonus depreciation, along with income tax deductions related to settlement of the Tawney litigation, is expected to reduce NiSource’s 2009 taxable income to near zero. As a result, no federal income tax payments are included in the 2009 expected tax payments disclosed above.
NiSource, like many of its peers in the electric and gas utility industries, has filed with the IRS for permission to deduct, for tax purposes, certain repair costs that have historically been capitalized for book purposes under utility ratemaking practices and followed for tax purposes. If granted, such method change would provide significant additional liquidity in the form of income tax refunds for taxes paid in prior years and reductions in future year income tax payments.
Off Balance Sheet Items
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $497.4 million of commodity-related payments for its current subsidiaries involved in energy commodity contracts and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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
NiSource has other guarantees outstanding. Refer to Note 19-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
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
During 2008 and 2007, a loss of $0.3 million and gain of $0.3 million, net of taxes respectively, were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During 2008 and 2007, NiSource did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive income (loss) to earnings due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $53.9 million of loss, net of taxes. Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Consolidated Financial Statements for further information on NiSource’s various derivative programs for managing commodity price risk.
NiSource subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange traded derivative contracts. The amount of these deposits, which are reflected in NiSource’s restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $25.0 million and $27.2 million for the years 2008 and 2007, respectively.
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
As a result of these fixed-to-variable interest rate swap transactions, $1,050 million of NiSource Finance’s existing long-term debt is now subject to fluctuations in interest rates.
Credit Risk
Due to the nature of the industry, credit risk is embedded in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. In addition, Risk Management Committee guidelines are in place which document management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation efforts. Exposures to credit risks are monitored by the Corporate Credit Risk function which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative related contracts, credit risk arises when counterparties are obligated to deliver or purchase defined commodity units of gas or power to NiSource at a future date per execution of contractual terms and conditions. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions net of any posted collateral such as cash, letters of credit and qualified guarantees of support.
As a result of the ongoing credit crisis in the financial markets, NiSource has been closely monitoring the financial status of its banking credit providers and interest rate swap counterparties. NiSource continues to evaluate the financial status of its banking partners through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by the major credit rating agencies. As of December 31, 2008, the U.S. Treasury Department has injected approximately $243 billion into U.S. financial institutions (the TARP Capital Purchase Program), in an attempt to improve the financial position of U.S. banks.
Prior to the U.S. Treasury’s announcement of the TARP Capital Purchase Program and the announcement of certain bank acquisitions as described above, the parent company of one of NiSource’s interest rate swap counterparties, Lehman Brothers Holdings Inc., filed for Chapter 11 bankruptcy protection, impacting the status of an outstanding swap in the notional amount of $110 million. As a result, on September 15, 2008, NiSource Finance terminated a fixed-to-variable interest rate swap agreement with Lehman Brothers. NiSource Finance elected to terminate the swap when Lehman Holdings Inc., guarantor under the applicable International Swaps and Derivatives Association agreement, filed for Chapter 11 bankruptcy protection on September 14, 2008, which constituted an event of default under the swap agreement between NiSource Finance and Lehman Brothers Special Financing Inc. The mark-to-market close-out value of this swap at the September 15, 2008 termination date was determined to be $4.8 million and was fully reserved in the third quarter of 2008.
NiSource also reviewed its exposure to all other counterparties including the other interest rate swap counterparties and concluded there was no significant risk associated with these counterparties. NiSource will continue to closely monitor events in the credit markets, as well as overall economic conditions in the nation and the markets we serve.
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
Refer to Note 18, “Fair Value Disclosures,” in the Notes to the Consolidated Financial Statements for additional information on NiSource’s fair value measurements.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.2 million, $0.3 million and zero during 2008, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
Refer to “Critical Accounting Policies” included in this Item 7 and Note 1-U, “Accounting for Risk Management and Energy Marketing Activities,” and Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.
Other Information
Critical Accounting Policies
NiSource applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on NiSource’s results of operations and Consolidated Balance Sheets.
Basis of Accounting for Rate-Regulated Subsidiaries. SFAS No. 71 provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. NiSource’s rate-regulated subsidiaries follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $1,955.3 million and $1,426.5 million at December 31, 2008, and $1,082.9 million and $1,425.5 million at December 31, 2007, respectively. For additional information, refer to Note 1-F, “Basis of Accounting for Rate-Regulated Subsidiaries,” in the Notes to Consolidated Financial Statements.
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
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $237.2 million at December 31, 2008. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
Accounting for Risk Management Activities. Under SFAS No. 133 the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income (loss), earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive income (loss) and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered or passed back in revenues through rates.
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
Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that there is a high risk correlation of the changes in fair values of the derivatives and the underlying risks. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. NiSource had $351.1 million and $127.4 million of price risk management assets, of which $344.2 million and $113.5 million related to hedges, at December 31, 2008 and 2007, respectively, and $475.0 million and $81.6 million of price risk management liabilities, of which $405.0 million and $55.3 million related to hedges, at December 31, 2008 and 2007, respectively. The amount of unrealized gains (losses) recorded to accumulated other comprehensive income (loss), net of taxes, was a loss of $139.8 million and a gain of $7.6 million at December 31, 2008 and 2007, respectively.
Pensions and Postretirement Benefits. NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, SFAS No. 88 and SFAS No. 106, as amended by SFAS No. 158. The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource’s pensions and other postretirement benefits see Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements.
Goodwill Impairment Testing. As of December 31, 2008, NiSource had $3.7 billion of goodwill on the Consolidated Balance Sheet, which was mainly due to the acquisition of Columbia.
In the quarters ended June 30, 2008 and June 30, 2007, NiSource performed its annual impairment test of goodwill associated with the purchases of Columbia, Northern Indiana Fuel and Light and Kokomo Gas. SFAS No. 142 requires that the impairment test be performed through the application of a two-step fair value test. The first step of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
the test compares the fair values of the reporting units with the carrying amounts, including goodwill. An impairment of goodwill results when there is an excess of book value over the fair value of a reporting unit. The second step would then need to be performed to quantify the impairment charge, if any, which would be measured by comparing the implied value of goodwill to its carrying amount. The implied fair value of goodwill for each reporting unit is determined by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. Any excess of fair value of the reporting unit over the amounts allocated to the assets and liabilities is the implied fair value of goodwill.
The results of the June 30, 2008 and June 30, 2007 annual impairment tests indicated that no impairment charge was required. For the purpose of testing for impairment of the goodwill recorded in the acquisition of Columbia, the related subsidiaries were aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. Northern Indiana Fuel and Light and Kokomo Gas are each separate reporting units within the Gas Distribution Operations segment.
NiSource uses an income approach to estimate the fair value of its reporting units for the purposes of this test. The method is generally based on a discounted cash flow valuation model that incorporates internal projections of expected future cash flows and operating results to estimate a fair value of each reporting unit. Determining fair value requires management to make a number of judgments about assumptions and estimates used in the model that are subjective and include unobservable inputs or assumptions. The use of alternate judgments and/or assumptions could have a material impact on the financial statements.
Certain key assumptions include the five-year plan operating results, discount rates and the long-term outlook for growth rates, among other items. The discount rate used, based on the weighted average cost of capital was 6.76% in the June 30, 2008 annual impairment test, which was a decrease from the prior year’s rate of 7.3%, due primarily to a decrease in the risk-free rate and market risk premium. Operating income growth rates were 3.93% for the Columbia distribution reporting unit and 3.49% for the Columbia transmission reporting unit in the 2008 test, which were comparable to the growth rates used in the prior year.
NiSource continually monitors potential indicators of impairment to determine if any triggering events are present that would require an impairment test more frequently than the annual test.
As of December 31, 2008, NiSource’s market capitalization was approximately $3.0 billion, while NiSource’s net assets, inclusive of goodwill, were $4.7 billion. NiSource’s market capitalization at June 30, 2008 of approximately $4.9 billion was above NiSource’s net asset value when the annual impairment test was performed. In accordance with paragraph 28 of SFAS No. 142, NiSource considered whether there were any events or changes in circumstances during the second half of 2008 that would more likely than not reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test and concluded that there were none. NiSource attributes the decline in its market capitalization primarily to the overall stock market decline resulting from the credit crisis taking place in the United States and globally, and not any fundamental change in NiSource’s regulated gas distribution and gas transmission and storage businesses that comprise the reporting units for which goodwill is attributable. NiSource’s stock price decline of 41.9% from December 31, 2007 compares to the overall declines of the S&P Utilities Average and Dow Jones Industrial Average, of 31.5% and 33.8% respectively, over the same twelve-month time period. The following events likely contributed to a greater decline in NiSource’s stock price during the fourth quarter ended December 31, 2008, as compared to the overall market and industry performance during the same period, but these events had no impact on the goodwill bearing reporting units. On October 24, 2008, a West Virginia Circuit Court approved a $380 million settlement for Tawney (a legal settlement related to discontinued operation entity, CNR, which was sold in 2003.) NiSource’s share of the settlement liability is up to $338.8 million. This settlement as well as difficult credit markets likely contributed to Standard & Poor’s changing the outlook for NiSource to Negative. All rating agencies have classified NiSource as investment grade. In addition, the Northern Indiana electric rate case was filed on June 27, 2008 and the initial hearings began in January 2009. This is the first electric rate case in 20 years and is causing further uncertainty in the market place that may be depressing NiSource’s stock price. The entity involved in this rate case does not carry goodwill.
Given the lack of a fundamental change in the underlying businesses that carry goodwill and their various assets, NiSource does not believe the decline in its stock price and the underlying reasons for that decline are indicative of an actual decline in the company’s fair value of the underlying assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource’s reportable entities with goodwill consist of regulated companies. Regulated recovery rates and approved rate of returns allow for more predictable and steady streams of revenues and cash flows which help mitigate the impacts that might otherwise be felt from the recessionary trends seen in other industries and also adds more reliability to the cash flow forecasts used to calculate fair value. NiSource reviewed its estimates and assumptions used in the discounted cash flow model at June 30, 2008, noting that there are no significant changes that would be made in light of the changing economic circumstances during the last half of the year. In addition, the 2008 operating results for the Gas Distribution Operations and Gas Transmission and Storage Operations segments exceeded and were in line, respectively, with 2008 estimates used to calculate fair value in the June 30, 2008 annual impairment test. Favorable rate case outcomes within Gas Distribution Operations and growth projects and increased firm capacity reservation fees within Gas Transmission and Storage Operations contributed to the favorable results.
It should also be noted that NiSource has demonstrated the ability to obtain credit as evidenced by a new short-term credit facility of $500 million that was obtained on September 23, 2008, Northern Indiana’s re-issuance of the Jasper County Pollution Control Bonds for $254 million on August 25, 2008 with a weighted average interest rate now fixed at 5.58%, and the renewal of Northern Indiana’s $200 million accounts receivable facility in December 2008. In addition, during February 2009 NiSource negotiated a two-year term loan facility with a syndicate of banks maturing in February 2011. Borrowings under the facility will have an effective cost of LIBOR plus 538 basis points. The initial closing of the facility occurred on February 13, 2009, with a subsequent closing expected to take place in early April under an “accordion” feature under which the facility can be expanded to $500 million prior to the final closing. NiSource has received bank commitments totaling $265 million, with the ultimate level of the facility expected to be up to $350 million.
NiSource’s intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisition in February of 1999 of Bay State. These amounts were $330.6 million and $341.6 million, net of amortization of $111.6 million and $100.6 million, at December 31, 2008, and 2007, respectively, and are being amortized over forty years from the date of acquisition. NiSource recorded amortization expense of $11.0 million in 2008, 2007 and 2006 related to its intangible assets.
Refer to Notes 1-J and 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
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
Contingencies. A contingent liability is recognized when it is probable that an environmental, tax, legal or other liability has been incurred and the amount of loss can reasonably be estimated. Accounting for contingencies require significant management judgment regarding the estimated probabilities and ranges of exposure to a potential liability. Estimates of the loss and associated probability are made based on the current facts available, including present laws and regulations. Management’s assessment of the contingent liability could change as a result of future events or as more information becomes available. Actual amounts could differ from estimates and can have a material impact on NiSource’s results of operations and financial position. Refer to Note 19, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information.
Asset Retirement Obligations. NiSource accounts for retirement obligations under the provisions of SFAS No. 143, as amended by FIN 47, which require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In the absence of quoted market prices, fair value of asset retirement obligations are estimated using present value techniques, using various assumptions including estimates of the amounts and timing of future cash flows associated with retirement activities, inflation rates and credit-adjusted risk free rates. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
over the useful life of the related asset. The rate-regulated subsidiaries defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71 for those amounts it has collected in rates or expects to collect in future rates. Refer to Note 7, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
Revenue. Revenue is recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered but not billed. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities.
Taxes. NiSource accounts for income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred income taxes are recognized for all temporary differences between the financial statement and tax basis of assets and liabilities at currently enacted income tax rates.
SFAS No. 109 also requires recognition of the additional deferred income tax assets and liabilities for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes. Regulatory assets or liabilities, corresponding to such additional deferred tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.
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
Refer to Note 18, “Fair Value Disclosures,” in the Notes to Consolidated Financial Statements for additional information regarding the adoption of SFAS No. 157.
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
On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for additional information.
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
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
FSP FIN 39-1 — FASB Staff Position Amendment of FASB Interpretation No. 39. In April 2007, the FASB issued FSP FIN 39-1 to amend paragraph 3 of FIN 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. This FSP also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This FSP became effective for NiSource as of January 1, 2008. NiSource has not elected to net fair value amounts for its derivative instruments or the fair value amounts recognized for its right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. This is consistent with NiSource’s current accounting policy prior to the adoption of this amended standard. NiSource discloses amounts recognized for the right to reclaim cash collateral within “Restricted cash” and amounts recognized for the right to return cash collateral within current liabilities on the Consolidated Balance Sheets.
FSP FAS 140-4 and FIN 46(R)-8- FASB Staff Position Amendment of FASB Statement No. 140 and FASB Interpretation No. 46(R). In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 to require public entities to provide additional disclosures about transfers of financial assets and to provide additional disclosures related to an entities involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008, with early application encouraged. Refer to Note 10, “Variable Interest Entities and Equity Investments,” in the Notes to Consolidated Financial Statements for additional information.
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
SFAS No. 161 — Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statement with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. NiSource is currently reviewing the provisions of SFAS No. 161 to determine the impact to its disclosures within the Notes to Consolidated Financial Statements.
FSP FAS 132(R)-1 — FASB Staff Position Amendment of FASB Statement No. 132(R)-1. In December 2008, the FASB issued FSP FAS 132(R)-1 to amend SFAS No. 132(R), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. NiSource is currently reviewing the additional disclosure requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
International Financial Reporting Standards
On November 14, 2008, the SEC issued a proposed IFRS “roadmap” which outlines several milestones that need to be addressed prior to making the adoption to IFRS mandatory by U.S. filers. In 2011, the SEC will determine

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
whether to require mandatory adoption of IFRS for all U.S. issuers. According to the roadmap, large accelerated filers, including NiSource, would be required to file IFRS financial statements in 2014.
The proposed accounting changes are complex and comprehensive and will involve converting technical accounting and financial reporting to IFRS. In addition, converting to IFRS will involve changes to processes and controls, regulatory and management reporting, information technology, tax, treasury, legal, human resources, and contractual issues. During 2009, NiSource will begin to develop a project plan to analyze the requirements of IFRS and the potential impact adoption would have on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
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
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in the EPA’s Climate Leaders program and will continue to monitor and participate in developments related to efforts to potentially regulate greenhouse gas emissions.
Bargaining Unit Contract
As of December 31, 2008, NiSource had 7,981 employees of which 3,388 were subject to collective bargaining agreements. Agreements were reached with the respective unions whose collective bargaining agreements were set to expire during 2008. The contract with Northern Indiana’s bargaining unit employees expires on May 31, 2009. Also, Kokomo Gas reached an agreement to replace the collective bargaining agreement that expired on February 15, 2009.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Year Ended December 31, (in millions)	2008	2007	2006

Net Revenues
Sales Revenues	$5,733.7	$4,865.8	$4,577.2
Less: Cost of gas sold (excluding depreciation and amortization)	4,196.1	3,390.2	3,195.5

Net Revenues	1,537.6	1,475.6	1,381.7

Operating Expenses
Operation and maintenance	794.5	755.9	711.1
Depreciation and amortization	228.7	224.2	221.6
Impairment and net (gain) on sale of assets	(2.3)	(0.7)	(0.3)
Other taxes	181.8	171.2	165.9

Total Operating Expenses	1,202.7	1,150.6	1,098.3

Operating Income	$334.9	$325.0	$283.4

Revenues ($ in Millions)
Residential	$3,228.8	$2,752.1	$2,814.2
Commercial	1,125.4	947.9	992.8
Industrial	311.9	271.1	296.9
Off-System Sales	915.5	629.6	415.6
Other	152.1	265.1	57.7

Total	$5,733.7	$4,865.8	$4,577.2

Sales and Transportation (MMDth)
Residential sales	278.0	272.0	239.5
Commercial sales	174.2	169.4	156.8
Industrial sales	373.2	376.4	361.9
Off-System Sales	96.8	88.1	54.9
Other	1.0	1.4	0.9

Total	923.2	907.3	814.0

Heating Degree Days	5,071	4,811	4,352
Normal Heating Degree Days	4,976	4,948	4,948
% Colder (Warmer) than Normal	2%	(3%)	(12%)

Customers
Residential	3,037,504	3,041,634	3,035,439
Commercial	280,195	279,468	278,764
Industrial	8,003	8,061	8,166
Other	76	71	73

Total	3,325,778	3,329,234	3,322,442

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Competition
Gas Distribution Operations competes with investor-owned, municipal, and cooperative electric utilities throughout its service area, and to a lesser extent with other regulated natural gas utilities and propane and fuel oil suppliers. Gas Distribution Operations continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas. Competition with providers of electricity is generally strongest in the residential and commercial markets of Kentucky, southern Ohio, central Pennsylvania and western Virginia where electric rates are primarily driven by low-cost, coal-fired generation. In Ohio and Pennsylvania, similar gas provider competition is also common. Gas competes with fuel oil and propane in the Massachusetts market mainly due to the installed base of fuel oil and propane-based heating which, over time, has comprised a declining percentage of the overall market.
Market Conditions
Spot prices for the winter of 2008-2009 have been in the $5.35 — $7.10/Dth range. This is a decrease when compared to the prices experienced during the winter of 2007-2008 that were in the $6.50 — $10.00/Dth range. This decrease can be attributed mainly to increasing supply and a decline in industrial demand that coincided with the economic slowdown that started in the middle of 2008.
Entering the 2008-2009 winter season, storage levels were comparable to the prior year and five year average inventory levels. During the summer of 2008, prices ranged between $6.25 — $13.25/Dth with the higher prices experienced early in the summer as storage players scrambled to re-fill storage that had been depleted by the cold finish to the 2007-2008 winter.
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
The Gas Distribution Operations companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include the sale of products and services upstream of the companies’ service territory, the sale of products and services in the company’s service territories, and gas supply cost incentive mechanisms for service to their core markets. The upstream products are made up of transactions that occur between an individual Gas Distribution Operations company and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by NiSource to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations company system. The incentive mechanisms give the Gas Distribution Operations companies an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions vary by operating company with some sharing the benefits with customers and others using these revenues to mitigate transition costs occurring as the result of customer choice programs. Gas Distribution Operations continues to offer choice opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2007 and 2008 and estimates for 2009.

(in millions)	2007	2008	2009E

System Growth	$80.0	$75.8	$75.6
Betterment	42.6	23.4	18.9
Replacement	104.3	197.5	171.9
Maintenance & Other	59.4	73.0	65.6

Total	$286.3	$369.7	$332.0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
The Gas Distribution Operations segment’s capital expenditures and other investing activities were $369.7 million in 2008 and are projected to be approximately $332.0 million in 2009. This reduction in the capital expenditure budget is mainly due to lower spending on infrastructure programs due to capital restraints brought about by the recent turmoil in the financial markets. The increase in 2008 over 2007 was primarily due to higher expenditures in infrastructure replacement programs, particularly in Ohio and Pennsylvania.
Bear Garden Station
Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 585 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. The station is anticipated to have an in-service date of September 1, 2010, and the total estimated cost for Columbia of Virginia’s facilities is $51.0 million.
Regulatory Matters
Significant Rate Developments. Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008, and a settlement agreement was filed on October 24, 2008. In the base rate case, Columbia of Ohio sought recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. The agreement included an annual revenue increase of $47.1 million, and also provides for recovery of costs associated with Columbia of Ohio’s infrastructure rehabilitation program. On December 3, 2008, the PUCO approved the settlement agreement in all material respects, and approved Columbia of Ohio’s proposed rate design. On January 2, 2009, Columbia of Ohio filed a notice of its intent to adjust its Infrastructure Replacement Program Rider, pursuant to the rate order, indicating that an application to adjust the rider would be filed by February 27, 2009.
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate. The application proposes to increase the PIPP rider rate in order to collect $82.2 million in PIPP arrearages.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the PPUC, and on July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement. In the base rate case, Columbia of Pennsylvania sought to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. On October 23, 2008, the PPUC issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million. Included in the annual revenue increase is consideration for costs associated with Columbia of Pennsylvania’s infrastructure rehabilitation program.
On October 17, 2007, Bay State petitioned the DPU to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The DPU held hearings on this matter in the first quarter of 2008 and issued an order denying Bay State’s petition on April 30, 2008. NiSource has decided not to appeal this case, and continues to weigh its options. On July 16, 2008, the DPU issued an order in its generic decoupling proceeding for gas utilities. NiSource has reviewed the generic order, and considers the DPU’s action favorable.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland Public Service Commission, and on February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. In its initial filing, Columbia of Maryland sought an increase of $3.7 million annually. Columbia of Maryland anticipates approval of the settlement and implementation of new rates in the second quarter of 2009.
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
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint stipulation submitted on behalf of Columbia of Ohio. This stipulation is a result of a process that began on April 13, 2005 with a PUCO ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The stipulation provides for: establishment of accounting for and recovery of costs resulting from the Staff’s investigation; Columbia of Ohio’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this stipulation provides for: Columbia of Ohio’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings. As of December 31, 2008, Columbia of Ohio has approximately $50.6 million in costs associated with the gas riser and customer service line programs recorded as a regulatory asset and/or capitalized plant.
On December 28, 2007, Columbia of Ohio entered into a stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The stipulation calls for an accelerated pass back to customers of $36.6 million, that will occur from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. Approximately $30.2 million was passed back through December 31, 2008. The stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.
Columbia of Ohio and other stakeholders reached an agreement in the fourth quarter of 2007 that establishes the framework for operations under Columbia of Ohio’s CHOICE® program for the next several years and provides for a wholesale gas supply auction by early 2010. On January 23, 2008 the PUCO approved the agreement. The stipulation also included a commitment, on behalf of Columbia of Ohio, to file on or before February 1, 2009 an application that proposes to implement by no later than April 1, 2010 a wholesale auction procedure to secure the gas supply required to serve its sales customers. Columbia of Ohio filed this application on January 30, 2009. Pursuant to that application, Columbia of Ohio proposes to implement two consecutive one year long SSO periods, starting in April 2010 with the intent to obtain commodity supplies for both Columbia of Ohio’s PIPP and the SSO load. Columbia of Ohio will obtain gas supplies from alternative suppliers and pass the price of that gas on to its sales customers at a monthly rate called the SSO rate.
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
NiSource Inc.
Gas Distribution Operations (continued)
Columbia of Ohio’s proposal subject to the approval of the DSM cost recovery rider proposed in the currently pending rate case, and any other conditions that may be imposed in the rate case. As part of its approval of the settlement agreement in Columbia of Ohio’s rate case, the PUCO approved the DSM cost recovery rider.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2008, reserves have been recorded to cover probable environmental response actions. Refer to Note 19-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Sale of Northern Utilities
On December 1, 2008, NiSource completed its sale of Northern Utilities and Granite State Gas to Unitil Corporation for $201.6 million including $41.6 million for working capital. The working capital amount will be adjusted based upon the final settlement during the first quarter of 2009. Northern Utilities is a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities as discontinued operations. As such, net income of $6.2 million, $5.3 million and $4.9 million from continuing operations for Northern Utilities, which affected the Gas Distribution Operations segment, was classified as net income from discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively. Refer to Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale,” in the Notes to Consolidated Financial Statements for additional information.
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
Weather in the Gas Distribution Operations service territories for 2008 was approximately 2% colder than normal and 5% colder than 2007, increasing net revenues by approximately $9 million for the year ended December 31, 2008 compared to 2007.
Weather in the Gas Distribution Operations service territories for 2007 was approximately 3% warmer than normal and 11% colder than 2006, increasing net revenues by approximately $71 million for the year ended December 31, 2007 compared to 2006.
Throughput
Total volumes sold and transported for the year ended December 31, 2008 were 923.2 MMDth, compared to 907.3 MMDth for 2007. This increase reflected higher sales to residential and commercial customers attributable mainly to cooler weather and higher off-system sales.
Total volumes sold and transported for the year ended December 31, 2007 were 907.3 MMDth, compared to 814.0 MMDth for 2006. This increase reflected higher sales to residential, commercial, and industrial customers, which was attributable mainly to cooler weather, an increase in residential and commercial customers and usage, and higher off-system sales.
Net Revenues
Net revenues for 2008 were $1,537.6 million, an increase of $62.0 million from 2007. This increase in net revenues was due primarily to regulatory and service programs including impacts from rate proceedings at Columbia of Pennsylvania, Columbia of Ohio, Columbia of Kentucky and Bay State of $21.9 million, the impact of an adjustment for estimated unbilled revenues of $14.6 million recorded by Northern Indiana in 2007, increased

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
trackers of $13.1 million offset in expense, colder weather of approximately $9 million and increased residential usage of $4.0 million, partially offset by reduced industrial and commercial margins and usage of $9.0 million. The $21.9 million increase from regulatory and service programs is inclusive of a $9.3 million decrease in net revenues associated with the implementation of the Columbia of Ohio Stipulation entered into with the Ohio Consumers Counsel and the PUCO at the end of 2007.
Net revenues for 2007 were $1,475.6 million, an increase of $93.9 million from 2006. This increase in net revenues was due primarily to the impact of colder weather amounting to approximately $71 million, a $17.8 million increase in revenues from regulatory and tax trackers which are primarily offset in operating expense, increased revenues from regulatory initiatives and other service programs of $10.9 million and approximately $8 million from customer growth. These increases in net revenues were partially offset by an adjustment for estimated unbilled revenues of $14.6 million. Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues in the fourth quarter of 2007. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate its unbilled revenue. The unbilled revenue estimates were never billed to customers and the error was corrected in the fourth quarter of 2007.
Operating Income
For the twelve months ended December 31, 2008, operating income for the Gas Distribution Operations segment was $334.9 million, an increase of $9.9 million compared to the same period in 2007 primarily attributable to increased net revenues described above, partially offset by higher operating expenses of $52.1 million. The increase in operating expenses includes $13.1 million of expenses recoverable through regulatory and tax trackers which are offset in revenues, of which $6.6 million is for an increase in tracked tax expense. Operating expenses also increased primarily due to higher employee and administrative costs of $21.3 million, increased outside service and supplies expense of $5.3 million, higher depreciation expense of $4.5 million and increased gross receipts and other operating taxes (excluding the impact of trackers) of $4.0 million. Employee and administrative costs increased as a result of higher payroll costs for increased headcount, cost of living and performance adjustments, and higher corporate services costs related to information technology and consulting.
For the twelve months ended December 31, 2007, operating income for the Gas Distribution Operations segment was $325.0 million, an increase of $41.6 million compared to the same period in 2006 primarily attributable to increased net revenues described above, partially offset by higher operating expenses of $52.3 million. The increase in operating expenses includes $17.8 million of expenses recoverable through regulatory and tax trackers that are primarily offset in revenues. Operating expenses also increased primarily due to higher employee and administrative costs of $26.7 million, increased outside service expense of $5.2 million, higher environmental reserves of $5.0 million, and increased property taxes of $4.5 million. The comparable period last year was impacted by transition expenses associated with the IBM agreement of $8.5 million partially offset by a reversal of a restructuring reserve for leased office space of $5.2 million. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to the pricing structure under NiSource’s original business services arrangement with IBM.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Year Ended December 31, (in millions)	2008	2007	2006

Operating Revenues
Transportation revenues	$682.5	$683.6	$664.1
Storage revenues	178.9	179.4	176.7
Other revenues	3.9	4.4	5.8

Net Operating Revenues	865.3	867.4	846.6

Operating Expenses
Operation and maintenance	326.5	335.3	324.9
Depreciation and amortization	117.6	116.3	114.1
Impairment and net loss on sale of assets	7.3	7.9	0.5
Other taxes	56.5	55.3	54.3

Total Operating Expenses	507.9	514.8	493.8

Equity Earnings (Loss) in Unconsolidated Affiliates	12.3	9.4	(12.3)

Operating Income	$369.7	$362.0	$340.5

Throughput (MMDth)
Columbia Transmission
Market Area	1,096.4	1,030.0	932.1
Columbia Gulf
Mainline	655.3	651.3	533.5
Short-haul	270.9	229.4	129.9
Columbia Pipeline Deep Water	0.9	2.6	8.3
Crossroads Gas Pipeline	36.3	36.9	38.5
Intrasegment eliminations	(538.0)	(559.7)	(491.2)

Total	1,521.8	1,390.5	1,151.1

Millennium Pipeline Project
The Millennium pipeline, which includes 182-miles of newly constructed, 30-inch-diameter pipe across New York’s Southern Tier and lower Hudson Valley, was substantially completed in the fourth quarter of 2008 and the pipeline commenced service on December 22, 2008. Construction on the pipeline began in June, 2007. Millennium’s completed design allows it to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City metropolitan area and the Northeast via pipeline interconnections. Some clean-up activities remain on the right-of-ways for the pipeline which will be completed in the spring of 2009. The Millennium partnership is currently comprised of Columbia Transmission (47.5%), DTE Millennium (26.25%), and KeySpan Millennium (26.25%) with Columbia Transmission acting as operator.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing for Millennium is expected to be completed when debt capital market conditions improve. As of December 31, 2008, Millennium borrowed $798.9 million under the interim bank credit agreement, which extends through August 2010. Additional information on this guarantee is provided in Note 19-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Hardy Storage Project
Hardy Storage is in service, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. Injections in 2008 allowed the field to deliver up to 150,000 Dth of natural gas per day during the 2008-2009 winter heating season. Customers withdrew over 5.44 Bcf from the storage field during the 2007-2008 winter heating season. When fully operational in 2009, the field will have a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Columbia Transmission, the operator of Hardy Storage, has expanded its natural gas transmission system to provide the capacity needed to deliver Hardy Storage supplies to customer markets. Construction of these transmission facilities is complete and the facilities were placed into service during April 2007.
NiSource Energy Partners, L.P.
On December 21, 2007, NiSource Energy Partners, L.P., an MLP and subsidiary of NiSource, filed a Form S-1 registration statement with the SEC in which it proposed making an initial public offering of common units in the MLP and NiSource proposed contributing its interest in Columbia Gulf to the MLP. NiSource management believes the formation of an MLP will be a natural complement to NiSource’s gas transmission and storage growth strategy, and, if further pursued, could provide NiSource access to competitively priced capital to support future growth investment. The initial public offering did not occur in 2008 due to the damage sustained at Columbia Gulf’s Hartsville, Tennessee compressor station following the tornado at the facility as well as overall financial market conditions. NiSource is in the process of withdrawing its registration statement with the SEC due to market conditions and other internal and external factors.
Florida Gas Transmission Expansion Project
An open season to solicit interest and contracts for expanded capacity on Columbia Gulf’s system for delivery to Florida Gas Transmission was held in late 2007 and contracts for 100,000 Dth per day of capacity were executed. This project was placed into service in May 2008.
Eastern Market Expansion Project
On January 14, 2008, the FERC issued an order which granted a certificate to construct the project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. This Eastern Market Expansion is projected to add 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is underway and the project is expected to be in service by April 2009.
Appalachian Expansion Project
On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project specifies building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is in progress and the project is expected to be in service by the second half of 2009.
Ohio Storage Project
On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of daily deliverability. If required approvals are granted as requested, construction would begin in 2009 and the expanded facilities would be placed in service by the middle of 2009. The expansion capacity is 58% contracted on a long-term, firm basis.
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
Columbia Penn Project
In September 2008, Columbia Transmission announced its intention to develop additional natural gas transmission, gathering and processing services along and around its existing pipeline corridor between Waynesburg, PA, and Renovo, PA, referred to as the “Columbia Penn” corridor. This two-phased development will accelerate access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation which underlies Columbia Transmission’s transmission and storage network in the region. Phase I is anticipated to give customers access to capacity in early 2009, while Phase II would be available by the end of 2009.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2007 and 2008 and estimates for 2009.

(in millions)	2007	2008	2009E

Growth Capital	$89.5	$253.4	$173.4
Maintenance & Other	136.2	130.4	116.8

Total	$225.7	$383.8	$290.2

The Gas Transmission and Storage Operations segment’s capital expenditure program and other investing activities are projected to be approximately $290.2 million in 2009. The decrease in capital is due to a reduction in storage and transportation growth projects.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the twelve months ended December 31, 2008 approximately 90.1% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.3% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 87.4% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 4.9% of transportation revenues derived from usage fees under firm contracts for the twelve months ended December 31, 2007.
Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
as an important strategy to optimize revenues from the gas transmission assets. For the twelve months ended December 31, 2008 and 2007, approximately 4.6% and 7.7%, respectively, of the transportation revenues were derived from interruptible contracts.
Significant FERC Developments
On November 6, 2008, the FERC issued an order approving a stipulation and Consent Agreement entered into by Columbia Transmission and Columbia Gulf (collectively the Columbia Pipelines) with the FERC’s Office of Enforcement. The Settlement resolves any and all matters related to: (a) a preliminary, non-public investigation commenced on January 25, 2005 into the Columbia Pipelines’ provision of the PAL Investigation; and (b) an outstanding audit by the FERC’s Office of Market Oversight and Investigations, the predecessor of FERC’s Office of Enforcement, commenced on September 30, 2003 in Docket No. PA03-16, and a subsequent preliminary, non-public investigation, related to the audit. The Columbia Pipelines cooperated with the FERC’s investigations.
To resolve the Docket No. PA03-16 audit the settlement provided for the Columbia Pipelines to pay a civil penalty of $1.0 million to the United States Treasury. To resolve the PAL Investigation, Columbia Transmission disgorged profits in the fourth quarter of 2008 in the amount of $9.0 million to firm and interruptible gas transportation customers and to make several non-public compliance reports. The Columbia Pipelines neither admitted nor denied the FERC’s Office of Enforcement’s allegations.
Hartsville and Delhi Compressor Stations
On February 5, 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements of 2.156 Bcf per day could not be met. Since that time, Columbia Gulf has constructed both temporary and permanent facilities at Hartsville. On July 19, 2008, the station completed the installation of temporary horsepower and restored capacity to flow up to 2.156 Bcf per day. During the next 12 to 14 months, the temporary facilities that were constructed to restore system capabilities will be replaced with a permanent solution.
NiSource expects to incur an additional $30.2 million in reconstruction costs for the compressor station and ancillary facilities in addition to the $47.0 million in costs incurred in 2008. Damage claims were settled with insurance companies in 2008 for a total of $77.5 million, of which $30.1 million was received in the current year after a $1.0 million deductible. Amounts received were all attributable to capital repairs. As of December 31, 2008, Columbia Gulf had an insurance receivable of $47.4 million related to the damages, which includes $1.7 million for business interruption and gas lost.
On December 14, 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. One day later, Lines 200 and 300 were returned to service and gas flow was restored on December 16, 2007. On December 19, 2007, the DOT issued a Corrective Action Order. The Order required Columbia Gulf to develop a remedial work plan to restore Line 100 pipeline’s pressure and capacity. Between December 22, 2007 and June 30, 2008, the Line 100 pipeline operated at less than full pressure and full capacity. On July 1, 2008, Columbia Gulf received permission from the DOT to restore full pressure and full capacity on the Line 100 pipeline. Columbia Gulf continues to operate under this Order.
Costs of $2.9 million to repair damages on Line 100 were recognized when they were incurred predominantly in 2008. After a $1.0 million deductible, insurance settlements totaled $1.8 million, of which $1.5 million was received in 2008. Amounts received for capital repairs totaled $1.3 million and $0.2 million for operating and maintenance expenses. As of December 31, 2008, Columbia Gulf had an insurance receivable of $0.3 million related to the damages. The business interruption insurance claim is expected to be resolved in the first quarter 2009.
On May 26, 2005, Columbia Gulf experienced a catastrophic engine failure at the company’s Delhi, Louisiana, Compressor Station. Delhi is the third compressor station on Columbia Gulf’s 845-mile long mainline that stretches from near Lafayette, La., to the Kentucky/West Virginia state line, bringing natural gas from offshore and onshore Louisiana to markets throughout the eastern United States. The station was repaired and placed back into full service

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
on January 15, 2007. Costs incurred to repair the compressor station totaled $3.1 million in 2005, $24.7 million in 2006, and $1.7 million in 2007. Insurance settlements, after a $1.0 million deductible, totaled $13.8 million that included $4.0 million for business interruption in 2007 and $10.2 million in 2006, which included $1.9 million for business interruption.
Hurricanes
In September 2004, hurricane Ivan damaged certain Columbia Gulf property and in the third quarter of 2005, Columbia Gulf incurred additional damages to its pipeline assets and facilities as a result of hurricanes Katrina and Rita. Total costs recorded to repair damages in 2008, 2007, and 2006 were $7.4 million, $12.1 million and $42.3 million, respectively.
Columbia Gulf is covered by insurance for these damages, subject to a $1.0 million deductible per incident. Insurance covers capital repairs, operating and maintenance expenses, and business interruption. Insurance claims were settled in December 2008 for $40.8 million that included $1.0 million in business interruption. For the year ended December 31, 2008, Columbia Gulf received $16.8 million of insurance proceeds. Amounts received of $13.4 million were for capital repairs and $3.4 million for operating and maintenance expenses.
In 2007 and 2006, Columbia Gulf had received $8.5 million and $4.0 million, respectively, in insurance recoveries, net of deductibles, related to these damages under its insurance policies. Amounts received for capital repairs totaled $3.8 million and $1.8 million and for operating and maintenance expenses totaled $4.7 million and $2.2 million for the same respective periods. Columbia Transmission received insurance proceeds in 2006 for hurricane Ivan of $0.5 million for capital repairs and $0.7 million for operating and maintenance expenses. Costs to repair damages are recognized when costs are incurred or as information becomes available to estimate the damages incurred.
As of December 31, 2008, 2007, and 2006, Columbia Gulf had a receivable of $14.1 million, $43.4 million, and $39.8 million related to the hurricanes. Amounts recoverable through insurance are recorded within Accounts Receivable on the Consolidated Balance Sheets.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of December 31, 2008, reserves have been recorded to cover probable environmental response actions. Refer to Note 19-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Sale of Granite State Gas
On December 1, 2008, NiSource completed its sale of Northern Utilities and Granite State Gas to Unitil Corporation for $201.6 million including $41.6 million for working capital. The working capital amount will be adjusted based upon the final settlement during the first quarter of 2009. Granite State Gas is an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Granite State Gas as discontinued operations. As such, net income of $0.6 million, zero and $0.4 million from continuing operations for Granite State Gas, which affected the Gas Transmission and Storage Operations segment, was classified as net income from discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively. Refer to Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale,” in the Notes to Consolidated Financial Statements for additional information.
NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Bay State.
Restructuring Plan
On February 27, 2009, NiSource announced an organizational restructuring of the Gas Transmission and Storage Operations segment. NiSource will be eliminating approximately 370 to 380 positions across the 16 state operating territory of Gas Transmission and Storage Operations. The reductions will occur through normal attrition as well as through voluntary programs and involuntary separations. In addition to the employee reductions, Gas Transmission and Storage Operations will take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and in response to current economic conditions. The new structure will allow Gas Transmission and Storage Operations to operate safely and reliably while serving customers in a more effective and cost efficient manner. NiSource expects to incur pre-tax restructuring charges of approximately $25 million to $30 million, which primarily includes costs related to severance and other employee related costs. The majority of these charges will be incurred during the first quarter of 2009.
Throughput
Columbia Transmission’s throughput consists of transportation and storage services for LDCs and other customers within its market area, which covers portions of northeastern, mid-Atlantic, midwestern, and southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services delivered to Leach, Kentucky and short-haul transportation services for gas delivered south of Leach, Kentucky. Crossroads Pipeline

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
serves customers in northern Indiana and Ohio. Intrasegment eliminations represent gas delivered to other pipelines within this segment.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,521.8 MMDth for 2008, compared to 1,390.5 MMDth in 2007. The increase of 131.3 MMDth is due primarily to increased transportation deliveries on Columbia Transmission related to Hardy Storage field operations being in service for a full year, as well as incremental throughput from new interconnects along the Columbia Gulf and Columbia Transmission pipeline systems. Columbia Gulf, in tandem with Columbia Transmission, renewed several key long-term contracts during 2008 and remains fully subscribed on the mainline going north.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,390.5 MMDth for 2007, compared to 1,151.1 MMDth in 2006. The increase of 239.4 MMDth is due primarily to transportation relating to strong market area storage injections, higher transport usage by natural gas fired electric power generators, enhanced market access through new pipeline interconnects and the addition of new natural gas supply attached to the system at Perryville, Louisiana.
Net Revenues
Net revenues were $865.3 million for 2008, a decrease of $2.1 million from 2007. The decrease in net revenues was mainly due to lower shorter-term transportation and storage services and commodity margin revenues of $24.0 million, the impact of a regulatory settlement of $9.0 million and insurance proceeds from a business interruption claim that improved last year’s results by $2.6 million. These decreases in net revenues were partially offset by increased subscriptions for firm transportation services of $23.1 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system as well as from a $5.3 million impact from contract buyouts, a $4.4 million increase in trackers that are offset in expense, and insurance proceeds from business interruption claims of $2.1 million.
Net revenues were $867.4 million for 2007, an increase of $20.8 million from 2006. The increase in net revenues was mainly due to higher subscriptions for firm transportation services of $19.8 million and a $7.3 million increase in revenues from regulatory trackers, which are offset in operating expense. These increases in net revenues were partially offset by a decrease in shorter-term transportation services and storage optimization revenues of $5.9 million.
Operating Income
Operating income of $369.7 million in 2008 increased $7.7 million from 2007 primarily due to a decrease in operating expenses of $6.9 million and higher equity earnings of $2.9 million, partially offset by a decrease in net revenues described above. Operating expenses decreased as a result of $10.7 million in lower legal reserves, the impact of a $7.2 million impairment charge recognized in the comparable 2007 period related to base gas at a storage field, $3.1 million in lower insurance costs and $2.4 million of lower uncollectible accounts. These decreases in operating expenses were partially offset by higher employee and administrative costs of $10.0 million, an $8.3 million loss on the sale of certain offshore assets of Columbia Gulf and $4.4 million of increased tracked expenses that are offset in revenues. Employee and administrative costs increased as a result of higher corporate services costs related to information technology and consulting, and increased payroll costs including cost of living and performance adjustments. Equity earnings increased by $2.9 million due to higher AFUDC earnings associated with Millennium partially offset by increased interest expense associated with Hardy Storage.
Operating income of $362.0 million in 2007 increased $21.5 million from 2006 primarily due to the increase in net revenues described above and equity earnings in unconsolidated affiliates of $9.4 million for 2007 compared to a loss of $12.3 million in unconsolidated affiliates in the 2006 period, partially offset by increased operating expenses of $21.0 million. Equity earnings in unconsolidated affiliates increased $21.7 million due to Hardy Storage being placed in service in April 2007, higher AFUDC earnings from Millennium and the impact of Millennium recording a reserve in 2006 related to vacated portions of the original project. Operating expenses increased primarily as a result of higher employee and administrative costs of $14.1 million, a $7.2 million impairment charge related to base gas at a storage field and increased tracker expenses of $7.3 million, which are offset by a corresponding increase in revenues. The employee and administrative costs include payroll, benefits and higher corporate services costs primarily related to NiSource’s business services arrangement with IBM. These increases in operation and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
maintenance expenses were partially offset by a $6.4 million reduction of a reserve for legal matters and the impact of a $4.6 million expense recognized in 2006 related to the settlement of a certain legal matter.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Year Ended December 31, (in millions)	2008	2007	2006

Net Revenues
Sales revenues	$1,362.7	$1,363.1	$1,303.8
Less: Cost of sales (excluding depreciation and amortization)	556.8	551.5	481.4

Net Revenues	805.9	811.6	822.4

Operating Expenses
Operation and maintenance	320.7	298.2	266.7
Depreciation and amortization	209.6	191.9	187.3
Gain on sale of assets	(0.3)	(0.7)	—
Other taxes	56.7	60.7	58.0

Total Operating Expenses	586.7	550.1	512.0

Operating Income	$219.2	$261.5	$310.4

Revenues ($ in millions)
Residential	$367.6	$389.0	$358.2
Commercial	364.7	371.4	365.2
Industrial	525.8	511.5	513.3
Wholesale	57.1	53.5	36.1
Other	47.5	37.7	31.0

Total	$1,362.7	$1,363.1	$1,303.8

Sales (Gigawatt Hours)
Residential	3,345.9	3,543.6	3,293.9
Commercial	3,915.8	3,775.0	3,855.7
Industrial	9,305.4	9,443.7	9,503.2
Wholesale	737.2	909.1	661.4
Other	138.2	141.7	114.1

Total	17,442.5	17,813.1	17,428.3

Cooling Degree Days	705	919	714
Normal Cooling Degree Days	808	812	803
% Warmer (Colder) than Normal	(13%)	13%	(11%)

Electric Customers
Residential	400,640	400,991	398,349
Commercial	53,438	52,815	52,106
Industrial	2,484	2,509	2,509
Wholesale	9	6	5
Other	754	755	759

Total	457,325	457,076	453,728

Electric Supply
On November 1, 2007, Northern Indiana filed its bi-annual IRP with the IURC. The plan showed the need to add approximately 1,000 mw of new capacity. On May 28, 2008, Northern Indiana was granted a CPCN for the purchase of a 535 mw CCGT and related assets through the acquisition of the equity interests in Sugar Creek Power Company, LLC and the merger of Sugar Creek into Northern Indiana. On May 30, 2008, Northern Indiana purchased the facility for $329.7 million. Because the Sugar Creek facility was committed to the PJM Interconnection Market until May 31, 2010, the order denied treatment of the facility as “used and useful” for ratepayers until such time it would be dispatchable into the MISO Market. In addition, the order denied deferral treatment of depreciation and carrying charges related to the plant. On December 1, 2008, Northern Indiana was

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
able to terminate the commitment to PJM and dispatch the facility into MISO. See Significant Rate Developments below.
On October 24, 2008, Northern Indiana issued two requests for proposals to secure additional new sources of electric power to meet the future needs of its residential, commercial and industrial customers. The first request seeks capacity and energy proposals for up to 300 mw of electricity to address Northern Indiana’s projected electricity supply needs during the 2011 to 2016 time period. The second request seeks up to 300 mw of electricity generated from renewable sources and/or DSM technologies to address Northern Indiana’s projected electricity supply needs beginning in 2011.
Market Conditions
Northern Indiana’s mwh sales to steel-related industries accounted for approximately 63.6% of the total industrial mwh sales for the twelve months ended December 31, 2008. Northern Indiana’s industrial sales volumes and revenues showed a modest increase for the first half of 2008 as compared to 2007, declining approximately 20% in the second half of 2008 due to the dramatic changes in the world economy mid to late 2008. The U.S. steel industry continues to adjust to changing market conditions. Predominant factors are ongoing industry consolidation, fluctuating demand, increased steelmaking capacity in China and India, and manufacturing input costs not fully covariant to steel sales prices whereby integrated steel manufacturers face margin volatility. In the fourth quarter of 2008, the industry responded to decreased steel demand by idling capacity throughout the world. Steel industry production levels are presently down over 50% from the production levels of early 2008.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2007 and 2008 and estimates for 2009.

(in millions)	2007	2008	2009E

System Growth	$49.2	$376.1	$37.0
Betterment	7.1	6.3	0.9
Replacement	22.8	25.9	18.3
Maintenance & Other	162.4	144.1	119.1

Total	$241.5	$552.4	$175.3

The Electric Operations segment’s capital expenditure program and other investing activities are projected to be approximately $175.3 million in 2009. The decrease in capital is mainly due to no currently forecasted expenditures for acquisition of incremental electric generation capacity. The increase in capital expenditure in 2008 compared to 2007 was due to the purchase of Sugar Creek for $329.7 million.
Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and filed its case-in-chief on August 29, 2008. The filing requested a two-step increase. The first step request was for an increase of approximately $24 million. The second step was for an additional increase of approximately $81 million to incorporate the return on and recovery of the Sugar Creek facility. Such increase was expected to become effective at the date of dispatch of Sugar Creek by MISO. On December 1, 2008, Northern Indiana successfully dispatched Sugar Creek into MISO, simultaneous with the termination of its PJM commitment. As a result, a revised case-in-chief was filed on December 19, 2008, incorporating Sugar Creek and resulting in a traditional one-step case, requesting an increase in base rates calculated to produce additional gross margin of $85.7 million annually. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. A field hearing allowing customers to individually participate will occur on March 3, 2009. The OUCC and intervenors are scheduled to file their cases-in-chief by April 17, 2009. Northern Indiana is scheduled to file its rebuttal testimony in June 2009, and final hearings are planned to begin July 27, 2009. If a settlement agreement is not reached, and the full procedural schedule takes place, it is anticipated that new rates would take effect in early 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In the electric base rate case discussed above, Northern Indiana provided testimony that it intends to retire the Mitchell station, demolish it, and remediate the site to industrial condition, subject to the ability to recover these costs.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $53.9 million, $56.0 million and $50.9 million were recognized for electric customers for the years ended 2008, 2007 and 2006, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During 2008 non-fuel costs of $2.3 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $6.6 million were deferred. In total, for 2008 and 2007, MISO costs of $8.9 million and $9.9 million, respectively, were deferred. In the base rate case filed in August 2008, Northern Indiana proposed recovery over a three year amortization period of the cumulative amount of charges that will have been deferred by the time a rate order is issued, and a tracker for recovery of these charges on an ongoing basis.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to the start of the Day 2 Market. The resettlement began in July 2007 and ended in January 2008. Certain charge types included in the resettlement were originally considered to be non-fuel and were recorded as regulatory assets, in accordance with previous IURC orders allowing deferral of certain non-fuel MISO costs. During the fourth quarter 2007, based on precedent set by an IURC ruling for another Indiana utility, Northern Indiana reclassified these charges, totaling $16.7 million, as fuel and included them in the fuel cost recovery mechanism in its latest FAC filing. Prior to the hearing for FAC-78 on April 17, 2008, several intervenors objected to a portion of the $16.7 million and Northern Indiana agreed to remove $7.6 million from the FAC filing. This amount represents the portion of the resettlement costs related to periods prior to December 9, 2005. The $7.6 million was recorded as a reduction to net revenues in the first quarter of 2008.
On November 7, 2008, the FERC issued an order regarding the clarification of a rate mismatch as it pertains to the RSG First Pass calculation. On November 10, 2008, the FERC issued an order indicating that the RSG rates in effect were unjust and unreasonable based on a Section 206 filing that Northern Indiana and Ameren jointly filed on August, 10, 2007. MISO determined that resettlements are required for all periods from market start to the Section 206 Refund effective date to remedy the rate mismatch. The FERC ordered refunds with interest after August 10, 2007. MISO, in its compliance filing, indicated it will perform another resettlement to recalculate the RSG First Pass Distribution Rate. These resettlements will begin in the first quarter of 2009 and will conclude by the first quarter of 2010. As the result of these resettlements, Northern Indiana will see a shift from RSG Second Pass, which is a non fuel charge, as determined from a previous IURC order, to the RSG First Pass Distribution, which is included as part of the fuel cost mechanism. The interim RSG allocation is still subject to rehearing. Northern Indiana does not expect a material impact on the financial statements.
Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities “Joint Petitioners” filed a request to the IURC to participate in ASM and seek approval of timely cost recovery for the associated costs of participating. On August 13, 2008, the IURC issued a Phase I order, authorizing the Joint Petitioners authority to transfer additional balancing authority functions and to

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
implement the operational changes necessary to participate in the ASM and to seek recovery of modified MISO charge-types via the FAC and to defer certain other MISO charge-types, pending a final determination on the issue of cost recovery. This order also created a subdocket for the purpose of further consideration of whether a cost-benefit analysis of participation in MISO or the MISO ASM should be required. Phase II of this proceeding deals with how the Joint Petitioners will approach the ASM, specifically related to operating reserves, and the specifics regarding cost recovery. The evidentiary hearing for Phase II concluded on February 9, 2009. The market began on January 6, 2009. At this time, Northern Indiana is not yet able to determine what impact the ASM will have on its operations or cash flows.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various interveners, including the OUCC, have taken issue with costs included in Northern Indiana’s FAC-80 filed in the summer of 2008, and the IURC has granted a sub-docket in this proceeding. The intervening parties and Northern Indiana are discussing procedures to eliminate these concerns. There is no procedural schedule established for this sub-docket.
On May 30, 2008, Northern Indiana purchased Sugar Creek for $329.7 million. This purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana and has a plant capacity rating of 535 mw. Sugar Creek has transmission access to both the MISO and PJM Interconnection wholesale electricity markets. In November 2008, an arrangement was reached to release Northern Indiana from its contractual commitment binding the Sugar Creek power plant to provide capacity to PJM Interconnection’s Reliability Pricing Model market. Effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO.
The IURC issued an order on May 28, 2008 approving the purchase of Sugar Creek, but denied Northern Indiana’s request for deferral of depreciation expense and carrying costs related to the plant, beginning with the acquisition date, on the basis that the facility would not be used and useful property under traditional regulation until the facility was operating inside of MISO. The order also denied Northern Indiana’s request for alternative regulatory treatment of the plant, based on incomplete presentation of evidence, but provided for the establishment of a subdocket to allow for the proper presentation and consideration of alternative regulatory treatment. On June 6, 2008, Northern Indiana filed its (a) Verified Petition for Rehearing; (b) Request for Establishment of a Subdocket for Presentation and Consideration of an Alternative Regulatory Plan; and (c) Motion for Consolidation (a single document) in Cause No. 43396. The IURC established a subdocket for consideration of Northern Indiana’s Alternative Regulatory Plan. Northern Indiana’s case-in-chief was filed with the IURC on September 26, 2008. The IURC, on February 18, 2009, issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation on Sugar Creek effective on December 1, 2008 at the agreed to carrying cost rate of 6.5%. The terms of recovery of the deferral will be resolved in Northern Indiana’s current rate proceeding.
Northern Indiana included a commitment to using renewable energy in its IRP filed in November 2007, and a subsequent filing was made with the IURC, requesting approval for Northern Indiana to enter into power purchase agreements with subsidiaries of Iberdrola Renewables for wind-generated power from Iowa and South Dakota, and requesting full recovery of all associated costs. On July 24, 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreement with subsidiaries of Iberdrola Renewables. The agreement provides Northern Indiana the opportunity to purchase 100 mw of wind power, which began in early 2009.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired units using gas purchased and delivered to Northern Indiana and a set sharing mechanism. During the twelve months of 2008, the amount of purchased power costs exceeding the benchmark amounted to $11.1 million, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, Northern Indiana filed a petition with the IURC for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007. On July 3, 2007, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana includes the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and annual EERM filing six months after construction costs begin. On October 23, 2008, Northern Indiana filed for approval of a revised cost estimate to meet the NOx and SO2 and mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $368 million. This revised cost estimate was approved by the IURC on January 14, 2009. On October 1, 2008, the IURC approved ECR-12 for capital expenditures (net of accumulated depreciation) of $267.7 million. Northern Indiana filed ECR-13 and EER-6 in February 2009, for net capital expenditures and expense of $270.0 million and $18.7 million, respectively. In the electric base rate case, Northern Indiana has proposed that the frequency of the EERM be changed from annual to semi-annual, simultaneous with the filing of the ECRM. In addition, Northern Indiana proposed that the EERM be used to pass through to ratepayers the cost of any emission allowance purchases and the proceeds of any emission allowance sales.
In its electric base rate case filed in August 2008 and also in the December 19, 2008 revised filing, Northern Indiana proposed a new tracker, referred to as the Reliability Adjustment mechanism. The case proposes recovery over a three year amortization period of the cumulative amount of charges that will have been deferred by the time a rate order is issued, and a tracker for recovery of these charges on an ongoing basis. This tracker is also intended to be used to recover purchased power energy and capacity costs and to share with ratepayers the proceeds of any off-system sales and transmission revenues.
Northern Indiana is seeking to offer DSM and energy efficiency programs to its electric customers and, accordingly, in December 2008 filed a case-in-chief requesting approval to implement a variety of DSM programs. Proposed programs include rebates for energy efficiency appliances and an air-conditioning cycling program, designed to reduce peak load. The IURC is also reviewing a program that would allow customers to reduce their cost of electricity by agreeing to interrupt their service under some yet to be defined guidelines that would match rules established by MISO.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2008, reserves have been recorded to cover probable environmental response actions. Refer to Note 19-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales were 17,442.5 gwh for the year 2008, a decrease of 370.6 gwh compared to 2007, mainly resulting from lower residential sales due to cooler weather and decreased usage, as well as from decreased industrial sales and wholesale volumes, partially offset by higher commercial sales.
Electric Operations sales were 17,813.1 gwh for the year 2007, an increase of 384.8 gwh compared to 2006, mainly resulting from increased residential sales due to warmer weather and increased usage, increased wholesale volumes and customer growth.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Net Revenues
Electric Operations net revenues were $805.9 million for 2008, a decrease of $5.7 million from 2007. This decrease was primarily a result of lower residential sales volumes and lower residential and commercial margins of $19.5 million, lower wholesale transactions of $14.1 million, the impact of cooler weather of approximately $12 million, $11.4 million of higher MISO related costs and $8.0 million of non-recoverable purchased power. These decreases in net revenues were partially offset by the impact of a $33.5 million settlement in third quarter of 2007 related to the cost of power purchased in 2006 and 2007, the impact of a $10.9 million adjustment for estimated unbilled electric revenues recorded in 2007, $6.2 million in increased industrial net revenues and incremental revenues of $6.1 million from the new Sugar Creek facility.
Electric Operations net revenues were $811.6 million for 2007, a decrease of $10.8 million from 2006. This decrease was primarily a result of a $33.5 million settlement related to the cost of power purchased in 2006 and 2007, a $10.9 million adjustment for estimated unbilled electric revenues, lower industrial margins and usage of $11.8 million and higher revenue credits of $5.1 million, due to the timing of the credits, and $3.2 million of non-recoverable purchase power incurred in the fourth quarter of 2007 as a result of the settlement discussed above under, “Regulatory Matters.” Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues in the fourth quarter of 2007. Over a period of several years, Northern Indiana used incorrect customer usage data to calculate its unbilled revenue. The unbilled revenue estimates were never billed to customers and the error was corrected in the fourth quarter of 2007. These decreases in net revenues were partially offset by higher wholesale margins and volumes of $19.6 million, favorable weather of approximately $17 million, higher residential and commercial volumes attributable to usage and increased customers of $15.3 million and lower unrecoverable MISO costs of $7.1 million.
Operating Income
Operating income for 2008 was $219.2 million, a decrease of $42.3 million from 2007. The decrease in operating income was due to increased operating expenses of $36.6 million and lower net revenues described above. Operating expenses increased primarily due to a $17.6 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded during the second quarter of 2008, higher employee and administrative costs of $11.8 million, higher electric generation and maintenance expenses of $7.5 million and $4.1 million of incremental costs associated with the Sugar Creek facility, partially offset by lower property taxes of $3.9 million. Employee and administrative costs increased as a result of higher payroll costs for increased headcount and cost of living and performance adjustments. The higher generation and maintenance expenses were primarily attributable to a planned turbine and boiler maintenance and a generator overhaul.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

Year Ended December 31, (in millions)	2008	2007	2006

Net Revenues
Other revenue	$1,173.9	$1,050.3	$967.7
Less: Cost of products purchased (excluding depreciation and amortization)	1,144.3	1,020.9	937.6

Net Revenues	29.6	29.4	30.1

Operating Expenses
Operation and maintenance	19.9	20.6	23.1
Depreciation and amortization	2.6	2.7	2.7
(Gain)/Loss on sale of assets	(0.4)	0.9	(1.2)
Other taxes	5.3	4.5	3.0

Total Operating Expenses	27.4	28.7	27.6

Operating Income	$2.2	$0.7	$2.5

PEI Holdings, Inc.
Whiting Clean Energy. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million, which included $16.1 million in working capital. In the first quarter of 2008, NiSource began accounting for the operations of Whiting Clean Energy as discontinued operations. As such, a net loss of $2.4 million, net income of $3.7 million and net loss of $25.7 million was included as net income or loss from discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively. Refer to Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale,” in the Notes to Consolidated Financial Statements for additional information.
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
NDC Douglas Properties, Inc.
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
Environmental Matters
Currently, various environmental matters impact the Other Operations segment. As of December 31, 2008, reserves have been recorded to cover probable environmental response actions. Refer to Note 19-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Other Operations segment.
Net Revenues
For the year ended 2008, net revenues were $29.6 million, an increase of $0.2 million from 2007. The increase was a result of higher commercial and industrial gas marketing revenues.
For the year ended 2007, net revenues were $29.4 million, a decrease of $0.7 million from 2006. The decrease was a result of lower commercial and industrial gas marketing revenues.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations (continued)
Operating Income
The Other Operations segment reported operating income of $2.2 million in 2008 compared to operating income of $0.7 million for 2007 due to lower operating expenses and higher net revenues described above. Operating expenses for 2008 include a gain of $0.5 million on the sale of certain land compared to losses impacting 2007.
The Other Operations segment reported operating income of $0.7 million in 2007 compared to operating income of $2.5 million for 2006 primarily due to lower net revenues described above. Operating expenses for 2007 included a $0.5 million loss on the sale of land and an impairment of $0.4 million of certain assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NiSource Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates

Bay State	Bay State Gas Company

Capital Markets	NiSource Capital Markets, Inc.

CER	Columbia Energy Resources, Inc.

CNR	Columbia Natural Resources, Inc.

Columbia	Columbia Energy Group

Columbia Energy Services	Columbia Energy Services Corporation

Columbia Gulf	Columbia Gulf Transmission Company

Columbia of Kentucky	Columbia Gas of Kentucky, Inc.

Columbia of Maryland	Columbia Gas of Maryland, Inc.

Columbia of Ohio	Columbia Gas of Ohio, Inc.

Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.

Columbia of Virginia	Columbia Gas of Virginia, Inc.

Columbia Transmission	Columbia Gas Transmission Corporation

CORC	Columbia of Ohio Receivables Corporation

Crossroads Pipeline	Crossroads Pipeline Company

Granite State Gas	Granite State Gas Transmission, Inc.

Hardy Storage	Hardy Storage Company, L.L.C.

Kokomo Gas	Kokomo Gas and Fuel Company

Lake Erie Land	Lake Erie Land Company

Millennium	Millennium Pipeline Company, L.P.

NDC Douglas Properties	NDC Douglas Properties, Inc.

NiSource	NiSource Inc.

NiSource Corporate Services	NiSource Corporate Services Company

NiSource Development Company	NiSource Development Company, Inc.

NiSource Finance	NiSource Finance Corp.

Northern Indiana	Northern Indiana Public Service Company

Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company

Northern Utilities	Northern Utilities, Inc.

NRC	NIPSCO Receivables Corporation

PEI	PEI Holdings, Inc.

TPC	EnergyUSA-TPC Corp.

Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations

AFUDC	Allowance for funds used during construction

AICPA	American Institute of Certified Public Accountants

AOC	Administrative Order by Consent Order

ASM	Ancillary Services Market

BART	Best Alternative Retrofit Technology

BBA	British Banker Association

Bcf	Billion cubic feet

Board	Board of Directors

BP	BP Amoco p.l.c.

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CAMR	Clean Air Mercury Rule

CCGT	Combined Cycle Gas Turbine

CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)

Chesapeake	Chesapeake Appalachia, L.L.C.

CPCN	Certificate of Public Convenience and Necessity

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DOT	United States Department of Transportation

DPU	Massachusetts Department of Public Utilities

DSM	Demand Side Management

Dth	Dekatherm

ECR	Environmental Cost Recovery

ECRM	Environmental Cost Recovery Mechanism

ECT	Environmental cost tracker

EER	Environmental Expense Recovery

EERM	Environmental Expense Recovery Mechanism

EITF No. 06-03	Emerging Issues Task Force Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”

EPA	United States Environmental Protection Agency

EPS	Earnings per share

FAC	Fuel adjustment clause

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN 46R	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51”

FIN 39	FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts an interpretation of APB Opinion No. 10 and FASB Statement No. 105”

FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”

FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

FSP FAS 132(R)-1	FASB Staff Position FAS 132 (R)-1: Employers’ Disclosures About Postretirement Benefit Plan Assets

FSP FIN 39-1	FASB Staff Position FIN 39-1: Amendment of FASB Interpretation No. 39

FTB 85-4	FASB Technical Bulletin No. 85-4: Accounting for Purchases of Life Insurance

FTRs	Financial Transmission Rights

gwh	Gigawatt hours

hp	Horsepower

IBM	International Business Machines Corp.

IBM Agreement	The Agreement for Business Process & Support Services

IDEM	Indiana Department of Environmental Management

IFRS	International Financial Reporting Standards

IRP	Integrated Resource Plan

IRS	Internal Revenue Service

IURC	Indiana Utility Regulatory Commission

LDCs	Local distribution companies

LIBOR	London InterBank Offered Rate

LIFO	Last-in, first-out

LNG	Liquefied Natural Gas

MGP	Manufactured gas plant

MISO	Midwest Independent Transmission System Operator

Mitchell Station	Dean H. Mitchell Coal Fired Generating Station

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

MMDth	Million dekatherms

mw	Megawatts

mwh	Megawatts hours

NAAQS	National Ambient Air Quality Standards

NASDAQ	National Association of Securities Dealers Automated Quotations

NOV	Notice of Violation

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NYMEX	New York Mercantile Exchange

OUCC	Indiana Office of Utility Consumer Counselor

PADEP	Pennsylvania Department of Environmental Protection

PAL	parking and lending services

PCB	Polychlorinated biphenyls

Piedmont	Piedmont Natural Gas Company, Inc.

PIPP	Percentage of Income Plan

PPS	Price Protection Service

PPUC	Pennsylvania Public Utility Commission

PUCO	Public Utilities Commission of Ohio

QPAI	Qualified production activities income

RCRA	Resource Conservation and Recovery Act

RFP	Request for Proposal

RSG	Revenue Sufficiency Guarantee

SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”

SEC	Securities and Exchange Commission

SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”

SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”

SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”

SFAS No. 88	Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”

SFAS No. 101	Statement of Financial Accounting Standards No. 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71”

SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”

SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”

SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”

SFAS No. 131	Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”

SFAS No. 132(R)	Statement of Financial Accounting Standards No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB No. 87, 88, and 106”

SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”

SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, “Business Combinations”

SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”

SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”

SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”

SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”

SFAS No. 160	Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”

SFAS No. 161	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133”

SIP	State Implementation Plan

SNG	Synthetic Natural Gas

SO2	Sulfur dioxide

SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”

SOP 98-1	Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”

SSO	Standard Service Offer

TARP	Troubled Asset Relief Program

VaR	Value-at-risk and instrument sensitivity to market factors

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the accompanying consolidated balance sheets and statements of consolidated long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, of common stockholders’ equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 27, 2009

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008, of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 27, 2009

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2008	2007	2006

Net Revenues
Gas Distribution	$5,171.3	$4,332.5	$4,083.7
Gas Transportation and Storage	1,132.4	1,089.6	1,027.0
Electric	1,357.0	1,358.6	1,300.0
Other	1,213.5	1,080.2	1,007.7

Gross Revenues	8,874.2	7,860.9	7,418.4
Cost of Sales (excluding depreciation and amortization)	5,631.6	4,673.9	4,335.7

Total Net Revenues	3,242.6	3,187.0	3,082.7

Operating Expenses
Operation and maintenance	1,454.9	1,430.4	1,333.6
Depreciation and amortization	567.2	540.2	531.5
Impairment and (gain) loss on sale of assets	7.6	10.8	4.1
Other taxes	307.5	298.3	285.4

Total Operating Expenses	2,337.2	2,279.7	2,154.6

Equity Earnings (Loss) in Unconsolidated Affiliates	12.3	9.4	(12.3)

Operating Income	917.7	916.7	915.8

Other Income (Deductions)
Interest expense, net	(380.1)	(402.3)	(389.2)
Dividend requirement on preferred stock of subsidiaries	—	—	(1.1)
Other, net	17.6	(6.4)	(6.8)
Loss on early extinguishment of long-term debt	—	(40.6)	—
Loss on early redemption of preferred stock	—	—	(0.7)

Total Other Income (Deductions)	(362.5)	(449.3)	(397.8)

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	555.2	467.4	518.0
Income Taxes	185.4	164.5	184.2

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	369.8	302.9	333.8

Income (Loss) from Discontinued Operations — net of taxes	(182.6)	10.2	(52.0)
Gain (Loss) on Disposition of Discontinued Operations — net of taxes	(108.2)	8.3	—

Income Before Change in Accounting Principle	79.0	321.4	281.8

Cumulative Effect of Change in Accounting Principle — net of taxes	—	—	0.4

Net Income	$79.0	$321.4	$282.2

Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.35	$1.10	$1.22
Discontinued operations	(1.06)	0.07	(0.18)

Basic Earnings Per Share	$0.29	$1.17	$1.04

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.34	$1.10	$1.22
Discontinued operations	(1.05)	0.07	(0.19)

Diluted Earnings Per Share	$0.29	$1.17	$1.03

Dividends Declared Per Common Share	$0.92	$0.92	$0.92

Basic Average Common Shares Outstanding (millions)	274.0	273.8	272.6
Diluted Average Common Shares (millions)	275.4	274.7	273.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)	2008	2007

ASSETS
Property, Plant and Equipment
Utility Plant	$18,356.8	$17,295.6
Accumulated depreciation and amortization	(8,080.8)	(7,787.0)

Net utility plant	10,276.0	9,508.6

Other property, at cost, less accumulated depreciation	112.1	67.0

Net Property, Plant and Equipment	10,388.1	9,575.6

Investments and Other Assets
Assets of discontinued operations and assets held for sale	45.8	593.5
Unconsolidated affiliates	86.8	72.7
Other investments	117.9	117.2

Total Investments and Other Assets	250.5	783.4

Current Assets
Cash and cash equivalents	20.6	34.6
Restricted cash	286.6	57.7
Accounts receivable (less reserve of $45.3 and $37.0, respectively)	1,142.5	900.3
Gas inventory	511.8	452.2
Underrecovered gas and fuel costs	180.2	158.3
Materials and supplies, at average cost	95.1	78.1
Electric production fuel, at average cost	63.8	58.1
Price risk management assets	150.4	102.2
Exchange gas receivable	393.8	210.5
Regulatory assets	314.9	215.4
Assets of discontinued operations and assets held for sale	2.0	85.9
Prepayments and other	249.1	107.1

Total Current Assets	3,410.8	2,460.4

Other Assets
Price risk management assets	200.7	25.2
Regulatory assets	1,640.4	867.5
Goodwill	3,677.3	3,677.3
Intangible assets	330.6	341.6
Postretirement and postemployment benefits assets	10.3	157.8
Deferred charges and other	123.5	121.5

Total Other Assets	5,982.8	5,190.9

Total Assets	$20,032.2	$18,010.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS (continued)

As of December 31, (in millions, except share amounts)	2008	2007

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 274,261,799 and 274,176,752 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in capital	4,020.3	4,011.0
Retained earnings	901.1	1,074.5
Accumulated other comprehensive income	(172.0)	11.7
Treasury stock	(23.3)	(23.3)

Total Common Stockholders’ Equity	4,728.8	5,076.6
Long-term debt, excluding amounts due within one year	5,943.9	5,594.4

Total Capitalization	10,672.7	10,671.0

Current Liabilities
Current portion of long-term debt	469.3	33.9
Short-term borrowings	1,163.5	1,061.0
Accounts payable	693.3	713.0
Customer deposits	127.3	112.8
Taxes accrued	206.5	188.4
Interest accrued	120.1	99.3
Overrecovered gas and fuel costs	35.9	10.4
Price risk management liabilities	286.5	79.9
Exchange gas payable	555.5	441.6
Deferred revenue	14.7	38.7
Regulatory liabilities	40.4	87.8
Accrued liability for postretirement and postemployment benefits	6.4	4.8
Liabilities of discontinued operations and liabilities held for sale	1.5	20.6
Legal and environmental reserves	375.1	112.3
Other accruals	487.4	393.6

Total Current Liabilities	4,583.4	3,398.1

Other Liabilities and Deferred Credits
Price risk management liabilities	188.5	1.7
Deferred income taxes	1,549.8	1,466.2
Deferred investment tax credits	46.1	53.4
Deferred credits	76.7	81.3
Deferred revenue	6.2	0.2
Accrued liability for postretirement and postemployment benefits	1,238.5	547.8
Liabilities of discontinued operations and liabilities held for sale	4.4	141.3
Regulatory liabilities and other removal costs	1,386.1	1,337.7
Asset retirement obligations	126.0	128.2
Other noncurrent liabilities	153.8	183.4

Total Other Liabilities and Deferred Credits	4,776.1	3,941.2

Commitments and Contingencies (See Note 19)	—	—

Total Capitalization and Liabilities	$20,032.2	$18,010.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2008	2007	2006

Operating Activities
Net income	$79.0	$321.4	$282.2
Adjustments to reconcile net income to net cash from continuing operations:
Loss on early extinguishment of long-term debt	—	40.6	—
Loss on early redemption of preferred stock	—	—	0.7
Depreciation and amortization	567.2	540.2	531.5
Net changes in price risk management assets and liabilities	25.7	0.8	(8.4)
Deferred income taxes and investment tax credits	137.8	5.4	(111.1)
Deferred revenue	(24.0)	(38.8)	(34.0)
Stock compensation expense	9.5	4.4	6.9
Loss (gain) on sale of assets	4.3	(0.3)	(1.1)
Loss on impairment of assets	3.3	11.1	5.2
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.4)
Loss (income) from unconsolidated affiliates	(25.3)	(14.1)	8.4
Loss (gain) on disposition of discontinued operations	108.2	(8.3)	—
Loss (income) from discontinued operations	182.6	(10.2)	52.0
Amortization of discount/premium on debt	7.7	7.3	7.7
AFUDC Equity	(5.4)	(3.6)	(2.0)
Changes in assets and liabilities:
Accounts receivable	(201.7)	17.9	408.3
Inventories	(82.4)	98.1	(70.1)
Accounts payable	(30.3)	(60.2)	(200.1)
Customer deposits	14.5	5.8	6.3
Taxes accrued	(89.7)	(11.3)	53.3
Interest accrued	20.8	(2.6)	20.9
(Under) Overrecovered gas and fuel costs	3.6	(118.1)	361.2
Exchange gas receivable/payable	(71.9)	31.2	(111.8)
Other accruals	45.7	(14.6)	12.6
Prepayments and other current assets	(27.6)	5.9	(0.5)
Regulatory assets/liabilities	(91.8)	60.2	(36.3)
Postretirement and postemployment benefits	(10.8)	(97.7)	(46.9)
Deferred credits	36.3	(0.7)	(8.3)
Deferred charges and other noncurrent assets	38.7	(22.3)	(6.5)
Other noncurrent liabilities	(36.5)	(8.5)	6.7

Net Operating Activities from Continuing Operations	587.5	739.0	1,126.4
Net Operating Activities from or (used for) Discontinued Operations	(2.2)	18.2	29.8

Net Cash Flows from Operating Activities	585.3	757.2	1,156.2

Investing Activities
Capital expenditures	(969.9)	(786.4)	(627.1)
Sugar Creek purchase	(329.7)	—	—
Insurance recoveries	46.7	17.4	10.6
Proceeds from disposition of assets	47.8	4.2	21.6
Restricted cash	(228.8)	80.6	(109.8)
Distributions from or (contributions to) equity investments	(39.2)	14.0	(4.7)
Other investing activities	(38.1)	5.6	2.3

Net Investing Activities used for Continuing Operations	(1,511.2)	(664.6)	(707.1)
Net Investing Activities from or (used for) Discontinued Operations	396.9	(16.8)	(25.4)

Net Cash Flows used for Investing Activities	(1,114.3)	(681.4)	(732.5)

Financing Activities
Issuance of long-term debt	959.3	803.6	—
Retirement of long-term debt	(40.6)	(457.9)	(438.7)
Repurchase of long-term debt	(254.0)	—	—
Premiums and other costs to retire debt	—	(40.6)	—
Change in short-term debt	102.5	(132.0)	296.4
Retirement of preferred stock	—	—	(81.6)
Issuance of common stock	1.3	8.2	21.9
Acquisition of treasury stock	—	(2.1)	(6.1)
Dividends paid — common stock	(252.4)	(252.1)	(251.9)

Net Cash Flows from or (used for) Financing Activities	516.1	(72.9)	(460.0)

Increase (Decrease) in cash and cash equivalents from continuing operations	(407.6)	1.5	(40.7)
Cash inflows from or (contributions to) discontinued operations	393.6	0.3	4.8
Cash and cash equivalents at beginning of year	34.6	32.8	68.7

Cash and cash equivalents at end of period	$20.6	$34.6	$32.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2008	2007

Bay State:
Medium-Term Notes -
Interest rates between 6.26% and 9.20% with a weighted average interest rate of 6.81% and maturities between June 6, 2011 and February 15, 2028	$48.5	$48.5
Northern Utilities:
Medium-Term Note—Interest rate of 6.93% and maturity of September 1, 2010	—	1.7

Total long-term debt of Bay State	48.5	50.2

Columbia:
Subsidiary debt — Capital lease obligations	1.0	1.1

Total long-term debt of Columbia	1.0	1.1

NiSource Capital Markets:
Senior Notes - 6.78%, due December 1, 2027	3.0	3.0
Medium-term notes -
Issued at interest rates between 7.82% and 7.99%, with a weighted average interest rate of 7.92% and various maturities between March 27, 2017 and May 5, 2027 (a)	106.0	116.0

Total long-term debt of NiSource Capital Markets	109.0	119.0

NiSource Corporate Services:
Capital lease obligations -
Interest rate of 5.586% and various maturities between April 30, 2010 and August 31, 2011 (a)	0.6	3.5
Interest rate of 5.940% due December 31, 2010	0.6	0.7
Interest rate of 6.709% due between January 1, 2017 and January 1, 2018	35.6	—

Total long-term debt of NiSource Corporate Services	36.8	4.2

NiSource Development Company:
NDC Douglas Properties — Notes Payable—
Interest rates between 5.330% and 8.385% with a weighted average interest rate of 6.82% and various matuities between May 1, 2013 and July 1, 2041 (a)	12.8	13.0

Total long-term debt of NiSource Development Company	$12.8	$13.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT (continued)

As of December 31, (in millions)	2008	2007

NiSource Finance:
Long-Term Notes -
7-7/8% — due November 15, 2010	$1,000.0	$1,000.0
6.15% — due March 1, 2013	545.0	345.0
Floating Rate Notes - 5.855% at December 31, 2007, due November 23, 2009	—	450.0
5.21% — due November 28, 2012	315.0	315.0
5.40% — due July 15, 2014	500.0	500.0
5.36% — due November 28, 2015	230.0	230.0
5.41% — due November 28, 2016	90.0	90.0
5.25% — due September 15, 2017	450.0	450.0
6.40% — due March 15, 2018	800.0	800.0
5.45% — due September 15, 2020	550.0	550.0
5.89% — due November 28, 2025	265.0	265.0
6.80% — due January 15, 2019	500.0	—
Fair value adjustment of notes for interest rate swap agreements	99.3	18.8
Unamortized premium and discount on long-term debt	(25.8)	(25.1)

Total long-term debt of NiSource Finance	5,318.5	4,988.7

Northern Indiana:
Pollution control bonds -
Reoffered interest rates between 4.15% and 5.85%, with a weighted average interest rate of 5.58% and various maturities between August 1, 2010 and April 1, 2019 (a)	254.0	254.0
Medium-term notes -
Issued at interest rates between 7.02% and 7.69%, with a weighted average interest rate of 7.44% and various maturities between July 8, 2011 and August 4, 2027 (a)	164.2	165.2
Unamortized discount on long-term debt	(0.9)	(1.0)

Total long-term debt of Northern Indiana	417.3	418.2

Total long-term debt, excluding amount due within one year	$5,943.9	$5,594.4

(a)	Interest rates and maturities shown are as of December 31, 2008. Please refer to Note 16, “Long-Term Debt,” for changes in debt outstanding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive		Comprehensive
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2006	$2.7	$(15.1)	$3,969.4	$981.6	$(5.6)	$4,933.0

Comprehensive Income:
Net Income				282.2		282.2	$282.2
Other comprehensive income, net of tax:
Gain on available for sale securities:
Unrealized (a)					2.1	2.1	2.1
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(119.3)	(119.3)	(119.3)
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (c )					143.7	143.7	4.4

Total comprehensive income							$169.4
Dividends:
Common stock				(250.9)		(250.9)
Treasury stock acquired		(6.1)				(6.1)
Issued:
Employee stock purchase plan			0.8			0.8
Long-term incentive plan			23.5			23.5
Tax benefits of options and other			3.6			3.6
Amortization of unearned compensation			1.0			1.0

Balance December 31, 2006	$2.7	$(21.2)	$3,998.3	$1,012.9	$20.9	$5,013.6

Adjustment to initially apply new measurement date pursuant to SFAS No. 158, net of tax				(6.9)		(6.9)
Adjustment to initially apply FIN 48, net of tax				(0.8)		(0.8)

Beginning balance, as adjusted	$2.7	$(21.2)	$3,998.3	$1,005.2	$20.9	$5,005.9

Comprehensive Income:
Net Income				321.4		321.4	$321.4
Other comprehensive income, net of tax:
Gain on available for sale securities:
Unrealized (a)					2.2	2.2	2.2
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(23.8)	(23.8)	(23.8)
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (c )					12.4	12.4	12.4

Total comprehensive income							$312.2
Dividends:
Common stock				(252.1)		(252.1)
Treasury stock acquired		(2.1)				(2.1)
Issued:
Employee stock purchase plan			0.8			0.8
Long-term incentive plan			10.5			10.5
Tax benefits of options and other			0.4			0.4
Amortization of unearned compensation			1.0			1.0

Balance December 31, 2007	$2.7	$(23.3)	$4,011.0	$1,074.5	$11.7	$5,076.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (continued)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive		Comprehensive
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income (Loss)

Balance December 31, 2007	$2.7	$(23.3)	$4,011.0	$1,074.5	$11.7	$5,076.6

Comprehensive Income (Loss):
Net Income				79.0		79.0	$79.0
Other comprehensive income (loss), net of tax:
Loss on available for sale securities:
Unrealized (a)					(4.0)	(4.0)	(4.0)
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(147.4)	(147.4)	(147.4)
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (c)					(32.3)	(32.3)	(32.3)

Total comprehensive income (loss)							$(104.7)
Dividends:
Common stock				(252.4)		(252.4)
Issued:
Employee stock purchase plan			0.9			0.9
Long-term incentive plan			7.4			7.4
Amortization of unearned compensation			1.0			1.0

Balance December 31, 2008	$2.7	$(23.3)	$4,020.3	$901.1	$(172.0)	$4,728.8

(a)	Net unrealized gain/loss on available for sale securities, net of $2.8 million tax benefit, $1.1 million, and $1.4 million tax expense in 2008, 2007 and 2006, respectively.

(b)	Net unrealized gain/loss on derivatives qualifying as cash flow hedges, net of $94.9 million, $9.8 million and $65.4 million tax benefit in 2008, 2007, and 2006 .

(c)	Unrecognized Pension Benefit and Other Postretirement Benefit Costs recorded to accumulated other comprehensive income, net of $19.9 million tax benefit, $7.3 million, and $96.2 million tax expense in 2008, 2007, 2006. For the year ended December 31, 2006, Unrecognized Pension Benefit and Other Postretirement Benefits Costs recorded to comprehensive income was net of $3.0 million tax expense.

	Common	Treasury	Outstanding
Shares (in thousands)	Shares	Shares	Shares

Balance January 1, 2006	273,364	(741)	272,623

Treasury stock acquired		(284)	(284)
Issued:			—
Employee stock purchase plan	37	—	37
Long-term incentive plan	1,278	—	1,278

Balance December 31, 2006	274,679	(1,025)	273,654

Treasury stock acquired		(88)	(88)
Issued:			—
Employee stock purchase plan	36	—	36
Long-term incentive plan	575	—	575

Balance December 31, 2007	275,290	(1,113)	274,177

Treasury stock acquired		(4)	(4)
Issued:			—
Employee stock purchase plan	49		49
Long-term incentive plan	40		40

Balance December 31, 2008	275,379	(1,117)	274,262

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Summary of Significant Accounting Policies
A. Company Structure and Principles of Consolidation. NiSource, a Delaware corporation, is a holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is a holding company under the Public Utility Holding Company Act of 2005. NiSource derives substantially all of its revenues and earnings from the operating results of its fifteen direct subsidiaries.
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
Restricted cash was $286.6 million and $57.7 million for the years ended December 31, 2008 and 2007, respectively. The increase in restricted cash was due primarily to the change in forward gas prices which resulted in increased margin deposits on open derivative contracts.
D. Accounts Receivable and Unbilled Revenue. Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending upon seasonality and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $284.5 million and $229.9 million for the years ended December 31, 2008 and 2007, respectively.
E. Investments in Debt and Equity Securities. NiSource’s investments in debt and equity securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income (loss). These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2008 and 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at December 31, 2008 and 2007 were:

			Gross
		Gross Unrealized	Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale debt securities, December 31, 2008
U.S. Treasury securities	$34.9	$2.2	$(0.2)	$36.9
Corporate/Other bonds	34.0	1.2	(1.1)	34.1

Total Available-for-sale debt securities	$68.9	$3.4	$(1.3)	$71.0

			Gross
		Gross Unrealized	Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale debt securities, December 31, 2007
U.S. Treasury securities	$45.6	$1.8	$—	$47.4
Corporate/Other bonds	18.0	0.2	(0.6)	17.6

Total Available-for-sale debt securities	$63.6	$2.0	$(0.6)	$65.0

At December 31, 2008 and 2007, approximately $41 million and $49 million, respectively, of investments were pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Regulatory assets were comprised of the following items:

At December 31, (in millions)	2008	2007

Assets
Reacquisition premium on debt	$18.6	$16.8
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1-H)	20.2	24.4
Unrecognized pension benefit and other postretirement benefit costs (SFAS No. 158) (see Note 12)	1,094.4	298.4
Other postretirement costs	99.1	120.2
Environmental costs (see Note 19-D)	29.3	26.6
Regulatory effects of accounting for income taxes (see Note 1-V)	157.5	154.5
Underrecovered gas and fuel costs (see Note 1-P)	180.2	158.3
Depreciation (see Note 1-H)	125.4	123.6
Uncollectible accounts receivable deferred for future recovery	38.6	44.4
Percentage of Income Plan	114.5	103.0
Asset retirement obligations (see Note 7)	36.3	35.3
Derivatives (see Note 9)	71.5	24.2
Post-in service carrying charges	45.8	30.0
EERM operation and maintenance and depreciation deferral	28.5	21.6
MISO (see Note 8)	22.9	14.0
Other	52.7	45.9

Total Assets	$2,135.5	$1,241.2

Less amounts included as Underrecovered gas and fuel cost	(180.2)	(158.3)

Total Regulatory Assets reflected in Current Regulatory Assets and Other Regulatory Assets	$1,955.3	$1,082.9

Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2008	2007

Liabilities
Overrecovered gas and fuel costs (see Note 1-P)	$35.9	$10.4
Asset retirement obligations (see Note 7)	125.7	127.8
Cost of Removal (see Note 7)	1,315.2	1,227.3
Regulatory effects of accounting for income taxes (see Note 1-V)	38.1	38.4
Unrecognized pension benefit and other postretirement benefit costs (SFAS No. 158) (see Note 12)	2.0	36.1
Transition capacity cost	20.8	48.0
Emission allowances (see Note 8)	18.1	15.2
Derivatives (see Note 9)	6.7	13.9
Other	25.6	46.6

Total Liabilities	$1,588.1	$1,563.7

Less amounts included as Overrecovered gas and fuel cost	(35.9)	(10.4)
Less amounts included as Asset retirement obligations	(125.7)	(127.8)

Total Regulatory Liabilities reflected in Current Regulatory Liabilities and Other Regulatory Liabilities and Other Removal Costs	$1,426.5	$1,425.5

With the adoption of SFAS No. 158 NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded amounts that would otherwise have been recorded to accumulated other comprehensive income (loss) to a regulatory asset account. Refer to Note 12, “Pension and Other

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Postretirement Benefits,” in the Notes to Consolidated Financial Statements for additional information. These amounts are adjusted annually as part of the year-end valuation of pension and other post retirement plan assets and liabilities. As December 31, 2008, the SFAS No. 158 regulatory assets increased by $796.0 million primarily due to the 30.3% decrease of the value of the pension assets during 2008.
Regulatory assets including underrecovered gas and fuel cost of approximately $1,966.9 million as of December 31, 2008 are not presently included in rate base and consequently are not earning a return on investment. Regulatory assets of approximately $1,729.7 million include expenses that are recovered as components of the cost of service and are generally covered by regulatory orders. These costs are recovered over a remaining life of up to 30 years. Regulatory assets of approximately $237.2 million require specific rate action.
G. Utility Plant and Other Property and Related Depreciation and Maintenance. Property, plant and equipment (principally utility plant) are stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.
NiSource’s property, plant and equipment on the Consolidated Balance Sheets were classified as follows:

At December 31, (in millions)	2008	2007

Property Plant and Equipment
Gas Distribution Utility (1)	$6,608.6	$6,374.1
Gas Transmission Utility	5,412.6	5,382.2
Electric Utility (1)	5,890.4	5,235.0

Construction Work in Process	445.2	304.3

Non-Utility and Other	165.0	109.5

Total Property Plant and Equipment	$18,521.8	$17,405.1

Accumulated Depreciation and Amortization
Gas Distribution Utility (1)	$(2,536.0)	$(2,458.4)
Gas Transmission Utility	(2,676.3)	(2,675.3)
Electric Utility (1)	(2,868.5)	(2,653.3)

Non-Utility and Other	(52.9)	(42.5)

Total Accumulated Depreciation and Amortization	$(8,133.7)	$(7,829.5)

Net Property, Plant and Equipment	$10,388.1	$9,575.6

(1)	Northern Indiana’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.
For rate-regulated companies, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service. The pre-tax rate for AFUDC was 3.3% in 2008, 5.5% in 2007, and 5.5% in 2006. Short-term borrowings were primarily used to fund construction efforts for all three years presented. The decrease in the 2008 AFUDC rate, as compared with 2007, was due to a decrease in short-term interest rates.
The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Electric Operations	3.7%	3.6%	3.6%
Gas Distribution and Transmission Operations	2.8%	2.9%	2.9%

Generally, NiSource’s subsidiaries follow the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When regulated property that represents a retired unit is

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
replaced or removed, the cost of such property is credited to utility plant, and such cost, net of salvage, is charged to the accumulated provision for depreciation in accordance with composite depreciation.
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
In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2005 through 2008 had Columbia of Ohio not been subject to rate regulation is a combined $138.3 million, a $23.7 million decrease over the $162.0 million reflected in rates. The regulatory asset was $108.0 million and $113.9 million as of December 31, 2008 and 2007, respectively.
The amount of depreciation that would have been recorded for 2008 had Columbia of Ohio not been subject to rate regulation is $34.0 million, a $5.8 million decrease over the $39.8 million reflected in rates.
I. Amortization of Software Costs. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with SOP 98-1. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. NiSource amortized $23.1 million in 2008, $22.0 million in 2007 and $20.1 million in 2006 related to software costs. NiSource unamortized software balance was $92.1 million and $61.5 million at December 31, 2008 and 2007, respectively.
J. Goodwill and Other Intangible Assets. NiSource has approximately $4.0 billion in goodwill and other intangible assets. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition. In addition, NiSource has other intangible assets consisting primarily of franchise rights apart from goodwill that were identified as part of the purchase price allocations associated with the acquisition of Bay State, a wholly-owned subsidiaries of NiSource, which is being amortized on a straight-line basis over forty years from the date of acquisition. NiSource accounts for goodwill in accordance with SFAS No. 142 and for other intangible assets under SFAS No. 144. Refer to Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
K. Long-lived Assets. NiSource’s Consolidated Balance Sheets contains significant long-lived assets other than goodwill and intangible assets discussed above which are not subject to recovery under SFAS No. 71. As a result, NiSource assesses the carrying amount and potential earnings of these assets whenever events or changes in circumstances indicate that the carrying value could be impaired as per SFAS No. 144. Refer to Note 3, “Impairments and Other Charges,” in the Notes to Consolidated Financial Statements for further information.
L. Revenue Recognition. Revenue is recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered but not billed. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2008	2007	2006

Denominator (thousands)
Basic average common shares outstanding	273,974	273,797	272,560
Dilutive potential common shares
Nonqualified stock options	—	72	115
Shares contingently issuable under employee stock plans	1,279	626	548
Shares restricted under employee stock plans	196	180	137

Diluted Average Common Shares	275,449	274,675	273,360

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
P. Fuel Adjustment Clause. All metered electric rates contain a provision for adjustment to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a FAC. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual costs in a given three-month period are recorded as adjustments to revenue and will be included in a future filing, provided that the purchase power benchmark has not been exceeded. Northern Indiana records any under-recovery or over-recovery as a current regulatory asset or liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly review by the IURC and remains in effect for a three-month period.
Q. Gas Cost Adjustment Clause. All of NiSource’s Gas Distribution Operations subsidiaries defer most differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.
R. Gas Inventory. Both the LIFO inventory methodology and the weighted average methodology are used to value natural gas in storage, as approved by state regulators for each of NiSource’s regulated subsidiaries. Inventory valued using LIFO was $382.4 million and $344.3 million at December 31, 2008, and 2007, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage at December 31, 2008 and December 31, 2007, exceeded the stated LIFO cost by $274.9 million and $481.0 million, respectively. Inventory valued using the weighted average methodology was $129.4 million at December 31, 2008 and $113.9 million at December 31, 2007.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
T. Accounting for Emissions Allowances. Northern Indiana has obtained SO2 and NOx emissions allowances from the EPA based upon its electric generation operations that the utility may sell, trade or hold for future use. Northern Indiana utilizes the inventory model in accounting for these emissions allowances, whereby these allowances were recognized at zero cost upon receipt from the EPA. Proceeds received from the annual EPA auction of allowances and through the utilization of allowances in the generation of power for off-system sales are deferred as regulatory liabilities. The sale of other allowances, not used due to investments made by NiSource in pollution control assets and services, are reflected in earnings in the period in which they occur and are included in net cash flows from operating activities in NiSource’s Statements of Consolidated Cash Flows.
U. Accounting for Risk Management and Energy Marketing Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as a normal purchase normal sale under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.
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
Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income (loss), regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive income (loss) and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is no longer probable to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered or passed back in revenues through rates. When gains and losses are recognized in earnings, they are recognized in cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest-rate risk activities.
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
In addition, Northern Indiana received approval from the IURC in 2003 to recover costs associated with environmental compliance programs for NOx pollution-reduction equipment at Northern Indiana’s generating stations. Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for further information.
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
Refer to Note 18, “Fair Value Disclosures,” in the Notes to Consolidated Financial Statements for additional information regarding the adoption of SFAS No. 157.
SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158 to improve existing reporting for defined benefit postretirement plans by requiring employers to recognize in the statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, among other changes. In the fourth quarter of 2006, NiSource adopted the provisions of SFAS No. 158
On January 1, 2007, NiSource adopted the SFAS No. 158 measurement date provisions requiring employers to measure plan assets and benefit obligations as of the fiscal year-end. The pre-tax impact of adopting the SFAS No. 158 measurement date provisions increased deferred charges and other assets by $9.4 million, decreased regulatory assets by $89.6 million, decreased retained earnings by $11.3 million, increased accumulated other comprehensive income by $5.3 million and decreased accrued liabilities for postretirement and postemployment benefits by $74.2 million. NiSource also recorded a reduction in deferred income taxes of approximately $2.6 million. In addition, 2007 expense for pension and postretirement benefits reflects the updated measurement date valuations. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for additional information.
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
On January 1, 2007, NiSource adopted the provisions of FIN 48. As a result of the implementation of FIN 48, NiSource recognized a charge of $0.8 million to the opening balance of retained earnings. Refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.
FSP FIN 39-1 — FASB Staff Position Amendment of FASB Interpretation No. 39. In April 2007, the FASB issued FSP FIN 39-1 to amend paragraph 3 of FIN 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. This FSP also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This FSP became effective for NiSource as of January 1, 2008. NiSource has not elected to net fair value amounts for its derivative instruments or the fair value amounts recognized for its right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. This is consistent with NiSource’s current accounting policy prior to the adoption of this amended standard. NiSource discloses amounts recognized for the right to reclaim cash collateral within “Restricted cash” and amounts recognized for the right to return cash collateral within current liabilities on the Consolidated Balance Sheets.
FSP FAS 140-4 and FIN 46(R)-8- FASB Staff Position Amendment of FASB Statement No. 140 and FASB Interpretation No. 46(R). In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 to require public entities to provide additional disclosures about transfers of financial assets and to provide additional disclosures related to an entities involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008, with early application encouraged. Refer to Note 10, “Variable Interest Entities and Equity Investments,” in the Notes to Consolidated Financial Statements for additional information.
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
SFAS No. 161 — Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statement with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. NiSource is currently reviewing the provisions of SFAS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
No. 161 to determine the impact that the new disclosure requirements will have on the Notes to Consolidated Financial Statements.
FSP FAS 132(R)-1 — FASB Staff Position Amendment of FASB Statement No. 132(R)-1. In December 2008, the FASB issued FSP FAS 132(R)-1 to amend SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. NiSource is currently reviewing the additional disclosure requirements to determine the impact on the Notes to Consolidated Financial Statements.
3. Impairments and Other Charges
Impairments. Under the provisions of SFAS No. 144, an impairment loss shall be recognized only if the carrying amount of a long lived asset is not recoverable and exceeds its fair value. The test compares the carrying amount of the long lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
For 2008, NiSource recognized $3.4 million in expense for the impairment of the Marble Cliff facility discussed in Note 4, “Discontinued Operation and Assets and Liabilities Held for Sale.” For 2007, NiSource recognized $11.0 million in expense for the impairment of assets, including a $7.2 million impairment charge related to base gas at a storage field. For the 2006 year, $4.7 million was recognized for the impairment of certain investments.
Other Charges. NiSource incurred additional costs related to its Amended Outsourcing Agreement with IBM. These costs fall into three categories; a one-time financial settlement charge, transition costs to transfer certain functional areas to NiSource, and capital costs for completion of information technology related transformation projects. A settlement charge of $9.8 million was recorded in the fourth quarter of 2007 to Operation and Maintenance expense on the Statement of Consolidated Income.
4. Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2008 were:

(in millions)
	Property, plant		Materials and
Assets of discontinued	and equipment,	Accounts	supplies, at	Regulatory	Intangible	Other
operations and held for sale:	net	receivable, net	average cost	assets	assets	assets	Total

Bay State Gas Company	$20.8	$—	$—	$—	$—	$—	$20.8
Lake Erie Land	11.9	—	—	—	—	—	11.9
NiSource Corporate Services	6.2	—	—	—	—	—	6.2
NDC Douglas Properties	4.1	—	—	—	—	1.0	5.1
Columbia Transmission	2.6	—	—	—	—	—	2.6
NiSource Retail Service Corp	0.3	0.9	—	—	—	—	1.2

Total	$45.9	$0.9	$—	$—	$—	$1.0	$47.8

Liabilities of discontinued		Accounts	Deferred	Deferred	Regulatory	Other
operations and held for sale:	Debt	payable	income taxes	credits	liabilities	liabilities	Total

NDC Douglas Properties	$4.9	$0.2	$—	$—	$—	$0.2	$5.3
NiSource Retail Service Corp	—	0.6	—	—	—	—	0.6

Total	$4.9	$0.8	$—	$—	$—	$0.2	$5.9

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
On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million, which included $16.1 million in working capital. In the first quarter of 2008, NiSource began accounting for the operations of Whiting Clean Energy as discontinued operations. For the year ended December 31, 2008, an after tax loss of $32.3 million was included in Gain (Loss) on Disposition of Discontinued Operations in the Statements of Consolidated Income. As such, a net loss of $2.4 million, net income of $3.7 million and net loss of $25.7 million is included as net income or loss from discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.
On December 1, 2008, NiSource sold NiSource subsidiaries Northern Utilities and Granite State to Unitil Corporation for $201.6 million which included $41.6 million in working capital. The working capital amount will be adjusted based upon the final settlement during the first quarter of 2009. Under the terms of the transaction, Unitil Corporation acquired Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. For the year ended December 31, 2008, an after tax loss of $75.8 million was included in Gain (Loss) on Disposition of Discontinued Operations in the Statements of Consolidated Income. Net income of $6.8 million, $5.3 million, and $5.3 million is included as net income or loss from discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.
On June 27, 2008, Columbia Gulf sold a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline Company for $7.5 million, which was received on July 1, 2008. During the fourth quarter 2008, catastrophic losses sustained in prior years were settled with various insurance companies, resulting in the recognition of a loss on sale of assets of $11.0 million. Including the insurance settlement, the sale resulted in a loss of $8.3 million for 2008.
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
NiSource Corporate Services is continuing to work with several potential buyers to sell its Marble Cliff facility. A third party appraisal was performed in December 2008 with an estimated market value of the property of $6.2 million. An impairment loss of $1.8 million was recorded during the fourth quarter of 2008 related to the appraisal. In late February 2008 an offer was accepted but the parties have failed to reach a definitive agreement. As a result of the initial offer, an impairment loss of $1.6 million was recognized during the first quarter of 2008. During the first quarter of 2007 an impairment loss of $3.2 million was recognized due to the current book value exceeding the estimated fair value of the facility. NiSource has accounted for this facility as assets held for sale.
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
NiSource Retail Services, a wholly-owned subsidiary of NiSource, is engaged in a process to sell certain assets. These assets and liabilities of NiSource Retail Services were accounted for as assets of discontinued operations and the results of operations and cash flows of NiSource Retail Services were classified as discontinued operations during the third quarter of 2008.
Results from discontinued operations from Whiting Clean Energy, Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, the golf course assets of Lake Erie Land, NiSource Retail Services, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

Year Ended December 31, (in millions)	2008	2007	2006

Revenues from Discontinued Operations	$195.3	$269.7	$213.2

Income (Loss) from discontinued operations	(278.8)	18.1	(81.5)
Income tax expense (benefit)	(96.2)	7.9	(29.5)

Income (Loss) from Discontinued Operations – net of taxes	$(182.6)	$10.2	$(52.0)

Gain (Loss) on Disposition of Discontinued Operations — net of taxes	$(108.2)	$8.3	$—

Losses from Discontinued Operations for the year ended December 31, 2008 are primarily attributable to an increase to the reserve for the Tawney litigation associated with CER. Refer to Note 19-B, “Other Legal Proceedings,” in the Notes to Consolidated Financial Statements for further discussion on the Tawney litigation. The gain (loss) on disposition of discontinued operations for 2008 include the after tax loss on disposition related to the sales of Whiting Clean Energy and sale of Northern Utilities and Granite State Gas of $32.3 million, $63.3 million and $12.5 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
5. Purchase of Sugar Creek Plant
On May 30, 2008, Northern Indiana purchased Sugar Creek for $329.7 million. This purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity. Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for further discussion. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana with a plant capacity rating of 535 mw. Sugar Creek has transmission access to both the MISO and PJM Interconnection wholesale electricity markets. As of December 1, 2008, the Sugar Creek facility was dispatched into MISO. At acquisition, Northern Indiana recorded at fair value $328.1 million related to utility plant. No goodwill was recorded in conjunction with the purchase. The allocation of the purchase price was assigned to the assets and liabilities of Sugar Creek, based on their estimated fair value in accordance with GAAP.
6. Goodwill and Other Intangible Assets
NiSource’s goodwill assets at December 31, 2008 pertaining to the acquisition of Columbia on November 1, 2000, were $3,658.5 million. The goodwill balances at December 31, 2008 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
In the quarters ended June 30, 2008 and June 30, 2007, NiSource performed its annual impairment test of goodwill associated with the purchases of Columbia, Northern Indiana Fuel and Light and Kokomo Gas. SFAS No. 142 requires that the impairment test be performed through the application of a two-step fair value test. The first step of the test compares the fair values of the reporting units with the carrying amounts, including goodwill. An impairment of goodwill results when there is an excess of book value over the fair value of a reporting unit. The second step would then need to be performed to quantify the impairment charge, if any, which would be measured by comparing the implied value of goodwill to its carrying amount. The implied fair value of goodwill for each reporting unit is determined by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. Any excess of fair value of the reporting unit over the amounts allocated to the assets and liabilities is the implied fair value of goodwill.
The results of the June 30, 2008 and June 30, 2007 annual impairment tests indicated that no impairment charge was required. For the purpose of testing for impairment of the goodwill recorded in the acquisition of Columbia, the related subsidiaries were aggregated into two distinct reporting units, one within the Gas Distribution Operations segment and one within the Gas Transmission and Storage Operations segment. Northern Indiana Fuel and Light and Kokomo Gas are each separate reporting units within the Gas Distribution Operations segment.
NiSource uses an income approach to estimate the fair value of its reporting units for the purposes of this test. The method is generally based on a discounted cash flow valuation model that incorporates internal projections of expected future cash flows and operating results to estimate a fair value of each reporting unit. Determining fair value requires management to make a number of judgments about assumptions and estimates used in the model that are subjective and include unobservable inputs or assumptions. The use of alternate judgments and/or assumptions could have a material impact on the financial statements.
Certain key assumptions include the five-year plan operating results, discount rates and the long-term outlook for growth rates, among other items. The discount rate used, based on the weighted average cost of capital was 6.76% in the June 30, 2008 annual impairment test, which was a decrease from the prior year’s rate of 7.3%, due primarily to a decrease in the risk-free rate and market risk premium. Operating income growth rates were 3.93% for the Columbia distribution reporting unit and 3.49% for the Columbia transmission reporting unit in the 2008 test, which were comparable to the growth rates used in the prior year.
NiSource continually monitors potential indicators of impairment to determine if any triggering events are present that would require an impairment test more frequently than the annual test.
As of December 31, 2008, NiSource’s market capitalization was approximately $3.0 billion, while NiSource’s net assets, inclusive of goodwill, were $4.7 billion. NiSource’s market capitalization at June 30, 2008 of approximately $4.9 billion was above NiSource’s net asset value when the annual impairment test was performed. In accordance with paragraph 28 of SFAS No. 142, NiSource considered whether there were any events or changes in

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
circumstances during the second half of 2008 that would more likely than not reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test and concluded that there were none. NiSource attributes the decline in its market capitalization primarily to the overall stock market decline resulting from the credit crisis taking place in the United States and globally, and not any fundamental change in NiSource’s regulated gas distribution and gas transmission and storage businesses that comprise the reporting units for which goodwill is attributable. NiSource’s stock price decline of 41.9% from December 31, 2007 compares to the overall declines of the S&P Utilities Average and Dow Jones Industrial Average, of 31.5% and 33.8% respectively, over the same twelve-month time period. The following events likely contributed to a greater decline in NiSource’s stock price during the fourth quarter ended December 31, 2008, as compared to the overall market and industry performance during the same period, but these events had no impact on the goodwill bearing reporting units. On October 24, 2008, a West Virginia Circuit Court approved a $380 million settlement for Tawney (a legal settlement related to discontinued operation entity, CNR, which was sold in 2003.) NiSource’s share of the settlement liability is up to $338.8 million. This settlement as well as difficult credit markets likely contributed to Standard and Poor’s changing the outlook for NiSource to negative. All rating agencies have classified NiSource as investment grade. In addition, the Northern Indiana electric rate case was filed on June 27, 2008 and the initial hearings began in January 2009. This is the first electric rate case in 20 years and is causing further uncertainty in the market place that may be depressing NiSource’s stock price. The entity involved in this rate case does not carry goodwill.
Given the lack of a fundamental change in the underlying businesses that carry goodwill and their various assets, NiSource does not believe the decline in its stock price and the underlying reasons for that decline are indicative of an actual decline in the company’s fair value of the underlying assets.
NiSource’s reportable entities with goodwill consist of regulated companies. Regulated recovery rates and approved rate of returns allow for more predictable and steady streams of revenues and cash flows which help mitigate the impacts that might otherwise be felt from the recessionary trends seen in other industries and also adds more reliability to the cash flow forecasts used to calculate fair value. NiSource reviewed its estimates and assumptions used in the discounted cash flow model at June 30, 2008, noting that there are no significant changes that would be made in light of the changing economic circumstances during the last half of the year. In addition, the 2008 operating results for the Gas Distribution Operations and Gas Transmission and Storage Operations segments exceeded and were in line, respectively, with 2008 estimates used to calculate fair value in the June 30, 2008 annual impairment test. Favorable rate case outcomes within Gas Distribution Operations and growth projects and increased firm capacity reservation fees within Gas Transmission and Storage Operations contributed to the favorable results.
It should also be noted that NiSource has demonstrated the ability to obtain credit as evidenced by a new short-term credit facility of $500 million that was obtained on September 23, 2008, Northern Indiana’s re-issuance of the Jasper County Pollution Control Bonds for $254 million on August 25, 2008 with a weighted average interest rate now fixed at 5.58%, and the renewal of Northern Indiana’s $200 million accounts receivable facility in December 2008. In addition, during February 2009 NiSource negotiated a two-year term loan facility with a syndicate of banks maturing in February 2011. Borrowings under the facility will have an effective cost of LIBOR plus 538 basis points. The initial closing of the facility occurred on February 13, 2009, with a subsequent closing expected to take place in early April under an “accordion” feature under which the facility can be expanded to $500 million prior to the final closing. NiSource has received bank commitments totaling $265 million.
NiSource’s intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisition in February of 1999 of Bay State. These amounts were $330.6 million and $341.6 million, net of amortization of $111.6 million and $100.6 million, at December 31, 2008, and 2007, respectively, and are being amortized over forty years from the date of acquisition. NiSource recorded amortization expense of $11.0 million in 2008, 2007 and 2006 related to its intangible assets.
7. Asset Retirement Obligations
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
Changes in NiSource’s liability for asset retirement obligations for the years 2008 and 2007 are presented in the table below:

(in millions)	2008	2007

Beginning Balance	$128.2	$128.7
Accretion expense	0.8	0.8
Accretion recorded as a regulatory asset	5.2	5.8
Additions	1.7	1.2
Settlements	(9.9)	(8.3)

Ending Balance	$126.0	$128.2

NiSource has recognized asset retirement obligations associated with various obligations including costs to remove and dispose of certain construction materials located within many of NiSource’s facilities, certain costs to retire pipeline, removal costs for certain underground storage tanks, removal of certain pipelines known to contain PCB contamination, closure costs for certain sites including ash ponds, solid waste management units and a landfill, obligations to return leased rail cars to specified conditions and the removal costs of certain, as well as some other nominal asset retirement obligations. NiSource recognizes that there are obligations to incur significant costs to retire wells associated with gas storage operations; however, these assets are land assets with indeterminable lives. Additionally, NiSource has a significant obligation associated with the decommissioning of its two hydro facilities located in Indiana. These hydro facilities also have an indeterminate life, and no asset retirement obligation has been recorded.
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Consolidated Balance Sheets.
Northern Indiana performed retirement activities associated with a landfill and asbestos removal resulting in settlements of $5.4 million for 2008. Gas Distributions Operations annual cut and cap additions and settlements for its pipe system for 2008 were $1.7 million and $4.3 million, respectively.
8. Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008, and a settlement agreement was filed on October 24, 2008. In the base rate case, Columbia of Ohio sought recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. The agreement included an annual revenue increase of $47.1 million, and also provides for recovery of costs associated with Columbia of Ohio’s infrastructure rehabilitation program. On December 3, 2008, the PUCO approved the settlement agreement in all material respects, and approved Columbia of Ohio’s proposed rate design. On January 2, 2009, Columbia of Ohio filed a notice of its intent to adjust its Infrastructure Replacement Program Rider, pursuant to the rate order, indicating that an application to adjust the rider would be filed by February 27, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate. The application proposes to increase the PIPP rider rate in order to collect $82.2 million in PIPP arrearages.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the PPUC, and on July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement. In the base rate case, Columbia of Pennsylvania sought to recover costs associated with its significant infrastructure rehabilitation program, as well as stabilize revenues and cost recovery through modifications to rate design. On October 23, 2008, the PPUC issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million. Included in the annual revenue increase is consideration for costs associated with Columbia of Pennsylvania’s infrastructure rehabilitation program.
On October 17, 2007, Bay State petitioned the DPU to allow the company to collect an additional $7.5 million in annual revenue related to usage reductions occurring since its last rate case. Bay State also requested approval of a steel infrastructure tracker that would allow for recovery of ongoing infrastructure replacement program investments. The DPU held hearings on this matter in the first quarter of 2008 and issued an order denying Bay State’s petition on April 30, 2008. NiSource has decided not to appeal this case, and continues to weigh its options. On July 16, 2008, the DPU issued an order in its generic decoupling proceeding for gas utilities. NiSource has reviewed the generic order, and considers the DPU’s action favorable.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland Public Service Commission, and on February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. In its initial filing, Columbia of Maryland sought an increase of $3.7 million annually. Columbia of Maryland anticipates approval of the settlement and implementation of new rates in the second quarter of 2009.
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
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint stipulation submitted on behalf of Columbia of Ohio. This stipulation is a result of a process that began on April 13, 2005 with a PUCO ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The stipulation provides for: establishment of accounting for and recovery of costs resulting from the Staff’s investigation; Columbia of Ohio’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this stipulation provides for: Columbia of Ohio’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings. As of December 31, 2008, Columbia of Ohio has approximately $50.6 million in costs associated with the gas riser and customer service line programs recorded as a regulatory asset and/or capitalized plant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
On December 28, 2007, Columbia of Ohio entered into a stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The stipulation calls for an accelerated pass back to customers of $36.6 million, that will occur from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. Approximately $30.2 million was passed back through December 31, 2008. The stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.
Columbia of Ohio and other stakeholders reached an agreement in the fourth quarter of 2007 that establishes the framework for operations under Columbia of Ohio’s CHOICE® program for the next several years and provides for a wholesale gas supply auction by early 2010. On January 23, 2008 the PUCO approved the agreement. The stipulation also included a commitment, on behalf of Columbia of Ohio, to file on or before February 1, 2009 an application that proposes to implement by no later than April 1, 2010 a wholesale auction procedure to secure the gas supply required to serve its sales customers. Columbia of Ohio filed this application on January 30, 2009. Pursuant to that application, Columbia of Ohio proposes to implement two consecutive one year long SSO periods, starting in April 2010 with the intent to obtain commodity supplies for both Columbia of Ohio’s PIPP and the SSO load. Columbia of Ohio will obtain gas supplies from alternative suppliers and pass the price of that gas on to its sales customers at a monthly rate called the SSO rate.
Gas Transmission and Storage Operations Regulatory Matters
Significant FERC Developments. On November 6, 2008, the FERC issued an order approving a stipulation and Consent Agreement entered into by Columbia Transmission and Columbia Gulf (collectively the Columbia Pipelines) with the FERC’s Office of Enforcement. The Settlement resolves any and all matters related to: (a) a preliminary, non-public investigation commenced on January 25, 2005 into the Columbia Pipelines’ provision of the PAL Investigation; and (b) an outstanding audit by the FERC’s Office of Market Oversight and Investigations, the predecessor of FERC’s Office of Enforcement, commenced on September 30, 2003 in Docket No. PA03-16, and a subsequent preliminary, non-public investigation, related to the audit. The Columbia Pipelines cooperated with the FERC’s investigations.
To resolve the Docket No. PA03-16 audit the settlement provided for the Columbia Pipelines to pay a civil penalty of $1.0 million to the United States Treasury. To resolve the PAL Investigation, Columbia Transmission disgorged profits in the fourth quarter of 2008 in the amount of $9.0 million to firm and interruptible gas transportation customers and to make several non-public compliance reports. The Columbia Pipelines neither admitted nor denied the FERC’s Office of Enforcement’s allegations.
Eastern Market Expansion Project. On January 14, 2008, the FERC issued an order which granted a certificate to construct the project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. This Eastern Market Expansion is projected to add 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is underway and the project is expected to be in service by April 2009.
Appalachian Expansion Project. On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project specifies building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is in progress and the project is expected to be in service by the second half of 2009.
Electric Operations Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and filed its case-in-chief on August 29, 2008. The filing requested a two-step increase. The first step request was for an increase of approximately $24 million. The second step was for an additional increase of approximately $81 million to incorporate the return on and recovery of the Sugar Creek facility. Such increase was expected to become effective at the date of dispatch of Sugar Creek by MISO. On December 1, 2008, Northern

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Indiana successfully dispatched Sugar Creek into MISO, simultaneous with the termination of its PJM commitment. As a result, a revised case-in-chief was filed on December 19, 2008, incorporating Sugar Creek and resulting in a traditional one-step case, requesting an increase in base rates calculated to produce additional gross margin of $85.7 million annually. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. A field hearing allowing customers to individually participate will occur on March 3, 2009. The OUCC and intervenors are scheduled to file their cases-in-chief by April 17, 2009. Northern Indiana is scheduled to file its rebuttal testimony in June 2009, and final hearings are planned to begin July 27, 2009. If a settlement agreement is not reached, and the full procedural schedule takes place, it is anticipated that new rates would take effect in early 2010.
Northern Indiana is seeking to offer DSM and energy efficiency programs to its electric customers and, accordingly, in December 2008 filed a case-in-chief requesting approval to implement a variety of DSM programs. Proposed programs include rebates for energy efficiency appliances and an air-conditioning cycling program, designed to reduce peak load. The IURC is also reviewing a program that would allow customers to reduce their cost of electricity by agreeing to interrupt their service under some yet to be defined guidelines that would match rules established by MISO.
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In the electric base rate case discussed above, Northern Indiana provided testimony that it intends to retire the Mitchell station, demolish it, and remediate the site to industrial condition, subject to the ability to recover these costs.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $53.9 million, $56.0 million and $50.9 million were recognized for electric customers for the years ended 2008, 2007 and 2006, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During 2008 non-fuel costs of $2.3 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $6.6 million were deferred. In total, for 2008 and 2007, MISO costs of $8.9 million and $9.9 million, respectively, were deferred. In the base rate case filed in August 2008, Northern Indiana proposed recovery over a three year amortization period of the cumulative amount of charges that will have been deferred by the time a rate order is issued, and a tracker for recovery of these charges on an ongoing basis.
In its electric base rate case filed in August 2008 and also in the December 19, 2008 revised filing, Northern Indiana proposed a new tracker, referred to as the Reliability Adjustment mechanism. The case proposes that this tracker be used for recovery of MISO charges currently being deferred. This tracker is also intended to be used to recover purchased power energy and capacity costs and to share with ratepayers the proceeds of any off-system sales and transmission revenues.
On April 25, 2006, the FERC issued an order on the MISO’s Transmission and Energy Markets Tariff, stating that MISO had violated the tariff on several issues including not assessing revenue sufficiency guarantee charges on virtual bids and offers and for charging revenue sufficiency guarantee charges on imports. The FERC ordered MISO to perform a resettlement of these charges back to the start of the Day 2 Market. The resettlement began in July 2007 and ended in January 2008. Certain charge types included in the resettlement were originally considered to be non-fuel and were recorded as regulatory assets, in accordance with previous IURC orders allowing deferral of certain non-fuel MISO costs. During the fourth quarter 2007, based on precedent set by an IURC ruling for another

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Indiana utility, Northern Indiana reclassified these charges, totaling $16.7 million, as fuel and included them in the fuel cost recovery mechanism in its latest FAC filing. Prior to the hearing for FAC-78 on April 17, 2008, several intervenors objected to a portion of the $16.7 million and Northern Indiana agreed to remove $7.6 million from the FAC filing. This amount represents the portion of the resettlement costs related to periods prior to December 9, 2005. The $7.6 million was recorded as a reduction to net revenues in the first quarter of 2008.
On November 7, 2008, the FERC issued an order regarding the clarification of a rate mismatch as it pertains to the RSG First Pass calculation. On November 10, 2008, the FERC issued an order indicating that the RSG rates in effect were unjust and unreasonable based on a Section 206 filing that Northern Indiana and Ameren jointly filed on August, 10, 2007. MISO determined that resettlements are required for all periods from market start to the Section 206 Refund effective date to remedy the rate mismatch. The FERC ordered refunds with interest after August 10, 2007. MISO, in its compliance filing, indicated it will perform another resettlement to recalculate the RSG First Pass Distribution Rate. These resettlements will begin in the first quarter of 2009 and will conclude by the first quarter of 2010. As the result of these resettlements, Northern Indiana will see a shift from RSG Second Pass, which is a non fuel charge, as determined from a previous IURC order, to the RSG First Pass Distribution, which is included as part of the fuel cost mechanism. The interim RSG allocation is still subject to rehearing. Northern Indiana does not expect a material impact on the financial statements.
Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities “Joint Petitioners” filed a request to the IURC to participate in ASM and seek approval of timely cost recovery for the associated costs of participating. On August 13, 2008, the IURC issued a Phase I order, authorizing the Joint Petitioners authority to transfer additional balancing authority functions and to implement the operational changes necessary to participate in the ASM and to seek recovery of modified MISO charge-types via the FAC and to defer certain other MISO charge-types, pending a final determination on the issue of cost recovery. This order also created a subdocket for the purpose of further consideration of whether a cost-benefit analysis of participation in MISO or the MISO ASM should be required. Phase II of this proceeding deals with how the Joint Petitioners will approach the ASM, specifically related to operating reserves, and the specifics regarding cost recovery. The evidentiary hearing for Phase II concluded on February 9, 2009. The market began on January 6, 2009. At this time, Northern Indiana is not yet able to determine what impact the ASM will have on its operations or cash flows.
Cost Recovery and Trackers. A significant portion of the Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various interveners, including the OUCC, have taken issue with costs included in Northern Indiana’s FAC-80 filed in the summer of 2008, and the IURC has granted a sub-docket in this proceeding. The intervening parties and Northern Indiana are discussing procedures to eliminate these concerns. There is no procedural schedule established for this sub-docket.
On May 30, 2008, Northern Indiana purchased Sugar Creek for $329.7 million. This purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana and has a plant capacity rating of 535 mw. Sugar Creek has transmission access to both the MISO and PJM Interconnection wholesale electricity markets. In November 2008, an arrangement was reached to release Northern Indiana from its contractual commitment binding the Sugar Creek power plant to provide capacity to PJM Interconnection’s Reliability Pricing Model market. Effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO.
The IURC issued an order on May 28, 2008 approving the purchase of Sugar Creek, but denied Northern Indiana’s request for deferral of depreciation expense and carrying costs related to the plant, beginning with the acquisition date, on the basis that the facility would not be used and useful property under traditional regulation until the facility was operating inside of MISO. The order also denied Northern Indiana’s request for alternative regulatory treatment of the plant, based on incomplete presentation of evidence, but provided for the establishment of a subdocket to allow for the proper presentation and consideration of alternative regulatory treatment. On June 6, 2008, Northern Indiana filed its (a) Verified Petition for Rehearing; (b) Request for Establishment of a Subdocket for Presentation and Consideration of an Alternative Regulatory Plan; and (c) Motion for Consolidation (a single document) in Cause No. 43396. The IURC established a subdocket for consideration of Northern Indiana’s Alternative Regulatory Plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Northern Indiana’s case-in-chief was filed with the IURC on September 26, 2008. The IURC, on February 18, 2009, issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation on Sugar Creek effective on December 1, 2008 at the agreed to carrying cost rate of 6.5%. The terms of recovery of the deferral will be resolved in Northern Indiana’s current rate proceeding.
Northern Indiana included a commitment to using renewable energy in its IRP filed in November 2007, and a subsequent filing was made with the IURC, requesting approval for Northern Indiana to enter into power purchase agreements with subsidiaries of Iberdrola Renewables for wind-generated power from Iowa and South Dakota, and requesting full recovery of all associated costs. On July 24, 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreement with subsidiaries of Iberdrola Renewables. The agreement provides Northern Indiana the opportunity to purchase 100 mw of wind power, which began in early 2009.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired units using gas purchased and delivered to Northern Indiana and a set sharing mechanism. During the twelve months of 2008, the amount of purchased power costs exceeding the benchmark amounted to $11.1 million, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated.
On November 26, 2002, Northern Indiana received approval from the IURC for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In December 2006, Northern Indiana filed a petition with the IURC for appropriate cost treatment and recovery of emission control construction needed to address the Phase I CAIR requirements of the Indiana Air Pollution Control Board’s CAIR rules that became effective on February 25, 2007. On July 3, 2007, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana includes the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual and annual ECRM and annual EERM filing six months after construction costs begin. On October 23, 2008, Northern Indiana filed for approval of a revised cost estimate to meet the NOx and SO2 and mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $368 million. This revised cost estimate was approved by the IURC on January 14, 2009. On October 1, 2008, the IURC approved ECR-12 for capital expenditures (net of accumulated depreciation) of $267.7 million. Northern Indiana filed ECR-13 and EER-6 in February 2009, for net capital expenditures and expense of $270.0 million and $18.7 million, respectively. In the electric base rate case, Northern Indiana has proposed that the frequency of the EERM be changed from annual to semi-annual, simultaneous with the filing of the ECRM. In addition, Northern Indiana proposed that the EERM be used to pass through to ratepayers the cost of any emission allowance purchases and the proceeds of any emission allowance sales.
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
NiSource’s derivatives on the Consolidated Balance Sheets at December 31, 2008 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$143.5	$6.9	$150.4
Other assets	200.7	—	200.7

Total price risk management assets	$344.2	$6.9	$351.1

Price risk management liabilities
Current liabilities	$233.6	$52.9	$286.5
Other liabilities	171.4	17.1	188.5

Total price risk management liabilities	$405.0	$70.0	$475.0

NiSource’s derivatives on the Consolidated Balance Sheets at December 31, 2007 were:

(in millions)	Hedge	Non-Hedge	Total

Price risk management assets
Current assets	$88.5	$13.7	$102.2
Other assets	25.0	0.2	25.2

Total price risk management assets	$113.5	$13.9	$127.4

Price risk management liabilities
Current liabilities	$53.8	$26.1	$79.9
Other liabilities	1.5	0.2	1.7

Total price risk management liabilities	$55.3	$26.3	$81.6

The hedging activity for the years ended December 31, 2008 and 2007 affecting accumulated other comprehensive income (loss), with respect to cash flow hedges included the following:

(in millions, net of taxes)	2008	2007

Net unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$7.6	$31.4

Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	(130.7)	0.3

Reclassification adjustment for net gain included in net income	(16.7)	(24.1)

Net unrealized gains (losses) on derivatives qualifying as cash flow hedges at the end of the period	$(139.8)	$7.6

During 2008 and 2007, a loss of $0.3 million and gain of $0.3 million, net of taxes respectively, were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During 2008 and 2007, NiSource did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive income (loss) to earnings due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $53.9 million of loss, net of taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Commodity Price Risk Programs. Northern Indiana, Northern Indiana Fuel and Light, Kokomo Gas, Columbia of Pennsylvania, Columbia of Kentucky, Columbia of Maryland and Columbia of Virginia use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative programs must be marked to fair

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
value, but because these derivatives are used within the framework of the companies’ gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that could be charged in future months. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana has purchased NYMEX futures, NYMEX options and basis contracts that correspond to a fixed or capped price in the associated future delivery months and currently enters into forward physical purchase contracts and NYMEX options to secure forward gas prices. Columbia of Virginia started a program in April 2005 similar to the Northern Indiana PPS, which allows non-jurisdictional customers the opportunity to lock in their future gas costs. The NYMEX futures and option contracts associated with these programs are generally designated and accounted for as cash flow hedges and Northern Indiana elects the normal purchase normal sale exemption under SFAS No. 133 for its forward physical contracts associated with this program.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill in future months at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana has purchased NYMEX futures, NYMEX options and basis contracts, and currently enters into forward physical purchase contracts and NYMEX options to secure forward gas prices. The NYMEX futures contracts associated with this program are generally designated and accounted for as cash flow hedges and Northern Indiana elects the normal purchase normal sale exemption under SFAS No. 133 for its forward physical contracts associated with this program.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
In 2008 and in prior years, Columbia Energy Services had fixed price gas delivery commitments to three municipalities in the United States and related swap agreements that have all expired as of December, 2008. Columbia Energy Services entered into a forward purchase agreement with a gas supplier, wherein the supplier fulfilled the delivery obligation requirements at a slight premium to index. In order to hedge this anticipated future purchase of gas from the gas supplier, Columbia Energy Services entered into commodity swaps priced at the locations designated for physical delivery. These commodity swap derivatives were accounted for as cash flow hedges.
Commodity price risk programs included in price risk assets and liabilities:

	December 31, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas price volatility program derivatives	$1.6	$69.9	$0.2	$22.1

PPS program derivatives	—	3.0	0.2	1.8

DependaBill program derivatives	0.3	—	0.1	1.1

Electric energy program derivatives	5.0	0.1	13.7	1.1

Regulatory incentive program derivatives	—	—	—	3.1

Forward purchase agreements derivatives	—	—	41.0	—

Total commodity price risk programs included	$6.9	$73.0	$55.2	$29.2

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
As stated above, on September 15, 2008, NiSource Finance terminated a fixed-to-variable interest rate swap agreement with Lehman Brothers having a notional amount of $110 million. NiSource Finance elected to terminate the swap when Lehman Holdings Inc., guarantor under the applicable International Swaps and Derivatives Association agreement, filed for Chapter 11 bankruptcy protection on September 14, 2008, which constituted an event of default under the swap agreement between NiSource Finance and Lehman Brothers Special Financing Inc. The mark-to-market close-out value of this swap at the September 15, 2008 termination date was determined to be $4.8 million and was fully reserved in the third quarter of 2008. The termination of this swap did not impact NiSource’s ability to assert hedge accounting for its remaining fixed-to-variable interest rate swap agreements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Contemporaneously with the issuance on September 16, 2005 of the 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive income (loss) to an increase to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of December 31, 2008, $16.0 million is in accumulated other comprehensive income (loss) related to forward starting interest rate swap settlement.
Interest rate risk activities programs included in price risk management assets and liabilities:

	December 31, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Interest rate swap derivatives	$95.8	$—	$18.8	$—

The asset has increased in 2008 as a result of the decrease in the interest rate due to the credit crisis.
Marketing and Other Activities. The operations of TPC primarily involve commercial and industrial gas sales, whereby TPC utilizes gas derivatives to hedge its expected future gas purchases. These derivatives associated with commercial and industrial gas sales are accounted for as cash flow hedges.
Marketing and power programs included in price risk management assets and liabilities:

	December 31, 2008		December 31, 2007
(in millions)	Assets	Liabilities	Assets	Liabilities

Gas marketing program derivatives	$248.4	$402.0	$53.2	$52.4

Power forward derivatives	—	—	0.2	—

Total marketing and power programs	$248.4	$402.0	$53.4	$52.4

10. Variable Interest Entities and Equity Investments
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
Beginning in the first quarter of 2004, NiSource has consolidated certain low income housing real estate investments per FIN 46R, from which NiSource derives certain tax benefits for its investment. As of December 31, 2008 and 2007, NiSource increased its long-term debt by approximately $12.8 million and $13.0 million, respectively, as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries.
B. Equity Investments. Certain investments of NiSource are accounted for under the equity method of accounting. Income and losses from Millennium and Hardy Storage are reflected in Equity Earnings (Loss) in Unconsolidated Affiliates on NiSource’s Statements of Consolidated Income. These investments are integral to the Gas Transmission and Storage Operations business. Income and losses from all other equity investments are reflected in Other, net on NiSource’s Statements of Consolidated Income. All investments shown as limited partnerships are limited partnership interests.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The following is a list of NiSource’s equity investments at December 31, 2008:

		% of Voting
		Power or
Investee	Type of Investment	Interest Held

The Wellingshire Joint Venture	General Partnership	50.0
Hardy Storage Company, L.L.C.	LLC Membership	50.0
Millennium Pipeline Company, L.L.C.	LLC Membership	47.5
House Investments — Midwest Corporate Tax Credit Fund, L.P.	Limited Partnership	12.2
Nth Power Technologies Fund II-A, L.P.	Limited Partnership	5.4
Nth Power Technologies Fund II, L.P.	Limited Partnership	4.1
Nth Power Technologies Fund IV, L.P.	Limited Partnership	1.8

On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million included within, “Other, net,” on the Statements of Consolidated income (Loss). JOF Transportation Company held 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.
The following table contains condensed summary financial data for Millennium and Hardy Storage, which are equity investments and therefore not consolidated into NiSource’s Consolidated Balance Sheets and Statements of Consolidated Income. These investments are recorded within Unconsolidated Affiliates on the Consolidated Balance Sheets and Equity Earnings (Loss) in Unconsolidated Affiliates on the Statements of Consolidated Income.

Year Ended December 31, (in millions)	2008	2007	2006

Millennium
Statement of Income Data:
Total Gross Revenues	$3.1	$—	$—
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	3.1	—	—
Operating Income (Loss)	2.0	—	(24.7)
Net Income (Loss)	16.9	8.1	(36.5)
Balance Sheet Data:
Total Assets	1,043.0	214.9	80.1
Total Liabilities	971.5	179.0	4.4
Total Members’ Equity	71.5	35.9	75.7

Hardy Storage
Statement of Income Data:
Total Gross Revenues	$23.6	$17.9	$—
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	23.6	17.9	—
Operating Income	15.4	15.1	—
Net Income (Loss)	8.6	11.0	(0.2)
Balance Sheet Data:
Total Assets	213.4	198.9	104.5
Total Liabilities	146.0	141.2	103.5
Total Members’ Equity	67.4	57.7	1.0

Equity in the retained earnings of Millennium and Hardy Storage at December 31, 2008, was $5.2 million and $10.1 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
11. Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2008	2007	2006

Income Taxes
Current
Federal	$31.1	$147.1	$268.1
State	16.4	13.0	27.2

Total Current	47.5	160.1	295.3

Deferred
Federal	167.8	6.6	(83.6)
State	(22.7)	6.8	(19.1)

Total Deferred	145.1	13.4	(102.7)

Deferred Investment Credits	(7.3)	(8.0)	(8.4)

Provision recorded as change in uncertain tax benefits	(0.1)	(1.1)	N/A

Provision recorded as change in accrued interest	0.2	0.1	N/A

Income Taxes Included in Continuing Operations	$185.4	$164.5	$184.2

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2008		2007		2006

Book income from Continuing Operations before income taxes	$555.2		$467.4		$518.0
Tax expense at statutory federal income tax rate	194.3	35.0%	163.6	35.0%	181.3	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	(4.1)	(0.7)	12.9	2.8	5.3	1.0
Regulatory treatment of depreciation differences	6.9	1.2	5.4	1.2	8.3	1.6
Amortization of deferred investment tax credits	(7.3)	(1.3)	(8.0)	(1.7)	(8.4)	(1.6)
Low-income housing	(0.5)	(0.1)	(1.0)	(0.2)	(1.2)	(0.2)
Employee Stock Ownership Plan Dividends	(2.0)	(0.4)	(2.3)	(0.5)	(2.4)	(0.5)
Regulatory treatment of AFUDC-Equity	(5.1)	(0.9)	(1.9)	(0.4)	(0.7)	(0.1)
Section 199 Electric Production Deduction	(1.8)	(0.3)	(3.3)	(0.7)	(1.4)	(0.3)
Tax accrual adjustments and other, net	5.0	0.9	(0.9)	(0.3)	3.4	0.7

Income Taxes from Continuing Operations	$185.4	33.4%	$164.5	35.2%	$184.2	35.6%

The effective income tax rates were 33.4%, 35.2%, and 35.6% in 2008, 2007 and 2006, respectively. The 1.8% decrease in the overall effective tax rate in 2008 versus 2007 was primarily the result of a change in Massachusetts state taxes discussed below. The 0.4% decrease in the overall effective tax rate in 2007 versus 2006 is due to higher Section 199 deductions, lower regulatory flow-through depreciation, and the capitalization of the tax impact of AFUDC-Equity to a regulatory asset. These decreases were offset by increased state income tax expense.
On July 3, 2008, the Governor of Massachusetts signed into law a bill that significantly changed the Massachusetts corporate income tax regime. Under the new law, which became effective for tax years beginning on or after January 1, 2009, NiSource calculates its Massachusetts income tax liability on a unitary basis, meaning that the income tax obligation to the Commonwealth of Massachusetts is determined based on an apportioned share of all of NiSource’s income, rather than just the income of NiSource’s subsidiaries doing business in Massachusetts. Because of NiSource’s substantial operations outside of Massachusetts, the new law has the impact of reducing the deferred income tax liability to Massachusetts. Under SFAS No. 109, NiSource must recognize the impact of this

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
tax law change in the quarter it is enacted. As a result, income tax expense and deferred income tax were reduced by $14.9 million in 2008.
On December 9, 2008, Columbia Transmission converted from a corporation to a limited liability company. Under the Internal Revenue Code and most state income tax provisions, limited liability companies with just one owner are treated as entities that are disregarded as separate from their owners. As such, for federal and state income tax purposes, Columbia Transmission is treated as a division of Columbia, its parent corporation. Upon conversion, NiSource recorded additional deferred tax benefits of $4.6 million on its Consolidated Balance Sheet and in its Statement of Consolidated Income.
Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2008	2007

Deferred tax liabilities
Accelerated depreciation and other property differences	$2,084.9	$1,950.8
Unrecovered gas and fuel costs	63.0	65.4
Other regulatory assets	708.6	428.6
Premiums and discounts associated with long-term debt	15.7	18.0

Total Deferred Tax Liabilities	2,872.2	2,462.8

Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(83.5)	(118.4)
Cost of removal	(506.7)	(473.1)
Pension and other postretirement/postemployment benefits	(505.8)	(214.3)
Environmental liabilities	(29.9)	(24.7)
SFAS No. 133 and price risk adjustments	(96.2)	(5.0)
Other accrued liabilities	(208.6)	(92.5)
Other, net	(6.5)	(33.8)

Total Deferred Tax Assets	(1,437.2)	(961.8)

Less: Deferred income taxes related to current assets and liabilities	(114.8)	34.8

Non-Current Deferred Tax Liability	$1,549.8	$1,466.2

Included under Other, net in the table above, are state income tax net operating loss benefits of $11.7 million and $13.2 million, as of December 31, 2008 and December 31, 2007. This tax loss carryforward expires after tax year 2009. NiSource anticipates it will ultimately realize $0.4 million and $2.8 million of these benefits as of December 31, 2008 and December 31, 2007, respectively, prior to their expiration. As such, a valuation allowance of $11.3 million and $10.4 million, as of December 31, 2008 and December 31, 2007, respectively, has been recorded. The $0.9 million increase in the valuation allowance from December 31, 2007 to December 31, 2008 is due to tax benefits recorded in 2008 related to the Tawney settlement. The size of the estimated benefits on the settlement resulted in a change in estimate in the carryforward to be utilized prior to the expiration of the tax net operating loss at the end of 2009.
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
Reconciliation of the change in unrecognized tax benefits recorded on the Consolidated Balance Sheets for the periods ended December 31, 2008 and December 31, 2007 is as follows:

Reconciliation of Unrecognized Tax Benefits (in millions)	2008	2007

Unrecognized Tax Benefits — Opening Balance	$3.7	$16.0
Gross decreases — tax positions in prior period	(0.2)	(9.1)
Gross increases — current period tax positions	—	0.8
Settlements	—	(3.5)
Lapse of statute of limitations	—	(0.5)

Unrecognized Tax Benefits — Ending Balance	$3.5	$3.7

As of December 31, 2008, the Consolidated Balance Sheet reflects a reduction of $0.2 million in the liability for unrecognized tax benefits from the January 1, 2008 amount. The $0.2 million reduction is based on the actual 2007 tax filings versus estimated amounts recorded at year-end 2007. As of December 31, 2007, the Consolidated Balance Sheet reflected a reduction of $12.3 million in the liability for unrecognized tax benefits from the January 1, 2007 amount. The liability was reduced by $1.6 million primarily to reflect negotiations associated with NiSource’s 1999-2002 Tax Court petition and by $7.5 million to reflect the issuance of additional tax guidance in the first quarter of 2007. In addition, NiSource reclassified $3.5 million of its liability for unrecognized tax benefits to taxes accrued to reflect settlement of the Tax Court petition and the completion of the 2003-2004 IRS audit. Additional accruals for 2007 year issues increased the liability by $0.8 million, while the lapse in the statute of limitations resulted in a $0.5 million decrease.
The total amount of unrecognized tax benefits at December 31, 2008 and December 31, 2007 that, if recognized, would affect the effective tax rate is $3.5 million and $3.7 million, respectively. As of December 31, 2007, NiSource did not anticipate any significant changes to its liability for unrecognized tax benefits over the twelve months ended December 31, 2008, and NiSource does not anticipate any significant changes to its December 31, 2008 liability for unrecognized tax benefits over the twelve months ended December 31, 2009.
Effective January 1, 2007, NiSource recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Prior to January 1, 2007, NiSource recognized such accrued interest in interest expense and penalties in other expenses. During the year ended December 31, 2006 NiSource recognized approximately $1.3 million of interest in the Statement of Consolidated Income. No amounts had been estimated or accrued for penalties. Upon adoption of FIN 48 on January 1, 2007, NiSource decreased its accrual for interest on unrecognized tax benefits to $3.3 million, resulting in a $0.1 million, net of tax, increase to the opening balance of retained earnings. As of December 31, 2007, there is $0.4 million of interest related to unrecognized tax benefits recorded on the balance sheet. During 2007, NiSource recorded $0.3 million of interest expense on unrecognized tax benefits as a component of tax expense on the income statement, while $0.9 million was paid as a result of settlements with federal and state taxing authorities and $2.3 million of accrued interest was reversed through discontinued operations. No amounts have been estimated or accrued for penalties in 2007. For the year ended December 31, 2008, NiSource recorded additional interest expense of $0.2 million on unrecognized tax benefits. There were no accruals for penalties recorded on the Consolidated Balance Sheets as of December 31, 2008.
NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, New Hampshire, Maine, Louisiana, Mississippi, Maryland, Michigan, Tennessee, New Jersey and New York.
Because NiSource is part of the IRS’s Large and Mid-Size Business program, each year’s federal income tax return is typically audited by the IRS. As of December 31, 2008, tax years through 2004 have been audited and are closed

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
to further assessment. The audit of tax years 2005, 2006 and 2007 is scheduled to begin on March 31, 2009. As of December 31, 2007, tax years through 2004 had been audited, but the statutes of limitations for tax years 2003 and 2004 were still open to assessment.
The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are filed. As of December 31, 2008, the state of Texas was auditing the company for tax periods 2005 through 2007. That audit was completed in January 2009. The state of Mississippi began its audit of tax years 2004 through 2007 in January 2009 and the Commonwealth of Pennsylvania has notified the company it will begin its audit of tax year 2006 in June 2009. In addition, the state of Indiana has notified NiSource it will begin an audit of tax years 2005, 2006 and 2007 in March 2009. As of December 31, 2007, there were no state income tax audits in progress.
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
The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:
Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Postretirement Welfare Plan
Asset Category	Minimum	Maximum	Minimum	Maximum

Domestic Equities	35%	55%	40%	60%
International Equities	10%	20%	10%	20%
Fixed Income	15%	45%	20%	50%
Real Estate/Alternative Investments	0%	15%	0%	0%
Short-Term Investments	0%	10%	0%	10%

Pension Plan and Postretirement Plan Asset Mix at December 31, 2008 and December 31, 2007:

			Postretirement
	Defined Benefit		Welfare Plan
(in millions)	Pension Assets	12/31/2008	Assets	12/31/2008
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets

Domestic Equities	$588.8	40.9%	$106.8	50.7%
International Equities	194.8	13.5%	27.7	13.1%
Fixed Income	484.5	33.6%	74.7	35.4%
Real Estate/Alternative Investments	164.1	11.4%	—	—
Cash/Other	8.2	0.6%	1.6	0.8%

Total	$1,440.4	100.0%	$210.8	100.0%

			Postretirement
	Defined Benefit		Welfare Plan
(in millions)	Pension Assets	12/31/2008	Assets	12/31/2008
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets

Domestic Equities	$987.4	44.1%	$166.0	54.4%
International Equities	423.7	18.9%	47.5	15.6%
Fixed Income	667.7	29.9%	88.7	29.1%
Real Estate/Alternative Investments	154.9	6.9%	—	—
Cash/Other	4.5	0.2%	2.8	0.9%

Total	$2,238.2	100.0%	$305.0	100.0%

The categorization of investments into the asset classes in the table above are based on definitions established by the NiSource Retirement and Investment Committee. Alternative investments consist primarily of private equity and hedge fund investments. As of December 31, 2008, $269.9 million of defined benefit pension assets and $18.4 million of other postretirement benefit assets included in international equities or fixed income asset classes in the table above would be considered alternative investments, as that term is defined by the AICPA, in addition to those investments in the alternative investments asset class. As of December 31, 2007, approximately $356 million of defined benefit pension assets included in international equities or fixed income asset classes in the table above would be considered alternative investments. Alternative investments are defined in the AICPA practice aid on audit considerations for alternative investments as investments not listed on national exchanges or over-the-counter markets, or for which quoted market prices are not available from sources such as financial publications, the exchanges or NASDAQ.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Alternative investment values are based on estimates developed by external investment managers and subject to a review process performed by management. In making such valuation determinations, the investment managers consider factors that may include the cost of the investment, developments since the acquisition of the investment, comparisons to similar publicly traded investments, subsequent purchases of the same investment by other investors, the current financial position and operating results of the issuer and such other factors as may be deemed relevant. A range of possible values exist for these securities, and therefore, the estimated values may differ from the values that would have been recorded had a ready market for these securities existed.
During 2008, the S&P 500 Index declined nearly 38.5% while at the same time, corporate bond prices also declined as a result of the current economic crisis. The MSCI EAFE Index, a common benchmark for international equities also declined over 43% during 2008. Similarly, NiSource pension plan assets and other postretirement plan assets declined as a result of negative returns amounting to 30.3% and 31.8%, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure. The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007

Change in projected benefit obligation (a)
Benefit obligation at beginning of year	$2,158.8	$2,278.6	$760.7	$774.0
Service cost	37.4	41.2	9.4	9.9
Interest cost	132.4	127.7	47.6	43.6
Plan participants’ contributions	—	—	5.2	5.0
Plan amendments	0.4	(9.6)	0.6	3.5
Settlement loss	—	—	—	—
Actuarial gain	(6.0)	(101.7)	(60.2)	(38.3)
Divestitures	(3.9)	—	—	—
Curtailment gain	(0.2)	—	(0.3)	—
Benefits paid	(165.9)	(177.4)	(50.3)	(37.9)
Estimated benefits paid by incurred subsidy	—	—	0.9	0.9

Projected benefit obligation at end of year	$2,153.0	$2,158.8	$713.6	$760.7

Change in plan assets
Fair value of plan assets at beginning of year	$2,238.2	$2,129.6	$305.0	$257.3
Actual return on plan assets	(635.7)	219.7	(99.7)	30.1
Employer contributions	5.8	66.3	50.6	50.5
Divestitures	(1.9)	—	—	—
Plan participants’ contributions	—	—	5.2	5.0
Benefits paid	(165.9)	(177.4)	(50.3)	(37.9)

Fair value of plan assets at end of year	$1,440.5	$2,238.2	$210.8	$305.0

Funded Status at end of year	$(712.5)	$79.4	$(502.8)	$(455.7)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$120.4	$7.9	$25.3
Current liabilities	(4.3)	(4.8)	(20.7)	(16.7)
Noncurrent liabilities	(708.2)	(36.2)	(490.0)	(464.3)

Net amount recognized at end of year (b)	$(712.5)	$79.4	$(502.8)	$(455.7)

Amounts recognized in accumulated other comprehensive income or regulatory asset/liability (c)
Unrecognized transition asset obligation	$—	$—	$30.8	$39.1
Unrecognized prior service cost	(2.3)	1.6	11.1	11.3
Unrecognized actuarial loss	946.4	126.4	159.2	87.7

	$944.1	$128.0	$201.1	$138.1

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
(c) NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable in accordance with the requirements of SFAS No. 71. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $1,094.5 million and $2.0 million, respectively, as of December 31, 2008, and $301.7 million and $36.1 million, respectively, as of December 31, 2007 that would otherwise have been recorded to accumulated other comprehensive income (loss).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource’s accumulated benefit obligation for its pension plans was $2,085.5 million and $2,080.6 million as of December 31, 2008 and 2007, respectively. The accumulated benefit obligation as of a date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.
NiSource’s pension plans were underfunded by $712.5 million at December 31, 2008 compared to being overfunded at December 31, 2007 by $79.4 million. The decline in funded status was due primarily to unfavorable returns on plan assets as previously described, partially offset by an increase in discount rate from the prior measurement date. NiSource contributed $5.8 million and $66.3 million to its pension plans in 2008 and 2007, respectively.
NiSource’s funded status for its other postretirement benefit plans declined by $47.1 million to an unfunded status of $502.8 million due primarily to unfavorable asset returns partially offset by the increase in discount rate from the prior measurement date. NiSource contributed $50.6 million and $50.5 million to its other postretirement benefit plans in 2008 and 2007, respectively. No amounts of NiSource’s pension or other postretirement plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2009.
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans as of December 31.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	6.92%	6.40%	6.92%	6.40%
Rate of Compensation Increases	4.00%	4.00%	—	—
Health Care Trend Rates
Trend for Next Year	—	—	8.00%	9.00%
Ultimate Trend	—	—	5.00%	5.00%
Year Ulitimate Trend Reached	—	—	2014	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
(in millions)	increase	decrease

Effect on service and interest components of net periodic cost	$4.3	$(4.0)
Effect on accumulated postretirement benefit obligation	46.1	(42.8)

NiSource’s expects to make contributions of approximately $104.2 million to its pension plans and approximately $52.9 million to its postretirement medical and life plans in 2009.

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

		Other	Federal
	Pension	Postretirement	Subsidy
(in millions)	Benefits	Benefits	(Receipts)

Year(s)
2009	$163.3	$56.7	$1.1
2010	168.6	60.2	1.3
2011	196.6	63.4	1.6
2012	189.3	64.1	1.8
2013	184.7	64.1	2.0
2014-2018	1,058.1	321.2	10.7

The following table provides the components of the plans’ net periodic benefits cost for each of the three years:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2008	2007	2006	2008	2007	2006

Components of Net Periodic Benefit Cost (Income)
Service cost	$37.4	$41.2	$42.6	$9.4	$9.9	$9.3
Interest cost	132.4	127.7	124.9	47.6	43.6	40.5
Expected return on assets	(194.0)	(186.9)	(175.6)	(25.1)	(20.9)	(18.3)
Amortization of transitional obligation	—	—	—	8.0	8.0	8.1
Amortization of prior service cost	4.3	5.5	5.9	0.7	0.4	0.4
Recognized actuarial loss	1.2	8.1	18.2	4.0	5.9	6.1

Net Periodic Benefit Costs (Income)	(18.7)	(4.4)	16.0	44.6	46.9	46.1
Additional loss recognized due to:
Curtailment loss	—	—	—	0.3	—	—
Divestitures	0.4	—	—	—	—	—
Settlement loss	—	—	0.9	—	—	—

Total Net Periodic Benefits Cost (Income)	$(18.3)	$(4.4)	$16.9	$44.9	$46.9	$46.1

NiSource recognized income of $18.3 million for its pension plans in 2008 compared to income of $4.4 million in 2007 due primarily to favorable returns on plan assets experienced in 2007. For its other postretirement benefit plans, NiSource recognized $44.9 million in expense compared to $46.9 million in 2007.
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for NiSource’s various plans.

				Other
	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount Rate	6.40%	5.85%	5.50%	6.40%	5.85%	5.50%
Expected Long-Term Rate of Return on Plan Assets	9.00%	9.00%	9.00%	8.75%	8.75%	8.75%
Rate of Compensation Increases	4.00%	4.00%	4.00%	—	—	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Considering the turmoil in the financial markets during 2008, NiSource believes it is appropriate to assume an 8.75% rate of return on pension plan assets for its calculation of 2009 pension benefits cost.
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability.

			Other Postretirement
	Pension Benefits		Benefits
(in millions)	2008	2007	2008	2007

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Adjustment for change in measurement date	$—	$(86.6)	$—	$(10.8)
Curtailment gain	(0.2)	—	(0.7)	—
Divestiture gain	(2.4)	—	—	—
Net prior service cost/(credit)	0.4	(9.6)	0.6	3.5
Net actuarial (gain)/loss	823.7	(134.5)	75.8	(47.5)
Less: amortization of transitional (asset)/obligation	—	—	(8.0)	(8.0)
Less: amortization of prior service cost	(4.3)	(5.5)	(0.7)	(0.4)
Less: amortization of net actuarial (gain) loss	(1.2)	(8.1)	(4.0)	(5.9)

Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$816.0	$(244.3)	$63.0	$(69.1)

Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$797.7	(248.7)	$107.9	(22.2)

Based on a December 31 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost, and unrecognized transition obligation that will be amortized into net periodic benefit cost during 2009 for the pension plans are $65.8 million, $3.9 million and zero, respectively, and for other postretirement benefit plans are $7.8 million, $1.0 million and 8.0 million, respectively.
13. Authorized Classes of Cumulative Preferred and Preference Stocks
NiSource has 20,000,000 authorized shares of Preferred with a $0.01 par value, of which 4,000,000 shares are designated Series A Junior Participating Preferred Shares.
The authorized classes of par value and no par value cumulative preferred and preference stocks of Northern Indiana are as follows: 2,400,000 shares of Cumulative Preferred with a $100 par value; 3,000,000 shares of Cumulative Preferred with no par value; 2,000,000 shares of Cumulative Preference with a $50 par value; and 3,000,000 shares of Cumulative Preference with no par value.
14. Common Stock
As of December 31, 2008, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
A. Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $0.92 per share for the 2008, 2007 and 2006 years. By unanimous written consent dated January 9, 2009, the Board declared a quarterly common dividend of $0.23 per share, payable on February 20, 2009 to holders of record on January 30, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
B. Dividend Reinvestment and Stock Purchase Plan. NiSource offers a Dividend Reinvestment and Stock Purchase Plan which allows participants to reinvest dividends and make voluntary cash payments to purchase additional shares of common stock on the open market.
15. Stock-Based Compensation
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
At December 31, 2008, there were 28,093,287 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $9.5 million, $4.4 million and $6.9 million during the years of 2008, 2007 and 2006, respectively, as well as related tax benefits of $3.2 million, $1.5 million and $2.4 million, respectively.
As of December 31, 2008, the total remaining unrecognized compensation cost related to nonvested awards amounted to $12.0 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.
Stock Options. Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant. The weighted average remaining contractual life of the options outstanding and exercisable is 4 years. Stock option transactions for the year ended December 31, 2008 are as follows:

		Weighted Average
	Options	Option Price ($)

Outstanding at January 1, 2008	7,598,130	22.68
Granted	—	—
Exercised	(10,000)	18.44
Cancelled	(2,822,916)	22.77

Outstanding at December 31, 2008	4,765,214	22.63
Exercisable at December 31, 2008	4,765,214	22.63

No options were granted during the years ended December 31, 2008, 2007, and 2006.
Restricted Stock Awards. In 2008, NiSource granted restricted stock units of 244,907, subject to service conditions. The total grant date fair value of the restricted units was $4.1 million, based on the average market price of NiSource’s common stock at the date of each grant, which will be expensed net of forfeitures over the vesting period of approximately three years. The service conditions for 208,609 awards lapse on January 31, 2011. If before January 31, 2011, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. The remaining 36,298 awards vest evenly over a three year period ending December 31, 2010. As of December 31, 2008, 232,808 nonvested restricted stock units were granted and outstanding for the 2008 award.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

	Restricted Stock	Weighted Average
	awards	Grant Date Fair Value ($)

Nonvested at December 31, 2007	10,000	22.91
Granted	244,907	17.29
Forfeited	—	—
Vested	(22,099)	19.42

Nonvested at December 31, 2008	232,808	17.33

Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. These awards of restricted stock or restricted stock units generally vest over a period of six years or, in the case of restricted stock units at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at the end of the third year. At December 31, 2008, NiSource had 504,633 nonvested awards which contain the time-accelerated provisions. The total shareholder return measures established for the 2003 and 2004 awards were not met; therefore these grants did not have an accelerated vesting period.
The following table summarizes the activity related to restricted shares and restricted stock units that contain provisions for time-accelerated vesting for the year ended December 31, 2008:

	Time-accelerated	Weighted Average
	awards	Grant Date Fair Value ($)

Nonvested at December 31, 2007	571,625	20.97
Granted	—	—
Forfeited	(35,105)	20.83
Vested	(31,887)	20.81

Nonvested at December 31, 2008	504,633	20.99

Contingent Share Awards. In 2008, NiSource granted contingent stock units of 417,196 subject to performance conditions. The total grant date fair value of the award was $7.1 million, based on the average market price of NiSource’s common stock at the date of each grant, which will be expensed net of forfeitures over the vesting period of approximately three years. The performance conditions are based on achievement of a non-GAAP financial measure, cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations. Per the agreement, to the extent base performance conditions are exceeded during the three year performance period, the award will be increased in increments of 10% up to 50%. If prior to the lapse of the performance conditions, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, (2) due to disability, or (3) due to death with less than or equal to 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares if the performance conditions have been met. If prior to the lapse of the performance conditions, the employee terminates employment due to death with more than 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares as if the performance conditions had been met. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of December 31, 2008, 417,196 nonvested contingent stock units were granted and outstanding for the 2008 award.
In March 2007, 320,330 contingent stock units were granted. The grant date fair value of the award was $7.5 million, based on the average market price of NiSource’s common stock at the date of grant of $23.46, which will be expensed net of forfeitures over the vesting period of approximately three years. The shares are subject to both performance and service conditions. The performance conditions were based on achievement of a non-GAAP financial measure (net operating earnings) as described above. Per the agreement, to the extent base performance conditions were exceeded, the award would be increased in increments of 10% up to 50%. If the performance conditions were not met, the grants would be cancelled and the shares would be forfeited. Subsequent to meeting

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
the performance conditions, an additional two year service period will then be required before the shares vest on December 31, 2009. If after completing the performance conditions but prior to completing the service conditions the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent shares on the date of termination. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. During 2007, base performance conditions were exceeded, resulting in an increase of the number of shares to be issued upon vesting by 20%. Accordingly, 62,319 additional shares were granted in January 2008. As of December 31, 2008, 357,799 nonvested contingent shares were outstanding. Employees will be entitled to receive dividends upon vesting.

	Contingent	Weighted Average
	Awards	Grant Date Fair Value ($)

Nonvested at December 31, 2007	318,199	23.46
Granted	479,515	17.52
Forfeited	(16,381)	22.94
Vested	(6,338)	23.46

Nonvested at December 31, 2008	774,995	10.81

Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. Effective March 25, 2008, the Board approved an amendment to the vesting provisions of the plan such that all outstanding grants and future grants of restricted stock units will vest immediately. The plan requires that restricted stock units be distributed to the directors after their separation from the Board. As of December 31, 2008, 89,860 restricted shares and 226,186 restricted stock units had been issued under the Plan.
16. Long-Term Debt
NiSource Finance is a wholly-owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the state of Indiana. NiSource Finance’s obligations are fully and unconditionally guaranteed by NiSource. Consequently no separate financial statements for NiSource Finance are required to be reported.
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
Jasper County Pollution Control Bonds. Northern Indiana has seven series of Jasper County Pollution Control Bonds with a total principal value of $254 million currently outstanding. Prior to March 25, 2008, each of the series bore interest at rates established through auctions that took place at either 7, 28, or 35 day intervals. Between February 13, 2008 and March 5, 2008, Northern Indiana received notice that six separate market auctions of four series of the Jasper County Pollution Control Bonds had failed. As a result, those series representing an aggregate principal amount of $112 million of the Jasper County Pollution Control Bonds bore interest at default rates equal to 15% or 18% per annum. Subsequent auctions were successful, but resulted in interest rates between 5.13% and 11.0%, which were in excess of historical market rates. These auction failures were attributable to the lack of liquidity in the auction rate securities market, largely driven by the turmoil in the bond insurance market. The Jasper County Pollution Control Bonds are insured by either Ambac Assurance Corporation or MBIA Insurance Corporation.
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
Northern Indiana reflected the Jasper County Pollution Control Bonds as an offset to long-term debt within the Condensed Consolidated Balance Sheet (unaudited) as of March 31 and June 30, 2008 upon repurchase and the debt was considered extinguished per SFAS No. 140. As such, unamortized debt expense of $4.6 million previously recorded under deferred charges and other was reclassified to a regulatory asset. The Consolidated Balance Sheet as of December 31, 2008 reflects the reissuance of the long term debt. The repurchase and the subsequent re-issuance of these bonds are included under, “Financing Activities,” in the Statement of Consolidated Cash Flow.
Following are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2008. The long-term debt maturities shown below include capital lease obligations but exclude unamortized premium and discount on long-term debt, and exclude the debt of certain low-income housing real estate investments, as NiSource does not guarantee the long-term debt payment of these entities. Under the provisions of FIN No. 46R, the low-income housing real estate investments were required to be consolidated beginning in the first quarter of 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Year Ending December 31, (in millions)

2009	$469.0
2010	1,014.6
2011	31.2
2012	319.1
2013	617.4
After	3,975.5

Total	$6,426.8

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a regulatory return during the recovery period.
Of NiSource’s long-term debt outstanding at December 31, 2008, $109.0 million was issued by NiSource’s affiliate, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Market’s obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow from cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Market’s creditors. The carrying value of the NiSource assets, excluding the assets of Northern Indiana, was $14.7 billion at December 31, 2008.
NiSource Finance has entered into interest rate swap agreements for $1,050 million of its outstanding long-term debt. The effect of these agreements is to modify the interest rate characteristics of a portion of their respective long-term debt from fixed to variable. Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Consolidated Financial Statements for further information regarding interest rate swaps.
NiSource is subject to one financial covenant under its five-year revolving credit facility and the two-year term loan facility that was entered into in February 2009, and is discussed in Note 27, “Subsequent Events.” This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in the 2005 private placement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2008, the ratio was 61.6%.
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
NiSource’s bond indentures generally do not contain any financial maintenance covenants. However, NiSource’s bond indentures are generally subject to cross default provisions ranging from uncured payment defaults of $5 million to $50 million, and limitations on the incurrence of liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets capped at 10% of NiSource’s consolidated net tangible assets.
17. Short-Term Borrowings
On September 23, 2008, NiSource supplemented its $1.5 billion revolving credit facility (which extends into 2011) with a new $500 million credit agreement. This agreement was designed to provide ample liquidity to fund ongoing operations and accommodate the company’s seasonal cash flow requirements, such as the purchase of natural gas supplies to meet customer needs, as well as to provide for short-term payment requirements related to the Tawney

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
settlement. On February 13, 2009, this six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan facility.
As of December 31, 2008, NiSource had $83.5 million of stand-by letters of credit outstanding under its five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.
Short-term borrowings were as follows:

At December 31, (in millions)	2008	2007

Credit facilities borrowings weighted average interest rate of 1.09% and 5.43% at December 31, 2008 and 2007, respectively	$1,163.5	$1,061.0

Total short-term borrowings	$1,163.5	$1,061.0

18. Fair Value Disclosures
A. Fair Value Measurements. NiSource adopted the provisions of SFAS No. 157 on January 1, 2008. There was no impact on retained earnings as a result of the adoption.
Recurring Fair Value Measurements. The following table presents financial assets and liabilities measured and recorded at fair value on NiSource’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2008:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Assets
Price risk management assets	$246.6	$100.3	$4.2	$351.1
Available-for-sale securities	36.9	34.1	—	71.0

Total	$283.5	$134.4	$4.2	$422.1

Liabilities
Price risk management liabilities	$468.4	$6.6	$—	$475.0

Total	$468.4	$6.6	$—	$475.0

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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Consolidated Balance Sheets. Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Unrealized gains and losses from available-for-sale securities are included in other comprehensive income
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the period ended December 31, 2008:

	Financial
Period Ended December 31, 2008 (in millions)	Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2008	$12.6	$(3.5)	$9.1

Total gains or losses (unrealized/realized) Included in regulatory assets/liabilities	(0.1)	1.0	0.9
Purchases, issuances and settlements (net)	(9.9)	4.1	(5.8)

Balance as of December 31, 2008	$2.6	$1.6	$4.2

Change in unrealized gains/(losses) relating to instruments still held as of December 31, 2008	$(0.1)	$—	$(0.1)

As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These rights help Northern Indiana offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are valued utilizing forecasted congestion source and sink prices in the Day Ahead market. They are classified as Level 3 and reflected in the table above. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. Northern Indiana also writes options for regulatory incentive purposes which are also considered Level 3 valuations and accounted for in accordance with SFAS No. 71. Realized gains and losses for these Level 3 recurring items are included in income within, Cost of Sales, on the Statements of Consolidated Income. Unrealized gains and losses from Level 3 recurring items are included within, Regulatory assets or Regulatory liabilities, on the Consolidated Balance Sheets.
B. Financial Instruments Not Measured at Fair Value. NiSource has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, customer deposits and short-term borrowings. The company’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge under SFAS No. 133.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Investments. NiSource has corporate owned life insurance which is accounted for in accordance with FTB 85-4 and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at December 31, 2008 and 2007 were $17.7 million and $19.7 million.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	2008	2008	2007	2007

Long-term investments	$61.9	$61.9	$77.3	$77.3
Long-term debt (including current portion)	6,413.2	4,929.1	5,628.3	5,509.7

Sale of Trade Accounts Receivable. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On July 1, 2006, the agreement was amended to increase the program limit from $300 million to $350 million. The agreement currently expires on June 26, 2009. As of December 31, 2008, $236.5 million of accounts receivable had been sold by CORC compared to $202.4 million as of December 31, 2007.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement with Citibank, N.A. under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 18, 2009, and can be renewed if mutually agreed to by both parties. As of December 31, 2008, NRC had sold $119.0 million of accounts receivable compared to $200.0 million as of December 31, 2007. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 by Standard and Poor’s or Moody’s, respectively.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
19. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at December 31, 2008 and the years in which they expire were:

(in millions)	Total	2009	2010	2011	2012	2013	After

Guarantees of subsidaries debt	$5,814.0	$460.0	$1,000.0	$—	$315.0	$545.0	$3,494.0
Guarantees supporting energy commodity contracts of subsidiaries	497.4	492.8	—	—	—	—	4.6
Lines of credit	1,163.5	1,163.5	—	—	—	—	—
Letters of credit	87.3	69.9	2.0	14.4	—	—	1.0
Other guarantees	842.8	65.2	—	—	16.0	225.7	535.9

Total guarantees and indemnities	$8,405.0	$2,251.4	$1,002.0	$14.4	$331.0	$770.7	$4,035.5

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
Guarantees Supporting Energy Commodity Contracts of Subsidiaries. NiSource has issued guarantees, which support up to approximately $497.4 million of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit. On July 7, 2006, NiSource Finance amended the $1.25 billion five-year revolving credit facility, increasing the aggregate commitment level to $1.5 billion and extending the termination date by one year to July 2011. During September 2008, NiSource Finance entered into a new $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that expires March 23, 2009. At December 31, 2008, NiSource had $1,163.5 million in short-term borrowings outstanding under its credit facilities. Through the five-year revolver and through other letter of credit facilities, NiSource has issued stand-by letters of credit of approximately $87.3 million for the benefit of third parties. On February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year term loan facility.
Other Guarantees or Obligations. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheet as of December 31, 2008.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. As of December 31, 2008, Millennium borrowed $798.9 million under the financing agreements, of which NiSource guaranteed $379.5 million. NiSource recorded an accrued liability of approximately $7.6 million related to the fair value of this guarantee. The permanent financing for Millennium is expected to be completed when debt capital market conditions improve. In the interim, Millennium will continue to be funded by the $800 million credit agreement, which extends through August 2010.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of December 31, 2008, Hardy Storage borrowed $123.4 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million which is 50% of the amount borrowed.
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
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the Defendants petition for appeal. On August 22, 2008, Defendants filed their petitions to the United States Supreme Court for writ of certiorari. The Plaintiffs filed their response on September 22, 2008. On September 19, 2008, the West Virginia Supreme Court issued an order extending the stay of the judgment until proceedings before the United States Supreme Court are fully concluded. Given the West Virginia Court’s refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the West Virginia Circuit Court for Roane County, West Virginia, preliminarily approved a settlement agreement with a total settlement amount of $380 million. The settlement received final approval by the Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource has complied with its obligations under the settlement agreement to fund $85.5 million to the qualified settlement fund by January 13, 2009. NiSource has also complied with its obligation to provide a letter of credit on January 15, 2009, securing the unpaid portion of the settlement and has submitted an agreed order discharging the judgment to the trial court.
C. Tax Matters. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on management’s estimate of the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. NiSource is a part of the IRS’s Large and Mid-Size Business program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
As a result, each year’s federal income tax return is typically audited by the IRS. The audits of all tax years through 2004 have been completed and are closed to further assessment. The IRS audit of years 2005, 2006 and 2007 is scheduled to begin on March 31, 2009. The state of Texas completed its audit of tax periods 2005 through 2007 in January 2009. The state of Mississippi began its audit of tax years 2004 through 2007 in January 2009 and the Commonwealth of Pennsylvania has notified the company it will begin its audit of tax year 2006 in June 2009. In addition, the state of Indiana has notified NiSource it will begin an audit of tax years 2005, 2006 and 2007 in March 2009.
On January 12, 2009, the U.S. Supreme Court denied Columbia Transmission’s request for review in Columbia Gas Transmission Corp. v. Levin, Ohio S. Ct., 117 Ohio St 3d 122. As a result, the Ohio Supreme Court decision permitting the taxation of Columbia Transmission’s equipment at a higher rate than that of a natural gas company stands. The Ohio Supreme Court had ruled that Columbia Transmission was primarily engaged in the business of interstate transportation of natural gas and was a pipeline company for purposes of taxing the company’s personal property, even though the company also fell within the definition of a natural gas company by supplying natural gas for lighting, power, or heating purposes to consumers within Ohio. All taxes subject to the appeal had been paid under protest, so there is no adverse impact to NiSource’s financial statements from the decision.
D. Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. NiSource is currently a participant in the EPA’s Climate Leaders program. On April 2, 2007, in Massachusetts v. EPA, the Supreme Court ruled that the EPA does have authority under the CAA to regulate emissions of greenhouse gases if it is determined that greenhouse gases have a negative impact on human health or the environment. On July 11, 2008, in response to the April 2, 2007, U.S. Supreme Court decision in Massachusetts v. EPA, the EPA released an ANPR soliciting public input on the effects of climate change and the potential ramifications of the CAA in relation to greenhouse gas emissions. In the ANPR, the EPA presents and requests comment on the best-available science, requests relevant data, and poses questions about the advantages and disadvantages of using the CAA to potentially regulate stationary and mobile sources of greenhouse gases. The ANPR also reviews various petitions, lawsuits and court deadlines before the agency, and the profound effect regulating under the CAA could have on the economy. NiSource will continue to monitor and participate in developments related to efforts to potentially regulate greenhouse gas emissions.
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
Implementation of the ozone and fine particulate matter NAAQS may require imposition of additional controls on boilers, engines and turbines. On April 15, 2004, the EPA finalized the eight-hour ozone nonattainment area designations under the 1997 eight-hour ozone NAAQS. After designation, the CAA provides for a process for promulgation of rules specifying compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. In addition, on March 12, 2008, the EPA announced the tightening of the eight-hour ozone NAAQS. The number of areas that do not meet the new standard could significantly increase across the country, thus requiring additional federal and state attainment planning and rulemaking. Resulting federal and state rules could require additional reductions in NOx emissions from facilities owned by electric generation and gas transmission and storage operations. On March 29, 2007, the EPA signed a rule to govern implementation of the NAAQS for particulate matter (PM-2.5) that the EPA promulgated in 1997. The rule addresses a wide range of issues, including state rulemaking requirements as well as attainment demonstration requirements and deadlines. States must evaluate potential reduction measures for the emission of particulate matter

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
and its precursors such as SO2 and NOx. The rule includes a conditional presumption that, for power plants subject to the CAIR, compliance with CAIR would satisfy Reasonably Available Control Measures and Reasonably Available Control Technology requirements for SO2 and NOx. States were required to submit attainment SIPs in April 2008. Also, on September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter. The final rule increased the stringency of the current fine particulate (PM2.5) standard, added a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter), and revoked the annual PM10 standards while retaining the 24-hour PM10 standards. The EPA rule designating areas not meeting the new fine particulate matter standards was signed December 22, 2008 and expected to be effective in April 2009. The SIPs detailing how states will reduce emissions to meet the NAAQS will be due three years later in order to meet attainment by April 2014 with a possible five year extension to April 2019. These actions could require further reductions in NOx emissions from various emission sources in and near nonattainment areas, including reductions from Gas Transmission and Storage Operations. NiSource will continue to closely monitor developments in these matters and cannot accurately estimate the timing or cost of emission controls at this time.
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
A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors are the current or former owner. The program has identified up to 84 such sites and initial investigations have been conducted at 52 sites. Additional investigation activities have been completed or are in progress at 50 sites and remedial measures have been implemented or completed at 30 sites. This effort includes the sites contained in the January 2004 Indiana Voluntary Remediation Program agreements between the IDEM and Northern Indiana, Kokomo Gas, and other Indiana utilities. Only those site investigation, characterization and remediation costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5. As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the SEC’s SAB No. 92, SFAS No. 5 and SOP 96-1. As of December 31, 2008 and 2007, reserves of approximately $62.2 million and $61.3 million, respectively, have been recorded to cover probable environmental response actions for Gas Distribution Operations.
Gas Transmission and Storage Operations. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA AOC. The 1995 AOC covered 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites, storage well locations and all but 48 of the 245 facilities. The AOC was amended in 2007 to facilitate payment of EPA oversight costs and to remove all but the remaining 48 facilities from the AOC. As of December 31, 2008 and 2007, the remaining environmental liability recorded on the Consolidated Balance Sheets for Gas Transmission and Storage Operations was approximately $3.2 million and $5.4 million, respectively.
Columbia Transmission and Columbia Gulf are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation of cleanup costs has yet to be determined. As site investigations and cleanups proceed and as additional information becomes available reserves will be adjusted.
On February 21, 2007, PADEP provided representatives of Columbia Transmission with a proposed Consent Order

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. PADEP’s proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. The site was remediated via an EPA approved Remedial Action Work Plan in the summer of 2008. The PADEP had provided written notification that it would not attempt to stop the EPA approved work and would seek the aforementioned Order after the remedy is completed. On January 6, 2009, PADEP provided Columbia Transmission with a Consent Assessment of Civil Penalty seeking a civil penalty of $700 thousand for alleged violations of the Clean Streams Law. Columbia Transmission is seeking clarification from the agency regarding the proposed penalty.
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
Electric Operations.
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction and combustion control NOx reduction technology at its active generating stations and is currently in compliance with the NOx requirements. In implementing the NOx compliance plan, Northern Indiana has expended approximately $315.7 million as of December 31, 2008.
Implementation of the fine particulate matter and ozone NAAQS has the potential to require imposition of additional controls on coal-fired boilers. On April 15, 2004, the EPA finalized the eight-hour ozone nonattainment area designations for the 1997 eight-hour ozone NAAQS and designated Lake, Porter, and LaPorte counties as nonattainment of the standard. This triggered a multi-year process for development of rules specifying compliance level, compliance deadline, and necessary controls to be implemented within nonattainment areas. Local ozone air quality improved in these three counties, and LaPorte County was redesignated to attainment of the eight-hour ozone NAAQS effective January 28, 2008. IDEM is also recommending Lake and Porter counties be redesignated to attainment with the 1997 standard because of improved air quality during the most recent averaging period. However, the March 12, 2008 EPA tightening of the eight-hour ozone NAAQS may result in Lake, Porter and LaPorte counties again being designated as nonattainment of the new 2008 ozone NAAQS. As discussed above under “General,” the EPA ozone NAAQS revision could lead to additional emission reductions of NOx, an ozone precursor, from facilities owned by Northern Indiana. Northern Indiana will closely monitor developments in these matters and cannot at this time accurately estimate the timing or cost of emission controls that may eventually be required.
Also, in 2005 Lake and Porter counties were designated nonattainment for fine particulate matter. Similar to ozone, local particulate matter air quality improved and IDEM submitted an attainment SIP that is awaiting EPA approval. Northern Indiana will continue to closely monitor developments in these matters and cannot predict the outcome or impact of the EPA action at this time.
On September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter as described above under, “General.” The EPA rule designating areas not meeting the new (2006) fine particulate matter standards was signed December 22, 2008 and expected to be effective in April 2009. The SIPs detailing how states will reduce emissions to meet the NAAQS in these areas will be due three years later with attainment due by April 2014 and a possible five year extension to April 2019. The SIPs developed to meet this standard could impact the emission control requirements for coal-fired boilers including Northern Indiana’s electric generating stations. Northern Indiana will continue to closely monitor developments in these matters and cannot accurately estimate the impact, timing or cost of emission controls at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
On October 15, 2008, the EPA announced it is first strengthening of the NAAQS for lead in 30 years by tightening the standards from the current 1.5 micrograms per cubic meter to 0.15 micrograms per cubic meter and changing both the calculation method and averaging time. Also included are provisions for the EPA to improve the existing lead monitoring network by requiring placement of monitors in areas with industrial facilities that emit one or more tons per year of lead. Designations of whether or not areas meet the standards are to be finalized by January 2012 with the state plans for reducing emissions to meet the standards due in June 2013 and compliance by January 2017. Northern Indiana is unable to predict the outcome of this EPA action at this time.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern states, including electric utilities in Indiana, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. On March 15, 2006, the EPA signed three related rulemakings providing final regulatory decisions on implementing the CAIR. The EPA, in one of the rulings, denied several petitions for reconsideration of various aspects of the CAIR, including requests by Northern Indiana to reconsider SO2 and NOx allocations. As an affected state, Indiana structured, and preliminarily adopted in June 2006, a draft rule to meet the EPA abbreviated CAIR SIP requirements and adopted the final rules on November 1, 2006. The CAIR rules became effective in Indiana on February 25, 2007. In a petition filed with the IURC in December 2006, Northern Indiana provided plans for the first phase of the emission control construction required to address the Phase I CAIR requirements and a request for appropriate cost treatment and recovery. Northern Indiana’s plan includes the upgrade of existing emission controls on three generating units for an estimated cost of $45.4 million and anticipates that these expenses are recoverable. Northern Indiana will continue to closely monitor developments in these matters and expects to install additional emission controls for the second phase of CAIR, but cannot accurately estimate the timing or cost of the emission controls at this time. On March 25, 2008, the U. S. Court of Appeals for the D. C. Circuit held oral arguments in litigation challenging the CAIR.
On July 11, 2008, the court vacated the CAIR in its entirety, and remanded the rule back to the EPA to develop a rule consistent with the court’s opinion. On September 24, 2008, four petitions were submitted seeking rehearing by the original panel and the full panel (en banc). Among the petitioners were the EPA as well as industry and environmental groups. On December 23, 2008, the court decided to remand the CAIR without vacatur to EPA in order to remedy the CAIR’s flaws in accordance with the court’s July 11, 2008 opinion in this case. Consequently, the federal CAIR remains in effect. Northern Indiana will continue to monitor this matter and can not predict the outcome or impact of EPA action at this time.
In anticipation of the issuance of the Court’s mandate to vacate CAIR upon the conclusion of legal proceedings, on October 23, 2008, the IDEM took the initial step to develop a new state rule to replace CAIR and obtain the emission reductions it would have achieved. As a result of the court’s December 23, 2008 action, the Indiana CAIR remains in effect and the IDEM suspended its replacement rulemaking activity. Northern Indiana will continue to monitor IDEM activity in this matter.
On October 3, 2007, the Indiana Air Pollution Control Board adopted, with minor changes from the EPA CAMR, the state rule to implement EPA’s CAMR. The rule became effective on February 3, 2008, with compliance required in 2010. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules addressing utility mercury emissions that are the stimulus for the Indiana Air Pollution Control Board’s CAMR. The first is the EPA’s rule delisting coal and oil-fired electric generating units from the list of sources whose emissions are regulated under section 112 of the CAA, 42 U.S.C. § 7412. Revision of December 2000 Regulatory Finding (“Delisting Rule”), 70 Fed. Reg. 15,994 (March 29, 2005). The second is the EPA’s rule that set performance standards for new coal-fired electric generating units and established total mercury emission limits for states along with a cap-and-trade program for new and existing coal-fired electric generating units. Standards of Performance for New and Existing Stationary Sources: Electric Utility Steam Generating Units (“CAMR”), 70 Fed. Reg. 28,606 (May 18, 2005). On March 24, 2008, the EPA and industry filed petitions with the court for rehearing of these decisions and on May 20, 2008, the D.C. Circuit denied the rehearing requests. Industry has filed a petition for certiorari with the U. S. Supreme Court appealing the decision. The EPA sought and received extensions of the appeal submittal deadline and filed their appeal on October 17, 2008. On February 6, 2009, the Acting Solicitor General of the United States, on behalf of the EPA, filed a motion to dismiss their challenge. The resolution of this legal action and the EPA’s response will affect the implementation and timing of the installation of controls to address potential mercury reduction obligations. Northern Indiana will closely

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
monitor developments regarding any further action by the EPA and subsequent regulatory developments from the EPA and/or the Indiana Air Pollution Control Board in this matter.
The U. S. Court of Appeals for the D. C. Circuit, in late 2006, ruled a requirement to impose CAA §185 fees on emissions sources located in counties that failed to timely attain the previous (one-hour) ozone standard, (which had been rescinded by the EPA in May 2005) applicable retroactive to November 2005. The court remanded the issue to the EPA for reconsideration. In January 2008, the U. S. Supreme Court denied a petition to hear an appeal on this matter. Subsequently, the EPA announced its intent to propose regulations in late 2008 to specify how CAA §185 fees will be imposed and calculated. One of Northern Indiana’s operating generating assets is located in Porter County where this fee could potentially be applied. On July 7, 2008, the EPA proposed a finding of attainment of the one-hour ozone NAAQS for the Illinois and Indiana one-hour ozone nonattainment area which includes Porter County. The Final Rule was published in the Federal Register on December 30, 2008. Included in the rule’s preamble is a statement confirming that Indiana is relieved from the requirement to impose §185 penalty fees. Based on this rule and the IDEM’s renewed efforts to redesignate Lake and Porter counties to attainment of the 1997 eight-hour ozone standard, Northern Indiana believes that the CAA §185 penalty fees will not be applied to its facility and that this matter is resolved.
On October 3, 2007, the Indiana Air Pollution Control Board adopted, with some minor modifications, a rule to implement the EPA BART requirements for reduction of regional haze. The rule became effective February 22, 2008, with compliance with any required BART controls within five years (2013). The language of the final rule relies upon the provisions of the Indiana CAIR to meet requirements for NOx and SO2 and does not impose any additional control requirements on coal-fired generation emissions, including those of Northern Indiana. As part of the BART analysis process, the IDEM evaluated the potential impact of particulate matter from electric generating units and found no significant impacts on Class I areas.
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
On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. On January 25, 2007, the Second Circuit in a court decision on the Phase II 316(b) rule, remanded for EPA reconsideration the options providing flexibility for meeting the requirements of the rule. On March 20, 2007, the EPA issued a guidance memo advising its Regional Administrators that the Agency considers the 316(b), Phase II Rule governing cooling water withdrawals suspended. On July 5, 2007, the Second Circuit Court of appeals denied the petitions for rehearing that had asked the court to reconsider its remand of the Phase II 316(b) ruling. On July 9, 2007, the EPA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
published a notice in the Federal Register suspending the Phase II rule. The notice explained that the EPA is not accepting comments on the suspension and notes that “best professional judgment” is to be used in making 316(b) decisions.
Various parties submitted petitions for a writ of certiorari to the U. S. Supreme Court in early November 2007 seeking to reverse the Second Circuit Court’s decision. Several parties on both sides of the issue filed amicus curiae briefs on the matter. The U.S. Supreme Court agreed to hear the appeal which is based on the role of cost-benefit analysis in establishing standards for compliance with the rule. Oral arguments were conducted on December 2, 2008. The EPA may eventually need to propose a revised 316(b) rule or provide guidance to address the impact of the court decision. Northern Indiana will continue to closely monitor this activity and cannot estimate the costs associated with the ultimate outcome at this time.
The IDEM issued a renewed NPDES Permit for Northern Indiana’s Michigan City Generating Station in 2006. The permit requires that the facility meet the Great Lakes Initiative discharge limits for copper. The Michigan City Generating Station originally had a four year compliance schedule to meet these limits, but on December 20, 2008, was granted a one year extension due to challenges with meeting the new limit. The new date of compliance with the new copper limits ends on April 2011 with the expiration of the current NPDES permit. Northern Indiana currently is evaluating and implementing various alternatives for treating copper in wastewater at the Michigan City Generating Station.
Great Lakes Initiative-based discharge limits for mercury have also been set for both the Bailly and the Michigan City Generating Stations. Northern Indiana will collect data, develop and implement pollution reduction program plans, to demonstrate progress in reducing mercury discharge. Streamlined Mercury Variance applications will be submitted for both stations in 2009.
Remediation. Northern Indiana is a potentially responsible party under the CERCLA and similar state laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, the Remedial Investigation and Feasibility Study was submitted to the EPA in 2007. The EPA issued a Record of Decision in 2008 to conduct additional remedial activities at the site. At the second site, Northern Indiana has agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal. In addition, Northern Indiana has corrective action liability under the RCRA for three facilities that historically stored hazardous waste.
On March 31, 2005, the EPA and Northern Indiana entered into an AOC under the authority of Section 3008(h) of the RCRA for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. The process to complete investigation and select appropriate remediation activities is ongoing. A reserve has been established to fund the remedial measures proposed to EPA. The final costs of cleanup could change based on EPA review.
On September 13, 2006, IDEM advised Northern Indiana that further investigation of historic releases from two previously removed underground storage tanks at the Schahfer Generating Station would need to be investigated. Northern Indiana completed an investigation of potentially impacted soils and groundwater and submitted results to the IDEM Leaking Underground Storage Tank section.
As of December 31, 2008 and 2007, reserves of approximately $3.8 million and $3.1 million, respectively, have been recorded to cover probable environmental response actions for Electric Operations. The ultimate liability in connection with these sites cannot be estimated at this time but could be significant.
Coal Combustion Products. The Federal government continues to show interest in developing regulations covering coal combustion waste products. Subsequent to the December 22, 2008 dike collapse at a Tennessee Valley Authority ash pond, congressional hearings were held on the issue. Legislation regulating coal ash pursuant to the Surface Mining Control and Reclamation Act was introduced and the EPA is reviewing its previous determination that federal regulation of coal ash is not appropriate. Northern Indiana will monitor future regulatory actions and cannot predict the potential financial impact at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Other Operations. NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former propane operations, petroleum operations, and CER. Four MGP sites are associated with former propane operations. Investigations have been completed at three of the sites and remediation has been conducted at two of the sites. There are also ten sites associated with former petroleum operations. At one of those sites, an AOC has been signed with EPA to address petroleum residue in soil and groundwater. NiSource is one of multiple PRPs responsible for liabilities being addressed by that AOC.
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
As of December 31, 2008 and 2007, reserves of approximately $73.1 million and $75.0 million, respectively, have been recorded to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on many factors including currently enacted laws and regulations, existing technology and estimated site-specific costs whereby assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. NiSource’s estimated environmental remediation liability will be refined as events in the remediation process occur. Actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
E. Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $56.2 million in 2008, $53.4 million in 2007 and $58.4 million in 2006, and are primarily charged to operation and maintenance expense as incurred. Capital leases and related accumulated depreciation included in the Consolidated Balance Sheets were $1.4 million and $0.3 million at December 31, 2008, and $2.6 million and $1.1 million at December 31, 2007, respectively.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring equal annual payments of $5.8 million over 10 years beginning in January 2008. This agreement is recorded as a capital lease. Final acceptance of the software installation was made on January 2, 2008 and the software was placed in service in September 2008.
Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

	Operating	Capital
(in millions)	Leases	Leases (a)

2009	$45.3	$10.7
2010	42.6	7.2
2011	37.3	6.3
2012	31.5	6.2
2013	24.4	6.2
After	60.5	24.2

Total future minimum payments	$241.6	$60.8

(a)	Capital lease payments shown above are inclusive of interest totaling $15.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
F. Purchase and Service Obligations. NiSource has entered into various purchase and service agreements whereby NiSource is contractually obligated to make certain minimum payments in future periods. NiSource’s purchase obligations are for the purchase of physical quantities of natural gas, electricity and coal. NiSource’s service agreements encompass a broad range of business support and maintenance functions which are generally described below.
NiSource’s subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent minimum quantities of these commodities NiSource is obligated to purchase at both fixed and variable prices.
In July 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreements with subsidiaries of Iberdola Renewables, Buffalo Ridge I LLC and Barton Windpower LLC. These agreements provide Northern Indiana the opportunity and obligation to purchase up to 100 mw of wind power commencing in early 2009. The contracts extend 15 and 20 years, representing 50 mw of wind power each. No minimum quantities are specified within these agreements due to the variability of electricity production from wind, so no amounts related to these contracts are included in the table below. Upon any termination of the agreements by Northern Indiana for any reason (other than material breach by Buffalo Ridge I LLC or Barton Windpower LLC), Northern Indiana may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2009 to 2045, require NiSource to pay fixed monthly charges.
On December 12, 2007, NiSource Corporate Services amended its agreement with IBM to provide business process and support functions to NiSource. During 2008, NiSource reassumed responsibility for certain support functions including human resource administration, payroll, supply chain (procurement), sales centers, and the majority of meter to cash operations (billing and collections) while customer contact center operations and accounts payable functions were transitioned to different service providers. IBM has retained responsibility for information technology operations. NiSource Corporate Services will continue to pay IBM for the amended services under a combination of fixed or variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $618 million to IBM in service fees and project costs over the remaining 6.5 year term, of which $3.7 million is reflected as capital lease payment. Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s un-recovered capital investments, and IBM wind-down expense. This termination fee could be a material amount depending on the events giving rise to termination and the timing of the termination.
NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $76.0 million to Vertex Outsourcing LLC in service fees over the remaining 6.5 year term. Upon termination of the agreement by NiSource for any reason (other than material breach by Vertex Outsourcing LLC), NiSource may be required to pay a termination charge not to exceed $15.0 million.
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
The estimated aggregate amounts of minimum fixed payments at December 31, 2008, were:

				Vertex
	Energy			Outsourcing
	Commodity	Pipeline Service	IBM Service	LLC Service	Other Service
(in millions)	Agreements	Agreements	Agreement	Agreement	Agreements

2009	$699.9	$247.5	$101.9	$11.9	$129.7
2010	220.0	242.6	103.9	11.8	104.0
2011	66.0	222.2	96.8	11.8	104.5
2012	66.0	214.4	92.8	11.7	23.2
2013	66.0	154.5	91.1	11.5	6.8
After	132.0	804.0	127.2	17.3	—

Total purchase and service obligations	$1,249.9	$1,885.2	$613.7	$76.0	$368.2

20. Accumulated Other Comprehensive Income (Loss)
The following table displays the components of Accumulated Other Comprehensive Income (Loss).

Year Ended December 31, (in millions)	2008	2007

Other comprehensive income (loss), before tax:
Unrealized gains on securities	$0.4	$7.2
Tax expense on unrealized gains on securities	—	(2.8)
Unrealized gains (losses) on cash flow hedges	(232.1)	10.2
Tax benefit (expense) on unrealized gains (losses) on cash flow hedges	92.3	(2.6)
Unrecognized pension benefit and OPEB costs	(52.7)	(0.5)
Tax benefit on unrecognized pension benefit and OPEB costs	20.1	0.2

Total Accumulated Other Comprehensive Income (Loss), net of taxes	$(172.0)	$11.7

21. Other, Net

Year Ended December 31, (in millions)	2008	2007	2006

Interest income	$15.4	$12.3	$8.5
Sales of accounts receivable	(14.6)	(20.9)	$(20.1)
Miscellaneous	16.8	2.2	4.8

Total Other, net	$17.6	$(6.4)	$(6.8)

Other, Net — Miscellaneous includes $16.7 million related to the August 27, 2008, sale of NiSource Development Company’s interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
22. Interest Expense, Net

Year Ended December 31, (in millions)	2008	2007	2006

Interest on long-term debt	$367.4	$363.5	$352.3
Interest on short-term borrowings	28.6	45.5	33.4
Discount on prepayment transactions	7.7	7.3	7.7
Allowance for borrowed funds used and interest capitalized during construction	(23.5)	(17.0)	(11.1)
Other	(0.1)	3.0	6.9

Total Interest Expense, net	$380.1	$402.3	$389.2

23. Segments of Business
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
The following table provides information about business segments. NiSource uses operating income as its primary measurement for each of the reported segments and makes decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment. Gas Distribution, Gas Transmission and Storage, Electric, Other Operations, and Corporate operating income was positively impacted by $6.7 million, $3.3 million, $8.4 million, $0.1 million, and $0.6 million, respectively, for adjustments to medical expenses during the third quarter 2008 due to a misclassification of certain claims in prior periods. This adjustment had no impact on actual medical claims paid and was not material to the results of operations and consolidated financial statements. Electric Operations operating income was negatively impacted by an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008. The non-cash adjustment to depreciation expense was not material to the results of operations and consolidated financial statements and will not materially impact depreciation charges in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Year Ended December 31, (in millions)	2008	2007	2006

REVENUES
Gas Distribution Operations
Unaffiliated	$5,715.5	$4,846.2	$4,562.6
Intersegment	18.2	19.6	14.6

Total	5,733.7	4,865.8	4,577.2

Gas Transmission and Storage Operations
Unaffiliated	652.5	643.7	618.2
Intersegment	212.8	223.7	228.4

Total	865.3	867.4	846.6

Electric Operations
Unaffiliated	1,361.9	1,362.2	1,302.9
Intersegment	0.8	0.9	0.9

Total	1,362.7	1,363.1	1,303.8

Other Operations
Unaffiliated	1,133.5	999.7	928.7
Intersegment	40.4	50.6	39.0

Total	1,173.9	1,050.3	967.7

Adjustments and eliminations	(261.4)	(285.7)	(276.9)

Consolidated Revenues	$8,874.2	$7,860.9	$7,418.4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Year Ended December 31, (in millions)	2008	2007	2006

Operating Income (Loss)
Gas Distribution Operations	$334.9	$325.0	$283.4
Gas Transmission and Storage Operations	369.7	362.0	340.5
Electric Operations	219.2	261.5	310.4
Other Operations	2.2	0.7	2.5
Corporate	(8.3)	(32.5)	(21.0)

Consolidated	$917.7	$916.7	$915.8

Depreciation and Amortization
Gas Distribution Operations	$228.7	$224.2	$221.6
Gas Transmission and Storage Operations	117.6	116.3	114.1
Electric Operations	209.6	191.9	187.3
Other Operations	2.6	2.7	2.7
Corporate	8.7	5.1	5.8

Consolidated	$567.2	$540.2	$531.5

Assets
Gas Distribution Operations	$7,434.5	$6,946.9	$6,934.7
Gas Transmission and Storage Operations	4,033.3	3,491.6	3,385.0
Electric Operations	4,198.3	3,382.6	3,429.5
Other Operations	1,494.0	1,361.7	1,607.6
Corporate	2,872.1	2,827.5	2,813.3

Consolidated	$20,032.2	$18,010.3	$18,170.1

Capital Expenditures (a)
Gas Distribution Operations	$372.8	$273.4	$268.1
Gas Transmission and Storage Operations	359.8	241.4	203.5
Electric Operations	549.5	246.4	151.7
Other Operations	1.4	1.4	1.5
Corporate	16.1	23.8	2.3

Consolidated	$1,299.6	$786.4	$627.1

(a)	Excludes investing activities in equity investments.
24. Hurricanes and Other Items
NiSource received insurance proceeds for capital repairs of $46.7 million, $17.4 million, and $10.6 million related to hurricanes and other items in 2008, 2007, and 2006, respectively, which are separately included in the investing activities section on the Statement of Consolidated Cash Flows.
Hurricanes Ivan, Katrina, and Rita
In September 2004, hurricane Ivan damaged certain Columbia Gulf property and in the third quarter of 2005, Columbia Gulf incurred additional damages to its pipeline assets and facilities as a result of hurricanes Katrina and Rita. Total costs recorded to repair damages in 2008, 2007, and 2006 were $7.4 million, $12.1 million and $42.3 million, respectively.
Columbia Gulf is covered by insurance for these damages, subject to a $1.0 million deductible per incident. Insurance covers capital repairs, operating and maintenance expenses, and business interruption. Insurance claims were settled in December 2008 for $40.8 million that included $1.0 million in business interruption. For the year ended December 31, 2008, Columbia Gulf received $16.8 million of insurance proceeds. Amounts received of $13.4 million were for capital repairs and $3.4 million for operating and maintenance expenses.
In 2007 and 2006, Columbia Gulf had received $8.5 million and $4.0 million, respectively, in insurance recoveries, net of deductibles, related to these damages under its insurance policies. Amounts received for capital repairs totaled $3.8 million and $1.8 million and for operating and maintenance expenses totaled $4.7 million and $2.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
million for 2007 and 2006, respectively. Columbia Transmission received insurance proceeds in 2006 for hurricane Ivan of $0.5 million for capital repairs and $0.7 million for operating and maintenance expenses. Costs to repair damages are recognized when costs are incurred or as information becomes available to estimate the damages incurred.
As of December 31, 2008, 2007, and 2006, Columbia Gulf had a receivable of $14.1 million, $43.4 million, and $39.8 million related to the hurricanes. Amounts recoverable through insurance are recorded within Accounts Receivable on the Consolidated Balance Sheets.
Line 100 Rupture
On December 14, 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. One day later, Lines 200 and 300 were returned to service and gas flow was restored on December 16, 2007. On December 19, 2007, the DOT issued a Corrective Action Order. The Order required Columbia Gulf to develop a remedial work plan to restore Line 100 pipeline’s pressure and capacity. Between December 22, 2007 and June 30, 2008, the Line 100 pipeline operated at less than full pressure and full capacity. On July 1, 2008, Columbia Gulf received permission from the DOT to restore full pressure and full capacity on the Line 100 pipeline. Columbia Gulf continues to operate under this Order.
Costs of $2.9 million to repair damages on Line 100 were recognized when they were incurred predominantly in 2008. After a $1.0 million deductible, insurance settlements totaled $1.8 million, of which $1.5 million was received in 2008. Amounts received for capital repairs totaled $1.3 million and $0.2 million for operating and maintenance expenses. As of December 31, 2008, Columbia Gulf had an insurance receivable of $0.3 million related to the damages. The business interruption insurance claim is expected to be resolved in the first quarter 2009.
Engine Failure
On May 26, 2005, Columbia Gulf experienced a catastrophic engine failure at the company’s Delhi, Louisiana, Compressor Station. Delhi is the third compressor station on Columbia Gulf’s 845-mile long mainline that stretches from near Lafayette, La., to the Kentucky/West Virginia state line, bringing natural gas from offshore and onshore Louisiana to markets throughout the eastern United States. The station was repaired and placed back into full service on January 15, 2007. Costs incurred to repair the compressor station totaled $3.1 million in 2005, $24.7 million in 2006, and $1.7 million in 2007. Insurance settlements, after a $1.0 million deductible, totaled $13.8 million in 2007, which included $4.0 million for business interruption and $10.2 million in 2006, which included $1.9 million for business interruption.
Tornado
On February 5, 2008, a tornado struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements of 2.156 Bcf per day could not be met. Since that time, Columbia Gulf has constructed both temporary and permanent facilities at Hartsville. On July 19, 2008, the station completed the installation of temporary hp and restored capacity to flow up to 2.156 Bcf per day. During the next 12 to 14 months, the temporary facilities that were constructed to restore system capabilities will be replaced with a permanent solution.
NiSource expects to incur an additional $30.2 million in reconstruction costs for the compressor station and ancillary facilities in addition to the $47.0 million in costs incurred in 2008. Damage claims were settled with insurance companies in 2008 for a total of $77.5 million, of which $30.1 million was received in the current year after a $1.0 million deductible. Amounts received were all attributable to capital repairs. As of December 31, 2008, Columbia Gulf had an insurance receivable of $47.4 million related to the damages, which includes $1.7 million for business interruption and gas lost.

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

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2008
Gross revenues	$3,288.7	$1,790.9	$1,409.1	$2,385.5
Operating Income	394.9	116.2	107.9	298.7
Income from Continuing Operations	189.5	20.7	32.6	127.0
Results from Discontinued Operations — net of taxes	(90.2)	(223.0)	(12.6)	35.0
Net Income (Loss)	99.3	(202.3)	20.0	162.0
Basic Earnings (Loss) Per Share
Continuing Operations	0.69	0.08	0.12	0.46
Discontinued Operations	(0.33)	(0.82)	(0.04)	0.13

Basic Earnings (Loss) Per Share	$0.36	$(0.74)	$0.08	$0.59

Diluted Earnings (Loss) Per Share
Continuing Operations	0.69	0.08	0.11	0.46
Discontinued Operations	(0.33)	(0.81)	(0.04)	0.13

Diluted Earnings (Loss) Per Share	$0.36	$(0.73)	$0.07	$0.59

2007
Gross revenues	$2,844.2	$1,566.3	$1,249.6	$2,200.8
Operating Income	430.5	144.0	109.5	232.7
Income from Continuing Operations	206.5	29.0	7.9	59.5
Results from Discontinued Operations — net of taxes	10.2	(2.3)	3.1	7.5
Net Income	216.7	26.7	11.0	67.0

Basic Earnings (Loss) Per Share
Continuing Operations	0.75	0.11	0.03	0.21
Discontinued Operations	0.04	(0.01)	0.01	0.03

Basic Earnings Per Share	$0.79	$0.10	$0.04	$0.24

Diluted Earnings (Loss) Per Share
Continuing Operations	0.75	0.11	0.03	0.21
Discontinued Operations	0.04	(0.01)	0.01	0.03

Diluted Earnings Per Share	$0.79	$0.10	$0.04	$0.24

(a)	During the fourth quarter of 2008, catastrophic losses related to Columbia Gulf’s offshore assets sustained in prior years were settled with various insurance companies resulting in an $11.0 million loss on sale of assets that reduced operating income.

(b)	During the fourth quarter of 2007, Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues. This correction resulted in a $30.6 million reduction in net revenues.

(c)	During the fourth quarter of 2007, NiSource recognized $10 million in additional costs related to its Amended Outsourcing Agreement with IBM.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
26. Supplemental Cash Flow Information
The following tables provide additional information regarding NiSource’s Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006:

Year Ended December 31, (in millions)	2008	2007	2006

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$375.8	$414.6	$371.8
Interest capitalized	23.5	17.0	11.1
Cash paid for income taxes	60.6	185.2	288.2

27. Subsequent Events
During January 2009, NiSource repurchased $32.4 million of the $450.0 million floating rate notes scheduled to mature in November 2009 and $67.6 million of the $1.0 billion 7.88% unsecured notes scheduled to mature in November 2010.
During February 2009, NiSource negotiated a two-year term loan facility with a syndicate of banks maturing in February 2011. Borrowings under the facility will have an effective cost of LIBOR plus 538 basis points. The initial closing of the facility occurred on February 13, 2009, with a subsequent closing expected to take place in early April under an “accordion” feature under which the facility can be expanded to $500 million prior to the final closing. NiSource has received bank commitments totaling $265 million, with the ultimate level of the facility expected to be up to $350 million. In addition, NiSource is working toward issuing up to an aggregate of $350 million of secured and unsecured debt at several of its subsidiary companies during 2009.
On February 27, 2009, NiSource announced an organizational restructuring of the Gas Transmission and Storage Operations segment. NiSource will be eliminating approximately 370 to 380 positions across the 16 state operating territory of Gas Transmission and Storage Operations. The reductions will occur through normal attrition as well as through voluntary programs and involuntary separations. In addition to the employee reductions, Gas Transmission and Storage Operations will take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and in response to current economic conditions. The new structure will allow Gas Transmission and Storage Operations to operate safely and reliably while serving customers in a more effective and cost efficient manner. NiSource expects to incur pre-tax restructuring charges of approximately $25 million to $30 million, which primarily includes costs related to severance and other employee related costs. The majority of these charges will be incurred during the first quarter of 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Balance Sheet

As of December 31, (in millions)	2008	2007

ASSETS
Investments and Other Assets:
Net investments in discontinued operations	$0.6	$20.9
Investments in subsidiary companies	8,892.9	8,903.0

Total Investments and Other Assets	8,893.5	8,923.9

Current Assets:
Cash and cash equivalents	0.2	0.4
Amounts receivable from subsidiaries	233.6	240.9
Other Current Assets	18.8	23.5

Total Current Assets	252.6	264.8

Other (principally notes receivable from associated companies)	43.2	86.9

TOTAL ASSETS	$9,189.3	$9,275.6

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$4,728.8	$5,076.6

Total Capitalization	4,728.8	5,076.6

Current Liabilities	477.6	316.6
Other (principally notes payable to associated companies)	3,982.9	3,882.4

TOTAL CAPITALIZATION AND LIABILITIES	$9,189.3	$9,275.6

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement of Income

Year Ended December 31, (in millions, except per share amounts)	2008	2007	2006

Equity in net earnings of consolidated subsidiaries	$495.4	$453.9	$468.0

Other income (deductions):
Administrative and general expenses	(13.9)	(27.9)	(24.9)
Interest income	2.5	5.9	11.3
Interest expense	(215.3)	(231.2)	(222.2)
Other, net	(2.6)	(3.1)	0.8

Total Other income (deductions)	(229.3)	(256.3)	(235.0)

Income from continuing operations before income taxes	266.1	197.6	233.0
Income taxes	(103.7)	(105.3)	(100.8)

Income from continuing operations	369.8	302.9	333.8

Income (Loss) from discontinued operations — net of taxes	(182.6)	10.2	(52.0)
Gain (Loss) on Disposition of discontinued operations — net of taxes	(108.2)	8.3	—
Change in accounting — net of taxes	—	—	0.4

NET INCOME	$79.0	$321.4	$282.2

Average common shares outstanding (millions)	274.0	273.8	272.6
Diluted average common shares (millions)	275.4	274.7	273.4

Basic earnings (loss) per share
Continuing operations	$1.35	$1.10	$1.22
Discontinued operations	(1.06)	0.07	(0.18)

Basic earnings per share	$0.29	$1.17	$1.04

Diluted earnings (loss) per share
Continuing operations	$1.34	$1.10	$1.22
Discontinued operations	(1.05)	0.07	(0.19)

Diluted earnings per share	$0.29	$1.17	$1.03

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement of Cash Flows

Year Ended December 31, (in millions)	2008	2007	2006

Net cash provided in operating activities	$43.6	$149.0	$312.4

Cash flows provided by (used in) investing activities:
Proceeds from disposition of assets	14.3	—	—
Investments	82.0	0.6	(5.3)
Increase (decrease) in notes receivable from subsidiaries	(2.7)	13.9	(72.9)

Net cash provided by (used in) investing activities	93.6	14.5	(78.2)

Cash flows provided by (used in) financing activities:
Retirement of long-term debt	—	—	(144.4)
Issuance of common shares	1.3	8.2	21.9
Increase in notes payable to subsidiaries	113.6	80.0	146.7
Cash dividends paid on common shares	(252.3)	(252.1)	(251.9)
Acquisition of treasury shares	—	(2.1)	(6.1)

Net cash used in financing activities	(137.4)	(166.0)	(233.8)

Net (decrease) increase in cash and cash equivalents	(0.2)	(2.5)	0.4
Cash and cash equivalents at beginning of year	0.4	2.9	2.5

Cash and cash equivalents at end of year	$0.2	$0.4	$2.9

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Notes to Condensed financial Statements
1. Dividends from Subsidiaries
Cash dividends paid to NiSource by its consolidated subsidiaries were: $90.0 million, $350.0 million and $593.1 million in 2008, 2007 and 2006, respectively. In addition, NiSource received: $7.9 million, $44.1 million and $22.0 million in cash distributions from equity investments adjusted for investments sold in connection with discontinued operations in 2008, 2007 and 2006, respectively.
2. Notes to Financial Statements
See Item 8 for the full text of notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule II – Valuation and Qualifying accounts
Twelve months ended December 31, 2008

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2008	Acquisitions	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2008

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	37.0	—	79.2	56.6	(0.2)	127.3	45.3
Reserve for other investments	3.0	—	—	—	—	—	3.0

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	75.0	—	411.	7.5	—	20.8	73.1
Restructuring reserve	2.8	—	—	—	—	2.6	0.2
Reserve for cost of operational gas	5.7	—	—	—	—	—	5.7
Accumulated provision for rate refund	4.4	—	18.3	0.3	—	15.2	7.8
Unpaid medical claims	6.7	—	14.8	—	—	17.4	4.1

*	Charged to Other Accounts reflects the reestablishment of reserves for uncollectible accounts previously written off or charges to either Property, Plant and Equipment or other regulatory asset accounts based on state regulatory commission orders or precedents.
Twelve months ended December 31, 2007

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2007	Acquisitions	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2007

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	41.2	—	54.9	55.6	—	114.7	37.0
Reserve for other investments	10.1	—	—	—	—	7.1	3.0

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	68.9	—	13.3	12.2	—	19.4	75.0
Restructuring reserve	7.1	—	—	—	—	4.3	2.8
Reserve for cost of operational gas	5.2	—	0.5	—	—	—	5.7
Accumulated provision for rate refund	3.9	—	0.6	1.9	—	2.0	4.4
Unpaid medical claims	5.1	—	16.9	—	—	15.3	6.7

*	Charged to Other Accounts reflects the reestablishment of reserves for uncollectible accounts previously written off or charges to either Property, Plant and Equipment or other regulatory asset accounts based on state regulatory commission orders or precedents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule II – Valuation and Qualifying accounts (continued)
Twelve months ended December 31, 2006

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2006	Acquisitions	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2006

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	66.7	—	59.7	52.4	—	137.6	41.2
Reserve for other investments	10.1	—	—	—	—	—	10.1

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	63.2	—	7.1	9.7	—	11.1	68.9
Restructuring reserve	24.5	—	—	—	—	17.4	7.1
Reserve for cost of operational gas	3.8	—	1.4	—	—	—	5.2
Accumulated provision for rate refund	6.2	—	2.3	(4.1)	—	0.5	3.9
Unpaid medical claims	5.6	—	14.0	—	—	14.5	5.1

*	Charged to Other Accounts reflects the reestablishment of reserves for uncollectible accounts previously written off or charges to either Property, Plant and Equipment or other regulatory asset accounts based on state regulatory commission orders or precedents.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NiSource Inc.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
NiSource’s chief executive officer and its principal financial officer, after evaluating the effectiveness of NiSource’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, NiSource’s disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.
Management’s Report on Internal Control over Financial Reporting
NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control — Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2008, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report.
Deloitte & Touche LLP, NiSource’s independent registered public accounting firm, issued an attestation report on NiSource’s internal controls over financial reporting which is contained in Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Controls
During the first quarter of 2008, management designed and implemented internal controls to ensure the adequate calculation and recording of Northern Indiana’s unbilled revenues. Management tested the operating effectiveness of these controls during the second, third and fourth quarters, and found them to be effective in preventing a material error.
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
Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, which information is incorporated by reference.
Information regarding delinquent filings under Section 16 of the Securities Exchange Act of 1934 by executive officers and directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, which information is incorporated by reference.
Information regarding NiSource’s code of ethics, the audit committee and the audit committee financial expert and procedures for shareholder recommendations for director nominations will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, which information is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, which information is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, which information is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item with respect to certain relationships and related transactions and director independence will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, which information is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principle accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, which information is incorporated by reference.

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

NiSource Inc. (Registrant)

Date February 27, 2009	By:	/s/ Robert C. Skaggs, Jr. Robert C. Skaggs, Jr.
President, Chief Executive Officer and Director (Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Skaggs, Jr.	President, Chief	February 27, 2009
Robert C. Skaggs, Jr.	Executive Officer and Director (Principal Executive Officer)

/s/ Stephen P. Smith	Executive Vice President and	February 27, 2009
Stephen P. Smith	Chief Financial Officer (Principal Financial Officer)

/s/ Jeffrey W. Grossman	Vice President and Controller	February 27, 2009
Jeffrey W. Grossman	(Principal Accounting Officer)

/s/ Ian M. Rolland Ian M. Rolland	Chairman and Director	February 27, 2009

/s/ Richard A. Abdoo Richard A. Abdoo	Director	February 27, 2009

/s/ Steven C. Beering Steven C. Beering	Director	February 27, 2009

/s/ Dennis E. Foster Dennis E. Foster	Director	February 27, 2009

/s/ Michael E. Jesanis Michael E. Jesanis	Director	February 27, 2009

/s/ Marty R. Kittrell Marty R. Kittrell	Director	February 27, 2009

/s/ W. Lee Nutter W. Lee Nutter	Director	February 27, 2009

/s/ Deborah S. Parker Deborah S. Parker	Director	February 27, 2009

/s/ Richard L. Thompson Richard L. Thompson	Director	February 27, 2009

/s/ Carolyn Y. Woo Carolyn Y. Woo	Director	February 27, 2009

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF ITEM

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 10-Q filed on August 4, 2008).

(3.2)	Bylaws of NiSource Inc., as amended and restated through May 20, 2008 (incorporated by reference to Exhibit 3.2 to the NiSource Inc. Form 8-K filed on May 22, 2008).

(4.1)	Indenture dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.2)	First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.3)	Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.4)	Second Supplemental Indenture, dated as of November 1, 2000 among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Form 10-K for the period ended December 31, 2000).

(4.5)	Indenture, dated November 14, 2000, among NiSource Finance Corp., NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form S-3, dated November 17, 2000 (Registration No. 333-49330)).

(10.1)	NiSource Inc. Nonemployee Director Stock Incentive Plan as amended and restated effective May 13, 2008. * **

(10.2)	NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective May 13, 2008. * **

(10.3)	Amended and Restated NiSource Inc. Directors’ Charitable Gift Program effective May 13, 2008.* **

(10.4)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Form 8-K filed on March 25, 1992). *

(10.5)	NiSource Inc. Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.6)	Form of Change in Control and Termination Agreements and Schedule of Parties to the Agreements (only applicable to O’Donnell following adoption of Exhibit 10.7 below)(incorporated by reference to Exhibit 10.6 to the NiSource Inc. Form 10-K for the period ended December 31, 2005). *

(10.7)	Form of Change in Control and Termination Agreement (applicable to each named executive officer except O’Donnell)(incorporated by reference to Exhibit 10.7 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.8)	Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Form 10-K for the period ended December 31, 2002). *

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF ITEM

(10.9)	NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 8-K filed on December 2, 2005). *

(10.10)	1st Amendment to NiSource Inc. 1994 Long Term Incentive Plan, effective January 22, 2009. * **

(10.11)	Form of Nonqualified Stock Option Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 8-K filed on January 3, 2005). *

(10.12)	Form of Contingent Stock Agreement under the NiSource Inc 1994 Long-Term Incentive Plan. * **

(10.13)	Form of Restricted Stock Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan. * **

(10.14)	NiSource Inc. Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.15)	Bay State Gas Company Supplemental Executive Retirement Plan restated January 1, 1992 (incorporated by reference to Exhibit 10.23 to the NiSource Inc. Form 10-K for the period ended December 31, 2002). *

(10.16)	NiSource Inc. Executive Severance Policy, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to the NiSource Inc. Form 10-K for the period ended December 31, 2007). *

(10.17)	NiSource Inc. 2008 Corporate Incentive Plan effective January 1, 2008. * **

(10.18)	Pension Restoration Plan for NiSource Inc. and Affiliates as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.19)	Savings Restoration Plan for NiSource Inc. and Affiliates as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.20)	Letter Agreement between NiSource Inc. and Michael W. O’Donnell dated July 28, 2004 regarding his benefits under the NiSource Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2004). *

(10.21)	Letter Agreement between NiSource Corporate Services Company and Christopher A. Helms dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005). *

(10.22)	Letter Agreement between NiSource Corporate Services Company and Eileen O’Neill Odum dated November 20, 2007. * **

(10.23)	Letter Agreement between NiSource Corporate Services Company and Jimmy D. Staton dated December 13, 2007. * **

(10.24)	Letter Agreement between NiSource Corporate Services Company and Stephen P. Smith dated May 14, 2008. * **

(10.25)	4-Year Letter of Credit Reimbursement Agreement dated as of February 13, 2004 among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lead Arranger and Lenders party thereto, as Lenders; Barclays Bank Plc, as Administrative Agent and LC Bank, Barclays Capital as Lead Arranger and Barclays Capital as Sole Book Runner (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(10.26)	Amendment Number 1 to 4-Year Letter Of Credit Reimbursement Agreement (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 10-Q for the period ended March 31, 2004).

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF ITEM

(10.27)	Amended and Restated Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent and LC Bank dated July 7, 2006 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-Q for the period ended June 30, 2006).

(10.28)	Amendment No. 1, dated as of September 19, 2008, to the Amended and Restated Revolving Credit Agreement among NiSource Finance Corp, as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, and Barclays Bank PLC as Administrative Agent and LC Bank. **

(10.29)	Note Purchase Agreement, dated August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.30)	Amendment No. 1, dated as of November 10, 2008, to the Note Purchase Agreement by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers whose names appear on the signature page thereto. **

(10.31)	Guaranty of NiSource Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on August 30, 2007).

(10.32)	Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective June 20, 2005 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q for the period ended June 30, 2005).

(10.33)	Amendment #4 to Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective December 1, 2007 (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K for the period ended December 31, 2007).*

(12)	Ratio of Earnings to Fixed Charges. **

(21)	List of Subsidiaries. **

(23)	Consent of Deloitte & Touche LLP. **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
References made to Northern Indiana filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.