Form 10-Q
period 2009-03-31
NISOURCE INC/DE
filed 2009-05-01
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
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
Common Stock, $0.01 Par Value: 274,592,165 shares outstanding at April 30, 2009.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2009

DEFINED TERMS

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission LLC
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.L.C.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
TPC	EnergyUSA-TPC Corp.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARRs	Auction Revenue Rights
ASM	Ancillary Services Market
BART	Best Alternative Retrofit Technology
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
CPCN	Certificate of Public Convenience and Necessity
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DEFINED TERMS (continued)

DOT	United States Department of Transportation
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
EITF No. 02-3	Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
FSP	FASB Staff Position
FSP FAS 107-1 and APB 28-1	FASB Staff Position FAS 107-1 and APB 28-1: Interim Disclosures about Fair Value of Financial Instruments
FSP FAS 115-2 and FAS 124-2	FASB Staff Position FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments
FSP FAS 132(R)-1	FASB Staff Position FAS 132 (R)-1: Employers’ Disclosures About Postretirement Benefit Plan Assets
FSP FAS 140-4 and FIN 46(R)-8	FASB Staff Position FAS 140-4 and FASB Interpretation No. 46(R): Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities
FSP FAS 141(R)-1	FASB Staff Position FAS 141(R)-1: Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies
FSP FAS 157-2	FASB Staff Position FAS 157-2: Effective Date of FASB Statement No. 157
FSP FAS 157-3	FASB Staff Position FAS 157-3: Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active
FSP FAS 157-4	FASB Staff Position FAS 157-4: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
gwh	Gigawatt hours
hp	Horsepower
IDEM	Indiana Department of Environmental Management
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator
mmBtu	million British thermal units
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards

DEFINED TERMS (continued)

NOV	Notice of Violation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
PAL	parking and lending services
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PPUC	Pennsylvania Public Utility Commission
PSC	Public Service Commission
PUCO	Public Utilities Commission of Ohio
RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SEC	Securities and Exchange Commission
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”
SFAS No. 132(R)	Statement of Financial Accounting Standards No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB No. 87, 88, and 106”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”
SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, “Business Combinations”
SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”
SFAS No. 160	Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SFAS No. 161	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133”
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
VaR	Value-at-risk and instrument sensitivity to market factors

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

Three Months Ended March 31, (in millions, except per share amounts)	2009	2008

Net Revenues
Gas Distribution	$1,716.9	$2,229.7
Gas Transportation and Storage	396.2	357.2
Electric	296.8	331.8
Other	310.3	370.0

Gross Revenues	2,720.2	3,288.7
Cost of Sales (excluding depreciation and amortization)	1,654.8	2,248.0

Total Net Revenues	1,065.4	1,040.7

Operating Expenses
Operation and maintenance	478.3	410.1
Depreciation and amortization	143.8	135.6
Impairment and (gain)/loss on sale of assets	(2.0)	(1.5)
Other taxes	103.4	103.6

Total Operating Expenses	723.5	647.8

Equity Earnings in Unconsolidated Affiliates	6.4	2.0

Operating Income	348.3	394.9

Other Income (Deductions)
Interest expense, net	(90.5)	(91.8)
Gain on early extinguishment of long-term debt	3.2	—
Other, net	(4.2)	(1.5)

Total Other Income (Deductions)	(91.5)	(93.3)

Income From Continuing Operations Before Income Taxes	256.8	301.6
Income Taxes	97.5	112.1

Income from Continuing Operations	159.3	189.5

Income (Loss) from Discontinued Operations — net of taxes	(10.7)	6.0
Loss on Disposition of Discontinued Operations — net of taxes	(0.2)	(96.2)

Net Income	$148.4	$99.3

Basic Earnings (Loss) Per Share
Continuing operations	$0.58	$0.69
Discontinued operations	(0.04)	(0.33)

Basic Earnings Per Share	$0.54	$0.36

Diluted Earnings (Loss) Per Share
Continuing operations	$0.58	$0.69
Discontinued operations	(0.04)	(0.33)

Diluted Earnings Per Share	$0.54	$0.36

Dividends Declared Per Common Share	$0.46	$0.46

Basic Average Common Shares Outstanding	274.2	273.9
Diluted Average Common Shares	276.7	275.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions)	2009	2008

ASSETS
Property, Plant and Equipment
Utility Plant	$18,498.2	$18,356.8
Accumulated depreciation and amortization	(8,134.1)	(8,080.8)

Net utility plant	10,364.1	10,276.0

Other property, at cost, less accumulated depreciation	112.6	112.1

Net Property, Plant and Equipment	10,476.7	10,388.1

Investments and Other Assets
Assets of discontinued operations and assets held for sale	46.6	45.8
Unconsolidated affiliates	114.1	86.8
Other investments	115.7	117.9

Total Investments and Other Assets	276.4	250.5

Current Assets
Cash and cash equivalents	135.2	20.6
Restricted cash	316.8	286.6
Accounts receivable (less reserve of $69.8 and $45.3, respectively)	910.7	1,142.5
Gas inventory	87.0	511.8
Underrecovered gas and fuel costs	0.5	180.2
Materials and supplies, at average cost	96.3	95.1
Electric production fuel, at average cost	76.0	63.8
Price risk management assets	173.5	150.4
Exchange gas receivable	257.4	393.8
Regulatory assets	285.8	314.9
Assets of discontinued operations and assets held for sale	2.2	2.0
Prepayments and other	291.0	249.1

Total Current Assets	2,632.4	3,410.8

Other Assets
Price risk management assets	204.2	200.7
Regulatory assets	1,628.2	1,640.4
Goodwill	3,677.3	3,677.3
Intangible assets	327.8	330.6
Postretirement and postemployment benefits assets	9.6	10.3
Deferred charges and other	117.4	123.5

Total Other Assets	5,964.5	5,982.8

Total Assets	$19,350.0	$20,032.2

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	March 31,	December 31,
(in millions, except share amounts)	2009	2008

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 274,500,339 and 274,261,799 shares issued and outstanding, respectively	$2.7	$2.7
Additional paid-in capital	4,023.0	4,020.3
Retained earnings	923.3	901.1
Accumulated other comprehensive loss	(187.2)	(172.0)
Treasury stock	(24.1)	(23.3)

Total Common Stockholders’ Equity	4,737.7	4,728.8
Long-term debt, excluding amounts due within one year	6,451.9	5,943.9

Total Capitalization	11,189.6	10,672.7

Current Liabilities
Current portion of long-term debt	436.0	469.3
Short-term borrowings	—	1,163.5
Accounts payable	531.6	693.3
Dividends declared	63.2	—
Customer deposits	130.7	127.3
Taxes accrued	259.4	206.5
Interest accrued	96.7	120.1
Overrecovered gas and fuel costs	302.5	35.9
Price risk management liabilities	336.0	286.5
Exchange gas payable	339.0	555.5
Deferred revenue	11.0	14.7
Regulatory liabilities	40.2	40.4
Accrued liability for postretirement and postemployment benefits	6.4	6.4
Liabilities of discontinued operations and liabilities held for sale	2.3	1.5
Temporary LIFO liquidation credit	111.3	—
Legal and environmental reserves	322.4	375.1
Other accruals	289.3	487.4

Total Current Liabilities	3,278.0	4,583.4

Other Liabilities and Deferred Credits
Price risk management liabilities	195.4	188.5
Deferred income taxes	1,606.2	1,549.8
Deferred investment tax credits	44.5	46.1
Deferred credits	76.1	76.7
Deferred revenue	6.8	6.2
Accrued liability for postretirement and postemployment benefits	1,248.5	1,238.5
Liabilities of discontinued operations and liabilities held for sale	4.2	4.4
Regulatory liabilities and other removal costs	1,411.2	1,386.1
Asset retirement obligations	125.7	126.0
Other noncurrent liabilities	163.8	153.8

Total Other Liabilities and Deferred Credits	4,882.4	4,776.1

Commitments and Contingencies (Refer to Note 16)	—	—

Total Capitalization and Liabilities	$19,350.0	$20,032.2

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

	2009	2008

Operating Activities
Net Income	$148.4	$99.3
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Gain on Early Extinguishment of Debt	(3.2)	—
Depreciation and Amortization	143.8	135.6
Net Changes in Price Risk Management Assets and Liabilities	(1.7)	(9.6)
Deferred Income Taxes and Investment Tax Credits	23.1	16.7
Deferred Revenue	(3.7)	(16.3)
Stock Compensation Expense	1.6	1.4
Gain on Sale of Assets	(2.0)	(3.2)
Loss on Impairment of Assets	—	1.6
Income from Unconsolidated Affiliates	(6.4)	(1.7)
Loss on Disposition of Discontinued Operations — Net of Taxes	0.2	96.1
Loss (Income) from Discontinued Operations — Net of Taxes	10.7	(6.0)
Amortization of Discount/Premium on Debt	2.1	1.8
AFUDC Equity	0.9	(1.1)
Changes in Assets and Liabilities:
Accounts Receivable	172.1	(152.9)
Inventories	487.7	847.3
Accounts Payable	(161.1)	32.1
Customer Deposits	3.4	1.6
Taxes Accrued	82.0	128.4
Interest Accrued	(23.4)	(9.0)
(Under) Overrecovered Gas and Fuel Costs	446.3	(93.1)
Exchange Gas Receivable/Payable	(80.1)	(44.0)
Other Accruals	(187.4)	(120.9)
Prepayments and Other Current Assets	8.8	3.7
Regulatory Assets/Liabilities	32.3	(36.4)
Postretirement and Postemployment Benefits	11.3	18.8
Deferred Credits	(3.4)	(5.6)
Deferred Charges and Other NonCurrent Assets	11.8	(7.5)
Other Non Current Liabilities	5.7	(29.0)

Net Operating Activities from Continuing Operations	1,119.8	848.1
Net Operating Activities used for Discontinued Operations	(61.9)	(2.1)

Net Cash Flows from Operating Activities	1,057.9	846.0

Investing Activities
Capital Expenditures	(206.9)	(196.9)
Insurance Recoveries	52.0	6.2
Proceeds from Disposition of Assets	2.1	12.5
Restricted Cash	(30.2)	72.1
Other Investing Activities	(20.9)	(1.4)

Net Investing Activities used for Continuing Operations	(203.9)	(107.5)
Net Investing Activities from Discontinued Operations	7.5	2.9

Net Cash Flows used for Investing Activities	(196.4)	(104.6)

Financing Activities
Issuance of Long-Term Debt	581.7	0.9
Retirement of Long-Term Debt	(101.4)	(1.0)
Repurchase of Long-Term Debt	—	(199.0)
Change in Short-Term Debt, Net	(1,163.5)	(436.3)
Issuance of Common Stock	0.2	0.6
Acquisition of Treasury Stock	(0.8)	—
Dividends Paid — Common Stock	(63.1)	(63.1)

Net Cash Flows used for Financing Activities	(746.9)	(697.9)

Increase in cash and cash equivalents from continuing operations	169.0	43.5
Cash contributions to discontinued operations	(54.4)	(0.7)
Cash and cash equivalents at beginning of period	20.6	34.6

Cash and Cash Equivalents at End of Period	$135.2	$77.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these unaudited statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

Three Months Ended March 31, (in millions, net of taxes)	2009	2008

Net Income	$148.4	$99.3
Other comprehensive income (loss)
Net loss on available for sale securities (a)	(1.3)	(1.3)
Net unrealized gains (losses) on cash flow hedges (b)	(14.5)	17.3
Unrecognized pension benefit and other postretirement benefit costs (c)	0.6	(3.6)

Total other comprehensive income (loss)	(15.2)	12.4

Total Comprehensive Income	$133.2	$111.7

(a)	Net unrealized loss on available for sale securities, net of $0.8 million and $0.8 million tax benefit in the first quarter of 2009 and 2008, respectively.

(b)	Net unrealized gain/loss on derivatives qualifying as cash flow hedges, net of $10.2 million tax benefit and $11.9 million tax expense in first quarter of 2009 and 2008, respectively.

(c)	Unrecognized pension benefit and other postretirement benefit costs recorded to accumulated other comprehensive income, net of $0.3 million tax expense and $2.6 tax benefit in first quarter of 2009 and 2008, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
SFAS No. 161 — Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statement with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. NiSource adopted this standard on January 1, 2009. Refer to Note 9, “Risk Management Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
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
SFAS No. 157 became effective for NiSource as of January 1, 2008. The provisions of SFAS No. 157 were applied prospectively, except for the initial impact on the following three items, which were required to be recorded as an adjustment to the opening balance of retained earnings in the year of adoption: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under EITF No. 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price and (3) blockage factor discounts. The adoption of SFAS No. 157 did not have an impact on NiSource’s January 1, 2008 balance of retained earnings.
In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.
In October 2008, the FASB issued FSP FAS 157-3, which clarified the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued.
Refer to Note 10, “Fair Value Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the adoption of SFAS No. 157.
SFAS No. 141R — Business Combinations. In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
In April 2009, the FASB issued FSP FAS 141(R)-1, which amends and clarifies SFAS No. 141 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
FSP FAS 140-4 and FIN 46(R)-8- FASB Staff Position Amendment of FASB Statement No. 140 and FASB Interpretation No. 46(R). In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 to require public entities to provide additional disclosures about transfers of financial assets and to provide additional disclosures related to an entities involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008, with early application encouraged. The adoption of this FSP on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
Recently Issued Accounting Pronouncements
FSP FAS 107-1 and APB 28-1 — FASB Staff Position Amendment of FASB Statement No. 107 and APB Opinion No. 28. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource is currently reviewing the additional disclosure requirements to determine the impact on the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.
FSP FAS 115-2 and FAS 124-2 — FASB Staff Position Amendment of FASB Statement No. 115 and FASB Statement No. 124. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource is currently reviewing the additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.
FSP FAS 132(R)-1 — FASB Staff Position Amendment of FASB Statement No. 132(R)-1. In December 2008, the FASB issued FSP FAS 132(R)-1 to amend SFAS No. 132(R), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. NiSource is currently reviewing the additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.
FSP FAS 157-4 — FASB Staff Position Amendment of FASB Statement No. 157. In April 2009, the FASB issued FSP FAS 157-4 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource is currently reviewing the additional guidance to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.
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

Three Months Ended March 31, (in thousands)	2009	2008

Denominator
Basic average common shares outstanding	274,196	273,922
Dilutive potential common shares
Shares contingently issuable under employee stock plans	2,413	1,271
Shares restricted under employee stock plans	108	174

Diluted Average Common Shares	276,717	275,367

4. Restructuring Activities
In response to the current economic conditions, on February 27, 2009, NiSource announced an organizational restructuring of the Gas Transmission and Storage Operations segment. NiSource is eliminating positions across the 16 state operating territory of Gas Transmission and Storage. The reductions will occur through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment will take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first quarter of 2009,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource recorded a pre-tax restructuring charge of $19.8 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (unaudited), which primarily includes costs related to severance and other employee related costs for approximately 350 employees. NiSource expects this restructuring initiative to be substantially complete by the end of 2009.
Restructuring reserve by restructuring initiative:

	Balance at			Balance at
(in millions)	December 31, 2008	Additions	Benefits Paid	March 31, 2009

Gas Transmission and Storage initiative	—	19.8	(0.8)	19.0

Total	$—	$19.8	$(0.8)	$19.0

5. Gas in Storage
Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. Changes between the temporary LIFO liquidation credits in the amounts of $111.3 million and $472.3 million during the first quarter of 2009 and 2008, respectively, are considered a non-cash activity for the Condensed Statements of Consolidated Cash Flow (unaudited). In addition to the temporary LIFO liquidation credit described above NiSource also has a temporary LIFO liquidation debit of $34.3 million recorded for the first quarter of 2009 for certain gas distribution companies recorded within, “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
6. Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at March 31, 2009 were:

(in millions)
Assets of discontinued operations	Property, plant and	Accounts receivable,
and held for sale:	equipment, net	net	Other assets	Total

Bay State Gas Company	$21.6	$—	$—	$21.6
Lake Erie Land	11.9	—	—	11.9
NiSource Corporate Services	6.2	—	—	6.2
NDC Douglas Properties	4.0	—	1.2	5.2
Columbia Transmission	2.6	—	—	2.6
NiSource Retail Service Corp	0.3	1.0	—	1.3

Total	$46.6	$1.0	$1.2	$48.8

Liabilities of discontinued operations and held for sale:	Debt	Accounts payable	Other liabilities	Total

NDC Douglas Properties	$4.9	$0.4	$0.3	$5.6
NiSource Retail Service Corp	—	0.9	—	0.9

Total	$4.9	$1.3	$0.3	$6.5

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2008 were:

(in millions)
Assets of discontinued	Property, plant and	Accounts receivable,
operations and held for sale:	equipment, net	net	Other assets	Total

Bay State Gas Company	$20.8	$—	$—	$20.8
Lake Erie Land	11.9	—	—	11.9
NiSource Corporate Services	6.2	—	—	6.2
NDC Douglas Properties	4.1	—	1.0	5.1
Columbia Transmission	2.6	—	—	2.6
NiSource Retail Service Corp	0.3	0.9	—	1.2

Total	$45.9	$0.9	$1.0	$47.8

Liabilities of discontinued operations and held for sale:	Debt	Accounts payable	Other liabilities	Total

NDC Douglas Properties	$4.9	$0.2	$0.2	$5.3
NiSource Retail Service Corp	—	0.6	—	0.6

Total	$4.9	$0.8	$0.2	$5.9

Assets classified as discontinued operations or held for sale are no longer depreciated.
On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million, which included $16.1 million in working capital. In the first quarter of 2008, NiSource began accounting for the operations of Whiting Clean Energy as discontinued operations. For the three months ended March 31, 2008, an after tax loss of $32.5 million was included in Loss on Disposition of Discontinued Operations in the Statements of Consolidated Income.
On December 1, 2008, NiSource sold NiSource subsidiaries Northern Utilities and Granite State to Unitil Corporation. The final sale amount was $209.1 million which included $49.1 million in working capital. Under the terms of the transaction, Unitil Corporation acquired Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. For the three months ended March 31, 2008, an after tax loss of $63.5 million was included in Gain (Loss) on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (unaudited). A loss of $0.7 million and income of $6.0 million is included as net income or loss from discontinued operations for the three months ended March 31, 2009 and 2008, respectively.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations and held for sale.
NiSource Corporate Services is continuing to work with several potential buyers to sell its Marble Cliff facility. A third party appraisal was performed in December 2008 with an estimated market value of the property of $6.2 million, which equals the book value. NiSource has accounted for this facility as assets held for sale.
Lake Erie Land, which is wholly-owned by NiSource, is in the process of selling real estate over a 10-year period with a private real estate development group extending through 2016. NiSource estimates the property to be sold to the private developer during the next twelve months and accounts for these assets as assets held for sale.
During the second quarter of 2008, Bay State signed a letter of intent to sell certain assets, including water heater rentals and other service agreements. During April 2009, negotiations with a potential buyer were terminated. NiSource still estimates that the property will be sold within twelve months and therefore, continues to account for these assets as assets held for sale.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource Retail Services, a wholly-owned subsidiary of NiSource, is engaged in a process to sell certain assets. During April 2009 negotiations with a potential buyer were terminated. NiSource still estimates the property to be sold within twelve months and therefore continues to account for these assets as assets held for sale.
Results from discontinued operations from Whiting Clean Energy, Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, NiSource Retail Services, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

Three Months Ended March 31, (in millions)	2009	2008

Revenues from Discontinued Operations	$2.3	$102.3

(Loss) Income from discontinued operations	(17.4)	10.1
Income tax (benefit) expense	(6.7)	4.1

(Loss) Income from Discontinued Operations — net of taxes	$(10.7)	$6.0

Loss on Disposition of Discontinued Operations - net of taxes	$(0.2)	$(96.2)

The loss on disposition of discontinued operations for the three months ended March 31, 2008 include the after tax loss on disposition related to the sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $32.5 million, $48.8 million and $14.8 million, respectively.
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
Changes in NiSource’s liability for asset retirement obligations for the first quarters of 2009 and 2008 are presented in the table below:

Three Months Ended March 31, (in millions)	2009	2008

Balance as of January 1, 2009	$126.0	$128.2
Accretion expense	0.2	0.2
Accretion recorded as a regulatory asset	1.7	1.2
Settlements	(2.2)	—

Balance as of March 31, 2009	$125.7	$129.6

8. Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008, and a settlement agreement was filed on October 24, 2008. In the base rate case, Columbia of Ohio sought recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. The agreement included an annual revenue increase of $47.1 million, and also provides for recovery of costs associated with Columbia of Ohio’s infrastructure rehabilitation program. On December 3, 2008, the PUCO approved the settlement agreement in all material respects, and approved Columbia of Ohio’s proposed rate design. On February 27, 2009, Columbia of Ohio filed an application to adjust its Infrastructure Replacement Program Rider by approximately $15 million covering increased costs for risers and accelerated main replacements. This matter is currently pending.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate in order to collect $82.2 million in PIPP arrearages. On March 3, 2009, Columbia of Ohio’s proposal was approved and became effective.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the PPUC seeking recovery of costs associated with its significant infrastructure rehabilitation program, as well as stabilization of revenues through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement and on October 23, 2008, the PPUC issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts Department of Public Utilities, requesting an increase of $34.6 million. In its filing, Bay State is seeking revenue decoupling, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. This matter is currently pending and expected to be resolved with new rates taking effect in the fourth quarter 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky is seeking enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. This matter is currently pending.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland PSC. On February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. On March 27, 2009, the settlement was approved as filed.
On November 24, 2008 Northern Indiana filed Supplemental Testimony in its annual gas cost recovery proceeding (GCA 10-Cause No. 41338) seeking a cost recovery mechanism for Unaccounted for Gas at current gas prices. Historically, in Indiana, Unaccounted for Gas recovery mechanisms are determined within a base rate proceeding. Intervenors have filed testimony, opposing recovery of Unaccounted for Gas in the gas cost adjustment proceeding and disputing the calculation of Unaccounted for Gas. Evidentiary hearings were held on April 20 and 21, 2009. An order is expected in the third quarter of 2009.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the authority to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The Indiana Finance Authority is seeking bids to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. It is expected that all Indiana gas utilities including Northern Indiana will be delivering a portion of Substitute Natural Gas from this facility. The IURC must approve the final contract.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Columbia of Ohio and Columbia of Pennsylvania completed rate cases in 2008 incorporating significant infrastructure replacement programs and other NiSource gas distribution utilities are currently evaluating requests for increases in rates in order to allow recovery of the additional capital expenditures required for such initiatives. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction.
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint stipulation submitted on behalf of Columbia of Ohio. This stipulation is a result of a process that began on April 13, 2005 with a PUCO ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The stipulation provides for: establishment of accounting for and recovery of costs resulting from the Staff’s investigation; Columbia of Ohio’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this stipulation provides for: Columbia of Ohio’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings. As of March 31, 2009, Columbia of Ohio has approximately $62.1 million in costs associated with the gas riser and customer service line programs recorded as either a regulatory asset or capitalized plant.
On December 28, 2007, Columbia of Ohio entered into a stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The stipulation calls for an accelerated pass back to customers of $36.6 million, occurring from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. The entire requirement of the stipulation was passed back through January 31, 2009. The stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.
On April 23, 2009, Columbia of Kentucky filed an application with the Kentucky PSC to defer pension and other postretirement benefits expenses above those currently subject to collection in rates. If approved, the amount deferred would be approximately $1.2 million for 2009. This matter is currently pending.
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates. If approved, the amount deferred would be approximately $14.6 million for 2009. This matter is currently pending.
Gas Transmission and Storage Operations Regulatory Matters
Eastern Market Expansion Project. On January 14, 2008, the FERC issued an order which granted a certificate to construct the project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The Eastern Market Expansion is projected to add 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is complete and the project was placed in service April 1, 2009.
Appalachian Expansion Project. On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project includes building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is in progress and the project is expected to be in service by the second half of 2009.
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of daily deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion is expected to be available by May 1, 2009 and the remainder will be

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
available no later than the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis with revenue based on market-based rates recently approved by the FERC.
Electric Operations Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008. The case-in-chief was originally filed on August 29, 2008, and amended on December 19, 2008 after the Sugar Creek facility was successfully dispatched into MISO. The filing requests an increase in base rates calculated to produce additional annual gross margin of $85.7 million annually. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. A field hearing to record customer testimony was held on March 3, 2009. The OUCC and intervenors are scheduled to file their cases-in-chief in May 2009. Northern Indiana is scheduled to file its rebuttal testimony in June 2009, and final hearings are planned to begin July 27, 2009. If a settlement agreement is not reached, and the full procedural schedule takes place, it is anticipated that new rates would take effect in early 2010.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $13.2 million and $12.5 million were recognized for electric customers for the first quarters of 2009 and 2008, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first quarter of 2009, non-fuel costs credits of $3.0 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $2.1 million were deferred. In total, for the first quarter of 2009 and 2008, net MISO credits of $0.9 million and costs of $0.9 million, respectively, were deferred. In the base rate case filed in August 2008, Northern Indiana proposed recovery over a three year amortization period of the cumulative amount of charges that will have been deferred by the time a rate order is issued, and a tracker for recovery of these charges on an ongoing basis. As noted below, as part of MISO’s initiation of an ASM, Northern Indiana will also incur non-fuel administrative costs associated with this market. The IURC authorized Northern Indiana to defer the costs associated with participating in the ASM subject to a final determination in a subsequent phase of the same proceeding. The IURC has not yet ruled in the subsequent phase of the ASM proceeding.
Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities, “Joint Petitioners,” filed a request to the IURC to participate in ASM and seek approval of timely cost recovery for the associated costs of participating. On August 13, 2008, the IURC issued a Phase I order, authorizing the Joint Petitioners authority to transfer additional balancing authority functions and to implement the operational changes necessary to participate in the ASM and to seek recovery of modified MISO charge-types via the FAC and to defer certain other MISO charge-types, pending a final determination on the issue of cost recovery in Phase II. This order also created a subdocket for the purpose of further consideration of whether a cost-benefit analysis of participation in MISO or the MISO ASM should be required. Phase II of this proceeding deals with how the Joint Petitioners will approach the ASM, specifically related to cost recovery. The evidentiary hearing for Phase II concluded on February 9, 2009. The market began on January 6, 2009. At this time, Northern Indiana is not yet able to determine what impact the ASM will have on its cash flows.
On November 7, 2008, the FERC issued an order regarding the clarification of a rate mismatch as it pertains to the RSG First Pass calculation. On November 10, 2008, the FERC issued an order indicating that the RSG rates in

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
effect were unjust and unreasonable based on a Section 206 filing that Northern Indiana and Ameren Services Company jointly filed on August, 10, 2007. MISO determined that resettlements are required for all periods from market start to the Section 206 Refund effective date to remedy the rate mismatch. The FERC ordered refunds with interest after August 10, 2007. MISO, in its compliance filing, indicated it will perform another resettlement to recalculate the RSG First Pass Distribution Rate. These resettlements began on March 6, 2009 and will conclude by the first quarter of 2010. As the result of these resettlements, Northern Indiana will see a shift from RSG Second Pass, which is a non fuel charge, as determined from a previous IURC order, to the RSG First Pass Distribution, which is included as part of the fuel cost mechanism. The interim RSG allocation is still subject to rehearing. Northern Indiana does not expect a material impact on the financial statements.
Cost Recovery and Trackers. A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various intervenors, including the OUCC, have taken issue with the allocation of costs included in Northern Indiana’s FAC-80, FAC-81 and FAC-82, which cover the reconciliation of April - December 2008. The IURC has granted a sub-docket to consider such issues in those filings. The intervening parties and Northern Indiana are discussing procedures to eliminate these concerns and to resolve them for the historical periods. There is no procedural schedule established for this sub-docket.
The IURC issued an order on May 28, 2008 approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535 mw CCGT for $330 million in order to help meet capacity needs. The IURC, on February 18, 2009, issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation on Sugar Creek effective on December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%. The terms of recovery of the deferral will be resolved in Northern Indiana’s current rate proceeding. On March 19, 2009, LaPorte County filed a notice of appeal regarding the IURC’s decision.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. During the first quarter of 2009 and 2008, the amount of purchased power costs exceeding the benchmark amounted to $0.8 million and $3.8 million, respectively, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In addition, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana includes the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual ECRM and annual EERM filing six months after construction costs begin. On October 23, 2008, Northern Indiana filed for approval of a revised cost estimate to meet the NOx and SO2 and mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $368 million. This revised cost estimate was approved by the IURC on January 14, 2009. On October 1, 2008, the IURC approved ECR-12 for capital expenditures (net of accumulated depreciation) of $267.7 million. Northern Indiana filed ECR-13 and EER-6 in February 2009, for net capital expenditures and expense of $268.1 million and $18.7 million, respectively. In the electric base rate case, Northern Indiana has proposed that the frequency of the EERM be changed from annual to semi-annual, consistent with the filing of the ECRM. In addition, Northern Indiana proposed that the EERM be used to pass through to ratepayers the cost of any emission allowance purchases and the proceeds of any emission allowance sales.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
9. Risk Management Activities
NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas price volatility and to secure forward natural gas prices. Interest rate swaps are entered into to manage interest rate risk associated with NiSource’s fixed-rate borrowings. In accordance with SFAS No. 133, NiSource designates many of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure natural gas or power for its operational needs. These forward physical contracts are derivatives which qualify for the normal purchase normal sales exception under SFAS No. 133 and do not require mark-to-market accounting. NiSource adopted SFAS No. 161 on January 1, 2009, an amendment to SFAS No. 133, and the disclosures contained in this note regarding NiSource’s use of derivatives are pursuant to the requirement of SFAS No. 133, as amended.
Accounting Policy for Derivative Instruments. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted such as a normal purchase normal sale contract under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.
NiSource uses a variety of derivative instruments (exchange traded futures and options, physical forwards and options, basis contracts, financial commodity swaps, and interest rate swaps) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For derivative contracts that qualify for the normal purchase normal sale exemption under SFAS. No. 133, a contract’s fair value is not recognized in the Consolidated Financial Statements until the contract is settled.
Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income (loss), regulatory assets and liabilities or earnings depending on the designation of the derivative instrument. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive income (loss) and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is no longer probable to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period together with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered or passed back to customers in revenues through rates. When gains and losses are recognized in earnings, they are recognized in cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest-rate risk activities.
Commodity Price Risk Programs. NiSource and NiSource’s utility customers are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. NiSource purchases natural gas for sale and delivery to its retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of NiSource’s utility subsidiaries offer programs where variability in the market price of gas is assumed by the respective utility. The objective of NiSource’s commodity price risk programs is to mitigate this gas cost variability, for NiSource or on behalf of its customers, associated with natural gas purchases by economically hedging the various gas cost components by using a combination of futures,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
options, forward physical contracts, basis swap contracts or other derivative contract. Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These commodity price risk programs and their respective accounting treatment are described below.
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
Northern Indiana, Columbia of Virginia and Columbia of Pennsylvania offer a fixed price program as an alternative to the standard gas cost recovery mechanism. These services provide customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that would be charged in future months. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options are used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts are accounted for as cash flow hedges while some contracts are not. The normal purchase normal sale exemption under SFAS No. 133 is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill in future months at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options are used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts are accounted for as cash flow hedges while some contracts are not. The normal purchase normal sale exemption under SFAS No. 133 is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.
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
The operations of TPC primarily involve commercial and industrial gas sales, whereby TPC utilizes gas derivatives to hedge its expected future gas purchases. These derivatives associated with commercial and industrial gas sales are accounted for as cash flow hedges. TPC enters into forward physical sales contracts of natural gas with customers. These forward physical sales contracts are derivatives which qualify for, and for which TPC has elected, the normal purchase normal sales exception under SFAS No. 133 and do not require mark-to-market accounting.
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
Commodity price risk program derivative contracted gross volumes are as follows:

	March 31, 2009	December 31, 2008

Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	23.3	31.2

PPS program derivatives (MMDth)	2.0	1.9

DependaBill program derivatives (MMDth)	0.2	0.3

Regulatory incentive program derivatives (MMDth)	7.6	2.9

Gas marketing program derivatives (MMDth) (a)	78.3	84.4

Electric energy program FTR derivatives (mw)	4,408	8,068

(a)	Basis contract volumes were 80.3 (MMDth) and 83.5 (MMDth) as of March 31, 2009 and December 31, 2008, respectively.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance Corp. has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of March 31, 2009, NiSource had $6.9 billion of outstanding debt, of which $1.1 billion is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt’s fair value is measured pursuant to SFAS No. 133. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Contemporaneously with the issuance on September 16, 2005 of the 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of March 31, 2009, $15.6 million is in accumulated other comprehensive loss related to forward starting interest rate swap settlement.
NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

	Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
		2009	2008		2009	2008
(in millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Commodity price risk programs	Price risk management assets (current)	$172.3	$143.5	Price risk management liabilities (current)	$285.3	$233.6
	Price risk management assets (noncurrent)	111.6	104.9	Price risk management liabilities (noncurrent)	$189.8	171.4
Interest rate risk activities	Price risk management assets (noncurrent)	92.6	95.8	Price risk management liabilities (noncurrent)	—	—

Total derivatives designated as hedging instruments under SFAS No. 133		$376.5	$344.2		$475.1	$405.0

Derivatives not designated as hedging instruments under SFAS No. 133

Commodity price risk programs	Price risk management assets (current)	$1.2	$6.9	Price risk management liabilities (current)	$50.7	$52.9
	Price risk management assets (noncurrent)	—	—	Price risk management liabilities (noncurrent)	5.6	17.1

Total derivatives not designated as hedging instruments under SFAS No. 133		$1.2	$6.9		$56.3	$70.0

Total Derivatives		$377.7	$351.1		$531.4	$475.0

The effect of derivative instruments on the Condensed Statement of Consolidated Income (unaudited) were:
Derivatives in Cash Flow Hedging Relationships

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Three Months Ended, (in millions)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
Derivatives in SFAS No. 133	Portion)		Reclassified from AOCI	Portion)
Cash Flow Hedging	March 31,	March 31,	into Income (Effective	March 31,	March 31,
Relationships	2009	2008	Portion)	2009	2008

Commodity price risk programs	$(14.9)	$16.9	Cost of Sales	$(43.8)	$9.2
Interest rate risk activities	0.4	0.4	Interest expense, net	(0.4)	(0.4)

Total	$(14.5)	$17.3		$(44.2)	$8.8

Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Income of Derivative
	Recognized in Income on	(Ineffective Portion and Amount
	Derivative (Ineffective Portion	Excluded from Effectiveness
Derivatives in SFAS No. 133 Cash Flow	and Amount Excluded from	Testing)
Hedging Relationships	Effectivness Testing)	March 31, 2009	March 31, 2008

Commodity price risk programs	Cost of Sales	$—	$(0.1)
Interest rate risk activities	Interest expense, net	—	—

Total		$—	$(0.1)

During first quarter of 2009 and 2008, NiSource did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $79.3 million of loss, net of taxes.

Derivatives in Fair Value Hedging Relationships

Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in SFAS No. 133 Fair	Location of Gain (Loss) Recognized in	in Income on Derivatives
Value Hedging Relationships	Income on Derivatives	March 31, 2009	March 31, 2008

Interest rate risk activites	Interest expense, net	$7.1	$0.3

Total		$7.1	$0.3

Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in SFAS No. 133	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Fair Value Hedge Relationships	Income on Related Hedged Item	March 31, 2009	March 31, 2008

Fixed-rate debt	Interest expense, net	$(7.1)	$(0.3)

Total		$(7.1)	$(0.3)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Derivatives not designated as hedging instruments under SFAS No. 133
Three Months Ended, (in millions)

		Amount of Realized/Unrealized Gain (Loss)
	Location of Gain	Recognized in Income on
Derivatives Not Designated	(Loss) Recognized in	Derivatives
as Hedging Instruments	Income on	March 31,	March 31,
under SFAS No. 133	Derivatives	2009	2008

Commodity price risk programs	Gas Distribution revenues	(61.2)	(16.2)
Commodity price risk programs	Cost of Sales	(1.9)	0.2

Total		(63.1)	(16.0)

NiSource’s derivative instruments measured at fair value under SFAS No. 133 as of March 31, 2009 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that meet the definition of a derivative for which NiSource has elected the normal purchase normal sale exemption. These agreements are exempt from the requirement of SFAS No. 133 and are not measured at fair value. Certain of these agreements do contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard and Poor’s or below Baa3 by Moody’s. The collateral requirement from a downgrade for these normal purchase normal sale agreements below the ratings trigger levels would amount to approximately $1.9 million as of March 31, 2009.
NiSource had approximately $316.2 million and $285.5 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within, “Restricted cash,” on the Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2009 and December 31, 2008, respectively.
10. Fair Value Assets and Liabilities
Fair Value Measurements. NiSource adopted the provisions of SFAS No. 157 for financial assets and liabilities on January 1, 2008 and the effective date provision for non-financial assets and liabilities delayed by the issuance of FSP FAS 157-2 on January 1, 2009. There was no impact on retained earnings as a result of the adoption.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Recurring Fair Value Measurements. The following table presents financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2009:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	March 31, 2009

Assets
Price risk management assets	$274.4	$102.3	$1.0	$377.7
Available-for-sale securities	28.6	39.6	—	68.2

Total	$303.0	$141.9	$1.0	$445.9

Liabilities
Price risk management liabilities	$505.8	$25.3	$0.3	$531.4

Total	$505.8	$25.3	$0.3	$531.4

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the period ended March 31, 2009:

	Financial
(in millions)	Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2009	$2.6	$1.6	$4.2

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	—	0.2	0.2
Purchases, issuances and settlements (net)	(1.7)	(2.0)	(3.7)

Balance as of March 31, 2009	$0.9	$(0.2)	$0.7

Change in unrealized gains/(losses) relating to instruments still held as of March 31, 2009	$—	$0.2	$0.2

As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These rights help Northern Indiana offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are valued utilizing forecasted congestion source and sink prices in the Day Ahead market. They are classified as Level 3 and reflected in the table above. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. Northern Indiana also writes options for regulatory incentive purposes which are also considered Level 3 valuations and accounted for in accordance with SFAS No. 71. Realized gains and losses for these Level 3 recurring items are included in income within “Cost of Sales” on the Condensed Statements of Consolidated Income (unaudited). Unrealized gains and losses from Level 3 recurring items are included within, Regulatory assets or Regulatory liabilities, on the Condensed Consolidated Balance Sheets (unaudited).
Non-recurring Fair Value Measurements. There were no non-recurring fair value measurements in the quarter ended March 31, 2009.
11. Goodwill
NiSource’s goodwill at March 31, 2009 was $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill balance also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas.
NiSource’s last goodwill impairment test occurred at June 30, 2008 which indicated no impairment charge was required. NiSource continually monitors potential indicators of impairment to determine if any triggering events are present that would require an impairment test more frequently than the annual test. As of March 31, 2009, NiSource’s market capitalization was approximately $2.7 billion, while NiSource’s net assets, inclusive of goodwill, were $4.7 billion. NiSource’s market capitalization at June 30, 2008 of approximately $4.9 billion was above NiSource’s net asset value when the annual impairment test was performed. In accordance with paragraph 28 of SFAS No. 142, NiSource considered whether there were any events or changes in circumstances during the first quarter of 2009 that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted which would require goodwill impairment testing during the first quarter.
NiSource attributes the decline in its market capitalization primarily to the overall stock market decline resulting from the credit crisis taking place in the United States and globally, and not any fundamental change in NiSource’s regulated gas distribution and gas transmission and storage businesses that comprise the reporting units for which goodwill is attributable. NiSource’s stock price declined 10.7% at March 31, 2009 as compared to December 31, 2008, performing slightly better than the Dow Jones Industrial Average and Dow Jones Utility Average which declined 13.3% and 11.2%, respectively, during the three-month period. Given the lack of fundamental changes in

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the underlying businesses that carry goodwill, NiSource does not believe the decline in its stock price and the reasons for that decline are indicative of an actual decline in the company’s fair value of the assets.
NiSource’s reportable entities with goodwill consist of regulated companies. Regulated recovery rates and approved rate of returns allow for more predictable and steady streams of revenues and cash flows which help mitigate the impacts that might otherwise be felt from the recessionary trends seen in other industries and also adds more reliability to the cash flow forecasts used to calculate fair value. It should also be noted that NiSource has demonstrated the ability to obtain credit. In the first quarter of 2009, NiSource was able to issue debt and address most of its liquidity needs for the current year, further indicating there is no fundamental issue with the underlying businesses. Refer to Note 14, “Long-Term Debt,” for discussion on the issuance of long-term debt during the quarter.
12. Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2009 and 2008, respectively, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarter ended March 31, 2009 and March 31, 2008 were 38.0% and 37.2%, respectively. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The 0.8% increase in the effective tax rate in the first quarter of 2009 versus the first quarter of 2008 is due primarily to a reduction in estimated Section 199 deductions as a result of lower projected taxable income for 2009, and an increase in tax expense related to AFUDC-Equity and certain depreciation differences. Both periods included adjustments for discrete items which increased tax expense by $1.9 million in the first quarter of 2009 and $2.2 million in the first quarter of 2008.
On March 31, 2008, the governor of West Virginia signed legislation that phases in a reduction in income tax rates from the then current rate of 8.75% to 6.5% over the years 2009 through 2014. The 8.5% West Virginia tax rate that became effective on January 1, 2009 is reflected in current period income tax expense.
On July 3, 2008, the Governor of Massachusetts signed into law a bill that significantly changed the Massachusetts corporate income tax regime. Under the new law, which became effective for tax years beginning on or after January 1, 2009, NiSource calculates its Massachusetts income tax liability on a unitary basis, meaning that the income tax obligation to the Commonwealth of Massachusetts is determined based on an apportioned share of all of NiSource’s income, rather than just the income of NiSource’s subsidiaries doing business in Massachusetts. Because of NiSource’s substantial operations outside of Massachusetts, the new law had the impact of reducing the deferred income tax liability to Massachusetts. In accordance with SFAS No. 109, NiSource recognized the impact of this tax law change in the third quarter of 2008. First quarter 2009 income tax expense reflects the impact of the new law on a going forward basis.
There have been no material changes in 2009 to NiSource’s FIN 48 liabilities since December 31, 2008.
13. Pension and Other Postretirement Benefits
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource expects to make contributions of approximately $104.2 million to its pension plans and approximately $52.9 million to its postretirement medical and life plans in 2009, which could change depending on market conditions. Through March 31, 2009, NiSource has contributed $4.9 million to its pension plans and $11.9 million to its other postretirement benefit plans.
The following table provides the components of the plans’ net periodic benefits cost for the first quarter of 2009 and 2008:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2009	2008	2009	2008

Components of Net Periodic Benefit Cost
Service cost	$9.0	$9.3	$2.2	$2.4
Interest cost	35.8	33.1	11.9	11.9
Expected return on assets	(30.5)	(48.5)	(4.2)	(6.3)
Amortization of transitional obligation	—	—	2.0	2.0
Amortization of prior service cost	1.0	1.1	0.3	0.2
Recognized actuarial loss	16.4	0.3	1.9	1.0

Total Net Periodic Benefits Cost	$31.7	$(4.7)	$14.1	$11.2

The significant increase in pension cost for 2009 is due to a $797.7 million, or 35.6%, reduction in pension plan assets in 2008 due to a 30.3% negative return on assets for the year resulting from the overall market decline and benefit payments of $165.9 million made during 2008. For the quarters ended March 31, 2009 and 2008, pension and other postretirement benefit cost of approximately $12.3 million and income of $1.1 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.
14. Long-Term Debt
On March 31, 2009, NiSource Finance announced that it was commencing a cash tender offer for up to $300 million aggregate principal amount of its outstanding 7.875% Notes due 2010. The aggregate principal amount of notes tendered on April 28, 2009 was approximately $250.6 million.
On March 9, 2009, NiSource Finance issued $600.0 million of 10.75% unsecured notes that mature March 15, 2016.
During February 2009, NiSource negotiated a two-year bank term loan with a syndicate of banks maturing in February 2011. Borrowings under the term loan have an effective cost of LIBOR plus 538 basis points. The initial closing occurred on February 13, 2009 under which NiSource received bank commitments of $265 million. The final closing occurred on April 9, 2009 with aggregate funding totaling $385 million. The new term loan matures on February 11, 2011.
During January 2009, NiSource repurchased $32.4 million of the $450.0 million floating rate notes scheduled to mature in November 2009 and $67.6 million of the $1.0 billion 7.875% unsecured notes scheduled to mature in November 2010.
15. Share-Based Compensation
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At March 31, 2009, there were 27,207,605 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $1.6 million and related tax benefits of $0.6 million during the first three months of both 2009 and 2008.
As of March 31, 2009, the total remaining unrecognized compensation cost related to nonvested awards amounted to $19.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.
Stock Options. As of March 31, 2009, approximately 4.7 million options were outstanding and exercisable with a weighted average option price of $22.62.
Restricted Awards. On March 24, 2009, 308,496 restricted stock units subject to service conditions were granted. The grant date fair-value of the restricted units was $3.0 million, based on the average market price of NiSource’s common stock at the date of grant of $10.15, which will be expensed net of forfeitures ratably over the three year requisite service period. The service conditions lapse on January 31, 2012 when 100% of the shares vest. If the employee terminates employment before January 31, 2012 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of March 31, 2009, 541,304 nonvested restricted stock units were granted and outstanding.
Contingent Stock Units. On March 24, 2009, 925,490 contingent stock units subject to performance conditions were granted. The grant date fair-value of the award was $9.1 million, based on the average market price of NiSource’s common stock at the date of grant of $10.15 which will be expensed net of forfeitures over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2012 when 100% of the shares vest. If the employee terminates employment before January 31, 2012 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of March 31, 2009, 1,700,485 nonvested contingent stock units were granted and outstanding.
Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan in January 2004. The total shareholder return measures established were not met; therefore these grants do not have an accelerated vesting period. At March 31, 2009, NiSource had 276,614 awards outstanding which contained the time-accelerated provisions.
Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. Effective March 25, 2008, the Board approved an amendment to the vesting provisions of the plan such that all outstanding grants and future grants of restricted stock units will vest immediately. The plan requires that restricted stock units be distributed to the directors after their separation from the Board. As of March 31, 2009, 89,860 restricted shares and 251,992 restricted stock units had been issued under the Plan.
16. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at March 31, 2009 and the years in which they expire were:

(in millions)	Total	2009	2010	2011	2012	2013	After

Guarantees of subsidiaries debt	$6,314.0	$427.6	$932.4	$—	$315.0	$545.0	$4,094.0
Guarantees supporting commodity transactions of subsidiaries	460.9	280.2	176.3	—	—	—	4.4
Letters of credit	290.3	11.0	263.9	14.4	—	—	1.0
Other guarantees	841.6	61.7	2.9	—	15.6	225.4	536.0

Total commercial commitments	$7,906.8	$780.5	$1,375.5	$14.4	$330.6	$770.4	$4,635.4

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $6.3 billion of debt for various wholly-owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2009. The subsidiaries are required to comply with certain financial covenants under the debt instruments and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $460.9 million of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. During September 2008, NiSource Finance entered into a new $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that was originally due to expire on March 23, 2009. However, on February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan. At March 31, 2009, NiSource had no short-term borrowings outstanding under its credit facility and has issued stand-by letters of credit of approximately $290.3 million for the benefit of third parties.
Other Guarantees or Obligations. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2009.
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
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. As of March 31, 2009, Millennium owed $798.9

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
million under the financing agreements, of which NiSource guaranteed $379.5 million. NiSource recorded an accrued liability of approximately $7.6 million related to the fair value of this guarantee. The permanent financing for Millennium is expected to be completed when debt capital market conditions improve. In the interim, Millennium will continue to be funded by the $800 million credit agreement, which extends through August 2010.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of March 31, 2009, Hardy Storage owed $123.4 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million which is 50% of the amount borrowed.
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
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the defendants petition for appeal. On August 22, 2008, Defendants filed their petitions to the United States Supreme Court for writ of certiorari. The Plaintiffs filed their response on September 22, 2008. On September 19, 2008, the West Virginia Supreme Court issued an order extending the stay of the judgment until proceedings before the United States Supreme Court are fully concluded. Given the West Virginia Court’s refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the West Virginia Circuit Court for Roane County, West Virginia, preliminarily approved a settlement agreement with a total settlement amount of $380 million. The settlement received final approval by the Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource has complied with its obligations under the settlement agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement. The trial court entered its order discharging the judgment on January 20, 2009. The Court is supervising the administration of the settlement proceeds. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.

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
A reserve of $81.6 million and $73.1 million has been recorded as of March 31, 2009 and December 31, 2008, respectively, to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on many factors including currently enacted laws and regulations, existing technology and estimated site-specific costs whereby assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. NiSource’s estimated environmental remediation liability will be refined as events in the remediation process occur. Actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Certain NiSource affiliates engage in efforts to voluntarily report and reduce their greenhouse gas emissions. On April 2, 2007, in Massachusetts v. EPA, the Supreme Court ruled that the EPA does have authority under the CAA to regulate emissions of greenhouse gases if it is determined that greenhouse gases have a negative impact on human health or the environment. On April 17, 2009, the EPA issued a proposed rule, which would make the following findings: (a) that greenhouse gases in the atmosphere endanger the public health and welfare within the meaning of the CAA and (b) that emissions of carbon dioxide and other greenhouse gases from new motor vehicles contribute to the mix of greenhouse gases in the atmosphere. The EPA is soliciting public comments on this new rule, which could become final in 2009. Although the EPA’s proposed findings deal only with new motor vehicles, the proposed rule could be a precursor for the regulation of other greenhouse gas sources by the EPA under the CAA. In addition, draft legislation has been developed in both the U.S. House of Representatives and the U.S. Senate. NiSource will continue to monitor and participate in developments related to efforts to potentially regulate greenhouse gas emissions.
The EPA proposed a mandatory greenhouse gas reporting rule on March 10, 2009, that would require reporting of greenhouse gas emissions from large sources. The emission information collected would be used by the EPA to develop comprehensive and accurate data relevant to future climate policy decisions, including potential future regulation of greenhouse gases. According to the proposal, data collection would begin January 1, 2010, with first reports due to the EPA on March 31, 2011. NiSource will continue to monitor development of this rule.
On February 25, 2009, the EPA proposed national emission standards for hazardous air pollutants for stationary reciprocating internal combustion engines that are not already covered by earlier EPA regulation. The proposed rule would impact smaller engines and impose a variety of additional requirements depending on the size and type of engine. In accordance with a consent decree, the proposed rule is scheduled to be finalized by February 10, 2010, with compliance generally required three years later. NiSource will continue to closely monitor developments in this matter and cannot estimate the cost of compliance at this time.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On March 29, 2007, the EPA signed a rule to govern implementation of the NAAQS for particulate matter (PM-2.5) that the EPA promulgated in 1997. The rule addresses a wide range of issues, including state rulemaking requirements as well as attainment demonstration requirements and deadlines. States must evaluate potential reduction measures for the emission of particulate matter and its precursors such as SO2 and NOx. The rule includes a conditional presumption that, for power plants subject to the CAIR, compliance with CAIR would satisfy Reasonably Available Control Measures and Reasonably Available Control Technology requirements for SO2 and NOx. States were required to submit attainment SIPs in April 2008. Also, on September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter. The final rule increased the stringency of the current fine particulate (PM2.5) standard, added a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter), and revoked the annual PM10 standards while retaining the 24-hour PM10 standards. The EPA rule designating areas not meeting the new fine particulate matter standards was signed December 22, 2008, and expected to be effective in 2009. The SIPs detailing how states will reduce emissions to meet the NAAQS will be due three years later in order to meet attainment by 2014 with a possible five year extension to 2019. On February 24, 2009, the D.C. Circuit struck down the primary annual and secondary PM2.5 NAAQS promulgated by the EPA in 2006 (American Farm Bureau Federation, et al. v. EPA). These standards have been remanded to the EPA for reconsideration. The court denied the petitions to review the primary daily and annual standards for PM10. These standards are not vacated (i.e., they are still in effect, but must be reconsidered by the EPA). These actions could require further reductions in NOx emissions from various emission sources in and near nonattainment areas, including reductions from Gas Transmission and Storage Operations. NiSource will continue to closely monitor developments in these matters and cannot estimate the timing or cost of emission controls at this time.
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
A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors are the current or former owner. The program has identified up to 84 such sites and initial investigations have been conducted at 52 sites. Additional investigation activities have been completed or are in progress at 50 sites and remedial measures have been implemented or completed at 30 sites. This effort includes the sites contained in the January 2004 Indiana Voluntary Remediation Program agreements between the IDEM and Northern Indiana, Kokomo Gas, and other Indiana utilities. Only those site investigation, characterization and remediation costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5. As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the SEC’s SAB No. 92, SFAS No. 5 and SOP 96-1.
Gas Transmission and Storage Operations. Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA AOC. The 1995 AOC covered 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Field characterization has been performed at all sites. Site characterization reports and remediation plans, which must be submitted to the EPA for approval, are in various stages of development and completion. Remediation has been completed at the mercury measurement stations, liquid removal point sites, storage well locations and all but 48 of the 245 facilities. The AOC was amended in 2008 to facilitate payment of EPA oversight costs and to remove all but the remaining 48 facilities from the AOC.
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
On February 21, 2007, PADEP provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. PADEP’s proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. The site was remediated via an EPA approved Remedial Action Work Plan in the summer of 2008. The PADEP had provided written notification that it would not attempt to stop the EPA approved work and would seek the aforementioned Order after the remedy is completed. On January 6, 2009, PADEP provided Columbia Transmission with a Consent Assessment of Civil Penalty seeking a civil penalty of $700 thousand for alleged violations of the Clean Streams Law. On April 23, 2009, PADEP sent Columbia Transmission an NOV. This NOV alleged the same violations as the January 6, 2009 Consent Assessment of Civil Penalty, but it also included violations of the Clean Streams Law that had allegedly been observed during a February 16, 2009 site inspection. The NOV increased the amount of PADEP’s settlement demand to $1 million. Columbia intends to seek clarification from PADEP regarding the proposed penalty.
Electric Operations.
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction and combustion control NOx reduction technology at its active generating stations and is currently in compliance with the NOx requirements. In implementing the NOx compliance plan, Northern Indiana has expended approximately $315.3 million as of March 31, 2009.
Implementation of the fine particulate matter and ozone NAAQS has the potential to require imposition of additional controls on coal-fired boilers. On April 15, 2004, the EPA finalized the eight-hour ozone nonattainment area designations for the 1997 eight-hour ozone NAAQS and designated Lake, Porter, and LaPorte counties as nonattainment of the standard. This triggered a multi-year process for development of rules specifying compliance level, compliance deadline, and necessary controls to be implemented within nonattainment areas. Local ozone air quality improved in these three counties, and LaPorte County was redesignated to attainment of the eight-hour ozone NAAQS effective January 28, 2008. IDEM is also recommending Lake and Porter counties be redesignated to attainment with the 1997 standard because of improved air quality during the most recent averaging period. However, the March 12, 2008 EPA tightening of the eight-hour ozone NAAQS may result in Lake, Porter and LaPorte counties again being designated as nonattainment of the new 2008 ozone NAAQS. As discussed above under “General,” the EPA ozone NAAQS revision could lead to additional emission reductions of NOx, an ozone precursor, from facilities owned by Northern Indiana. Northern Indiana will closely monitor developments in these matters and cannot at this time estimate the timing or cost of emission controls that may eventually be required.
Also, in 2005 Lake and Porter counties were designated nonattainment for fine particulate matter. Similar to ozone, local particulate matter air quality improved and IDEM submitted an attainment SIP that is awaiting EPA approval. Northern Indiana will continue to closely monitor developments in these matters and cannot predict the outcome or impact of the EPA action at this time.
On September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter. The EPA rule designating areas not meeting the new (2006) fine particulate matter standards was signed December 22, 2008, and expected to be effective in 2009. The SIPs detailing how states will reduce emissions to meet the NAAQS in these areas will be due three years later with attainment due by 2014 and a possible five year extension to 2019. The SIPs developed to meet this standard could impact the emission control requirements for coal-fired boilers including Northern Indiana’s electric generating stations. Northern Indiana will continue to closely monitor developments in these matters and cannot estimate the impact, timing or cost of emission controls at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On October 15, 2008, the EPA announced its first strengthening of the NAAQS for lead in 30 years by tightening the standards from the current 1.5 micrograms per cubic meter to 0.15 micrograms per cubic meter and changing both the calculation method and averaging time. Also included are provisions for the EPA to improve the existing lead monitoring network by requiring placement of monitors in areas with industrial facilities that emit one or more tons per year of lead. Designations of whether or not areas meet the standards are to be finalized by January 2012 with the state plans for reducing emissions to meet the standards due in June 2013 and compliance by January 2017. Northern Indiana is unable to predict the outcome of this action at this time.
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
On October 3, 2007, the Indiana Air Pollution Control Board adopted, with minor changes from the EPA CAMR, the state rule to implement EPA’s CAMR. The rule became effective on February 3, 2008, with compliance required in 2010. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules addressing utility mercury emissions that are the stimulus for the Indiana Air Pollution Control Board’s CAMR. The first is the EPA’s rule delisting coal and oil-fired electric generating units from the list of sources whose emissions are regulated under section 112 of the CAA, 42 U.S.C. § 7412. Revision of December 2000 Regulatory Finding (“Delisting Rule”), 70 Fed. Reg. 15,994 (March 29, 2005). The second is the EPA’s rule that set performance standards for new coal-fired electric generating units and established total mercury emission limits for states along with a cap-and-trade program for new and existing coal-fired electric generating units. Standards of Performance for New and Existing Stationary Sources: Electric Utility Steam Generating Units (“CAMR”), 70 Fed. Reg. 28,606 (May 18, 2005). In response to the vacatur, the EPA is pursuing a new Section 112 rulemaking to establish Maximum Achievable Control Technology standards for electric utilities. The EPA’s response to this decision will affect the implementation and timing of the installation of controls to address potential reduction obligations for mercury and other pollutants subject to the section 112 rulemaking. Northern Indiana will closely monitor developments regarding any further action by the EPA and subsequent regulatory developments from the EPA and/or the Indiana Air Pollution Control Board in this matter.
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
On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. On January 25, 2007, the Second Circuit in a court decision on the Phase II 316(b) Rule, remanded for EPA reconsideration the options providing flexibility for meeting the requirements of the rule. On March 20, 2007, the EPA issued a guidance memo advising its Regional Administrators that the Agency considers the Phase II 316(b) Rule governing cooling water withdrawals suspended. On July 5, 2007, the Second Circuit Court of appeals denied the petitions for rehearing that had asked the court to reconsider its remand of the Phase II 316(b) Rule. On July 9, 2007, the EPA published a notice in the Federal Register suspending the Phase II Rule. The notice explained that the EPA is not accepting comments on the suspension and notes that “best professional judgment” is to be used in making 316(b) decisions.
Various parties submitted petitions for a writ of certiorari to the U.S. Supreme Court in early November 2007 seeking to reverse the Second Circuit Court’s decision. On April 1, 2009, the Supreme Court issued their ruling reversing and remanding the Second Circuit’s ruling. The case, Entergy Corp. v. Riverkeeper, Inc., determined that the EPA did not overstep its authority when it adopted national performance standards utilizing cost-benefit analyses. The matter will go back to the 2nd Circuit U.S. Court of Appeals for further proceedings. The EPA will propose a revised 316(b) rule or provide guidance to address the impact of the court decision. Northern Indiana will continue to closely monitor this activity and cannot estimate the costs associated with the ultimate outcome at this time.
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
On March 31, 2005, the EPA and Northern Indiana entered into an AOC under the authority of Section 3008(h) of the RCRA for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. The process to complete investigation and select appropriate remediation activities is ongoing. A reserve has been established to fund the remedial measures proposed to the EPA. The final costs of cleanup could change based on EPA review.
On September 13, 2006, IDEM advised Northern Indiana that further investigation of historic releases from two previously removed underground storage tanks at the Schahfer Generating Station would need to be investigated. Northern Indiana completed an investigation of potentially impacted soils and groundwater and submitted results to the IDEM Leaking Underground Storage Tank section.
Coal Combustion Products. The Federal government continues to show interest in developing regulations covering coal combustion waste products. Subsequent to the December 22, 2008 dike collapse at a Tennessee Valley Authority ash pond, congressional hearings were held on the issue. Legislation regulating coal ash pursuant to the Surface Mining Control and Reclamation Act was introduced and the EPA is reviewing its previous determination that federal regulation of coal ash as a RCRA Subtitle C hazardous waste is not appropriate. Northern Indiana will monitor future regulatory actions and cannot estimate the potential financial impact at this time.
Renewable Portfolio Legislation. In 2009, the two Houses of the Indiana General Assembly passed different versions of a bill requiring electric utilities to implement a renewable portfolio standard. The versions are currently before a conference committee. If enacted, the renewable portfolio legislation would require Northern Indiana to obtain specified portions of its power from renewable sources by targeted dates. In addition to the Indiana legislation, Congress is considering legislation to create a Federal renewable portfolio standard. Either the Indiana or the Federal legislation could result in additional expense or compliance costs that may not be fully recoverable from customers and, as such, could materially impact Northern Indiana’s financial results. The cost impact of any new or amended legislation would depend upon the specific requirements enacted and cannot be determined at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
17. Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss, which is included in “Common Stockholders’ Equity,” on the Condensed Consolidated Balance Sheets (unaudited).

	March 31,	December 31,
(in millions)	2009	2008

Other comprehensive loss, before taxes:
Unrealized (losses) gains on securities	$(1.7)	0.4
Tax benefit on unrealized gains on securities	0.8	—
Unrealized losses on cash flow hedges	(256.8)	(232.1)
Tax benefit on unrealized gains on cash flow hedges	102.5	92.3
Unrecognized pension benefit and OPEB costs	(51.8)	(52.7)
Tax benefit on unrecognized pension benefit and OPEB costs	19.8	20.1

Total Accumulated Other Comprehensive Loss, net of taxes	$(187.2)	$(172.0)

Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420 million with seven counterparties. In accordance with paragraph 121 of SFAS No. 130, Columbia Transmission recorded an unrecognized loss of $24.8 million as a decrease in its investment in Millennium and a corresponding decrease in accumulated other comprehensive income, representing its ownership portion of the fair value of these swaps as of March 31, 2009.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended March 31, (in millions)	2009	2008

REVENUES
Gas Distribution Operations
Unaffiliated	$1,947.6	$2,439.1
Intersegment	5.7	7.1

Total	1,953.3	2,446.2

Gas Transmission and Storage Operations
Unaffiliated	182.2	168.3
Intersegment	60.1	63.0

Total	242.3	231.3

Electric Operations
Unaffiliated	298.2	332.8
Intersegment	0.2	0.2

Total	298.4	333.0

Other Operations
Unaffiliated	291.5	346.1
Intersegment	7.8	13.2

Total	299.3	359.3

Adjustments and eliminations	(73.1)	(81.1)

Consolidated Revenues	$2,720.2	$3,288.7

Operating Income (Loss)
Gas Distribution Operations	$243.2	$255.0
Gas Transmission and Storage Operations	92.9	104.8
Electric Operations	17.3	38.4
Other Operations	(1.4)	(0.5)
Corporate	(3.7)	(2.8)

Consolidated Operating Income	$348.3	$394.9

19. Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008:

Three Months Ended March 31, (in millions)	2009	2008

Supplemental Disclosures of Cash Flow Information
Non-Cash transactions changes in accrued plant in service and other items	$(13.6)	$(13.1)
Schedule of interest and income taxes paid
Cash paid for interest	113.0	104.5
Interest capitalized	1.1	5.5
Cash paid for income taxes	—	2.0

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
The following Management’s Discussion and Analysis should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
CONSOLIDATED REVIEW
Executive Summary
NiSource is an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are engaged in the transmission, storage and distribution of natural gas in the high-demand energy corridor stretching from the Gulf Coast through the Midwest to New England and the generation, transmission and distribution of electricity in Indiana. NiSource generates virtually 100% of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales and transportation services are more significant than in other months.
For the three months ended March 31, 2009, NiSource reported income from continuing operations of $159.3 million, or $0.58 per basic share, a decrease of $30.2 million, or $0.11 per basic share reported for the same period in 2008.
Decreases in income from continuing operations were due primarily to the following items:
•	Employee and administrative expenses increased $31.7 million across NiSource’s business segments resulting from increased pension expense of approximately $25 million. The increase in pension expense for 2009 is primarily due to a $797.7 million reduction in pension plan assets in 2008. Pension plan assets declined as a result of a 30.3% negative return on assets for the year due to the overall market decline and benefit payments of $165.9 million made during 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	NiSource’s Gas Transmission and Storage Operations segment recorded a $19.8 million restructuring charge.

•	Depreciation and amortization expense increased $8.2 million partially due to the purchase of Sugar Creek within Electric Operations and changes in depreciation rates and capital plant additions for certain gas distribution businesses.

•	Electric Operations net revenues were $5.0 million lower primarily due to lower industrial usage. Industrial volumes are down approximately 21% in the first quarter 2009 when compared to the first quarter 2008.
Decreases in income from continuing operations were partially offset due primarily to the following items:
•	Gas Distribution Operations’ net revenues increased by $21.1 million due primarily to increased revenues of $18.9 million from regulatory initiatives including impacts from rate proceedings.

•	Gas Transmission and Storage Operations’ net revenues increased by $11.0 million due primarily to greater subscriptions for firm transportation services related to new interconnects along the Columbia Gulf pipeline system and incremental demand revenues on the Columbia Transmission system.

•	Income tax expense decreased $14.6 million due to lower pre-tax book income partially offset by a higher effective tax rate for the three months ended March 31, 2009 versus the comparable period in 2008. Refer to Note 12, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional detail.
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
Commercial and Regulatory Initiatives
Rate Development and Other Regulatory Matters. NiSource is moving forward on regulatory initiatives across several distribution company markets and progress continues with Northern Indiana’s electric base rate case. Whether through full rate case filings or other approaches, NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs to enhance its infrastructure.
Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008. The case-in-chief was originally filed on August 29, 2008, and amended on December 19, 2008 after the Sugar Creek facility was successfully dispatched into MISO. The filing requests an increase in base rates calculated to produce additional annual gross margin of $85.7 million annually. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. A field hearing to record customer testimony was held on March 3, 2009. The OUCC and intervenors are scheduled to file their cases-in-chief in May 2009. Northern Indiana is scheduled to file its rebuttal testimony in June 2009, and final hearings are planned to begin July 27, 2009. If a settlement agreement is not reached, and the full procedural schedule takes place, it is anticipated that new rates would take effect in early 2010.
Northern Indiana received a favorable regulatory order on February 18, 2009 related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was “in service” for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and carrying costs associated with the $330 million Sugar Creek investment. Northern

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO.
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate in order to collect $82.2 million in PIPP arrearages. On March 3, 2009, Columbia of Ohio’s proposal was deemed approved and became effective.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts Department of Public Utilities, requesting an increase of $34.6 million. In its initial filing, Bay State is seeking revenue decoupling, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. This matter is currently pending and expected to be resolved with new rates taking effect in the fourth quarter 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky is seeking enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. This matter is currently pending.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland PSC. On February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. On March 27, 2009, the settlement was approved as filed.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory matters.
Bear Garden Station. Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 585 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the Virginia State Corporation Commission approved Dominion Virginia Power Company’s planned Bear Garden station with service expected to begin by the summer of 2011. The total estimated cost for Columbia of Virginia’s facilities is $51.0 million.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Hardy Storage Project. The first two phases of Hardy Storage are in service, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. When the third and final Phase is fully operational in 2009, the field will have a working storage capacity of 12 Bcf, and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Florida Gas Transmission Project. In conjunction with a March 2009 open season, Columbia Gulf completed the addition of 95,000 Dth per day of contracted capacity for delivery to the Florida Gas Transmission system near Lafayette, LA. The new capacity is in addition to 145,000 Dth per day of capacity already subscribed to Florida Gas Transmission.
Line 1570 — Project. In October 2008, Columbia Transmission entered into a Precedent Agreement to gather and transport phased in volumes of up to 150,000 Dth per day of gas in the Waynesburg, PA area along Line 1570. Capacity will be created by taking certain existing Points of Delivery off the system and modifying certain facilities at the Waynesburg Compressor Station. The first two phases of volumes were able to be implemented prior to construction in October 2008 and March 2009. Additional volumes will be phased in later in 2009 and during 2010. Facilities are expected to be completed in fourth quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Millennium Pipeline Project. The Millennium pipeline was substantially completed in the fourth quarter of 2008 and the pipeline commenced service on December 22, 2008, with the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. The Millennium partnership is currently comprised of interest from Columbia Transmission (47.5%), DTE Millennium Company (26.25%), and National Grid Millennium LLC (26.25%) with Columbia Transmission acting as operator.
Columbia Penn Project. In September 2008, Columbia Transmission announced its intention to develop additional natural gas transmission, gathering and processing services along and around its existing pipeline corridor between Waynesburg, PA and Renovo, PA, referred to as the “Columbia Penn” corridor. This two-phased development will accelerate access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation which underlies Columbia Transmission’s transmission and storage network in the region. Phase I was placed into service in February 2009 and Phase II should be available by the end of 2009.
Eastern Market Expansion Project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The Eastern Market Expansion is projected to add 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is complete and the project was placed in service April 1, 2009.
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of daily deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion is expected to be available by May 1, 2009 and the remainder will be available no later than the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis with revenue based on market-based rates recently approved by the FERC.
Appalachian Expansion Project. On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project includes building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is in progress and the project is expected to be in service by the second half of 2009.
Easton Compressor Station. On March 30, 2009, Columbia Transmission announced a binding open season for capacity into premium East Coast markets resulting from modifications made to the company’s Easton Compressor Station. The modifications will increase delivery capacity from the Wagoner interconnection point between the Columbia Transmission and Millennium pipeline systems. Through the open season, which closed on April 3, 2009, Columbia Transmission received 30,000 Dth per day of binding bids.
Centerville Expansion Project. An open season to solicit interest and receive bids for expanded capacity on Columbia Gulf’s system for delivery to Southern Natural Gas and the Louisiana intrastate pipeline market was held during the first quarter of 2008, and bids for 60,000 Dth per day of capacity were submitted. The remaining 175,000 Dth per day of capacity is being reviewed in conjunction with other market opportunities on the East Lateral in South Louisiana. The project is expected to be placed into service in late 2010.
Financial Management of the Balance Sheet
NiSource has been closely monitoring developments relative to the financial crisis and has executed on its plan to effectively manage through this period. During the past several months, NiSource has successfully executed against its financing and liquidity plan through the following actions:
•	On April 9, 2009 NiSource Finance closed on a senior unsecured term loan with an effective cost of LIBOR plus 538 basis points with a syndicate of lenders. The initial February, 2009 closing of the term loan was at the level of $265 million, and the company was successful in expanding the loan to a total of $385 million at final closing under an accordion feature in the financing agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	On March 9, 2009 NiSource Finance issued $600 million of senior unsecured notes in an underwritten offering. NiSource will use the proceeds from the issuance to complete the refinancing of outstanding debt scheduled to mature in November 2009 and for general corporate purposes, including refinancing a portion of outstanding debt scheduled to mature in November 2010.

•	On April 28, 2009 NiSource Finance announced results of a tender offer for up to $300 million aggregate principal amount of its outstanding notes due in 2010. The aggregate principal amount of notes tendered was approximately $250.6 million.
NiSource’s overall liquidity strategy, including the recent financial and optimization initiatives, not only fully addresses the company’s 2009 debt refinancing requirements but also places the company well on the way toward meeting the 2010 refinancing needs of approximately $690 million. NiSource will continue to closely monitor events in the credit markets, as well as overall economic conditions in the nation and the markets it serves. Maintaining financial flexibility will remain a key priority for NiSource.
Credit Ratings. On March 5, 2009, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-, and revised the outlook to stable from negative. On February 4, 2009, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and its subsidiaries is negative. On February 4, 2009, Fitch lowered its senior unsecured ratings for NiSource to BBB- and for Northern Indiana to BBB. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, an additional downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Process and Expense Management
On February 27, 2009, NiSource announced an organizational restructuring of the Gas Transmission and Storage Operations segment. NiSource is eliminating positions across the 16 state operating territory of Gas Transmission and Storage Operations. The reductions will occur through normal attrition as well as through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment will take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and in response to current economic conditions. During the first quarter of 2009, NiSource recorded a pre-tax restructuring charge of $19.8 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (unaudited), which primarily includes costs related to severance and other employee related costs for approximately 350 employees. NiSource expects this restructuring initiative to be substantially complete by the end of 2009. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding restructuring initiatives.
On April 8, 2009, Northern Indiana and representatives of the United Steelworkers union reached tentative five-year collective bargaining agreements covering approximately 1,900 Northern Indiana employees. The parties’ prior labor agreements are scheduled to expire on May 31, 2009. The labor agreements are subject to a ratification process which is expected to be concluded in early May 2009.
Ethics and Controls
NiSource has had a long term commitment to providing accurate and complete financial reporting as well as high standards for ethical behavior by its employees. NiSource’s senior management takes an active role in the development of this Form 10-Q and the monitoring of the company’s internal control structure and performance. In addition, NiSource will continue its mandatory ethics training program in which employees at every level throughout the organization participate.
Refer to “Controls and Procedures” included in Item 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Results of Operations
Quarter Ended March 31, 2009
Net Income
NiSource reported net income of $148.4 million, or $0.54 per basic share, for the three months ended March 31, 2009, compared to net income of $99.3 million, or $0.36 per basic share, for the first quarter 2008. Income from continuing operations was $159.3 million, or $0.58 per basic share, for the three months ended March 31, 2009, compared to $189.5 million, or $0.69 per basic share, for the first quarter 2008. Operating income was $348.3 million, a decrease of $46.6 million from the same period in 2008. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2009 were 274.2 million compared to 273.9 million at March 31, 2008.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations. A net increase in operating expenses of $12.5 million for the first quarter of 2009 was offset by a corresponding net increase to net revenues reflecting recovery of these tracked costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2009, were $1,065.4 million, a $24.7 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Distribution Operations’ net revenues of $21.1 million and increased Gas Transmission and Storage Operations’ net revenues of $11.0 million, partially offset by lower Electric Operations’ net revenues of $5.0 million. Gas Distribution Operations net revenues increased due primarily to increased revenues of $18.9 million from regulatory initiatives including impacts from rate proceedings, increased net regulatory and tax trackers of $8.6 million offset in expense and colder weather of approximately $7 million, partially offset by decreased customer usage of $9.3 million and a $7.0 million decrease in off-system sales. Within Gas Transmission and Storage Operations, net revenues increased due primarily to greater subscriptions for firm transportation services related to new interconnects along the Columbia Gulf pipeline system and incremental demand revenues on the Columbia Transmission system. Electric Operations net revenues decreased due to lower industrial usage, which was significantly impacted by steel and steel-related companies. The major steel companies were operating at close to full capacity in early 2008 and are now operating at about half capacity.
Expenses
Operating expenses for the first quarter 2009 were $723.5 million, an increase of $75.7 million from the 2008 period. This increase was primarily due to higher employee and administrative expenses of $31.7 million across NiSource’s business segments due mainly to higher pension expense of approximately $25 million, a restructuring charge in Gas Transmission and Storage Operations of $19.8 million, higher regulatory and tax trackers of $8.6 million offset in net revenues described above, and an $8.1 million increase in depreciation and amortization expense. The increase in pension expense for 2009 is due to a $797.7 million reduction in pension plan assets in 2008 from a 30.3% negative return on assets for the year due to the overall market decline and benefit payments of $165.9 million made during 2008.
Other Income (Deductions)
Interest expense, net was $90.5 million for the quarter, a decrease of $1.3 million compared to the first quarter 2008. This decrease was due primarily to lower short-term interest rates and savings from the $100 million of open market debt repurchases in January 2009 partially offset by incremental interest expense associated with the $700 million debt issued in May 2008 and a partial month of interest expense associated with the $600 million of debt issued in March 2009. Other, net was a loss of $4.2 million for the current quarter compared to a loss of $1.5 million for the comparable 2008 period due to lower interest income.
Income Taxes
Income taxes for the first quarter of 2009 were $97.5 million, a decrease of $14.6 million compared to the first quarter of 2008 due primarily to lower pretax book income partially offset by a higher effective tax rate. The effective tax rate for the quarter ended March 31, 2009 was 38.0% compared to 37.2% for the comparable period

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
last year. The 0.8% increase in the effective tax rate in the first quarter of 2009 versus the first quarter of 2008 is due primarily to a reduction in estimated Section 199 deductions as a result of lower projected taxable income for 2009, and an increase in tax expense related to AFUDC-Equity and certain depreciation differences. Both periods included adjustments for discrete items which increased tax expense by $1.9 million in the first quarter of 2009 and $2.2 million in the first quarter of 2008.
Discontinued Operations
Discontinued operations reflected a loss of $10.9 million, or $0.04 loss per basic share, in the first quarter of 2009, compared to a loss of $90.2 million, or $0.33 loss per basic share, in the first quarter of 2008. The loss in 2009 is primarily attributable to an adjustment to the reserve for litigation and adjustments from businesses disposed of during 2008. The loss in 2008 is primarily attributable to an estimated after-tax loss of $96.1 million recorded for the dispositions of Northern Utilities, Granite State Gas and Whiting Clean Energy, and $6.0 million of income recorded as discontinued operations for these businesses.
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
Operating Activities
Net cash from operating activities for the three months ended March 31, 2009 was $1,057.9 million, an increase of $211.9 million compared to the first three months of 2008. Gas price changes significantly impacted working capital when comparing the two periods. During the first three months of 2009 gas prices dropped dramatically resulting in a $446.3 million over-recovery of gas cost. During the first three months of 2008 gas prices actually increased resulting in a $93.1 million under recovery of gas costs. The impact of these gas cost trends also resulted in lower inventory storage rates and therefore a lower value for withdrawals, decreasing the source of cash from inventory activity from $847.3 million in the first quarter of 2008 to $487.7 million in the first quarter of 2009. In addition, a large payment was made in the first quarter of 2009 as part of the Tawney settlement and reported as cash flows of discontinued operations.
Tawney Settlement. In the first quarter of 2009, NiSource funded $60.5 million in compliance with the settlement agreement in addition to $25.0 million that was funded in the fourth quarter of 2008. No additional payments were made through March 31, 2009. NiSource expects to make the remaining payments in 2009 up to the total settlement amount of $338.8 million. A letter of credit of $254 million was issued on January 13, 2009 to cover these remaining payments. Refer to Part II, Item 2, “Legal Proceedings,” for additional information.
Pension and Other Postretirement Plan Funding. NiSource expects to make contributions of approximately $104.2 million to its pension plans and approximately $52.9 million to its postretirement medical and life plans in 2009, which could change depending on market conditions. Through March 31, 2009, NiSource has contributed $4.9 million to its pension plans and $11.9 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the quarter ended March 31, 2009 were $206.9 million, compared to $196.9 million for the first quarter of 2008. NiSource continues to project capital expenditures for the year to be approximately $800 million.
Restricted cash was $316.8 million and $286.6 million as of March 31, 2009 and December 31, 2008, respectively. The increase in restricted cash was due primarily to the change in forward gas prices which resulted in increased net

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.
NiSource received insurance proceeds for capital repairs of $52.0 million in the first quarter of 2009 related to hurricanes and other items.
Financing Activities
Long-term Debt. NiSource’s 2009 financing requirement includes the refinancing of outstanding debt scheduled to mature in November 2009, as well as payments associated with the Tawney settlement. During the past several months, NiSource has successfully executed against its previously announced financing and liquidity plan through the following activities
•	During January 2009, NiSource repurchased $32.4 million of the $450.0 million floating rate notes scheduled to mature in November 2009 and $67.6 million of the $1.0 billion 7.875% unsecured notes scheduled to mature in November 2010.

•	During February 2009, NiSource negotiated a two-year bank term loan with a syndicate of banks maturing in February 2011. Borrowings under the term loan have an effective cost of LIBOR plus 538 basis points. The initial closing occurred on February 13, 2009 under which NiSource received bank commitments of $265 million. The final closing occurred on April 9, 2009 with aggregate funding totaling $385 million. The new term loan matures on February 11, 2011.

•	On March 9, 2009, NiSource Finance issued $600.0 million of 10.75% unsecured notes that mature March 15, 2016.

•	On March 31, 2009, NiSource Finance announced that it was commencing a cash tender offer for up to $300 million aggregate principal amount of its outstanding 7.875% Notes due 2010. On April 28, 2009 NiSource Finance announced that $250.6 million of these notes were tendered.
In addition to the items listed above, NiSource is also working towards expanding its financing capacity of secured or unsecured debt at several of its subsidiary companies during 2009.
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
Northern Indiana converted all seven series of Jasper County Pollution Control Bonds from the auction rate mode to a variable rate demand bond mode between March 25, 2008 and April 11, 2008 and repurchased the bonds as part of the conversion process, of which $199.0 million had been repurchased as of March 31, 2008. Between April 11,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
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
Northern Indiana reflected the Jasper County Pollution Control Bonds held in treasury as an offset to long-term debt within the Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2008 and June 30, 2008 upon repurchase and the debt was considered extinguished per SFAS No. 140. As such, unamortized debt expense of $4.6 million previously recorded under deferred charges and other was reclassified to a regulatory asset. The Consolidated Balance Sheet as of December 31, 2008 reflects the reissuance of the long term debt. The repurchase of these bonds are included under, “Financing Activities,” in the Condensed Statement of Consolidated Cash Flow (unaudited).
Credit Facilities. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. During September 2008, NiSource Finance entered into a new $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that was originally due to expire on March 23, 2009. However, on February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan.
NiSource Finance had no outstanding credit facility borrowings at March 31, 2009, and had borrowings of $1,163.5 million at December 31, 2008, at a weighted average interest rate of 1.09%.
As of March 31, 2009 and December 31, 2008, NiSource Finance had $290.3 million and $87.3 million of stand-by letters of credit outstanding, respectively. A letter of credit of $254 million was issued on January 13, 2009 to cover the remaining payments related to the Tawney settlement.
As of March 31, 2009, an aggregate of $1,212.5 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On July 1, 2006, the agreement was amended to increase the program limit from $300 million to $350 million. The agreement currently expires on June 26, 2009. As of March 31, 2009, $350.0 million of accounts receivable had been sold by CORC compared to $236.5 million as of December 31, 2008.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement with Citibank, N.A. under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 18, 2009, and can be renewed if mutually agreed to by both parties. As of March 31, 2009, NRC had sold $200.0 million of accounts receivable compared to $119.0 million as of December 31, 2008. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 by Standard and Poor’s or Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Credit Ratings. On March 5, 2009, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-, and revised the outlook to stable from negative. On February 4, 2009, Moody’s Investors Services affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and its subsidiaries is negative. On February 4, 2009, Fitch lowered its senior unsecured ratings for NiSource to BBB- and for Northern Indiana to BBB. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, an additional downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of natural gas. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $25 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business. Also, under Northern Indiana’s trade receivables sales program, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 by Standard and Poor’s or Moody’s, respectively.
Contractual Obligations. As of March 31, 2009, NiSource has $3.9 million of estimated federal and state income tax liabilities, including interest, recorded on its books in accordance with FIN 48. If or when such amounts may be settled is uncertain and cannot be estimated at this time. NiSource does not anticipate any significant changes to its liability for unrecognized tax benefits over the next twelve months.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $5.5 million and $6.3 million for the first quarter of 2009 and 2008, respectively.
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
The parent company of one of NiSource’s interest rate swap counterparties, Lehman Brothers Holdings Inc., filed for Chapter 11 bankruptcy protection on September 14, 2008, which constituted an event of default under the swap agreement between NiSource Finance and Lehman Brothers Special Financing Inc. As a result, on September 15, 2008, NiSource Finance terminated the fixed-to-variable interest rate swap agreement with Lehman Brothers having a notional value of $110 million. The mark-to-market close-out value of this swap at the September 15, 2008 termination date was determined to be $4.8 million and was fully reserved in the third quarter of 2008.
NiSource also reviewed its exposure to all other counterparties including the other interest rate swap counterparties and concluded there was no significant risk associated with these counterparties. NiSource will continue to closely monitor events in the credit markets, as well as overall economic conditions in the nation and the markets it serves.
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
Refer to Note 10, “Fair Value Assets and Liabilities,” in the Notes to the Condensed Consolidated Financial Statements for additional information on NiSource’s fair value measurements.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.3 million, $0.5 million and $0.1 million for the first quarter of 2009, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
Refer to “Critical Accounting Policies” included in this Item 7 and Note 9, “Risk Management Activities,” in the Notes to Condensed Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $460.9 million of commodity-related payments for its current subsidiaries involved in energy commodity contracts and to satisfy requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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
NiSource has other guarantees outstanding. Refer to Note 16-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Information
Critical Accounting Policies
Goodwill Assets. NiSource’s goodwill assets at March 31, 2009 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. The goodwill balance also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas.
NiSource’s last goodwill impairment test occurred at June 30, 2008 which indicated no impairment charge was required. NiSource continually monitors potential indicators of impairment to determine if any triggering events are present that would require an impairment test more frequently than the annual test. As of March 31, 2009, NiSource’s market capitalization was approximately $2.7 billion, while NiSource’s net assets, inclusive of goodwill, were $4.7 billion. NiSource’s market capitalization at June 30, 2008 of approximately $4.9 billion was above NiSource’s net asset value when the annual impairment test was performed. In accordance with paragraph 28 of SFAS No. 142, NiSource considered whether there were any events or changes in circumstances during the first quarter of 2009 that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted which would require goodwill impairment testing during the first quarter.
NiSource attributes the decline in its market capitalization primarily to the overall stock market decline resulting from the credit crisis taking place in the United States and globally, and not any fundamental change in NiSource’s regulated gas distribution and gas transmission and storage businesses that comprise the reporting units for which goodwill is attributable. NiSource’s stock price declined 10.7% at March 31, 2009 as compared to December 31, 2008, performing slightly better than the Dow Jones Industrial Average and Dow Jones Utility Average which declined 13.3% and 11.2%, respectively, during the three-month period. Given the lack of fundamental changes in the underlying businesses that carry goodwill, NiSource does not believe the decline in its stock price and the reasons for that decline are indicative of an actual decline in the company’s fair value of the assets.
NiSource’s reportable entities with goodwill consist of regulated companies. Regulated recovery rates and approved rate of returns allow for more predictable and steady streams of revenues and cash flows which help mitigate the impacts that might otherwise be felt from the recessionary trends seen in other industries and also adds more reliability to the cash flow forecasts used to calculate fair value. It should also be noted that NiSource has demonstrated the ability to obtain credit. In the first quarter of 2009, NiSource was able to issue debt and address most of its liquidity needs for the current year, further indicating there is no fundamental issue with the underlying businesses.
Refer to Note 11, “Goodwill,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Recently Adopted Accounting Pronouncements
SFAS No. 161 — Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133. In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. NiSource adopted this standard on January 1, 2009. Refer to Note 9, “Risk Management Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
adoption is prohibited. The adoption of this standard on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
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
To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access as of the reporting date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

•	Level 3 inputs are unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.
SFAS No. 157 became effective for NiSource as of January 1, 2008. The provisions of SFAS No. 157 were applied prospectively, except for the initial impact on the following three items, which were required to be recorded as an adjustment to the opening balance of retained earnings in the year of adoption: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under EITF No. 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price and (3) blockage factor discounts. The adoption of SFAS No. 157 did not have an impact on NiSource’s January 1, 2008 balance of retained earnings.
In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.
In October 2008, the FASB issued FSP FAS 157-3, which clarified the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued.
Refer to Note 10, “Fair Value Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the adoption of SFAS No. 157.
SFAS No. 141R — Business Combinations. In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
In April 2009, the FASB issued FSP FAS 141(R)-1, which amends and clarifies SFAS No. 141 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
FSP FAS 140-4 and FIN 46(R)-8- FASB Staff Position Amendment of FASB Statement No. 140 and FASB Interpretation No. 46(R). In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 to require public entities to provide additional disclosures about transfers of financial assets and to provide additional disclosures related to an entity’s involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008, with early application encouraged. The adoption of this FSP on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
Recently Issued Accounting Pronouncements
FSP FAS 107-1 and APB 28-1 — FASB Staff Position Amendment of FASB Statement No. 107 and APB Opinion No. 28. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource is currently reviewing the additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.
FSP FAS 115-2 and FAS 124-2 — FASB Staff Position Amendment of FASB Statement No. 115 and FASB Statement No. 124. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource is currently reviewing the additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.
FSP FAS 132(R)-1 — FASB Staff Position Amendment of FASB Statement No. 132(R)-1. In December 2008, the FASB issued FSP FAS 132(R)-1 to amend SFAS No. 132(R), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. NiSource is currently reviewing the additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.
FSP FAS 157-4 — FASB Staff Position Amendment of FASB Statement No. 157. In April 2009, the FASB issued FSP FAS 157-4 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource is currently reviewing the additional guidance to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended March 31, (in millions)	2009	2008

Net Revenues
Sales Revenues	$1,953.3	$2,446.2
Less: Cost of gas sold (excluding depreciation and amortization)	1,314.2	1,828.2

Net Revenues	639.1	618.0

Operating Expenses
Operation and maintenance	267.9	238.8
Depreciation and amortization	60.4	56.7
Gain on sale of assets	—	(2.1)
Other taxes	67.6	69.6

Total Operating Expenses	395.9	363.0

Operating Income	$243.2	$255.0

Revenues ($ in Millions)
Residential	1,415.4	1,428.8
Commercial	498.4	496.6
Industrial	99.3	102.3
Off System	75.4	334.0
Other	(135.2)	84.5

Total	1,953.3	2,446.2

Sales and Transportation (MMDth)
Residential	132.6	137.4
Commercial	78.0	78.0
Industrial	96.6	103.2
Off System	16.2	37.4
Other	0.3	0.5

Total	323.7	356.5

Heating Degree Days	2,683	2,676
Normal Heating Degree Days	2,633	2,661
% Colder (Warmer) than Normal	2%	1%

Customers
Residential	3,041,969	3,047,385
Commercial	280,595	280,729
Industrial	7,964	8,039
Other	80	77

Total	3,330,608	3,336,230

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Bear Garden Station
Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 585 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the Virginia State Corporation Commission approved Dominion Virginia Power Company’s planned Bear Garden station with service expected to begin by the summer of 2011. The total estimated cost for Columbia of Virginia’s facilities is $51.0 million.
Regulatory Matters
Significant Rate Developments. Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008, and a settlement agreement was filed on October 24, 2008. In the base rate case, Columbia of Ohio sought recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. The agreement included an annual revenue increase of $47.1 million, and also provides for recovery of costs associated with Columbia of Ohio’s infrastructure rehabilitation program. On December 3, 2008, the PUCO approved the settlement agreement in all material respects, and approved Columbia of Ohio’s proposed rate design. On February 27, 2009, Columbia of Ohio filed an application to adjust its Infrastructure Replacement Program Rider by approximately $15 million covering increased costs for risers and accelerated main replacements. This matter is currently pending.
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate in order to collect $82.2 million in PIPP arrearages. On March 3, 2009, Columbia of Ohio’s proposal was approved and became effective.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the PPUC seeking recovery of costs associated with its significant infrastructure rehabilitation program, as well as stabilization of revenues through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement and on October 23, 2008, the PPUC issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts Department of Public Utilities, requesting an increase of $34.6 million. In its filing, Bay State is seeking revenue decoupling, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. This matter is currently pending and expected to be resolved with new rates taking effect in the fourth quarter 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky is seeking enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. This matter is currently pending.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland PSC. On February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. On March 27, 2009, the settlement was approved as filed.
On November 24, 2008 Northern Indiana filed Supplemental Testimony in its annual gas cost recovery proceeding (GCA 10-Cause No. 41338) seeking a cost recovery mechanism for Unaccounted for Gas at current gas prices. Historically, in Indiana, Unaccounted for Gas recovery mechanisms are determined within a base rate proceeding. Intervenors have filed testimony, opposing recovery of Unaccounted for Gas in the gas cost adjustment proceeding and disputing the calculation of Unaccounted for Gas. Evidentiary hearings were held on April 20 and 21, 2009. An order is expected in the third quarter of 2009.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the authority to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The Indiana Finance Authority is seeking bids to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. It is expected that all Indiana gas utilities

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
including Northern Indiana will be delivering a portion of Substitute Natural Gas from this facility. The IURC must approve the final contract.
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
Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Columbia of Ohio and Columbia of Pennsylvania completed rate cases in 2008 incorporating significant infrastructure replacement programs and other NiSource gas distribution utilities are currently evaluating requests for increases in rates in order to allow recovery of the additional capital expenditures required for such initiatives. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction.
On April 9, 2008, the PUCO issued an order approving, in all material respects, a joint stipulation submitted on behalf of Columbia of Ohio. This stipulation is a result of a process that began on April 13, 2005 with a PUCO ordered investigation into the type of gas risers installed in the state, the conditions of installation and overall performance. The stipulation provides for: establishment of accounting for and recovery of costs resulting from the Staff’s investigation; Columbia of Ohio’s performance of a survey to identify those customer-owned risers on its system prone to failure; and related customer education and other program related expenses. In addition this stipulation provides for: Columbia of Ohio’s assumption of financial responsibility for the replacement of all risers identified as prone to failure; repair or replacement of hazardous customer owned service lines; and capitalization of this investment with recovery to be addressed in future rate proceedings. As of March 31, 2009, Columbia of Ohio has approximately $62.1 million in costs associated with the gas riser and customer service line programs recorded as either a regulatory asset or capitalized plant.
On December 28, 2007, Columbia of Ohio entered into a stipulation with the Ohio Consumers’ Counsel and PUCO Staff and other stakeholders resolving litigation concerning a pending Gas Cost Recovery audit of Columbia of Ohio. The stipulation calls for an accelerated pass back to customers of $36.6 million, occurring from January 31, 2008 through January 31, 2009, generated through off-system sales and capacity release programs, the development of new energy efficiency programs for introduction in 2009, and the development of a wholesale auction process for customer supply to take effect in 2010. The entire requirement of the stipulation was passed back through January 31, 2009. The stipulation also resolves issues related to pending and future Gas Cost Recovery Management Performance audits through 2008. The PUCO approved this agreement on January 23, 2008.
On April 23, 2009, Columbia of Kentucky filed an application with the Kentucky PSC to defer pension and other postretirement benefits expenses above those currently subject to collection in rates. If approved, the amount deferred would be approximately $1.2 million for 2009. This matter is currently pending.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates. If approved, the amount deferred would be approximately $14.6 million for 2009. This matter is currently pending.
Customer Usage. The NiSource distribution companies have experienced declining usage by customers, due in large part to the sensitivity of sales to increases in commodity prices, as well as general economic conditions. A significant portion of the LDCs’ operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. Columbia of Ohio has restructured its rate mechanisms through rate proceedings and have moved towards a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Each of the states in which the NiSource LDCs operate have different requirements regarding the procedure for establishing such changes and NiSource plans to seek similar changes with its other gas distribution utilities.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of March 31, 2009, a reserve has been recorded to cover probable environmental response actions. Refer to Note 16-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operation’s territories for the first quarter of 2009 was 2% colder than normal and slightly colder compared to the first quarter in 2008.
Throughput
Total volumes sold and transported of 323.7 MMDth for the first quarter of 2009 decreased by 32.8 MMDth from the same period last year. This decrease was due to lower off-system sales volumes resulting primarily from decreased market opportunity, and lower customer usage. The continuous decrease in gas prices in first quarter of 2009 presented less of an opportunity to sell gas to non-traditional customers.
Net Revenues
Net revenues for the first quarter of 2009 were $639.1 million, an increase of $21.1 million from the same period in 2008, due primarily to increased revenues of $18.9 million from regulatory initiatives including impacts from rate proceedings, increased net regulatory and tax trackers of $8.6 million offset in expense and colder weather of approximately $7 million, partially offset by decreased customer usage of $9.3 million and an $7.0 million decrease in off-system sales.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2009 was a revenue reduction of $182.4 million compared to an increase of $23.8 million for the three months ended March 31, 2008 primarily due to the significant decline in gas prices experienced over the past twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Operating Income
For the first quarter of 2009, Gas Distribution Operations reported operating income of $243.2 million, a decrease of $11.8 million compared to the same period in 2008. The decrease in operating income was attributable to higher operating expenses of $32.9 million, including an increase in net regulatory and tax tracker expenses of $8.6 million offset in revenues, partially offset by the increase in net revenues discussed above. Operating expenses increased due to higher employee and administrative costs of $16.0 million, primarily from $10.3 million of increased pension expense, increased depreciation expense of $3.7 million, higher uncollectible accounts of $3.5 million and increased outside service expense of $2.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Three Months Ended March 31, (in millions)	2009	2008

Operating Revenues
Transportation revenues	$194.5	$184.8
Storage revenues	45.2	45.6
Other revenues	2.6	0.9

Total Operating Revenues	242.3	231.3

Operating Expenses
Operation and maintenance	112.5	84.8
Depreciation and amortization	29.4	29.3
Gain on sale of assets	(2.0)	(1.0)
Other taxes	15.9	15.4

Total Operating Expenses	155.8	128.5

Equity Earnings in Unconsolidated Affiliates	6.4	2.0

Operating Income	$92.9	$104.8

Throughput (MMDth)
Columbia Transmission	408.4	386.4
Columbia Gulf	263.2	234.7
Columbia Pipeline Deep Water	—	0.2
Crossroads Gas Pipeline	8.6	10.1
Intrasegment eliminations	(170.5)	(132.0)

Total	509.7	499.4

NiSource’s Gas Transmission and Storage Operations segment consists of the operations of Columbia Transmission, Columbia Gulf, Columbia Deep Water, Crossroads Pipeline, and Central Kentucky Transmission. In total, NiSource owns a pipeline network of approximately 16 thousand miles extending from offshore in the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in 16 northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the NiSource Gas Transmission and Storage Operations segment operates one of the nation’s largest underground natural gas storage systems.
Hardy Storage Project
The first two phases of Hardy Storage are in service, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. When the third and final Phase is fully operational later in 2009, the field will have a working storage capacity of 12 Bcf, and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Florida Gas Transmission Project
In conjunction with a March 2009 open season, Columbia Gulf completed the addition of 95,000 Dth per day of contracted capacity for delivery to the Florida Gas Transmission system near Lafayette, LA. The new capacity is in addition to 145,000 Dth per day of capacity already subscribed to Florida Gas Transmission.
Line 1570 — Project
In October 2008, Columbia Transmission entered into a Precedent Agreement to gather and transport phased in volumes of up to 150,000 Dth per day of gas in the Waynesburg, PA area along Line 1570. Capacity will be created by taking certain existing Points of Delivery off the system and modifying certain facilities at the Waynesburg Compressor Station. The first two phases of volumes were able to be implemented prior to construction in October 2008 and March 2009. Additional volumes will be phased in later in 2009 and during 2010. Facilities are expected to be completed in fourth quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Millennium Pipeline Project
The Millennium pipeline was substantially completed in the fourth quarter of 2008 and the pipeline commenced service on December 22, 2008, with the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing for Millennium is expected to be completed when debt capital market conditions improve. As of March 31, 2009, Millennium borrowed $798.9 million under the interim bank credit agreement, which extends through August 2010. The Millennium partnership is currently comprised of interest from Columbia Transmission (47.5%), DTE Millennium Company (26.25%), and National Grid Millennium LLC (26.25%) with Columbia Transmission acting as operator. Additional information on this guarantee is provided in Note 16-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
Columbia Penn Project
In September 2008, Columbia Transmission announced its intention to develop additional natural gas transmission, gathering and processing services along and around its existing pipeline corridor between Waynesburg, PA and Renovo, PA, referred to as the “Columbia Penn” corridor. This two-phased development will accelerate access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation which underlies Columbia Transmission’s transmission and storage network in the region. Phase I was placed into service in February 2009 and Phase II should be available by the end of 2009.
Eastern Market Expansion Project
On January 14, 2008, the FERC issued an order which granted a certificate to construct the project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The Eastern Market Expansion is projected to add 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is complete and the project was placed in service April 1, 2009.
Ohio Storage Project
On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of daily deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion is expected to be available by May 1, 2009 and the remainder will be available no later than the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis with revenue based on market-based rates recently approved by the FERC.
Appalachian Expansion Project
On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project includes building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project will add 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is in progress and the project is expected to be in service by the second half of 2009.
Easton Compressor Station Project
On March 30, 2009, Columbia Transmission announced a binding open season for capacity into premium East Coast markets resulting from modifications made to the company’s Easton Compressor Station. The modifications will increase delivery capacity from the Wagoner interconnection point between the Columbia Transmission and Millennium pipeline systems. Through the open season, which closed on April 3, 2009, Columbia Transmission received 30,000 Dth per day of binding bids.
Centerville Expansion Project
An open season to solicit interest and receive bids for expanded capacity on Columbia Gulf’s system for delivery to Southern Natural Gas and the Louisiana intrastate pipeline market was held during the first quarter of 2008, and bids

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
for 60,000 Dth per day of capacity were submitted. The remaining 175,000 Dth per day of capacity is being reviewed in conjunction with other market opportunities on the East Lateral in South Louisiana. The project is expected to be placed into service in late 2010.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the three months ended March 31, 2009 approximately 90.2% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 6.2% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 90.7% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 4.4% of transportation revenues derived from usage fees under firm contracts for the three months ended March 31, 2008.
Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the three months ended March 31, 2009 and 2008, approximately 3.6% and 4.9%, respectively, of the transportation revenues were derived from interruptible contracts.
Hartsville and Delhi Compressor Stations
On February 5, 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements of 2.156 Bcf per day could not be met. Since that time, Columbia Gulf has constructed both temporary and permanent facilities at Hartsville. On July 19, 2008, the station completed the installation of temporary horsepower and restored capacity to flow up to 2.156 Bcf per day. During the next eight to ten months, the temporary facilities that were constructed to restore system capabilities will be replaced with a permanent solution.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
During the first quarter, NiSource settled its receivables for insurance claims. NiSource received claim proceeds of $52.0 million for capital losses, $4.3 million for operation and maintenance losses and $2.7 million for business interruption and fuel costs.
In April 2009, NiSource settled remaining insurance claims on the Line 100 rupture for a total of $2.6 million, net of all deductibles. This remaining insurance claim involves recovery for excess fuel and other losses.
Environmental Matters
Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of March 31, 2009, a reserve has been recorded to cover probable environmental response actions. Refer to Note 16-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
In response to the current economic conditions, on February 27, 2009, NiSource announced an organizational restructuring of the Gas Transmission and Storage Operations segment. NiSource is eliminating positions across the 16 state operating territory of Gas Transmission and Storage. The reductions will occur through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment will take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first quarter of 2009, NiSource recorded a pre-tax restructuring charge of $19.8 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (unaudited), which primarily includes costs related to severance and other employee related costs for approximately 350 employees. NiSource expects this restructuring initiative to be substantially complete by the end of 2009. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding restructuring initiatives.
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 509.7 MMDth for the first quarter of 2009, compared to 499.4 MMDth for the same period in 2008. The increase of 10.3 MMDth for the three-month period was primarily due to incremental volumes from new interconnects along the Columbia Gulf and Columbia Transmission pipeline systems.
Net Revenues
Net revenues were $242.3 million for the first quarter of 2009, an increase of $11.0 million from the same period in 2008, primarily due to increased subscriptions for firm transportation services of $5.0 million related to new interconnects along the Columbia Gulf pipeline system, Hardy Storage field and incremental demand revenues on the Columbia Transmission system, increased revenues from regulatory trackers of $3.9 million primarily offset in expense, and $2.0 million attributable to a new contract for the subleasing of production rights to storage fields in Ohio.
Operating Income
Operating income was $92.9 million for the first quarter of 2009, a decrease of $11.9 million from the first quarter of 2008, primarily due to higher operating expenses of $27.3 million, partially offset by higher net revenues described above and a $4.4 million increase in equity earning in unconsolidated affiliates. Operating expenses increased mainly due to a $19.8 million restructuring charge, increased regulatory trackers of $3.9 million offset in net revenues, and higher employee and administrative costs of $3.7 million mainly due to higher pension expense of $2.6 million. Equity earnings increased largely as a result of higher earnings on Millennium, which went into service late in 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three Months Ended March 31, (in millions)	2009	2008

Net Revenues
Sales revenues	$298.4	$333.0
Less: Cost of sales (excluding depreciation and amortization)	120.0	149.6

Net Revenues	178.4	183.4

Operating Expenses
Operation and maintenance	94.8	83.0
Depreciation and amortization	50.4	47.4
Other taxes	15.9	14.6

Total Operating Expenses	161.1	145.0

Operating Income	$17.3	$38.4

Revenues ($ in millions)
Residential	95.1	86.9
Commercial	95.2	78.4
Industrial	116.9	143.0
Wholesale	2.2	8.9
Other	(11.0)	15.8

Total	298.4	333.0

Sales (Gigawatt Hours)
Residential	842.8	806.8
Commercial	968.6	944.0
Industrial	1,989.0	2,514.0
Wholesale	57.6	144.7
Other	35.1	34.8

Total	3,893.1	4,444.3

Electric Customers
Residential	399,334	400,452
Commercial	53,349	52,920
Industrial	2,471	2,499
Wholesale	8	4
Other	752	756

Total	455,914	456,631

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
On July 24, 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreements with subsidiaries of Iberdrola Renewables for wind-generated power from Iowa and South Dakota. Under these agreements Northern Indiana purchases up to approximately 100 mw of wind power. Northern Indiana began purchasing wind power in April of 2009. Although a state or federal renewable portfolio standard is not yet established, Northern Indiana expects that its wind power purchase agreements would qualify as eligible purchases under any such standard.
Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008. The case-in-chief was originally filed on August 29, 2008, and amended on December 19, 2008 after the Sugar Creek facility was successfully dispatched into MISO. The filing requests an increase in base rates calculated to produce additional annual gross margin of $85.7 million annually. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. A field hearing to record customer testimony was held on March 3, 2009. The OUCC and intervenors are scheduled to file their cases-in-chief in May 2009. Northern Indiana is scheduled to file its rebuttal testimony in June 2009, and final hearings are planned to begin July 27, 2009. If a settlement agreement is not reached, and the full procedural schedule takes place, it is anticipated that new rates would take effect in early 2010.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage; therefore, in times of high usage the credit may be more than $55.1 million. Credits amounting to $13.2 million and $12.5 million were recognized for electric customers for the first quarters of 2009 and 2008, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first quarter of 2009, non-fuel costs credits of $3.0 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $2.1 million were deferred. In total, for the first quarter of 2009 and 2008, net MISO credits of $0.9 million and costs of $0.9 million, respectively, were deferred. In the base rate case filed in August 2008, Northern Indiana proposed recovery over a three year amortization period of the cumulative amount of charges that will have been deferred by the time a rate order is issued, and a tracker for recovery of these charges on an ongoing basis. As noted below, as part of MISO’s initiation of an ASM, Northern Indiana will also incur non-fuel administrative costs associated with this market. The IURC authorized Northern Indiana to defer the costs associated with participating in the ASM subject to a final determination in a subsequent phase of the same proceeding. The IURC has not yet ruled in the subsequent phase of the ASM proceeding.
Northern Indiana is an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities, “Joint Petitioners,” filed a request to the IURC to participate in ASM and seek approval of timely cost recovery for the associated costs of participating. On August 13, 2008, the IURC issued a Phase I order, authorizing the Joint Petitioners authority to transfer additional balancing authority functions and to implement the operational changes necessary to participate in the ASM and to seek recovery of modified MISO charge-types via the FAC and to defer certain other MISO charge-types, pending a final determination on the issue of cost recovery in Phase II. This order also created a subdocket for the purpose of further consideration of whether a cost-benefit analysis of participation in MISO or the MISO ASM should be required. Phase II of this proceeding deals with how the Joint Petitioners will approach the ASM, specifically related to cost recovery. The evidentiary

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
hearing for Phase II concluded on February 9, 2009. The market began on January 6, 2009. At this time, Northern Indiana is not yet able to determine what impact the ASM will have on its cash flows.
On November 7, 2008, the FERC issued an order regarding the clarification of a rate mismatch as it pertains to the RSG First Pass calculation. On November 10, 2008, the FERC issued an order indicating that the RSG rates in effect were unjust and unreasonable based on a Section 206 filing that Northern Indiana and Ameren Services Company jointly filed on August, 10, 2007. MISO determined that resettlements are required for all periods from market start to the Section 206 Refund effective date to remedy the rate mismatch. The FERC ordered refunds with interest after August 10, 2007. MISO, in its compliance filing, indicated it will perform another resettlement to recalculate the RSG First Pass Distribution Rate. These resettlements began on March 6, 2009 and will conclude by the first quarter of 2010. As the result of these resettlements, Northern Indiana will see a shift from RSG Second Pass, which is a non fuel charge, as determined from a previous IURC order, to the RSG First Pass Distribution, which is included as part of the fuel cost mechanism. The interim RSG allocation is still subject to rehearing. Northern Indiana does not expect a material impact on the financial statements.
Cost Recovery and Trackers. A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various intervenors, including the OUCC, have taken issue with the allocation of costs included in Northern Indiana’s FAC-80, FAC-81 and FAC-82, which cover the reconciliation of April - December 2008. The IURC has granted a sub-docket to consider such issues in those filings. The intervening parties and Northern Indiana are discussing procedures to eliminate these concerns and to resolve them for the historical periods. There is no procedural schedule established for this sub-docket.
The IURC issued an order on May 28, 2008 approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535 mw CCGT for $330 million in order to help meet capacity needs. The IURC, on February 18, 2009, issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation on Sugar Creek effective on December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%. The terms of recovery of the deferral will be resolved in Northern Indiana’s current rate proceeding. On March 19, 2009, LaPorte County filed a notice of appeal regarding the IURC’s decision.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. During the first quarter of 2009 and 2008, the amount of purchased power costs exceeding the benchmark amounted to $0.8 million and $3.8 million, respectively, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In addition, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana includes the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual ECRM and annual EERM filing six months after construction costs begin. On October 23, 2008, Northern Indiana filed for approval of a revised cost estimate to meet the NOx and SO2 and mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $368 million. This revised cost estimate was approved by the IURC on January 14, 2009. On October 1, 2008, the IURC approved ECR-12 for capital expenditures (net of accumulated depreciation) of $267.7 million. Northern Indiana filed ECR-13 and EER-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
6 in February 2009, for net capital expenditures and expense of $268.1 million and $18.7 million, respectively. In the electric base rate case, Northern Indiana has proposed that the frequency of the EERM be changed from annual to semi-annual, consistent with the filing of the ECRM. In addition, Northern Indiana proposed that the EERM be used to pass through to ratepayers the cost of any emission allowance purchases and the proceeds of any emission allowance sales.
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of March 31, 2009, a reserve has been recorded to cover probable environmental response actions. Refer to Note 16-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the first quarter of 2009 were 3,893.1 gwh, a decrease of 551.2 gwh compared to in the first quarter of 2008. The decrease was primarily due to lower industrial and wholesale volumes compared to the same period last year. The lower volumes in these areas were primarily the result of the economic downturn and the impact to the major steel companies, which were operating at close to full capacity in early 2008 and are now operating at about half capacity.
Net Revenues
In the first quarter of 2009, Electric Operations net revenues of $178.4 million decreased by $5.0 million from the comparable 2008 period. This decrease was primarily due to reduced off system sales, including an adjustment to off-system sales revenues, which total $13.6 million, and lower industrial usage of $11.6 million, partially offset by increased residential and commercial sales volumes and margins of $12.3 million and the impact of a FAC settlement that reduced 2008 first quarter net revenues by $7.6 million.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2009 was a revenue reduction of $12.9 million compared to a reduction of $6.3 million for the three months ended March 31, 2008 due to a decline in the average cost of purchased and produced power subsequent to the establishment of estimated rates and volumes used for setting recovery factors.
Operating Income
Operating income for the first quarter of 2009 was $17.3 million, a decrease of $21.1 million from the same period in 2008. The decrease in operating income was due to increased operating expenses of $16.1 million and lower net revenues described above. Operating expenses increased primarily due to higher employee and administrative costs of $10.9 million, resulting primarily from $10.5 million in higher pension expense, increased depreciation expense of $3.0 million and higher property and other taxes of $1.2 million, partially offset by lower environmental expenses of $4.2 million resulting from an insurance settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

Three Months Ended March 31, (in millions)	2009	2008

Net Revenues
Products and services revenue	$299.3	$359.3
Less: Cost of products purchased (excluding depreciation and amortization)	293.6	352.1

Net Revenues	5.7	7.2

Operating Expenses
Operation and maintenance	4.9	5.4
Depreciation and amortization	0.6	0.7
Other taxes	1.6	1.6

Total Operating Expenses	7.1	7.7

Operating Loss	$(1.4)	$(0.5)

The Other Operations segment participates in energy-related services including gas marketing, gas risk management and ventures focused on distributed power generation technologies, including fuel cells and storage systems. Additionally, the Other Operations segment is involved in real estate and other businesses.
Lake Erie Land Company, Inc.
Lake Erie Land, which is wholly-owned by NiSource, is in the process of selling real estate over a 10-year period with a private real estate development group extending through 2016. NiSource estimates the property to be sold to the private developer during the next twelve months and classifies these assets as assets of discontinued operations and held for sale.
NDC Douglas Properties, Inc.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations and held for sale.
Net Revenues
Net revenues of $5.7 million for the first quarter of 2009 decreased by $1.5 million from the first quarter of 2008 as a result of lower commercial and industrial gas marketing revenues.
Operating Loss
Other Operations reported an operating loss of $1.4 million for the first quarter of 2009, versus an operating loss of $0.5 million for the comparable 2008 period. The decrease in operating income resulted primarily from lower net revenues described above. Operating expenses decreased $0.6 million primarily due to lower employee and administrative expense.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia
On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint. On December 1, 2005, Plaintiffs filed a motion to certify this case as a class action. The Columbia companies filed their opposition to this motion in March 2008. On August 19, 2008, the Court denied the Motion for Class Certification. In late December 2008, the lead plaintiff, Stand Energy Corporation, reached a settlement agreement of all claims with all Defendants. Stand Energy Corporation was dismissed from the case on December 31, 2008. On April 3, 2009, the Court denied all pending motions with the exception of Columbia’s motion to dismiss the unjust enrichment claims of the four remaining plaintiffs.
2.	United States of America ex rel. Jack J. Grynberg v. Columbia Gas Transmission Corporation, et al., U.S. District Court, Wyoming
The plaintiff filed a complaint in 1995, under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf and Columbia Transmission. The plaintiff claimed that the defendants had submitted false royalty reports to the government by mismeasuring natural gas produced on Federal land and Indian lands. The Plaintiff’s original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities (collectively, the “Columbia defendants”). This complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. This case was transferred, along with most of the other new Grynberg cases, to Federal District Court in Wyoming in 1999.
On October 20, 2006, the Federal District Court issued an Order granting the Columbia defendants’ motion to dismiss for lack of subject matter jurisdiction. Plaintiff appealed the dismissal of the Columbia defendants to the United States Court of Appeals for the Tenth Circuit, but the Court affirmed the dismissal in March 2009. Plaintiff has filed a motion to reconsider with the Court of Appeals. If necessary, the Columbia defendants will oppose the motion to reconsider.
3.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the defendants petition for appeal. On August 22, 2008, Defendants filed their petitions to the United States Supreme Court for writ of certiorari. The Plaintiffs filed their response on September 22, 2008. On September 19, 2008, the West Virginia Supreme Court issued an order extending the stay of the judgment until proceedings before the United States Supreme Court are fully concluded. Given the West Virginia Court’s refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the West Virginia Circuit Court for Roane County, West Virginia, preliminarily approved a settlement agreement with a total settlement amount of $380 million. The settlement received final approval by the Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource has complied with its obligations under the settlement agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement. The trial court entered its order discharging the judgment on January 20, 2009. The Court is supervising the administration of the settlement proceeds. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
4.	John Thacker, et al. v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky Poplar Creek Development Company v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
On February 8, 2007, Plaintiff filed the Thacker case, a purported class action alleging that Chesapeake has failed to pay royalty owners the correct amounts pursuant to the provisions of their oil and gas leases covering real property located within the state of Kentucky. Columbia has assumed the defense of Chesapeake in this matter pursuant to the provisions of the Stock Purchase Agreement dated July 3, 2003, among Columbia, NiSource, and Triana Energy Holding, Inc., Chesapeake’s predecessor in interest (“Stock Purchase Agreement”). Plaintiffs filed an amended complaint on March 19, 2007, which, among other things, added NiSource and Columbia as defendants. On March 31, 2008, the Court denied the Defendants’ Motions to Dismiss; the Defendants filed their answers to the complaint on April 25, 2008. On June 3, 2008, the Plaintiffs moved to certify a class consisting of all persons entitled to payment of royalty by Chesapeake under leases operated by Chesapeake at any point after February 5, 1992, on real property in Kentucky. The motion for class certification has been fully briefed, but has not yet been decided.
On October 9, 2008, Chesapeake tendered the Poplar Creek case to Columbia and Columbia subsequently assumed the defense of this matter pursuant to the provisions of the Stock Purchase Agreement. Poplar Creek also purports to be a class action covering royalty owners in the state of Kentucky and alleges that Chesapeake has improperly deducted costs from the royalty payments; there is thus some overlap of parties and issues between the Poplar Creek and Thacker cases. Plaintiffs filed an amended complaint on October 12, 2008. Chesapeake filed a motion to dismiss in December 2008 which is currently pending before the Court.
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

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
6. Pennsylvania Department of Environmental Protection Proposed Consent Order and Agreement
On February 21, 2007, PADEP provided representatives of Columbia Transmission with a proposed Consent Order and Agreement covering an unmanned equipment storage site located in rural southwest Pennsylvania. The site in question is also subject to the EPA’s AOC (Refer to Note 16-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the AOC). PADEP’s proposed order alleges that Columbia Transmission has violated the state’s Clean Streams Act and Solid Waste Management Act by discharging petroleum products onto the property and into the waters of the state. In addition to requiring remediation and monitoring activities at the site, the state has proposed penalties for these violations. The site was remediated via an EPA approved Remedial Action Work Plan in the summer of 2008. The PADEP had provided written notification that it would not attempt to stop the EPA approved work and would seek the aforementioned Order after the remedy is completed. On January 6, 2009, PADEP provided Columbia Transmission with a Consent Assessment of Civil Penalty seeking a civil penalty of $700 thousand for alleged violations of the Clean Streams Law. On April 23, 2009, PADEP sent Columbia Transmission an NOV. This NOV alleged the same violations as the January 6, 2009 Consent Assessment of Civil Penalty, but it also included violations of the Clean Streams Law that had allegedly been observed during a February 16, 2009 site inspection. The NOV increased the amount of PADEP’s settlement demand to $1 million. Columbia intends to seek clarification from PADEP regarding the proposed penalty.
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors disclosed in NiSource’s 2008 Form 10-K filed on February 27, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(10.1)	NiSource Inc. Corporate Incentive Plan effective January 1, 2009. *

(10.2)	Form of Contingent Stock Agreement under the NiSource Inc. 1994 Long Term Incentive Plan, as amended, effective January 22, 2009. *

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

ITEM 6. EXHIBITS (continued)
NiSource Inc.
(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

*	Exhibit filed herewith.
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

NiSource Inc.
(Registrant)

Date: May 1, 2009	By:	/s/ Jeffrey W. Grossman Jeffrey W. Grossman
Vice President and Controller
(Principal Accounting Officer
and Duly Authorized Officer)