Form 10-Q
period 2009-06-30
NISOURCE INC/DE
filed 2009-08-04
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐    No ☐
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 275,338,872 shares outstanding at July 31, 2009.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2009

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission LLC
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.L.C.
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
Ameren	Ameren Services Company
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARRs	Auction Revenue Rights
ASM	Ancillary Services Market
BART	Best Alternative Retrofit Technology
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARE	Conservation and Ratemaking Efficiency
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
CPCN	Certificate of Public Convenience and Necessity

DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
DSM	Demand Side Management
Dth	Dekatherm
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
FSP	FASB Staff Position
FSP FAS 107-1 and APB 28-1	FASB Staff Position FAS 107-1 and APB 28-1: Interim Disclosures about Fair Value of Financial Instruments
FSP FAS 115-2 and FAS 124-2	FASB Staff Position FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments
FSP FAS 132(R)-1	FASB Staff Position FAS 132 (R)-1: Employers’ Disclosures About Postretirement Benefit Plan Assets
FSP FAS 140-4 and FIN 46(R)-8	FASB Staff Position FAS 140-4 and FASB Interpretation No. 46(R): Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities
FSP FAS 141(R)-1	FASB Staff Position FAS 141(R)-1: Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies
FSP FAS 157-2	FASB Staff Position FAS 157-2: Effective Date of FASB Statement No. 157
FSP FAS 157-3	FASB Staff Position FAS 157-3: Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active
FSP FAS 157-4	FASB Staff Position FAS 157-4: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
gwh	Gigawatt hours
hp	Horsepower
IDEM	Indiana Department of Environmental Management
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator
MMDth	Million dekatherms

DEFINED TERMS (continued)

mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other postretirement benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PPUC	Pennsylvania Public Utility Commission
PSC	Public Service Commission
PUCO	Public Utilities Commission of Ohio
RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SEC	Securities and Exchange Commission
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”
SFAS No. 131	Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”
SFAS No. 132(R)	Statement of Financial Accounting Standards No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB No. 87, 88, and 106”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments
and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”
SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, “Business Combinations”
SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”
SFAS No. 160	Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SFAS No. 161	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging — an amendment of SFAS No. 133”
SFAS No. 165	Statement of Financial Accounting Standards No. 165, “Subsequent Events”

DEFINED TERMS (continued)

SFAS No. 166	Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140”
SFAS No. 167	Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”
SFAS No. 168	Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
VaR	Value-at-risk and instrument sensitivity to market factors
VSCC	Virginia State Corporation Commission

PART I

ITEM 1.	FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, except per share amounts)	2009	2008	2009	2008

Net Revenues
Gas Distribution	$448.8	$928.1	$2,171.7	$3,164.9
Gas Transportation and Storage	260.9	236.1	657.5	594.3
Electric	285.4	339.9	582.2	671.7
Other	14.1	53.1	36.4	105.1

Gross Revenues	1,009.2	1,557.2	3,447.8	4,536.0
Cost of Sales (excluding depreciation and amortization)	338.2	892.0	1,713.1	2,833.8

Total Net Revenues	671.0	665.2	1,734.7	1,702.2

Operating Expenses
Operation and maintenance	363.7	343.5	841.8	752.9
Depreciation and amortization	148.2	147.6	291.9	283.1
Impairment and (gain)/loss on sale of assets, net	-	(0.9)	(2.0)	(2.4)
Other taxes	52.6	62.2	154.7	164.3

Total Operating Expenses	564.5	552.4	1,286.4	1,197.9

Equity Earnings (Loss) in Unconsolidated Affiliates	(2.6)	1.6	3.8	3.6

Operating Income	103.9	114.4	452.1	507.9

Other Income (Deductions)
Interest expense, net	(105.3)	(87.4)	(195.8)	(179.2)
Gain (Loss) on early extinguishment of long-term debt	(0.7)	-	2.5	-
Other, net	(0.5)	1.3	(4.7)	(0.4)

Total Other Income (Deductions)	(106.5)	(86.1)	(198.0)	(179.6)

Income (Loss) From Continuing Operations Before Income Taxes	(2.6)	28.3	254.1	328.3
Income Taxes	6.1	8.6	103.5	120.0

Income (Loss) from Continuing Operations	(8.7)	19.7	150.6	208.3

Income (Loss) from Discontinued Operations - net of taxes	12.7	(219.2)	2.0	(212.4)
Loss on Disposition of Discontinued Operations - net of taxes	(8.8)	(2.8)	(9.0)	(98.9)

Net Income (Loss)	$(4.8)	$(202.3)	$143.6	$(103.0)

Basic Earnings (Loss) Per Share
Continuing operations	$(0.03)	$0.07	$0.55	$0.76
Discontinued operations	0.01	(0.81)	(0.03)	(1.14)

Basic Earnings (Loss) Per Share	$(0.02)	$(0.74)	$0.52	$(0.38)

Diluted Earnings (Loss) Per Share
Continuing operations	$(0.03)	$0.07	$0.54	$0.76
Discontinued operations	0.01	(0.80)	(0.02)	(1.13)

Diluted Earnings (Loss) Per Share	$(0.02)	$(0.73)	$0.52	$(0.37)

Dividends Declared Per Common Share	$0.23	$0.23	$0.69	$0.69

Basic Average Common Shares Outstanding	274.7	274.0	274.4	273.9
Diluted Average Common Shares	274.7	275.4	277.0	275.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions)	2009	2008

ASSETS
Property, Plant and Equipment
Utility Plant	$18,664.8	$18,356.8
Accumulated depreciation and amortization	(8,232.9)	(8,080.8)

Net utility plant	10,431.9	10,276.0

Other property, at cost, less accumulated depreciation	111.2	112.1

Net Property, Plant and Equipment	10,543.1	10,388.1

Investments and Other Assets
Assets of discontinued operations and assets held for sale	180.3	178.3
Unconsolidated affiliates	146.4	86.8
Other investments	111.6	117.9

Total Investments and Other Assets	438.3	383.0

Current Assets
Cash and cash equivalents	248.9	20.6
Restricted cash	64.2	79.9
Accounts receivable (less reserve of $59.0 and $43.9, respectively)	544.7	1,027.0
Gas inventory	247.0	511.8
Underrecovered gas and fuel costs	1.8	180.2
Materials and supplies, at average cost	98.4	95.1
Electric production fuel, at average cost	81.2	63.7
Price risk management assets	24.5	118.3
Exchange gas receivable	163.7	371.6
Regulatory assets	286.3	314.9
Assets of discontinued operations and assets held for sale	495.7	416.8
Prepayments and other	180.3	217.7

Total Current Assets	2,436.7	3,417.6

Other Assets
Price risk management assets	70.7	95.7
Regulatory assets	1,597.3	1,640.4
Goodwill	3,677.3	3,677.3
Intangible assets	325.1	330.6
Postretirement and postemployment benefits assets	9.2	10.3
Deferred charges and other	125.6	123.5

Total Other Assets	5,805.2	5,877.8

Total Assets	$19,223.3	$20,066.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	2009	2008

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 275,148,454
and 274,261,799 shares issued and outstanding, respectively	$2.8	$2.7
Additional paid-in capital	4,032.7	4,020.3
Retained earnings	855.1	901.1
Accumulated other comprehensive loss	(74.0)	(172.0)
Treasury stock	(24.2)	(23.3)

Total Common Stockholders’ Equity	4,792.4	4,728.8
Long-term debt, excluding amounts due within one year	6,564.4	5,943.9

Total Capitalization	11,356.8	10,672.7

Current Liabilities
Current portion of long-term debt	424.0	469.3
Short-term borrowings	-	1,163.5
Accounts payable	240.9	606.9
Dividends declared	63.3	-
Customer deposits	125.4	125.6
Taxes accrued	209.1	206.5
Interest accrued	125.4	120.1
Overrecovered gas and fuel costs	424.4	35.9
Price risk management liabilities	101.1	237.5
Exchange gas payable	319.4	555.5
Deferred revenue	20.2	4.3
Regulatory liabilities	35.1	40.4
Accrued liability for postretirement and postemployment benefits	7.1	6.4
Liabilities of discontinued operations and liabilities held for sale	261.2	158.1
Temporary LIFO liquidation credit	8.3	-
Legal and environmental reserves	328.3	375.1
Other accruals	249.2	486.1

Total Current Liabilities	2,942.4	4,591.2

Other Liabilities and Deferred Credits
Price risk management liabilities	5.1	17.9
Deferred income taxes	1,672.1	1,576.4
Deferred investment tax credits	42.9	46.1
Deferred credits	73.0	76.7
Deferred revenue	7.3	6.2
Accrued liability for postretirement and postemployment benefits	1,254.4	1,238.5
Liabilities of discontinued operations and liabilities held for sale	163.6	174.9
Regulatory liabilities and other removal costs	1,413.4	1,386.1
Asset retirement obligations	127.5	126.0
Other noncurrent liabilities	164.8	153.8

Total Other Liabilities and Deferred Credits	4,924.1	4,802.6

Commitments and Contingencies (Refer to Note 17)	-	-

Total Capitalization and Liabilities	$19,223.3	$20,066.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2009	2008

Operating Activities
Net Income	$143.6	$(103.0)
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Gain on Early Extinguishment of Debt	(2.5)	-
Depreciation and Amortization	291.9	283.1
Net Changes in Price Risk Management Assets and Liabilities	1.7	19.4
Deferred Income Taxes and Investment Tax Credits	34.1	52.2
Deferred Revenue	15.9	(16.7)
Stock Compensation Expense	4.9	4.5
Gain on Sale of Assets	(2.0)	(4.1)
Loss on Impairment of Assets	-	1.6
Income from Unconsolidated Affiliates	(3.8)	(1.1)
Loss on Disposition of Discontinued Operations - Net of Taxes	9.0	98.9
Loss (Income) from Discontinued Operations - Net of Taxes	(2.0)	212.4
Amortization of Discount/Premium on Debt	6.2	3.7
AFUDC Equity	-	(4.1)
Changes in Assets and Liabilities:
Accounts Receivable	413.2	207.1
Inventories	219.3	361.9
Accounts Payable	(327.1)	(49.8)
Customer Deposits	(0.2)	(0.4)
Taxes Accrued	81.9	10.8
Interest Accrued	5.3	0.6
(Under) Overrecovered Gas and Fuel Costs	566.8	(195.9)
Exchange Gas Receivable/Payable	(22.4)	15.0
Other Accruals	(213.3)	(149.0)
Prepayments and Other Current Assets	20.7	11.0
Regulatory Assets/Liabilities	52.2	(53.7)
Postretirement and Postemployment Benefits	19.0	5.0
Deferred Credits	(7.7)	1.7
Deferred Charges and Other NonCurrent Assets	0.7	(11.2)
Other NonCurrent Liabilities	11.8	(30.6)

Net Operating Activities from Continuing Operations	1,317.2	669.3
Net Operating Activities used for Discontinued Operations	(77.0)	(30.9)

Net Cash Flows from Operating Activities	1,240.2	638.4

Investing Activities
Capital Expenditures	(385.6)	(448.7)
Sugar Creek purchase	-	(329.7)
Insurance Recoveries	54.6	25.9
Proceeds from Disposition of Assets	2.1	229.6
Restricted Cash	15.7	90.1
Other Investing Activities	(29.4)	(2.1)

Net Investing Activities used for Continuing Operations	(342.6)	(434.9)
Net Investing Activities from Discontinued Operations	22.7	47.3

Net Cash Flows used for Investing Activities	(319.9)	(387.6)

Financing Activities
Issuance of Long-Term Debt	963.5	706.0
Retirement of Long-Term Debt	(364.9)	(12.0)
Repurchase of Long-Term Debt	-	(254.0)
Change in Short-Term Debt, Net	(1,163.5)	(555.0)
Issuance of Common Stock	0.4	0.8
Acquisition of Treasury Stock	(0.9)	(0.2)
Dividends Paid - Common Stock	(126.2)	(126.1)

Net Cash Flows used for Financing Activities	(691.6)	(240.5)

Increase in cash and cash equivalents from continuing operations	283.0	(6.1)
Cash (contributions to) receipts from discontinued operations	(54.7)	17.4
Cash and cash equivalents at beginning of period	20.6	34.6

Cash and Cash Equivalents at End of Period	$248.9	$45.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June, 30
(in millions, net of taxes)	2009	2008	2009	2008

Net Income (Loss)	$(4.8)	$(202.3)	$143.6	$(103.0)
Other comprehensive income
Net gain (loss) on available for sale securities (a)	1.5	(0.7)	0.2	(2.0)
Net unrealized gains on cash flow hedges (b)	111.1	10.0	96.6	27.3
Unrecognized pension benefit and OPEB costs (c)	0.6	0.6	1.2	(3.0)

Total other comprehensive income	113.2	9.9	98.0	22.3

Total Comprehensive Income (Loss)	$108.4	$(192.4)	$241.6	$(80.7)

(a)
Net unrealized gain (loss) on available for sale securities, net of $1.1 million tax expense and $0.5 million tax benefit in the second quarter of 2009 and 2008, respectively, and $0.3 million tax expense and $1.3 million tax benefit for the first six months of 2009 and 2008, respectively.

(b)
Net unrealized gain on derivatives qualifying as cash flow hedges, net of $74.9 million and $6.8 million tax expense in second quarter of 2009 and 2008, respectively, and $64.7 million and $18.7 million tax expense for the first six months of 2009 and 2008, respectively.

(c)
Unrecognized pension benefit and OPEB costs recorded to accumulated other comprehensive income, net of $0.4 million and $0.8 tax expense in second quarter of 2009 and 2008, respectively, and $0.7 million tax expense and $1.8 million tax benefit for the first six months of 2009 and 2008, respectively.

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
NiSource’s management has performed an evaluation of subsequent events through August 4, 2009, which is the date the financial statements were issued.
2.	Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
SFAS No. 165 – Subsequent Events. In May 2009, the FASB issued SFAS No. 165. The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for purposes of disclosure and accounting recognition. The standard was effective for financial statements issued after June 15, 2009. The adoption of this standard on April 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
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
SFAS No. 160 - Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. This Statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
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
In April 2009, the FASB issued FSP FAS 157-4 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted this FSP on April 1, 2009.
Refer to Note 10, “Fair Value Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the adoption of SFAS No. 157.
SFAS No. 141R – Business Combinations. In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This Statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
In April 2009, the FASB issued FSP FAS 141(R)-1, which amends and clarifies SFAS No. 141 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
FSP FAS 140-4 and FIN 46(R)-8 – FASB Staff Position Amendment of FASB Statement No. 140 and FASB Interpretation No. 46(R). In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 to require public entities to provide additional disclosures about transfers of financial assets and to provide additional disclosures related to an entity’s involvement with variable interest entities. This FSP was effective for the first reporting period ending after December 15, 2008, with early application encouraged. The adoption of this FSP on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited). Refer to Note 11, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding FSP FAS 140-4.
FSP FAS 115-2 and FAS 124-2 – FASB Staff Position Amendment of FASB Statement No. 115 and FASB Statement No. 124. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of this FSP on April 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
FSP FAS 107-1 and APB 28-1 – FASB Staff Position Amendment of FASB Statement No. 107 and APB Opinion No. 28. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
permitted. NiSource adopted this FSP on April 1, 2009. As this FSP provides only disclosure requirements, the application of this standard did not have a material impact on the Condensed Consolidated Financial Statements (unaudited). Refer to Note 10, “Fair Value Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding FSP FAS 107-1.
Recently Issued Accounting Pronouncements
SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. In June 2009, the FASB issued SFAS No. 168 to address the new authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; rather, it will issue Accounting Standards Updates. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement does not change GAAP and will not have a material impact on NiSource.
SFAS No. 167 – Amendments to FASB Interpretation No. 46(R). In June 2009, the FASB issued SFAS No. 167 to amend certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. NiSource is currently reviewing the additional requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.
SFAS No. 166 – Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. In June 2009, the FASB issued SFAS No. 166 to amend the derecognition guidance in Statement 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. NiSource is currently reviewing the accounting and additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements. This Statement may require sales of accounts receivable, under the accounts receivable program discussed in Note 11, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) to be recorded as debt on the Consolidated Balance Sheets effective January 1, 2010.
FSP FAS 132(R)-1 - FASB Staff Position Amendment of FASB Statement No. 132(R)-1. In December 2008, the FASB issued FSP FAS 132(R)-1 to amend SFAS No. 132(R), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. NiSource is currently reviewing the additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
3.	Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation for the three months ended June 30, 2009 is not presented since NiSource had a loss from continuing operations and net loss on the Condensed Statements of Consolidated Income (Loss) (unaudited) during that period. The computation of diluted average common shares follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
(in thousands)	2008	2009	2008

Denominator
Basic average common shares outstanding	273,973	274,446	273,947
Dilutive potential common shares
Shares contingently issuable under employee stock plans	1,230	2,400	1,230
Shares restricted under employee stock plans	192	108	180

Diluted Average Common Shares	275,395	276,954	275,357

4.	Restructuring Activities
In response to the current economic conditions, in February 2009, NiSource announced an organizational restructuring of the Gas Transmission and Storage Operations segment. NiSource is eliminating positions across the 16 state operating territory of Gas Transmission and Storage. The reductions will occur through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment will take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first half of 2009, NiSource recorded a pre-tax restructuring charge, net of adjustments, of $19.8 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs for approximately 360 employees. As of June 30, 2009, 246 employees had been severed from employment. NiSource expects this restructuring initiative to be substantially complete by the end of 2009.
Restructuring reserve by restructuring initiative:

	Balance at				Balance at
(in millions)	December 31, 2008	Additions	Benefits Paid	Adjustments	June 30, 2009

Gas Transmission and Storage initiative	$-	$20.4	$(14.1)	$(0.6)	$5.7

Total	$-	$20.4	$(14.1)	$(0.6)	$5.7

5.	Gas in Storage
Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. Changes between the temporary LIFO liquidation credits in the amounts of $8.3 million and $174.8 million during the first six months of 2009 and

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
2008, respectively, are considered a non-cash activity for the Condensed Statements of Consolidated Cash Flow (unaudited). In addition to the temporary LIFO liquidation credit described above NiSource also has a temporary LIFO liquidation debit of $31.4 million recorded for the first six months of 2009 for certain gas distribution companies recorded within, “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
6.          Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at June 30, 2009 were:

(in millions)

Assets of discontinued operations	Property, plant and	Accounts receivable,	Price Risk	Restricted
and held for sale:	equipment, net	net	assets	cash	Other assets	Total

Unregulated Natural Gas Marketing	$0.7	$39.1	$397.0	$191.2	$22.5	$650.5
Lake Erie Land	11.9	-	-	-	-	11.9
NiSource Corporate Services	6.2	-	-	-	-	6.2
NDC Douglas Properties	3.6	-	-	-	1.2	4.8
Columbia Transmission	2.6	-	-	-	-	2.6

Total	$25.0	$39.1	$397.0	$191.2	$23.7	$676.0

Liabilities of discontinued			Price risk	Tax	Other
operations and held for sale:	Debt	Accounts payable	liabilities	liabilities	liabilities	Total

Unregulated Natural Gas Marketing	$-	$32.1	$376.2	$8.4	$2.6	$419.3
NDC Douglas Properties	4.9	0.4	-	-	0.2	5.5

Total	$4.9	$32.5	$376.2	$8.4	$2.8	$424.8

The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2008 were:

(in millions)

Assets of discontinued operations	Property, plant and	Accounts receivable,	Price risk	Restricted
and held for sale:	equipment, net	net	assets	cash	Other assets	Total

Unregulated Natural Gas Marketing	$0.6	$123.7	$137.1	$206.7	$80.4	$548.5
Bay State Gas Company	20.8	-	-	-	-	20.8
Lake Erie Land	11.9	-	-	-	-	11.9
NiSource Corporate Services	6.2	-	-	-	-	6.2
NDC Douglas Properties	4.1	-	-	-	1.0	5.1
Columbia Transmission	2.6	-	-	-	-	2.6

Total	$46.2	$123.7	$137.1	$206.7	$81.4	$595.1

Liabilities of discontinued			Price risk	Tax	Other
operations and held for sale:	Debt	Accounts payable	liabilities	liabilities	liabilities	Total

Unregulated Natural Gas Marketing	$-	$94.6	$219.6	$-	$13.5	$327.7
NDC Douglas Properties	4.9	0.2	-	-	0.2	5.3

Total	$4.9	$94.8	$219.6	$-	$13.7	$333.0

Assets classified as discontinued operations or held for sale are no longer depreciated.
NiSource is engaged in a process to sell its unregulated natural gas marketing business. Net assets for the unregulated natural gas marketing business of $231.2 million have been accounted for as assets and liabilities of

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
discontinued operations and the results of operations and cash flows of the unregulated natural gas marketing business were classified as discontinued operations for all periods presented. As a result of the letter of intent signed during the second quarter of 2009, an impairment loss of $8.8 million, net of tax, was recognized during the second quarter of 2009.
Lake Erie Land, which is wholly-owned by NiSource, is in the process of selling real estate to a private real estate development group. NiSource accounts for the assets expected to be sold to the private developer during the next twelve months as assets held for sale. In the second quarter of 2009, the developer was unable to meet certain contractual obligations under the sale agreement, specifically the payment of an $11 million note receivable that was due on June 13, 2009. NiSource granted a limited extension for the payment of the note and began negotiations with another potential party to replace the original developer. In July 2009, NiSource signed a Letter of Intent with the new potential party. Based on the most probable scenarios as of June 30, 2009, the Lake Erie Land assets continue to meet criteria for assets held for sale.
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
On June 18, 2009, Columbia Transmission received approval from the FERC to abandon by sale to an unaffiliated third party its Line R System in West Virginia, which includes certain natural gas pipeline and compression facilities. These assets held for sale have a net book value of $2.4 million. The sale transaction is expected to close sometime during the second half of 2009. Columbia Transmission continues to pursue FERC approval on the sale of certain other non-core assets.
On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million, which included $16.1 million in working capital. In the first quarter of 2008, NiSource began accounting for the operations of Whiting Clean Energy as discontinued operations. For the six months ended June 30, 2008, an after tax loss of $31.9 million was included in Loss on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (Loss) (unaudited).
On December 1, 2008, NiSource sold NiSource subsidiaries Northern Utilities and Granite State Gas to Unitil Corporation. The final sale amount was $209.1 million which included $49.1 million in working capital. Under the terms of the transaction, Unitil Corporation acquired Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. For the three and six months ended June 30, 2008, an after tax loss of $3.4 million and $66.9 million, respectively, was included in Loss on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (Loss) (unaudited).
During the second quarter of 2008, Bay State signed a letter of intent to sell certain assets, including water heater rentals and other service agreements. During April 2009, negotiations with a potential buyer were terminated. NiSource has determined that it is no longer probable that the property will be sold within twelve months and therefore, reclassified the assets from assets held for sale to assets held and used during the quarter.
NiSource Retail Services, a wholly-owned subsidiary of NiSource, had been engaged in a process to sell certain assets. During April 2009 negotiations with a potential buyer were terminated. NiSource has determined that it is no longer probable that the property will be sold within twelve months and therefore, reclassified the assets from assets held for sale to assets held and used during the quarter.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Results from discontinued operations from Whiting Clean Energy, Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, the unregulated natural gas marketing business, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2009	2008	2009	2008

Revenues from Discontinued Operations	$126.5	$306.2	$423.8	$738.6

Income (Loss) from discontinued operations	21.4	(335.7)	4.1	(324.0)
Income tax (benefit) expense	8.7	(116.5)	2.1	(111.6)

Income (Loss) from Discontinued Operations - net of taxes	$12.7	$(219.2)	$2.0	$(212.4)

Loss on Disposition of Discontinued Operations - net of taxes	$(8.8)	$(2.8)	$(9.0)	$(98.9)

The $8.8 million after-tax loss on the disposition of discontinued operations in the second quarter of 2009 related to NiSource’s decision to sell its unregulated natural gas marketing business. The loss on disposition of discontinued operations for the six months ended June 30, 2008 include the after tax loss on disposition related to the sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $31.9 million, $52.0 million and $14.9 million, respectively.
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
Changes in NiSource’s liability for asset retirement obligations for the first six months of 2009 and 2008 are presented in the table below:

(in millions)	2009	2008

Balance as of January 1,	$126.0	$128.1
Accretion expense	0.3	0.4
Accretion recorded as a regulatory asset	3.6	2.8
Settlements	(2.4)	(3.2)

Balance as of June 30,	$127.5	$128.1

8.	Regulatory Matters
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
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances shall not accrue

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
carrying charges and Columbia of Ohio shall not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years. The amount deferred will be approximately $13.0 million for 2009, which will be reflected in the results for the third and fourth quarters of 2009.
On April 23, 2009, Columbia of Kentucky filed an application with the Kentucky PSC to defer pension and other postretirement benefits expenses above those currently subject to collection in rates. If approved, the amount deferred would be approximately $1.2 million for 2009. This matter is currently pending.
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate in order to collect $82 million in PIPP arrearages. On March 3, 2009, Columbia of Ohio’s proposal was approved and became effective.
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
On June 8, 2009, Columbia of Virginia filed an Application with the VSCC for approval of a CARE Plan for a three-year period beginning January 1, 2010. The CARE Plan includes incentives for residential and small general service customers to actively pursue conservation and energy conservation measures, a surcharge designed to recover the costs of such measures on a real-time basis, and a performance-based incentive for the delivery of conservation and energy efficiency benefits. The CARE Plan also includes a rate decoupling mechanism designed to mitigate the impact of declining customer usage. The VSCC scheduled the matter for hearing on October 19, 2009.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland PSC. On February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. On March 27, 2009, the settlement was approved as filed.
On November 24, 2008, Northern Indiana filed Supplemental Testimony in its annual gas cost recovery proceeding seeking a cost recovery mechanism for Unaccounted for Gas at current gas prices. Historically, in Indiana, Unaccounted for Gas recovery mechanisms are determined within a base rate proceeding. Intervenors have filed testimony, opposing recovery of Unaccounted for Gas in the gas cost adjustment proceeding and disputing the calculation of Unaccounted for Gas. Evidentiary hearings were held on April 20 and 21, 2009. An order is expected in the third quarter of 2009.
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
Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. On February 27, 2009, Columbia of Ohio filed an application to adjust its Infrastructure Replacement Program Rider to recover costs for risers and accelerated main replacements. On June 24, 2009, the PUCO approved a stipulation allowing Columbia of Ohio to implement the new rider rate July 1, 2009, resulting in an annual revenue increase of approximately $14 million.
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
Gas Transmission and Storage Operations Regulatory Matters
Eastern Market Expansion Project. On January 14, 2008, the FERC issued an order which granted a certificate to construct the project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The Eastern Market Expansion is adding 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is complete and was placed in service April 1, 2009.
Appalachian Expansion Project. On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project includes building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project added 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is complete and the project was placed in service on July 1, 2009.
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of daily deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion was available beginning May 2009 and the remainder will be available no later than the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis, with the FERC authorized market-based rates for these services.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Electric Operations Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008. The case-in-chief was originally filed on August 29, 2008, and amended on December 19, 2008 after the Sugar Creek facility was successfully dispatched into MISO. The filing requested an increase in base rates calculated to produce additional annual gross margin of $85.7 million. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Field hearings to record customer testimonies were held on March 3, 2009 and July 15, 2009. The OUCC and intervenors filed their cases-in-chief on May 8, 2009. Northern Indiana filed its rebuttal testimony on June 26, 2009. Northern Indiana made several minor changes to its revenue requirement, and, as a result the margin requirement in the rebuttal filing is $6 million less than the original request. Final hearings began on July 27, 2009. The case is expected to be resolved, and new electric rates effective during early 2010.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The billing factor used to distribute the revenue credit to customers is based on historical electric usage, therefore, in times of higher usage and revenues the amount credited may exceed $55.1 million annually, but would be offset in a subsequent period. Credits amounting to $26.3 million and $25.1 million were recognized for electric customers for the first half of 2009 and 2008, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first half of 2009, non-fuel cost credits of $3.7 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $3.5 million were deferred. In total, for the first half of 2009 and 2008, net MISO credits of $0.2 million and costs of $4.9 million, respectively, were deferred. In its base rate case, Northern Indiana proposes recovery over a four year amortization period of the cumulative amount of charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the date of effective rates in this case. The aforementioned tracker is also proposed for recovery of these charges on an ongoing basis. As noted below, as part of MISO’s initiation of an ASM, Northern Indiana will also incur non-fuel administrative costs associated with this market. The IURC authorized Northern Indiana to defer the costs associated with participating in the ASM subject to a final determination in a subsequent phase of the same proceeding. On June 30, 2009, the IURC issued an Order in the subsequent phase of the ASM proceeding confirming that Northern Indiana is permitted to continue deferring non-fuel administrative costs.
Northern Indiana was an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities, “Joint Petitioners,” filed a request to the IURC to participate in ASM and seek approval of timely cost recovery for the associated costs of participating. On August 13, 2008, the IURC issued a Phase I order, authorizing the Joint Petitioners authority to transfer additional balancing authority functions and to implement the operational changes necessary to participate in the ASM and to seek recovery of modified MISO charge-types via the FAC and to defer certain other MISO charge-types, pending a final determination on the issue of cost recovery in Phase II. This order also created a subdocket for the purpose of further consideration of whether a cost-benefit analysis of participation in MISO or the MISO ASM should be required. Phase II of this proceeding deals with how the Joint Petitioners will approach the ASM, specifically related to cost recovery. The evidentiary hearing for Phase II concluded on February 9, 2009 and on June 30, 2009, the IURC issued an Order authorizing Northern Indiana to recover fuel-related ASM charges in its FAC and to defer non-fuel charges. The market began on January 6, 2009. The impact of ASM will not have a material effect on cash flows or earnings.

ITEM 1.	FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On November 7, 2008, the FERC issued an Order clarifying the RSG First Pass calculation and requiring the MISO to resettle the RSG market using the correct calculation and to pay refunds, or assess surcharges, to market participants, as appropriate, to correct a misinterpretation of an order issued by FERC in April 2006. Northern Indiana believes that it would have been entitled to a refund, with the amount subject to calculation by MISO. On June 12, 2009, however, FERC issued an order on rehearing in which it affirmed its prior order clarifying the method to calculate the RSG First Pass rate, but reversed its ruling requiring the MISO to pay refunds, and collect surcharges, on equitable grounds. Northern Indiana has asked FERC to reconsider its decision to deny refunds and that request remains pending.
MISO’s implementation of FERC’s April 2006 Order on the RSG First Pass calculation resulted in several million dollars of surcharges to Northern Indiana through market resettlements implemented during the summer of 2007. As a result, Northern Indiana and Ameren jointly filed a complaint with FERC on August, 10, 2007, contending that the RSG rates in effect were unjust and unreasonable. On November 10, 2008, the FERC issued an Order granting these complaints and ordering the MISO to calculate refunds and surcharges, as appropriate, back to the date of the complaint filed by Northern Indiana and Ameren, as authorized by Section 206 of the Federal Power Act. On May 6, 2009, however, the FERC issued an Order that upheld its decision granting the complaint, but largely reversed its directive requiring MISO to pay refunds, and collect surcharges, on equitable grounds. The FERC affirmed the refund and surcharge requirement only for those transactions that occurred after the date of the November 10, 2008 Order, instead of August 10, 2007, as it had previously required. Northern Indiana and Ameren have requested rehearing of the FERC’s May 6, 2009 Order, and that request remains pending.
Cost Recovery and Trackers. A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various intervenors, including the OUCC, have taken issue with the allocation of costs included in Northern Indiana’s FAC-80, FAC-81 and FAC-82, which cover the reconciliation of April – December 2008. The IURC has granted a sub-docket to consider such issues in those filings. The intervening parties and Northern Indiana are discussing procedures to eliminate these concerns and to resolve them for the historical periods. There is no procedural schedule established for this sub-docket. Northern Indiana recorded an accrual for this matter in accordance with SFAS No. 5.
The IURC issued an order on May 28, 2008 approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535 mw CCGT for $330 million in order to help meet capacity needs. The IURC, on February 18, 2009, issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation on Sugar Creek effective on December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%, less $4.5 million annually, the annual depreciation on the Mitchell plant, pursuant to the FAC-71 settlement. The terms of recovery of the deferral will be resolved in Northern Indiana’s current rate proceeding. On March 19, 2009, LaPorte County filed a notice of appeal regarding the IURC’s decision. On July 21, 2009, the Indiana Court of Appeals granted LaPorte County’s Motion to Dismiss the appeal filed with the court on July 16, 2009.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. During the first six months of 2009 and 2008, the amount of purchased power costs exceeding the benchmark amounted to $1.0 million and $6.5 million, respectively, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated.
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
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In addition, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana includes the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual ECRM and annual EERM filing six months after construction costs begin. On October 23, 2008, Northern Indiana filed for approval of a revised cost estimate to meet the NOx and SO2 and mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $368 million. This revised cost estimate was approved by the IURC on January 14, 2009. On October 1, 2008, the IURC approved ECR-12 for capital expenditures (net of accumulated depreciation) of $267.7 million. Northern Indiana filed ECR-13 and EER-6 in February 2009, for net capital expenditures and expense of $268.1 million and $18.7 million, respectively. The Order was issued April 29, 2009. In the electric base rate case, Northern Indiana has proposed that the frequency of the EERM be changed from annual to semi-annual, consistent with the filing of the ECRM. In addition, Northern Indiana proposed that the EERM be used to pass through to ratepayers the cost of any emission allowance purchases and the proceeds of any emission allowance sales.
9.	Risk Management Activities
NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas price volatility and to secure forward natural gas prices. Interest rate swaps are entered into to manage interest rate risk associated with NiSource’s fixed-rate borrowings. In accordance with SFAS No. 133, NiSource designates many of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure natural gas or power for its operational needs. These forward physical contracts are derivatives which qualify for the normal purchase normal sales exception under SFAS No. 133 and do not require mark-to-market accounting. In the second quarter of 2009, NiSource engaged in a process to sell its unregulated natural gas marketing business. As a result of this decision, it became probable that certain forecasted transactions are no longer probable of occurring from a consolidated NiSource perspective, which triggered the mark-to-market of certain forward sales contracts that were previously exempt under the normal purchase and sale exception. In addition, the mark-to-market gains and losses deferred in accumulated other comprehensive income (loss) related to certain financial derivatives accounted for as a cash flow hedge were also recognized in income from discontinued operations during the quarter. NiSource adopted SFAS No. 161 on January 1, 2009, an amendment to SFAS No. 133, and the disclosures contained in this note regarding NiSource’s use of derivatives are pursuant to the requirement of SFAS No. 133, as amended.
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
NiSource uses a variety of derivative instruments (exchange traded futures and options, physical forwards and options, basis contracts, financial commodity swaps, and interest rate swaps) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For derivative contracts that qualify for the normal purchase normal sale exception under SFAS No. 133, a contract’s fair value is not recognized in the Consolidated Financial Statements until the contract is settled.

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
Commodity Price Risk Programs. NiSource and NiSource’s utility customers are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. NiSource purchases natural gas for sale and delivery to its retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of NiSource’s utility subsidiaries offer programs where variability in the market price of gas is assumed by the respective utility. The objective of NiSource’s commodity price risk programs is to mitigate this gas cost variability, for NiSource or on behalf of its customers, associated with natural gas purchases by economically hedging the various gas cost components by using a combination of futures, options, forward physical contracts, basis swap contracts or other derivative contract. Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These commodity price risk programs and their respective accounting treatment are described below.
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
Northern Indiana, Columbia of Virginia and Columbia of Pennsylvania offer a fixed price program as an alternative to the standard gas cost recovery mechanism. These services provide customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that would be charged in future months. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options are used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts are accounted for as cash flow hedges while some contracts are not. The normal purchase normal sale exception under SFAS No. 133 is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill in future months at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options are used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts are accounted for as cash flow hedges while some contracts are not. The normal purchase normal sale exception under SFAS No. 133 is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.
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
As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These FTRs help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs are marked to fair value and do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability in accordance with SFAS No. 71. In the second quarter of 2008, MISO changed its allocation procedures from an allocation of FTRs to an allocation of ARRs, whereby Northern Indiana was allocated ARRs based on its historical use of the MISO administered transmission system. ARRs entitle the holder to a stream of revenues or charges based on the price of the associated FTR in the FTR auction. Northern Indiana converted the ARRs that were received in the second quarter of 2008 into FTRs.
NiSource is also involved in commercial and industrial gas sales, whereby gas derivatives are utilized to hedge expected future gas purchases. These derivatives associated with commercial and industrial gas sales have generally been accounted for as cash flow hedges. NiSource also has corresponding forward physical sales contracts of natural gas with customers. These forward physical sales contracts are derivatives, which have generally qualified for, and for which NiSource has elected the normal purchase normal sales exception under SFAS No. 133, and which do not require mark-to-market accounting. In the second quarter of 2009, NiSource has engaged in a process to sell its unregulated natural gas marketing business. As a result of this decision, certain forecasted transactions are no longer probable to occur, which triggered the mark-to-market treatment of certain forward sales contracts that were previously exempt under the normal purchase and sale election. In addition, the mark-to-market gains and losses deferred in accumulated other comprehensive income (loss) related to certain financial derivatives accounted for as a cash flow hedge were also recognized in income from discontinued operations during the quarter. The physical sales contracts marked-to-market had a fair value pre-tax gain of approximately $149.9 million at June 30, 2009, while the financial cash flow hedge contracts recognized to income from discontinued operations in the same period had a fair value pre-tax loss of $126.4 million.
Commodity price risk program derivative contracted gross volumes are as follows:

	June 30, 2009	December 31, 2008

Commodity Price Risk Program:

Gas price volatility program derivatives (MMDth)	28.8	31.2

PPS program derivatives (MMDth)	1.6	1.9

DependaBill program derivatives (MMDth)	0.5	0.3

Regulatory incentive program derivatives (MMDth)	6.6	2.9

Gas marketing program derivatives (MMDth) (a)	83.2	84.4

Gas marketing forward physical derivatives (MMDth) (b)	93.9	-

Electric energy program FTR derivatives (mw)	2,753	8,068

(a)	Basis contract volumes not included in the above table were 93.2 MMDth and 83.5 MMDth as of June 30, 2009 and December 31, 2008,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
respectively.

(b)	Gas marketing forward physical derivatives at December 31, 2008 received the normal purchase normal sales exception under SFAS No. 133 and did not require mark-to-market accounting.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of June 30, 2009, NiSource had $7.0 billion of outstanding debt, of which $1.1 billion is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. The effectiveness of the interest rate swaps in offsetting the exposure to changes in the debt’s fair value is measured pursuant to SFAS No. 133. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years.
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
Contemporaneously with the issuance on September 16, 2005 of the 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of June 30 2009, $15.2 million is in accumulated other comprehensive loss related to forward starting interest rate swap settlement.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

	June 30,	December 31,
Asset Derivatives(in millions)	2009	2008

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133
Commodity price risk programs
Price risk management assets (current)	$21.7	$111.4
Price risk management assets (noncurrent)	-	(0.1)
Assets of discontinued operations and assets held for sale (current)	-	32.1
Assets of discontinued operations and assets held for sale (noncurrent)	-	105.0
Interest rate risk activities
Price risk management assets (noncurrent)	70.7	95.8

Total derivatives designated as hedging instruments under SFAS No. 133	$92.4	$344.2

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity price risk programs
Price risk management assets (current)	$2.8	$6.9
Price risk management assets (noncurrent)	-	-
Assets of discontinued operations and assets held for sale (current)	230.0	-
Assets of discontinued operations and assets held for sale (noncurrent)	167.0	-

Total derivatives not designated as hedging instruments under SFAS No. 133	$399.8	$6.9

Total Asset Derivatives	$492.2	$351.1

	June 30,	December 31,
Liability Derivatives(in millions)	2009	2008

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133
Commodity price risk programs
Price risk management liabilities (current)	$52.6	$184.6
Price risk management liabilities (noncurrent)	0.6	0.8
Price risk management liabilities (current)		-
Liabilities of discontinued operations and liabilities held for sale (current)	-	49.0
Liabilities of discontinued operations and liabilities held for sale (noncurrent)		170.6
Interest rate risk activities
Price risk management liabilities (noncurrent)	-	-

Total derivatives designated as hedging instruments under SFAS No. 133	$53.2	$405.0

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity price risk programs
Price risk management liabilities (current)	$48.5	$52.9
Price risk management liabilities (noncurrent)	4.5	17.1
Liabilities of discontinued operations and liabilities held for sale (current)	221.7	-
Liabilities of discontinued operations and liabilities held for sale (noncurrent)	154.5	-

Total derivatives not designated as hedging instruments under SFAS No. 133	$429.2	$70.0

Total Liability Derivatives	$482.4	$475.0

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The effect of derivative instruments on the Condensed Statements of Consolidated Income (Loss) (unaudited) were:
Derivatives in Cash Flow Hedging Relationships
Three Months Ended, (in millions)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
Derivatives in SFAS No. 133	Portion)		Reclassified from AOCI	Portion)
Cash Flow Hedging	June 30,	June 30,	into Income (Effective	June 30,	June 30,
Relationships	2009	2008	Portion)	2009	2008

Commodity price risk programs	$110.7	$9.6	Cost of Sales	$19.0	$16.3
Interest rate risk activities	0.4	0.4	Interest expense, net	(0.4)	-

Total	$111.1	$10.0		$18.6	$16.3

Six Months Ended, (in millions)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
Derivatives in SFAS No. 133	Portion)		Reclassified from AOCI	Portion)
Cash Flow Hedging	June 30,	June 30,	into Income (Effective	June 30,	June 30,
Relationships	2009	2008	Portion)	2009	2008

Commodity price risk programs	$95.8	$26.5	Cost of Sales	$(24.8)	$25.4
Interest rate risk activities	0.8	0.8	Interest expense, net	(0.8)	-

Total	$96.6	$27.3		$(25.6)	$25.4

Three Months Ended, (in millions)

Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Income of Derivative
	Recognized in Income on	(Ineffective Portion and Amount
	Derivative (Ineffective Portion	Excluded from Effectiveness
Derivatives in SFAS No. 133 Cash Flow	and Amount Excluded from	Testing)
Hedging Relationships	Effectivness Testing)	June 30, 2009	June 30, 2008

Commodity price risk programs	Cost of Sales	$-	$(0.2)
Interest rate risk activities	Interest expense, net	-	-

Total		$-	$(0.2)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Six Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
		in Income of Derivative
	Location of Gain (Loss)	(Ineffective Portion and Amount
	Recognized in Income on	Excluded from Effectiveness
	Derivative (Ineffective Portion	Testing)
Derivatives in SFAS No. 133 Cash Flow	and Amount Excluded from
Hedging Relationships	Effectivness Testing)	June 30, 2009	June 30, 2008

Commodity price risk programs	Cost of Sales	$-	$(0.3)
Interest rate risk activities	Interest expense, net	-	-

Total		$-	$(0.3)

Derivatives in Fair Value Hedging Relationships
Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in SFAS No. 133 Fair	Location of Gain (Loss) Recognized in	in Income on Derivatives
Value Hedging Relationships	Income on Derivatives	June 30, 2009	June 30, 2008

Interest rate risk activites	Interest expense, net	$8.2	$2.0

Total		$8.2	$2.0

Six Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in SFAS No. 133 Fair	Location of Gain (Loss) Recognized in	in Income on Derivatives
Value Hedging Relationships	Income on Derivatives	June 30, 2009	June 30, 2008

Interest rate risk activites	Interest expense, net	$15.3	$2.3

Total		$15.3	$2.3

Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in SFAS No. 133	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Fair Value Hedge Relationships	Income on Related Hedged Item	June 30, 2009	June 30, 2008

Fixed-rate debt	Interest expense, net	$(8.2)	$(2.0)

Total		$(8.2)	$(2.0)

Six Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in SFAS No. 133	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Fair Value Hedge Relationships	Income on Related Hedged Item	June 30, 2009	June 30, 2008

Fixed-rate debt	Interest expense, net	$(15.3)	$(2.3)

Total		$(15.3)	$(2.3)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Derivatives not designated as hedging instruments under SFAS No. 133
Three Months Ended, (in millions)

		Amount of
		Realized/Unrealized Gain
		(Loss) Recognized in Income
		on Derivatives *
Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain (Loss) Recognized in Income on Derivatives	June 30, 2009	June 30, 2008

Commodity price risk programs	Gas Distribution revenues	$(0.1)	$5.5
Commodity price risk programs	Cost of Sales	0.4	0.3
Commodity price risk programs	Income (Loss) from Discontinued
	Operations - net of taxes	20.8	-

Total		$21.1	$5.9

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $0.1 million and $5.6 million for the second quarter of 2009 and 2008, respectively, were deferred per regulatory orders. These amounts will be amortized to income over future periods per regulatory order up to twelve-months.

Six Months Ended, (in millions)

		Amount of
		Realized/Unrealized Gain
		(Loss) Recognized in Income
		on Derivatives *
Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain (Loss) Recognized in Income on Derivatives	June 30, 2009	June 30, 2008

Commodity price risk programs	Gas Distribution revenues	$(46.0)	$2.7
Commodity price risk programs	Cost of Sales	(1.0)	1.2
Commodity price risk programs	Income (Loss) from Discontinued
	Operations - net of taxes	20.8	-

Total		$(26.2)	$3.9

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, a loss of $47.4 million and gain of $4.4 million for the first half of 2009 and 2008, respectively, were deferred per regulatory orders. These amounts will be amortized to income over future periods per regulatory order up to twelve-months.
During second quarter of 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive loss to income (loss) from discontinued operations due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource plans to sell. No amounts were reclassified in the second quarter of 2008. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $60.0 million of loss, net of taxes.
NiSource’s derivative instruments measured at fair value under SFAS No. 133 as of June 30, 2009 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that meet the definition of a derivative for which NiSource has elected the normal purchase normal sale exception. These agreements are exempt from the requirement of SFAS No. 133 and are not measured at fair value. Certain of these agreements do contain “ratings triggers”

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard and Poor’s or below Baa3 by Moody’s. The collateral requirement from a downgrade for these normal purchase normal sale agreements below the ratings trigger levels would amount to approximately $2.1 million as of June 30, 2009.
NiSource had approximately $63.9 million and $78.8 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within, “Restricted cash,” on the Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2009 and December 31, 2008, respectively.
10. Fair Value Disclosures
A. SFAS 157 Fair Value Measurements. NiSource adopted the provisions of SFAS No. 157 for financial assets and liabilities on January 1, 2008 and the effective date provision for non-financial assets and liabilities delayed by the issuance of FSP FAS 157-2 on January 1, 2009. There was no impact on retained earnings as a result of the adoption.
Recurring Fair Value Measurements. The following table presents financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2009:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	June 30, 2009

Assets
Price risk management assets	$19.7	$72.6	$2.9	$95.2
Price risk management assets (discontinued operations)	233.9	163.1	-	397.0
Available-for-sale securities	26.3	34.6	-	60.9

Total	$279.9	$270.3	$2.9	$553.1

Liabilities
Price risk management liabilities	$101.1	$4.2	$0.9	$106.2
Price risk management liabilities (discontinued operations)	350.9	25.3	-	376.2

Total	$452.0	$29.5	$0.9	$482.4

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
As of June 30, 2009, price risk management assets and liabilities classified as an asset or liability of a discontinued operation also includes certain forward physical gas sales contracts that no longer qualify for the normal purchase and sale exemption. The fair value of these contracts is determined primarily from Level 1 and Level 2 inputs, and is reflected in the table above as Level 2.
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Unrealized gains and losses from available-for-sale securities are included in other comprehensive income. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at June 30, 2009 and December 31, 2008 were:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value

Available-for-sale debt securities, June 30, 2009
U.S. Treasury securities	$26.1	$0.4	$(0.2)	$26.3
Corporate/Other bonds	33.8	1.5	(0.7)	34.6

Total Available-for-sale debt securities, June 30, 2009	$59.9	$1.9	$(0.9)	$60.9

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value

Available-for-sale debt securities, December 31, 2008
U.S. Treasury securities	$34.9	$2.2	$(0.2)	$36.9
Corporate/Other bonds	34.0	1.2	(1.1)	34.1

Total Available-for-sale debt securities, December 31, 2008	$68.9	$3.4	$(1.3)	$71.0

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2009:

	Financial
	Transmission
Three Months Ended June 30, 2009 (in millions)	Rights	Other Derivatives	Total

Balance as of March 31, 2009	$0.9	$(0.2)	$0.7

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.3)	0.2	(0.1)
Purchases, issuances and settlements (net)	2.1	(0.7)	1.4

Balance as of June 30, 2009	$2.7	$(0.7)	$2.0

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2009	$-	$0.4	$0.4

	Financial
	Transmission
Six Months Ended June 30, 2009 (in millions)	Rights	Other Derivatives	Total

Balance as of January 1, 2009	$2.6	$1.6	$4.2

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.3)	0.4	0.1
Purchases, issuances and settlements (net)	0.4	(2.7)	(2.3)

Balance as of June 30, 2009	$2.7	$(0.7)	$2.0

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2009	$-	$0.4	$0.4

As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These rights help Northern Indiana offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are valued utilizing forecasted congestion source and sink prices in the Day Ahead market. They are classified as Level 3 and reflected in the table above. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. Northern Indiana also writes options for regulatory incentive purposes which are also considered Level 3 valuations and accounted for in accordance with SFAS No. 71. Realized gains and losses for these Level 3 recurring items are included in income within “Cost of Sales” on the Condensed Statements of Consolidated Income (Loss) (unaudited). Unrealized gains and losses from Level 3 recurring items are included within, Regulatory assets or Regulatory liabilities, on the Condensed Consolidated Balance Sheets (unaudited).
Non-recurring Fair Value Measurements. NiSource is engaged in a process to sell its unregulated natural gas marketing business. Net assets for the unregulated natural gas marketing business have been accounted for as assets of discontinued operations and the results of operations and cash flows of the unregulated natural gas marketing business were classified as discontinued operations for all periods presented. As a result of the letter of intent signed during the second quarter of 2009, other assets were recorded at fair value and a pre-tax impairment loss of $6.9 million was recognized during the second quarter in accordance with the provisions of SFAS No. 144. The other assets of the unregulated natural gas marketing business were valued based on the anticipated adjusted purchase price included in the letter of intent which is an unobservable input and is considered a Level 3 valuation. The following table presents financial assets measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet (unaudited) on a non-recurring basis and their level within the fair value hierarchy as of June 30, 2009:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Non-Recurring Fair Value Measurements	Balance as of	Assets	Inputs	Inputs	Total Gains
(in millions)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets
Long-lived net assets held for sale	$22.5	$-	$-	$22.5	$(6.9)

Total	$22.5	$-	$-	$22.5	$(6.9)

NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
ITEM 1. FINANCIAL STATEMENTS (continued)
B.      SFAS 107 Fair Value Measurements. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted this FSP on April 1, 2009 and therefore has included the following SFAS 107 disclosures.
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
Investments. NiSource has corporate owned life insurance which is accounted for in accordance with FTB 85-4 and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at June 30, 2009 and December 31, 2008 were $20.9 million and $17.7 million, respectively.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	June 30, 2009	June 30, 2009	Dec. 31, 2008	Dec. 31, 2008

Long-term investments	$21.9	$21.9	$18.9	$18.9
Long-term debt (including current portion)	6,988.4	6,691.0	6,413.2	4,929.1

11.      Transfers of Financial Assets
On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, is party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On July 1, 2006, the agreement was amended to increase the seasonal program limit from $300 million to $350 million. On June 16, 2009, the agreement was extended through September 30, 2009. As of June 30, 2009, $100.0 million of accounts receivable had been sold by CORC compared to $236.5 million as of December 31, 2008.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Under the agreement, Columbia of Ohio acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Columbia of Ohio receives a fee, which provides adequate compensation for such services. No servicing asset or liability is recorded since the servicing fee paid to Columbia of Ohio approximates a market rate.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originated, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, was party to an agreement with Citibank, N.A. under the terms of which it sold an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On May 20, 2009, NRC terminated its agreement with Citibank, North America, Inc., while Northern Indiana concurrently terminated its agreement with NRC. Northern Indiana plans on establishing a new accounts receivable program with another bank conduit sponsor prior to September 30, 2009.
NiSource’s accounts receivable programs qualify for sale accounting based upon the conditions met in SFAS No. 140. In the agreements, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors. The transferors do not retain any interest in the sold receivables.
All accounts receivables sold to the commercial paper conduits are valued at face value, which approximate fair value due to its short-term nature. The accounts receivable sold are net of required loss reserves under the agreements.
The following tables reflect the gross and net receivables sold as of June 30, 2009 and December 31, 2008 as well as the retained interests, net receivables derecognized, and cash flows during the three and six months ended June 30, 2009 for Columbia of Ohio and Northern Indiana:

(in millions)	June 30, 2009	December 31, 2008

Receivables interest	$169.3	$657.8
Less: Retained interest	69.3	302.2

Net receivables derecognized	$100.0	$355.6

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2009	June 30, 2009

Operating cash flow
Proceeds from receivables sold	$593.6	$1,689.8
Collections remitted to commercial paper conduit	(1,043.6)	(1,945.4)

Net cash flows used for operations	$(450.0)	$(255.6)

Receivables repurchased	$65.3	$65.3

Other, net expense — fees paid	$3.4	$7.6

12.      Goodwill Assets
In accordance with the provisions of Statement SFAS No. 142, NiSource tests its goodwill for impairment annually as of June 30 each year unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131 and paragraph 30 of SFAS No. 142. In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition. The goodwill impairment test is a two-step process which requires NiSource to make estimates regarding the fair value of the reporting unit. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any), which

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.
NiSource has four reporting units that carry or are allocated goodwill. NiSource’s goodwill assets at June 30, 2009 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $1,975.5 million is allocated to Columbia Transmission Operations (which is comprised of Columbia Transmission and Columbia Gulf) and $1,683.0 million is allocated to Columbia Distribution Operations (which is comprised of Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Virginia). In addition, the goodwill balances at June 30, 2009 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
In estimating the fair value of the Columbia Transmission Operations and Columbia Distribution Operations reporting units for the June 30, 2009 test, NiSource used a weighted average of the income and market approach. Under the income approach, NiSource utilized a valuation technique based on discounted cash flows that incorporates internal projections of expected future cash flows and operating results to estimate a fair value of each reporting unit. Under the market approach, NiSource utilized three market-based models to estimate the fair value of the reporting units: (i) the comparable company multiples method, which estimated fair value of each reporting unit by analyzing EBITDA multiples of a peer group of publicly traded companies and applying that multiple to the reporting units EBITDA (ii) the comparable transactions method, which valued the reporting unit based on observed EBITDA multiples from completed transactions of peer companies and applying that multiple to the reporting unit’s EBITDA and (iii) the market capitalization method, which used the NiSource share price and allocated NiSource’s total market capitalization among both the goodwill and non-goodwill reporting units based on the relative EBITDA, revenues and operating income of each reporting unit. Each of the three market approaches were calculated with the assistance of a third party valuation firm, using multiples and assumptions inherent in today’s market. The degree of judgment involved and reliability of inputs into each model were considered in weighting the various approaches. The resulting estimate of fair value of the reporting units, using the weighted average of the income and market approaches, exceeded their carrying values, indicating that no impairment exists, under Step 1 of the annual impairment test.
Certain key assumptions used in determining the fair values of the reporting units included planned operating results, discount rates and the long-term outlook for growth. NiSource used discount rates of 5.68% and 6.04% for Columbia Transmission Operations and Columbia Distribution Operations, respectively. Management also performed a sensitivity analysis using discount rates of 6.55% and 6.91% for Columbia Transmission Operations and Columbia Distribution Operations, respectively. Using the discount rates of 5.68% and 6.04% for Columbia Transmission Operations and Columbia Distribution Operations, respectively, the excess fair values were approximately $1,500 million for each reporting unit. If the discount rates were increased to 6.55% and 6.91% for Columbia Transmission Operations and Columbia Distribution Operations, respectively, the excess fair value would be approximately $700 million and approximately $500 million, respectively. Under either discount rate scenario, the impairment test indicated that a write-down of goodwill was not required.
Goodwill related to the acquisition of Northern Indiana Fuel and Light and Kokomo Gas of $13.3 million and $5.5 million, respectively, was also tested for impairment as of June 30, 2009 using an income approach to determine the fair value of each of these reporting units. A discount rate range of 6.04% to 6.91% and growth rates, factoring in the regulatory environment and growth initiatives, for each reporting unit were the significant assumptions used in determining the fair values using the income approach. The step 1 goodwill impairment test resulted in the fair value of each of these reporting units exceeding the carrying value.
13.      Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2009 and 2008, respectively, adjusted for tax expense associated with certain discrete items. The effective tax rate for the quarter ended June 30, 2009 was negative due to reasons mentioned below, and for the quarter ended June 30, 2008 was 30.4%. The effective tax rates for the six months ended June 30, 2009 and June 30, 2008 were 40.7% and 36.6%,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
respectively. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The second quarter of 2009 effective tax rate is significantly impacted by an adjustment that increased deferred state income taxes as a result of the transfer of unregulated natural gas marketing business assets to assets and liabilities of discontinued operations, as well as by an increase in tax expense due to certain non-deductible expenses recorded in the quarter. The effective tax rate for the six months ended June 30, 2009 versus the six months ended June 30, 2008 increased by 4.1% due primarily to a reduction in estimated Section 199 deductions as a result of lower projected taxable income for 2009, an increase in tax expense related to AFUDC-Equity and certain depreciation differences, as well as the impact of the deferred state income tax increase and non-deductible expenses discussed above.
On July 3, 2008, the Governor of Massachusetts signed into law a bill that significantly changed the Massachusetts corporate income tax regime. Under the new law, which became effective for tax years beginning on or after January 1, 2009, NiSource calculates its Massachusetts income tax liability on a unitary basis, meaning that the income tax obligation to the Commonwealth of Massachusetts is determined based on an apportioned share of all of NiSource’s income, rather than just the income of NiSource’s subsidiaries doing business in Massachusetts. Because of NiSource’s substantial operations outside of Massachusetts, the new law had the impact of reducing the deferred income tax liability to Massachusetts. In accordance with SFAS No. 109, NiSource recognized the impact of this tax law change in the third quarter of 2008. Second quarter and six months ended 2009 income tax expense reflects the impact of the new law on a going forward basis.
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
NiSource expects to make contributions of approximately $104.2 million to its pension plans and approximately $52.9 million to its postretirement medical and life plans in 2009, which could change depending on market conditions. Through June 30, 2009, NiSource has contributed $11.3 million to its pension plans and $23.4 million to its other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans’ net periodic benefits cost for the second quarter and six months ended June 30, 2009 and 2008:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2009	2008	2009	2008

Components of Net Periodic Benefit Cost
Service cost	$9.0	$9.4	$2.2	$2.3
Interest cost	35.8	33.1	11.9	11.9
Expected return on assets	(30.4)	(48.5)	(4.2)	(6.3)
Amortization of transitional obligation	-	-	2.0	2.0
Amortization of prior service cost	1.0	1.0	0.3	0.2
Recognized actuarial loss	16.4	0.3	1.9	1.0

Total Net Periodic Benefits Cost	$31.8	$(4.7)	$14.1	$11.1

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2009	2008	2009	2008

Components of Net Periodic Benefit Cost
Service cost	$18.0	$18.7	$4.4	$4.7
Interest cost	71.6	66.2	23.8	23.8
Expected return on assets	(60.9)	(97.0)	(8.4)	(12.6)
Amortization of transitional obligation	-	-	4.0	4.0
Amortization of prior service cost	2.0	2.1	0.6	0.4
Recognized actuarial loss	32.8	0.6	3.8	2.0

Total Net Periodic Benefits Cost	$63.5	$(9.4)	$28.2	$22.3

The significant increase in pension cost for 2009 is due to a $797.7 million, or 35.6%, reduction in pension plan assets in 2008 due to a 30.3% negative return on assets for the year resulting from the overall market decline and benefit payments of $165.9 million made during 2008. For the quarters ended June 30, 2009 and 2008, pension and other postretirement benefit cost of approximately $12.3 million and income of $1.5 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses. For the six months ended June 30, 2009 and 2008, pension and other postretirement benefit cost of approximately $24.6 million and income of $2.6 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.
15.     Long-Term Debt
On April 9, 2009, NiSource Finance announced the final closing of a $385 million senior unsecured two-year bank term loan with a syndicate of banks maturing February 11, 2011. Borrowings under the bank term loan have an effective cost of LIBOR plus 538 basis points. On February 16, 2009, NiSource announced the initial closing of the bank term loan at the level of $265 million. Under an accordion feature, NiSource was able to increase the loan by $120 million prior to final closing.
On March 31, 2009, NiSource Finance announced that it was commencing a cash tender offer for up to $300 million aggregate principal amount of its outstanding 7.875% Notes due 2010. On April 28, 2009, NiSource Finance announced that $250.6 million of these notes were successfully tendered.
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
At June 30, 2009, there were 27,288,739 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $4.9 million and $4.5 million and related tax benefits of $2.0 million and $1.7 million during the first six months of 2009 and 2008, respectively.
As of June 30, 2009, the total remaining unrecognized compensation cost related to nonvested awards amounted to $17.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.
Stock Options. As of June 30, 2009, approximately 4.6 million options were outstanding and exercisable with a weighted average strike price of $22.60.
Restricted Awards. On March 24, 2009, 308,496 restricted stock units subject to service conditions were granted. The grant date fair-value of the restricted units was $3.0 million, based on the average market price of NiSource’s common stock at the date of grant of $10.15, which will be expensed net of forfeitures ratably over the three year requisite service period. The service conditions lapse on January 31, 2012 when 100% of the shares vest. If the employee terminates employment before January 31, 2012 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of June 30, 2009, 539,493 nonvested restricted stock units were granted and outstanding.
Contingent Stock Units. On March 24, 2009, 925,490 contingent stock units subject to performance conditions were granted. The grant date fair-value of the award was $9.1 million, based on the average market price of NiSource’s common stock at the date of grant of $10.15 which will be expensed net of forfeitures over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2012 when 100% of the shares vest. If the employee terminates employment before January 31, 2012 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of June 30, 2009, 1,695,626 nonvested contingent stock units were granted and outstanding.
Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan in January 2004. The total shareholder return measures established were not met; therefore these grants do not have an accelerated vesting period. At June 30, 2009, NiSource had 270,785 awards outstanding which contained the time-accelerated provisions.
Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest immediately. The plan requires that restricted stock units be distributed to the directors after their separation from the Board. As of June 30, 2009, 89,860 restricted shares and 274,136 restricted stock units had been issued under the Plan.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
17.     Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at June 30, 2009 and the years in which they expire were:

(in millions)	Total	2009	2010	2011	2012	2013	After

Guarantees of subsidiaries debt	$6,438.4	$417.6	$681.8	$385.0	$315.0	$545.0	$4,094.0
Guarantees supporting commodity transactions of subsidiaries	446.7	213.1	228.2				5.4
Letters of credit	275.3	1.3	272.9	0.1			1.0
Other guarantees	783.4	61.7	2.9		15.2	225.2	478.4

Total commercial commitments	$7,943.8	$693.7	$1,185.8	$385.1	$330.2	$770.2	$4,578.8

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $6.4 billion of debt for various wholly-owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheet (unaudited) as of June 30, 2009. The subsidiaries are required to comply with certain financial covenants under the debt instruments and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $446.7 million of commodity-related payments for its current subsidiaries involved in energy marketing and trading and those satisfying requirements under forward gas sales agreements of current and former subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. During September 2008, NiSource Finance entered into a new $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that was originally due to expire on March 23, 2009. However, on February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan. At June 30, 2009, NiSource had no short-term borrowings outstanding under its credit facility and has issued stand-by letters of credit of approximately $275.3 million for the benefit of third parties.
Other Guarantees or Obligations. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of June 30, 2009.
NiSource has additional purchase and sales agreement guarantees totaling $30.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. As of June 30, 2009, Millennium owed $798.9 million under the financing agreements, of which NiSource guaranteed $379.5 million. NiSource recorded an accrued liability of approximately $7.6 million related to the fair value of this guarantee. The permanent financing for Millennium is expected to be completed when debt capital market conditions improve. In the interim, Millennium will continue to be funded by the $800 million credit agreement, which extends through August 2010.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of June 30, 2009, Hardy Storage owed $123.4 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million which is 50% of the amount borrowed.
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
A reserve of $76.9 million and $73.1 million has been recorded as of June 30, 2009 and December 31, 2008, respectively, to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on many factors including currently enacted laws and regulations, existing technology and estimated site-specific costs whereby assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. NiSource’s estimated environmental remediation liability will be refined as events in the remediation process occur. Actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
On June 26, 2009, the United States House of Representatives passed a climate change bill, titled the American Clean Energy and Security Act of 2009 (“ACES”). The comprehensive bill proposes a multi-sector, market-based greenhouse gas cap and trade system starting in 2012 for electrical suppliers and 2016 for natural gas suppliers. ACES would allocate gas and electric suppliers a certain number of allowances without charge, but these allocations would decrease over time, phasing out entirely by 2030, while gas pipeline companies are not allowed any emission allowances under ACES, they would fall under the greenhouse gas cap in 2014. ACES also contains Renewable Energy Standards, which would require retail electric suppliers to provide specified portions of their power from renewable sources by targeted dates. The Senate is considering its own renewable energy standard and has announced that it will consider separate legislation regulating green house gases later this year.
If ACES or other Federal comprehensive climate change bills were to pass both Houses of Congress and be enacted into law, the actual impact on NiSource’s financial performance would depend on a number of factors, including the overall level of greenhouse gas reductions and amount of renewable energy required under the final legislation, the degree to which offsets may be used for compliance, the amount of recovery allowed from customers, and the extent to which NiSource would be entitled to receive CO2 allowances without having to purchase them in an auction or on an open market. ACES or other Federal legislation could result in additional expense or compliance costs that may not be fully recoverable from customers and, as such, could materially impact NiSource’s financial results. A full and accurate cost estimate cannot be made at the time.
On April 2, 2007, in Massachusetts v. EPA, the Supreme Court ruled that the EPA does have authority under the CAA to regulate emissions of greenhouse gases if it is determined that greenhouse gases have a negative impact on human health or the environment. On April 17, 2009, the EPA issued a proposed rule, which would make the following findings: (a) that greenhouse gases in the atmosphere endanger the public health and welfare within the meaning of the CAA and (b) that emissions of carbon dioxide and other greenhouse gases from new motor vehicles contribute to the mix of greenhouse gases in the atmosphere. The EPA accepted public comments on this new rule, which could become final in 2009. Although the EPA’s proposed findings deal only with new motor vehicles, the proposed rule could be a precursor for the regulation of other greenhouse gas sources by the EPA under the CAA. The cost impact of any future regulation cannot be determined at this time.
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
On March 29, 2007, the EPA signed a rule to govern implementation of the NAAQS for particulate matter (PM2.5) that the EPA promulgated in 1997. The rule addresses a wide range of issues, including state rulemaking requirements as well as attainment demonstration requirements and deadlines. States must evaluate potential reduction measures for the emission of particulate matter and its precursors such as SO2 and NOx. The rule includes a conditional presumption that, for power plants subject to the CAIR, compliance with CAIR would satisfy Reasonably Available Control Measures and Reasonably Available Control Technology requirements for SO2 and NOx. States were required to submit attainment SIPs in April 2008. Also, on September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter. The final rule increased the stringency of the current fine particulate (PM2.5) standard, added a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter), and revoked the annual PM10 standards while retaining the 24-hour PM10 standards. The EPA rule designating areas not meeting the new fine particulate matter standards was signed December 22, 2008, and is expected to be effective in 2009. The SIPs detailing how states will reduce emissions to meet the NAAQS will be due three years later in order to meet attainment by 2014 with a possible five year extension to 2019. On February 24, 2009, the D.C. Circuit struck down the primary annual and secondary PM2.5 NAAQS promulgated by the EPA in 2006 (American Farm Bureau Federation, et al. v. EPA). These standards have been remanded to the EPA for reconsideration. The Court denied the petitions to review the primary daily and annual standards for PM10. These standards are not vacated (i.e., they are still in effect, but must be reconsidered by the EPA). These actions could require further reductions in NOx emissions from various emission sources in and near nonattainment areas, including reductions from Gas Transmission and Storage Operations. NiSource will continue to closely monitor developments in these matters and cannot estimate the timing or cost of emission controls at this time.
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
One of the facilities subject to the AOC is the Majorsville Operations Center, which was remediated under an EPA approved Remedial Action Work Plan in summer 2008. Pursuant to the Remedial Action Work Plan, Columbia Transmission completed a project that stabilized residual oil contained in soils at the site and in sediments in an adjacent stream. On April 23, 2009, however, PADEP issued an NOV to Columbia Transmission, alleging that the remediation was not effective. The NOV asserts violations of the Pennsylvania Clean Streams Law and the Pennsylvania Solid Waste Management Act and contains a settlement demand in the amount of $1 million. On May 27, 2009, Columbia Transmission filed an appeal of the NOV to the Pennsylvania Environmental Hearing Board. Columbia Transmission is unable to estimate the likelihood or cost of potential penalties or additional remediation at this time.
Columbia Transmission and Columbia Gulf are potentially responsible parties at several waste disposal sites under CERCLA and similar state laws. The potential liability is believed to be de minimis. However, the final allocation of cleanup costs has yet to be determined. As site investigations and cleanups proceed and as additional information becomes available reserves will be adjusted.
Electric Operations.
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction and combustion control NOx reduction technology at its active generating stations and is currently in compliance with the NOx requirements. In implementing the NOx compliance plan, Northern Indiana has expended approximately $316.2 million as of June 30, 2009.
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
On July 11, 2008, the D.C. Court of Appeals vacated the CAIR in its entirety, and remanded the rule back to the EPA to develop a rule consistent with the Court’s opinion. On September 24, 2008, four petitions were submitted seeking rehearing by the original panel and the full panel (en banc). Among the petitioners were the EPA as well as industry and environmental groups. On December 23, 2008, the Court decided to remand the CAIR without vacatur to EPA in order to remedy the CAIR’s flaws in accordance with the Court’s July 11, 2008 opinion in this case. Consequently, the Federal CAIR remains in effect. Northern Indiana will continue to monitor this matter and can not predict the outcome or impact of EPA action at this time.
In anticipation of the issuance of the Court’s mandate to vacate CAIR upon the conclusion of legal proceedings, on October 23, 2008, the IDEM took the initial step to develop a new state rule to replace CAIR and obtain the emission reductions it would have achieved. As a result of the Court’s December 23, 2008 action, the Indiana CAIR remains in effect and the IDEM suspended its replacement rulemaking activity based on the expectation that the EPA will develop a replacement rule. Northern Indiana will continue to monitor IDEM activity in this matter.
On October 3, 2007, the Indiana Air Pollution Control Board adopted, with minor changes from the EPA CAMR, the state rule to implement EPA’s CAMR. The rule became effective on February 3, 2008, with compliance required in 2010. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules addressing utility mercury emissions that are the stimulus for the Indiana Air Pollution Control Board’s CAMR. The first is the EPA’s rule delisting coal and oil-fired electric generating units from the list of sources whose emissions are regulated under section 112 of the CAA, 42 U.S.C. § 7412. Revision of December 2000 Regulatory Finding (“Delisting Rule”), 70 Fed. Reg. 15,994 (March 29, 2005). The second is the EPA’s rule that set performance standards for new coal-fired electric generating units and established total mercury emission limits for states along with a cap-and-trade program for new and existing coal-fired electric generating units. Standards of Performance for New and Existing Stationary Sources: Electric Utility Steam Generating Units (“CAMR”), 70 Fed. Reg. 28,606 (May 18, 2005). In response to the vacatur, the EPA is pursuing a new Section 112 rulemaking to establish Maximum Achievable Control Technology standards for electric utilities. On July 2, 2009,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the EPA provided a notification and opportunity for comment on a new information request to obtain industry data that will be used to develop the National Emission Standards for Hazardous Air Pollutants for coal- and oil-fired electric steam generating units. The data collected and EPA’s response to this decision will affect the implementation and timing of the installation of controls to address potential reduction obligations for mercury and other pollutants subject to the section 112 rulemaking. Northern Indiana will closely monitor developments regarding any further action by the EPA and subsequent regulatory developments from the EPA and/or the Indiana Air Pollution Control Board in this matter.
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
In late 1999, the EPA initiated a New Source Review enforcement action against several industries, including the electric utility industry, concerning rule interpretations that have been the subject of recent (prospective) reform regulations. On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. The ultimate resolution could require additional capital expenditures and operations and maintenance costs, as well as payment of substantial penalties and development of supplemental environmental projects. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV.
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
On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. On January 25, 2007, the Second Circuit in a Court decision on the Phase II 316(b) Rule remanded for EPA reconsideration the options providing flexibility for meeting the requirements of the rule. On March 20, 2007, the EPA issued a guidance memorandum advising its Regional Administrators that the Agency considers the Phase II 316(b) Rule governing cooling water withdrawals suspended. On July 5, 2007, the Second Circuit Court of appeals denied the petitions for rehearing that had asked the Court to reconsider its remand of the Phase II 316(b) Rule. On July 9, 2007, the EPA published a notice in the Federal Register suspending the Phase II Rule. The notice explained that

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the EPA is not accepting comments on the suspension and notes that “best professional judgment” is to be used in making 316(b) decisions.
Various parties submitted petitions for a writ of certiorari to the U.S. Supreme Court in early November 2007 seeking to reverse the Second Circuit Court’s decision. On April 1, 2009, the Supreme Court issued their ruling reversing and remanding the Second Circuit’s ruling. The case, Entergy Corp. v. Riverkeeper, Inc., determined that the EPA did not overstep its authority when it adopted national performance standards utilizing cost-benefit analyses. The matter was remanded back to the 2nd Circuit U.S. Court of Appeals for further proceedings. The EPA will propose a revised 316(b) rule and provide guidance to address the impact of the Court decision. The Bailly Generating Station is the only Northern Indiana generating station that does not utilize closed cycle cooling and the NPDES permit contains permit conditions that will require Bailly to address the 316(b) rules. Northern Indiana will continue to closely monitor this activity and cannot estimate the costs associated with the ultimate outcome at this time.
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
Coal Combustion Products. The Federal government continues to show interest in developing regulations covering coal combustion waste products. Subsequent to the December 22, 2008 dike collapse at a Tennessee Valley Authority ash pond, congressional hearings were held on the issue. Legislation regulating coal ash pursuant to the Surface Mining Control and Reclamation Act was introduced and the EPA is reviewing its previous determination that Federal regulation of coal ash as a RCRA Subtitle C hazardous waste is not appropriate. NiSource will monitor future regulatory actions and cannot estimate the potential financial impact at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
18.      Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss, which is included in “Common Stockholders’ Equity,” on the Condensed Consolidated Balance Sheets (unaudited).

	June 30,	December 31,
(in millions)	2009	2008

Other comprehensive loss, before taxes:
Unrealized gains on securities	$0.9	0.4
Tax (expense) benefit on unrealized gains on securities	(0.3)	-
Unrealized losses on cash flow hedges	(70.8)	(232.1)
Tax benefit on unrealized gains on cash flow hedges	27.6	92.3
Unrecognized pension benefit and OPEB costs	(50.8)	(52.7)
Tax benefit on unrecognized pension benefit and OPEB costs	19.4	20.1

Total Accumulated Other Comprehensive Loss, net of taxes	$(74.0)	$(172.0)

Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420 million with seven counterparties. In accordance with paragraph 121 of SFAS No. 130, Columbia Transmission recorded an unrecognized loss of $9.3 million as a decrease in its investment in Millennium and a corresponding decrease in accumulated other comprehensive income (loss), representing its ownership portion of the fair value of these swaps as of June 30, 2009.
19.      Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The NiSource Chief Executive Officer is the chief operating decision maker.
NiSource’s operations are divided into four primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana. The Other Operations segment primarily includes ventures focused on distributed power generation technologies, including fuel cells and storage systems.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2009	2008	2009	2008

REVENUES
Gas Distribution Operations
Unaffiliated	$557.5	$1,026.5	$2,512.8	$3,474.0
Intersegment	-	2.9	-	2.9

Total	557.5	1,029.4	2,512.8	3,476.9

Gas Transmission and Storage Operations
Unaffiliated	164.2	151.8	346.9	321.0
Intersegment	44.9	44.2	104.5	106.3

Total	209.1	196.0	451.4	427.3

Electric Operations
Unaffiliated	286.7	341.1	584.9	673.9
Intersegment	0.2	0.2	0.4	0.4

Total	286.9	341.3	585.3	674.3

Other Operations (a)
Unaffiliated	1.1	32.2	2.6	59.0
Intersegment	1.1	1.2	2.2	2.2

Total	2.2	33.4	4.8	61.2

Adjustments and eliminations	(46.5)	(42.9)	(106.5)	(103.7)

Consolidated Revenues	$1,009.2	$1,557.2	$3,447.8	$4,536.0

Operating Income (Loss)
Gas Distribution Operations	$3.9	$(10.0)	$247.1	$244.9
Gas Transmission and Storage Operations	79.6	77.9	172.5	182.7
Electric Operations	23.0	50.7	40.3	89.1
Other Operations	(1.7)	(1.5)	(3.1)	(3.3)
Corporate	(0.9)	(2.7)	(4.7)	(5.5)

Consolidated Operating Income	$103.9	$114.4	$452.1	$507.9

(a)	Other Operations gross revenues in 2008 included gas marketing activities to three municipalities in the United States associated with Columbia Energy Services. Obligations under these contracts were completed by December 2008.
20.      Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008:

Six Months Ended June 30, (in millions)	2009	2008

Supplemental Disclosures of Cash Flow Information
Non-cash transactions
Changes in accrued plant in service and other items	$(8.0)	$23.2
Change in equity investments related to unrealized gains (losses)	34.2	-
Schedule of interest and income taxes paid
Cash paid for interest	186.1	188.0
Interest capitalized	1.8	12.4
Cash paid for income taxes	-	38.3

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, the effectiveness of NiSource’s restructured outsourcing agreement, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, and counterparty credit risk, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims a duty to update any of the forward-looking statements contained in this report.
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
For the six months ended June 30, 2009, NiSource reported income from continuing operations of $150.6 million, or $0.55 per basic share, a decrease of $57.7 million, or $0.21 per basic share reported for the same period in 2008.
Decreases in income from continuing operations were due primarily to the following items:
•
Employee and administrative expenses increased $40.0 million across NiSource’s business segments resulting from increased pension expense of approximately $49.2 million. The increase in pension expense for 2009 is primarily due to a $797.7 million reduction in pension plan assets in 2008. Pension plan assets declined as a result of a 30.3% negative return on assets for the year due to the overall market decline and benefit payments of $165.9 million made during 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•
Electric Operations net revenues were $26.9 million lower primarily due to lower industrial usage and off-system sales. Industrial volumes are down approximately 23% in the first six months of 2009 when compared to the same 2008 period.

•	NiSource’s Gas Transmission and Storage Operations segment recorded a $19.8 million restructuring charge in the first quarter of 2009.
•
Interest expense increased $16.6 million primarily due to incremental interest expense associated with the issuance of $700 million of long-term debt in May of 2008 and $600 million of long-term debt in March of 2009, partially offset by the open market debt repurchase of $100 million in January 2009, the $250.6 million tender offer debt repurchase in April 2009 and lower short-term interest rates.

Decreases in income from continuing operations were partially offset due to the following items:
•	Gas Distribution Operations’ net revenues increased by $39.4 million due primarily to increased revenues of $47.6 million from regulatory initiatives including impacts from rate proceedings.
•
Gas Transmission and Storage Operations’ net revenues increased by $24.1 million due primarily to increases in firm capacity reservation fees and shorter term transportation and storage services. The increase in firm capacity reservation fees was the result of higher revenue for storage services, new Appalachian Supply interconnects, and incremental revenue from transportation agreements.

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
Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008. The case-in-chief was originally filed on August 29, 2008, and amended on December 19, 2008 after the Sugar Creek facility was successfully dispatched into MISO. The filing requested an increase in base rates calculated to produce additional annual gross margin of $85.7 million. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Field hearings to record customer testimonies were held on March 3, 2009 and July 15, 2009. The OUCC and intervenors filed their cases-in-chief on May 8, 2009. Northern Indiana filed its rebuttal testimony on June 26, 2009. Northern Indiana made several minor changes to its revenue requirement, and, as a result the margin requirement in the rebuttal filing is $6 million less than the original request. Final hearings began on July 27, 2009. The case is expected to be resolved, and new electric rates effective during early 2010.
Columbia of Ohio received authority on July 8, 2009 from the PUCO to defer the difference between actual pension and other postretirement benefits expenses and the levels reflected in Columbia of Ohio’s base rates effective January 1, 2009. The financial impact of the deferral, which is expected to positively impact 2009 operating income by approximately $13.0 million, will be reflected in the company’s results for the third and fourth quarters.
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
Northern Indiana received a favorable regulatory order on February 18, 2009 related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was “in service” for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and carrying costs associated with the $330 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO.
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate in order to collect $82.2 million in PIPP arrearages over a three year period. On March 3, 2009, Columbia of Ohio’s proposal was deemed approved and became effective.
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
Bear Garden Station. Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 585 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station with service expected to begin by the summer of 2011.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Hardy Storage Project. The first two phases of Hardy Storage are in service, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. When the third and final Phase is fully operational in November 2009, the field will have a working storage capacity of 12 Bcf, and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Line 1570 Project. In October 2008, Columbia Transmission entered into a Precedent Agreement to gather and transport phased in volumes of up to 150,000 Dth per day of gas in the Waynesburg, PA area along Line 1570. The first two phases of this project were available for service in October 2008 and March 2009. Additional volumes will be phased in later in 2009 and during 2010. Facilities are expected to be completed in fourth quarter of 2009.
Millennium Pipeline Project. The Millennium pipeline was substantially completed in the fourth quarter of 2008 and the pipeline commenced service on December 22, 2008, with the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City market through its pipeline interconnections. The Millennium partnership is currently comprised of interest from Columbia Transmission (47.5%), DTE Millennium Company (26.25%), and National Grid Millennium LLC (26.25%) with Columbia Transmission acting as operator.
Columbia Penn Project. In September 2008, Columbia Transmission announced its intention to develop additional natural gas transmission, gathering and processing services along and around its existing pipeline corridor between Waynesburg, PA and Renovo, PA, referred to as the “Columbia Penn” corridor. This two-phase development will provide access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation which

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
underlies Columbia Transmission’s transmission and storage network in the region. Phase I was placed into service in February 2009 and Phase II should be available by the end of 2009.
Eastern Market Expansion Project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The Eastern Market Expansion is adding 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is complete and was placed in service April 1, 2009.
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of daily deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion was available beginning May 2009 and the remainder will be available no later than the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis, with the FERC authorized market-based rates for these services.
Appalachian Expansion Project. On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project includes building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project added 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is complete and the project was placed in service on July 1, 2009.
Easton Compressor Station. On March 30, 2009, Columbia Transmission announced a binding open season for capacity into premium East Coast markets resulting from modifications made to the company’s Easton Compressor Station. The modifications will increase delivery capacity from the Wagoner interconnection point between the Columbia Transmission and Millennium pipeline systems. Through the open season, which closed on April 3, 2009, Columbia Transmission received 30,000 Dth per day of binding bids. Construction is under way and service is expected to commence in the fourth quarter of 2009.
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
Cobb Compressor Station Expansion. Shippers have also executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Expansion is expected to be in service April 1, 2010.
Financial Management of the Balance Sheet
NiSource has been closely monitoring developments relative to the financial crisis and has executed on its plan to effectively manage through this period. During the past several months, NiSource has successfully executed against its financing and liquidity plan through the following actions:
•
On June 25, 2009, Columbia of Virginia received approval from the VSCC for the issuance of external long-term debt of up to $75 million of either external long-term debt or long-term inter-company notes. Northern Indiana is also seeking to amend its financing petition to allow for the issuance of $120 million of either external long-term debt or long-term inter-company notes.

•
On April 9, 2009, NiSource Finance announced the final closing of a $385 million senior unsecured two-year bank term loan with a syndicate of banks maturing February 11, 2011. Borrowings under the bank term loan have an effective cost of LIBOR plus 538 basis points. On February 16, 2009, NiSource announced the initial closing of the bank term loan at the level of $265 million. Under an accordion feature, NiSource was able to increase the loan by $120 million prior to final closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•
On March 31, 2009, NiSource Finance announced that it was commencing a cash tender offer for up to $300 million aggregate principal amount of its outstanding 7.875% Notes due 2010. On April 28, 2009, NiSource Finance announced that $250.6 million of these notes were successfully tendered.

•
On March 9, 2009, NiSource Finance issued $600 million of senior unsecured notes in an underwritten offering. NiSource will use the proceeds from the issuance to complete the refinancing of outstanding debt scheduled to mature in November 2009 and for general corporate purposes, including refinancing a portion of outstanding debt scheduled to mature in November 2010.

During the third quarter of 2009, NiSource also expects to file a petition to add an accounts receivable securitization facility for Columbia of Pennsylvania and is in the process of executing new facilities at Columbia of Ohio and Northern Indiana. Total capacity of these facilities is expected to be approximately $525 million with opportunities for annual renewal and capacity increases as required.
NiSource’s overall liquidity strategy, including the recent financial and optimization initiatives, not only fully addresses the company’s 2009 debt refinancing requirements but also places the company well on the way toward meeting the remaining 2010 refinancing needs. NiSource estimates that its remaining financing requirements through 2010 will be less than $500 million. NiSource will continue to closely monitor events in the credit markets, as well as overall economic conditions in the nation and the markets it serves. Maintaining financial flexibility will remain a key priority for NiSource.
Credit Ratings. On March 5, 2009, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-, and revised the outlook to stable from negative. On July 29, 2009, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and its subsidiaries is negative. On February 4, 2009, Fitch lowered its senior unsecured ratings for NiSource to BBB- and for Northern Indiana to BBB. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, an additional downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Process and Expense Management
In February 2009, NiSource announced an organizational restructuring of the Gas Transmission and Storage Operations segment. NiSource is eliminating positions across the 16 state operating territory of Gas Transmission and Storage Operations. The reductions will occur through normal attrition as well as through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment will take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and in response to current economic conditions. During the first half of 2009, NiSource recorded a pre-tax restructuring charge, net of adjustments, of $19.8 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs for approximately 360 employees. As of June 30, 2009, 246 employees had been severed from employment bringing the restructuring liability balance for this initiative to $5.7 million. NiSource expects this restructuring initiative to be substantially complete by the end of 2009. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding restructuring initiatives.
In the second quarter of 2009, Northern Indiana and representatives of the United Steelworkers union reached five-year collective bargaining agreements covering approximately 1,900 Northern Indiana employees. The parties’ new labor agreements are scheduled to expire May 31, 2014.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Refer to “Controls and Procedures” included in Item 4.
Results of Operations
Quarter Ended June 30, 2009
Net Income
NiSource reported a net loss of $4.8 million, or $0.02 loss per basic share, for the three months ended June 30, 2009, compared to a net loss of $202.3 million, or $0.74 loss per basic share, for the second quarter 2008. The loss from continuing operations was $8.7 million, or $0.03 loss per basic share, for the three months ended June 30, 2009, compared to income of $19.7 million, or $0.07 per basic share, for the second quarter 2008. Operating income was $103.9 million, a decrease of $10.5 million from the same period in 2008. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2009 were 274.7 million compared to 274.0 million at June 30, 2008.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations. A net increase in operating expenses of $2.2 million for the second quarter of 2009 was offset by a corresponding net increase to net revenues reflecting recovery of these tracked costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended June 30, 2009, were $671.0 million, a $5.8 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Distribution Operations’ net revenues of $17.8 million and increased Gas Transmission and Storage Operations’ net revenues of $13.1 million, partially offset by lower Electric Operations’ net revenues of $21.9 million. Gas Distribution Operations’ net revenues increased due to increased revenues of $28.7 million from regulatory initiatives including impacts from rate proceedings, partially offset by decreased usage from residential and industrial customers. Within Gas Transmission and Storage Operations, net revenues increased due primarily to increases in firm capacity reservation fees and shorter term transportation and storage services of $12.9 million. The increase in firm capacity reservation fees was the result of higher revenue for storage services, new Appalachian Supply interconnects, and incremental revenue from transportation agreements. Electric Operations’ net revenues decreased due to lower industrial usage, which was significantly impacted by steel and steel-related companies. The major steel companies were operating at close to full capacity in early 2008 and are now operating at about half capacity.
Expenses
Operating expenses for the second quarter 2009 were $564.5 million, an increase of $12.1 million from the 2008 period. This increase was primarily due to higher pension expense of approximately $25 million, increased legal reserves of $6.4 million and $5.0 million higher electric generation and maintenance costs, partially offset by lower employee and administrative expenses, excluding pension, of $15.3 million across NiSource’s business segments and decreased other taxes of $9.6 million. The increase in pension expense for 2009 is due to a $797.7 million reduction in pension plan assets in 2008 from a 30.3% negative return on assets for the year due to the overall market decline and benefit payments of $165.9 million made during 2008.
Other Income (Deductions)
Interest expense increased by $17.9 million primarily due to incremental interest expense associated with the issuance of $700 million of long-term debt in May of 2008 and $600 million of long-term debt in March of 2009, partially offset by the open market debt repurchase of $100 million in January 2009, the $250.6 million tender offer debt repurchase in April 2009 and lower short-term interest rates. Other, net was a loss of $0.5 million compared to income of $1.3 million for the second quarter of 2008 as a result of lower interest income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Income Taxes
Income taxes for the second quarter of 2009 were $6.1 million, a decrease of $2.5 million compared to the second quarter of 2008. The effective tax rate was negative for the quarter ended June 30, 2009 compared to 30.4% for the comparable period last year. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199. The second quarter of 2009 effective tax rate is significantly impacted by an adjustment that increased deferred state income taxes as a result of NiSource’s decision to sell its unregulated natural gas marketing business, as well as by an increase in tax expense due to certain non-deductible expenses recorded in the quarter.
Discontinued Operations
Discontinued operations reflected income of $12.7 million in the second quarter of 2009, compared to a loss of $219.2 million in the second quarter of 2008. Income for 2009 is primarily attributable to NiSource’s unregulated natural gas marketing business. The loss in 2008 is primarily attributable to an adjustment to the reserve for the Tawney litigation. The $8.8 million after-tax loss on the disposition of discontinued operations in the second quarter of 2009 related to NiSource’s decision to sell its unregulated natural gas marketing business. In the second quarter of 2008, NiSource recorded an estimated after-tax loss adjustment of $2.8 million for the disposition of Northern Utilities, Granite State Gas and Whiting Clean Energy.
Results of Operations
Six Months Ended June 30, 2009
Net Income
NiSource reported net income of $143.6 million, or $0.52 per basic share, for the six months ended June 30, 2009, compared to a net loss of $103.0 million, or $0.38 loss per basic share, for the first six months 2008. Income from continuing operations was $150.6 million, or $0.55 per basic share, for the six months ended June 30, 2009, compared to $208.3 million, or $0.76 per basic share, for the comparable 2008 period. Operating income was $452.1 million, a decrease of $55.8 million from the same period in 2008. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2009 were 274.4 million compared to 273.9 million at June 30, 2008.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations. A net increase in operating expenses of $14.7 million for 2009 was offset by a corresponding net increase to net revenues reflecting recovery of these tracked costs.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2009, were $1,734.7 million, a $32.5 million increase from the same period last year. Net revenues increased primarily due to increased Gas Distribution Operations’ net revenues of $39.4 million and increased Gas Transmission and Storage Operations’ net revenues of $24.1 million, partially offset by lower Electric Operations’ net revenues of $26.9 million. Gas Distribution Operations’ net revenues increased due to increased revenues of $47.6 million from regulatory initiatives including impacts from rate proceedings, increased net regulatory and tax trackers of $9.0 million offset in expense and colder weather of approximately $7 million, partially offset by decreased customer usage of $17.0 million and a $9.0 million decrease in off-system sales. Within Gas Transmission and Storage Operations, net revenues increased due to increases in firm capacity reservation fees and shorter term transportation and storage services of $19.3 million. The increase in firm capacity reservation fees was the result of higher revenue for storage services, new Appalachian Supply interconnects, and incremental revenue from transportation agreements. Electric Operations’ net revenues decreased due to lower industrial usage, which was significantly impacted by steel and steel-related companies, and lower off-system sales. The major steel companies were operating at close to full capacity in early 2008 and are now operating at about half capacity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Expenses
Operating expenses for the first six months of 2009 were $1,286.4 million, an increase of $88.5 million from the comparable 2008 period. This increase was primarily due to higher pension expense of approximately $49.2 million, a restructuring charge in Gas Transmission and Storage Operations of $19.8 million, higher net regulatory and tax trackers of $14.7 million offset in net revenues described above, and an $8.8 million increase in depreciation and amortization expense. These increases are partially offset by lower employee and administrative expenses, excluding pension, of $9.2 million.
Other Income (Deductions)
Interest expense increased by $16.6 million primarily due to incremental interest expense associated with the issuance of $700 million of long-term debt in May of 2008 and $600 million of long-term debt in March of 2009, partially offset by the open market debt repurchase of $100 million in January 2009, the $250.6 million tender offer debt repurchase in April 2009 and lower short-term interest rates. Other, net was a loss of $4.7 million compared to a loss of $0.4 million for the second quarter of 2008 as a result of lower interest income.
Income Taxes
Income tax for the first six months of 2009 was $103.5 million, a decrease of $16.5 million compared to the first six months of 2008 due primarily to lower pretax book income, partially offset by a higher effective tax rate. The effective tax rate for the first six months of 2009 was 40.7% compared to 36.6% for the comparable period last year. These effective tax rates differ from the federal tax rate of 35% due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199. The effective tax rate was higher in 2009 primarily due to a reduction in estimated Section 199 deductions as a result of lower projected taxable income for 2009, an increase in tax expense related to AFUDC-Equity and certain depreciation differences, as well as the impact of the deferred state income tax increase and non-deductible expenses discussed above.
Discontinued Operations
For the six months ended June 30, 2009, NiSource recognized income of $2.0 million from discontinued operations compared to a loss of $212.4 million in the comparable 2008 period. Income for 2009 is primarily attributable to NiSource’s intent to sell its unregulated natural gas marketing business in the second quarter of 2009. The loss in 2008 is primarily attributable to an adjustment to the reserve for the Tawney litigation. In addition, in 2008, NiSource began accounting for the operations of Northern Utilities, Granite State Gas and Whiting Clean Energy as discontinued operations. As such, net income of $4.6 million from continuing operations was classified to net income (loss) from discontinued operations for the six months ended June 30, 2008. The $9.0 million after-tax loss on the disposition of discontinued operations in the second quarter of 2009 is primarily related to NiSource’s decision to sell its unregulated natural gas marketing business. For the six months ended June 30, 2008, NiSource recorded an estimated after-tax loss of $98.9 million for the dispositions of Northern Utilities, Granite State Gas and Whiting Clean Energy.
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
Operating Activities
Net cash from operating activities for the six months ended June 30, 2009 was $1,240.2 million, an increase of $601.8 million compared to the first six months of 2008. Gas price changes significantly impacted working capital when comparing the two periods. During the first six months of 2009 gas prices dropped dramatically resulting in a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
$566.8 million over-recovery of gas cost. During the first six months of 2008 gas prices actually increased resulting in a $195.9 million under recovery of gas costs.
Tawney Settlement. In the first quarter of 2009, NiSource funded $60.5 million in compliance with the settlement agreement in addition to $25.0 million that was funded in the fourth quarter of 2008. No additional payments were made through June 30, 2009. NiSource expects to make the remaining payments in 2009 up to the total settlement amount of $338.8 million. A letter of credit of $254 million was issued on January 13, 2009 to cover these remaining payments. Refer to Part II, Item 1, “Legal Proceedings,” for additional information.
Pension and Other Postretirement Plan Funding. NiSource expects to make contributions of approximately $104.2 million to its pension plans and approximately $52.9 million to its postretirement medical and life plans in 2009, which could change depending on market conditions. Through June 30, 2009, NiSource has contributed $11.3 million to its pension plans and $23.4 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the six months ended June 30, 2009 were $385.6 million, compared to $448.7 million for the first six months of 2008. NiSource continues to project capital expenditures for the year to be approximately $800 million.
Restricted cash was $64.2 million and $79.9 million as of June 30, 2009 and December 31, 2008, respectively. The decrease in restricted cash was due primarily to the change in forward gas prices which resulted in decreased net margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.
NiSource received insurance proceeds for capital repairs of $54.6 million and $25.9 million for the first six months of 2009 and 2008, respectively, related to hurricanes and other items.
Financing Activities
Long-term Debt. NiSource’s 2009 financing requirement includes the refinancing of outstanding debt scheduled to mature in November 2009, as well as payments associated with the Tawney settlement. During the first half of 2009, NiSource has successfully executed against its previously announced financing and liquidity plan through the following activities:
•
On April 9, 2009, NiSource Finance announced the final closing of a $385 million senior unsecured two-year bank term loan with a syndicate of banks maturing February 11, 2011. Borrowings under the bank term loan have an effective cost of LIBOR plus 538 basis points. On February 16, 2009, NiSource announced the initial closing of the bank term loan at the level of $265 million. Under an accordion feature, NiSource was able to increase the loan by $120 million prior to final closing.

•
On March 31, 2009, NiSource Finance announced that it was commencing a cash tender offer for up to $300 million aggregate principal amount of its outstanding 7.875% Notes due 2010. On April 28, 2009, NiSource Finance announced that $250.6 million of these notes were successfully tendered.

•	On March 9, 2009, NiSource Finance issued $600.0 million of 10.75% unsecured notes that mature March 15, 2016.
•
During January 2009, NiSource repurchased $32.4 million of the $450.0 million floating rate notes scheduled to mature in November 2009 and $67.6 million of the $1.0 billion 7.875% unsecured notes scheduled to mature in November 2010.

In addition to the items listed above, Columbia of Virginia on June 25, 2009 received approval from the VSCC for the issuance of external long-term debt of up to $75 million of either external long-term debt or long-term inter-company notes. Northern Indiana is also seeking to amend its financing petition to allow for the issuance of $120 million of either external long-term debt or long-term inter-company notes.

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
Northern Indiana reflected the Jasper County Pollution Control Bonds held in treasury as an offset to long-term debt within the Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2008 and June 30, 2008 upon repurchase and the debt was considered extinguished per SFAS No. 140. As such, unamortized debt expense of $4.6 million previously recorded under deferred charges and other was reclassified to a regulatory asset. The Consolidated Balance Sheet as of December 31, 2008 reflects the reissuance of the long-term debt. The repurchase of these bonds are included under, “Financing Activities,” in the Condensed Statement of Consolidated Cash Flow (unaudited).
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
NiSource Finance had no outstanding credit facility borrowings at June 30, 2009, and had borrowings of $1,163.5 million at December 31, 2008, at a weighted average interest rate of 1.09%.
As of June 30, 2009 and December 31, 2008, NiSource Finance had $275.3 million and $87.3 million of stand-by letters of credit outstanding, respectively. A letter of credit of $254 million was issued on January 13, 2009 to cover the remaining payments related to the Tawney settlement.
As of June 30, 2009, an aggregate of $1,227.4 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CORC, a wholly-owned subsidiary of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia of Ohio. CORC, in turn, is party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On July 1, 2006, the agreement was amended to increase the seasonal program limit from $300 million to $350 million. On June 16, 2009, the agreement was extended through September 30, 2009, at which time Columbia of Ohio anticipates that the accounts receivable program will be transitioned to a new bank conduit sponsor. As of June 30, 2009, $100.0 million of accounts receivable had been sold by CORC compared to $236.5 million as of December 31, 2008.
Under the agreement, Columbia of Ohio acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by CORC. Columbia of Ohio receives a fee, which provides adequate compensation, for such services.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originated, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, was party to an agreement with Citibank, N.A. under the terms of which it sold an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On May 20, 2009, NRC terminated its agreement with Citibank, North America, Inc., while Northern Indiana concurrently terminated its agreement with NRC. Northern Indiana plans on establishing a new accounts receivable program with another bank conduit sponsor prior to September 30, 2009.
Credit Ratings. On March 5, 2009, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-, and revised the outlook to stable from negative. On July 29, 2009, Moody’s Investors Services affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and its subsidiaries is negative. On February 4, 2009, Fitch lowered its senior unsecured ratings for NiSource to BBB- and for Northern Indiana to BBB. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, an additional downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $25 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
Contractual Obligations. As of June 30, 2009, NiSource has $3.9 million of estimated federal and state income tax liabilities, including interest, recorded on its books in accordance with FIN 48. If or when such amounts may be settled is uncertain and cannot be estimated at this time. NiSource does not anticipate any significant changes to its liability for unrecognized tax benefits over the next twelve months.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.5 million and $10.0 million for the quarter and six months ended June 30, 2009, respectively, and $5.2 million and $11.6 million for the quarter and six months ended June 30, 2008, respectively.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.2 million, $0.4 million and zero for the second quarter of 2009, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
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
NiSource has issued guarantees that support up to approximately $446.7 million of commodity-related payments for its current subsidiaries involved in energy commodity contracts and to satisfy requirements under forward gas sales agreements. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
NiSource has purchase and sales agreement guarantees totaling $253.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has other guarantees outstanding. Refer to Note 17-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
Other Information
Critical Accounting Policies
Goodwill. NiSource’s goodwill assets at June 30, 2009 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. The goodwill balance also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2009. The goodwill test utilized both an income approach and a market approach. In performing the goodwill test, NiSource made certain required key assumptions, such as long-term growth rates, discount rates and fair market values.
These key assumptions required significant judgment by management which are subjective and forward-looking in nature. To assist in making these judgments, NiSource utilized third-party valuation specialists in both determining and testing key assumptions used in the analysis. NiSource based its assumptions on projected financial information that it believes is reasonable; however, actual results may differ materially from those projections. For example, with regard to NiSource’s discount rate assumptions used in the June 30, 2009 test results, a 1% change in the discount rate would change the fair value of the Columbia Distribution Operations and Columbia Transmission Operations reporting units by approximately $1.0 billion and $800 million, respectively.
Although there was no goodwill asset impairment as of June 30, 2009, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if NiSource’s market capitalization continues to stay below book value for an extended period of time.
Refer to Note 12, “Goodwill,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information concerning NiSource’s annual goodwill test.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Recently Adopted Accounting Pronouncements
SFAS No. 165 – Subsequent Events. In May 2009, the FASB issued SFAS No. 165. The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for purposes of disclosure and accounting recognition. The standard was effective for financial statements issued after June 15, 2009. The adoption of this standard on April 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
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
SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. In December 2007, the FASB issued SFAS No. 160 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. This Statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
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
In April 2009, the FASB issued FSP FAS 157-4 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted this FSP on April 1, 2009.
Refer to Note 10, “Fair Value Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the adoption of SFAS No. 157.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
SFAS No. 141R – Business Combinations. In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This Statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
In April 2009, the FASB issued FSP FAS 141(R)-1, which amends and clarifies SFAS No. 141 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
FSP FAS 140-4 and FIN 46(R)-8 – FASB Staff Position Amendment of FASB Statement No. 140 and FASB Interpretation No. 46(R). In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 to require public entities to provide additional disclosures about transfers of financial assets and to provide additional disclosures related to an entity’s involvement with variable interest entities. This FSP was effective for the first reporting period ending after December 15, 2008, with early application encouraged. The adoption of this FSP on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited). Refer to Note 11, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding FSP FAS 140-4.
FSP FAS 115-2 and FAS 124-2 – FASB Staff Position Amendment of FASB Statement No. 115 and FASB Statement No. 124. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of this FSP on April 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
FSP FAS 107-1 and APB 28-1 – FASB Staff Position Amendment of FASB Statement No. 107 and APB Opinion No. 28. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted this FSP on April 1, 2009. As this FSP provides only disclosure requirements, the application of this standard did not have a material impact on the Condensed Consolidated Financial Statements (unaudited). Refer to Note 10, “Fair Value Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding FSP FAS 107-1.
Recently Issued Accounting Pronouncements
SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. In June 2009, the FASB issued SFAS No. 168 to address the new authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; rather, it will issue Accounting Standards Updates. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement does not change GAAP and will not have a material impact on NiSource.
SFAS No. 167 – Amendments to FASB Interpretation No. 46(R). In June 2009, the FASB issued SFAS No. 167 to amend certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective for fiscal years, and interim periods

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. NiSource is currently reviewing the additional requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.
SFAS No. 166 – Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. In June 2009, the FASB issued SFAS No. 166 to amend the derecognition guidance in Statement 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. NiSource is currently reviewing the accounting and additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements. This Statement may require sales of accounts receivable, under the accounts receivable program discussed in Note 11, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) to be recorded as debt on the Consolidated Balance Sheets effective January 1, 2010.
FSP FAS 132(R)-1 – FASB Staff Position Amendment of FASB Statement No. 132(R)-1. In December 2008, the FASB issued FSP FAS 132(R)-1 to amend SFAS No. 132(R), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. NiSource is currently reviewing the additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(in millions)	2009		2008		2009	2008

Net Revenues
Sales Revenues	$557.5		$1,029.4		$2,512.8	$3,476.9
Less: Cost of gas sold (excluding depreciation and amortization)	275.6		765.3		1,590.4	2,593.9

Net Revenues	281.9		264.1		922.4	883.0

Operating Expenses
Operation and maintenance	187.4		182.7		456.7	422.5
Depreciation and amortization	62.9		57.6		123.3	114.3
Gain on sale of assets	-		2.1		-	-
Other taxes	27.7		31.7		95.3	101.3

Total Operating Expenses	278.0		274.1		675.3	638.1

Operating Income	$3.9		$(10.0)		$247.1	$244.9

Revenues ($ in Millions)
Residential	337.7		490.7		1,753.1	1,919.5
Commercial	112.4		173.4		610.8	670.0
Industrial	44.8		69.1		144.1	171.4
Off System	55.9		275.9		131.3	609.9
Other	6.7		20.3		(126.5)	106.1

Total	557.5		1,029.4		2,512.8	3,476.9

Sales and Transportation (MMDth)
Residential	32.6		33.7		165.2	171.1
Commercial	23.4		26.5		101.4	104.5
Industrial	74.0		89.3		170.6	192.5
Off System	13.9		23.0		30.1	60.4
Other	0.2		0.2		0.5	0.7

Total	144.1		172.7		467.8	529.2

Heating Degree Days	443		448		3,126	3,124
Normal Heating Degree Days	472		472		3,105	3,133
% Colder (Warmer) than Normal	(6%	)	(5%	)	1%	0%

Customers
Residential					2,987,144	2,990,223
Commercial					274,871	275,937
Industrial					7,861	8,019
Other					80	72

Total					3,269,956	3,274,251

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Bear Garden Station
Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 585 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station with service expected to begin by the summer of 2011.
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
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate in order to collect $82.2 million in PIPP arrearages over a three year period. On March 3, 2009, Columbia of Ohio’s proposal was approved and became effective.
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
On June 8, 2009, Columbia of Virginia filed an Application with the VSCC for approval of a CARE Plan for a three-year period beginning January 1, 2010. The CARE Plan includes incentives for residential and small general service customers to actively pursue conservation and energy conservation measures, a surcharge designed to recover the costs of such measures on a real-time basis, and a performance-based incentive for the delivery of conservation and energy efficiency benefits. The CARE Plan also includes a rate decoupling mechanism designed to mitigate the impact of declining customer usage. The VSCC scheduled the matter for hearing on October 19, 2009.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland PSC. On February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. On March 27, 2009, the settlement was approved as filed.
On November 24, 2008, Northern Indiana filed Supplemental Testimony in its annual gas cost recovery proceeding seeking a cost recovery mechanism for Unaccounted for Gas at current gas prices. Historically, in Indiana, Unaccounted for Gas recovery mechanisms are determined within a base rate proceeding. Intervenors have filed testimony, opposing recovery of Unaccounted for Gas in the gas cost adjustment proceeding and disputing the calculation of Unaccounted for Gas. Evidentiary hearings were held on April 20 and 21, 2009. An order is expected in the third quarter of 2009.

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
Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. On February 27, 2009, Columbia of Ohio filed an application to adjust its Infrastructure Replacement Program Rider to recover costs for risers and accelerated main replacements. On June 24, 2009, the PUCO approved a stipulation allowing Columbia of Ohio to implement the new rider rate July 1, 2009, resulting in an annual revenue increase of approximately $14 million.
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
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances shall not accrue carrying charges and Columbia of Ohio shall not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years. The amount deferred will be approximately $13.0 million for 2009, which will be reflected in the results for the third and fourth quarters of 2009.
On April 23, 2009, Columbia of Kentucky filed an application with the Kentucky PSC to defer pension and other postretirement benefits expenses above those currently subject to collection in rates. If approved, the amount deferred would be approximately $1.2 million for 2009. This matter is currently pending.
Customer Usage. The NiSource distribution companies have experienced declining usage by customers, due in large part to the sensitivity of sales to volatility in commodity prices, as well as general economic conditions. A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
significant portion of the LDCs’ operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. Columbia of Ohio has restructured its rate design through a base rate proceeding and has moved towards a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Each of the states in which the NiSource LDCs operate have different requirements regarding the procedure for establishing such changes and NiSource is seeking similar changes through regulatory proceedings for its other gas distribution utilities.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of June 30, 2009, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operation’s territories for the second quarter of 2009 was 6% warmer than normal and comparable to the second quarter in 2008.
Weather in the Gas Distribution Operation’s territories for the first six months of 2009 was 1% colder than normal and comparable to the same period in 2008.
Throughput
Total volumes sold and transported of 144.1 MMDth for the second quarter of 2009 decreased by 28.6 MMDth from the same period last year. This decrease was mainly due to lower off-system sales volumes resulting primarily from decreased market opportunities, and lower customer usage.
Total volumes sold and transported of 467.8 MMDth for the first six months of 2009 decreased 61.4 MMDth from the same period last year. This decrease in volume was primarily due to lower off-system sales volumes resulting primarily from decreased market opportunities, and lower customer usage. The continuous decrease in gas prices in first half of 2009 presented less of an opportunity to sell gas to non-traditional customers.
Net Revenues
Net revenues for the second quarter of 2009 were $281.9 million, an increase of $17.8 million from the same period in 2008, due primarily to increased revenues of $28.7 million from regulatory and service programs including impacts from rate cases at various utilities, partially offset by decreased usage of approximately $7.4 million primarily from residential and industrial customers.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2009 was a revenue reduction of $26.6 million and $209.0 million, respectively, compared to a decrease of $14.7 million and increase of $9.1 million for the three months and six ended June 30, 2008, respectively, primarily due to the significant decline in gas prices experienced over the past twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Net revenues for the six months ended June 30, 2009 were $922.4 million, an increase of $39.4 million from the same period in 2008, due primarily to increased revenues of $47.6 million from regulatory and service programs including impacts from rate cases at various utilities, increases in net regulatory and tax trackers of $9.0 million offset in expense and the impact of slightly colder weather of approximately $7 million, partially offset by decreased usage of approximately $17.0 million primarily from residential and industrial customers and a $9.0 decrease in off-system sales.
Operating Income
For the second quarter of 2009, Gas Distribution Operations reported operating income of $3.9 million compared to an operating loss of $10.0 million compared to the same period in 2008. The increase in operating income was primarily attributable to higher net revenues discussed above, partially offset by higher operating expenses of $3.9 million. Operating expenses increased due to higher pension expense of $10.6 million, increased depreciation expense of $5.3 million and increased maintenance costs of $2.8 million, partially offset by lower employer and administrative costs, excluding pension, of $7.1 million and lower other taxes of $4.0 million.
For the first six months of 2009, Gas Distribution Operations reported operating income of $247.1 million, an increase of $2.2 million for the same period in 2008. The increase in operating income was primarily attributable to higher net revenues discussed above, mostly offset by increased operating expenses of $37.2 million. Operating expenses increased due to higher pension expense of $20.9 million, increased depreciation expense of $9.0 million and increased maintenance costs of $5.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2009	2008	2009	2008

Operating Revenues
Transportation revenues	$159.8	$150.8	$354.3	$335.6
Storage revenues	48.2	44.5	93.4	90.1
Other revenues	1.1	0.7	3.7	1.6

Total Operating Revenues	209.1	196.0	451.4	427.3

Operating Expenses
Operation and maintenance	82.8	78.8	195.3	163.6
Depreciation and amortization	30.2	29.4	59.6	58.7
Gain on sale of assets	-	(3.0)	(2.0)	(4.0)
Other taxes	13.9	14.5	29.8	29.9

Total Operating Expenses	126.9	119.7	282.7	248.2

Equity Earnings in Unconsolidated Affiliates	(2.6)	1.6	3.8	3.6

Operating Income	$79.6	$77.9	$172.5	$182.7

Throughput (MMDth)
Columbia Transmission	170.1	166.8	578.5	553.2
Columbia Gulf	244.7	237.2	507.8	472.1
Crossroads Gas Pipeline	8.8	9.0	17.4	19.1
Intrasegment eliminations	(156.4)	(137.3)	(326.9)	(269.3)

Total	267.2	275.7	776.8	775.1

NiSource’s Gas Transmission and Storage Operations segment consists of the operations of Columbia Transmission, Columbia Gulf, Crossroads Pipeline, and Central Kentucky Transmission. In total, NiSource owns a pipeline network of approximately 16 thousand miles extending from offshore in the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in 16 northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the Gas Transmission and Storage Operations segment operates one of the nation’s largest underground natural gas storage systems.
Hardy Storage Project
The first two phases of Hardy Storage are in service, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. When the third and final Phase is fully operational in November 2009, the field will have a working storage capacity of 12 Bcf, and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Line 1570 Project
In October 2008, Columbia Transmission entered into a Precedent Agreement to gather and transport phased in volumes of up to 150,000 Dth per day of gas in the Waynesburg, PA area along Line 1570. The first two phases of this project were available for service in October 2008 and March 2009. Additional volumes will be phased in later in 2009 and during 2010. Facilities are expected to be completed in fourth quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Millennium Pipeline Project
The Millennium pipeline was substantially completed in the fourth quarter of 2008 and the pipeline commenced service on December 22, 2008, with the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City market through its pipeline interconnections. At this time clean-up along the construction spreads is underway and is expected to be completed in the third quarter of 2009.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing for Millennium is expected to be completed when debt capital market conditions improve. As of June 30, 2009, Millennium borrowed $798.9 million under the interim bank credit agreement, which extends through August 2010. The Millennium partnership is currently comprised of interest from Columbia Transmission (47.5%), DTE Millennium Company (26.25%), and National Grid Millennium LLC (26.25%) with Columbia Transmission acting as operator. Additional information on this guarantee is provided in Note 17-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
Columbia Penn Project
In September 2008, Columbia Transmission announced its intention to develop additional natural gas transmission, gathering and processing services along and around its existing pipeline corridor between Waynesburg, PA and Renovo, PA, referred to as the “Columbia Penn” corridor. This two-phase development will provide access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation which underlies Columbia Transmission’s transmission and storage network in the region. Phase I was placed into service in February 2009 and Phase II should be available by the end of 2009.
Eastern Market Expansion Project
On January 14, 2008, the FERC issued an order which granted a certificate to construct the project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The Eastern Market Expansion is adding 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is complete and was placed in service April 1, 2009.
Ohio Storage Project
On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of daily deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion was available beginning May 2009 and the remainder will be available no later than the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis, with the FERC authorized market-based rates for these services.
Appalachian Expansion Project
On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project includes building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project added 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is complete and the project was placed in service on July 1, 2009.
Easton Compressor Station Project
On March 30, 2009, Columbia Transmission announced a binding open season for capacity into premium East Coast markets resulting from modifications made to the company’s Easton Compressor Station. The modifications will increase delivery capacity from the Wagoner interconnection point between the Columbia Transmission and Millennium pipeline systems. Through the open season, which closed on April 3, 2009, Columbia Transmission received 30,000 Dth per day of binding bids. Construction is under way and service is expected to commence in the fourth quarter of 2009.

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
Cobb Compressor Station Expansion
Shippers have also executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Expansion is expected to be in service April 1, 2010.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the six months ended June 30, 2009, approximately 89.7% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 4.8% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 90.4% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 4.6% of transportation revenues derived from usage fees under firm contracts for the six months ended June 30, 2008.
Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the six months ended June 30, 2009 and 2008, approximately 5.5% and 5.0%, respectively, of the transportation revenues were derived from interruptible contracts.
Hartsville and Delhi Compressor Stations
In February 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements could not be met. Since that time, Columbia Gulf has constructed both temporary and permanent facilities at Hartsville. In July 2008, the station completed the installation of temporary horsepower and restored capacity. During the next five to seven months, the temporary facilities that were constructed to restore system capabilities will be replaced with a permanent solution.
In December 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. Lines 200 and 300 were returned to service and gas flow was restored one day after the rupture. Later

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
that same month, the DOT issued a Corrective Action Order. The Order required Columbia Gulf to develop a remedial work plan to restore Line 100 pipeline’s pressure and capacity. Between December 2007 and June 2008, the Line 100 pipeline operated at less than full pressure and full capacity. On July 1, 2008, Columbia Gulf received permission from the DOT to restore full pressure and full capacity on the Line 100 pipeline. Columbia Gulf continues to operate under this Order.
During the first quarter of 2009, NiSource settled its receivables for insurance claims. NiSource received claim proceeds of $52.0 million for capital losses, $4.3 million for operation and maintenance losses and $2.7 million for business interruption and fuel costs.
In April 2009, NiSource settled remaining insurance claims on the Line 100 rupture for a total of $2.6 million, net of all deductibles. This remaining insurance claim involves recovery for excess fuel and other losses.
Environmental Matters
Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of June 30, 2009, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
In response to the current economic conditions, in February 2009, NiSource announced an organizational restructuring of the Gas Transmission and Storage Operations segment. NiSource is eliminating positions across the 16 state operating territory of Gas Transmission and Storage. The reductions will occur through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment will take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first half of 2009, NiSource recorded a pre-tax restructuring charge, net of adjustments, of $19.8 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs for approximately 360 employees. As of June 30, 2009, 246 employees had been severed from employment bringing the restructuring liability balance for this initiative to $5.7 million. NiSource expects this restructuring initiative to be substantially complete by the end of 2009. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding restructuring initiatives.
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 267.2 MMDth for the second quarter of 2009, compared to 275.7 MMDth for the same period in 2008. The decrease of 8.5 MMDth for the three-month period was primarily due to lower Columbia Gulf deliveries off of its mainline to other interconnecting parties.
Throughput for the Gas Transmission and Storage Operations segment totaled 776.8 MMDth for the first six months of 2009, compared to 775.1 MMDth for the same period in 2008. The slight increase of 1.7 MMDth is due primarily to incremental volumes transported from new Columbia Transmission interconnects partially offset by lower Columbia Gulf deliveries off of its mainline to other interconnecting parties.
Net Revenues
Net revenues were $209.1 million for the second quarter of 2009, an increase of $13.1 million from the same period in 2008, primarily due to increases in firm capacity reservation fees and shorter term transportation and storage services of $12.9 million, partially offset by $2.0 million of lower commodity margin revenues. The increase in firm capacity reservation fees was the result of higher revenue for storage services, new Appalachian Supply interconnects, and incremental revenue from transportation agreements.
Net revenues were $451.4 million for the first six months of 2009, an increase of $24.1 million from the same period in 2008, primarily due to increases in firm capacity reservation fees and shorter term transportation and storage services $19.3 million, the impact of regulatory trackers of $5.7 million which are primarily offset in expense and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
$2.6 million attributable to a new contract for the subleasing of production rights to storage fields in Ohio, partly offset by $2.4 million of lower commodity margin revenues. The reasons for the increase in firm capacity reservation fees for the six month period is consistent with those disclosed for the second quarter.
Operating Income
Operating income was $79.6 million for the second quarter of 2009, an increase of $1.7 million from the second quarter of 2008, primarily due to higher net revenues discussed above partially offset by higher operating expenses of $7.2 million and lower equity earnings. Operating expenses increased primarily due to the impact of a $2.9 million gain recognized in the second quarter of 2008 on the sale of certain Columbia Gulf offshore assets and $2.7 million of increased pension expense. Equity earnings decreased by $4.2 million primarily resulting from a $7.9 million charge for the ineffective portion of the cash flow hedges associated with forward starting interest rate swaps resulting from Millennium’s decision to delay permanent financing until 2010 from June 2009 as was originally intended, partially offset by higher earnings on Millennium.
Operating income was $172.5 million for the first six months of 2009, a $10.2 million decrease from the comparable period in 2008. Operating income decreased as a result of higher operating expenses of $34.5 million partially offset by increased net revenue discussed above. Operating expenses increased primarily due to restructuring charges of $19.8 million, increased regulatory trackers of $6.0 million, which are primarily offset in revenues, higher pension expense of $5.2 million, increased environmental costs of $2.7 million, $2.6 million from Millennium capacity net lease costs, and lower gains recognized on sales of assets as 2008 included sales of non-core assets located in Ohio and certain offshore assets noted above. These increases were partially offset by lower expenses for maintenance costs of $3.2 million, materials and supplies of $2.7 million, and corporate insurance of $1.7 million due partially from lower offshore asset levels. Equity earnings increased by $0.2 million primarily resulting from higher earnings on Millennium, which went into service late in 2008, offset almost entirely by a $7.9 million charge for the ineffective portion of the cash flow hedges discussed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2009	2008	2009	2008

Net Revenues
Sales revenues	$286.9	$341.3	$585.3	$674.3
Less: Cost of sales (excluding depreciation and amortization)	107.4	139.9	227.4	289.5

Net Revenues	179.5	201.4	357.9	384.8

Operating Expenses
Operation and maintenance	96.2	78.1	191.0	161.1
Depreciation and amortization	51.2	58.4	101.6	105.8
Other taxes	9.1	14.2	25.0	28.8

Total Operating Expenses	156.5	150.7	317.6	295.7

Operating Income	$23.0	$50.7	$40.3	$89.1

Revenues ($ in millions)
Residential	85.6	80.4	180.7	167.3
Commercial	90.7	88.7	185.9	167.1
Industrial	104.7	126.6	221.6	269.6
Wholesale	3.8	17.9	6.0	26.8
Other	2.1	27.7	(8.9)	43.5

Total	286.9	341.3	585.3	674.3

Sales (Gigawatt Hours)
Residential	758.8	745.8	1,601.6	1,552.6
Commercial	934.5	952.5	1,903.1	1,896.5
Industrial	1,789.9	2,376.2	3,778.9	4,890.2
Wholesale	118.7	185.2	176.3	329.9
Other	44.0	29.8	79.1	64.6

Total	3,645.9	4,289.5	7,539.0	8,733.8

Cooling Degree Days	197	201	197	201
Normal Cooling Degree Days	230	230	230	230
% Warmer (Colder) than Normal	(14%)	(13%)	(14%)	(13%)

Electric Customers
Residential			398,097	399,276
Commercial			53,386	53,095
Industrial			2,452	2,498
Wholesale			11	6
Other			752	754

Total			454,698	455,629

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 455 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.
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
Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008. The case-in-chief was originally filed on August 29, 2008, and amended on December 19, 2008 after the Sugar Creek facility was successfully dispatched into MISO. The filing requested an increase in base rates calculated to produce additional annual gross margin of $85.7 million. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Field hearings to record customer testimonies were held on March 3, 2009 and July 15, 2009. The OUCC and intervenors filed their cases-in-chief on May 8, 2009. Northern Indiana filed its rebuttal testimony on June 26, 2009. Northern Indiana made several minor changes to its revenue requirement, and, as a result the margin requirement in the rebuttal filing is $6 million less than the original request. Final hearings began on July 27, 2009. The case is expected to be resolved, and new electric rates effective during early 2010.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The billing factor used to distribute the revenue credit to customers is based on historical electric usage, therefore, in times of higher usage and revenues the amount credited may exceed $55.1 million annually, but would be offset in a subsequent period. Credits amounting to $26.3 million and $25.1 million were recognized for electric customers for the first half of 2009 and 2008, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first half of 2009, non-fuel costs credit of $3.7 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $3.5 million were deferred. In total, for the first half of 2009 and 2008, net MISO credits of $0.2 million and costs of $4.9 million, respectively, were deferred. In its base rate case, Northern Indiana proposes recovery over a four year amortization period of the cumulative amount of charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the date of effective rates in this case. The aforementioned tracker is also proposed for recovery of these charges on an ongoing basis. As noted below, as part of MISO’s initiation of an ASM, Northern Indiana will also incur non-fuel administrative costs associated with this market. The IURC authorized Northern Indiana to defer the costs associated with participating in the ASM subject to a final determination in a subsequent phase of the same proceeding. On June 30, 2009, the IURC issued an Order in the subsequent phase of the ASM proceeding confirming that Northern Indiana is permitted to continue deferring non-fuel administrative costs.
Northern Indiana was an active stakeholder in the process used in designing, testing and implementing the ASM and in developing the surrounding business practices. On January 18, 2008, Northern Indiana as part of a Joint Petition among several other Indiana utilities, “Joint Petitioners,” filed a request to the IURC to participate in ASM and seek

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
approval of timely cost recovery for the associated costs of participating. On August 13, 2008, the IURC issued a Phase I order, authorizing the Joint Petitioners authority to transfer additional balancing authority functions and to implement the operational changes necessary to participate in the ASM and to seek recovery of modified MISO charge-types via the FAC and to defer certain other MISO charge-types, pending a final determination on the issue of cost recovery in Phase II. This order also created a subdocket for the purpose of further consideration of whether a cost-benefit analysis of participation in MISO or the MISO ASM should be required. Phase II of this proceeding deals with how the Joint Petitioners will approach the ASM, specifically related to cost recovery. The evidentiary hearing for Phase II concluded on February 9, 2009 and on June 30, 2009, the IURC issued an Order authorizing Northern Indiana to recover fuel-related ASM charges in its FAC and to defer non-fuel charges. The market began on January 6, 2009. The impact of ASM will not have a material effect on cash flows or earnings.
On November 7, 2008, the FERC issued an Order clarifying the RSG First Pass calculation and requiring the MISO to resettle the RSG market using the correct calculation and to pay refunds, or assess surcharges, to market participants, as appropriate, to correct a misinterpretation of an order issued by FERC in April 2006. Northern Indiana believes that it would have been entitled to a refund, with the amount subject to calculation by MISO. On June 12, 2009, however, FERC issued an order on rehearing in which it affirmed its prior order clarifying the method to calculate the RSG First Pass rate, but reversed its ruling requiring the MISO to pay refunds, and collect surcharges, on equitable grounds. Northern Indiana has asked FERC to reconsider its decision to deny refunds and that request remains pending.
MISO’s implementation of FERC’s April 2006 Order on the RSG First Pass calculation resulted in several million dollars of surcharges to Northern Indiana through market resettlements implemented during the summer of 2007. As a result, Northern Indiana and Ameren jointly filed a complaint with FERC on August, 10, 2007, contending that the RSG rates in effect were unjust and unreasonable. On November 10, 2008, the FERC issued an Order granting these complaints and ordering the MISO to calculate refunds and surcharges, as appropriate, back to the date of the complaint filed by Northern Indiana and Ameren, as authorized by Section 206 of the Federal Power Act. On May 6, 2009, however, the FERC issued an Order that upheld its decision granting the complaint, but largely reversed its directive requiring MISO to pay refunds, and collect surcharges, on equitable grounds. The FERC affirmed the refund and surcharge requirement only for those transactions that occurred after the date of the November 10, 2008 Order, instead of August 10, 2007, as it had previously required. Northern Indiana and Ameren have requested rehearing of the FERC’s May 6, 2009 Order, and that request remains pending.
Cost Recovery and Trackers. A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various intervenors, including the OUCC, have taken issue with the allocation of costs included in Northern Indiana’s FAC-80, FAC-81 and FAC-82, which cover the reconciliation of April - December 2008. The IURC has granted a sub-docket to consider such issues in those filings. The intervening parties and Northern Indiana are discussing procedures to eliminate these concerns and to resolve them for the historical periods. There is no procedural schedule established for this sub-docket. Northern Indiana recorded an accrual for this matter in accordance with SFAS No. 5.
The IURC issued an order on May 28, 2008 approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535 mw CCGT for $330 million in order to help meet capacity needs. The IURC, on February 18, 2009, issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation on Sugar Creek effective on December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%, less $4.5 million annually, the annual depreciation on the Mitchell plant, pursuant to the FAC-71 settlement. The terms of recovery of the deferral will be resolved in Northern Indiana’s current rate proceeding. On March 19, 2009, LaPorte County filed a notice of appeal regarding the IURC’s decision. On July 21, 2009, the Indiana Court of Appeals granted LaPorte County’s Motion to Dismiss the appeal filed with the court on July 16, 2009.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
gas purchased and delivered to Northern Indiana and a set sharing mechanism. During the first six months of 2009 and 2008, the amount of purchased power costs exceeding the benchmark amounted to $1.0 million and $6.5 million, respectively, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In addition, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana includes the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual ECRM and annual EERM filing six months after construction costs begin. On October 23, 2008, Northern Indiana filed for approval of a revised cost estimate to meet the NOx and SO2 and mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $368 million. This revised cost estimate was approved by the IURC on January 14, 2009. On October 1, 2008, the IURC approved ECR-12 for capital expenditures (net of accumulated depreciation) of $267.7 million. Northern Indiana filed ECR-13 and EER-6 in February 2009, for net capital expenditures and expense of $268.1 million and $18.7 million, respectively. The Order was issued on April 20, 2009. In the electric base rate case, Northern Indiana has proposed that the frequency of the EERM be changed from annual to semi-annual, consistent with the filing of the ECRM. In addition, Northern Indiana proposed that the EERM be used to pass through to ratepayers the cost of any emission allowance purchases and the proceeds of any emission allowance sales.
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of June 30, 2009, a reserve has been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the second quarter of 2009 were 3,645.9 gwh, a decrease of 643.6 gwh compared to the second quarter of 2008. The decrease was due to lower industrial and wholesale volumes compared to the same period last year. The lower industrial and wholesale volumes in these areas were primarily the result of the economic downturn and the impact to the major steel companies, which were operating at close to full capacity in early 2008 and are now operating at about half capacity.
Electric Operations sales quantities for the first half of 2009 were 7,539.0 gwh, compared to 8,733.8 gwh in the first half of 2008. The decrease was due to lower industrial and wholesale volumes compared to the same period last year partially offset by higher residential and commercial volumes. The lower industrial and wholesale volumes in these areas were primarily the result of the economic downturn and the impact to the major steel companies, which were operating at close to full capacity in early 2008 and are now operating at about half capacity.
On July 8th, 2009, a discounted power sales agreement terminated with one of Northern Indiana’s large industrial customers. On July 9th, 2009, a full tariff power sales agreement commenced with that customer.
Net Revenues
In the second quarter of 2009, Electric Operations net revenues of $179.5 million decreased by $21.9 million from the comparable 2008 period. This decrease was due to lower industrial and commercial usage of $14.5 million due to current economic conditions and lower off-system sales of $5.6 million.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
“Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2009 was a revenue reduction of $9.0 million and $21.9 million, respectively, compared to a reduction of $1.5 million and $7.8 million for the three and six months ended June 30, 2008, respectively, due to a decline in the average cost of purchased and produced power subsequent to the establishment of estimated rates and volumes used for setting recovery factors.
In the first half of 2009, Electric Operations net revenues of $357.9 million decreased by $26.9 million from the comparable 2008 period. This decrease was due to lower industrial usage of $21.7 million due to current economic conditions and lower off-system sales of $10.2 million, partially offset by $5.5 million lower non-recoverable purchased power.
Operating Income
Operating income for the second quarter of 2009 was $23.0 million, a decrease of $27.7 million from the same period in 2008 due to lower net revenues discussed above and a $5.8 million increase in operating expenses. The increase in operating expenses was primarily due to higher pension expense of $10.5 million and electric generation and maintenance costs of $5.0 million, partially offset by $7.2 million of lower depreciation and a $5.1 million decrease in other taxes. The decrease in depreciation expense is due to the impact of an $8.3 million adjustment recorded by Northern Indiana during the second quarter of 2008.
Operating income for the first half of 2009 was $40.3 million, a decrease of $48.8 million from the same period in 2008 due to lower net revenues discussed above and a $21.9 million increase in operating expenses. The decrease in operating income was due to higher pension expense of $21.0 million and electric generation and maintenance expenses of $5.9 million, partially offset by lower environmental expenses of $4.7 million, depreciation expenses of $4.2 million and other taxes of $3.8 million. The decrease in depreciation expense is due to the impact of an $8.3 million adjustment recorded by Northern Indiana during the second quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2009	2008	2009	2008

Net Revenues
Products and services revenue	$2.2	$33.4	$4.8	$61.2
Less: Cost of products purchased (excluding depreciation and amortization)	-	30.9	-	56.0

Net Revenues	2.2	2.5	4.8	5.2

Operating Expenses
Operation and maintenance	2.8	3.3	6.1	7.0
Depreciation and amortization	0.9	0.5	1.4	1.1
Other taxes	0.2	0.2	0.4	0.4

Total Operating Expenses	3.9	4.0	7.9	8.5

Operating Loss	$(1.7)	$(1.5)	$(3.1)	$(3.3)

The Other Operations segment participates in energy-related services and ventures focused on distributed power generation technologies, including fuel cells and storage systems. Additionally, the Other Operations segment is involved in real estate and other businesses.
In the second quarter of 2009, NiSource signed a letter of intent to sell its unregulated natural gas marketing business. These operations have been removed from NiSource’s Other Operations business segment and are now being accounted for as discontinued operations. As such, net income of $13.5 million was classified as net income from discontinued operations for both the three months and six months ended June 30, 2009, and $1.4 million and $2.2 million was reclassified to discontinued operations for the three months and six months ended June 20, 2008, respectively. NiSource also recorded a net loss on sale of discontinued operations of $8.8 million in June 2009, related to the proposed sale of the business.
Lake Erie Land Company, Inc.
Lake Erie Land, which is wholly-owned by NiSource, is in the process of selling real estate to a private real estate development group. NiSource accounts for the assets expected to be sold to the private developer during the next twelve months as assets held for sale. In the second quarter of 2009, the developer was unable to meet certain contractual obligations under the sale agreement, specifically the payment of the $11 million note receivable that was due on June 13, 2009. NiSource granted a limited extension for the payment of the note and began negotiations with another potential party to replace the original developer. In July 2009, NiSource signed a Letter of Intent with the new potential party. Based on the most probable scenarios as of June 30, 2009, the Lake Erie Land assets continue to meet criteria for assets held for sale.
NDC Douglas Properties, Inc.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. NiSource has accounted for the investments to be sold as assets and liabilities of discontinued operations and held for sale. The remaining low income housing investments are consolidated as held and used.
Net Revenues
Net revenues of $2.2 million for the second quarter of 2009 decreased by $0.3 million from the second quarter of 2008. Net revenues for the Other Operations segment are primarily associated with energy-related ventures and the NDC Douglas Properties. Net revenues in 2008 included gas marketing activities to three municipalities in the United States associated with Columbia Energy Services. Obligations under these contracts were completed by December 2008.
Net revenues of $4.8 million for the first half of 2009 decreased by $0.4 million from the first half of 2008. Net revenues for the Other Operations segment are primarily related to energy-related ventures and the NDC Douglas

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations
Properties. Net revenues in 2008 included gas marketing activities to three municipalities in the United States associated with Columbia Energy Services. Obligations under these contracts were completed by December 2008.
Operating Loss
Other Operations reported an operating loss of $1.7 million for the second quarter of 2009, versus an operating loss of $1.5 million for the comparable 2008 period. The slight decrease in operating income resulted primarily from lower net revenues described above.
Other Operations reported an operating loss of $3.1 million for the first half of 2009, versus an operating loss of $3.3 million for the comparable 2008 period. The slight increase in operating income resulted primarily from decreased operating expense due mostly to lower employee and administrative expense of $0.7 million, partially offset by lower net revenues described above.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia
On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint. On December 1, 2005, Plaintiffs filed a motion to certify this case as a class action. The Columbia companies filed their opposition to this motion in March 2008. On August 19, 2008, the Court denied the Motion for Class Certification. In late December 2008, the lead plaintiff, Stand Energy Corporation, reached a settlement agreement of all claims with all Defendants. Stand Energy Corporation was dismissed from the case on December 31, 2008, leaving Energy Marketing Services, Inc., AGF, Inc., Advantage Energy Marketing, Inc. and 1564 East Lancaster Avenue Business Trust as the remaining named plaintiffs. Columbia companies reached settlement with Energy Marketing Services, Inc. in late April 2009. Columbia companies’ motion for summary judgment was granted on July 2, 2009 resulting in the dismissal of one plaintiff, Advantage Energy Marketing, Inc. from the case. Pretrial Conference was held on August 3, 2009 and the Trial with the remaining two plaintiffs, (AGF, Inc. and 1564 East Lancaster Avenue Business Trust) is scheduled for August 4, 2009.
2.	United States of America ex rel. Jack J. Grynberg v. Columbia Gas Transmission Corporation, et al., U.S. District Court, Wyoming
The plaintiff filed a complaint in 1995, under the False Claims Act, on behalf of the United States of America, against approximately seventy pipelines, including Columbia Gulf and Columbia Transmission. The plaintiff claimed that the defendants had submitted false royalty reports to the government by mismeasuring natural gas produced on Federal land and Indian lands. The Plaintiff’s original complaint was dismissed without prejudice for misjoinder of parties and for failing to plead fraud with specificity. In 1997, the plaintiff filed over sixty-five new False Claims Act complaints against over 330 defendants in numerous Federal courts. One of those complaints was filed in the Federal District Court for the Eastern District of Louisiana against Columbia and thirteen affiliated entities (collectively, the “Columbia defendants”). This complaint repeats the mismeasurement claims previously made and adds valuation claims alleging that the defendants undervalued natural gas for royalty purposes in various ways, including sales to affiliated entities at artificially low prices. This case was transferred, along with other new Grynberg cases, to Federal District Court in Wyoming in 1999.
On October 20, 2006, the Federal District Court issued an Order granting the Columbia defendants’ motion to dismiss for lack of subject matter jurisdiction. Plaintiff appealed the dismissal of the Columbia defendants to the United States Court of Appeals for the Tenth Circuit, but the Court affirmed the dismissal in March 2009 and then denied plaintiff’s motion to reconsider in May 2009.
3.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the defendants petition for appeal. On August 22, 2008, Defendants filed their petitions to the United States Supreme Court for writ of certiorari. The Plaintiffs filed their response on September 22, 2008. On September 19, 2008, the West Virginia Supreme Court issued an order extending the stay of the judgment until proceedings before the United States Supreme Court are fully concluded. Given the West Virginia Court’s refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the West Virginia Circuit Court for Roane County, West Virginia, preliminarily approved a settlement agreement with a total settlement amount of $380 million. The settlement received final approval by the Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource has complied with its obligations under the settlement agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement. The trial court entered its order discharging the judgment on January 20, 2009. The Court is supervising the administration of the settlement proceeds. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
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
In June 2009, the parties to the Thacker litigation presented a settlement agreement to the Court for preliminary approval. Plaintiffs requested that the Court order that the settlement agreement, which is contingent upon court approval, is fair, reasonable and adequate, that the class proposed is preliminarily certified, that plaintiffs counsel be conditionally appointed as class counsel, that the proposed form and manner of notice be approved and that dates be set for requested exclusions, objections and a formal fairness hearing. The Court has taken plaintiff’s motion under advisement and a ruling is expected shortly.
On October 9, 2008, Chesapeake tendered the Poplar Creek case to Columbia and Columbia subsequently assumed the defense of this matter pursuant to the provisions of the Stock Purchase Agreement. Poplar Creek also purports to be a class action covering royalty owners in the state of Kentucky and alleges that Chesapeake has improperly deducted costs from the royalty payments; there is thus some overlap of parties and issues between the Poplar Creek and Thacker cases. Plaintiffs filed an amended complaint on October 12, 2008. Chesapeake filed a motion for judgment on the pleadings in December 2008 which was granted on July 2, 2009. An Order of Dismissal has been entered in favor of the defendants. On July 30, 2009, plaintiffs filed a Notice of Appeal of the Order of Dismissal.

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
5. Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. The ultimate resolution could require additional capital expenditures and operations and maintenance costs as well as payment of substantial penalties and development of supplemental environmental projects. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV.
6. Majorsville Operations Center — PADEP Notice of Violation
In 1995, Columbia Transmission entered into an AOC with the EPA that requires Columbia Transmission characterize and remediate environmental contamination at thousands of locations along Columbia Transmission’s pipeline system. One of the facilities subject to the AOC is the Majorsville Operations Center, which was remediated under an EPA approved Remedial Action Work Plan in summer 2008. Pursuant to the Remedial Action Work Plan, Columbia Transmission completed a project that stabilized residual oil contained in soils at the site and in sediments in an adjacent stream.
On April 23, 2009, however, PADEP issued Columbia Transmission an NOV, alleging that the remediation was not effective. The NOV asserts violations of the Pennsylvania Clean Streams Law and the Pennsylvania Solid Waste Management Act and contains a settlement demand in the amount of $1 million. On May 27, 2009, Columbia Transmission filed an appeal of the NOV to the Pennsylvania Environmental Hearing Board. Columbia Transmission is unable to estimate the likelihood or cost of potential penalties or additional remediation at this time.
ITEM 1A. RISK FACTORS
There are many factors that could have a material adverse effect on NiSource’s operating results, financial condition and cash flows. New risks may emerge at any time, and NiSource cannot predict those risks or estimate the extent to which they may affect financial performance. In addition to the risks listed in the “Risk Factors” section of NiSource’s 2008 Form 10-K filed with the SEC on February 27, 2009, the risks described below could adversely impact the value of NiSource’s securities.
Continued adverse economic and market conditions or increases in interest rates could reduce net revenue growth, increase costs, decrease future net income and cash flows and impact capital resources and liquidity needs.
The credit markets and the general economy have been experiencing a period of large-scale turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, it may have an adverse material effect on NiSource. A continued decline in the economy impacting NiSource’s operating jurisdictions could further adversely affect NiSource’s ability to grow its customer base and collect revenues from customers, which could reduce net revenue growth and increase operating costs. An increase in the interest rates NiSource pays would adversely affect future net income and cash flows. In addition, NiSource depends on debt to finance its operations, including both working capital and capital expenditures, and would be adversely affected by increases in interest rates. The current economic downturn and tightening of access to credit markets, coupled with NiSource’s current credit ratings, could impact NiSource’s ability to raise additional capital or refinance debt at a reasonable cost. Refer to Note 15, “Long-Term Debt,” of the Consolidated Financial statements for information related to outstanding long-term debt and maturities of that debt.

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.
NiSource is exposed to risk that customers will not remit payment for delivered energy or services, and that suppliers or counterparties will not perform under various financial or operating agreements.
NiSource’s extension of credit is governed by a Corporate Credit Risk Policy, involves considerable judgment and is based on an evaluation of a customer or counterparty’s financial condition, credit history and other factors. Credit risk exposure is monitored by obtaining credit reports and updated financial information for customers and suppliers, and by evaluating the financial status of its banking partners and other counterparties through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by the major credit rating agencies. Continued adverse economic conditions could increase credit risk and could result in a material adverse effect on NiSource.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 12, 2009, NiSource held its annual meeting of stockholders. On March 17, 2009, there were 274,305,532 shares of common stock outstanding and entitled to vote in person or by proxy at the meeting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)
NiSource Inc.
 The number and percentage of votes received for, and the number of votes withheld, from each nominee for director are set forth below:

Nominee	Number of	Votes FOR as a	Number of	Votes AGAINST
	Votes FOR	percentage of	votes	as a percentage
		Votes Cast	AGAINST	of Votes Cast
Richard A. Abdoo	223,245,609	97.36	6,060,155	2.64
Steven C. Beering	220,878,448	96.32	8,168,153	3.56
Dennis E. Foster	222,640,066	97.09	6,353,536	2.77
Michael E. Jesanis	223,359,996	97.41	5,681,535	2.48
Marty R. Kittrell	214,556,365	93.57	14,489,797	6.32
W. Lee Nutter	222,874,808	97.20	6,170,850	2.69
Deborah S. Parker	223,008,950	97.25	6,038,978	2.63
Ian M. Rolland	220,965,102	96.36	8,081,150	3.52
Robert C. Skaggs, Jr.	222,166,207	96.89	6,873,706	3.00
Richard L. Thompson	223,071,024	97.28	5,974,894	2.61
Carolyn Y. Woo	221,289,298	96.50	7,755,807	3.38
Accordingly, each of the nominees for director were elected to serve as director for a term of one year until 2010.
The number and percentage of votes received for, the number of votes against, and the number of votes abstained in conjunction with the ratification of Deloitte & Touche LLP as the Corporation’s independent public accountants for the year 2009 are set forth below:

Number of votes	Votes For as a	Number of votes	Number of votes
FOR	percentage of Votes	AGAINST	ABSTAINED
	present a the meeting
225,337,197	98.27	2,977,466	991,100
Accordingly, the ratification to appoint Deloitte & Touche LLP as the Company’s independent public accountants for the year 2009 was approved.
The number and percentage of votes received for, the number of votes against and the number of votes abstained in conjunction with the proposal to permit holders of 10% of outstanding common stock (or the lowest percentage allowed by law above 10%) the power to call special shareholder meetings is set forth below:

Number of votes	Votes FOR as a	Number of votes	Number of votes
FOR	percentage of shares	AGAINST	ABSTAINED
	outstanding
127,721,397	55.7	69,082,703	2,036,709
Accordingly, the advisory proposal regarding special shareholder meetings was approved.

ITEM 5. OTHER INFORMATION
NiSource Inc.
None
ITEM 6. EXHIBITS
(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Exhibit attached hereto.
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

NiSource Inc.
(Registrant)
Date: August 4, 2009	By:	/s/ Jeffrey W. Grossman
Jeffrey W. Grossman Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)