Form 10-Q
period 2009-09-30
NISOURCE INC/DE
filed 2009-10-30
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 275,754,599 shares outstanding at September 30, 2009.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED September 30, 2009

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:
NiSource Subsidiaries and Affiliates

Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Energy Services	Columbia Energy Services Corporation
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission LLC
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.
Abbreviations

AFUDC	Allowance for funds used during construction
Ameren	Ameren Services Company
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
ASM	Ancillary Services Market
BART	Best Alternative Retrofit Technology
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARE	Conservation and Ratemaking Efficiency
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.

DEFINED TERMS (continued)

CPCN	Certificate of Public Convenience and Necessity
Day 2
Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DOT	United States Department of Transportation
DSM	Demand Side Management
Dth	Dekatherm
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EER	Environmental Expense Recovery
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
gwh	Gigawatt hours
hp	Horsepower
IDEM	Indiana Department of Environmental Management
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other postretirement benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PPUC	Pennsylvania Public Utility Commission
PSC	Public Service Commission
PSD	Prevention of Significant Deterioration
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland LC
RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan

DEFINED TERMS (continued)

SO2	Sulfur dioxide
tpy	Tons per year
UAFG	Unaccounted For Gas
VaR	Value-at-risk and instrument sensitivity to market factors
VSCC	Virginia State Corporation Commission

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, except per share amounts)	2009	2008	2009	2008

Net Revenues
Gas Distribution	$297.3	$548.3	$2,469.0	$3,713.2
Gas Transportation and Storage	242.9	217.6	900.4	811.9
Electric	320.0	379.1	902.2	1,050.8
Other	24.6	38.6	59.9	142.7

Gross Revenues	884.8	1,183.6	4,331.5	5,718.6
Cost of Sales (excluding depreciation and amortization)	227.3	570.2	1,940.4	3,404.0

Total Net Revenues	657.5	613.4	2,391.1	2,314.6

Operating Expenses
Operation and maintenance	356.9	313.4	1,197.8	1,065.6
Depreciation and amortization	148.7	140.9	440.1	423.8
Impairment and (gain)/loss on sale of assets, net	4.4	(0.4)	2.4	(2.8)
Other taxes	53.7	57.3	208.4	221.7

Total Operating Expenses	563.7	511.2	1,848.7	1,708.3

Equity Earnings in Unconsolidated Affiliates	5.8	3.4	9.6	7.0

Operating Income	99.6	105.6	552.0	613.3

Other Income (Deductions)
Interest expense, net	(104.8)	(100.1)	(300.4)	(279.1)
Gain on early extinguishment of long-term debt	-	-	2.5	-
Other, net	2.3	20.5	(2.3)	20.1

Total Other Income (Deductions)	(102.5)	(79.6)	(300.2)	(259.0)

Income (Loss) From Continuing Operations Before Income Taxes	(2.9)	26.0	251.8	354.3
Income Taxes	6.8	(5.1)	110.5	114.9

Income (Loss) from Continuing Operations	(9.7)	31.1	141.3	239.4

Income (Loss) from Discontinued Operations - net of taxes	0.5	(5.8)	2.1	(218.2)
Loss on Disposition of Discontinued Operations - net of taxes	(6.2)	(5.3)	(15.2)	(104.2)

Net Income (Loss)	$(15.4)	$20.0	$128.2	$(83.0)

Basic Earnings (Loss) Per Share
Continuing operations	$(0.03)	$0.11	$0.52	$0.87
Discontinued operations	(0.02)	(0.03)	(0.05)	(1.17)

Basic Earnings (Loss) Per Share	$(0.05)	$0.08	$0.47	$(0.30)

Diluted Earnings (Loss) Per Share
Continuing operations	$(0.03)	$0.10	$0.51	$0.86
Discontinued operations	(0.02)	(0.03)	(0.04)	(1.16)

Diluted Earnings (Loss) Per Share	$(0.05)	$0.07	$0.47	$(0.30)

Dividends Declared Per Common Share	$0.23	$0.23	$0.92	$0.92

Basic Average Common Shares Outstanding	275.4	274.0	274.8	274.0
Diluted Average Common Shares	275.4	275.5	277.3	275.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions)	2009	2008

ASSETS
Property, Plant and Equipment
Utility Plant	$18,774.2	$18,356.8
Accumulated depreciation and amortization	(8,286.3)	(8,080.8)

Net utility plant	10,487.9	10,276.0

Other property, at cost, less accumulated depreciation	94.2	112.1

Net Property, Plant and Equipment	10,582.1	10,388.1

Investments and Other Assets
Assets of discontinued operations and assets held for sale	175.4	178.3
Unconsolidated affiliates	149.5	86.8
Other investments	128.2	117.9

Total Investments and Other Assets	453.1	383.0

Current Assets
Cash and cash equivalents	83.8	20.6
Restricted cash	64.5	79.9
Accounts receivable (less reserve of $33.1 and $43.9, respectively)	442.3	1,027.0
Income tax receivable	295.7	—
Gas inventory	528.2	511.8
Underrecovered gas and fuel costs	11.2	180.2
Materials and supplies, at average cost	94.1	95.1
Electric production fuel, at average cost	69.5	63.7
Price risk management assets	2.3	118.3
Exchange gas receivable	79.0	371.6
Regulatory assets	287.3	314.9
Assets of discontinued operations and assets held for sale	473.7	416.8
Prepayments and other	131.6	217.7

Total Current Assets	2,563.2	3,417.6

Other Assets
Price risk management assets	77.9	95.7
Regulatory assets	1,579.3	1,640.4
Goodwill	3,677.3	3,677.3
Intangible assets	322.4	330.6
Postretirement and postemployment benefits assets	10.5	10.3
Deferred charges and other	125.3	123.5

Total Other Assets	5,792.7	5,877.8

Total Assets	$19,391.1	$20,066.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	September 30,	December 31,
(in millions, except share amounts)	2009	2008

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 275,754,599 and 274,261,799 shares issued and outstanding, respectively	$2.8	$2.7
Additional paid-in capital	4,043.2	4,020.3
Retained earnings	776.3	901.1
Accumulated other comprehensive loss	(58.3)	(172.0)
Treasury stock	(24.2)	(23.3)

Total Common Stockholders’ Equity	4,739.8	4,728.8
Long-term debt, excluding amounts due within one year	6,560.7	5,943.9

Total Capitalization	11,300.5	10,672.7

Current Liabilities
Current portion of long-term debt	433.8	469.3
Short-term borrowings	200.0	1,163.5
Accounts payable	214.0	606.9
Dividends declared	63.5	-
Customer deposits	124.9	125.6
Taxes accrued	148.0	206.5
Interest accrued	87.5	120.1
Overrecovered gas and fuel costs	456.4	35.9
Price risk management liabilities	44.6	237.5
Exchange gas payable	240.1	555.5
Deferred revenue	8.7	4.3
Regulatory liabilities	42.6	40.4
Accrued liability for postretirement and postemployment benefits	7.8	6.4
Liabilities of discontinued operations and liabilities held for sale	273.4	158.1
Legal and environmental reserves	209.5	375.1
Other accruals	354.9	486.1

Total Current Liabilities	2,909.7	4,591.2

Other Liabilities and Deferred Credits
Price risk management liabilities	3.6	17.9
Deferred income taxes	2,001.5	1,576.4
Deferred investment tax credits	41.3	46.1
Deferred credits	70.1	76.7
Deferred revenue	7.9	6.2
Accrued liability for postretirement and postemployment benefits	1,172.3	1,238.5
Liabilities of discontinued operations and liabilities held for sale	160.8	174.9
Regulatory liabilities and other removal costs	1,433.8	1,386.1
Asset retirement obligations	134.0	126.0
Other noncurrent liabilities	155.6	153.8

Total Other Liabilities and Deferred Credits	5,180.9	4,802.6

Commitments and Contingencies (Refer to Note 16)	-	-

Total Capitalization and Liabilities	$19,391.1	$20,066.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2009	2008

Operating Activities
Net Income	$128.2	$(83.0)
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Gain on Early Extinguishment of Debt	(2.5)	-
Depreciation and Amortization	440.1	423.8
Net Changes in Price Risk Management Assets and Liabilities	1.5	21.7
Deferred Income Taxes and Investment Tax Credits	354.4	92.3
Deferred Revenue	4.4	(17.4)
Stock Compensation Expense	8.3	7.2
Gain on Sale of Assets	(2.0)	(4.4)
Loss on Impairment of Assets	4.4	1.6
Income from Unconsolidated Affiliates	(9.2)	(20.3)
Loss on Disposition of Discontinued Operations - Net of Taxes	15.2	104.2
Loss (Income) from Discontinued Operations - Net of Taxes	(2.1)	218.2
Amortization of Discount/Premium on Debt	9.9	5.7
AFUDC Equity	(0.6)	(4.7)
Changes in Assets and Liabilities:
Accounts Receivable	522.2	387.6
Income Tax Receivable	(295.7)	-
Inventories	(22.9)	(248.0)
Accounts Payable	(299.1)	(244.2)
Customer Deposits	(0.7)	7.6
Taxes Accrued	48.8	(45.4)
Interest Accrued	(32.6)	2.5
(Under) Overrecovered Gas and Fuel Costs	589.4	(165.3)
Exchange Gas Receivable/Payable	(22.8)	6.1
Other Accruals	(104.0)	(17.8)
Prepayments and Other Current Assets	10.8	(12.9)
Regulatory Assets/Liabilities	70.1	(89.1)
Postretirement and Postemployment Benefits	(61.1)	8.1
Deferred Credits	(5.4)	2.3
Deferred Charges and Other NonCurrent Assets	0.2	(42.1)
Other NonCurrent Liabilities	12.1	(18.3)

Net Operating Activities from Continuing Operations	1,359.3	276.0
Net Operating Activities used for Discontinued Operations	(239.1)	(25.7)

Net Cash Flows from Operating Activities	1,120.2	250.3

Investing Activities
Capital Expenditures	(585.7)	(707.5)
Sugar Creek Facility Purchase	-	(329.7)
Insurance Recoveries	61.4	28.1
Proceeds from Disposition of Assets	2.4	42.0
Restricted Cash	15.3	(49.5)
Other Investing Activities	(57.7)	(18.9)

Net Investing Activities used for Continuing Operations	(564.3)	(1,035.5)
Net Investing Activities from Discontinued Operations	61.4	66.6

Net Cash Flows used for Investing Activities	(502.9)	(968.9)

Financing Activities
Issuance of Long-Term Debt	965.1	960.1
Retirement of Long-Term Debt	(365.9)	(37.9)
Repurchase of Long-Term Debt	-	(254.0)
Change in Short-Term Debt, Net	(963.4)	202.0
Issuance of Common Stock	0.6	1.1
Acquisition of Treasury Stock	(0.9)	(0.2)
Dividends Paid - Common Stock	(189.6)	(189.2)

Net Cash Flows used for Financing Activities	(554.1)	681.9

Change in cash and cash equivalents from continuing operations	240.9	(77.6)
Cash (contributions to) receipts from discontinued operations	(177.7)	68.1
Cash and cash equivalents at beginning of period	20.6	34.6

Cash and Cash Equivalents at End of Period	$83.8	$25.1

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September, 30
(in millions, net of taxes)	2009	2008	2009	2008

Net Income (Loss)	$(15.4)	$20.0	$128.2	$(83.0)
Other comprehensive income (loss)
Net gain (loss) on available for sale securities (a)	2.2	(2.2)	2.4	(4.2)
Net unrealized gains (losses) on cash flow hedges (b)	12.9	(97.2)	109.5	(69.9)
Unrecognized pension benefit and OPEB costs (c)	0.6	0.1	1.8	(2.9)

Total other comprehensive income (loss)	15.7	(99.3)	113.7	(77.0)

Total Comprehensive Income (Loss)	$0.3	$(79.3)	$241.9	$(160.0)

(a)
Net unrealized gain (loss) on available for sale securities, net of $1.4 million tax expense and $1.1 million tax benefit in the third quarter of 2009 and 2008, respectively, and $1.7 million tax expense and $2.4 million tax benefit for the first nine months of 2009 and 2008, respectively.

(b)
Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $9.1 million tax expense and $64.1million tax benefit in third quarter of 2009 and 2008, respectively, and $73.8 million tax expense and $45.4 million tax benefit for the first nine months of 2009 and 2008, respectively.

(c)
Unrecognized pension benefit and OPEB costs, net of $0.4 million and zero tax expense in third quarter of 2009 and 2008, respectively, and $1.1 million tax expense and $1.8 million tax benefit for the first nine months of 2009 and 2008, respectively.

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
NiSource’s management has performed an evaluation of subsequent events through October 30, 2009, which is the date the financial statements were issued.
2.     Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
FASB ASC Topic 105 – Generally Accepted Accounting Principles. In June 2009, the FASB issued this topic to address the new authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all previously-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. Following adoption of the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; rather, it will issue Accounting Standards Updates. This topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This topic does not change GAAP and will not have a material impact on NiSource. In accordance with this topic, all references in this document now refer to the ASC.
FASB ASC Topic 855 – Subsequent Events. In May 2009, the FASB amended and expanded the disclosure requirements related to this topic. The amended and expanded disclosure requirements do not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for purposes of disclosure and accounting recognition. The amended and expanded disclosure requirements were effective for financial statements issued after June 15, 2009. The adoption of the amended and disclosure requirements on April 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
FASB ASC Topic 815 – Derivatives and Hedging. In March 2008, the FASB amended and expanded the disclosure requirements related to this topic with the intent to provide users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. The amended and expanded disclosure requirements were effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application was encouraged. NiSource adopted the amended and expanded disclosure requirements on January 1, 2009. Refer to Note 8, “Risk Management Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
FASB ASC Topic 810 – Consolidation. In December 2007, the FASB amended this topic to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
subsidiary. The amended consolidation requirements were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption was prohibited. The adoption of the amended consolidation requirements on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
FASB ASC Topic 820 – Fair Value Measurements and Disclosures. In September 2006, the FASB amended this topic to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Fair value should be based on the assumptions market participants would use when pricing the asset or liability. The adoption of the amended fair value measurements and disclosures did not have an impact on NiSource’s January 1, 2008 balance of retained earnings.
In February 2008, the FASB delayed the effective date of this topic for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.
In October 2008, the FASB clarified the application of this topic in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The clarification was effective upon issuance, including prior periods for which financial statements have not been issued.
In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The additional guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted the additional guidance on April 1, 2009.
Refer to Note 9, “Fair Value Disclosures,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
FASB ASC Topic 805 – Business Combinations. In December 2007, the FASB amended this topic to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This amendment was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption was prohibited. The adoption of the amendment on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
In April 2009, the FASB addressed application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The additional guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
FASB ASC Topic 860 – Transfers and Servicing; FASB ASC Topic 810 – Consolidation. In December 2008, the FASB amended this topic to require public entities to provide additional disclosures about transfers of financial assets and to provide additional disclosures related to an entity’s involvement with variable interest entities. The amendments were effective for the first reporting period ending after December 15, 2008, with early application encouraged. The adoption of the amendments on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited). Refer to Note 10, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
FASB ASC Topic 320 – Investments. In April 2009, the FASB amended the other-than-temporary impairment guidance in this topic for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
amendment was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of the amendment on April 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
FASB ASC Topic 825 – Financial Instruments. In April 2009, the FASB amended this topic to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The amendment was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted the amendment on April 1, 2009. As the amendment provides only disclosure requirements, the application of this standard did not have a material impact on the Condensed Consolidated Financial Statements (unaudited). Refer to Note 9, “Fair Value Disclosures,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
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
SFAS No. 166 – Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. In June 2009, the FASB issued SFAS No. 166 to amend the derecognition guidance in Statement 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. NiSource is currently reviewing the accounting and additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). This Statement may require sales of accounts receivable, under the accounts receivable program discussed in Note 10, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) to be recorded as debt on the Consolidated Balance Sheets effective January 1, 2010.
FASB ASC Topic 715 – Compensation – Retirement Benefits. In December 2008, the FASB amended this topic to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. NiSource is currently reviewing the provisions of this topic to determine the impact on its disclosures within the Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
3.     Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation for the three months ended September 30, 2009 is not presented since NiSource had a loss from continuing operations and net loss on the Condensed Statements of Consolidated Income (Loss) (unaudited) during that period. The computation of diluted average common shares follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
(in thousands)	2008	2009	2008

Denominator
Basic average common shares outstanding	273,992	274,758	273,962
Dilutive potential common shares
Shares contingently issuable under employee stock plans	1,285	2,423	1,285
Shares restricted under employee stock plans	209	108	188

Diluted Average Common Shares	275,486	277,289	275,435

4.     Restructuring Activities
During the first quarter of 2009, NiSource began an organizational restructuring initiative, beginning with Gas Transmission and Storage Operations, in response to the decline in overall economic conditions.
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment will continue to take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first nine months of 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $20.0 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs. Management currently anticipates approximately 350 employees will be impacted. As of September 30, 2009, 305 employees had been severed from employment, of which 51 were severed in the third quarter of 2009. NiSource expects this phase of restructuring to be substantially complete by the end of 2009.
In September 2009, NiSource announced the restructuring of Northern Indiana, which aims to redefine business and operations strategies and achieve cost reductions, and impacts both Electric Operations and Gas Distribution Operations. During the third quarter of 2009, NiSource recorded a pre-tax restructuring charge related to this initiative of $4.6 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. NiSource expects this phase of restructuring to be substantially complete by the end of 2009.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Changes in the restructuring reserve, included in “Other accruals” on the Condensed Consolidated Balance Sheets (unaudited), were as follows:

	Balance at				Balance at
(in millions)	December 31, 2008	Additions	Benefits Paid	Adjustments	September 30, 2009

2009 Initiative:
Gas Transmission and Storage	$-	$20.5	$(17.4)	$(0.5)	$2.6
Northern Indiana	-	4.6	-	-	4.6

Total	$-	$25.1	$(17.4)	$(0.5)	$7.2

5.     Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at September 30, 2009 were:
(in millions)

Assets of discontinued operations	Property, plant and	Accounts
and held for sale:	equipment, net	receivable, net	Price risk assets	Restricted cash	Other assets	Total

Unregulated Natural Gas Marketing	$0.7	$43.9	$404.9	$152.6	$14.1	$616.2
Lake Erie Land	11.9	-	-	-	-	11.9
NiSource Corporate Services	6.2	-	-	-	-	6.2
NDC Douglas Properties	10.1	-	-	-	2.1	12.2
Columbia Transmission	2.6	-	-	-	-	2.6

Total	$31.5	$43.9	$404.9	$152.6	$16.2	$649.1

Liabilities of discontinued			Price risk		Other
operations and held for sale:	Debt	Accounts payable	liabilities	Tax liabilities	liabilities	Total

Unregulated Natural Gas Marketing	$-	$22.0	$383.6	$8.6	$8.0	$422.2
NDC Douglas Properties	11.0	0.5	-	-	0.5	12.0

Total	$11.0	$22.5	$383.6	$8.6	$8.5	$434.2

The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2008 were:

(in millions)

Assets of discontinued operations	Property, plant and	Accounts	Price risk
and held for sale:	equipment, net	receivable, net	assets	Restricted cash	Other assets	Total

Unregulated Natural Gas Marketing	$0.6	$123.7	$137.1	$206.7	$80.4	$548.5
Bay State Gas Company	20.8	-	-	-	-	20.8
Lake Erie Land	11.9	-	-	-	-	11.9
NiSource Corporate Services	6.2	-	-	-	-	6.2
NDC Douglas Properties	4.1	-	-	-	1.0	5.1
Columbia Transmission	2.6	-	-	-	-	2.6

Total	$46.2	$123.7	$137.1	$206.7	$81.4	$595.1

Liabilities of discontinued			Price risk		Other
operations and held for sale:	Debt	Accounts payable	liabilities	Tax liabilities	liabilities	Total

Unregulated Natural Gas Marketing	$-	$94.6	$219.6	$-	$13.5	$327.7
NDC Douglas Properties	4.9	0.2	-	-	0.2	5.3

Total	$4.9	$94.8	$219.6	$-	$13.7	$333.0

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Assets classified as discontinued operations or held for sale are no longer depreciated.
NiSource is engaged in a process to sell its unregulated natural gas marketing business. Net assets for the unregulated natural gas marketing business of $194.0 million have been accounted for as assets and liabilities of discontinued operations and the results of operations and cash flows of the unregulated natural gas marketing business were classified as discontinued operations for all periods presented. As a result of the letter of intent signed during the second quarter of 2009, an impairment loss of $8.8 million, net of tax, was recognized during the second quarter of 2009. During the third quarter of 2009, the terms of the deal were negotiated further within the parameters of the original letter of intent resulting in a reduction in the purchase price and other adjustments. An additional impairment loss of $3.6 million, net of tax, was reflected in Loss on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (Loss) (unaudited) for the three months ended September 30, 2009.
Lake Erie Land, which is wholly-owned by NiSource, was in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. In the second quarter of 2009, the developer was unable to meet certain contractual obligations under the sale agreement including the payment of an $11.5 million note receivable that was due on June 13, 2009. NiSource granted a limited extension for the payment of the note and began negotiations with another potential party to replace the original developer under the existing agreement. In July 2009, NiSource signed a letter of intent with the new potential party which was reaffirmed in October 2009. Under the existing agreement, NiSource believes that $11.9 million of Lake Erie Land assets meet the criteria of assets held for sale and the $11.5 million note receivable, which does not meet the assets held for sale criteria, is fully collectible.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. During the third quarter of 2009, a potential buyer was able to secure financing to purchase two properties previously recorded as assets held for sale as well as three additional properties. The deal is expected to be finalized during the fourth quarter of 2009. The assets and liabilities of the three additional properties were reclassified to assets and liabilities of discontinued operations and held for sale in the third quarter of 2009 in the amount of $7.0 million and $6.7 million, respectively. The expected proceeds from the sale of the five properties will be less than the net book value resulting in an impairment charge of $2.7 million, net of tax, included in Loss on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (Loss) (unaudited) for the three months ended September 30, 2009.
NDC Douglas Properties owns four properties which do not currently meet the assets held for sale criteria as their estimated sale date is greater than one year. Based on previous impairments recorded on other NDC Douglas Properties, the properties were tested for impairment during the third quarter of 2009. The test resulted in an additional pre-tax impairment charge of $4.4 million which reduced Income from Continuing Operations for the three months ended September 30, 2009.
NiSource Corporate Services is continuing to work with several potential buyers to sell its Marble Cliff facility. A third party appraisal was performed in December 2008 with an estimated market value of the property of $6.2 million, which equals the book value. NiSource has accounted for this facility as assets held for sale.
On June 18, 2009, Columbia Transmission received approval from the FERC to abandon by sale to an unaffiliated third party its Line R System in West Virginia, which includes certain natural gas pipeline and compression facilities. These assets held for sale have a net book value of $2.4 million. The sale transaction is expected to close in 2010.
On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million, which included $16.1 million in working capital. In the first quarter of 2008, NiSource began accounting for the operations of Whiting Clean Energy as discontinued operations. For the nine months ended September 30, 2008, an after tax loss of $32.3 million was included in Loss on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (Loss) (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On December 1, 2008, NiSource sold NiSource subsidiaries Northern Utilities and Granite State Gas to Unitil Corporation. The final sale amount was $209.1 million which included $49.1 million in working capital. Under the terms of the transaction, Unitil Corporation acquired Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. For the three and nine months ended September 30, 2008, an after tax loss of $4.7 million and $71.7 million, respectively, was included in Loss on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (Loss) (unaudited).
During the second quarter of 2008, Bay State signed a letter of intent to sell certain assets, including water heater rentals and other service agreements. During April 2009, negotiations with a potential buyer were terminated. NiSource has determined that it is no longer probable that the property will be sold within twelve months and therefore, reclassified the assets from assets held for sale to assets held and used during the second quarter 2009.
Results from discontinued operations from Whiting Clean Energy, Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, the unregulated natural gas marketing business, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2009	2008	2009	2008

Revenues from Discontinued Operations	$106.2	$251.6	$531.1	$991.2

Income (Loss) from discontinued operations	0.8	(8.5)	4.3	(332.6)
Income tax (benefit) expense	0.3	(2.7)	2.2	(114.4)

Income (Loss) from Discontinued Operations - net of taxes	$0.5	$(5.8)	$2.1	$(218.2)

Loss on Disposition of Discontinued Operations - net of taxes	$(6.2)	$(5.3)	$(15.2)	$(104.2)

The loss on disposition of discontinued operations for the nine months ended September 30, 2009 includes the after-tax loss related to NiSource’s decision to sell its unregulated natural gas marketing business and its NDC Douglas Properties of $12.4 million and $2.7 million, respectively. The loss on disposition of discontinued operations for the nine months ended September 30, 2008 includes the after tax loss on disposition related to the sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $32.3 million, $56.7 million and $15.0 million, respectively.
6.     Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Condensed Consolidated Balance Sheets (unaudited).
Changes in NiSource’s liability for asset retirement obligations for the first nine months of 2009 and 2008 are presented in the table below:

(in millions)	2009	2008

Balance as of January 1,	$126.0	$128.1
Accretion expense	0.5	0.6
Accretion recorded as a regulatory asset	5.4	4.6
Additions	4.7	-
Settlements	(2.6)	(4.9)

Balance as of September 30,	$134.0	$128.4

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7.     Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. Northern Indiana currently has plans underway for the filing of a gas rate case, the first since 1987. The filing is expected to be made in 2010, with new rates anticipated to be effective in late 2010 or early 2011.
Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008, and a settlement agreement was filed on October 24, 2008. In the base rate case, Columbia of Ohio sought recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. The agreement included an annual revenue increase of $47.1 million, and also provides for recovery of costs associated with Columbia of Ohio’s infrastructure rehabilitation program. On December 3, 2008, the PUCO approved the settlement agreement in all material respects, and approved Columbia of Ohio’s proposed rate design, with new rates taking effect December 3, 2008.
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate in order to collect $82.2 million in PIPP arrearages over a period of three years, in addition to the projected level of arrearages expected to occur during each of the succeeding twelve-month periods. On March 3, 2009, Columbia of Ohio’s proposal was approved and became effective.
On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction will replace Columbia’s current GCR mechanism for providing commodity gas supplies to its sales customers. Columbia will conduct two consecutive one-year long standard service offer auction periods starting April 2010 and April 2011. Through those auctions, Columbia will obtain commodity gas supplies from alternative suppliers and will pass the auction price of that gas on to its customers. A stipulation resolving all issues in the case was filed on October 7, 2009. The matter is currently pending.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the PPUC seeking recovery of costs associated with its significant infrastructure rehabilitation program, as well as stabilization of revenues through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement and on October 23, 2008, the PPUC issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million. New rates went into effect October 28, 2008.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts Department of Public Utilities, requesting an increase of $34.2 million. In its initial filing, Bay State is seeking revenue decoupling, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. This matter is currently pending and is expected to be resolved with new rates taking effect in the fourth quarter 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky is seeking enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. A settlement agreement has been reached with all parties which was presented in a hearing before the Kentucky PSC on September 18, 2009. On October 26, 2009, the Kentucky PSC approved the settlement agreement as filed, with new rates taking effect on October 27, 2009. Refer to Note 20, “Subsequent Events,” in the Notes to the Condensed Consolidated Financial Statements for more information.
On June 8, 2009, Columbia of Virginia filed an Application with the VSCC for approval of a CARE Plan for a three-year period beginning January 1, 2010. The CARE Plan includes incentives for residential and small general service customers to actively pursue conservation and energy efficiency measures, a surcharge designed to recover the costs of such measures on a real-time basis, and a performance-based incentive for the delivery of conservation and energy efficiency benefits. The CARE Plan also includes a rate decoupling mechanism designed to mitigate the impact of declining customer usage. On October 28, 2009, Columbia of Virginia and other parties to the proceeding presented a unanimous settlement to the Hearing Examiner, which would provide for approval of the CARE Plan

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Application with modifications. The matter is currently pending a recommendation by the Examiner and final action by the VSCC, both of which are anticipated to occur before the end of the year.
On November 24, 2008, Northern Indiana filed Supplemental Testimony in its annual gas recovery proceeding seeking a cost recovery mechanism for system UAFG based on a four-year average effective August 2008. The OUCC, the NIPSCO Industrial Group and LaPorte County intervened in this proceeding. The OUCC sponsored testimony opposing recovery of UAFG in the gas cost proceeding and recommending an adjustment of $4.1 million to reflect a higher UAFG level for the entire GCA 10 period (August 2007 — July 2008.) The NIPSCO Industrial Group recommended that Northern Indiana reduce its transportation service retainage to be consistent with Northern Indiana’s calculation of actual UAFG. Evidentiary hearings were held on April 20 and 21, 2009. On October 21, 2009, the IURC issued an Order in this proceeding. The Order rejected the use of a four-year average to compute UAFG, and requires Northern Indiana to refund $4.1 million to customers in its next quarterly GCA, calculated based on the UAFG for the GCA-10 twelve-month period ended July 2008. The order also recommends that Northern Indiana perform a study within twelve months to determine if a tariff change is necessary to adjust the transportation service retainage, but did not mandate a change in the tariff. A reserve has been provided for the full amount of the refund, which will be returned to customers beginning in March 2010.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufactures Substitute Natural Gas from coal. The Indiana Finance Authority received one bid, Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. It is expected that all Indiana gas utilities including Northern Indiana will be delivering a portion of Substitute Natural Gas from this facility. The IURC must approve the final contract.
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
Certain operating costs of the NiSource distribution companies are significant, recurring in nature, and generally outside the control of the distribution companies. Some states allow the recovery of such costs via cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for the distribution companies to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include GCR adjustment mechanisms, tax riders, and bad debt recovery mechanisms.
Comparability of Gas Distribution Operations line item operating results is impacted by these regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Increases in the expenses that are the subject of trackers result in a corresponding increase in net revenues and therefore have essentially no impact on total operating income results.
Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. On February 27, 2009, Columbia of Ohio filed an application to adjust its Infrastructure Replacement Program Rider to recover costs for risers and accelerated main replacements. On June 24, 2009, the PUCO approved a stipulation allowing Columbia of Ohio to implement the new rider rate on July 1, 2009, resulting in an annual revenue increase of approximately $14 million.
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances shall not accrue carrying charges and Columbia of Ohio shall not seek recovery of pension and other postretirement benefits

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
deferrals in a base rate proceeding for a period of five years. The amount deferred will be approximately $13.0 million for 2009, of which $9.8 million has been included in the third quarter of 2009 results.
On April 23, 2009, Columbia of Kentucky filed an application with the Kentucky PSC to defer pension and other postretirement benefits expenses above those currently subject to collection in rates. If approved, the amount deferred would be approximately $1.2 million for 2009. This matter is currently pending.
Gas Transmission and Storage Operations Regulatory Matters
Appalachian Expansion Project. On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project included building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project added 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is complete and the project was placed in service on July 1, 2009.
Eastern Market Expansion Project. On January 14, 2008, the FERC issued an order which granted a certificate to construct the project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The Eastern Market Expansion added 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is complete and was placed in service April 1, 2009.
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of daily deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion was available beginning May 2009 and the remainder is expected to be available by the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis, with the FERC authorized market-based rates for these services.
Electric Operations Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008. The case-in-chief was originally filed on August 29, 2008, and amended on December 19, 2008 after the Sugar Creek facility was successfully dispatched into MISO. The filing requested an increase in base rates calculated to produce additional annual gross margin of $85.7 million. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Field hearings to record customer testimonies were held on March 3, 2009 and July 15, 2009. The OUCC and intervenors filed their cases-in-chief on May 8, 2009. Northern Indiana filed its rebuttal testimony on June 26, 2009. Northern Indiana made several minor changes to its revenue requirement, and, as a result the margin requirement in the proposed order filing is $8 million less than the original request. The hearings concluded on August 6, 2009, and the briefing schedule will conclude on January 12, 2010. The case is expected to be resolved with new electric rates effective during early 2010.
Northern Indiana anticipates filing another electric base rate case during 2010. Among other things, the filing is expected to include the effect of increased pension expense, as well as demand levels based on more recent operating experience.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The billing factor used to distribute the revenue credit to customers is based on historical electric usage, therefore, in times of higher usage and revenues the amount

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
credited may exceed $55.1 million annually, but would be offset in a subsequent period. Credits amounting to $41.1 million and $40.5 million were recognized for electric customers for the first nine months of 2009 and 2008, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first nine months of 2009, non-fuel cost credits of $4.4 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $5.5 million were deferred. In total, for the first nine months of 2009 and 2008, net MISO costs of $1.1 million and $6.9 million, respectively, were deferred. In its base rate case, Northern Indiana proposes recovery over a four-year amortization period of the cumulative amount of charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the date of effective rates in this case. The aforementioned tracker is also proposed for recovery of these charges on an ongoing basis. As part of MISO’s initiation of an ASM, Northern Indiana also incurs non-fuel administrative costs associated with this market. The IURC authorized Northern Indiana to defer the costs associated with participating in the ASM subject to a final determination in a subsequent phase of the same proceeding. On June 30, 2009, the IURC issued an Order in the subsequent phase of the ASM proceeding confirming that Northern Indiana is permitted to continue deferring non-fuel administrative costs.
On November 7, 2008, the FERC issued an Order clarifying the RSG First Pass calculation and requiring the MISO to resettle the RSG market using the correct calculation and to pay refunds, or assess surcharges, to market participants, as appropriate, to correct a misinterpretation of an order issued by FERC in April 2006. Northern Indiana believes that it would have been entitled to a refund, with the amount subject to calculation by MISO. On June 12, 2009, however, FERC issued an order on rehearing in which it affirmed its prior order clarifying the method to calculate the RSG First Pass rate, but reversed its ruling requiring the MISO to pay refunds, and collect surcharges, on equitable grounds. Northern Indiana has asked FERC to reconsider its decision to deny refunds and that request remains pending. MISO’s implementation of FERC’s April 2006 Order on the RSG First Pass calculation resulted in several million dollars of surcharges to Northern Indiana through market resettlements implemented during the summer of 2007. As a result, Northern Indiana and Ameren jointly filed a complaint with FERC on August 10, 2007, contending that the RSG rates in effect were unjust and unreasonable. On November 10, 2008, the FERC issued an Order granting these complaints and ordering the MISO to calculate refunds and surcharges, as appropriate, back to the date of the complaint filed by Northern Indiana and Ameren, as authorized by Section 206 of the Federal Power Act. On May 6, 2009, however, the FERC issued an Order that upheld its decision granting the complaint, but largely reversed its directive requiring MISO to pay refunds, and collect surcharges, on equitable grounds. The FERC affirmed the refund and surcharge requirement only for those transactions that occurred after the date of the November 10, 2008 Order, instead of August 10, 2007, as it had previously required. Northern Indiana and Ameren have requested rehearing of the FERC’s May 6, 2009 Order, and that request remains pending.
MISO and PJM undertook a joint effort in April and May 2009 to identify a source of unaccounted for flows on several coordinated flowgates. The analysis found that certain PJM generating units that were once associated with unit-specific capacity sales were erroneously excluded from PJM’s market flows, which significantly affected the congestion price on reciprocally coordinated flowgates on Northern Indiana systems. Higher PJM market flows on congested flowgates would have resulted in higher payments to MISO by PJM during market to market coordination since April 1, 2005. The model was fixed on June 18, 2009 and MISO and PJM began settlement proceedings at FERC on October 19, 2009 to determine the financial impact of any resettlements, initially calculated by PJM in the amount of $78 million. The impact to Northern Indiana cannot be reasonably estimated until a settlement is reached between MISO and PJM, and MISO receives approval from the FERC on an allocation methodology to its market participants. Any adjustments will be neutral or favorable to operations.
Cost Recovery and Trackers. A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various intervenors, including the OUCC, have taken issue with the allocation of costs included in Northern Indiana’s FAC-80, FAC-81 and FAC-82, which cover

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the reconciliation of April – December 2008. The IURC granted a sub-docket to consider such issues in those filings. The intervening parties and Northern Indiana discussed procedures to eliminate these concerns and to resolve them for the historical periods. On September 23, 2009, Northern Indiana filed a settlement agreement with the intervening parties fully resolving all issues through Northern Indiana’s FAC-84 filing. Northern Indiana and the intervening parties participated in a hearing at the IURC on October 14, 2009 in order to review the evidence supporting the settlement agreement. The settlement agreement calls for a credit of $8.2 million to be provided to FAC customers beginning in November 2009, less any amount for attorney’s fees and expenses.
The IURC issued an order on May 28, 2008 approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535 mw CCGT for $330 million in order to help meet capacity needs. The IURC, on February 18, 2009, issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation on Sugar Creek effective on December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%, less than $4.5 million annually, the annual depreciation on the Mitchell plant, pursuant to the FAC-71 settlement. The terms of recovery of the deferral will be resolved in Northern Indiana’s current rate proceeding. On March 19, 2009, LaPorte County filed a notice of appeal regarding the IURC’s decision. On July 21, 2009, the Indiana Court of Appeals granted LaPorte County’s Motion to Dismiss the appeal filed with the court on July 16, 2009.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. During the first nine months of 2009 and 2008, the amount of purchased power costs exceeding the benchmark amounted to $1.0 million and $10.8 million, respectively, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In addition, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana includes the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual ECRM and annual EERM filing six months after construction costs begin. On October 23, 2008, Northern Indiana filed for approval a revised cost estimate to meet the NOx and SO2 and mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $368 million. This revised cost estimate was approved by the IURC on January 14, 2009. Northern Indiana will file its 2009 revised cost estimate to meet the NOx and SO2 mercury emissions environmental standards during the fourth quarter of 2009. On October 28, 2009, the IURC approved ECR-14 for capital expenditures (net of accumulated depreciation) of $271.2 million. Northern Indiana filed ECR-13 and EER-6 in February 2009, for net capital expenditures and expense of $268.1 million and $18.7 million, respectively. The Order was issued April 29, 2009. In the electric base rate case, Northern Indiana has proposed that the frequency of the EERM be changed from annual to semi-annual, consistent with the filing of the ECRM. In addition, Northern Indiana proposed that the EERM be used to pass through to ratepayers the cost of any emission allowance purchases and the proceeds of any emission allowance sales.
8.     Risk Management Activities
NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas price volatility and to secure forward natural gas

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
prices. Interest rate swaps are entered into to manage interest rate risk associated with NiSource’s fixed-rate borrowings. NiSource designates many of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure natural gas or power for its operational needs. These forward physical contracts are derivatives which qualify for the normal purchase and normal sales exception and do not require mark-to-market accounting.
In the second quarter of 2009, NiSource engaged in a process to sell its unregulated natural gas marketing business. As a result of this decision, it was determined that certain forecasted transactions were no longer probable of occurring from a consolidated NiSource perspective. As such, this triggered the mark-to-market of certain forward sales contracts that were previously exempt under the normal purchase and normal sales exception. In addition, the mark-to-market gains and losses deferred in accumulated other comprehensive income (loss) related to certain financial derivatives accounted for as a cash flow hedge were also recognized in income from discontinued operations during the quarter.
Accounting Policy for Derivative Instruments. ASC Topic 815 – Derivatives and Hedging establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This topic requires an entity to recognize all derivatives as either assets or liabilities on the Condensed Consolidated Balance Sheets (unaudited) at fair value, unless such contracts are exempted such as a normal purchase and normal sale contract under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.
NiSource uses a variety of derivative instruments (exchange traded futures and options, physical forwards and options, basis contracts, financial commodity swaps, and interest rate swaps) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For derivative contracts that qualify for the normal purchase and normal sales exception, a contract’s fair value is not recognized in the Condensed Consolidated Financial Statements (unaudited) until the contract is settled.
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
Northern Indiana, Northern Indiana Fuel and Light, Kokomo Gas, Columbia of Pennsylvania, Columbia of Kentucky, Columbia of Maryland and Columbia of Virginia use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of the companies’ GCR mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.
Northern Indiana, Columbia of Virginia and Columbia of Pennsylvania offer a fixed price program as an alternative to the standard GCR mechanism. These services provide customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that would be charged in future months. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options are used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts are accounted for as cash flow hedges while some contracts are not. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill in future months at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options are used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts are accounted for as cash flow hedges while some contracts are not. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.
For regulatory incentive purposes, Northern Indiana enters into gas purchase contracts at first of the month prices that give counterparties the daily option to either sell an additional package of gas at first of the month prices or recall the original volume to be delivered. Northern Indiana charges a fee for this option. The changes in the fair value of these options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. However, Northern Indiana records the related gains and losses associated with these transactions as a regulatory asset or liability.
For regulatory incentive purposes, Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Maryland (collectively, the “Columbia LDCs”) enter into contracts that allow counterparties the option to sell gas to Columbia LDCs at first of the month prices for a particular month of delivery. Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability based on the regulatory customer sharing mechanisms in place, with the remaining changes in fair value recognized currently in earnings.
As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These FTRs help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs are marked to fair value and do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. In the second quarter of 2008, MISO changed its allocation procedures from an allocation of FTRs to an allocation of ARRs, whereby Northern Indiana was allocated ARRs based on its historical use of the MISO administered transmission system. ARRs entitle the holder to a stream of revenues or charges based on the price of the associated FTR in the FTR auction. Northern Indiana converted the ARRs that were received in the second quarter of 2008 into FTRs.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource is also involved in commercial and industrial gas sales, whereby gas derivatives are utilized to hedge expected future gas purchases. These derivatives associated with commercial and industrial gas sales have generally been accounted for as cash flow hedges. NiSource also has corresponding forward physical sales contracts of natural gas with customers. These forward physical sales contracts are derivatives, which have generally qualified for and NiSource has elected the normal purchase and normal sales exception, and have not required mark-to-market accounting. In the second quarter of 2009, NiSource has engaged in a process to sell its unregulated natural gas marketing business. As a result of this decision, certain forecasted transactions are no longer probable to occur, which triggered the mark-to-market treatment of certain forward sales contracts that were previously exempt under the normal purchase and normal sale exception. In addition, the mark-to-market gains and losses deferred in accumulated other comprehensive income (loss) related to certain financial derivatives accounted for as a cash flow hedge were also recognized in income from discontinued operations beginning in the second quarter of 2009. The physical sales contracts marked-to-market had a fair value pre-tax gain from discontinued operations of approximately $139.7 million at September 30, 2009, while the financial cash flow hedge contracts recognized to income from discontinued operations in the same period had a fair value pre-tax loss of $118.3 million.
Commodity price risk program derivative contracted gross volumes are as follows:

	September 30, 2009	December 31, 2008

Commodity Price Risk Program:

Gas price volatility program derivatives (MMDth)	35.5	31.2

PPS program derivatives (MMDth)	2.2	1.9

DependaBill program derivatives (MMDth)	0.8	0.3

Regulatory incentive program derivatives (MMDth)	6.7	2.9

Gas marketing program derivatives (MMDth) (a)	84.1	84.4

Gas marketing forward physical derivatives (MMDth) (b)	83.6	-

Electric energy program FTR derivatives (mw)	2,152	8,068

(a)	Basis contract volumes not included in the above table were 101.2 MMDth and 83.5 MMDth as of September 30, 2009 and December 31, 2008, respectively.

(b)	Gas marketing forward physical derivatives at December 31, 2008 received the normal purchase and normal sales exception and did not require mark-to-market accounting.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of September 30, 2009, NiSource had $7.0 billion of outstanding debt, of which $1.1 billion is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years.
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
Contemporaneously with the issuance on September 16, 2005 of the 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of September 30 2009, $14.8 million is in accumulated other comprehensive loss related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.
NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

	September 30,	Dcember 31,
Asset Derivatives(in millions)	2009	2008
Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$-	$111.4
Price risk management assets (noncurrent)	-	(0.1)
Assets of discontinued operations and assets held for sale (current) *	-	32.1
Assets of discontinued operations and assets held for sale (noncurrent) *	-	105.0
Interest rate risk activities
Price risk management assets (noncurrent)	77.9	95.8

Total derivatives designated as hedging instruments	$77.9	$344.2

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$2.3	$6.9
Assets of discontinued operations and assets held for sale (current) *	248.6	-
Assets of discontinued operations and assets held for sale (noncurrent) *	156.3	-

Total derivatives not designated as hedging instruments	$407.2	$6.9

Total Asset Derivatives	$485.1	$351.1

*
In the second quarter of 2009, NiSource has engaged in a process to sell its unregulated natural gas marketing business. As a result of this decision, certain forecasted transactions are no longer probable to occur, which triggered the mark-to-market treatment of certain forward sales contracts that were previously exempt under the normal purchase and normal sale exception. In addition, the mark-to-market gains and losses deferred in accumulated other comprehensive income (loss) related to certain financial derivatives accounted for as a cash flow hedge were also recognized in income from discontinued operations beginning in the second quarter of 2009.

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	September 30,	December 31,
Liability Derivatives (in millions)	2009	2008

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$1.0	$184.6
Price risk management liabilities (noncurrent)	0.5	0.8
Liabilities of discontinued operations and liabilities held for sale (current)	-	49.0
Liabilities of discontinued operations and liabilities held for sale (noncurrent)	-	170.6

Total derivatives designated as hedging instruments	$1.5	$405.0

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$43.6	$52.9
Price risk management liabilities (noncurrent)	3.1	17.1
Liabilities of discontinued operations and liabilities held for sale (current)	236.8	-
Liabilities of discontinued operations and liabilities held for sale (noncurrent)	146.8	-

Total derivatives not designated as hedging instruments	$430.3	$70.0

Total Liability Derivatives	$431.8	$475.0

The effect of derivative instruments on the Condensed Statements of Consolidated Income (Loss) (unaudited) were:
Derivatives in Cash Flow Hedging Relationships
Three Months Ended, (in millions)

				Amount of Gain
	Amount of Gain (Loss)			(Loss) Reclassified
	Recognized in OCI on		Location of Gain	from AOCI into
	Derivative (Effective		(Loss)	Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	Sept. 30,	Sept. 30,	into Income (Effective	Sept. 30,	Sept. 30,
Hedging Relationships	2009	2008	Portion)	2009	2008

Commodity price risk programs	$12.5	$(97.6)	Cost of Sales	$(18.2)	$9.7
Interest rate risk activities	0.4	0.4	Interest expense, net	-	-

Total	$12.9	$(97.2)		$(18.2)	$9.7

Nine Months Ended, (in millions)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative(Effective		Location of Gain(Loss)	into Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	Sept. 30,	Sept. 30,	into Income (Effective	Sept. 30,	Sept. 30,
Hedging Relationships	2009	2008	Portion)	2009	2008

Commodity price risk programs	$108.3	$(71.1)	Cost of Sales	$(43.0)	$35.2
Interest rate risk activities	1.2	1.2	Interest expense, net	-	-

Total	$109.5	$(69.9)		$(43.0)	$35.2

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Three Months Ended, (in millions)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in
	Recognized in Income on	Income of Derivative (Ineffective Portion
	Derivative (Ineffective Portion and	and Amount Excluded from Effectiveness
Derivatives in Cash Flow	Amount Excluded from	Testing)
Hedging Relationships	Effectivness Testing)	Sept. 30, 2009	Sept. 30, 2008

Commodity price risk programs	Cost of Sales	$-	$-
Interest rate risk activities	Interest expense, net	-	-

Total		$-	$-

Nine Months Ended, (in millions)

Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Income of Derivative
	Recognized in Income on	(Ineffective Portion and Amount
	Derivative (Ineffective Portion	Excluded from Effectiveness
Derivatives in Cash Flow Hedging	and Amount Excluded from	Testing)
Relationships	Effectivness Testing)	Sept. 30, 2009	Sept. 30, 2008

Commodity price risk programs	Cost of Sales	$-	$(0.3)
Interest rate risk activities	Interest expense, net	-	-

Total		$-	$(0.3)

Derivatives in Fair Value Hedging Relationships
Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in Fair Value	Location of Gain (Loss) Recognized in	in Income on Derivatives
Hedging Relationships	Income on Derivatives	Sept. 30, 2009	Sept. 30, 2008

Interest rate risk activites	Interest expense, net	$9.4	$(1.0)

Total		$9.4	$(1.0)

Nine Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in Fair Value Hedging	Location of Gain (Loss) Recognized in	in Income on Derivatives
Relationships	Income on Derivatives	Sept. 30, 2009	Sept. 30, 2008

Interest rate risk activites	Interest expense, net	$24.7	$1.3

Total		$24.7	$1.3

Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Hedge Relationships	Income on Related Hedged Item	Sept. 30, 2009	Sept. 30, 2008

Fixed-rate debt	Interest expense, net	$(9.4)	$1.0

Total		$(9.4)	$1.0

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Nine Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value	Location of Gain (Loss)Recognized in	in Income on Related Hedged Items
Hedge Relationships	Income on Related Hedged Item	Sept. 30, 2009	Sept. 30, 2008

Fixed-rate debt	Interest expense, net	$(24.7)	$(1.3)

Total		$(24.7)	$(1.3)

Derivatives not designated as hedging instruments
Three Months Ended, (in millions)

		Amount of Realized/Unrealized
		Gain Recognized in Income on
Derivatives Not Designated	Location of Gain (Loss) Recognized in	Derivatives *
as Hedging Instruments	Income on Derivatives	Sept. 30, 2009	Sept. 30, 2008

Commodity price risk programs	Gas Distribution revenues	$3.0	$7.9
Commodity price risk programs	Cost of Sales	0.1	0.1
Commodity price risk programs	Income (Loss) from Discontinued
	Operations - net of taxes	3.9	-

Total		$7.0	$8.0

*   For the amounts of realized/unrealized gain recognized in income on derivatives disclosed in the table above, gains of $3.1 million and $8.0 million for the third quarter of 2009 and 2008, respectively, were deferred per regulatory orders. These amounts will be amortized to income over future periods up to twelve months per regulatory order.
Nine Months Ended, (in millions)

		Amount of Realized/Unrealized
		Gain (Loss) Recognized in Income
Derivatives Not Designated as	Location of Gain (Loss) Recognized	on Derivatives *
Hedging Instruments	in Income on Derivatives	Sept. 30, 2009	Sept. 30, 2008

Commodity price risk programs	Gas Distribution revenues	$(42.9)	$11.6
Commodity price risk programs	Cost of Sales	(0.9)	1.2
Commodity price risk programs	Income (Loss) from Discontinued
	Operations - net of taxes	24.7	-

Total		$(19.1)	$12.8

*   For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, a loss of $44.2 million and gain of $13.3 million for the first nine months of 2009 and 2008, respectively, were deferred per regulatory orders. These amounts will be amortized to income over future periods up to twelve months per regulatory order.
During third quarter of 2009, NiSource reclassified no amounts related to its cash flow hedges from accumulated other comprehensive loss to income (loss) due to the probability that certain forecasted transaction would not occur. For the nine months ended September 30, 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive loss to income (loss) from discontinued operations due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource plans to sell. No amounts were reclassified in the three months and nine months ended September 30, 2008. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $38.8 million of loss, net of taxes.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource’s derivative instruments measured at fair value as of September 30, 2009 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that meet the definition of a derivative for which NiSource has elected the normal purchase and normal sale exception. These agreements are exempt from the requirement of ASC Topic 815 - Derivatives and Hedging, and are not measured at fair value. Certain of these agreements do contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard and Poor’s or below Baa3 by Moody’s. The collateral requirement from a downgrade for these normal purchase normal sale agreements below the ratings trigger levels would amount to approximately $0.1 million as of September 30, 2009.
NiSource had $62.4 million and $78.8 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within, “Restricted cash,” on the Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2009 and December 31, 2008, respectively.
9.     Fair Value Disclosures
A.     Fair Value Measurements. NiSource adopted the provisions of ASC Topic 820 - Fair Value Measurements and Disclosures for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009. There was no impact on retained earnings as a result of the adoption.
Recurring Fair Value Measurements. The following table presents financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2009:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	September 30, 2009

Assets
Price risk management assets	$0.1	$77.9	$2.2	$80.2
Price risk management assets (discontinued operations)	243.0	161.9	-	404.9
Available-for-sale securities	35.6	39.8	-	75.4

Total	$278.7	$279.6	$2.2	$560.5

Liabilities
Price risk management liabilities	$47.6	$-	$0.6	$48.2
Price risk management liabilities (discontinued operations)	362.4	21.2	-	383.6

Total	$410.0	$21.2	$0.6	$431.8

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
Price risk management assets and liabilities classified as an asset or liability of a discontinued operation also includes certain forward physical gas sales contracts that no longer qualify for the normal purchase and normal sale exception. The fair value of these contracts is determined primarily from Level 1 and Level 2 inputs, and is reflected in the table above as Level 2.
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Unrealized gains and losses from available-for-sale securities are included in other comprehensive income. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at September 30, 2009 and December 31, 2008 were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, September 30, 2009
U.S. Treasury securities	$35.2	$0.5	$(0.1)	$35.6
Corporate/Other bonds	37.2	2.6	-	39.8

Total Available-for-sale debt securities, September 30, 2009	$72.4	$3.1	$(0.1)	$75.4

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, December 31, 2008
U.S. Treasury securities	$34.9	$2.2	$(0.2)	$36.9
Corporate/Other bonds	34.0	1.2	(1.1)	34.1

Total Available-for-sale debt securities, December 31, 2008	$68.9	$3.4	$(1.3)	$71.0

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2009:

	Financial
	Transmission
Three Months Ended September 30, 2009 (in millions)	Rights	Other Derivatives	Total

Balance as of July 1, 2009	$2.7	$(0.7)	$2.0

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	-	(0.5)	(0.5)
Purchases, issuances and settlements (net)	(0.5)	0.6	0.1

Balance as of September 30, 2009	$2.2	$(0.6)	$1.6

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2009	$-	$(0.1)	$(0.1)

	Financial
	Transmission
Nine Months Ended September 30, 2009 (in millions)	Rights	Other Derivatives	Total

Balance as of January 1, 2009	$2.6	$1.6	$4.2

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.3)	(0.1)	(0.4)
Purchases, issuances and settlements (net)	(0.1)	(2.1)	(2.2)

Balance as of September 30, 2009	$2.2	$(0.6)	$1.6

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2009	$-	$(0.1)	$(0.1)

As part of the MISO Day 2 initiative, Northern Indiana was allocated and has purchased FTRs. These rights help Northern Indiana offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are valued utilizing forecasted congestion source and sink prices in the Day Ahead market. They are classified as Level 3 and reflected in the table above. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. Northern Indiana also writes options for regulatory incentive purposes which are also considered Level 3 valuations. Realized gains and losses for these Level 3 recurring items are included in income within Cost of sales on the Condensed Statements of Consolidated Income (Loss) (unaudited). Unrealized gains and losses from Level 3 recurring items are included within, Regulatory assets or Regulatory liabilities, on the Condensed Consolidated Balance Sheets (unaudited).
Non-recurring Fair Value Measurements. NiSource is engaged in a process to sell its unregulated natural gas marketing business. Net assets for the unregulated natural gas marketing business have been accounted for as assets of discontinued operations and the results of operations and cash flows of the unregulated natural gas marketing business were classified as discontinued operations for all periods presented. As a result of the letter of intent signed during the second quarter of 2009, other assets were recorded at fair value and a pre-tax impairment loss of $11.9 million was recognized during the nine months ended September 30, 2009. The other assets of the unregulated natural gas marketing business were valued based on the anticipated adjusted purchase price included in the letter of intent which is an unobservable input and is considered a Level 3 valuation.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. During the third quarter of 2009 a potential buyer was able to secure financing to purchase two properties previously recorded as assets held for sale as well as three additional properties. The expected proceeds from the sale of the five properties were less than the net book value resulting in a pre-tax

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
impairment charge of $4.5 million recognized during the third quarter. The NDC Douglas Properties assets were valued based on the anticipated adjusted purchase price included in the letter of intent which is an unobservable input and is considered a Level 3 valuation.
NDC Douglas Properties owns four properties which do not currently meet the assets held for sale criteria as their estimated sale date is greater than one year. Based on previous impairments recorded on other NDC Douglas Properties, the properties were tested for impairment during the third quarter of 2009. The test resulted in a pre-tax impairment charge of $4.4 million recognized during the third quarter. The assets were valued based on a discounted cash flow model utilizing estimated future cash flows which are unobservable inputs. The valuation is considered a Level 3 valuation.
The following table presents long-lived assets measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet (unaudited) on a non-recurring basis and their level within the fair value hierarchy as of September 30, 2009:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
Non-Recurring Fair Value		for Identical	Observable	Unobservable
Measurements	Balance as of	Assets	Inputs	Inputs	Total Gains
(in millions)	Sept.30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets

Property, Plant & Equipment	$7.0	$-	$-	$7.0	$(4.4)
Long-lived net assets held for sale	24.2	-	-	24.2	$(16.4)

Total	$31.2	$-	$-	$31.2	$(20.8)

B.     Financial Instrument Fair Value Measurements. In April 2009, the FASB amended ASC Topic 825 – Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The additional guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted this additional guidance on April 1, 2009 and therefore has included the following disclosures.
NiSource has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, customer deposits and short-term borrowings. NiSource’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Investments. NiSource has corporate owned life insurance, which is measured and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at September 30, 2009 and December 31, 2008 were $23.2 million and $17.7 million, respectively.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(in millions)	Sept. 30, 2009	Sept. 30, 2009	Dec. 31, 2008	Dec. 31, 2008

Long-term investments	$24.1	$24.1	$18.9	$18.9
Long-term debt (including current portion)	6,994.5	7,161.0	6,413.2	4,929.1

10.     Transfers of Financial Assets
On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originated, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, was party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sold an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On October 1, 2009, CORC and Commerzbank AG (successor to Dresdner Bank AG) terminated their agreement, while Columbia of Ohio and CORC concurrently terminated their agreement. In conjunction with the termination of the sales agreement on October 1, 2009, Columbia of Ohio made a payment of $67.8 million to Commerzbank AG in exchange for rights in the receivables held by Commerzbank AG.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originated, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, was party to an agreement with Citibank, N.A. under the terms of which it sold an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On May 20, 2009, NRC and Citibank, North America, Inc., terminated their agreement while Northern Indiana and NRC concurrently terminated their agreement.
On October 23, 2009, Columbia of Ohio and Northern Indiana entered into new agreements to sell, without recourse, substantially all of their respective trade receivables. Refer to Note 20, “Subsequent Events,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
NiSource’s accounts receivable programs qualify for sale accounting based upon the conditions met in ASC Topic 860 — Transfers and Servicing. In the agreements, all transferred assets have been isolated from the originator and put presumptively beyond the reach of the originator and its creditors. The originators do not retain any interest in the sold receivables.
All accounts receivables sold to the commercial paper conduits are valued at face value, which approximate fair value due to its short-term nature. The amount of the undivided percentage ownership interest in the accounts receivable sold is determined in part by required loss reserves under the agreements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following tables reflect the gross and net receivables sold as of September 30, 2009 and December 31, 2008 as well as the retained interests, net receivables derecognized, and cash flows during the three and nine months ended September 30, 2009 for Columbia of Ohio and Northern Indiana:

(in millions)	September 30, 2009	December 31, 2008

Receivables interest	$106.8	$657.8
Less: Retained interest	39.1	302.2

Net receivables derecognized	$67.7	$355.6

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2009	September 30, 2009

Operating cash flow
Proceeds from receivables sold	$249.2	$1,939.1
Collections remitted to commercial paper conduit	(281.5)	(2,226.9)

Net cash flows used for operations	$(32.3)	$(287.8)

Receivables repurchased	$-	$65.3

Other, net expense - fees paid	$1.1	$8.8

11.     Goodwill Assets
NiSource tests its goodwill for impairment annually as of June 30 each year unless indicators, events, or circumstances would require an interim review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment. Certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition. The goodwill impairment test is a two-step process which requires NiSource to make estimates regarding the fair value of the reporting unit. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any), which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.
NiSource has four reporting units that carry or are allocated goodwill. NiSource’s goodwill assets at September 30, 2009 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $1,975.5 million is allocated to Columbia Transmission Operations (which is comprised of Columbia Transmission and Columbia Gulf) and $1,683.0 million is allocated to Columbia Distribution Operations (which is comprised of Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Virginia). In addition, the goodwill balances at September 30, 2009 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
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
NiSource considered whether there were any events or changes in circumstances during the third quarter of 2009 that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted which would require goodwill impairment testing during the third quarter.
12.     Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2009 and 2008, respectively, adjusted for tax expense associated with certain discrete items. Because pre-tax book income is relatively low in the third quarter and because significant discrete adjustments to income tax expense were recorded in both the third quarter of 2009 and the third quarter of 2008 (see below), a discussion of third quarter effective tax rates is not meaningful. For the quarter ended September 30, 2009, income tax expense was $6.8 million on a pre-tax book loss of $2.9 million. For the quarter ended September 30, 2008, an income tax benefit of $5.1 million was recorded on pre-tax book income of $26.0 million. For the nine months ended September 30, 2009, income tax expense was $110.5 million on pre-tax book income of $251.8 million, while for the nine months ended September 30, 2008 income tax expense was $114.9 million on pre-tax book income of $354.3 million. These amounts equate to an effective tax rate for the nine months ended September 30, 2009 and September 30, 2008 of 43.9% and 32.4%, respectively. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199, and other discrete adjustments discussed in detail below.
During the third quarter of 2009, NiSource received permission from the IRS to change its tax method of capitalizing certain costs which it applied on a prospective basis to the federal and state income tax returns filed for its 2008 tax year. The one-time cumulative adjustment of $1.1 billion reflected in the 2008 income tax return for this item created a large tax net operating loss which was carried back and applied against our previously filed 2006

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
and 2007 tax returns and resulted in income tax refunds of $295.7 million. In October 2009, $263.5 million of such refunds were received, with the balance expected to be received in the fourth quarter of 2009 and subsequent periods. The loss for the 2008 tax year resulted in $2.1 million of additional federal income tax expense recorded in the third quarter of 2009 for the loss of Section 199 deductions In addition, the impact of certain state’s restrictions on loss carrybacks and carryforwards resulted in a net charge to state income tax expense of $5.5 million. Total third quarter of 2009 expense relating to the method change was $7.6 million.
During the third quarter of 2008, the Governor of Massachusetts signed into law a bill that significantly changed the Massachusetts corporate income tax regime. Under the new law, which became effective for tax years beginning on or after January 1, 2009, NiSource calculates its Massachusetts income tax liability on a unitary basis, meaning that the income tax obligation to the Commonwealth of Massachusetts is determined based on an apportioned share of all of NiSource’s income, rather than just the income of NiSource’s subsidiaries doing business in Massachusetts. Because of NiSource’s substantial operations outside of Massachusetts, the new law had the impact of reducing the deferred income tax liability to Massachusetts. NiSource recognized the impact of this tax law change as a $13.5 million reduction in income tax expense in the third quarter of 2008. Third quarter and nine months ended 2009 income tax expense reflects the impact of the new law on a prospective basis.
Absent the items discussed above, NiSource’s effective tax rates for the third quarter of 2009 and third quarter of 2008 would have been 27.6% and 32.3%, respectively.
The effective tax rate for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008 increased by 11.5%. In addition to the accounting method change discussed above, the effective tax rate for the nine months ended September 30, 2009 increased due to an adjustment recorded in the second quarter of 2009 that increased deferred state income taxes as a result of the transfer of unregulated natural gas marketing business assets and liabilities to assets and liabilities of discontinued operations, an increase in tax expense related to AFUDC-Equity and by an increase in tax expense due to certain non-deductible expenses. The nine months ended September 30, 2008 was reduced by the impact of the Massachusetts law change discussed above.
As discussed above, NiSource has been granted permission to change its tax method of accounting for capitalizing certain costs and has taken certain positions around that issue in its 2008 income tax return. NiSource’s determination of what constitutes a capital cost versus ordinary expense will be reviewed upon audit by the IRS and may be subject to subsequent adjustment. As such, the status of this tax return position is uncertain at this time. In the third quarter of 2009, NiSource added $122.2 million to its liability for unrecognized tax benefits for Uncertain Tax Positions, of which NiSource will receive $1.1 million in refunds. The remaining $121.1 million of unrecognized tax benefits in filed returns is offset by outstanding receivables and net operating loss carryforwards. NiSource anticipates it will settle the entire tax position, including interest, at the completion of the IRS audit of the 2008 return. There have been no other material changes in 2009 to NiSource’s Uncertain Tax Positions recorded as of December 31, 2008.
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
NiSource expects to make contributions of approximately $104.2 million to its pension plans and approximately $52.9 million to its postretirement medical and life plans in 2009, which could change depending on market

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
conditions. Through September 30, 2009, NiSource has contributed $102.4 million to its pension plans and $41.2 million to its other postretirement benefit plans.
The following table provides the components of the plans’ net periodic benefits cost for the third quarter and nine months ended September 30, 2009 and 2008:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2009	2008	2009	2008

Components of Net Periodic Benefit Cost
Service cost	$9.0	$9.3	$2.2	$2.3
Interest cost	35.8	33.1	12.0	11.9
Expected return on assets	(30.5)	(48.5)	(4.3)	(6.3)
Amortization of transitional obligation	-	-	2.0	2.1
Amortization of prior service cost	0.9	1.1	0.2	0.1
Recognized actuarial loss	16.5	0.3	2.0	1.1

Total Net Periodic Benefits Cost	$31.7	$(4.7)	$14.1	$11.2

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2009	2008	2009	2008

Components of Net Periodic Benefit Cost
Service cost	$27.0	$28.0	$6.6	$7.0
Interest cost	107.4	99.3	35.8	35.7
Expected return on assets	(91.4)	(145.5)	(12.7)	(18.9)
Amortization of transitional obligation	-	-	6.0	6.1
Amortization of prior service cost	2.9	3.2	0.8	0.5
Recognized actuarial loss	49.3	0.9	5.8	3.1

Total Net Periodic Benefits Cost	$95.2	$(14.1)	$42.3	$33.5

The significant increase in pension cost for 2009 is due to a $797.7 million, or 35.6%, reduction in pension plan assets in 2008 due to a 30.3% negative return on assets for the year resulting from the overall market decline and benefit payments of $165.9 million made during 2008. For the quarters ended September 30, 2009 and 2008, pension and other postretirement benefit cost of approximately $23.4 million and income of $4.5 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses. For the nine months ended September 30, 2009 and 2008, pension and other postretirement benefit cost of approximately $48.0 million and income of $7.1 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.
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
At September 30, 2009, there were 27,530,621 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $8.3 million and $7.2 million and related tax benefits of $3.7 million and $2.3 million during the first nine months of 2009 and 2008, respectively.
As of September 30, 2009, the total remaining unrecognized compensation cost related to nonvested awards amounted to $14.6 million, which will be amortized over the weighted-average remaining requisite service period of two years.
Stock Options. As of September 30, 2009, approximately 4.4 million options were outstanding and exercisable with a weighted average strike price of $22.50. The strike price of all issued options was above the market price of NiSource stock as of September 30, 2009.
Restricted Awards. In the first and third quarters of 2009, NiSource granted restricted stock units of 308,496 and 2,284, respectively, subject to service conditions. The total grant date fair-value of the restricted units was $3.0 million, based on the average market price of NiSource’s common stock at the date of each grant, which will be expensed net of forfeitures ratably over the three year requisite service period. The service conditions lapse on January 31, 2012 when 100% of the shares vest. If the employee terminates employment before January 31, 2012 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of September 30, 2009, 553,814 nonvested restricted stock units were granted and outstanding.
Contingent Stock Units. In the first and third quarters of 2009, NiSource granted contingent stock units of 925,490 and 6,853, respectively, subject to performance conditions. The grant date fair-value of the award was $9.1 million, based on the average market price of NiSource’s common stock at the date of each grant which will be expensed net of forfeitures over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2012 when 100% of the shares vest. If the employee terminates employment before January 31, 2012 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of September 30, 2009, 1,695,090 nonvested contingent stock units were granted and outstanding.
Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan in January 2004. The total shareholder return

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
measures established were not met; therefore these grants do not have an accelerated vesting period. At September 30, 2009, NiSource had 270,785 awards outstanding which contained the time-accelerated provisions.
Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest immediately. The plan requires that restricted stock units be distributed to the directors after their separation from the Board. As of September 30, 2009, 89,860 restricted shares and 292,961 restricted stock units had been issued under the Plan.
16.     Other Commitments and Contingencies
A.     Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at September 30, 2009 and the years in which they expire were:

(in millions)	Total	2009	2010	2011	2012	2013	After

Guarantees of subsidiaries debt	$6,438.4	$417.6	$681.8	$385.0	$315.0	$545.0	$4,094.0
Guarantees supporting commodity transactions of subsidiaries	452.5	205.0	242.2	-	-	-	5.3
Lines of credit	200.0	200.0	-	-	-	-	-
Letters of credit	152.4	0.5	150.8	0.1	-	-	1.0
Other guarantees	782.7	61.7	2.9	-	14.8	224.9	478.4

Total commercial commitments	$8,026.0	$884.8	$1,077.7	$385.1	$329.8	$769.9	$4,578.7

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $6.4 billion of debt for various wholly-owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2009. The subsidiaries are required to comply with certain financial covenants under the debt instruments and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $452.5 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. During September 2008, NiSource Finance entered into a new $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that was originally due to expire on March 23, 2009. However, on February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan. At September 30, 2009, NiSource had $200 million in short-term borrowings outstanding under its credit facility and has issued stand-by letters of credit of approximately $152.4 million for the benefit of third parties.
Other Guarantees or Obligations. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2009.
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
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. As of September 30, 2009, Millennium owed $798.9 million under the financing agreements, of which NiSource guaranteed $379.5 million. NiSource recorded an accrued liability of approximately $7.6 million related to the fair value of this guarantee. The permanent financing for Millennium is expected to be completed when debt capital market conditions improve. In the interim, Millennium will continue to be funded by the $800 million credit agreement, which extends through August 2010.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of September 30, 2009, Hardy Storage owed $123.4 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million which is 50% of the amount borrowed.
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
In the case of Tawney, et al. v. Columbia Natural Resources, Inc., the Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the defendants petition for appeal. On August 22, 2008, Defendants filed their petitions to the United States Supreme Court for writ of certiorari. The Plaintiffs filed their response on September 22, 2008. On September 19, 2008, the West Virginia Supreme Court issued an order extending the stay of the judgment until proceedings before the United States Supreme Court are fully concluded. Given the West Virginia Court’s refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the West Virginia Circuit Court for Roane County, West Virginia, preliminarily approved a settlement agreement with a total settlement amount of $380 million. The settlement received final approval by the Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource has complied with its obligations under the settlement agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement. The trial court entered its order discharging the judgment on January 20, 2009. The Court is supervising the administration of the settlement proceeds. As of September 30, 2009, NiSource has contributed $208.2 million into the qualified settlement fund, $25 million of which was paid in 2008. NiSource has since contributed an additional $27.7 million. As of September, 30, 2009, $131.2 million of the associated letter of credit remains outstanding. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
C.     Environmental Matters.
General. The operations of NiSource are subject to extensive and evolving Federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
A reserve of $75.1 million and $73.1 million has been recorded as of September 30, 2009 and December 31, 2008, respectively, to cover probable corrective actions at sites where NiSource has environmental remediation liability. Regulatory assets have been recorded to the extent environmental expenditures are expected to be recovered in rates. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on many factors including currently enacted laws and regulations, existing technology and estimated site-specific costs whereby assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. NiSource’s estimated environmental remediation liability will be refined as events in the remediation process occur. Actual remediation costs may differ materially from NiSource’s estimates due to the dependence on the factors listed above.
On June 26, 2009, the United States House of Representatives passed a climate change bill, titled the American Clean Energy and Security Act of 2009 (“ACES”). The comprehensive bill proposes a multi-sector, market-based greenhouse gas cap and trade system starting in 2012 for electrical suppliers, 2014 for natural gas pipeline companies, and 2016 for natural gas distribution companies. The cap and trade system would require emissions from capped sources to be reduced 3% below 2005 levels by 2012 and 83% by 2050. ACES would allocate natural gas distribution companies and electric suppliers a certain number of emission allowances without charge, but these allocations would decrease over time, phasing out entirely by 2030. Gas pipeline companies would not receive any emission allowances under ACES. ACES also contains renewable energy standards, which would require retail electric suppliers to provide specified portions of their power from renewable sources by targeted dates. In addition, ACES would mandate performance standards for particular services, which could impact new coal-fired generating units and natural gas compression stations. At the same time, the Senate has been considering its own renewable energy standard and on September 30, 2009, Senators Kerry and Boxer introduced a discussion draft of the Clean Energy Jobs and American Power Act climate change bill.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On April 2, 2007, in Massachusetts v. EPA, the Supreme Court ruled that the EPA does have authority under the CAA to regulate emissions of greenhouse gases if it is determined that greenhouse gases have a negative impact on human health or the environment. On April 17, 2009, the EPA issued a proposed rule, which would make the following findings: (a) that greenhouse gases in the atmosphere endanger the public health and welfare within the meaning of the CAA and (b) that emissions of carbon dioxide and other greenhouse gases from new motor vehicles contribute to the mix of greenhouse gases in the atmosphere. On September 29, 2009, the EPA proposed a rule to regulate as a “pollutant” a class of greenhouse gases that are emitted from light-duty motor vehicles. The EPA has stated its intention to finalize this rule by March 2010. Although the EPA’s proposed rules deal only with new motor vehicles, the rules could be a precursor for the regulation of other greenhouse gas sources by the EPA under the CAA. The cost impact of any future regulation cannot be determined at this time.
On September 30, 2009, the EPA announced the proposed Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule (the “Tailoring Rule”). The proposed rule would become effective when greenhouse gases become a “pollutant subject to regulation” under the CAA, which would happen if the EPA’s light-duty motor vehicle rule mentioned above is final at that time. The EPA proposes to narrow the definition of a major stationary source that emits greenhouse gases for purposes of complying with the PSD and the Title V operating permit programs. Without the Tailoring Rule, the PSD and Title V programs will automatically include greenhouse gases at the current 100 to 250 tpy major stationary source applicability threshold. The rule proposes to raise the applicability threshold to 25,000 tpy and the significance threshold for modified sources to between 10,000 and 25,000 tpy of carbon dioxide equivalent. NiSource will continue to monitor developments in this matter.
On September 22, 2009, the EPA Administrator signed the mandatory greenhouse gas reporting rule. The rule requires collection of data on greenhouse gas emissions from large sources beginning on January 1, 2010. The first reports are due to the EPA on March 31, 2011. Numerous NiSource operations will be impacted by these requirements. NiSource is in the process of evaluating the cost of compliance with the rule. The emission information collected would be used by the EPA to develop comprehensive and accurate data relevant to future climate policy decisions, including potential future regulation of greenhouse gases.
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
On March 29, 2007, the EPA signed a rule to govern implementation of the NAAQS for particulate matter (PM2.5) that the EPA promulgated in 1997. The rule addresses a wide range of issues, including state rulemaking requirements as well as attainment demonstration requirements and deadlines. States must evaluate potential reduction measures for the emission of particulate matter and its precursors such as SO2 and NOx. The rule includes a conditional presumption that, for power plants subject to the CAIR, compliance with CAIR would satisfy Reasonably Available Control Measures and Reasonably Available Control Technology requirements for SO2 and NOx. States were required to submit attainment SIPs in April 2008. Also, on September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter. The final rule increased the stringency of the current fine particulate (PM2.5) standard, added a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter), and revoked the annual PM10 standards while retaining the 24-hour PM10 standards. The

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
EPA rule designating areas not meeting the new fine particulate matter standards was signed December 22, 2008, and is expected to be effective in 2009. The SIPs detailing how states will reduce emissions to meet the NAAQS will be due in 2012. On February 24, 2009, the D.C. Circuit struck down the primary annual and secondary PM2.5 NAAQS promulgated by the EPA in 2006 (American Farm Bureau Federation, et al. v. EPA). These standards have been remanded to the EPA for reconsideration. The Court denied the petitions to review the primary daily and annual standards for PM10. These standards are not vacated (i.e., they are still in effect, but must be reconsidered by the EPA). These actions could require further reductions in NOx emissions from various emission sources in and near nonattainment areas, including reductions from Gas Transmission and Storage Operations. NiSource will continue to closely monitor developments in these matters and cannot estimate the timing or cost of emission controls at this time.
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
A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors are the current or former owner. The program has identified up to 84 such sites and initial investigations have been conducted at 52 sites. Additional investigation activities have been completed or are in progress at 50 sites and remedial measures have been implemented or completed at 30 sites. This effort includes the sites contained in the January 2004 Indiana Voluntary Remediation Program agreements between the IDEM and Northern Indiana, Kokomo Gas, and other Indiana utilities. Only those site investigation, characterization and remediation costs currently known and determinable can be considered “probable and reasonably estimable”. As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. NiSource is unable, at this time, to estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, NiSource will be able to develop a probable and reasonable estimate for the entire program or a major portion.
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
Electric Operations.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction and combustion control NOx reduction technology at its active generating stations and is currently in compliance with the NOx requirements. In implementing the NOx compliance plan, Northern Indiana has expended approximately $316.3 million as of September 30, 2009.
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
On September 21, 2006, the EPA issued revisions to the NAAQS for particulate matter. The EPA rule designating areas not meeting the new (2006) fine particulate matter standards was signed December 22, 2008, and expected to be effective in 2009. The SIPs detailing how states will reduce emissions to meet the NAAQS in these areas will be due in 2012. The SIPs developed to meet this standard could impact the emission control requirements for coal-fired boilers including Northern Indiana’s electric generating stations. Northern Indiana will continue to closely monitor developments in these matters and cannot estimate the impact, timing or cost of emission controls at this time.
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
On October 3, 2007, the Indiana Air Pollution Control Board adopted, with minor changes from the EPA CAMR, the state rule to implement EPA’s CAMR. The rule became effective on February 3, 2008, with compliance required in 2010. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules addressing utility mercury emissions that are the stimulus for the Indiana Air Pollution Control Board’s CAMR. The first is the EPA’s rule delisting coal and oil-fired electric generating units from the list of sources whose emissions are regulated under Section 112 of the CAA, 42 U.S.C. § 7412. Revision of December 2000 Regulatory Finding (“Delisting Rule”), 70 Fed. Reg. 15,994 (March 29, 2005). The second is the EPA’s rule that set performance standards for new coal-fired electric generating units and established total mercury emission limits for states along with a cap-and-trade program for new and existing coal-fired electric generating units. Standards of Performance for New and Existing Stationary Sources: Electric Utility Steam Generating Units (“CAMR”), 70 Fed. Reg. 28,606 (May 18, 2005). In response to the vacatur, the EPA is pursuing a new Section 112 rulemaking to establish Maximum Achievable Control Technology standards for electric utilities. On July 2, 2009, the EPA provided a notification and opportunity for comment on a new information request to obtain industry data that will be used to develop the National Emission Standards for Hazardous Air Pollutants for coal- and oil-fired electric steam generating units. The data collected and EPA’s response to this decision will affect the implementation and timing of the installation of controls to address potential reduction obligations for mercury and other pollutants subject to the Section 112 rulemaking. Northern Indiana will closely monitor developments regarding any further action by the EPA or the Indiana Air Pollution Control Board in this matter.
On August 19, 2009, the EPA asked the U.S. Court of Appeals for the District of Columbia Circuit to voluntarily remand a 2006 rule that established new source performance standards for NOx, SO2 and PM for power plants. The EPA indicated it intends to reconsider the emission standards it set in order to coordinate the rule with the development of the replacements for CAIR and CAMR. Northern Indiana will continue to monitor developments of this effort.
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
Various parties submitted petitions for a writ of certiorari to the U.S. Supreme Court in early November 2007 seeking to reverse the Second Circuit Court’s decision. On April 1, 2009, the Supreme Court issued their ruling reversing and remanding the Second Circuit’s ruling. The case, Entergy Corp. v. Riverkeeper, Inc., determined that the EPA did not overstep its authority when it adopted national performance standards utilizing cost—benefit analyses. The matter was remanded back to the 2nd Circuit U.S. Court of Appeals for further proceedings. The EPA will propose a revised 316(b) rule and provide guidance to address the impact of the Court decision. The Bailly Generating Station is the only Northern Indiana generating station that does not utilize closed cycle cooling and the NPDES permit contains permit conditions that will require Bailly to address the 316(b) rules. Northern Indiana will continue to closely monitor this activity and cannot estimate the costs associated with the ultimate outcome at this time.
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
Coal Combustion Products. The Federal government continues to show interest in developing regulations covering coal combustion waste products. Subsequent to the December 22, 2008 dike collapse at a Tennessee Valley Authority ash pond, congressional hearings were held on the issue. Legislation regulating coal ash pursuant to the Surface Mining Control and Reclamation Act was introduced and the EPA is reviewing its previous determination that Federal regulation of coal ash as a RCRA Subtitle C hazardous waste is not appropriate. The EPA indicated an intent to release a regulatory proposal regarding this issue no later than the end of 2009. NiSource will monitor developments in this matter and cannot estimate the potential financial impact at this time.
17.     Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss, which is included in “Common Stockholders’ Equity,” on the Condensed Consolidated Balance Sheets (unaudited).

	September 30,	December 31,
(in millions)	2009	2008

Other comprehensive loss, before taxes:
Unrealized gains on securities	$4.5	0.4
Tax expense on unrealized gains on securities	(1.7)	-
Unrealized losses on cash flow hedges	(48.8)	(232.1)
Tax benefit on unrealized losses on cash flow hedges	18.5	92.3
Unrecognized pension benefit and OPEB costs	(49.8)	(52.7)
Tax benefit on unrecognized pension benefit and OPEB costs	19.0	20.1

Total Accumulated Other Comprehensive Loss, net of taxes	$(58.3)	$(172.0)

Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420 million with seven counterparties. Columbia Transmission recorded an unrecognized after-tax loss of $14.6 million and $30.3 million as a decrease in its investment in Millennium and a corresponding increase in accumulated other comprehensive loss, representing its ownership portion of the fair value of these swaps as of September 30, 2009 and December 31, 2008, respectively.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2009	2008	2009	2008

REVENUES
Gas Distribution Operations
Unaffiliated	$384.2	$626.1	$2,897.0	$4,100.1
Intersegment	-	(2.9)	-	-

Total	384.2	623.2	2,897.0	4,100.1

Gas Transmission and Storage Operations
Unaffiliated	177.2	157.7	524.1	478.7
Intersegment	44.5	43.6	149.0	149.9

Total	221.7	201.3	673.1	628.6

Electric Operations
Unaffiliated	321.6	380.4	906.5	1,054.3
Intersegment	0.2	0.2	0.6	0.6

Total	321.8	380.6	907.1	1,054.9

Other Operations (a)
Unaffiliated	1.5	18.1	3.0	76.1
Intersegment	1.0	1.1	3.2	3.3

Total	2.5	19.2	6.2	79.4

Adjustments and eliminations	(45.4)	(40.7)	(151.9)	(144.4)

Consolidated Revenues	$884.8	$1,183.6	$4,331.5	$5,718.6

Operating Income (Loss)
Gas Distribution Operations	$(33.9)	$(55.9)	$213.2	$189.0
Gas Transmission and Storage Operations	99.9	82.3	272.4	265.0
Electric Operations	43.5	81.4	83.8	170.5
Other Operations	(5.3)	(1.3)	(8.1)	(4.7)
Corporate	(4.6)	(0.9)	(9.3)	(6.5)

Consolidated Operating Income	$99.6	$105.6	$552.0	$613.3

(a)	Other Operations gross revenues in 2008 included gas marketing activities to three municipalities in the United States associated with Columbia Energy Services. Obligations under these contracts were completed by December 2008.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
19.     Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008:

Nine Months Ended September 30, (in millions)	2009	2008

Supplemental Disclosures of Cash Flow Information
Non-cash transactions
Changes in accrued plant in service and other items	$(10.1)	$32.8
Change in equity investments related to unrealized gains (losses)	25.6	-
Schedule of interest and income taxes paid
Cash paid for interest	325.9	290.2
Interest capitalized	2.7	18.2
Cash paid for income taxes	-	40.0

20.     Subsequent Events
On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originated, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, was party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sold an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On October 1, 2009, CORC and Commerzbank AG (successor to Dresdner Bank AG) terminated their agreement, while Columbia of Ohio and CORC concurrently terminated their agreement. In conjunction with the termination of the sales agreement on October 1, 2009, Columbia of Ohio made a payment of $67.8 million to Commerzbank AG in exchange for rights in the receivables held by Commerzbank AG.
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $275 million.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originated, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, was party to an agreement with Citibank, N.A. under the terms of which it sold an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On May 20, 2009, NRC and Citibank, North America, Inc., terminated their agreement while Northern Indiana and NRC concurrently terminated their agreement.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million.
On October 26, 2009, Columbia Gas of Kentucky received approval from the Kentucky Public Service Commission of a unanimous rate case settlement. The settlement provides for an overall annual increase in revenues of approximately $6 million or 3.7 percent, while authorizing an increase to the monthly customer charge, the implementation of an accelerated main replacement program rider, and the introduction of a residential energy efficiency program.

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
For the nine months ended September 30, 2009, NiSource reported income from continuing operations of $141.3 million, or $0.52 per basic share, a decrease of $98.1 million, or $0.35 per basic share reported for the same period in 2008.
Decreases in income from continuing operations were due primarily to the following items:
•
Employee and administrative expenses increased $80.5 million across NiSource’s business segments resulting from increased pension expense of approximately $62.6 million, net of the deferral of $8.1 million of pension cost for Columbia of Ohio’s recent PUCO Order described further below. The increase in pension expense for 2009 is primarily due to a $797.7 million reduction in pension plan assets in 2008. Pension plan assets declined

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
as a result of a 30.3% negative return on assets for the year due to the overall market decline and benefit payments of $165.9 million made during 2008.
•
Electric Operations net revenues were $42.1 million lower primarily due to lower industrial usage and off-system sales and the impact of cooler weather. Industrial volumes are down approximately 22% in the first nine months of 2009 when compared to the same 2008 period.

•
NiSource’s Gas Transmission and Storage Operations segment recorded $20.0 million in restructuring charges, primarily in the first quarter of 2009, and Northern Indiana recorded a $4.6 million restructuring charge in the third quarter of 2009, impacting Gas Distribution Operations by $1.4 million and Electric Operations by $3.2 million.

•
Interest expense increased $21.3 million primarily due to incremental interest expense associated with the issuance of $700 million of long-term debt in May of 2008, $600 million of long-term debt in March of 2009 and a $385 million two-year term loan issued in April of 2009, partially offset by the open market debt repurchase of $100 million in January 2009, the $250.6 million tender offer debt repurchase in April 2009 and lower short-term interest rates.

•	Other, net decreased $22.4 million as a result of lower interest income.
Decreases in income from continuing operations were partially offset due to the following items:
•	Gas Distribution Operations’ net revenues increased by $82.5 million due primarily to increased revenues of $82.3 million from regulatory initiatives including impacts from rate proceedings.

•
Gas Transmission and Storage Operations’ net revenues increased by $44.5 million due primarily to increases in firm capacity reservation fees principally from growth projects such as the Eastern Market Expansion, the Ohio Storage Expansion and new Appalachian supply contracts, increases in shorter-term transportation and storage services, and mineral rights leasing.

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
Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008. The case-in-chief was originally filed on August 29, 2008, and amended on December 19, 2008 after the Sugar Creek facility was successfully dispatched into MISO. The filing requested an increase in base rates calculated to produce additional annual gross margin of $85.7 million. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Field hearings to record customer testimonies were held on March 3, 2009 and July 15, 2009. The OUCC and intervenors filed their cases-in-chief on May 8, 2009. Northern Indiana filed its rebuttal testimony on June 26, 2009. Northern Indiana made several minor changes to its revenue requirement, and, as a result the margin

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
requirement in the proposed order filing is $8 million less than the original request. The hearings concluded on August 6, 2009, and the briefing schedule will conclude on January 12, 2010. The case is expected to be resolved with new electric rates effective during early 2010.
Northern Indiana anticipates filing another electric base rate case during 2010. Among other things, the filing is expected to include the effect of increased pension expense, as well as demand levels based on more recent operating experience.
Northern Indiana currently has plans underway for the filing of a gas rate case, the first since 1987. The filing is expected to be made in 2010, with new rates anticipated to be effective in late 2010 or early 2011.
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances shall not accrue carrying charges and Columbia of Ohio shall not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years. The amount deferred will be approximately $13.0 million for 2009, of which $9.8 million has been included in the third quarter of 2009 results.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts Department of Public Utilities, requesting an increase of $34.2 million. In its initial filing, Bay State is seeking revenue decoupling, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. This matter is currently pending and is expected to be resolved with new rates taking effect in the fourth quarter 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky is seeking enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. A settlement agreement has been reached with all parties which was presented in a hearing before the Kentucky PSC on September 18, 2009. On October 26, 2009, the Kentucky PSC approved the settlement agreement as filed, with new rates taking effect on October 27, 2009. Refer to Note 20, “Subsequent Events,” in the Notes to the Condensed Consolidated Financial Statements for more information.
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
Appalachian Expansion Project. On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project included building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project added 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is complete and the project was placed in service on July 1, 2009.
Eastern Market Expansion Project. On January 14, 2008, the FERC issued an order which granted a certificate to construct the project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The Eastern Market Expansion added 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is complete and was placed in service April 1, 2009.
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of daily deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion was available beginning May 2009 and the remainder is expected to be available by the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis, with the FERC authorized market-based rates for these services.
Easton Compressor Station Project. On March 30, 2009, Columbia Transmission announced a binding open season for capacity into premium East Coast markets resulting from modifications made to the company’s Easton Compressor Station. The modifications will increase delivery capacity from the Wagoner interconnection point between the Columbia Transmission and Millennium pipeline systems. Through the open season, which closed on April 3, 2009, Columbia Transmission received 30,000 Dth per day of binding bids. Construction is under way and service is expected to commence in the fourth quarter of 2009.
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
Cobb Compressor Station Expansion Project. Shippers have also executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Expansion is expected to be in service by the second quarter of 2010.
Majorsville, PA Project. The Gas Transmission and Storage Operations segment is pursuing the development of three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus gas production for downstream transmission on the Columbia Gas Transmission system. The gathered production will be delivered to a new natural gas processing plant to be owned and operated by Markwest in the Majorsville area. Precedent Agreements have been executed by anchor shippers and the remaining available capacity will be the subject of separate binding open seasons in the fourth quarter of 2009.
Financial Management of the Balance Sheet
NiSource has been closely monitoring developments relative to the financial crisis and has executed on its plan to effectively manage through this period. During the past several months, NiSource has successfully executed against its financing and liquidity plan through the following actions:
•
On June 25, 2009, Columbia of Virginia received approval from the VSCC for the issuance of long-term debt of up to $75 million of either external long-term debt or long-term inter-company notes. Northern Indiana is also seeking to amend its financing petition with the IURC to allow for the issuance of $120 million of either external long-term debt or long-term inter-company notes.

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

On October 23, 2009 new accounts receivable agreements were executed at Columbia of Ohio and Northern Indiana. During the fourth quarter of 2009, NiSource also expects Columbia of Pennsylvania to file a petition to add an accounts receivable securitization facility. Total combined capacity of these facilities is expected to be approximately $550 million at peak heating season.
NiSource’s liquidity position was significantly strengthened during the third quarter as the result of a change in tax method regarding certain electric and gas utility repair costs. The change provides significant additional liquidity in the form of income tax refunds of approximately $295 million associated with taxes paid in prior years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
In light of the change in tax method, NiSource estimates that its remaining financing requirements through 2010 can be met through the issuance of approximately $120 million in debt related to the Northern Indiana Sugar Creek generating facility. In addition, the company retains the option of conducting additional financing at the corporate level to meet its 2010 financing needs. The ultimate timing and structure of the company’s financing activities will be determined based on prevailing market conditions.
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
Process and Expense Management
During the first quarter of 2009, NiSource began an organizational restructuring initiative, beginning with Gas Transmission and Storage Operations, in response to the decline in overall economic conditions.
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment will continue to take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first nine months of 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $20.0 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs. Management currently anticipates approximately 350 employees will be impacted. As of September 30, 2009, 305 employees had been severed from employment, of which 51 were severed in the third quarter of 2009. NiSource expects this phase of restructuring to be substantially complete by the end of 2009.
In September 2009, NiSource announced the restructuring of Northern Indiana, which aims to redefine business and operations strategies and achieve cost reductions, and impacts both Electric Operations and Gas Distribution Operations. During the third quarter of 2009, NiSource recorded a pre-tax restructuring charge related to this initiative of $4.6 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. NiSource expects this phase of restructuring to be substantially complete by the end of 2009.
In the second quarter of 2009, Northern Indiana and representatives of the United Steelworkers union reached five-year collective bargaining agreements covering approximately 1,900 Northern Indiana employees. The parties’ new labor agreements are scheduled to expire May 31, 2014.
2009 Earnings Outlook
NiSource currently expects income from continuing operations for 2009 to fall within a range of $0.80 to $0.90 per basic share. This expectation takes into account restructuring charges of approximately $25 million and the impact from unfavorable weather that occurred during the first nine months of 2009. A higher effective tax rate and other changes discussed within the Management Discussion and Analysis are also considered in this revised earnings outlook. Many factors could effect this estimate, including those items discussed in the sections captioned “Note regarding forward-looking statements” and “Risk Factors” in both this report and in NiSource’s 2008 Form 10-K filed February 27, 2009.
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
Refer to “Controls and Procedures” included in Item 4.
Results of Operations
Quarter Ended September 30, 2009
Net Income
NiSource reported a net loss of $15.4 million, or $0.05 loss per basic share, for the three months ended September 30, 2009, compared to net income of $20.0 million, or $0.08 per basic share, for the third quarter 2008. The loss from continuing operations was $9.7 million, or $0.03 loss per basic share, for the three months ended September 30, 2009, compared to income of $31.1 million, or $0.11 per basic share, for the third quarter 2008. Operating income was $99.6 million, a decrease of $6.0 million from the same period in 2008. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2009 were 275.4 million compared to 274.0 million at September 30, 2008.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2009, were $657.5 million, a $44.1 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Distribution Operations’ net revenues of $43.1 million and increased Gas Transmission and Storage Operations’ net revenues of $20.4 million, partially offset by lower Electric Operations’ net revenues of $15.2 million. Gas Distribution Operations’ net revenues increased due to increased revenues of $34.7 million from regulatory initiatives including impacts from rate proceedings, and increased usage from residential and commercial customers. Within Gas Transmission and Storage Operations, net revenues increased primarily due to increases in mineral rights leasing of $9.0 million, firm capacity reservation fees of $8.3 million and shorter-term transportation and storage services of $6.4 million. The increase in firm capacity reservation fees was the result of growth projects such as the Eastern Market Expansion, the Ohio Storage Expansion and new Appalachian supply contracts. Electric Operations’ net revenues decreased due primarily to the impact of cooler weather amounting to approximately $16 million, lower commercial and industrial usage of $4.2 million and lower capacity and energy sales into the PJM Interconnection.
Expenses
Operating expenses for the third quarter 2009 were $563.7 million, an increase of $52.5 million from the 2008 period. This increase was mainly due to higher employee and administrative expenses of $40.8 million, which primarily resulted from higher benefits expense of $19.8 million and higher pension expense of approximately $13.4 million, net of deferring $8.1 million of pension costs per the regulatory Order that was granted to Columbia of Ohio in July 2009. Operating expenses also increased as a result of higher depreciation of $7.8 million, restructuring charges of $4.8 million, and an impairment charge of $4.4 million associated with NiSource NDC Douglas investment properties held and used. The increase in pension expense for 2009 is due to a $797.7 million reduction in pension plan assets in 2008 from a 30.3% negative return on assets for the year due to the overall market decline and benefit payments of $165.9 million made during 2008. The increase in benefits expense is due in part to a $12.7 million adjustment that decreased expense in the third quarter of 2008, which resulted from the misclassification of certain claims in 2007.
Other Income (Deductions)
Interest expense increased by $4.7 million primarily due to incremental interest expense associated with the issuance of $600 million of long-term debt in March of 2009 and a $385 million two-year term loan issued in April of 2009,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
partially offset by the open market debt repurchase of $100 million in January 2009, the $250.6 million tender offer debt repurchase in April 2009 and lower short-term interest rates. Other, net was income of $2.3 million compared to income of $20.5 million for the third quarter of 2008 primarily due to the sale of an investment in 2008 and lower interest income in 2009. On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million. JOF Transportation Company held 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.
Income Taxes
Income taxes for the third quarter of 2009 were $6.8 million on a pre-tax book loss of $2.9 million, compared to an income tax benefit of $5.1 million recorded on pre-tax book income of $26.0 million in the third quarter of 2008. Because NiSource recorded significant adjustments to income tax expense in both the third quarter of 2009 and the third quarter of 2008, a discussion of third quarter effective tax rates is not meaningful. In the third quarter of 2009, NiSource recorded a charge to income tax expense of $7.6 million related to a change in tax method of accounting for capitalizing certain costs. In the third quarter of 2008, NiSource recorded a $13.5 million reduction in deferred income tax expense to reflect changes in the Commonwealth of Massachusetts state income tax laws. Refer to Note 12, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements for more detail about third quarter income tax adjustments. Absent the adjustments discussed above, NiSource’s effective tax rates for the third quarter of 2009 and third quarter of 2008 would have been 27.6% and 32.3%, respectively.
Discontinued Operations
Discontinued operations reflected income of $0.5 million in the third quarter of 2009, compared to a loss of $5.8 million in the third quarter of 2008. Income for 2009 is primarily attributable to NiSource’s unregulated natural gas marketing business. The loss in 2008 is primarily attributable to an adjustment to the reserve for the Tawney litigation. The $6.2 million after-tax loss on the disposition of discontinued operations in the third quarter of 2009 related to NiSource’s decision to sell certain NDC properties and an adjustment related to negotiations to sell its unregulated natural gas marketing business. In the third quarter of 2008, NiSource recorded an estimated after-tax loss adjustment of $5.3 million primarily for the disposition of Northern Utilities, Granite State Gas and Whiting Clean Energy.
Results of Operations
Nine Months Ended September 30, 2009
Net Income
NiSource reported net income of $128.2 million, or $0.47 per basic share, for the nine months ended September 30, 2009, compared to a net loss of $83.0 million, or $0.30 loss per basic share, for the first nine months of 2008. Income from continuing operations was $141.3 million, or $0.52 per basic share, for the nine months ended September 30, 2009, compared to $239.4 million, or $0.87 per basic share, for the comparable 2008 period. Operating income was $552.0 million, a decrease of $61.3 million from the same period in 2008. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2009 were 274.8 million compared to 274.0 million at September 30, 2008.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2009, were $2,391.1 million, a $76.5 million increase from the same period last year. Net revenues increased primarily due to increased Gas Distribution Operations’ net revenues of $82.5 million and increased Gas Transmission and Storage Operations’ net revenues of $44.5 million, partially offset by lower Electric Operations’ net revenues of $42.1 million. Gas Distribution Operations’ net revenues increased due to increased revenues of $82.3 million from regulatory initiatives including impacts from rate proceedings, increased net regulatory and tax trackers of $10.9 million offset in expense and colder weather of approximately $6 million, partially offset by decreased customer

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
usage of $13.1 million and a $10.3 million decrease in off-system sales. Within Gas Transmission and Storage Operations, net revenues increased due to increases in firm capacity reservation fees of $21.8 million, shorter-term transportation and storage services of $12.2 million and mineral rights leasing of $11.8 million. The increase in firm capacity reservation fees was the result of growth projects such as the Eastern Market Expansion, the Ohio Storage Expansion and new Appalachian supply contracts. Electric Operations’ net revenues decreased due to lower industrial usage of $23.9 million, which was significantly impacted by steel and steel-related companies, $19.2 million of lower off-system sales, the impact of cooler weather of approximately $17 million and lower capacity and energy sales into the PJM Interconnection, partially offset by lower non-recoverable purchased power of $9.8 million and increased residential usage of $7.5 million. The major steel company customers operated at full capacity for the first half of 2008. Production decreased sharply in October 2008, bottoming near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers.
Expenses
Operating expenses for the first nine months of 2009 were $1,848.7 million, an increase of $140.4 million from the comparable 2008 period. This increase was mainly due to higher employee and administrative expenses of $80.5 million, which primarily resulted from higher pension expense of $62.6 million, net of deferring $8.1 million of pension costs per the regulatory Order that was granted to Columbia of Ohio in July 2009, and higher benefits expense of $15.9 million. Operating expenses also increased as a result of restructuring charges of $24.6 million, higher depreciation of $16.3 million, $7.6 million in increased legal reserves, $5.2 million in capacity lease costs, $4.7 million of higher electric generation costs and a $4.4 million impairment associated with NiSource NDC Douglas investment properties. The increase in benefits expense is due in part to a $12.7 million adjustment that decreased expense in the third quarter of 2008, which resulted from the misclassification of certain claims in 2007.
Other Income (Deductions)
Interest expense increased by $21.3 million primarily due to incremental interest expense associated with the issuance of $700 million of long-term debt in May 2008, the issuance of $600 million of long-term debt in March of 2009 and a $385 million two-year term loan issued in April of 2009, partially offset by the open market debt repurchase of $100 million in January 2009, the $250.6 million tender offer debt repurchase in April 2009 and lower short-term interest rates. Other, net was a loss of $2.3 million compared to income of $20.1 million for the first nine months of 2008 primarily due to the sale of an investment in 2008 and lower interest income in 2009. On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million. JOF Transportation Company held 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.
Income Taxes
Income tax expense for the first nine months of 2009 was $110.5 million, a decrease of $4.4 million compared to the first nine months of 2008. This decrease was due primarily to lower pretax book income, partially offset by a higher effective tax rate. The effective tax rate for the first nine months of 2009 was 43.9% compared to 32.4% for the comparable period last year. These effective tax rates differ from the federal tax rate of 35% due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199. The effective tax rate was higher in 2009 primarily due to a $7.6 million charge to income tax expense recorded in the third quarter of 2009 related to NiSource’s change in tax method of accounting for capitalizing certain costs and a $4.1 million increase in deferred state income taxes related to the transfer of unregulated natural gas marketing business assets and liabilities to assets and liabilities of discontinued operations recorded in the second quarter of 2009, an increase in tax expense related to AFUDC-Equity and by an increase in tax expense due to certain non-deductible expenses. Nine months ended September 2008 income tax expense was reduced by the impact of the Massachusetts law change discussed above.
Discontinued Operations
For the nine months ended September 30, 2009, NiSource recognized income of $2.1 million from discontinued operations compared to a loss of $218.2 million in the comparable 2008 period. Income for 2009 is primarily attributable to NiSource’s intent to sell its unregulated natural gas marketing business in 2009. The loss in 2008 is primarily attributable to an adjustment to the reserve for the Tawney litigation. In addition, in 2008, NiSource began accounting for the operations of Northern Utilities, Granite State Gas and Whiting Clean Energy as discontinued

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
operations. As such, net income of $3.2 million from continuing operations was classified to net income (loss) from discontinued operations for the nine months ended September 30, 2008. The $15.2 million after-tax loss on the disposition of discontinued operations for the nine months ended September 30, 2009, is primarily related to NiSource’s decision to sell its unregulated natural gas marketing business. For the nine months ended September 30, 2008, NiSource recorded an estimated after-tax loss of $104.0 million primarily for the dispositions of Northern Utilities, Granite State Gas and Whiting Clean Energy.
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
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2009 was $1,120.2 million, an increase of $869.9 million compared to the first nine months of 2008. During the first nine months of 2009, gas prices dropped dramatically resulting in a $589.4 million over-recovery of gas cost, while during the same period last year gas prices increased resulting in a $165.3 million under recovery of gas costs. This same gas pricing scenario resulted in less working capital used to replace the gas inventory. During the first nine months of 2009, increases in gas inventory required working capital of $22.9 million compared to $248.0 million during the first nine months of 2008.
Income Tax Refunds. In the third quarter of 2009, NiSource filed its consolidated federal income tax return reflecting a tax loss of $1.0 billion primarily as a result of its change in method of accounting related to capitalizing certain costs. The tax loss has been carried back and applied against NiSource’s 2006 and 2007 federal and various state income tax liabilities. As a result, NiSource recorded federal and state income tax receivables of $295.7 million in the third quarter of 2009. In October 2009, $263.5 million of these refunds were received. The balance of the refunds is expected to be received in the fourth quarter of 2009 and beyond.
Tawney Settlement. NiSource’s share of the settlement liability is up to $338.8 million. As of September 30, 2009, NiSource has contributed $208.2 million into the qualified settlement fund, $25 million of which was paid in 2008. NiSource has since contributed an additional $27.7 million. NiSource provided a letter of credit to secure the unpaid portion of the settlement. As of September 30, 2009, $131.2 million of the associated letter of credit remains outstanding. NiSource will be required to make additional payments, pursuant to the approved settlement, upon notice from the Class Administrator. Refer to Part II, Item 1, “Legal Proceedings,” for additional information.
Pension and Other Postretirement Plan Funding. NiSource expects to make contributions of approximately $104.2 million to its pension plans and approximately $52.9 million to its postretirement medical and life plans in 2009, which could change depending on market conditions. Through September 30, 2009, NiSource has contributed $102.4 million to its pension plans and $41.2 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the nine months ended September 30, 2009 were $585.7 million, compared to $707.5 million for the first nine months of 2008. NiSource continues to project capital expenditures for the year to be approximately $800 million.
Restricted cash was $64.5 million and $79.9 million as of September 30, 2009 and December 31, 2008, respectively. The decrease in restricted cash was due primarily to the change in forward gas prices which resulted in decreased net margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource received insurance proceeds for capital repairs of $61.4 million and $28.1 million for the first nine months of 2009 and 2008, respectively, related to hurricanes and other incidences.
NiSource contributed $26.4 million to Millennium for the nine months ended September 30, 2009.
Financing Activities
Long-term Debt. NiSource’s 2009 financing requirement includes the refinancing of outstanding debt scheduled to mature in November 2009, as well as payments associated with the Tawney settlement. During the first nine months of 2009, NiSource has successfully executed against its previously announced financing and liquidity plan through the following activities:
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

In addition to the items listed above, Columbia of Virginia on June 25, 2009 received approval from the VSCC for the issuance of long-term debt of up to $75 million of either external long-term debt or long-term inter-company notes. Northern Indiana is also seeking to amend its financing petition with the IURC to allow for the issuance of $120 million of either external long-term debt or long-term inter-company notes.
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
Northern Indiana reflected the Jasper County Pollution Control Bonds held in treasury as an offset to long-term debt within the Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2008 and June 30, 2008 upon repurchase and the debt was considered extinguished. As such, unamortized debt expense of $4.6 million previously recorded under deferred charges and other was reclassified to a regulatory asset. The Consolidated Balance Sheet as of December 31, 2008 reflects the reissuance of the long-term debt. The repurchase of these bonds are included under, “Financing Activities,” in the Condensed Statement of Consolidated Cash Flow (unaudited).
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
NiSource Finance had $200 million outstanding credit facility borrowings at September 30, 2009, at a weighted average interest rate of 0.69% and had borrowings of $1,163.5 million at December 31, 2008, at a weighted average interest rate of 1.09%.
As of September 30, 2009 and December 31, 2008, NiSource Finance had $152.4 million and $87.3 million of stand-by letters of credit outstanding, respectively. A letter of credit of $254 million was issued on January 13, 2009 to cover payments related to the Tawney settlement, of which $131.2 million remains outstanding as of September 30, 2009.
As of September 30, 2009, an aggregate of $1,150.4 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables. On May 14, 2004, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originated, to CORC, a wholly-owned subsidiary of Columbia of Ohio. CORC, in turn, was party to an agreement with Dresdner Bank AG, also dated May 14, 2004, under the terms of which it sold an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On October 1, 2009, CORC and Commerzbank AG (successor to Dresdner Bank AG) terminated their agreement, while Columbia of Ohio and CORC concurrently terminated their agreement. In conjunction with the termination of the sales agreement on October 1, 2009, Columbia of Ohio made a payment of $67.8 million to Commerzbank AG in exchange for rights in the receivables held by Commerzbank AG.
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $275 million.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originated, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, was party to an agreement with Citibank, N.A. under the terms of which it sold an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On May 20, 2009, NRC and Citibank, North America, Inc., terminated their agreement while Northern Indiana and NRC concurrently terminated their agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million.
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
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $25 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Contractual Obligations. In the third quarter of 2009, NiSource added $122.2 million to its liability for unrecognized tax benefits for Uncertain Tax Positions, of which NiSource will receive $1.1 million in refunds. The remaining $121.1 million for unrecognized tax benefits in filed returns is offset by outstanding receivables and net operating loss carryforwards. As of September 30, 2009, NiSource has $5.1 million of estimated federal and state income tax liabilities, including interest, recorded on its books. If or when such amounts may be settled is uncertain and cannot be estimated at this time. NiSource does not anticipate any significant additional changes to its liability for unrecognized tax benefits over the next twelve months.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loan and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.8 million and $14.8 million for the quarter and nine months ended September 30, 2009, respectively, and $6.2 million and $17.8 million for the quarter and nine months ended September 30, 2008, respectively.
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
Fair Value Measurement
NiSource measures its financial assets and liabilities at fair value. The level of the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. NiSource’s financial assets and liabilities include price risk assets and liabilities, available-for-sale securities and a deferred compensation plan obligation.
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
Refer to Note 9, “Fair Value Disclosures,” in the Notes to the Condensed Consolidated Financial Statements for additional information on NiSource’s fair value measurements.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.3 million and $0.1 million for the third quarter of 2009, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
Refer to “Critical Accounting Policies” included in this Item 7 and Note 8, “Risk Management Activities,” in the Notes to Condensed Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $452.5 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
NiSource has purchase and sales agreement guarantees totaling $250.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets.

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
Other Information
Critical Accounting Policies
Goodwill. NiSource’s goodwill assets at September 30, 2009 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. The goodwill balance also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2009. The goodwill test utilized both an income approach and a market approach. In performing the goodwill test, NiSource made certain required key assumptions, such as long-term growth rates, discount rates and fair market values.
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
Although there was no goodwill asset impairment as of June 30, 2009, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if NiSource’s market capitalization continues to stay below book value for an extended period of time. No impairment triggers were identified in the third quarter of 2009.
Refer to Note 11, “Goodwill Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information concerning NiSource’s annual goodwill test.
Recently Adopted Accounting Pronouncements
FASB ASC Topic 105 – Generally Accepted Accounting Principles. In June 2009, the FASB issued this topic to address the new authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all previously-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. Following adoption of the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; rather, it will issue Accounting Standards Updates. This topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This topic does not change GAAP and will not have a material impact on NiSource. In accordance with this topic, all references in this document now refer to the ASC.
FASB ASC Topic 855 – Subsequent Events. In May 2009, the FASB amended and expanded the disclosure requirements related to this topic. The amended and expanded disclosure requirements do not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for purposes of disclosure and accounting recognition. The amended

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
and expanded disclosure requirements were effective for financial statements issued after June 15, 2009. The adoption of the amended and disclosure requirements on April 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
FASB ASC Topic 815 – Derivatives and Hedging. In March 2008, the FASB amended and expanded the disclosure requirements related to this topic with the intent to provide users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. The amended and expanded disclosure requirements were effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application was encouraged. NiSource adopted the amended and expanded disclosure requirements on January 1, 2009. Refer to Note 8, “Risk Management Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
FASB ASC Topic 810 – Consolidation. In December 2007, the FASB amended this topic to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding non-controlling ownership interests in a business and for the deconsolidation of a subsidiary. The amended consolidation requirements were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption was prohibited. The adoption of the amended consolidation requirements on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
FASB ASC Topic 820 – Fair Value Measurements and Disclosures. In September 2006, the FASB amended this topic to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Fair value should be based on the assumptions market participants would use when pricing the asset or liability. The adoption of the amended fair value measurements and disclosures did not have an impact on NiSource’s January 1, 2008 balance of retained earnings.
In February 2008, the FASB delayed the effective date of this topic for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.
In October 2008, the FASB clarified the application of this topic in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The clarification was effective upon issuance, including prior periods for which financial statements have not been issued.
In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The additional guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted the additional guidance on April 1, 2009.
Refer to Note 9, “Fair Value Disclosures,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
FASB ASC Topic 805 – Business Combinations. In December 2007, the FASB amended this topic to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This amendment was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption was prohibited. The adoption of the amendment on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
In April 2009, the FASB addressed application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The additional guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
FASB ASC Topic 860 – Transfers and Servicing; FASB ASC 810 – Consolidation. In December 2008, the FASB amended this topic to require public entities to provide additional disclosures about transfers of financial assets and to provide additional disclosures related to an entity’s involvement with variable interest entities. The amendments were effective for the first reporting period ending after December 15, 2008, with early application encouraged. The adoption of the amendments on January 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited). Refer to Note 10, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
FASB ASC Topic 320 – Investments. In April 2009, the FASB amended the other-than-temporary impairment guidance in this topic for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The amendment was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of the amendment on April 1, 2009 did not have a material impact on the Condensed Consolidated Financial Statements (unaudited).
FASB ASC Topic 825 – Financial Instruments. In April 2009, the FASB amended this topic to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The amendment was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted the amendment on April 1, 2009. As the amendment provides only disclosure requirements, the application of this standard did not have a material impact on the Condensed Consolidated Financial Statements (unaudited). Refer to Note 9, “Fair Value Disclosures,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
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
SFAS No. 166 – Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. In June 2009, the FASB issued SFAS No. 166 to amend the derecognition guidance in Statement 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. NiSource is currently reviewing the accounting and additional disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). This Statement may require sales of accounts receivable, under the accounts receivable program discussed in Note 10, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) to be recorded as debt on the Consolidated Balance Sheets effective January 1, 2010.
FASB ASC Topic 715 – Compensation – Retirement Benefits. In December 2008, the FASB amended this topic to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
plan. The amendment is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. NiSource is currently reviewing the provisions of this topic to determine the impact on its disclosures within the Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into four primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, Electric Operations, and Other Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in millions)	2009		2008		2009		2008

Net Revenues
Sales Revenues	$384.2		$623.2		$2,897.0		$4,100.1
Less: Cost of gas sold (excluding depreciation and amortization)	154.5		436.6		1,744.9		3,030.5

Net Revenues	229.7		186.6		1,152.1		1,069.6

Operating Expenses
Operation and maintenance	174.7		158.9		631.4		581.4
Depreciation and amortization	62.9		56.9		186.2		171.2
Other taxes	26.0		26.7		121.3		128.0

Total Operating Expenses	263.6		242.5		938.9		880.6

Operating Income (Loss)	$(33.9)		$(55.9)		$213.2		$189.0

Revenues ($ in Millions)
Residential	198.8		271.2		1,951.9		2,190.7
Commercial	64.7		108.0		675.5		778.0
Industrial	36.2		57.6		180.3		229.0
Off System	51.8		172.9		183.1		782.8
Other	32.7		13.5		(93.8)		119.6

Total	384.2		623.2		2,897.0		4,100.1

Sales and Transportation (MMDth)
Residential	16.5		15.3		181.7		186.4
Commercial	16.9		16.7		118.3		121.2
Industrial	75.6		92.3		246.2		284.8
Off System	14.6		16.6		44.7		77.0
Other	0.1		0.1		0.6		0.8

Total	123.7		141.0		591.5		670.2

Heating Degree Days	69		46		3,593		3,587
Normal Heating Degree Days	88		88		3,596		3,627
% Colder (Warmer) than Normal	(22%	)	(48%	)	(0%	)	(1%	)

Customers
Residential					2,972,887		2,969,166
Commercial					273,515		274,383
Industrial					7,822		7,991
Other					80		72

Total					3,254,304		3,251,612

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
Regulatory Matters
Significant Rate Developments. Northern Indiana currently has plans underway for the filing of a gas rate case, the first since 1987. The filing is expected to be made in 2010, with new rates anticipated to be effective in late 2010 or early 2011.
Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008, and a settlement agreement was filed on October 24, 2008. In the base rate case, Columbia of Ohio sought recovery of increased infrastructure rehabilitation costs, as well as the stabilization of revenues and cost recovery through rate design. The agreement included an annual revenue increase of $47.1 million, and also provides for recovery of costs associated with Columbia of Ohio’s infrastructure rehabilitation program. On December 3, 2008, the PUCO approved the settlement agreement in all material respects, and approved Columbia of Ohio’s proposed rate design, with new rates taking effect December 3, 2008.
On January 15, 2009, Columbia of Ohio filed an application with the PUCO requesting authority to increase Columbia of Ohio’s PIPP rider rate in order to collect $82.2 million in PIPP arrearages over a period of three years, in addition to the projected level of arrearages expected to occur during each of the succeeding twelve-month periods. On March 3, 2009, Columbia of Ohio’s proposal was approved and became effective.
On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction will replace Columbia’s current GCR mechanism for providing commodity gas supplies to its sales customers. Columbia will conduct two consecutive one-year long standard service offer auction periods starting April 2010 and April 2011. Through those auctions, Columbia will obtain commodity gas supplies from alternative suppliers and will pass the auction price of that gas on to its customers. A stipulation resolving all issues in the case was filed on October 7, 2009. The matter is currently pending.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the PPUC seeking recovery of costs associated with its significant infrastructure rehabilitation program, as well as stabilization of revenues through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement and on October 23, 2008, the PPUC issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million. New rates went into effect October 28, 2008.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts Department of Public Utilities, requesting an increase of $34.2 million. In its initial filing, Bay State is seeking revenue decoupling, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. This matter is currently pending and is expected to be resolved with new rates taking effect in the fourth quarter 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky is seeking enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the rehabilitation of the company’s infrastructure. A settlement agreement has been reached with all parties which was presented in a hearing before the Kentucky PSC on September 18, 2009. On October 26, 2009, the Kentucky PSC approved the settlement agreement as filed, with new rates taking effect on October 27, 2009. Refer to Note 20, “Subsequent Events,” in the Notes to the Condensed Consolidated Financial Statements for more information.
On June 8, 2009, Columbia of Virginia filed an Application with the VSCC for approval of a CARE Plan for a three-year period beginning January 1, 2010. The CARE Plan includes incentives for residential and small general service customers to actively pursue conservation and energy efficiency measures, a surcharge designed to recover

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
the costs of such measures on a real-time basis, and a performance-based incentive for the delivery of conservation and energy efficiency benefits. The CARE Plan also includes a rate decoupling mechanism designed to mitigate the impact of declining customer usage. On October 28, 2009, Columbia of Virginia and other parties to the proceeding presented a unanimous settlement to the Hearing Examiner, which would provide for approval of the CARE Plan Application with modifications. The matter is currently pending a recommendation by the Examiner and final action by the VSCC, both of which are anticipated to occur before the end of the year.
On November 24, 2008, Northern Indiana filed Supplemental Testimony in its annual gas recovery proceeding seeking a cost recovery mechanism for system UAFG based on a four-year average effective August 2008. The OUCC, the NIPSCO Industrial Group and LaPorte County intervened in this proceeding. The OUCC sponsored testimony opposing recovery of UAFG in the gas cost proceeding and recommending an adjustment of $4.1 million to reflect a higher UAFG level for the entire GCA 10 period (August 2007 — July 2008.) The NIPSCO Industrial Group recommended that Northern Indiana reduce its transportation service retainage to be consistent with Northern Indiana’s calculation of actual UAFG. Evidentiary hearings were held on April 20 and 21, 2009. On October 21, 2009, the IURC issued an Order in this proceeding. The Order rejected the use of a four-year average to compute UAFG, and requires Northern Indiana to refund $4.1 million to customers in its next quarterly GCA, calculated based on the UAFG for the GCA-10 twelve-month period ended July 2008. The order also recommends that Northern Indiana perform a study within twelve months to determine if a tariff change is necessary to adjust the transportation service retainage, but did not mandate a change in the tariff. A reserve has been provided for the full amount of the refund, which will be returned to customers beginning in March 2010.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufactures Substitute Natural Gas from coal. The Indiana Finance Authority received one bid, Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. It is expected that all Indiana gas utilities including Northern Indiana will be delivering a portion of Substitute Natural Gas from this facility. The IURC must approve the final contract.
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
Certain operating costs of the NiSource distribution companies are significant, recurring in nature, and generally outside the control of the distribution companies. Some states allow the recovery of such costs via cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for the distribution companies to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include GCR adjustment mechanisms, tax riders, and bad debt recovery mechanisms.
Comparability of Gas Distribution Operations line item operating results is impacted by these regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Increases in the expenses that are the subject of trackers result in a corresponding increase in net revenues and therefore have essentially no impact on total operating income results.
Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. On February 27, 2009, Columbia of Ohio filed an application to adjust its Infrastructure Replacement Program Rider to recover costs for risers and accelerated main replacements. On June 24, 2009, the PUCO approved a stipulation allowing Columbia of Ohio to implement the new rider rate on July 1, 2009, resulting in an annual revenue increase of approximately $14 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances shall not accrue carrying charges and Columbia of Ohio shall not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years. The amount deferred will be approximately $13.0 million for 2009, of which $9.8 million has been included in the third quarter of 2009 results.
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
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of September 30, 2009, a reserve has been recorded to cover probable environmental response actions. Refer to Note 16-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
In September 2009 NiSource announced the restructuring of Northern Indiana which aims to redefine business and operations strategies and achieve cost reductions. During the third quarter of 2009, NiSource recorded a pre-tax restructuring charge related to this initiative of $4.6 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. Of the $4.6 million restructuring charge, approximately $1.4 million was recorded to Gas Distribution Operations. NiSource expects this phase of restructuring to be substantially complete by the end of 2009. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding restructuring initiatives.
Weather
In general, NiSource calculates the weather related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. Normal is evaluated using heating degree days across the NiSource distribution region. While the temperature base for measuring heating degree-days (i.e. the estimated average daily temperature at which heating load begins) varies slightly across the region, the NiSource composite measurement is based on 65 degrees. NiSource composite heating degree-days reported do not directly correlate to the weather related dollar impact on the results of Gas Distribution operations. Heating degree-days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather related dollar impacts on operations when there is not an apparent or significant change in the aggregated NiSource composite heating degree-day comparison.
Weather in the Gas Distribution Operation’s territories for the third quarter of 2009 was 22% warmer than normal and 50% colder than the third quarter in 2008.
Weather in the Gas Distribution Operation’s territories for the first nine months of 2009 was comparable to normal and comparable to the same period in 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Throughput
Total volumes sold and transported of 123.7 MMDth for the third quarter of 2009 decreased by 17.3 MMDth from the same period last year. This decrease in volume was primarily due to lower industrial usage due to the economy’s slowdown and lower off-system sales volumes resulting primarily from market conditions that presented fewer opportunities to sell gas to non-traditional customers.
Total volumes sold and transported of 591.5 MMDth for the first nine months of 2009 decreased 78.7 MMDth from the same period last year. This decrease in volume was primarily due to lower industrial usage due to the economy’s slowdown and lower off-system sales volumes resulting primarily from market conditions for the first nine months of 2009 that presented fewer opportunities to sell gas to non-traditional customers.
Net Revenues
Net revenues for the third quarter of 2009 were $229.7 million, an increase of $43.1 million from the same period in 2008, due primarily to increased revenues of $34.7 million from regulatory and service programs including impacts from rate cases at various utilities, and increased residential and commercial usage of approximately $6.3 million.
Net revenues for the nine months ended September 30, 2009 were $1,152.1million, an increase of $82.5 million from the same period in 2008, due primarily to increased revenues of $82.3 million from regulatory and service programs including impacts from rate cases at various utilities, increases in net regulatory and tax trackers of $10.9 million offset in expense and the impact of slightly colder weather of approximately $6 million, partially offset by decreased usage of approximately $13.1 million primarily from residential and industrial customers and a $10.3 decrease in off-system sales.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and nine months ended September 30, 2009 was a revenue increase of $3.9 million and decrease of $205.1 million, respectively, compared to a decrease of $15.4 million and increase of $6.3 million for the three months and nine ended September 30, 2008, respectively, primarily due to the significant decline in gas prices experienced over the past twelve months.
Operating Income
For the third quarter of 2009, Gas Distribution Operations reported an operating loss of $33.9 million compared to an operating loss of $55.9 million in the comparable 2008 period. The decrease in operating loss was primarily attributable to higher net revenues discussed above, partially offset by higher operating expenses of $21.1 million. Operating expenses increased due to higher employee and administrative costs, excluding pension, of $10.8 million, increased depreciation expense of $6.0 million and higher pension expense of $3.0 million, net of the $8.1 million deferral of pension costs for Columbia of Ohio.
For the first nine months of 2009, Gas Distribution Operations reported operating income of $213.2 million, an increase of $24.2 million for the same period in 2008. The increase in operating income was primarily attributable to higher net revenues discussed above, partially offset by increased operating expenses of $58.3 million. Operating expenses increased due to higher pension expense of $23.9 million, net of the $8.1 million deferral of pension costs for Columbia of Ohio, increased depreciation expense of $15.0 million, increases in net regulatory and tax trackers of $10.9 million that are offset in net revenues and $4.6 million of increased maintenance costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2009	2008	2009	2008

Operating Revenues
Transportation revenues	$163.0	$155.8	$517.3	$491.4
Storage revenues	49.0	44.6	142.4	134.7
Other revenues	9.7	0.9	13.4	2.5

Total Operating Revenues	221.7	201.3	673.1	628.6

Operating Expenses
Operation and maintenance	84.6	80.3	279.9	243.9
Depreciation and amortization	30.5	29.1	90.1	87.8
Loss (Gain) on sale of assets	-	0.1	(2.0)	(3.9)
Other taxes	12.5	12.9	42.3	42.8

Total Operating Expenses	127.6	122.4	410.3	370.6

Equity Earnings in Unconsolidated Affiliates	5.8	3.4	9.6	7.0

Operating Income	$99.9	$82.3	$272.4	$265.0

Throughput (MMDth)
Columbia Transmission	158.4	154.2	736.9	707.4
Columbia Gulf	184.5	223.9	692.3	696.0
Crossroads Gas Pipeline	11.4	8.4	28.8	27.5
Intrasegment eliminations	(114.5)	(128.7)	(441.4)	(398.0)

Total	239.8	257.8	1,016.6	1,032.9

NiSource’s Gas Transmission and Storage Operations segment consists of the operations of Columbia Transmission, Columbia Gulf, Crossroads Pipeline, and Central Kentucky Transmission. In total, NiSource owns a pipeline network of approximately 16 thousand miles extending from the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in 16 northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the Gas Transmission and Storage Operations segment operates one of the nation’s largest underground natural gas storage systems.
Millennium Pipeline Project
The Millennium pipeline was substantially completed in the fourth quarter of 2008 and the pipeline commenced service on December 22, 2008, with the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City market through its pipeline interconnections. Clean-up along the construction spreads was completed in the third quarter of 2009.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing for Millennium is expected to be completed when debt capital market conditions improve. As of September 30, 2009, Millennium owed $798.9 million under the interim bank credit agreement, which extends through August 2010. The Millennium partnership is currently comprised of interest from Columbia Transmission (47.5%), DTE Millennium Company (26.25%), and National Grid Millennium LLC (26.25%) with Columbia Transmission acting as operator. NiSource contributed $26.4 million to Millennium for the nine months ended September 30, 2009. Additional information on this guarantee is provided in Note 16-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited).

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
Appalachian Expansion Project
On August 22, 2008, the FERC issued an order to Columbia Transmission, which granted a certificate to construct the project. The project included building a new 9,470 hp compressor station in West Virginia. The Appalachian Expansion Project added 100,000 Dth per day of transportation capacity and is fully subscribed on a 15-year contracted firm basis. Construction is complete and the project was placed in service on July 1, 2009.
Eastern Market Expansion Project
On January 14, 2008, the FERC issued an order which granted a certificate to construct the project. The project allows Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities. The Eastern Market Expansion added 97,000 Dth per day of storage and transportation deliverability and is fully subscribed on a 15-year contracted firm basis. Construction of the facilities is complete and was placed in service April 1, 2009.
Ohio Storage Project
On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of daily deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion was available beginning May 2009 and the remainder is expected to be available by the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis, with the FERC authorized market-based rates for these services.
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
Cobb Compressor Station Expansion Project
Shippers have also executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Expansion is expected to be in service by the second quarter of 2010.
Majorsville, PA Project
The Gas Transmission and Storage Operations segment is pursuing the development of three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus gas production for downstream transmission on the Columbia Gas Transmission system. The gathered production will be delivered to a new natural gas processing plant to be owned and operated by Markwest in the Majorsville area. Precedent Agreements have been executed by anchor shippers and the remaining available capacity will be the subject of separate binding open seasons in the fourth quarter of 2009.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the nine months ended September 30, 2009, approximately 89.5% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.0% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 90.2% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 5.5% of transportation revenues derived from usage fees under firm contracts for the nine months ended September 30, 2008.
Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the nine months ended September 30, 2009 and 2008, approximately 5.5% and 4.3%, respectively, of the transportation revenues were derived from interruptible contracts.
Hartsville and Delhi Compressor Stations
In February 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. The damage to the facility forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system while a facility assessment was being performed and the current contractual transportation agreements could not be met. Since that time, Columbia Gulf has constructed both temporary and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
permanent facilities at Hartsville. In July 2008, the station completed the installation of temporary horsepower and restored capacity. By the end of the first quarter of 2010, the temporary facilities that were constructed to restore system capabilities are expected to be replaced with a permanent solution.
In December 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. The damage to the pipeline forced Columbia Gulf to declare force majeure because no gas was flowing through this portion of the pipeline system on Lines 100, 200 and 300 while a facility assessment was performed. Lines 200 and 300 were returned to service and gas flow was restored one day after the rupture. Later that same month, the DOT issued a Corrective Action Order. The Order required Columbia Gulf to develop a remedial work plan to restore Line 100 pipeline’s pressure and capacity. Between December 2007 and June 2008, the Line 100 pipeline operated at less than full pressure and full capacity. On July 1, 2008, Columbia Gulf received permission from the DOT to restore full pressure and full capacity on the Line 100 pipeline. Columbia Gulf continues to operate under this Order.
In the first and second quarters of 2009, NiSource settled its receivables for insurance claims. NiSource received claim proceeds of $52.0 million for capital losses, $4.3 million for operation and maintenance losses and $5.3 million for business interruption, fuel costs and other losses.
Environmental Matters
Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of September 30, 2009, a reserve has been recorded to cover probable environmental response actions. Refer to Note 16-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment will continue to take steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first nine months of 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $20.0 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs. Management currently anticipates approximately 350 employees will be impacted. As of September 30, 2009, 305 employees had been severed from employment, of which 51 were severed in the third quarter of 2009. NiSource expects this phase of restructuring to be substantially complete by the end of 2009. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding restructuring initiatives.
Throughput
Throughput for the Gas Transmission and Storage Operations segment totaled 239.8 MMDth for the third quarter of 2009, compared to 257.8 MMDth for the same period in 2008. The decrease of 18.0 MMDth for the three-month period was primarily due to lower Columbia Gulf deliveries off of its mainline to other interconnecting parties.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,016.6 MMDth for the first nine months of 2009, compared to 1,032.9 MMDth for the same period in 2008. The decrease of 16.3 MMDth is due primarily to lower Columbia Gulf deliveries off of its mainline to other interconnecting parties partially offset by Columbia Transmission volumes transported from new Columbia Transmission interconnects.
Net Revenues
Net revenues were $221.7 million for the third quarter of 2009, an increase of $20.4 million from the same period in 2008, primarily due to increases in firm capacity reservation fees of $8.3 million, shorter-term transportation and storage services of $6.4 million and $9.0 million attributable to mineral rights leasing, partially offset by $2.6 million of lower commodity margin revenues. The increase in firm capacity reservation fees was the result of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
placing in service the aforementioned projects and incremental revenue for Marcellus and Appalachia production transportation agreements.
Net revenues were $673.1 million for the first nine months of 2009, an increase of $44.5 million from the same period in 2008, primarily due to increases in firm capacity reservation fees of $21.8 million, shorter-term transportation and storage services $12.2 million, $11.8 million attributable to mineral rights leasing and the $7.1 million impact of regulatory trackers which are primarily offset in expense, partly offset by $5.3 million of lower commodity margin revenues.
Operating Income
Operating income was $99.9 million for the third quarter of 2009, an increase of $17.6 million from the third quarter of 2008, primarily due to higher net revenues discussed above and equity earnings partially offset by higher operating expenses of $5.2 million. Operating expenses increased primarily due to higher employee and administrative costs of $3.1 million, depreciation expense of $1.4 million, capacity lease costs of $1.7 million and maintenance costs of $1.3 million, partially offset by lower legal reserves of $2.7 million. Equity earnings increased by $2.4 million primarily resulting from increased earnings from Millennium.
Operating income was $272.4 million for the first nine months of 2009, a $7.4 million increase from the comparable period in 2008. Operating income increased as a result of higher net revenue discussed above and equity earnings partially offset by higher operating expenses of $39.7 million. Operating expenses increased primarily due to restructuring charges of $20.0 million, increased regulatory trackers of $7.4 million, which are primarily offset in revenues, additional capacity lease costs of $5.2 million, higher pension expense of $3.8 million and higher employee and administrative costs, excluding pension, of $3.3 million. Equity earnings increased by $2.6 million primarily resulting from higher earnings on Millennium, which went into service late in 2008, mostly offset by an $8.1 million charge for ineffectiveness on cash flow hedges associated with forward starting interest rate swaps resulting form Millennium’s decision to delay permanent financing until 2010 from June 2009, as was originally intended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(in millions)	2009		2008		2009		2008

Net Revenues
Sales revenues	$321.8		$380.6		$907.1		$1,054.9
Less: Cost of sales (excluding depreciation and amortization)	116.4		160.0		343.8		449.5

Net Revenues	205.4		220.6		563.3		605.4

Operating Expenses
Operation and maintenance	96.9		71.9		287.9		233.0
Depreciation and amortization	52.0		51.7		153.6		157.5
Other taxes	13.0		15.6		38.0		44.4

Total Operating Expenses	161.9		139.2		479.5		434.9

Operating Income	$43.5		$81.4		$83.8		$170.5

Revenues ($ in millions)
Residential	93.6		109.8		274.3		277.1
Commercial	95.9		107.2		281.8		274.3
Industrial	116.4		139.2		338.0		408.8
Wholesale	6.2		20.3		12.2		47.1
Other	9.7		4.1		0.8		47.6

Total	321.8		380.6		907.1		1,054.9

Sales (Gigawatt Hours)
Residential	843.9		980.0		2,445.5		2,532.6
Commercial	1,004.5		1,083.2		2,907.6		2,979.7
Industrial	1,944.5		2,403.8		5,723.4		7,294.0
Wholesale	208.9		220.9		385.2		550.8
Other	33.3		37.5		112.4		102.1

Total	4,035.1		4,725.4		11,574.1		13,459.2

Cooling Degree Days	318		504		515		705
Normal Cooling Degree Days	578		578		808		808
% Warmer (Colder) than Normal	(45%	)	(13%	)	(36%	)	(13%	)

Electric Customers
Residential					398,408		399,243
Commercial					53,396		53,197
Industrial					2,444		2,487
Wholesale					13		11
Other					751		754

Total					455,012		455,692

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Electric Supply
On October 24, 2008, Northern Indiana issued two requests for proposals to secure additional new sources of electric power to meet the future needs of its residential, commercial and industrial customers. The first request sought capacity and energy proposals for up to 300 mw of electricity to address Northern Indiana’s projected electricity supply needs during the 2011 to 2016 time period. The second request sought up to 300 mw of electricity generated from renewable sources and/or DSM technologies to address Northern Indiana’s projected electricity supply needs beginning in 2011.
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
Regulatory Matters
Significant Rate Developments. Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008. The case-in-chief was originally filed on August 29, 2008, and amended on December 19, 2008 after the Sugar Creek facility was successfully dispatched into MISO. The filing requested an increase in base rates calculated to produce additional annual gross margin of $85.7 million. Evidentiary hearings on Northern Indiana’s direct case commenced on January 12, 2009 and concluded on February 6, 2009. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Field hearings to record customer testimonies were held on March 3, 2009 and July 15, 2009. The OUCC and intervenors filed their cases-in-chief on May 8, 2009. Northern Indiana filed its rebuttal testimony on June 26, 2009. Northern Indiana made several minor changes to its revenue requirement, and, as a result the margin requirement in the proposed order filing is $8 million less than the original request. The hearings concluded on August 6, 2009, and the briefing schedule will conclude on January 12, 2010. The case is expected to be resolved with new electric rates effective during early 2010.
Northern Indiana anticipates filing another electric base rate case during 2010. Among other things, the filing is expected to include the effect of increased pension expense, as well as demand levels based on more recent operating experience.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. The order included a rate moratorium that expired on July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The billing factor used to distribute the revenue credit to customers is based on historical electric usage, therefore, in times of higher usage and revenues the amount credited may exceed $55.1 million annually, but would be offset in a subsequent period. Credits amounting to $41.1 million and $40.5 million were recognized for electric customers for the first nine months of 2009 and 2008, respectively.
MISO. As part of Northern Indiana’s participation in the MISO transmission service and wholesale energy market, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of the administrative fees and certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. During the first nine months of 2009, non-fuel cost credits of $4.4 million were deferred in accordance with the aforementioned orders. In addition, administrative, FERC and other fees of $5.5 million were deferred. In total, for the first nine months of 2009 and 2008, net MISO costs of $1.1 million and $6.9 million, respectively, were deferred. In its base rate case, Northern Indiana proposes recovery over a four-year amortization period of the cumulative amount of charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
2008 and the date of effective rates in this case. The aforementioned tracker is also proposed for recovery of these charges on an ongoing basis. As part of MISO’s initiation of an ASM, Northern Indiana also incurs non-fuel administrative costs associated with this market. The IURC authorized Northern Indiana to defer the costs associated with participating in the ASM subject to a final determination in a subsequent phase of the same proceeding. On June 30, 2009, the IURC issued an Order in the subsequent phase of the ASM proceeding confirming that Northern Indiana is permitted to continue deferring non-fuel administrative costs.
On November 7, 2008, the FERC issued an Order clarifying the RSG First Pass calculation and requiring the MISO to resettle the RSG market using the correct calculation and to pay refunds, or assess surcharges, to market participants, as appropriate, to correct a misinterpretation of an order issued by FERC in April 2006. Northern Indiana believes that it would have been entitled to a refund, with the amount subject to calculation by MISO. On June 12, 2009, however, FERC issued an order on rehearing in which it affirmed its prior order clarifying the method to calculate the RSG First Pass rate, but reversed its ruling requiring the MISO to pay refunds, and collect surcharges, on equitable grounds. Northern Indiana has asked FERC to reconsider its decision to deny refunds and that request remains pending. MISO’s implementation of FERC’s April 2006 Order on the RSG First Pass calculation resulted in several million dollars of surcharges to Northern Indiana through market resettlements implemented during the summer of 2007. As a result, Northern Indiana and Ameren jointly filed a complaint with FERC on August 10, 2007, contending that the RSG rates in effect were unjust and unreasonable. On November 10, 2008, the FERC issued an Order granting these complaints and ordering the MISO to calculate refunds and surcharges, as appropriate, back to the date of the complaint filed by Northern Indiana and Ameren, as authorized by Section 206 of the Federal Power Act. On May 6, 2009, however, the FERC issued an Order that upheld its decision granting the complaint, but largely reversed its directive requiring MISO to pay refunds, and collect surcharges, on equitable grounds. The FERC affirmed the refund and surcharge requirement only for those transactions that occurred after the date of the November 10, 2008 Order, instead of August 10, 2007, as it had previously required. Northern Indiana and Ameren have requested rehearing of the FERC’s May 6, 2009 Order, and that request remains pending.
MISO and PJM undertook a joint effort in April and May 2009 to identify a source of unaccounted for flows on several coordinated flowgates. The analysis found that certain PJM generating units that were once associated with unit-specific capacity sales were erroneously excluded from PJM’s market flows, which significantly affected the congestion price on reciprocally coordinated flowgates on Northern Indiana systems. Higher PJM market flows on congested flowgates would have resulted in higher payments to MISO by PJM during market to market coordination since April 1, 2005. The model was fixed on June 18, 2009 and MISO and PJM began settlement proceedings at FERC on October 19, 2009 to determine the financial impact of any resettlements, initially calculated by PJM in the amount of $78 million. The impact to Northern Indiana cannot be reasonably estimated until a settlement is reached between MISO and PJM, and MISO receives approval from the FERC on an allocation methodology to its market participants. Any adjustments will be neutral or favorable to operations.
Cost Recovery and Trackers. A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various intervenors, including the OUCC, have taken issue with the allocation of costs included in Northern Indiana’s FAC-80, FAC-81 and FAC-82, which cover the reconciliation of April — December 2008. The IURC granted a sub-docket to consider such issues in those filings. The intervening parties and Northern Indiana discussed procedures to eliminate these concerns and to resolve them for the historical periods. On September 23, 2009, Northern Indiana filed a settlement agreement with the intervening parties fully resolving all issues through Northern Indiana’s FAC-84 filing. Northern Indiana and the intervening parties participated in a hearing at the IURC on October 14, 2009 in order to review the evidence supporting the settlement agreement. The settlement agreement calls for a credit of $8.2 million to be provided to FAC customers beginning in November 2009, less any amount for attorney’s fees and expenses.
The IURC issued an order on May 28, 2008 approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535 mw CCGT for $330 million in order to help meet capacity needs. The IURC, on February 18, 2009, issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation on Sugar Creek effective on December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%, less than $4.5 million annually,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
the annual depreciation on the Mitchell plant, pursuant to the FAC-71 settlement. The terms of recovery of the deferral will be resolved in Northern Indiana’s current rate proceeding. On March 19, 2009, LaPorte County filed a notice of appeal regarding the IURC’s decision. On July 21, 2009, the Indiana Court of Appeals granted LaPorte County’s Motion to Dismiss the appeal filed with the court on July 16, 2009.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. During the first nine months of 2009 and 2008, the amount of purchased power costs exceeding the benchmark amounted to $1.0 million and $10.8 million, respectively, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. In addition, Northern Indiana received an IURC order issuing a CPCN for the CAIR and CAMR Phase I Compliance Plan Projects, estimated to cost approximately $23 million. Northern Indiana includes the CAIR and CAMR Phase I Compliance Plan costs to be recovered in the semi-annual ECRM and annual EERM filing six months after construction costs begin. On October 23, 2008, Northern Indiana filed for approval a revised cost estimate to meet the NOx and SO2 and mercury emissions environmental standards. Northern Indiana anticipates a total capital investment of approximately $368 million. This revised cost estimate was approved by the IURC on January 14, 2009. Northern Indiana will file its 2009 revised cost estimate to meet the NOx and SO2 mercury emissions environmental standards during the fourth quarter of 2009. On October 28, 2009, the IURC approved ECR-14 for capital expenditures (net of accumulated depreciation) of $271.2 million. Northern Indiana filed ECR-13 and EER-6 in February 2009, for net capital expenditures and expense of $268.1 million and $18.7 million, respectively. The Order was issued April 29, 2009. In the electric base rate case, Northern Indiana has proposed that the frequency of the EERM be changed from annual to semi-annual, consistent with the filing of the ECRM. In addition, Northern Indiana proposed that the EERM be used to pass through to ratepayers the cost of any emission allowance purchases and the proceeds of any emission allowance sales.
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of September 30, 2009, a reserve has been recorded to cover probable environmental response actions. Refer to Note 16-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.
Restructuring
In September 2009, NiSource announced the restructuring of Northern Indiana which aims to redefine business and operations strategies and achieve cost reductions. During the third quarter of 2009, NiSource recorded a pre-tax restructuring charge related to this initiative of $4.6 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. Of the $4.6 million restructuring charge, approximately $3.2 million was recorded to Electric Operations. NiSource expects this phase of restructuring to be substantially complete by the end of 2009. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding restructuring initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Sales
Electric Operations sales quantities for the third quarter of 2009 were 4,035.1 gwh, a decrease of 690.3 gwh compared to the third quarter of 2008. The decrease occurred across all customer bases compared to the same period last year primarily as a result of the economic downturn and the impact of unfavorable weather. Within the industrial customer base, the major steel companies production decreased sharply in October 2008, bottoming near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers.
Electric Operations sales quantities for the first nine months of 2009 were 11,574.1 gwh, a decrease of 1,885.1 gwh from the first nine months of 2008. The most significant decrease in volumes was from industrial and wholesale customers compared to the same period last year. The lower industrial and wholesale volumes were primarily the result of the economic downturn and the impact to the major steel companies where production decreased sharply in October 2008, bottoming near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers. Residential volumes decreased due to the impact of unfavorable weather.
On July 8, 2009, a discounted power sales agreement terminated with one of Northern Indiana’s large industrial customers and on July 9, 2009, a full tariff power sales agreement commenced with that customer.
Net Revenues
In the third quarter of 2009, Electric Operations net revenues of $205.4 million decreased by $15.2 million from the comparable 2008 period. This decrease was due to the impact of cooler weather of approximately $16 million, lower Sugar Creek revenues of $8.0 million from capacity and energy sales into the PJM Interconnection and lower industrial and commercial usage of $4.2 million due to current economic conditions, partially offset by $4.3 million of lower revenue credits and $4.0 million of lower non-recoverable purchased power due to lower usage and incremental power supplied from Sugar Creek into MISO.
In the first nine months of 2009, Electric Operations net revenues of $563.3 million decreased by $42.1 million from the comparable 2008 period. This decrease was due to lower industrial usage of $23.9 million due to economic conditions, the impact of cooler weather of approximately $17 million, lower off-system sales of $19.2 million and lower Sugar Creek revenues of $9.7 million from capacity sales into the PJM Interconnection, partially offset by $9.8 million of lower revenue credits and $7.5 million of increased residential usage.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and nine months ended September 30, 2009 was a revenue reduction of $2.1 million and $24.0 million, respectively, compared to a reduction of $9.2 million and $17.0 million for the three and nine months ended September 30, 2008, respectively.
Operating Income
Operating income for the third quarter of 2009 was $43.5 million, a decrease of $37.9 million from the same period in 2008 due to lower net revenues discussed above and a $22.7 million increase in operating expenses. The increase in operating expenses was primarily due to higher pension expense of $10.7 million, higher employee and administrative costs, excluding pension, of $12.2 million and a restructuring charge of $3.2 million, partially offset by a decrease in property taxes of $2.3 million.
Operating income for the first nine months of 2009 was $83.8 million, a decrease of $86.7 million from the same period in 2008 due to lower net revenues discussed above and a $44.6 million increase in operating expenses. The increase in operating expenses was due to higher pension expense of $31.8 million, an in increase in legal reserves of $8.7 million, higher electric generation and maintenance expenses of $4.7 million and higher employee and administrative costs, excluding pension, of $9.5 million. Partially offsetting these increases in operating expenses are lower other taxes of $6.4 million, environmental expenses of $4.6 million, and depreciation expense of $3.9 million. The decrease in depreciation expense is due to the impact of an $8.3 million adjustment recorded by Northern Indiana during the second quarter of 2008 partially offset by higher depreciation from Sugar Creek.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Other Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2009	2008	2009	2008

Net Revenues
Products and services revenue	$2.5	$19.2	$6.2	$79.4
Less: Cost of products purchased (excluding depreciation and amortization)	-	17.0	-	73.0

Net Revenues	2.5	2.2	6.2	6.4

Operating Expenses
Operation and maintenance	2.8	3.2	7.9	9.4
Depreciation and amortization	0.4	0.4	1.4	1.4
Impairment and (gain) on sale of assets	4.4	(0.4)	4.4	(0.4)
Other taxes	0.2	0.3	0.6	0.7

Total Operating Expenses	7.8	3.5	14.3	11.1

Operating Loss	$(5.3)	$(1.3)	$(8.1)	$(4.7)

The Other Operations segment participates in energy-related services and ventures focused on distributed power generation technologies, including fuel cells and storage systems. Additionally, the Other Operations segment is involved in real estate and other businesses.
In the second quarter of 2009, NiSource signed a letter of intent to sell its unregulated natural gas marketing business. These operations have been removed from NiSource’s Other Operations business segment and are now being accounted for as discontinued operations. As such, net income of $0.3 million and $13.7 million was classified as net income from discontinued operations for both the three months and nine months ended September 30, 2009, and $1.5 million and $3.7 million was reclassified to discontinued operations for the three months and nine months ended September 30, 2008, respectively. NiSource also recorded a net loss on sale of discontinued operations of $12.4 million through September 30, 2009, related to the proposed sale of the business.
Lake Erie Land Company, Inc.
Lake Erie Land, which is wholly-owned by NiSource, was in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. In the second quarter of 2009, the developer was unable to meet certain contractual obligations under the sale agreement including the payment of an $11.5 million note receivable that was due on June 13, 2009. NiSource granted a limited extension for the payment of the note and began negotiations with another potential party to replace the original developer under the existing agreement. In July 2009, NiSource signed a letter of intent with the new potential party which was reaffirmed in October 2009. Under the existing agreement, NiSource believes that $11.9 million of Lake Erie Land assets meet the criteria of assets held for sale and the $11.5 million note receivable, which does not meet the assets held for sale criteria, is fully collectible.
NDC Douglas Properties, Inc.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. During the third quarter of 2009, a potential buyer was able to secure financing to purchase two properties previously recorded as assets held for sale as well as three additional properties. The deal is expected to be finalized during the fourth quarter of 2009. The assets and liabilities of the three additional properties were reclassified to assets and liabilities of discontinued operations and held for sale in the third quarter of 2009 in the amount of $7.0 million and $6.7 million, respectively. The expected proceeds from the sale of the five properties will be less than the net book value resulting in an impairment charge of $2.7 million, net of tax, included in Loss on Disposition of Discontinued Operations in the Condensed Statements of Consolidated Income (Loss) (unaudited) for the three months ended September 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Other Operations (continued)
NDC Douglas Properties owns four properties which do not currently meet the assets held for sale criteria as their estimated sale date is greater than one year. Based on previous impairments recorded on other NDC Douglas Properties, the properties were tested for impairment during the third quarter of 2009. The test resulted in an additional pre-tax impairment charge of $4.4 million which reduced Income from Continuing Operations for the three months ended September 30, 2009.
Net Revenues
Net revenues of $2.5 million for the third quarter of 2009 increased by $0.3 million from the third quarter of 2008. Net revenues for the Other Operations segment are primarily associated with energy-related ventures and the NDC Douglas Properties. Net revenues in 2008 included gas marketing activities as described above with Columbia Energy Services. Obligations under these contracts were completed by December 2008.
Net revenues of $6.2 million for the first nine months of 2009 decreased by $0.2 million from the first nine months of 2008. Net revenues for the Other Operations segment are primarily related to energy-related ventures and the NDC Douglas Properties. Net revenues in 2008 included gas marketing activities as described above.
Operating Loss
Other Operations reported an operating loss of $5.3 million for the third quarter of 2009, versus an operating loss of $1.3 million for the comparable 2008 period. The increase in operating loss resulted primarily from increased operating expenses of $4.3 million. During the third quarter of 2009 an impairment of $4.4 million was recorded on three NDC Douglas Properties that are classified as assets held in use.
Other Operations reported an operating loss of $8.1 million for the first nine months of 2009, versus an operating loss of $4.7 million for the comparable 2008 period. The increase in operating loss resulted primarily from increased operating expenses of $3.2 million due to an impairment of $4.4 million that was recorded on three NDC Douglas Properties as described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NiSource Inc.
For a discussion regarding quantitative and qualitative disclosures about market risk see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”
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

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.	Stand Energy Corporation, et al. v. Columbia Gas Transmission Corporation, et al., Kanawha County Court, West Virginia
On July 14, 2004, Stand Energy Corporation filed a complaint in Kanawha County Court in West Virginia. The complaint contains allegations against various NiSource companies, including Columbia Transmission and Columbia Gulf, and asserts that those companies and certain “select shippers” engaged in an “illegal gas scheme” that constituted a breach of contract and violated state law. The “illegal gas scheme” complained of by the plaintiffs relates to the Columbia Transmission and Columbia Gulf gas imbalance transactions that were the subject of the FERC enforcement staff investigation and subsequent settlement approved in October 2000. Columbia Transmission and Columbia Gulf filed a Motion to Dismiss on September 10, 2004. In October 2004, however, the plaintiffs filed their Second Amended Complaint, which clarified the identity of some of the “select shipper” defendants and added a federal antitrust cause of action. To address the issues raised in the Second Amended Complaint, the Columbia companies revised their briefs in support of the previously filed motions to dismiss. In June 2005, the Court granted in part and denied in part the Columbia companies’ motion to dismiss the Second Amended Complaint. The Columbia companies have filed an answer to the Second Amended Complaint. On December 1, 2005, Plaintiffs filed a motion to certify this case as a class action. The Columbia companies filed their opposition to this motion in March 2008. On August 19, 2008, the Court denied the Motion for Class Certification. In late December 2008, the lead plaintiff, Stand Energy Corporation, reached a settlement agreement of all claims with all Defendants. Stand Energy Corporation was dismissed from the case on December 31, 2008, leaving Energy Marketing Services, Inc., AGF, Inc., Advantage Energy Marketing, Inc. and 1564 East Lancaster Avenue Business Trust as the remaining named plaintiffs. Columbia companies reached settlement with Energy Marketing Services, Inc. in late April 2009. Columbia companies’ motion for summary judgment was granted on July 2, 2009 resulting in the dismissal of one plaintiff, Advantage Energy Marketing, Inc. from the case. Settlement has been reached with the two remaining plaintiffs AGF, Inc. and 1564 East Lancaster Avenue Business Trust. Dismissal orders have been entered and the case has been dismissed from the Court’s docket.
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
On October 20, 2006, the Federal District Court issued an Order granting the Columbia defendants’ motion to dismiss for lack of subject matter jurisdiction. Plaintiff appealed the dismissal of the Columbia defendants to the United States Court of Appeals for the Tenth Circuit, but the Court affirmed the dismissal in March 2009 and then denied plaintiff’s motion to reconsider in May 2009. Plaintiff’s petition to the United States Supreme Court for a writ of certiorari has been denied.
3.	Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. In December 2004, the court granted plaintiffs’ motion to add NiSource and Columbia as defendants. Plaintiffs also claimed that the defendants fraudulently concealed the deduction of post-production charges. The court certified the case as a class action that includes any person who, after July 31, 1990, received or

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. All claims by the government of the United States are excluded from the class. Although NiSource sold CNR in 2003, NiSource remains obligated to manage this litigation and for the majority of any damages ultimately awarded to the plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all defendants in the amount of $404.3 million; this is comprised of $134.3 million in compensatory damages and $270 million in punitive damages. In January 2008, the Defendants filed their petition for appeal, and on March 24, 2008, the Defendants filed their amended petition for appeal with the West Virginia Supreme Court of Appeals. On May 22, 2008, the West Virginia Supreme Court of Appeals refused the defendants petition for appeal. On August 22, 2008, Defendants filed their petitions to the United States Supreme Court for writ of certiorari. The Plaintiffs filed their response on September 22, 2008. On September 19, 2008, the West Virginia Supreme Court issued an order extending the stay of the judgment until proceedings before the United States Supreme Court are fully concluded. Given the West Virginia Court’s refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the trial court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the West Virginia Circuit Court for Roane County, West Virginia, preliminarily approved a settlement agreement with a total settlement amount of $380 million. The settlement received final approval by the Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource has complied with its obligations under the settlement agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement. The trial court entered its order discharging the judgment on January 20, 2009. The Court is supervising the administration of the settlement proceeds. As of September 30, 2009, NiSource has contributed $208.2 million into the qualified settlement fund, $25 million of which was paid in 2008. NiSource has since contributed an additional $27.7 million. As of September, 30, 2009, $131.2 million of the associated letter of credit remains outstanding. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
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
In June 2009, the parties to the Thacker litigation presented a settlement agreement to the Court for preliminary approval. Plaintiffs requested that the Court order that the settlement agreement, which is contingent upon court approval, is fair, reasonable and adequate, that the class proposed is preliminarily certified, that plaintiffs counsel be conditionally appointed as class counsel, that the proposed form and manner of notice be approved and that dates be set for requested exclusions, objections and a formal fairness hearing. The Court granted the motion for preliminary approval and set a schedule for a fairness hearing on November 10, 2009.
On October 9, 2008, Chesapeake tendered the Poplar Creek case to Columbia and Columbia conditionally assumed the defense of this matter pursuant to the provisions of the Stock Purchase Agreement. Poplar Creek also purports to be a class action covering royalty owners in the state of Kentucky and alleges that Chesapeake has improperly deducted costs from the royalty payments; there is thus some overlap of parties and issues between the Poplar Creek and Thacker cases. Plaintiffs filed an amended complaint on October 12, 2008. Chesapeake filed a motion for judgment on the pleadings in December 2008 which was granted on July 2, 2009. Plaintiffs appealed the dismissal

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
and have subsequently asked that the proceedings on appeal be stayed until after the fairness hearing in Thacker is completed.
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
6.	Majorsville Operations Center – PADEP Notice of Violation
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
The credit markets and the general economy have been experiencing a period of large-scale turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, it may have an adverse material effect on NiSource. A continued decline in the economy impacting NiSource’s operating jurisdictions could further adversely affect NiSource’s ability to grow its customer base and collect revenues from customers, which could reduce net revenue growth and increase operating costs. An increase in the interest rates NiSource pays would adversely affect future net income and cash flows. In addition, NiSource depends on debt to finance its operations, including both working capital and capital expenditures, and would be adversely affected by increases in interest rates. The current economic downturn and tightening of access to credit markets, coupled with NiSource’s current credit ratings, could impact NiSource’s ability to raise additional capital or refinance debt at a reasonable cost. Refer to Note 14, “Long-Term Debt,” of the Consolidated Financial statements for information related to outstanding long-term debt and maturities of that debt.

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
Virtually all of NiSource’s net revenues are subject to economic regulation at either the federal or state level. As such, the net revenues generated by those regulated companies are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the energy rates charged to customers and directly impact revenues. As part of a settlement reached in a previous regulatory proceeding, Northern Indiana filed a petition for new electric base rates and charges on June 27, 2008 and filed its case-in-chief on August 29, 2008. New rates are anticipated to take effect in 2010. The outcome for any rate case could have a material effect on NiSource’s financial results.
NiSource’s business operations are subject to economic conditions in certain industries.
Business operation throughout our service territories have been and may continue to be adversely affected by economic events at the national and local level where we operate. In particular, sales to large industrial customers may be impacted by economic downturns. The U.S. manufacturing industry continues to adjust to changing market conditions including international competition, increase costs, and fluctuating demand for their products.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

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

NiSource Inc. (Registrant)
Date: October 30, 2009	By:	/s/ Jeffrey W. Grossman
Jeffrey W. Grossman
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)