Form 10-K
period 2009-12-31
NISOURCE INC/DE
filed 2010-02-26
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company )
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
The aggregate market value of Common Stock (based upon the June 30, 2009, closing price of $11.66 on the New York Stock Exchange) held by non-affiliates was approximately $3,193,960,132.45.
There were 276,794,114 shares of Common Stock, $0.01 Par Value outstanding as of January 29, 2010.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2010.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission LLC
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company, Inc.
Millennium	Millennium Pipeline Company, L.P.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
ACES	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
AICPA	American Institute of Certified Public Accountants
AOC	Administrative Order by Consent
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.

DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	greenhouse gases
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
mwh	Megawatts hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland LC
RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee

DEFINED TERMS (continued)

SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission

ITEM 1.	BUSINESS
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
NiSource is one of the nation’s largest natural gas distribution Companies as measured by number of customers. NiSource’s principal subsidiaries include Columbia, a vertically-integrated natural gas distribution, transmission and storage holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; Northern Indiana, a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Bay State, a natural gas distribution company serving customers in Massachusetts. NiSource derives substantially all of its revenues and earnings from the operating results of its fifteen direct subsidiaries.
NiSource’s business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; Electric Operations; and Other Operations. Following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information for each segment.
Gas Distribution Operations
NiSource’s natural gas distribution operations serve more than 3.3 million customers in seven states and operate approximately 58 thousand miles of pipeline. Through its wholly-owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky and Maryland. NiSource also distributes natural gas to approximately 792 thousand customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light. Additionally, NiSource’s subsidiary, Bay State, distributes natural gas to approximately 294 thousand customers in Massachusetts.
Gas Transmission and Storage Operations
NiSource’s Gas Transmission and Storage Operations subsidiaries own and operate nearly 15 thousand miles of interstate pipelines and operate one of the nation’s largest underground natural gas storage systems capable of storing approximately 639 Bcf of natural gas. Through its subsidiaries, Columbia Transmission, Columbia Gulf and Crossroads Pipeline, NiSource owns and operates an interstate pipeline network extending from the Gulf of Mexico to Lake Erie, New York and the eastern seaboard. Together, these companies serve customers in 16 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia.
NiSource’s Gas Transmission and Storage Operations continue to capture growth opportunities leveraging NiSource’s strategically positioned pipeline and storage assets. A number of Gas Transmission and Storage Operations’ new growth projects are designed to support increasing Marcellus Shale production, while the company also has continued to grow and adapt its system to provide critical transportation and storage services to markets across its high-demand service territory. For example:
•	In April 2009, storage gas injections began for the Ohio Storage Expansion Project, which increased Gas Transmission and Storage Operations market-area storage capacity by 6.7 billion cubic feet and enhances delivery from two Ohio storage fields.

•	In August 2009, Gas Transmission and Storage Operations placed in service its Appalachian Expansion Project, which leverages the company’s existing infrastructure to provide approximately 100,000 Dth per day of new transportation to three key Appalachian producers.

•	Gas Transmission and Storage Operations advanced growth projects representing more than $125 million in investment in the Marcellus Shale region during 2009, with potential to provide market access for approximately 600,000 Dth per day of new natural gas supplies.

ITEM 1.	BUSINESS (continued)
NiSource Inc.
The Gas Transmission and Storage Operations subsidiaries are also involved in two joint ventures, Millennium and Hardy Storage, which effectively expand their facilities and throughput. Millennium pipeline, which includes 182 miles of 30-inch-diameter pipe across New York’s Southern Tier and lower Hudson Valley, was substantially completed in December 2008 and has the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. Millennium is jointly owned by affiliates of NiSource, DTE Energy and National Grid. Hardy Storage commenced operations in April of 2007, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. Hardy Storage has a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Electric Operations
NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 457 thousand customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana owns four and operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,574 mw. Northern Indiana also owns and operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, four gas-fired generating units located at Northern Indiana’s coal-fired electric generating stations with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,322 mw. Sugar Creek was purchased in May, 2008 and dispatched into MISO on December 1, 2008. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,792 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.
During the year ended December 31, 2009, Northern Indiana generated 85.2% and purchased 14.8% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations. In the electric base rate case Northern Indiana filed in August 2008, Northern Indiana provided testimony that it intends to retire the Mitchell Station, demolish it, and remediate the site to industrial condition, subject to the ability to recover these costs.
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
Other Operations
NiSource has made a decision to significantly scale back the unregulated natural gas marketing activities. The move is part of NiSource’s long-term strategy of focusing on its core regulated businesses. NiSource has notified its current customers of this decision.
Divestiture of Non-Core Assets
In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. NiSource sold Whiting Clean Energy to BPAE in April 2008 for $216.7 million which included $16.1 million in working capital. In December 2008, NiSource sold Northern Utilities and Granite State Gas for $209.1 million which included $49.1 million in working capital. Columbia Gulf sold a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline in June 2008. Lake Erie Land, a wholly-owned subsidiary of NiSource, sold its Sand Creek Golf Club assets in June 2006, to a private real estate developer. Lake Erie Land is pursuing the sale of certain other real estate assets it owns. NiSource Corporate Services is continuing to work with several potential buyers to sell its Marble Cliff facility. NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments.
Business Strategy
NiSource focuses its business strategy on its core, rate-regulated asset-based businesses with virtually 100% of its operating income generated from the rate-regulated businesses. With the nation’s fourth largest natural gas pipeline,

ITEM 1.	BUSINESS (continued)
NiSource INC.
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
Electric Competition. Northern Indiana currently dispatches all power from its plants into the MISO. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff.
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
As of December 31, 2009, NiSource had 7,616 employees of whom 3,261 were subject to collective bargaining agreements.
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
NiSource has substantial indebtedness which could adversely affect its financial condition.
NiSource has a significant amount of indebtedness outstanding, in part, as a result of the acquisitions of Columbia and Bay State. NiSource had total consolidated indebtedness of $6,787.4 million outstanding as of December 31, 2009. The substantial indebtedness could have important consequences to investors. For example, it could:
•	limit the ability to borrow additional funds or increase the cost of borrowing additional funds;

•	reduce the availability of cash flow from operations to fund working capital, capital expenditures and other general corporate purposes;

•	limit the flexibility in planning for, or reacting to, changes in the business and the industries in which the company operates;

•	lead parties with whom NiSource does business to require additional credit support, such as letters of credit, in order for NiSource to transact such business;

•	place NiSource at a competitive disadvantage compared to competitors that are less leveraged;

•	increase vulnerability to general adverse economic and industry conditions; and

•	limit the ability of the Company to execute on its growth strategy, which is dependant upon access to capital to fund its substantial investment program.
Some of NiSource’s debt obligations contain financial covenants related to debt-to-capital ratios and cross-default provisions. NiSource’s failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations. Additionally, a drop in NiSource’s credit rating could adversely impact the cost for NiSource to issue new debt securities.
A drop in NiSource’s credit rating could adversely impact NiSource’s liquidity.
On December 15, 2009, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other rated subsidiaries. Fitch’s outlook for NiSource and all of its rated subsidiaries is stable. On November 24, 2009, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other rated subsidiaries, and revised the outlook to stable from negative. On March 5, 2009, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its rated subsidiaries at BBB-, and revised the outlook to stable from negative. Although all ratings continue to be investment grade, a downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. The additional collateral that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $24 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. In addition, under Northern Indiana’s trade receivables sales program, it is an event of termination if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB, or Ba2 at either Standard and Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s trade receivables sales program, it is an event of termination if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
Additionally, as a result of NiSource’s participation in certain derivative activities, a credit downgrade could cause NiSource to be required to post substantial collateral in support of past and current operations. These collateral requirements, combined with other potential negative effects on NiSource’s liquidity in the event of a credit downgrade below an investment grade rating, could have a material adverse effect on earnings potential and cash flows.
Lastly, a credit downgrade could adversely affect the availability and cost of capital needed to fund the growth investments which are a central element of the Company’s long-term business strategy.

ITEM 1A.	RISK FACTORS (continued)
NiSource Inc.
NiSource may not be able to execute its growth strategy as planned.
Because of changes in the business environment and business strategy, NiSource may not be able to execute its four-part business plan as intended. Our commercial and regulatory initiatives may not achieve planned results; levels of commercial growth and expansion of the gas transmission and storage business may be less than our plan has anticipated; and the actual results of our financial management of the balance sheet, and process and expense management could deviate materially from planned outcomes.
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
A continued decline in the economy impacting NiSource’s operating jurisdictions could adversely affect NiSource’s ability to grow its customer base and collect revenues from customers, which could reduce net revenue growth and increase operating costs. An increase in the interest rates NiSource pays would adversely affect future net income and cash flows. In addition, NiSource depends on debt to finance its operations, including both working capital and capital expenditures, and would be adversely affected by increases in interest rates. The current economic downturn and tightening of access to credit markets, coupled with NiSource’s current credit ratings, could impact NiSource’s ability to raise additional capital or refinance debt at a reasonable cost. Refer to Note 16, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information related to outstanding long-term debt and maturities of that debt.
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
NiSource’s subsidiaries are subject to extensive federal, state and local environmental requirements that, among other things, regulate air emissions, water usage and discharges, remediation and the management of chemicals, hazardous waste and solid waste. Compliance with these legal obligations requires NiSource to make expenditures for installation of pollution control equipment, remediation, environmental monitoring, emissions fees and permits at many of NiSource’s facilities. These expenditures are significant, and NiSource expects that they will continue to be significant in the future.
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

ITEM 1A.	RISK FACTORS (continued)
NiSource Inc.
outcome in this matter could require capital expenditures beyond the EPA requirements that cannot be determined at this time and could require payment of substantial penalties.
Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to NiSource’s subsidiaries. Revised or additional laws and regulations could result in significant additional expense and operating restrictions on NiSource’s facilities or increased compliance costs, which may not be fully recoverable from customers and would therefore reduce net income. The cost impact of any new or amended legislation would depend upon the specific requirements enacted and cannot be determined at this time.
Because NiSource operations deal with natural gas and coal fossil fuels, emissions of GHGs are an expected aspect of the business. While NiSource attempts to reduce GHG emissions through efficiency programs, leak detection, and other programs, GHG emissions cannot be entirely eliminated. Future legislative and regulatory programs could significantly restrict emissions of GHGs or could impose a cost or tax on GHG emissions. Recently, proposals have been developed to implement state and regional GHG programs, to create federal legislation to limit GHG emissions (such as the Waxman-Markey bill, which passed the U.S. House of Representatives, and the Kerry-Boxer draft bill which is currently being debated in the U.S. Senate), and to create national renewable portfolio standards. In addition, in December 2009, the EPA declared carbon dioxide and several other GHG to be a danger to public health and welfare, which is the first step towards the EPA regulating GHG under the CAA. Imposing statutory or regulatory restrictions and/or costs on GHG emissions could increase NiSource’s cost of producing energy, which could impact customer demand or NiSource’s profitability. Compliance costs associated with these requirements could also affect NiSource’s cash flow. The cost impact of any new or amended legislation would depend upon the specific requirements enacted and cannot be determined at this time.
The Federal government continues to show interest in developing regulations covering coal combustion byproducts. Legislation regulating coal ash pursuant to the Surface Mining Control and Reclamation Act has been introduced and the EPA is reviewing its previous determination that Federal regulation of coal ash as a RCRA Subtitle C hazardous waste is not appropriate. The EPA intends to propose regulation of coal combustion byproducts in early 2010. These proposed regulations could affect Northern Indiana’s ongoing byproduct reuse programs and could impose additional requirements on its management of coal ash wastes. Northern Indiana will monitor developments in this matter and cannot estimate the potential financial impact at this time.
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
Business operations throughout NiSource’s service territories have been and may continue to be adversely affected by economic events at the national and local level where we operate. In particular, sales to large industrial customers may be impacted by economic downturns. The U.S. manufacturing industry continues to adjust to changing market conditions including international competition, increasing costs, and fluctuating demand for their products.
The majority of NiSource’s net revenues is subject to economic regulation and is exposed to the impact of regulatory rate reviews and proceedings.

ITEM 1A.	RISK FACTORS (continued)
NiSource Inc.
Virtually all of NiSource’s net revenues are subject to economic regulation at either the federal or state level. As such, the net revenues generated by those regulated companies are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the energy rates charged to customers and directly impact revenues. NiSource’s financial results are dependent on more frequent regulatory proceedings in order to ensure timely recovery of costs. For example, the outcome of the currently pending electric rate case, and the electric and gas rate cases anticipated to be filed in 2010, could have a material effect on NiSource’s financial results. Additionally, the costs of complying with future changes in environmental laws and regulations are expected to be significant, and their recovery through rates will be contingent on regulatory approval.
As a result of efforts to introduce market-based competition in certain of the markets where the regulated businesses conduct operations, NiSource may compete with independent marketers for customers. This competition exposes NiSource to the risk that certain stranded costs may not be recoverable and may affect results of NiSource’s growth strategy and cash flows.
Fluctuations in the price or supply of fuel commodities or their related transportation costs may have a negative impact on our financial results.
Much of the electric generating fleet is dependent on coal. As a result, NiSource’s profitable operation of these assets is vulnerable to price fluctuations, fuel supply disruptions and fluctuations in associated transportation costs. Continuing access to natural gas supplies is also critical to serve utility gas customers. Hedging activities have been deployed in order to offset fluctuations in commodity supply prices and NiSource relies on regulatory recovery mechanisms in the various jurisdictions in order to fully recover the costs incurred in operations. However, while NiSource has historically been successful in recovery of costs related to commodity costs, there can be no assurance that such costs will be fully recovered through rates. Additionally, increased gas and electricity costs could result in reduced demand from customers as a result of increased conservation activities.
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
NiSource has significant goodwill and definite-lived intangible assets. An impairment of goodwill or definite-lived intangible assets could result in a significant charge to earnings.
In accordance with generally accepted accounting principles, NiSource tests goodwill for impairment at least annually and reviews its definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill would also be tested for impairment when factors, examples of which include, reduced cash flow estimates, a sustained decline in stock price or market capitalization below book value, indicate that the carrying value may not be recoverable. NiSource would be required to record a charge in the financial statements during the period in which any impairment of the goodwill or definite-lived intangible assets is determined, negatively impacting the results of operations. A significant charge could impact the capitalization ratio covenant under the five-year revolving credit facility. This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in the 2005 private placement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%.
Changes in taxation and our ability to quantify such changes could adversely affect NiSource’s financial results.
NiSource is subject to taxation by the various taxing authorities at the federal, state and local levels where it does business. Legislation or regulation which could affect NiSource’s tax burden could be enacted by any of these governmental authorities. NiSource cannot predict the timing or extent of such tax-related developments, which could have a negative impact on the financial results. Additionally, NiSource uses its best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax

ITEM 1A.	RISK FACTORS (continued)
NiSource Inc.
benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.
Changes in accounting principles may adversely affect NiSource’s financial results.
Future changes in accounting rules, such as IFRS, and associated changes in regulatory accounting may negatively impact the way NiSource records revenues, expenses, assets and liabilities. These changes in accounting standards may adversely affect its financial results.
Aging infrastructure may lead to increased costs and disruptions in operations, which could negatively impact our financial results.
NiSource has risks associated with aging infrastructure assets. The age of these assets may result in them being more costly to maintain and susceptible to unscheduled outages in spite of diligent efforts by NiSource to properly maintain these assets through inspection, scheduled maintenance and capital investment. The failure of such assets could result in increased expenses which may not be fully recoverable from customers and/or a reduction in revenue.
Climate change, natural disasters, acts of terrorism or other catastrophic events may disrupt operations and reduce the ability to service customers.
A disruption or failure of natural gas transmission, storage or distribution systems or within electric generation, transmission or distribution systems in the event of a major hurricane, tornado, terrorist attack or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. NiSource has experienced disruptions in the past from hurricanes and tornadoes and other events of this nature. The cost, availability and sufficiency of insurance for these risks could adversely affect NiSource’s results of operations, financial position and cash flows.
There is also a concern that climate change may exacerbate the risks to physical infrastructure associated with heat and extreme weather conditions. Climate change and the costs that may be associated with its impacts have the potential to affect NiSource’s business in many ways, including increasing the cost NiSource incurs in providing its products and services, impacting the demand for and consumption of its products and services (due to change in both costs and weather patterns), and affecting the economic health of the regions in which NiSource operates.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
NiSource Inc.
Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2009.
Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 57,785 miles of pipelines and certain related facilities. This includes: (i) for the five distribution subsidiaries of its Columbia system, 35,474 miles of pipelines, 1,350 reservoir acres of underground storage, eight storage wells, liquid propane facilities with a capacity of 1.8 million gallons, an LNG facility with a total capacity of 0.5 million gallons and one compressor station with 800 hp of installed capacity, (ii) for its Northern Indiana system, 15,415 miles of pipelines, 27,129 reservoir acres of underground storage, 82 storage wells, two compressor stations with a total of 6,000 hp of installed capacity and an LNG facility with a storage capacity of 48.6 million gallons, (iii) for its Bay State system, 4,888 miles of pipelines, LNG facilities with a total capacity of 21.8 million gallons and liquid propane facilities with a capacity of 1.5 million gallons (iv) for its Northern Indiana Fuel and Light system, 967 miles of pipelines, and (v) for its Kokomo Gas system, 1,041 miles of pipelines and an LNG facility with a capacity of 4.9 million gallons. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, and Massachusetts.
Gas Transmission and Storage Operations. NiSource Gas Transmission and Storage subsidiaries own and operate approximately 14,926 miles of jurisdictional interstate natural gas transmission pipeline. Columbia Transmission owns and leases approximately 773 thousand acres of underground storage, 3,541 storage wells, 11,332 miles of interstate pipeline and 92 compressor stations with 625,555 hp of installed capacity. Columbia Transmission’s operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. Columbia Gulf has 3,392 miles of transmission pipeline and 11 compressor stations with 470,988 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas and Wyoming. Crossroads Pipeline has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio. NiSource Gas Transmission and Storage Operations’ offices are headquartered in Houston, Texas.
Electric Operations. NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 457 thousand customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana owns four and operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,574 mw. Northern Indiana also owns and operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, four gas-fired generating units located at Northern Indiana’s coal-fired electric generating stations with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,322 mw. Sugar Creek was purchased in May, 2008 and dispatched into MISO on December 1, 2008. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,792 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.
During the year ended December 31, 2009, Northern Indiana generated 85.2% and purchased 14.8% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations. In the electric base rate case Northern Indiana filed in August 2008, Northern Indiana provided testimony that it intends to retire the Mitchell Station, demolish it, and remediate the site to industrial condition, subject to the ability to recover these costs.
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
NiSource Inc.
1. Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement, which has since been drawn down as settlement payments have been made. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of December 31, 2009, NiSource has contributed a total of $277.3 million into the qualified settlement fund, $25 million of which was contributed in 2008. As of December 31, 2009, $61.5 million of the maximum settlement liability has not been paid. NiSource has since contributed an additional $18.0 million. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
2. Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. The ultimate resolution could require additional capital expenditures and operations and maintenance costs as well as payment of substantial penalties and development of supplemental environmental projects. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV. Although penalties have been proposed and a reserve has been recorded for the matter, Northern Indiana is unable to predict the outcome of this matter at this time.
3. Majorsville Operations Center – PADEP Notice of Violation
In 1995, Columbia Transmission entered into an AOC with the EPA that requires Columbia Transmission to characterize and remediate environmental contamination at thousands of locations along Columbia Transmission’s pipeline system. One of the facilities subject to the AOC is the Majorsville Operations Center, which was remediated under an EPA approved Remedial Action Work Plan in summer 2008. Pursuant to the Remedial Action Work Plan, Columbia Transmission completed a project that stabilized residual oil contained in soils at the site and in sediments in an adjacent stream.
On April 23, 2009, however, the PADEP issued Columbia Transmission an NOV, alleging that the remediation was not effective. The NOV asserts violations of the Pennsylvania Clean Streams Law and the Pennsylvania Solid Waste Management Act and contains a settlement demand in the amount of $1 million. Columbia Transmission is unable to estimate the likelihood or cost of potential penalties or additional remediation at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NiSource Inc.
None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NiSource Inc.
The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February 1, 2010.

Name	Age	Office(s) Held in Past 5 Years
Robert C. Skaggs, Jr.	55	Chief Executive Officer of NiSource since July 2005.

		President of NiSource since October 2004.

Christopher A. Helms	55	Executive Vice President and Group Chief Executive Officer since January 2008.

		Pipeline Group President of NiSource from April 2005 to December 2007.

		Principal of Helms & Company LP from December 2003 to March 2005.

Carrie J. Hightman	52	Executive Vice President and Chief Legal Officer of NiSource since December 2007.

		President, AT&T Illinois from April 2001 through October 2006.

Eileen O’Neill Odum	55	Executive Vice President and Group Chief Executive Officer of NiSource since December 2007.

		President of Northern Indiana, Northern Indiana Fuel and Light and Kokomo Gas since January 2008.

		Executive Vice President and Chief Operating Officer of Commonwealth Telephone Enterprises from July 2004 to March 2007.

Stephen P. Smith	48	Executive Vice President and Chief Financial Officer of NiSource since August 2008.

		Executive Vice President of NiSource from June 2008 to August 2008.

		Senior Vice President of Shared Services for American Electric Power Co. from January 2008 to May 2008.

		Senior Vice President and Treasurer, American Electric Power Company from January 2004 to December 2007.

Jimmy D. Staton	49	Executive Vice President and Group Chief Executive Officer since March 2008.

		Senior Vice President, Gas Delivery, Dominion Resources, Inc. from January 2006 to 2008.

		Senior Vice President, Delivery Operations, Dominion Resources, Inc. from July 2003 to January 2006.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (continued)
NiSource Inc.

Name	Age	Office(s) Held in Past 5 Years
Robert D. Campbell	50	Senior Vice President, Human Resources, of NiSource since May 2006.

		Senior Vice President, Human Resources, NiSource Corporate Services since September 2005.

		Of Counsel with the law firm of Schiff Hardin, LLP from January 2004 to September 2005.

Glen L. Kettering	55	Senior Vice President, Corporate Affairs, since March 2006.

		President of Columbia Transmission and Columbia Gulf from January 2001 to March 2006.

Jeffrey W. Grossman	58	Vice President and Controller of NiSource since November 2000.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NiSource Inc.
NiSource’s common stock is listed and traded on the New York Stock Exchange. The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2009		2008
	High	Low	High	Low

First Quarter	11.40	7.79	19.82	16.78
Second Quarter	11.82	9.64	18.80	17.07
Third Quarter	14.03	11.41	18.45	14.00
Fourth Quarter	15.82	12.83	15.59	10.35

As of December 31, 2009, NiSource had 34,299 common stockholders of record and 276,638,021 shares outstanding.
Holders of shares of NiSource’s common stock are entitled to receive dividends when, and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $0.92 per share for the years ended December 31, 2009, 2008 and 2007. At its January 19, 2010 meeting, the Board declared a quarterly common dividend of $0.23 per share, payable on February 19, 2010 to holders of record on January 29, 2010.
Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA
NiSource Inc.

Year Ended December 31,
(in millions except per share data)	2009	2008	2007	2006	2005

Statement of Income Data:
Gross Revenues
Gas Distribution	$3,296.2	$5,171.3	$4,332.5	$4,083.7	$4,484.7
Gas Transportation and Storage	1,239.5	1,132.4	1,089.6	1,027.0	1,000.8
Electric	1,213.2	1,357.0	1,358.6	1,300.0	1,249.5
Other	900.5	1,218.3	1,080.9	1,007.7	1,058.5

Total Gross Revenues	6,649.4	8,879.0	7,861.6	7,418.4	7,793.5

Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	3,331.4	3,245.7	3,186.4	3,081.8	3,095.6
Operating Income	801.9	918.7	916.6	915.9	953.8
Income from Continuing Operations	231.2	370.6	303.0	334.1	284.7
Results from Discontinued Operations — net of taxes	(13.5)	(291.6)	18.4	(52.3)	22.1
Cumulative Effect of Change in Accounting Principle — net of taxes		—	—	0.4	(0.3)
Net Income	217.7	79.0	321.4	282.2	306.5
Balance Sheet Data:
Total Assets	19,271.7	20,032.2	18,009.9	18,169.6	17,969.1
Capitalization
Common stockholders’ equity	4,854.1	4,728.8	5,076.6	5,013.6	4,933.0
Preferred stock		—	—	—	81.1
Long-term debt, excluding amounts due within one year	5,965.1	5,943.9	5,594.4	5,146.2	5,271.2

Total Capitalization	$10,819.2	$10,672.7	$10,671.0	$10,159.8	$10,285.3

Per Share Data:
Basic Earnings (Loss) Per Share ($)
Continuing operations	0.84	1.35	1.10	1.23	1.05
Discontinued operations	(0.05)	(1.06)	0.07	(0.19)	0.08

Basic Earnings Per Share	0.79	0.29	1.17	1.04	1.13

Diluted Earnings (Loss) Per Share ($)
Continuing operations	0.84	1.35	1.10	1.22	1.04
Discontinued operations	(0.05)	(1.06)	0.07	(0.19)	0.08

Diluted Earnings Per Share	0.79	0.29	1.17	1.03	1.12

Other Data:
Dividends paid per share ($)	0.92	0.92	0.92	0.92	0.92
Shares outstanding at the end of the year (in thousands)	276,638	274,262	274,177	273,654	272,623
Number of common shareholders	34,299	36,194	38,091	40,401	46,451
Capital expenditures ($ in millions)	777.2	1,299.9	786.5	627.1	570.8
Number of employees	7,616	7,981	7,607	7,439	7,822

(a) For 2009, Gas Distribution and Other gross revenues decreased due to a significant decline in natural gas commodity prices. Please see the Gas Distribution and Other Operations segment discussions for further information on the change in market conditions.
(b) For 2009, operating income decreased $25.3 million due to pre-tax restructuring charges, net of adjustments.
(c) For 2008, the Results from Discontinued Operations – net of taxes includes the after tax loss on disposition related to the sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $32.3 million, $63.3 million and $12.5 million, respectively, and an adjustment of $188.0 million for the Tawney litigation.
(d) In the third quarter of 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million included within Other, net on the Statements of Consolidated Income.
(e) During the second quarter 2008, Northern Indiana purchased Sugar Creek for $329.7 million, which is included in the above capital expenditures amount for 2008.

ITEM 6. SELECTED FINANCIAL DATA (continued)
NiSource Inc.
(f) During the fourth quarter of 2007, Whiting Clean Energy redeemed its outstanding long-term notes. The associated redemption premium of $40.6 million was recorded as a loss on early extinguishment of long-term debt.
(g) In 2007, Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues. As a result, this correction reduced net revenues by $25.5 million in the fourth quarter of 2007.
(h) In 2007, NiSource adopted the new measurement date provisions of the ASC topic for retirement benefits which decreased Total Assets by approximately $80.2 million, decreased Total Liabilities by approximately $76.8 million and decreased total Common stockholders’ equity by approximately $3.4 million, net of taxes.
(i) In 2006, NiSource adopted the amended ASC topic for retirement benefits which increased Total Assets by approximately $491.2 million, increased Total Liabilities by approximately $347.6 million and increased total Common stockholders’ equity by approximately $143.6 million, net of taxes.
(j) In 2005, restructuring charges related to the original IBM Agreement reduced Operating Income $82.8 million.
(k) During the fourth quarter 2005, Income from Continuing Operations was reduced due to Columbia’s redemption of issues of its senior unsecured notes and recorded charges associated with the redemption of these securities totaling $108.6 million, which were recognized as a loss on early extinguishment of long-term debt.

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, and counter-party credit risk, and the matters set forth in Item 1A, “Risk Factors” of this report, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
CONSOLIDATED REVIEW
Executive Summary
NiSource is an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are engaged in the transmission, storage and distribution of natural gas in the high-demand energy corridor stretching from the Gulf Coast through the Midwest to New England and the generation, transmission and distribution of electricity in Indiana. NiSource generates virtually 100% of its operating income through these rate- regulated businesses. A significant portion of NiSource’s operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas sales are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales and transportation services are more significant than in other months.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
For the twelve months ended December 31, 2009, NiSource reported income from continuing operations of $231.2 million, or $0.84 per basic share, compared to $370.6 million, or $1.35 per basic share for the same period in 2008.
Decreases in income from continuing operations were due primarily to the following items:
•	Employee and administrative expenses increased $102.3 million across NiSource’s business segments resulting from increased pension expense of $84.8 million, net of the deferral of $10.7 million of pension cost under Columbia of Ohio’s recent PUCO Order described further below. The increase in pension expense for 2009 is primarily due to a $797.7 million reduction in pension plan assets in 2008. Pension plan assets declined as a result of a 30.3% negative return on assets for the year due to the overall market decline and benefit payments of $165.9 million made during 2008.

•	Electric Operations net revenues were $41.0 million lower primarily due to the impact of cooler weather and lower industrial usage and off-system sales. Industrial volumes declined approximately 17% for the year ended 2009 when compared to 2008.

•	NiSource’s Gas Transmission and Storage Operations segment recorded $19.9 million in restructuring charges, primarily in the first quarter of 2009. Northern Indiana recorded a $5.4 million restructuring charge primarily in the third quarter of 2009, impacting Gas Distribution Operations by $1.7 million and Electric Operations by $3.7 million.

•	Higher depreciation cost of $22.0 million due mainly to capital expenditures incurred during 2008 and in 2009.

•	Interest expense increased $19.3 million primarily due to incremental interest expense associated with the issuance of $700 million of long-term debt in May 2008, $600 million of long-term debt in March 2009 and a $385 million two-year term loan entered into in April of 2009, partially offset by the open market repurchase of $100 million long-term debt in January 2009, the $250.6 million tender offer repurchase of long-term debt in April 2009 and lower short-term interest rates.

•	Other, net decreased $19.0 million as a result of a sale of an investment in 2008 for a pre-tax gain of $16.7 million and lower interest income in 2009.
Decreases in income from continuing operations were partially offset due to the following items:

•	Gas Distribution Operations’ net revenues increased by $66.7 million due primarily to increased revenues of $97.2 million from regulatory initiatives including impacts from rate proceedings, partly offset by decreased industrial and residential usage, lower off-system sales revenues and the impact of weather.

•	Gas Transmission and Storage Operations’ net revenues increased by $65.4 million due primarily to increases in firm capacity reservation fees principally from growth projects such as the Eastern Market Expansion, the Ohio Storage Expansion and new Appalachian supply contracts, increases in shorter-term transportation and storage services, and mineral rights leasing.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Four-Point Platform for Growth
NiSource’s four key initiatives to build a platform for long-term, sustainable growth continue to comprise commercial and regulatory initiatives; commercial growth and expansion of the gas transmission and storage business; financial management of the balance sheet; and process and expense management.

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
On June 27, 2008, Northern Indiana filed a petition for new electric base rates and charges. It has been more than 22 years since Northern Indiana has had an electric base rate increase. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Evidentiary hearings concluded on August 6, 2009, and the briefing schedule concluded in January 2010. The case is expected to be resolved with new electric rates effective during the first half of 2010.
Northern Indiana received a favorable regulatory order on February 18, 2009 related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was in service for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and carrying costs associated with the $330 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO.
Northern Indiana anticipates filing another electric base rate case during 2010. Among other things, the filing is expected to include the effect of increased pension expense, as well as demand levels based on more recent operating experience.
Northern Indiana currently has plans underway for the filing of a gas rate case, the first since 1987. The filing is expected to be made in 2010, with new rates anticipated to be effective in early 2011.
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
On January  30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction will replace Columbia’s current GCR mechanism for providing commodity gas supplies to its sales customers. By order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia will conduct two consecutive one-year long standard service offer auction periods starting April 2010 and April 2011. On February 23, 2010, Columbia held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per mcf. On February 24, the PUCO issued an Entry that approved the results of the auction and directed Columbia to proceed with the implementation of the standard service offer process.
On February 27, 2009, Columbia of Ohio filed an application to adjust rates associated with Rider IRP. Rider IRP recovers costs associated with the replacement of natural gas risers that are prone to failure; maintenance, repair and replacement of customers service lines; an Accelerated Mains Replacement Program; and installation of Automatic Meter Reading Devices. On June 2, 2009, Columbia of Ohio filed a Joint Stipulation and Recommendation that settled all issues. On June 24, 2009, the PUCO issued an Order approving the Stipulation. Rates associated with Rider IRP were increased by $13.8 million annually beginning in July 2009.
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances will not accrue carrying charges and Columbia of Ohio may not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years. The amount deferred was approximately $13 million in 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
On January 28, 2010, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking an increase of approximately $32 million annually. The company anticipates a final order will be received and new rates will go into effect in the fourth quarter of 2010.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts DPU, requesting an annual increase of $34.2 million. In its initial filing, Bay State sought revenue decoupling, as well a mechanism for the recovery of costs associated with the replacement of the company’s infrastructure. On October 30, 2009, the Massachusetts DPU issued a decision granting the company a $19.1 million base rate increase and approving the company’s proposed revenue decoupling mechanism and infrastructure replacement program. New rates went into effect November 1, 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky sought enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the replacement of the company’s infrastructure. A settlement agreement with all parties was presented in a hearing before the Kentucky PSC on September 18, 2009. The settlement agreement provided for a base rate increase of approximately $6 million, the authorization of an increase to the monthly customer charge, the implementation of an Accelerated Main Replacement Program rider and the introduction of a residential energy efficiency program. On October 26, 2009, the Kentucky PSC approved the settlement agreement as filed, with new rates taking effect on October 27, 2009.
On June 8, 2009, Columbia of Virginia filed an Application with the VSCC for approval of a CARE Plan for a three-year period beginning January 1, 2010. The CARE Plan included incentives for residential and small general service customers to actively pursue conservation and energy efficiency measures, a surcharge designed to recover the costs of such measures on a real-time basis, and a performance-based incentive for the delivery of conservation and energy efficiency benefits. The CARE Plan also included a rate decoupling mechanism designed to mitigate the impact of declining customer usage. On October 28, 2009, Columbia of Virginia and other parties to the proceeding presented a unanimous settlement to the Hearing Examiner, which provided for approval of the CARE Plan Application with modifications. The settlement was approved by the VSCC on December 4, 2009, with mechanisms becoming effective January 1, 2010.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland PSC. On February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. On March 27, 2009, the settlement was approved as filed.
On January 28, 2010, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking an increase of approximately $2 million annually. The company anticipates a final order will be received and new rates will go into effect in the second quarter of 2010.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory matters.
Bear Garden Station. Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 585 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station with an anticipated in-service date of September 1, 2010.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
Millennium Pipeline Project. The Millennium partnership is currently owned by Columbia Transmission (47.5%), DTE Millennium Company (26.25%), and National Grid Millennium LLC (26.25%) with Columbia Transmission acting as operator. The Millennium pipeline was substantially completed in the fourth quarter of 2008 and the pipeline commenced service on December 22, 2008, with the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City market through its pipeline interconnections. Construction restoration was completed in the third quarter of 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing for Millennium is expected to be completed during 2010. As of December 31, 2009, Millennium owed $798.9 million under the interim bank credit agreement, which extends through August 2010. NiSource contributed $26.4 million to Millennium and received $2.8 million in distributions from Millennium for the twelve months ended December 31, 2009. Additional information on this guarantee is provided in Note 20-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements.
Hardy Storage Project. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont. All three phases of Hardy Storage are in service, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. Hardy Storage has a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day.
Line 1570 Project. In October 2008, Columbia Transmission entered into a Precedent Agreement to gather and transport phased-in volumes of up to 150,000 Dth per day of gas in the Waynesburg, PA area along Line 1570. The first two phases of this project were available for service in October 2008 and March 2009. Facilities were substantially completed in fourth quarter of 2009, allowing for incremental volumes to be delivered. Additional volumes are expected to be phased in during 2010.
Columbia Penn Project. In September 2008, Columbia Transmission announced its intention to develop additional natural gas transmission, gathering and processing services along and around its existing pipeline corridor between Waynesburg, PA and Renovo, PA, referred to as the “Columbia Penn” corridor. This two-phase development will provide access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation which underlies Columbia Transmission’s transmission and storage network in the region. Phase I was placed into service in February 2009 and Phase II was placed into service in November 2009.
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
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion was available beginning May 2009 and the expansion was placed in full service during the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis, with the FERC authorized market-based rates for these and any future services.
Easton Compressor Station Project. On March 30, 2009, Columbia Transmission announced a binding open season for capacity into premium East Coast markets resulting from modifications made to the company’s Easton Compressor Station. The modifications increase delivery capacity from the Wagoner interconnection point between the Columbia Transmission and Millennium pipeline systems. Through the open season, which closed on April 3, 2009, Columbia Transmission received 30,000 Dth per day of binding bids. Construction began and was completed and service commenced in the fourth quarter of 2009.
Cobb Compressor Station Project. This project continues the Gas Transmission and Storage Operations segment strategy to meet producers’ near-term, incremental transportation demand in the Appalachian Basin. Shippers have

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
also executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Expansion is expected to be in service by May 2010.
Majorsville, PA Project. The Gas Transmission and Storage Operations segment is in the process of executing three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Precedent Agreements were executed by anchor shippers in the fourth quarter of 2009. On January 20, 2010, Columbia Transmission filed with the FERC an application to transfer certain pipeline facilities to a newly formed affiliate, NiSource Midstream, LLC that, once approved, will be part of the facilities providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. The Majorsville, PA project is expected to be in service by the end of the third quarter 2010.
Financial Management of the Balance Sheet
NiSource remains committed to maintaining its liquidity position through management of capital spending, working capital and operational requirements, and its financing needs. NiSource has been closely monitoring developments relative to the conditions in the financial markets and has executed on its plan to effectively manage through this period by taking the following actions:
•	On December 4, 2009, NiSource Finance issued $500.0 million of 6.125% unsecured notes that mature March 1, 2022.

•	During November 2009, NiSource Finance redeemed $417.6 million of its floating rate notes.

•	On October 23, 2009 new accounts receivable securitization agreements were executed at Columbia of Ohio and Northern Indiana. Total combined capacity of these facilities is $475 million at peak heating season.

•	On April 9, 2009, NiSource Finance announced the final closing of a $385 million senior unsecured two-year bank term loan with a maturity of February 11, 2011. Borrowings under the bank term loan had an effective cost of LIBOR plus 538 basis points. On February 16, 2009, NiSource announced the initial closing of the bank term loan at the level of $265 million. Under an accordion feature, NiSource was able to increase the loan by $120 million prior to final closing. On December 7, 2009, this term loan was repaid with proceeds from the December 4, 2009, $500 million debt offering.

•	On March 31, 2009, NiSource Finance announced that it was commencing a cash tender offer for up to $300 million aggregate principal amount of its outstanding 7.875% notes due 2010. On April 28, 2009, NiSource Finance announced that $250.6 million of these notes were successfully tendered.

•	On March 9, 2009, NiSource Finance issued $600 million of senior unsecured notes in an underwritten offering. NiSource used the proceeds from the issuance to complete the refinancing of outstanding debt that was scheduled to mature in November 2009 and for general corporate purposes, including refinancing a portion of outstanding debt scheduled to mature in November 2010.

•	During January 2009, NiSource repurchased $32.4 million of the $450.0 million floating rate notes scheduled to mature in November 2009 and $67.6 million of the $1.0 billion 7.875% unsecured notes scheduled to mature in November 2010.
NiSource’s liquidity position was significantly strengthened during the third quarter as the result of a change in tax method regarding certain electric and gas utility repair costs. Under the new tax accounting method, NiSource recorded federal and state income tax receivables of $295.7 million in the third quarter of 2009. In October 2009, $263.5 million of these refunds were received, with additional refunds of $25.3 million received in December 2009 and January and February 2010. The balance of the refunds is expected to be received before the end of the second quarter 2010.
Credit Ratings. On December 15, 2009, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
November 24, 2009, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries, and revised the outlook to stable from negative. On March 5, 2009, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-, and revised the outlook to stable from negative. Although all ratings continue to be investment grade, a downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Process and Expense Management
During the first quarter of 2009, NiSource began an organizational restructuring initiative, beginning with Gas Transmission and Storage Operations, in response to the decline in overall economic conditions.
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment took steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $19.9 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs. As of December 31, 2009, 309 employees had been terminated from employment.
In September 2009, NiSource announced the restructuring of Northern Indiana, which aims to redefine business and operations strategies and achieve cost reductions, and impacts both Electric Operations and Gas Distribution Operations. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. As of December 31, 2009, 36 employees had been terminated from employment.
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
Refer to “Management’s Report on Internal Control over Financial Reporting” included in Item 9A.
Results of Operations
The following information should be read taking into account the critical accounting policies applied by NiSource and discussed in “Other Information” of this Item 7.
Income from Continuing Operations and Net Income
For the twelve months ended December 31, 2009, NiSource reported income from continuing operations of $231.2 million, or $0.84 per basic share, compared to $370.6 million, or $1.35 per basic share in 2008. Income from continuing operations for the twelve months ended December 31, 2007 was $303.0 million, or $1.10 per basic share.
Including results from discontinued operations, NiSource reported 2009 net income of $217.7 million, or $0.79 per basic share, 2008 net income of $79.0 million, or $0.29 per basic share, and 2007 net income of $321.4 million, or $1.17 per basic share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations. An increase in operating expenses of $16.3 million for the 2009 year was offset by a corresponding increase to net revenues reflecting recovery of these tracked costs. In the 2008 period, an increase in operating expenses of $17.5 million for trackers was offset by a corresponding increase to net revenues reflecting recovery of these costs. These increases in 2009 and in 2008 were largely attributable to higher uncollectible accounts.
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
Total consolidated net revenues for the twelve months ended December 31, 2009, were $3,331.4 million, an $85.7 million increase compared with 2008. Net revenues increased primarily due to increased Gas Distribution Operations’ net revenues of $66.7 million and increased Gas Transmission and Storage Operations’ net revenues of $65.4 million, partially offset by lower Electric Operations’ net revenues of $41.0 million. Gas Distribution Operations’ net revenues were higher due to increased revenues of $97.2 million from regulatory initiatives including impacts from rate proceedings, partially offset by decreased residential and industrial customer usage of $22.0 million, a $13.0 million decrease in off-system sales and the impact of warmer weather of approximately $8 million. Within Gas Transmission and Storage Operations, net revenues increased due to increases in firm capacity reservation fees of $29.5 million, shorter-term transportation and storage services of $18.6 million and mineral rights leasing of $12.2 million. The increase in firm capacity reservation fees was the result of growth projects such as the Eastern Market Expansion, the Ohio Storage Expansion and new Appalachian supply contracts. Electric Operations’ net revenues decreased due to the impact of cooler weather of approximately $18 million, lower industrial usage of $17.4 million, which was significantly impacted by economic conditions, lower capacity and energy sales into the PJM Interconnection of $13.5 million, $9.1 million of lower off-system sales and $9.5 million lower emission allowance sales, partially offset by increased residential and commercial usage of $12.4 million and lower non-recoverable purchased power of $10.1 million. The major steel company customers operated at full capacity for the first half of 2008. Production decreased sharply in October 2008, bottoming near 50% in May 2009. Since then, NiSource has seen growth in its power sales to these customers.
Total consolidated net revenues for the twelve months ended December 31, 2008 were $3,245.7 million, a $59.3 million increase compared with 2007. The increase in net revenues is from higher Gas Distribution Operations net revenue which increased by $64.1 million. This increase in net revenues was due primarily to regulatory and service programs including impacts from rate proceedings at Columbia of Pennsylvania, Columbia of Ohio, Columbia of Kentucky and Bay State of $21.9 million, increased trackers of $17.5 million offset in expense, the impact of an adjustment for estimated unbilled revenues of $14.6 million recorded by Northern Indiana in 2007, and colder weather of approximately $9 million. Gas Transmission and Storage Operations net revenues decreased $2.1 million mainly due to lower shorter-term transportation and storage services and commodity margin revenues of $24.0 million and the impact of a regulatory settlement of $9.0 million, partially offset by increased subscriptions for firm transportation services of $23.1 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system. Electric Operations net revenues decreased $5.7 million from 2007 a result of lower residential sales volumes and lower residential and commercial margins of $19.5 million, lower wholesale transactions of $14.1 million, the impact of cooler weather of approximately $12 million and $11.4 million of higher MISO related costs, partially offset by the impact of a $33.5 million settlement in third quarter of 2007 related to the cost of power purchased by Northern Indiana in 2006 and 2007 and the impact of a $10.9 million adjustment for estimated unbilled electric revenues recorded in 2007. Other Operations net revenues were essentially flat compared with 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Expenses
Operating expenses were $2,545.5 million in 2009, an increase of $206.2 million from the comparable 2008 period. This increase was mainly due to higher employee and administrative expenses of $102.3 million, which primarily resulted from higher pension expense of $84.8 million, net of deferring $10.7 million of pension costs under the regulatory order that was granted to Columbia of Ohio in July 2009, and higher payroll and benefits expense of $29.6 million. Operating expenses also increased as a result of restructuring charges of $27.2 million, impairment charges of $22.8 million in 2009, higher depreciation of $22.0 million, $21.6 million in increased legal reserves, and increased trackers of $16.3 million offset in net revenues. The increase in benefits expense is due in part to a $12.7 million adjustment that decreased expense in the third quarter of 2008, which resulted from the misclassification of certain claims in 2007.
Operating expenses were $2,339.3 million in 2008, an increase of $60.1 million from the comparable 2007 period. This increase was primarily due to higher employee and administrative expenses of $37.5 million, a $27.0 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008 and $6.6 million of depreciation for the new Sugar Creek plant, higher electric generation and maintenance expenses of $11.6 million and higher gross receipts and other taxes of $9.2 million. These increases in expense were partially offset by an adjustment decreasing employee benefits expense by $12.7 million and lower legal reserves of $10.7 million. The $12.7 million adjustment decreasing employee benefit expenses was due to a misclassification in 2007 of certain medical claims. This adjustment had no impact on actual medical claims paid or coverage to benefit participants. The higher generation and maintenance expenses were primarily attributable to planned turbine and boiler maintenance and a generator overhaul, as well as $4.1 million in incremental costs associated with the Sugar Creek facility.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $16.0 million in 2009, an increase of $3.7 million over 2008. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations business. Equity earnings from Millennium, which was placed into service on December 22, 2008, totaled $12.1 million for 2009, net of an $8.1 million reduction resulting from interest rate hedges relating to Millennium’s decision to delay permanent financing until 2010.
Equity Earnings in Unconsolidated Affiliates were $12.3 million in 2008 compared to $9.4 million in 2007. Equity earnings increased $2.9 million due to higher AFUDC earnings from Millennium partially offset by increased interest expense from Hardy Storage.
Other Income (Deductions)
Other Income (Deductions) in 2009 reduced income $404.9 million compared to a reduction of $362.1 million in 2008. Interest expense increased by $19.3 million primarily due to incremental interest expense associated with the issuance of $700 million of long-term debt in May 2008, the issuance of $600 million of long-term debt in March 2009 and a $385 million two-year term loan entered into in April 2009, partially offset by the open market repurchase of $100 million of long-term debt in January 2009, the $250.6 million tender offer repurchase of long-term debt in April 2009 and lower short-term interest rates. Other, net was a loss of $1.4 million compared to income of $17.6 million for 2008 primarily due to the sale of an investment in 2008 at a gain and lower interest income in 2009. On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million. JOF Transportation Company held a 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.
Other Income (Deductions) in 2008 reduced income $362.1 million compared to a reduction of $449.0 million in 2007. This decrease in other deductions of $86.9 million was mainly due to lower interest expense, higher other income and a redemption premium of $40.6 million which reduced income in 2007 related to the early extinguishment of long-term notes for Whiting Clean Energy. Interest expense, net was $379.7 million for 2008 compared to $401.9 million for 2007. This decrease of $22.2 million was mainly due to lower short-term interest rates and credit facility fees, and the retirement late in 2007 of high cost debt associated with the Whiting Clean Energy facility. Other, net was income of $17.6 million for 2008 compared to a loss of $6.5 million for the comparable 2007 period due to the sale of an investment at a gain and lower costs associated with the sale of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
accounts receivable. On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million. The other deduction in 2007 was due to a redemption premium of $40.6 million related to the early extinguishment of long-term notes for Whiting Clean Energy.
Income Taxes
The effective income tax rates were 41.8%, 33.4%, and 35.2% in 2009, 2008 and 2007, respectively. The 8.4% increase in the overall effective tax rate in 2009 versus 2008 was the result of certain nondeductible expenses, which increased tax expense $5.3 million, additional deferred income tax expense of $9.7 million related primarily to state income tax apportionment changes, and a reduction in AFUDC-Equity that increased tax expense by $3.2 million. In addition, the effective tax rate for 2008 was reduced by $14.9 million for the change in Massachusetts state taxes discussed below. The 1.8% decrease in the overall effective tax rate in 2008 versus 2007 was primarily the result of the change in Massachusetts state taxes.
During the third quarter of 2009, NiSource received permission from the IRS to change its tax method of capitalizing certain costs which it applied on a prospective basis to the federal and state income tax returns filed for its 2008 tax year. Under the new tax accounting method, NiSource recorded federal and state income tax receivables of $295.7 million. In October 2009, $263.5 million of these refunds were received, with additional refunds of $25.3 million received in December 2009 and January and February 2010. The balance of the refunds is expected to be received by the end of the second quarter of 2010. The loss for the 2008 tax year resulted in $1.2 million of additional federal income tax expense due to the elimination of Section 199 deductions. The impact of certain state restrictions on loss carrybacks and carryforwards resulted in a net charge to state income tax expense of $5.5 million.
During the third quarter of 2008, the Governor of Massachusetts signed into law a bill that significantly changed the Massachusetts corporate income tax regime. Under the new law, which became effective for tax years beginning on or after January 1, 2009, NiSource calculates its Massachusetts income tax liability on a unitary basis, meaning that the income tax obligation to the Commonwealth of Massachusetts is determined based on an apportioned share of all of NiSource’s income, rather than just the income of NiSource’s subsidiaries doing business in Massachusetts. Because of NiSource’s substantial operations outside of Massachusetts, the new law had the impact of reducing the deferred income tax liability to Massachusetts. NiSource recognized the impact of this tax law change as a $14.9 million reduction in income tax expense in 2008. Income tax expense for 2009 reflects the impact of the new law on a prospective basis.
Discontinued Operations
Discontinued operations reflected a loss of $13.5 million, or $0.05 loss per basic share, in 2009, a loss of $291.6 million, or $1.06 loss per basic share, in 2008, and income of $18.4 million, or $0.07 per basic share, in 2007.
The loss in 2009 includes activities associated with CER, and other former subsidiaries where NiSource has retained certain liabilities, as well as for impairment charges associated with certain properties to be sold by NDC Douglas Properties.
The loss in 2008 is primarily attributable to an adjustment to the reserve for the Tawney litigation and losses from businesses disposed during the year. During 2008 NiSource recorded an after-tax loss of $108.2 million for the dispositions of Northern Utilities, Granite State Gas and Whiting Clean Energy. In the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities, Granite State Gas and Whiting Clean Energy as discontinued operations. As such, net income of $4.4 million and $9.0 million was classified as discontinued operations for the years ended 2008 and 2007, respectively.
Discontinued operations reflected income of $18.4 million, or $0.07 per basic share, in 2007. The $18.4 million of income from discontinued operations in 2007 includes net income from Northern Utilities, Granite State Gas and Whiting Clean Energy of $9.0 million, a $7.5 million reduction, net of taxes, in the liability for unrecognized tax benefits and $0.9 million in related interest, net of taxes, associated with the issuance of additional tax guidance in the first quarter of 2007.

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
Operating Activities
Net cash from operating activities for the twelve months ended December 31, 2009 was $1,666.2 million, an increase of $1,080.9 million from a year ago. During 2009, gas prices dropped dramatically resulting in a $324.4 million over-recovery of gas cost, while during 2008 gas prices increased resulting in only a $3.6 million over-recovery of gas costs. This same gas pricing scenario resulted in an increase in working capital for collection of accounts receivables. During 2009, collection of accounts receivable generated a source of working capital totaling $258.9 million compared to a $202.4 million use of working capital in 2008. Net withdrawals of gas inventory in 2009 generated a source of working capital amounting to $128.7 million compared to net injections in 2008 and an $82.4 million use of working capital.
Income Tax Refunds. In the third quarter of 2009, NiSource filed its consolidated federal income tax return reflecting a significant tax loss primarily due to its change in method of accounting related to capitalizing certain costs. Under the new tax accounting method, NiSource recorded federal and state income tax receivables of $295.7 million, with additional refunds of $25.3 million received in December 2009 and January and February 2010. The balance of the refunds is expected to be received before the end of the second quarter of 2010.
Tawney Settlement. NiSource’s share of the settlement liability is up to $338.8 million. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of December 31, 2009, NiSource has contributed a total of $277.3 million into the qualified settlement fund, $25 million of which was contributed in 2008. As of December 31, 2009, $61.5 million of the maximum settlement liability has not been paid. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource has since contributed approximately an additional $18.0 million. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator. Refer to Part I, Item 3, “Legal Proceedings,” for additional information.
Pension and Other Postretirement Plan Funding. In 2009, NiSource contributed $103.0 million to its pension plans and $60.8 million to its postretirement medical and life plans. In 2010, NiSource expects to make contributions of approximately $161.0 million to its pension plans and approximately $49.1 million to its postretirement medical and life plans. At December 31, 2009, NiSource’s pension and other post-retirement benefit plans were underfunded by $674.5 million and $444.7 million, respectively.
Investing Activities
As part of its efforts to strengthen its balance sheet and focus on its core regulated assets, NiSource took a number of steps in 2008 to divest certain non-strategic assets. These included:
•	The completion of the sale of Northern Utilities and Granite State Gas to Unitil Corp. for $209.1 million, including working capital.

•	The sale of the Whiting Clean Energy facility to BPAE for $216.7 million, including working capital.

•	The disposition of certain non-strategic Columbia Gulf assets in the Gulf of Mexico area.
Capital Expenditures and Other Investing Activities. The tables below reflect actual capital expenditures and other investing activities by segment for 2007, 2008 and 2009, and estimates for 2010. The other investing activities related to equity investments in Millennium and Hardy Storage are included within the Gas Transmission and Storage Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

(in millions)	2010E	2009	2008	2007

Gas Distribution Operations	$391.7	$343.2	$369.7	$286.3
Gas Transmission and Storage Operations	300.0	287.4	383.8	225.7
Electric Operations	208.3	162.6	552.4	241.5
Other Operations	0.4	5.4	0.7	10.4

Total	$900.4	$798.6	$1,306.6	$763.9

For 2009, capital expenditures and certain other investing activities were $798.6 million, a decrease of $508.0 million versus 2008. A significant amount of the decrease was due to lower capital expenditures within Electric Operations of $389.8 million, due to increased 2008 capital expenditures for the purchase of Sugar Creek.
Capital expenditures decreased within Gas Distribution Operations and Gas Transmission and Storage Operations by $26.5 million and $96.4 million, respectively. The decrease within Gas Distribution Operations segment was primarily due to lower expenditures on maintenance activities. The decrease within the Gas Transmission and Storage Operations segment was primarily due to lower expenditures on growth projects relative to 2008.
For 2010 the projected capital program and certain other investing activities are expected to be $900.4 million, which is $101.8 million higher than the 2009 capital program. This increased spending is mainly due to higher expenditures for the infrastructure replacement programs in the Gas Distribution segment and increased maintenance expenditures in the Electric Operations segment. The program is expected to be funded through a combination of cash flow from operations and short term debt.
In 2008, NiSource received proceeds from the sale of Whiting Clean Energy, Northern Utilities, and Granite State of $216.7 million, $187.3 million, and $14.3 million, respectively. Since these businesses were reported as discontinued operations, these amounts are included within, “Net Investing Activities from Discontinued Operations,” on the Statements of Consolidated Cash Flows.
On May 30, 2008, Northern Indiana purchased Sugar Creek for approximately $330 million to address the need for additional capacity. Refer to Note 5, “Property, Plant and Equipment,” in the Notes to Consolidated Financial Statements for further discussion.
Restricted cash was $174.7 million and $286.6 million for the years ended December 31, 2009 and 2008, respectively. The decrease in restricted cash was due primarily to the change in forward gas prices which resulted in decreased margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.
NiSource received insurance proceeds for capital repairs of $62.7 million, $46.7 million, and $17.4 million related to hurricanes and other items in 2009, 2008, and 2007, respectively.
Financing Activities
Long-term Debt. During 2009, NiSource successfully executed its 2009 financing and liquidity plan through the following activities:
•	On December 4, 2009, NiSource Finance issued $500.0 million of 6.125% senior unsecured notes that mature March 1, 2022.

•	During November 2009, NiSource Finance redeemed $417.6 million of its floating rate notes.

•	On April 9, 2009, NiSource Finance announced the final closing of a $385 million senior unsecured two-year bank term loan with a maturity of February 11, 2011. Borrowings under the bank term loan had an effective cost of LIBOR plus 538 basis points. On February 16, 2009, NiSource announced the initial closing of the bank term loan at the level of $265 million. Under an accordion feature, NiSource was able

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
to increase the loan by $120 million prior to final closing. On December 7, 2009, this term loan was repaid with proceeds from the December 4, 2009, $500.0 million debt offering.

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
During August 2008, after a series of negative events in the tax-exempt auction rate market, Northern Indiana converted its Jasper County Pollution Control Bonds, having a total principal value of $254 million, from variable rate demand mode to fixed rate demand mode. The weighted average interest rate is now fixed at 5.58%.
During July 2008, Northern Indiana redeemed $24.0 million of its medium-term notes, with an average interest rate of 6.80%.
On May 15, 2008, NiSource Finance issued $500.0 million of 6.80% unsecured notes that mature January 15, 2019 and $200.0 million of 6.15% unsecured notes that mature on March 1, 2013. The notes due in 2013 constitute a further issuance of the $345.0 million 6.15% notes issued February 19, 2003, and form a single series having an aggregate principal amount outstanding of $545.0 million.
Credit Facilities. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. During September 2008, NiSource Finance entered into an additional $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that was originally due to expire on March 23, 2009. However, on February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan. The two year term loan was subsequently repaid in December 2009 with proceeds from the December 4, 2009, $500.0 million debt offering.
NiSource Finance had outstanding credit facility borrowings of $103.0 million at December 31, 2009, at a weighted average interest rate of 0.59%, and borrowings of $1,163.5 million at December 31, 2008, at a weighted average interest rate of 1.09%.
As of December 31, 2009 and December 31, 2008, NiSource Finance had $87.8 million and $87.3 million of stand-by letters of credit outstanding, respectively. A letter of credit of $254 million was issued on January 13, 2009 to cover payments related to the Tawney settlement, of which $67.1 million remained outstanding as of December 31, 2009.
As of December 31, 2009, an aggregate of $1,312.0 million of credit was available under the credit facility.
Debt Covenants. NiSource is subject to one financial covenant under its five-year revolving credit facility. This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in the 2005 private placement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2009, the ratio was 58.3%.
NiSource is also subject to certain other non-financial covenants under the revolving credit facility. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $150 million. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource’s assets to no more than 10% of its consolidated total assets and dispositions for a price not materially less than the fair

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
market value of the assets disposed of that do not impair the ability of NiSource and NiSource Finance to perform obligations under the revolving credit facility, and that, together with all other such dispositions, would not have a material adverse effect. The revolving credit facility also include a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.
NiSource’s indentures generally do not contain any financial maintenance covenants. However, NiSource’s indentures are generally subject to cross default provisions ranging from uncured payment defaults of $5 million to $50 million, and limitations on the incurrence of liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets capped at 10% of NiSource’s consolidated net tangible assets.
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
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $275 million. CGORC’s agreement with the commercial paper conduit has a scheduled termination date of October 22, 2010, and can be renewed if mutually agreed to by both parties. As of December 31, 2009, $88.4 million of accounts receivable had been sold by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, it is an event of termination if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originated, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, was party to an agreement with Citibank, N.A. under the terms of which it sold an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On May 20, 2009, NRC and Citibank, North America, Inc. terminated their agreement while Northern Indiana and NRC concurrently terminated their agreement. In conjunction with the termination of the sales agreement on May 20, 2009, Northern Indiana made a payment of $65.3 million to Citibank, N.A. in exchange for rights in the receivables held by Citibank, N.A.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. NARC’s agreement with the commercial paper conduit has a scheduled termination date of October 22, 2010, and can be renewed if mutually agreed to by both parties. As of December 31, 2009, $100.0 million of accounts receivable had been sold by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, it is an event of termination if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB, or Ba2 at either Standard and Poor’s or Moody’s, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
In the fourth quarter of 2009, Columbia of Pennsylvania filed a petition with the Pennsylvania PUC to add an accounts receivable securitization facility. The capacity of this facility is expected to be $75 million. The petition was approved February 25, 2010.
NiSource’s accounts receivable programs qualify for sale accounting based upon the conditions met in ASC Topic 860 — Transfers and Servicing. In the agreements, all transferred assets have been isolated from the originator and put presumptively beyond the reach of the originator and its creditors. The originators do not retain any interest in the sold receivables.
All accounts receivables sold to the commercial paper conduits are valued at face value, which approximate fair value due to its short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined in part by required loss reserves under the agreements.
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting will be recorded as short-term borrowings on the Consolidated Balance Sheets. The maximum amount of short-term borrowings that could be recorded related to NiSource’s accounts receivable programs is $475 million. Refer to Note 2, “Recent Accounting Pronouncements,” for additional information.
Credit Ratings. On December 15, 2009, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 24, 2009, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries, and revised the outlook to stable from negative. On March 5, 2009, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-, and revised the outlook to stable from negative. Although all ratings continue to be investment grade, a downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $24 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. Under Northern Indiana’s trade receivables sales program, it is an event of termination if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB, or Ba2 at either Standard and Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s trade receivables sales program, it is an event of termination if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and purchase obligations for various services including pipeline capacity and IBM outsourcing. The table below excludes all amounts classified as current liabilities on the Consolidated Balance Sheets, other than current maturities of long-term debt and current interest payments on long-term debt. The total contractual obligations in existence at December 31, 2009 and their maturities were:

(in millions)	Total	2010	2011	2012	2013	2014	After

Long-term debt	$6,676.2	$714.6	$29.7	$315.9	$613.9	$546.6	$4,455.5
Capital leases	38.8	4.7	4.2	4.3	4.6	5.0	16.0
Interest payments on long-term debt	2,987.4	390.5	371.2	373.8	331.6	312.7	1,207.6
Operating leases	322.8	45.1	44.1	41.8	38.6	38.9	114.3
Energy commodity contracts	1,083.5	624.5	138.3	106.4	82.3	66.0	66.0
Service obligations:
Pipeline service obligations	1,901.1	268.7	255.7	239.9	198.7	144.6	793.5
IBM service obligations	503.7	102.0	94.9	90.8	89.6	86.9	39.5
Vertex Outsourcing LLC service obligations	65.1	12.0	12.0	11.8	11.8	11.7	5.8
Other service obligations	333.3	134.0	135.9	56.6	6.8	—	—
Other long-term liabilities	271.6	271.6	—	—	—	—	—

Total contractual obligations	$14,183.5	$2,567.7	$1,086.0	$1,241.3	$1,377.9	$1,212.4	$6,698.2

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource calculated estimated interest payments for long-term debt as follows: for the fixed-rate debt, interest is calculated based on the applicable rates and payment dates; for variable-rate debt, interest rates are used that are in place as of December 31, 2009. For 2010, NiSource projects that it will be required to make interest payments of approximately $402 million, which includes $390.5 million of interest payments related to its long-term debt outstanding as of December 31, 2009. At December 31, 2009, NiSource also had $103.0 million in short-term borrowings outstanding.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring equal annual payments of $5.8 million over 10 years, which began in January 2008. This agreement is recorded as a capital lease.
NiSource’s subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent the minimum quantities of these commodities NiSource is obligated to purchase at both fixed and variable prices.
In July 2008, the IURC issued an order approving Northern Indiana’s purchase power agreements with subsidiaries of Iberdola Renewables, Buffalo Ridge I LLC and Barton Windpower LLC. These agreements provide Northern Indiana the opportunity and obligation to purchase up to 100 mw of wind power commencing in early 2009. The contracts extend 15 and 20 years, representing 50 mw of wind power each. No minimum quantities are specified within these agreements due to the variability of electricity production from wind, so no amounts related to these contracts are included in the table above. Upon any termination of the agreements by Northern Indiana for any reason (other than material breach by Buffalo Ridge I LLC or Barton Windpower LLC), Northern Indiana may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination. Northern Indiana began purchasing wind power in April 2009.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2010 to 2045, require NiSource to pay fixed monthly charges.
On December 12, 2007, NiSource Corporate Services amended its agreement with IBM to provide business process and support functions to NiSource. IBM has retained responsibility for information technology operations. NiSource Corporate Services will continue to pay IBM for the amended services under a combination of fixed or variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $505 million to IBM in service fees over the remaining 5.5 year term. Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s un-recovered capital investments, and IBM wind-down expense. This termination fee could be a material amount depending on the events giving rise to termination and the timing of the termination.
NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $65.1 million to Vertex Outsourcing LLC in service fees over the remaining 5.5 year term. Upon termination of the agreement by NiSource for any reason (other than material breach by Vertex Outsourcing LLC), NiSource may be required to pay a termination charge not to exceed $13.8 million.
Northern Indiana has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2013 and are included within, “Other service obligations,” in the table of contractual commitments.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992, and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
NiSource’s expected payments included within, “Other long-term liabilities,” in the table of contractual commitments above contains employer contributions to pension and other postretirement benefits plans expected to be made in 2010. Plan contributions beyond 2010 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated. In 2010, NiSource expects to make contributions of approximately $161.0 million to its pension plans and approximately $49.1 million to its postretirement medical and life plans. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.
Not included in the table above are $5.8 million of estimated federal and state income tax liabilities, including interest. If or when such amounts may be settled is uncertain and cannot be estimated at this time. Refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for more information.
In the fourth quarter of 2008, NiSource received final approval by the West Virginia Circuit Court for Roane County regarding a settlement agreement regarding the Tawney proceeding. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement, which has since been drawn down as settlement payments have been made. As of December 31, 2009, NiSource has contributed a total of $277.3 million into the qualified settlement fund, $25 million of which was contributed in 2008. As of December 31, 2009, $61.5 million of the maximum settlement liability has not been paid. The remaining balance of the letter of credit is sufficient to cover any potential settlement amounts. NiSource has since additionally contributed approximately $18.0 million.
NiSource cannot reasonably estimate the settlement amounts or timing of cash flows related to long-term obligations classified as, “Other Liabilities and Deferred Credits,” on the Consolidated Balance Sheets, other than those described above.
NiSource also has obligations associated with income, property, gross receipts, franchise, payroll, sales and use, and various other taxes and expects to make tax payments of approximately $350 million in 2010, which are not included in the table above.
Off Balance Sheet Items
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $444.4 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
NiSource has purchase and sales agreement guarantees totaling $250 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NiSource has other guarantees outstanding. Refer to Note 20-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
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
During 2009 and 2008, zero and a loss of $0.3 million, net of taxes respectively, were recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability as appropriate. During 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive income (loss) to earnings due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource had planned to sell. No amounts were reclassified in 2008. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $0.7 million of loss, net of taxes. Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Consolidated Financial Statements for further information on NiSource’s various derivative programs for managing commodity price risk.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and floating rate notes, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $19.2 million and $25.0 million for the years 2009 and 2008, respectively.
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
Fair Value Measurement
NiSource measures certain financial assets and liabilities at fair value. The level of the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. NiSource’s financial assets and liabilities include price risk assets and liabilities, available-for-sale securities and a deferred compensation plan obligation.
Exchange-traded derivative contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.2 million, $0.5 million and zero during 2009, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980 — Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $1,882.4 million and $1,602.6 million at December 31, 2009, and $1,955.3 million and $1,426.5 million at December 31, 2008, respectively. For additional information, refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for the application of ASC Topic 980 — Regulated Operations. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of ASC Topic 980 — Regulated Operations, NiSource would be required to apply the provisions of ASC Topic 980-20 — Discontinuation of Rate-Regulated Accounting. In management’s opinion, NiSource’s regulated subsidiaries will be subject to ASC Topic 980 — Regulated Operations for the foreseeable future.
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets. Regulatory assets requiring specific regulatory action amounted to $301.4 million at December 31, 2009. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
Accounting for Risk Management Activities. Under ASC Topic 815 — Derivatives and Hedging, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income (loss), earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive income (loss) and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered or passed back in revenues through rates.
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
Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that there is a high correlation of the changes in fair values of the derivatives and the underlying risks. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. NiSource had $410.9 million and $351.1 million of price risk management assets, of which $68.2 million and $344.2 million related to hedges, at December 31, 2009 and 2008, respectively, and $360.3 million and $475.0 million of price risk management liabilities, of which $1.5 million and $405.0 million related to hedges, at December 31, 2009 and 2008, respectively. The amount of unrealized gains (losses) recorded to accumulated other comprehensive income (loss), net of taxes, was zero and a loss of $0.3 million at December 31, 2009 and 2008, respectively.

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
Goodwill. NiSource’s goodwill assets at December 31, 2009 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. The goodwill balance also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2009. The goodwill test utilized both an income approach and a market approach. In performing the goodwill test, NiSource made certain required key assumptions, such as long-term growth rates, discount rates and fair market values.
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
Although there was no goodwill asset impairment as of June 30, 2009, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if NiSource’s market capitalization continues to stay below book value for an extended period of time. No impairment triggers were identified in the fourth quarter of 2009.
Refer to Notes 1-J and 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
Long-lived Asset Impairment Testing. NiSource’s Consolidated Balance Sheets contain long-lived assets other than goodwill and intangible assets which are not subject to recovery under ASC Topic 980 — Regulated Operations. As a result, NiSource assesses the carrying amount and potential earnings of these assets whenever events or changes in circumstances indicate that the carrying value could be impaired. When an asset’s carrying value exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered to be impaired to the extent that the asset’s fair value is less than its carrying value. Refer to Note 1-K, “Long-lived Assets,” and Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information.
Contingencies. A contingent liability is recognized when it is probable that an environmental, tax, legal or other liability has been incurred and the amount of loss can reasonably be estimated. Accounting for contingencies require significant management judgment regarding the estimated probabilities and ranges of exposure to a potential liability. Estimates of the loss and associated probability are made based on the current facts available, including present laws and regulations. Management’s assessment of the contingent liability could change as a result of future events or as more information becomes available. Actual amounts could differ from estimates and can have a material impact on NiSource’s results of operations and financial position. Refer to Note 20, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information.
Asset Retirement Obligations. Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In the absence of quoted market prices, fair value of asset retirement obligations are estimated using present value techniques, using various assumptions including estimates of the

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
amounts and timing of future cash flows associated with retirement activities, inflation rates and credit-adjusted risk free rates. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. The rate-regulated subsidiaries defer the difference between the amounts recognized for depreciation and accretion and the amount collected, or expected to be collected, in rates. Refer to Note 7, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
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
Additional deferred income tax assets and liabilities are required for temporary differences where regulators prohibit deferred income tax treatment for ratemaking purposes. Regulatory assets or liabilities, corresponding to such additional deferred tax assets or liabilities, may be recorded to the extent recoverable from or payable to customers through the ratemaking process. Amounts applicable to income taxes due from and due to customers primarily represent differences between the book and tax basis of net utility plant in service.
Recently Adopted Accounting Pronouncements
Fair Value Measurements and Disclosures. In September 2006, the FASB amended guidance to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Fair value should be based on the assumptions market participants would use when pricing the asset or liability. The adoption of the amended fair value measurements and disclosures on January 1, 2008 did not have an impact on NiSource’s balance of retained earnings.
In February 2008, the FASB delayed the effective date of fair value measurement and disclosure guidance for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The delayed guidance became effective for all nonrecurring nonfinancial assets and liabilities as of January 1, 2009.
In October 2008, the FASB clarified the application of the guidance in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The clarification was effective upon issuance, including prior periods for which financial statements had not been issued.
In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The additional guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted the additional guidance on April 1, 2009.
In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities. This guidance became effective on October 1, 2009.
In September 2009, the FASB issued authoritative guidance that provides further clarification for measuring the fair value of investments in entities that meet the FASB’s definition of an investment company. This guidance permits a company to estimate the fair value of an investment using the net asset value per share of the investment if the net

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
asset value is determined in accordance with the FASB’s guidance for investment companies as of the company’s measurement date. This creates a practical expedient to determining a fair value estimate and certain attributes of the investment (such as redemption restrictions) will not be considered in measuring fair value. Additionally, companies with investments within the scope of this guidance must disclose additional information related to the nature and risks of the investments. This guidance is effective as of December 31, 2009 and is required to be applied prospectively. NiSource has alternative investments that are within the scope of this guidance. However, the fair value of the alternative investments are already determined based on the net asset values per fund. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
Refer to Note 18, “Fair Value Disclosures,” in the Notes to Consolidated Financial Statements for additional information.
Fair Value of Financial Instruments. In April 2009, the FASB revised authoritative guidance requiring disclosures about fair value of financial instruments of publicly traded companies as well as annual financial statements. The guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted the guidance on April 1, 2009. As the guidance provides only disclosure requirements, the application of this ASC topic did not impact the Consolidated Financial Statements. Refer to Note 18, “Fair Value Disclosures,” in the Notes to Consolidated Financial Statements for additional information.
Business Combinations. In December 2007, the FASB amended authoritative guidance to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption was prohibited. The adoption of the amendment on January 1, 2009 did not have a material impact on the Consolidated Financial Statements.
In April 2009, the FASB addressed application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The additional guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
Recently Issued Accounting Pronouncements
Consolidation of Variable Interest Entities. In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. NiSource is currently reviewing the additional requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
Transfer of Financial Assets. In June 2009, the FASB issued authoritative guidance to amend derecognition criteria guidance in ASC 860 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. NiSource has reviewed the accounting and additional disclosure requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements. This Statement will

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
require transfers of accounts receivable that previously qualified for sales accounting, to be recorded as debt on the Consolidated Balance Sheets effective January 1, 2010. Refer to Note 19, “Transfers of Financial Assets,” in the Notes to Consolidated Financial Statements for additional information.
International Financial Reporting Standards
On November 14, 2008, the SEC issued a proposed IFRS “roadmap” which outlines several milestones that need to be addressed prior to making the adoption to IFRS mandatory by U.S. filers. In 2011, the SEC will determine whether to require mandatory adoption of IFRS for all U.S. issuers. According to recent announcements, large accelerated filers, including NiSource, may be required to file IFRS financial statements in 2015.
The proposed accounting changes are complex and comprehensive and will involve converting technical accounting and financial reporting to IFRS. In addition, converting to IFRS will involve changes to processes and controls, regulatory and management reporting, information technology, tax, treasury, legal, human resources, and contractual issues. NiSource will implement a project plan to analyze the requirements of IFRS and the potential impact adoption would have on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
Environmental Matters
NiSource is subject to regulation by various federal, state and local authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. NiSource believes that it is in substantial compliance with those environmental regulations currently applicable to NiSource’s business and operations. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters.
Bargaining Unit Contract
As of December 31, 2009, NiSource had 7,616 employees of whom 3,261 were subject to collective bargaining agreements. In the second quarter of 2009, Northern Indiana and representatives of the United Steelworkers union reached five-year collective bargaining agreements covering approximately 1,900 Northern Indiana employees. The parties’ new labor agreements are scheduled to expire May 31, 2014. Kokomo Gas reached an agreement in February 2009 to replace the collective bargaining agreement that expired on February 15, 2009. Also, Bay State has two collective bargaining agreements that will expire on May 15, 2010 and June 18, 2010, covering approximately 98 employees.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Year Ended December 31, (in millions)	2009	2008	2007

Net Revenues
Sales Revenues	$3,902.4	$5,740.6	$4,870.1
Less: Cost of gas sold (excluding depreciation and amortization)	2,293.0	4,197.9	3,391.5

Net Revenues	1,609.4	1,542.7	1,478.6

Operating Expenses
Operation and maintenance	871.0	798.3	758.7
Depreciation and amortization	248.1	228.8	224.3
Impairment and (gain)/loss on sale of assets, net	(1.5)	(2.3)	(0.7)
Other taxes	164.0	181.8	171.2

Total Operating Expenses	1,281.6	1,206.6	1,153.5

Operating Income	$327.8	$336.1	$325.1

Revenues ($ in Millions)
Residential	$2,508.2	$3,228.8	$2,752.1
Commercial	864.6	1,125.4	947.9
Industrial	239.7	311.9	284.3
Off-System Sales	253.5	915.5	629.6
Other	36.4	159.0	256.2

Total	$3,902.4	$5,740.6	$4,870.1

Sales and Transportation (MMDth)
Residential sales	265.2	278.0	272.0
Commercial sales	169.4	174.2	169.4
Industrial sales	335.9	373.2	376.4
Off-System Sales	59.7	96.8	88.1
Other	0.8	1.0	1.4

Total	831.0	923.2	907.3

Heating Degree Days	5,624	5,771	5,457
Normal Heating Degree Days	5,633	5,664	5,645
% Colder (Warmer) than Normal	0%	2%	(3%)

Customers
Residential	3,032,597	3,037,504	3,041,634
Commercial	279,144	280,195	279,468
Industrial	7,895	8,003	8,061
Other	79	76	71

Total	3,319,715	3,325,778	3,329,234

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
Market Conditions
For 2009, Gas Distribution Operations gross revenues decreased due to a significant decline in natural gas commodity prices. Spot prices for the winter of 2009-2010 have primarily been in the $3.00 — $6.50 /Dth range compared to prices in the $5.35 — $7.10 /Dth range experienced during the winter of 2008-2009. This decline can be attributed to the weakening demand that occurred earlier in 2009, partially offset by a slight decline in production that occurred throughout 2009.
Entering the 2009-2010 winter season, storage levels were 373 Bcf and 243 Bcf ahead of the prior year and 5 year average inventory levels respectively. During the summer of 2009, prices ranged between $2.00 and $5.00/Dth which were substantially less than those prices experienced in the summer of 2008. This can be attributed to the continued weak demand that began in late 2008.
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
The Gas Distribution Operations companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include the sale of products and services upstream of the companies’ service territory, the sale of products and services in the companies’ service territories, and gas supply cost incentive mechanisms for service to their core markets. The upstream products are made up of transactions that occur between an individual Gas Distribution Operations company and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by NiSource to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations company system. The incentive mechanisms give the Gas Distribution Operations companies an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions vary by operating company with some sharing the benefits with customers and others using these revenues to mitigate transition costs occurring as the result of customer choice programs. Gas Distribution Operations continues to offer choice opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in all of its jurisdictions.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2008 and 2009 and estimates for 2010.

(in millions)	2010E	2009	2008	2007

System Growth	$95.5	$86.1	$75.8	$80.0
Maintenance and Other	296.2	257.1	293.9	206.3

Total	$391.7	$343.2	$369.7	$286.3

The Gas Distribution Operations segment’s capital expenditures and other investing activities were $343.2 million in 2009 and are projected to be approximately $391.7 million in 2010. Capital expenditures for 2009 were lower than 2008 by approximately $26.5 million primarily due to decreased spending on maintenance projects. The increase in

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
the capital expenditures budget from 2009 to 2010 is primarily attributable to additional spending on infrastructure replacement programs in Ohio, Kentucky, Pennsylvania and Massachusetts.
Bear Garden Station
Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 585 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station with an anticipated in-service date of September 1, 2010.
Regulatory Matters
Significant Rate Developments. Northern Indiana currently has plans underway for the filing of a gas rate case, the first since 1987. The filing is expected to be made in 2010, with new rates anticipated to be effective in early 2011.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The Indiana Finance Authority received one bid, from Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. Current law requires that all Indiana gas utilities including Northern Indiana will be delivering a portion of Substitute Natural Gas from this facility, once it is built. The IURC must approve the final contract between the Indiana Finance Authority and Indiana Gasification.
On October 21, 2009, the IURC issued an Order in the proceeding concerning Northern Indiana’s annual gas recovery, rejecting the use of a four-year average to compute unaccounted for gas. This Order will require Northern Indiana to refund an estimated $5.8 million to customers based on a calculation utilizing a 1-year average of unaccounted for gas for the twelve month periods ended July 31, 2008 and July 31, 2009. A reserve has been provided for the full amount of the refund, which will be returned to customers beginning in March, 2010.
On December 9, 2009, Northern Indiana filed a Petition with the IURC to extend its alternative regulatory programs that expire on May 1, 2010. On February 12, 2010, Northern Indiana, the OUCC and gas marketers supplying gas to residential and small commercial customers filed a Joint Stipulation and Agreement proposing an extension the programs through March 31, 2012, subject to IURC approval.
Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008 and a settlement agreement was filed on October 24, 2008. In the base rate case, Columbia of Ohio sought recovery of increased infrastructure replacement costs, as well as the stabilization of revenues and cost recovery through rate design. The agreement included an annual revenue increase of $47.1 million and also provided for recovery of costs associated with Columbia of Ohio’s infrastructure replacement program. On December 3, 2008, the PUCO approved the settlement agreement in all material respects and approved Columbia of Ohio’s proposed rate design, with new rates taking effect December 3, 2008.
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
On January  30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction will replace Columbia’s current GCR mechanism for providing commodity gas supplies to its sales customers. By order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia will conduct two consecutive one-year long standard service offer auction periods starting April 2010 and April 2011. On February 23, 2010, Columbia held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per mcf. On February 24, the PUCO issued an Entry that approved the results of the auction and directed Columbia to proceed with the implementation of the standard service offer process.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
On February 27, 2009, Columbia of Ohio filed an application to adjust rates associated with Rider IRP. Rider IRP recovers costs associated with the replacement of natural gas risers that are prone to failure; maintenance, repair and replacement of customers service lines; an Accelerated Mains Replacement Program; and installation of Automatic Meter Reading Devices. On June 2, 2009, Columbia of Ohio filed a Joint Stipulation and Recommendation that settled all issues. On June 24, 2009, the PUCO issued an Order approving the Stipulation. Rates associated with Rider IRP were increased by $13.8 million annually beginning in July 2009.
On November 30, 2009, Columbia of Ohio filed a notice of intent to file an application to adjust rates associated with Rider IRP and Rider DSM. Rider DSM tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. On February 26, 2010, Columbia filed an application in support of its request to adjust rates with an anticipated effective date of May 1, 2010.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC seeking recovery of costs associated with its significant capital program, as well as stabilization of revenues through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement and on October 23, 2008, the Pennsylvania PUC issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million. New rates went into effect October 28, 2008.
On January 28, 2010, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking an increase of approximately $32 million annually. The company anticipates a final order will be received and new rates will go into effect in the fourth quarter of 2010.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland PSC. On February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. On March 27, 2009, the settlement was approved as filed.
On January 28, 2010, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking an increase of approximately $2 million annually. The company anticipates a final order will be received and new rates will go into effect in the second quarter of 2010.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts DPU, requesting an annual increase of $34.2 million. In its initial filing, Bay State sought revenue decoupling, as well a mechanism for the recovery of costs associated with the replacement of the company’s infrastructure. On October 30, 2009, the Massachusetts DPU issued a decision granting the company a $19.1 million base rate increase and approving the company’s proposed revenue decoupling mechanism and infrastructure replacement program. New rates went into effect November 1, 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky sought enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the replacement of the company’s infrastructure. A settlement agreement with all parties was presented in a hearing before the Kentucky PSC on September 18, 2009. The settlement agreement provided for a base rate increase of approximately $6 million, the authorization of an increase to the monthly customer charge, the implementation of an Accelerated Main Replacement Program rider and the introduction of a residential energy efficiency program. On October 26, 2009, the Kentucky PSC approved the settlement agreement as filed, with new rates taking effect on October 27, 2009.
On June 8, 2009, Columbia of Virginia filed an Application with the VSCC for approval of a CARE Plan for a three-year period beginning January 1, 2010. The CARE Plan included incentives for residential and small general service customers to actively pursue conservation and energy efficiency measures, a surcharge designed to recover the costs of such measures on a real-time basis, and a performance-based incentive for the delivery of conservation and energy efficiency benefits. The CARE Plan also included a rate decoupling mechanism designed to mitigate the impact of declining customer usage. On October 28, 2009, Columbia of Virginia and other parties to the proceeding presented a unanimous settlement to the Hearing Examiner, which provided for approval of the CARE Plan

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Application with modifications. The settlement was approved by the VSCC on December 4, 2009, with mechanisms becoming effective January 1, 2010.
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
Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. On February 27, 2009, Columbia of Ohio filed an application to adjust its Rider IRP to recover costs for risers and accelerated main replacements. On June 24, 2009, the PUCO approved a stipulation allowing Columbia of Ohio to implement the new rider rate on July 1, 2009, resulting in an annual revenue increase of $14.2 million. On October 26, 2009, the Kentucky PSC approved a mechanism for recovering the costs of Columbia of Kentucky’s Accelerated Main Replacement Program. In the same Order the Kentucky PSC also approved a mechanism for the recovery of Columbia of Kentucky’s uncollectible expenses associated with the cost of gas. On October 30, 2009, the Massachusetts DPU approved a mechanism for the recovery of costs associated with the replacement of Bay State’s infrastructure.
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances will not accrue carrying charges and Columbia of Ohio may not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years. The amount deferred was approximately $13 million in 2009.
Customer Usage. The NiSource distribution companies have experienced declining usage by customers, due in large part to the sensitivity of sales to volatility in commodity prices, as well as general economic conditions. A significant portion of the LDCs’ operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. During times of unusually high gas prices, throughput and net revenue have been adversely affected as customers may reduce their usage as a result of higher gas cost or other economic conditions. Columbia of Ohio recently restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. In regulatory proceedings in 2009, Bay State and Columbia of Virginia received approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Each of the states in which the NiSource LDCs operate have different requirements regarding the procedure for establishing such changes and NiSource is seeking similar changes through regulatory proceedings for its other gas distribution utilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2009, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
In September 2009 NiSource announced the restructuring of Northern Indiana which aims to redefine business and operations strategies and achieve cost reductions. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. Of the $5.4 million restructuring charge, net of adjustments, approximately $1.7 million was recorded to Gas Distribution Operations. Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives.
Sale of Northern Utilities
On December 1, 2008, NiSource completed its sale of Northern Utilities and Granite State Gas to Unitil Corporation. The final sale amount was $209.1 million, which included $49.1 million in working capital. Northern Utilities is a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities as discontinued operations. As such, a net loss of $0.5 million, and net income of $6.2 million and $5.3 million from continuing operations for Northern Utilities, which affected the Gas Distribution Operations segment, was classified as net income from discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively. Refer to Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale,” in the Notes to Consolidated Financial Statements for additional information.
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
Weather in the Gas Distribution Operations service territories for 2009 approximated normal and was about 3% warmer than 2008, decreasing net revenues by approximately $8 million for the year ended December 31, 2009 compared to 2008.
Weather in the Gas Distribution Operations service territories for 2008 was approximately 2% colder than normal and 5% colder than 2007, increasing net revenues by approximately $9 million for the year ended December 31, 2008 compared to 2007.
Throughput
Total volumes sold and transported for the year ended December 31, 2009 were 831.0 MMDth, compared to 923.2 MMDth for 2008. This decrease reflected lower sales to residential and industrial customers due to warmer weather

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
and lower industrial usage due to the economy’s slowdown and lower off-system sales volumes resulting primarily from market conditions during 2009 that presented fewer opportunities to sell gas to non-traditional customers.
Total volumes sold and transported for the year ended December 31, 2008 were 923.2 MMDth, compared to 907.3 MMDth for 2007. This increase reflected higher sales to residential and commercial customers attributable mainly to cooler weather and higher off-system sales.
Net Revenues
Net revenues for 2009 were $1,609.4 million, an increase of $66.7 million from 2008. This increase in net revenues was primarily due to regulatory and service programs including impacts from rate cases at various utilities of $97.2 million and increased trackers of $4.9 million offset in expense, partially offset by decreased industrial and residential customer usage of $22.0 million, lower off-system sales revenues of $13.0 million and the impact of warmer weather of approximately $8 million.
Net revenues for 2008 were $1,542.7 million, an increase of $64.1 million from 2007. This increase in net revenues was due primarily to regulatory and service programs including impacts from rate proceedings at Columbia of Pennsylvania, Columbia of Ohio, Columbia of Kentucky and Bay State of $21.9 million, the impact of an adjustment for estimated unbilled revenues of $14.6 million recorded by Northern Indiana in 2007, increased trackers of $13.1 million offset in expense, colder weather of approximately $9 million and increased residential usage of $4.0 million, partially offset by reduced industrial and commercial margins and usage of $9.0 million. The $21.9 million increase from regulatory and service programs is inclusive of a $9.3 million decrease in net revenues associated with the implementation of the Columbia of Ohio Stipulation entered into with the Ohio Consumers Counsel and the PUCO at the end of 2007.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the twelve months ended December 31, 2009 and 2008 was a revenue decrease of $121.1 million and $5.8 million, respectively, primarily due to the volatility in gas prices experienced over the past two years.
Operating Income
For the twelve months ended December 31, 2009, operating income for the Gas Distribution Operations segment was $327.8 million, a decrease of $8.3 million compared to the same period in 2008 primarily attributable to higher operating expenses of $75.0 million, partially offset by increased net revenues described above. Operating expenses increased due to higher employee and administrative costs of $44.6 million, increased depreciation expense of $19.3 million, higher uncollectible costs of $5.5 million, increased net regulatory and tax trackers of $4.9 million that are offset in net revenues and increased maintenance costs of $3.6 million. The increase in employee and administrative expense was primarily due to higher pension cost of $31.8 million, net of the $10.7 million deferral of increased pension cost for Columbia of Ohio.
For the twelve months ended December 31, 2008, operating income for the Gas Distribution Operations segment was $336.1 million, an increase of $11.0 million compared to the same period in 2007 primarily attributable to increased net revenues described above, partially offset by higher operating expenses of $53.1 million. The increase in operating expenses includes $13.1 million of expenses recoverable through regulatory and tax trackers which are offset in revenues, of which $6.6 million is for an increase in tracked tax expense. Operating expenses also increased primarily due to higher employee and administrative costs of $21.3 million, increased maintenance and supplies expense of $5.3 million, higher depreciation expense of $4.5 million and increased gross receipts and other operating taxes (excluding the impact of trackers) of $4.0 million. Employee and administrative costs increased as a result of higher payroll costs for increased headcount, cost of living and performance adjustments, and higher corporate services costs related to information technology and consulting.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Year Ended December 31, (in millions)	2009	2008	2007

Operating Revenues
Transportation revenues	$724.6	$682.5	$683.6
Storage revenues	190.8	178.9	179.4
Other revenues	15.3	3.9	4.4

Net Operating Revenues	930.7	865.3	867.4
Operating Expenses
Operation and maintenance	382.2	326.5	335.3
Depreciation and amortization	121.5	117.6	116.3
Impairment and (gain)/loss on sale of assets, net	(1.4)	7.3	7.9
Other taxes	55.9	56.5	55.3

Total Operating Expenses	558.2	507.9	514.8

Equity Earnings in Unconsolidated Affiliates	16.0	12.3	9.4

Operating Income	$388.5	$369.7	$362.0

Throughput (MMDth) *
Columbia Transmission	1,029.8	1,000.0	1,030.0
Columbia Gulf	894.1	990.2	1,111.7
Crossroads Gas Pipeline	33.9	36.3	36.9
Intrasegment eliminations	(566.4)	(538.0)	(559.7)

Total	1,391.4	1,488.5	1,618.9

*	Represents billed throughput for all periods presented.
Growth Projects Placed into Service
Millennium Pipeline Project. The Millennium partnership is currently owned by Columbia Transmission (47.5%), DTE Millennium Company (26.25%), and National Grid Millennium LLC (26.25%) with Columbia Transmission acting as operator. The Millennium pipeline was substantially completed in the fourth quarter of 2008 and the pipeline commenced service on December 22, 2008, with the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City market through its pipeline interconnections. Construction restoration was completed in the third quarter of 2009.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing for Millennium is expected to be completed during 2010. As of December 31, 2009, Millennium owed $798.9 million under the interim bank credit agreement, which extends through August 2010. NiSource contributed $26.4 million to Millennium and received $2.8 million in distributions from Millennium for the twelve months ended December 31, 2009. Additional information on this guarantee is provided in Note 20-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements.
Hardy Storage Project. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont. All three phases of Hardy Storage are in service, receiving customer injections and withdrawing natural gas from its new underground natural gas storage facility in West Virginia. Hardy Storage has a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day.
Line 1570 Project. In October 2008, Columbia Transmission entered into a Precedent Agreement to gather and transport phased-in volumes of up to 150,000 Dth per day of gas in the Waynesburg, PA area along Line 1570. The first two phases of this project were available for service in October 2008 and March 2009. Facilities were substantially completed in fourth quarter of 2009, allowing for incremental volumes to be delivered. Additional volumes are expected to be phased in during 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Columbia Penn Project. In September 2008, Columbia Transmission announced its intention to develop additional natural gas transmission, gathering and processing services along and around its existing pipeline corridor between Waynesburg, PA and Renovo, PA, referred to as the “Columbia Penn” corridor. This two-phase development will provide access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation which underlies Columbia Transmission’s transmission and storage network in the region. Phase I was placed into service in February 2009 and Phase II was placed into service in November 2009.
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
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion was available beginning May 2009 and the expansion was placed in full service during the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis, with the FERC authorized market-based rates for these and any future services.
Easton Compressor Station Project. On March 30, 2009, Columbia Transmission announced a binding open season for capacity into premium East Coast markets resulting from modifications made to the company’s Easton Compressor Station. The modifications increase delivery capacity from the Wagoner interconnection point between the Columbia Transmission and Millennium pipeline systems. Through the open season, which closed on April 3, 2009, Columbia Transmission received 30,000 Dth per day of binding bids. Construction began and was completed and service commenced in the fourth quarter of 2009.
Growth Projects in Progress
Cobb Compressor Station Project. This project continues the Gas Transmission and Storage Operations segment strategy to meet producers’ near-term, incremental transportation demand in the Appalachian Basin. Shippers have also executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Expansion is expected to be in service by May 2010.
Majorsville, PA Project. The Gas Transmission and Storage Operations segment is in the process of executing three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Precedent Agreements were executed by anchor shippers in the fourth quarter of 2009. On January 20, 2010, Columbia Transmission filed with the FERC an application to transfer certain pipeline facilities to a newly formed affiliate, NiSource Midstream, LLC that, once approved, will be part of the facilities providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. The Majorsville, PA project is expected to be in service by the end of the third quarter 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Regulatory Matters
On November 9, 2009, Columbia Gulf filed an application before the FERC for approval to replace Columbia Gulf’s existing Transportation Retainage Adjustment tracker mechanism that Columbia Gulf currently relies upon to recover fuel with a proposed Incentive Fixed Fuel mechanism. The Incentive Fixed Fuel would establish a fixed fuel rate and includes incentives to improve pipeline infrastructure and reduce pipeline fuel requirements.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2008 and 2009 and estimates for 2010

(in millions)	2010E	2009	2008	2007

System Growth	$158.4	$171.2	$253.4	$89.5
Maintenance and Other	141.6	116.2	130.4	136.2

Total	$300.0	$287.4	$383.8	$225.7

Capital expenditures in the Gas Transmission and Storage Operations segment in 2009, decreased by $96.4 million relative to 2008, primarily due to lower expenditures on growth projects. Expenditures related to maintenance projects were also lower during 2009 as well. The capital expenditure program and other investing activities in 2010 are projected to be approximately $300 million, which is an increase of $12.6 million over 2009. The increase in Maintenance and Other from 2009 to 2010 is attributable to Integrity Management pipeline spending and a planned pipeline replacement.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the twelve months ended December 31, 2009, approximately 89.3% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 3.8% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 90.1% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 5.3% of transportation revenues derived from usage fees under firm contracts for the twelve months ended December 31, 2008.
Interruptible transportation service includes park and loan services and is typically short-term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the twelve months ended December 31, 2009 and 2008, approximately 6.9% and 4.6%, respectively, of the transportation revenues were derived from interruptible contracts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Hartsville and Delhi Compressor Stations
In February 2008, tornados struck Columbia Gulf’s Hartsville Compressor Station in Macon County, Tennessee. Immediately after the tornados struck, Columbia Gulf began to construct both temporary and permanent facilities at Hartsville. In July 2008, the station completed the installation of temporary horsepower and restored capacity. During the fourth quarter 2009, construction of a permanent compression solution was completed. In early January 2010, testing was completed and permanent horsepower was placed into service. This permanent compression solution is environmentally advantageous as it is more efficient, cleaner-burning and quieter. Replacement of the remaining temporary facilities, which were constructed to restore system capabilities, with a permanent solution is expected to be completed by the end of the first quarter of 2010. Columbia Gulf incurred $12.2 million and $47.0 million in 2009 and 2008, respectively, in reconstruction costs. Columbia Gulf expects to incur up to an additional $12 million in costs, dependent upon facility abandonments, for the compressor station and ancillary facilities. Damage claims were settled with insurance companies in 2008.
In December 2007, Columbia Gulf’s Line 100 ruptured approximately two miles north of its Delhi Compressor Station in Louisiana. On July 1, 2008, Columbia Gulf restored full pressure and full capacity on the Line 100 pipeline. Columbia Gulf continues to operate under a Corrective Action Order issued by the Pipeline and Hazardous Materials Safety Administration in December 2007. Costs of $2.9 million, principally capital in nature, to repair damages on Line 100 were incurred, predominantly in 2008.
Insurance proceeds attributable to capital replacement related to the aforementioned incidents totaled $45.3 million and $31.4 million in 2009 and 2008, respectively. As of December 31, 2009, there are no claims outstanding for these incidents.
Hurricanes
In September 2004, hurricane Ivan damaged certain Columbia Gulf property and in the third quarter of 2005, Columbia Gulf incurred additional damages to its pipeline assets and facilities as a result of hurricanes Katrina and Rita. In 2009, Columbia Gulf incurred $2.6 million in capital costs to complete the repairs from hurricanes, bringing the total costs recorded to repair damages to nearly $59 million over a multi-year period, which were principally capital expenditures recovered through insurance. Costs to repair damages were recognized when costs were incurred or when information became available to estimate the damages incurred.
Insurance claims related to hurricanes were settled in December 2008 for $40.8 million, of which $11.5 million, $16.8 million, and $8.5 million in proceeds was received in 2009, 2008, and 2007, respectively. Additional proceeds were collected prior to 2007. Insurance proceeds covered capital replacement, operation and maintenance losses, and business interruption, fuel costs and other losses. As of December 31, 2009, there are no claims outstanding for this incident.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of December 31, 2009, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Sale of Granite State Gas
On December 1, 2008, NiSource completed its sale of Northern Utilities and Granite State Gas to Unitil Corporation. The final sale amount was $209.1 million, which included $49.1 million in working capital. The working capital amount was adjusted based upon the final settlement that occurred in the first quarter of 2009. Granite State Gas is an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Granite State Gas as discontinued operations. As such, net income of $0.6 million and zero from continuing operations for Granite State Gas, which affected the Gas Transmission and Storage Operations segment, was classified as net income from discontinued operations for the years ended December 31, 2008 and 2007, respectively. Refer to Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Bay State.
Restructuring Plan
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment took steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $19.9 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs. As of December 31, 2009, 309 employees had been terminated from employment. Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives.
Throughput
Columbia Transmission provides transportation and storage services for LDCs and other customers within its market area, which covers portions of northeastern, mid-Atlantic, midwestern, and southern states and the District of Columbia. Billed throughput for Columbia Transmission consists of deliveries off of its system excluding gas delivered to storage for later delivery. Billed throughput for Columbia Gulf reflects transportation services for gas delivered through its mainline and laterals. Crossroads Pipeline’s throughput comes from deliveries it makes to its customers and other pipelines that are located in northern Indiana and Ohio. Intersegment eliminations represent gas delivered to affiliated pipelines within the segment.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,391.4 MMDth for 2009, compared to 1,488.5 MMDth in 2008. The decrease of 97.1 MMDth is due primarily to lower Columbia Gulf deliveries partially offset by increased Columbia Transmission volumes transported from new Columbia Transmission contracts.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,488.5 MMDth for 2008, compared to 1,618.9 MMDth in 2007. The decrease of 130.4 MMDth is due primarily to sale of most of Columbia Gulf’s offshore assets mid-year partially offset by increased transportation deliveries on Columbia Transmission related to growth projects. Columbia Gulf, in tandem with Columbia Transmission, renewed several key long-term contracts during 2008.
Net Revenues
Net revenues were $930.7 million for 2009, an increase of $65.4 million from 2008. The increase in net revenues was primarily from increased firm capacity reservation fees of $29.5 million principally from growth projects such as the Eastern Market Expansion and the Ohio Storage Expansion, as well as for new Appalachian supply contracts, increased shorter-term transportation and storage services of $18.6 million, mineral rights leasing revenues of $12.2 million, increased trackers of $9.2 million offset in operating expense and the impact of a regulatory settlement of $9.0 million that occurred in 2008, partially offset by the impact of $5.3 million of contract buyouts in 2008.
Net revenues were $865.3 million for 2008, a decrease of $2.1 million from 2007. The decrease in net revenues was mainly due to lower shorter-term transportation and storage services and commodity margin revenues of $24.0 million, the impact of a regulatory settlement of $9.0 million and insurance proceeds from a business interruption claim that improved last year’s results by $2.6 million. These decreases in net revenues were partially offset by increased subscriptions for firm transportation services of $23.1 million related to new interconnects along the Columbia Gulf pipeline system, deliveries from the Hardy Storage field and incremental demand revenues on the Columbia Transmission system as well as from a $5.3 million impact from contract buyouts and a $4.4 million increase in trackers that are offset in expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Operating Income
Operating income of $388.5 million in 2009 increased $18.8 million from 2008 primarily due to increased net revenues described above and higher equity earnings of $3.7 million, partly offset by an increase in operating expenses of $50.3 million. Operating expenses increased as a result of restructuring charges of $19.9 million, $9.2 million of increased trackers offset in net revenues, higher capacity lease costs of $6.6 million, higher maintenance costs of $4.0 million and higher environmental expenses of $4.0 million. These increases in operating expenses were partially offset by a $1.4 million net gain on the sale of certain offshore assets of Columbia Gulf. Equity earnings increased by $3.7 million primarily resulting from higher earnings from Columbia Transmission’s investment in Millennium, net of $8.1 million in expense resulting from interest rate hedges related to Millennium’s decision to delay permanent financing until 2010.
Operating income of $369.7 million in 2008 increased $7.7 million from 2007 primarily due to a decrease in operating expenses of $6.9 million and higher equity earnings of $2.9 million, partially offset by a decrease in net revenues described above. Operating expenses decreased as a result of $10.7 million in lower legal reserves, the impact of a $7.2 million impairment charge recognized in the comparable 2007 period related to base gas at a storage field, $3.1 million in lower insurance costs and $2.4 million of lower uncollectible accounts. These decreases in operating expenses were partially offset by higher employee and administrative costs of $10.0 million, an $8.3 million loss on the sale of certain offshore assets of Columbia Gulf and $4.4 million of increased tracked expenses that are offset in revenues. Employee and administrative costs increased as a result of higher corporate services costs related to information technology and consulting, and increased payroll costs including cost of living and performance adjustments. Equity earnings increased by $2.9 million due to higher AFUDC earnings associated with Millennium partially offset by increased interest expense associated with Columbia Transmission’s investment in Hardy Storage.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Year Ended December 31, (in millions)	2009	2008	2007

Net Revenues
Sales revenues	$1,221.4	$1,362.7	$1,363.1
Less: Cost of sales (excluding depreciation and amortization)	456.5	556.8	551.5

Net Revenues	764.9	805.9	811.6

Operating Expenses
Operation and maintenance	391.5	320.7	298.2
Depreciation and amortization	205.6	209.6	191.9
(Gain)/loss on sale of assets	0.3	(0.3)	(0.7)
Other taxes	50.8	56.7	60.7

Total Operating Expenses	648.2	586.7	550.1

Operating Income	$116.7	$219.2	$261.5

Revenues ($ in millions)
Residential	$360.2	$367.6	$389.0
Commercial	369.3	364.7	371.4
Industrial	452.8	525.8	511.5
Wholesale	19.3	57.1	53.5
Other	19.8	47.5	37.7

Total	$1,221.4	$1,362.7	$1,363.1

Sales (Gigawatt Hours)
Residential	3,241.4	3,345.9	3,543.6
Commercial	3,833.9	3,915.8	3,775.0
Industrial	7,690.9	9,305.4	9,443.7
Wholesale	600.6	737.2	909.1
Other	158.9	138.2	141.7

Total	15,525.7	17,442.5	17,813.1

Cooling Degree Days	515	705	955
Normal Cooling Degree Days	808	808	814
% Warmer (Colder) than Normal	(36%)	(13%)	17%
Electric Customers
Residential	400,016	400,640	400,991
Commercial	53,617	53,438	52,815
Industrial	2,441	2,484	2,509
Wholesale	15	9	6
Other	746	754	755

Total	456,835	457,325	457,076

Electric Supply
On October 29, 2009, Northern Indiana filed its 2009 Integrated Resource Plan with the IURC. The plan evaluates demand-side and supply-side resource alternatives to reliably and cost-effectively meet Northern Indiana customers’ future energy requirements over the next twenty years. With the effects of the present economy, existing resources are projected to be sufficient through 2012 to serve customers’ needs. Therefore, Northern Indiana’s two requests for proposals to secure additional new sources of electric power issued on October 24, 2008 were not acted upon. With numerous variables contributing to uncertainty in the near-term outlook, Northern Indiana continues to monitor and assess economic, regulatory and legislative activity, and will update its resource plan as appropriate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
On July 24, 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreements with subsidiaries of Iberdrola Renewables for wind-generated power from Iowa and South Dakota. Under these agreements Northern Indiana purchases up to approximately 100 mw of wind power. Northern Indiana began purchasing wind power in April 2009. Although a state or federal renewable portfolio standard is not yet established, Northern Indiana expects that its wind power purchase agreements would qualify as eligible purchases under any such standard.
Market Conditions
Northern Indiana’s mwh sales to steel-related industries accounted for approximately 62.6% and 63.6% of the total industrial mwh sales for the twelve months ended December 31, 2009 and 2008, respectively. Northern Indiana’s industrial sales volumes and revenues declined significantly in 2009 as compared to 2008, due to the dramatic changes in the world economy mid to late 2008 and throughout 2009. The U.S. steel industry continues to adjust to changing market conditions. Predominant factors are the ongoing economic downturn, industry consolidation, fluctuating demand, increased steelmaking capacity in China and India, and gross margin volatility. In the fourth quarter of 2008, the industry responded to decreased steel demand by idling capacity throughout the world and bottoming near 50% in May 2009. Since then, NiSource has seen growth in its power sales to these customers.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2008 and 2009 and estimates for 2010.

(in millions)	2010E	2009	2008	2007

System Growth	$31.5	$32.7	$376.1	$49.2
Maintenance and Other	176.8	129.9	176.3	192.3

Total	$208.3	$162.6	$552.4	$241.5

The Electric Operations segment’s capital expenditure program and other investing activities in 2009 were lower by $389.8 million versus 2008. The decrease in capital was primarily attributable to the acquisition of Sugar Creek in 2008. Capital expenditures in the segment are projected to be approximately $208.3 million in 2010, which is an increase of $45.7 million. This increase is mainly due to increased maintenance projects in the generation fleet.
Regulatory Matters
Significant Rate Developments. On June 27, 2008, Northern Indiana filed a petition for new electric base rates and charges. It has been more than 22 years since Northern Indiana has had an electric base rate increase. The filing requested an increase in base rates calculated to produce additional gross margin of $85.7 million. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Evidentiary hearings concluded on August 6, 2009, and the briefing schedule concluded in January 2010. The case is expected to be resolved with new electric rates effective during the first half of 2010.
Northern Indiana received a favorable regulatory order on February 18, 2009 related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was in service for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and carrying costs associated with the $330 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO.
Northern Indiana anticipates filing another electric base rate case during 2010. Among other things, the filing is expected to include the effect of increased pension expense, as well as demand levels based on more recent operating experience.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. Credits amounting to $56.1 million, $53.9 million and $56 million were recognized for electric customers for 2009, 2008 and 2007, respectively.
On December 9, 2009, the IURC issued an order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. Northern Indiana and other jurisdictional electric utilities must file DSM plans on July 1, 2010, 2013, 2016, and 2019, with annual updates in the interim periods. The IURC requires that certain core programs be established and administered by an independent third party. The IURC did not make any specific findings with respect to cost recovery issues. Northern Indiana is unable to determine or quantify the impact of the order at this time.
MISO. As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. In its base rate case, Northern Indiana proposes recovery of the cumulative amount of net non-fuel charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the date of effective rates in this case. As of December 31, 2009, Northern Indiana has deferred $3.5 million of non-fuel charges pending the outcome of the current electric rate case proceeding.
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
MISO and PJM Interconnection undertook a joint effort in April and May 2009 to identify a source of unaccounted for flows on several coordinated flowgates. The analysis found that certain PJM Interconnection generating units that were once associated with unit-specific capacity sales were erroneously excluded from PJM Interconnection’s market flows, which significantly affected the congestion price on reciprocally coordinated flowgates on Northern Indiana systems. Higher PJM Interconnection market flows on congested flowgates would have resulted in higher payments to MISO by PJM Interconnection during market to market coordination since April 1, 2005. The model was fixed on June 18, 2009 and MISO and PJM Interconnection are currently in settlement discussions with the FERC that began on October 19, 2009 to determine the financial impact of any resettlements. Initial amounts calculated by PJM Interconnection approximated $78 million, while MISO has performed a preliminary estimate of $125 to $150 million. The impact to Northern Indiana cannot be reasonably estimated until a settlement is reached

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
between MISO and PJM Interconnection, and MISO receives approval from the FERC on an allocation methodology to its market participants. Any adjustment will be neutral or favorable to operations.
Cost Recovery and Trackers. A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various intervenors, including the OUCC, had taken issue with the allocation of costs included in Northern Indiana’s FAC-80, FAC-81 and FAC-82, which cover the reconciliation of April — December 2008. The IURC granted a sub-docket to consider such issues in those filings. The intervening parties and Northern Indiana discussed procedures to eliminate these concerns and to resolve them for the historical periods. On November 4, 2009 the IURC approved a settlement agreement which calls for a credit of $8.2 million to be provided to FAC customers beginning in November 2009, less any amount for attorney’s fees and expenses.
On May 28, 2008, the IURC issued an order approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535mw CCGT for $330 million in order to help meet capacity needs. On February 18, 2009, the IURC issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation, pending inclusion in rates, on Sugar Creek effective on December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%. The annual deferral for Sugar Creek is reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. The terms of recovery of the deferral and inclusion of Sugar Creek in rates will be resolved in Northern Indiana’s current rate proceeding.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. During 2009 and 2008, the amount of purchased power costs exceeding the benchmark amounted to $1.0 million and $11.1 million, respectively, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP and CAIR and CAMR compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Northern Indiana anticipates a total capital investment of approximately $510 million. This revised cost estimate is subject to and pending approval by the IURC. On October 28, 2009, the IURC approved ECR-14 for recovery of items described above based upon a capital expenditure level (net of accumulated depreciation) of $271.2 million.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2009, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Restructuring
In September 2009, NiSource announced the restructuring of Northern Indiana which aims to redefine business and operations strategies and achieve cost reductions. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. Of the $5.4 million restructuring charge, net of adjustments, approximately $3.7 million was recorded to Electric Operations. Refer to Note 4, “Restructuring

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Activities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding restructuring initiatives.
Sales
Electric Operations sales were 15,525.7 gwh for the year 2009, a decrease of 1,916.8 gwh compared to 2008. The decrease occurred across all customer bases compared to the prior year primarily as a result of the economic downturn and the impact of unfavorable weather. Industrial customer volumes sold were down approximately 17%, primarily due to a sharp decline in major steel companies’ production in October 2008, which bottomed near 50% in May 2009. Since then, NiSource has seen growth in its power sales to these customers.
Electric Operations sales were 17,442.5 gwh for the year 2008, a decrease of 370.6 gwh compared to 2007, mainly resulting from lower residential sales due to cooler weather and decreased usage, as well as from decreased industrial sales and wholesale volumes, partially offset by higher commercial sales.
Net Revenues
Electric Operations net revenues were $764.9 million for 2009, a decrease of $41.0 million from 2008. This decrease was primarily the result of cooler weather of approximately $18 million, lower industrial usage of $17.4 million mainly due to economic conditions, lower Sugar Creek revenues from capacity and energy sales into the PJM Interconnection of $13.5 million, lower emission allowance sales of $9.5 million and lower off-system sales of $9.1 million. These decreases in net revenues were partially offset by higher residential and commercial usage of $12.4 million and lower non-recoverable purchased power costs of $10.1 million.
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
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the twelve months ended December 31, 2009 and 2008 was a revenue reduction of $20.2 million and $39.8 million, respectively.
Operating Income
Operating income for 2009 was $116.7 million, a decrease of $102.5 million from 2008. The decrease in operating income was due to increased operating expenses of $61.5 million and lower net revenues described above. Operating expenses increased due primarily to higher employee and administrative costs of $51.1 million, increased legal reserves of $13.0 million, higher electric generation and maintenance expenses of $6.2 million and $3.7 million of restructuring charges. These increases in operating expenses were partially offset by lower property taxes of $6.3 million, lower environmental expense of $5.4 million and lower depreciation of $4.0 million. The increase in employee and administrative expense was primarily due to higher pension cost of $42.6 million. The decrease in depreciation expense is mostly due to the impact of an $8.3 million adjustment recorded by Northern Indiana during the second quarter of 2008.
Operating income for 2008 was $219.2 million, a decrease of $42.3 million from 2007. The decrease in operating income was due to increased operating expenses of $36.6 million and lower net revenues described above. Operating expenses increased primarily due to a $17.6 million increase in depreciation which includes an $8.3 million depreciation expense adjustment recorded during the second quarter of 2008, higher employee and administrative costs of $11.8 million, higher electric generation and maintenance expenses of $7.5 million and $4.1 million of incremental costs associated with the Sugar Creek facility, partially offset by lower property taxes of $3.9 million. Employee and administrative costs increased as a result of higher payroll costs for increased headcount and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
cost of living and performance adjustments. The higher generation and maintenance expenses were primarily attributable to planned turbine and boiler maintenance and a generator overhaul.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Operations

Year Ended December 31, (in millions)	2009	2008	2007

Net Revenues
Other revenue	$855.9	$1,171.7	$1,048.1
Less: Cost of products purchased (excluding depreciation and amortization)	822.9	1,144.2	1,020.9

Net Revenues	33.0	27.5	27.2

Operating Expenses
Operation and maintenance	19.3	18.2	18.9
Depreciation and amortization	2.1	2.4	2.4
Impairment and (gain)/loss on sale of assets, net	21.7	(0.4)	0.9
Other taxes	4.4	5.3	4.5

Total Operating Expenses	47.5	25.5	26.7

Operating Income	$(14.5)	$2.0	$0.5

In the second quarter of 2009, NiSource was pursuing the sale of its unregulated natural gas marketing business, and results of operations and cash flows in the second and third quarter of 2009 were classified as discontinued operations for this business. However, in the fourth quarter of 2009, an agreement was not reached for the sale of the business as was previously expected, and a sale within the next twelve months is deemed no longer probable. As such, the results of operations and cash flows for this unregulated natural gas marketing business are currently reflected within continuing operations for all periods presented. Certain net assets for the business previously classified as held for sale in June and September of 2009 are no longer reflected as held for sale as of December 31, 2009. In addition, changes were made during the year regarding how associated derivative contracts were being accounted for as a result of the decision to sell this business. Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Consolidated Financial Statements for additional information.
NiSource has made a decision to significantly scale back the unregulated natural gas marketing activities. The move is part of NiSource’s long-term strategy of focusing on its core regulated businesses. NiSource has notified its current customers of this decision.
For 2009, Other Operations gross revenues decreased due to a significant decline in natural gas commodity prices.
Lake Erie Land Company, Inc.
Lake Erie Land, which is wholly-owned by NiSource, was in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. In the second quarter of 2009, the developer was unable to meet certain contractual obligations under the sale agreement. NiSource granted a limited extension for the developer to meet its contractual obligations and began negotiations with another potential buyer to replace the original developer under the existing agreement. In July 2009, NiSource signed a letter of intent with the new potential buyer which was reaffirmed in October 2009. However, in the fourth quarter of 2009, an agreement was not reached for the sale of the real estate as was previously expected, and a sale within the next twelve months is deemed no longer probable. As such, certain real estate assets previously classified as held for sale are no longer reflected as held for sale as of December 31, 2009. An impairment loss of $16.6 million was recorded in the fourth quarter of 2009 to record certain Lake Erie Land assets at fair value.
NDC Douglas Properties, Inc.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. Five of these properties are classified as assets and liabilities held for sale, and results of operations and cash flows for these properties are classified as discontinued operations. Based on the expected proceeds from the sale of the five properties being less than the net book value, an impairment charge of $2.7 million, net of tax, was included in Loss on Disposition of Discontinued Operations in the Statements of Consolidated Income (Loss) for the year ended December 31, 2009. A purchase agreement was executed for the sale of three of the properties on November 20, 2009; however, the sale is not expected to be final until the first quarter of 2010. The other two properties are expected to sell in the second half of 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (continued)
NiSource Inc.
Other Operations (continued)
NDC Douglas Properties owns four other properties which do not currently meet the assets held for sale criteria, as their estimated sale date is greater than one year. Based on previous impairments recorded on other NDC Douglas Properties, the properties were tested for impairment during the third quarter of 2009. The test resulted in an additional pre-tax impairment charge of $4.4 million which reduced Operating Income for the year ended December 31, 2009.
PEI Holdings, Inc.
Whiting Clean Energy. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million, which included $16.1 million in working capital. In the first quarter of 2008, NiSource began accounting for the operations of Whiting Clean Energy as discontinued operations. As such, a net loss of zero, $2.4 million, and net income of $3.7 million was included as net income or loss from discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively. Refer to Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale,” in the Notes to Consolidated Financial Statements for additional information.
Environmental Matters
Currently, various environmental matters impact the Other Operations segment. As of December 31, 2009, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Other Operations segment.
Net Revenues
For the year ended 2009, net revenues were $33.0 million, an increase of $5.5 million from 2008 due primarily to a higher commercial and industrial gas marketing revenues of $5.7 million, from forward physical sales contracts that are recorded at fair value.
For the year ended 2008, net revenues were $27.5 million, an increase of $0.3 million from 2007. The increase was a result of higher commercial and industrial gas marketing revenues.
Operating Income
The Other Operations segment reported an operating loss of $14.5 million in 2009 compared to operating income of $2.0 million for 2008 due mainly to $22.0 million of higher operating expenses partly offset by higher net revenues described above. Operating expenses for 2009 included impairments of $16.6 million, $4.4 million and $0.7 million recorded on Lake Erie Land, three NDC Douglas Properties and the unregulated natural gas marketing business associated with programs to sell certain net assets described above.
The Other Operations segment reported operating income of $2.0 million in 2008 compared to operating income of $0.5 million for 2007 due to lower operating expenses and higher net revenues described above. Operating expenses for 2008 include a gain of $0.5 million on the sale of certain land compared to losses impacting 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NiSource Inc.
Quantitative and Qualitative Disclosures about Market Risk are reported in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NiSource Inc.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission LLC
CORC	Columbia of Ohio Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Lake Erie Land	Lake Erie Land Company, Inc.
Millennium	Millennium Pipeline Company, L.P.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company Inc.
NRC	NIPSCO Receivables Corporation
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
ACES	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
AICPA	American Institute of Certified Public Accountants
AOC	Administrative Order by Consent
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	greenhouse gases
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
mwh	Megawatts hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS (continued)

RBS	Royal Bank of Scotland LC
RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the accompanying consolidated balance sheets and statements of consolidated long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, of common stockholders’ equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 26, 2010

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009, of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 26, 2010

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2009	2008	2007

Net Revenues
Gas Distribution	$3,296.2	$5,171.3	$4,332.5
Gas Transportation and Storage	1,239.5	1,132.4	1,089.6
Electric	1,213.2	1,357.0	1,358.6
Other	900.5	1,218.3	1,080.9

Gross Revenues	6,649.4	8,879.0	7,861.6
Cost of Sales (excluding depreciation and amortization)	3,318.0	5,633.3	4,675.2

Total Net Revenues	3,331.4	3,245.7	3,186.4

Operating Expenses
Operation and maintenance	1,653.4	1,457.2	1,430.1
Depreciation and amortization	589.0	567.0	540.0
Impairment and (gain)/loss on sale of assets, net	19.2	7.6	10.8
Other taxes	283.9	307.5	298.3

Total Operating Expenses	2,545.5	2,339.3	2,279.2

Equity Earnings in Unconsolidated Affiliates	16.0	12.3	9.4

Operating Income	801.9	918.7	916.6

Other Income (Deductions)
Interest expense, net	(399.0)	(379.7)	(401.9)
Other, net	(1.4)	17.6	(6.5)
Loss on early extinguishment of long-term debt	(4.5)	—	(40.6)

Total Other Income (Deductions)	(404.9)	(362.1)	(449.0)

Income From Continuing Operations Before Income Taxes	397.0	556.6	467.6
Income Taxes	165.8	186.0	164.6

Income from Continuing Operations	231.2	370.6	303.0

Income (Loss) from Discontinued Operations — net of taxes	(10.7)	(183.4)	10.0
Gain (Loss) on Disposition of Discontinued Operations — net of taxes	(2.8)	(108.2)	8.4

Net Income	$217.7	$79.0	$321.4

Basic Earnings (Loss) Per Share ($)
Continuing operations	$0.84	$1.35	$1.10
Discontinued operations	(0.05)	(1.06)	0.07

Basic Earnings Per Share	$0.79	$0.29	$1.17

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$0.84	$1.35	$1.10
Discontinued operations	(0.05)	(1.06)	0.07

Diluted Earnings Per Share	$0.79	$0.29	$1.17

Dividends Declared Per Common Share	$0.92	$0.92	$0.92

Basic Average Common Shares Outstanding (millions)	275.1	274.0	273.8
Diluted Average Common Shares (millions)	275.8	275.4	274.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions)	2009	2008

ASSETS
Property, Plant and Equipment
Utility Plant	$18,946.1	$18,356.8
Accumulated depreciation and amortization	(8,353.7)	(8,080.8)

Net utility plant	10,592.4	10,276.0

Other property, at cost, less accumulated depreciation	91.5	112.7

Net Property, Plant and Equipment	10,683.9	10,388.7

Investments and Other Assets
Assets of discontinued operations and assets held for sale	18.7	45.5
Unconsolidated affiliates	165.8	86.8
Other investments	129.2	117.9

Total Investments and Other Assets	313.7	250.2

Current Assets
Cash and cash equivalents	16.4	20.6
Restricted cash	174.7	286.6
Accounts receivable (less reserve of $39.6 and $43.9, respectively)	808.6	1,143.2
Income tax receivable	24.9	—
Gas inventory	384.8	511.8
Underrecovered gas and fuel costs	40.2	180.2
Materials and supplies, at average cost	102.3	95.1
Electric production fuel, at average cost	59.9	63.8
Price risk management assets	173.3	150.4
Exchange gas receivable	72.5	393.8
Regulatory assets	238.3	314.9
Assets of discontinued operations and assets held for sale	2.2	1.0
Prepayments and other	125.5	249.1

Total Current Assets	2,223.6	3,410.5

Other Assets
Price risk management assets	237.6	200.7
Regulatory assets	1,644.1	1,640.4
Goodwill	3,677.3	3,677.3
Intangible assets	319.6	330.6
Postretirement and postemployment benefits assets	19.8	10.3
Deferred charges and other	152.1	123.5

Total Other Assets	6,050.5	5,982.8

Total Assets	$19,271.7	$20,032.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
(in millions, except share amounts)	2009	2008

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 276,638,021 and 274,261,799 shares issued and outstanding, respectively	$2.8	$2.7
Additional paid-in capital	4,057.6	4,020.3
Retained earnings	865.5	901.1
Accumulated other comprehensive loss	(45.9)	(172.0)
Treasury stock	(25.9)	(23.3)

Total Common Stockholders’ Equity	4,854.1	4,728.8
Long-term debt, excluding amounts due within one year	5,965.1	5,943.9

Total Capitalization	10,819.2	10,672.7

Current Liabilities
Current portion of long-term debt	719.3	469.3
Short-term borrowings	103.0	1,163.5
Accounts payable	502.1	693.9
Dividends payable	0.2	—
Customer deposits and credits	301.2	275.9
Taxes accrued	212.9	206.5
Interest accrued	125.4	120.1
Overrecovered gas and fuel costs	220.4	35.9
Price risk management liabilities	190.1	286.5
Exchange gas payable	222.2	555.5
Deferred revenue	27.3	14.7
Regulatory liabilities	43.8	40.4
Accrued liability for postretirement and postemployment benefits	23.6	6.4
Liabilities of discontinued operations and liabilities held for sale	1.7	0.9
Legal and environmental reserves	146.1	375.1
Other accruals	310.3	338.8

Total Current Liabilities	3,149.6	4,583.4

Other Liabilities and Deferred Credits
Price risk management liabilities	170.2	188.5
Deferred income taxes	2,018.2	1,549.8
Deferred investment tax credits	39.6	46.1
Deferred credits	72.4	76.7
Deferred revenue	8.5	6.2
Accrued liability for postretirement and postemployment benefits	1,134.2	1,238.5
Liabilities of discontinued operations and liabilities held for sale	10.2	4.4
Regulatory liabilities and other removal costs	1,558.8	1,386.1
Asset retirement obligations	138.2	126.0
Other noncurrent liabilities	152.6	153.8

Total Other Liabilities and Deferred Credits	5,302.9	4,776.1

Commitments and Contingencies (Refer to Note 20)	—	—

Total Capitalization and Liabilities	$19,271.7	$20,032.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2009	2008	2007

Operating Activities
Net Income	$217.7	$79.0	$321.4
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on Early Extinguishment of Debt	4.5	—	40.6
Depreciation and Amortization	589.0	567.0	540.0
Net Changes in Price Risk Management Assets and Liabilities	(9.1)	25.7	0.8
Deferred Income Taxes and Investment Tax Credits	378.2	137.8	5.5
Deferred Revenue	4.3	(24.0)	(38.8)
Stock Compensation Expense	9.6	9.5	4.4
Loss (Gain) on Sale of Assets	(3.6)	4.3	(0.3)
Loss on Impairment of Assets	22.8	3.3	11.1
Income from Unconsolidated Affiliates	(15.1)	(25.3)	(14.1)
Loss (Income) on Disposition of Discontinued Operations — Net of Taxes	2.8	108.2	(8.3)
Loss (Income) from Discontinued Operations — Net of Taxes	10.7	183.4	(10.0)
Amortization of Discount/Premium on Debt	13.0	7.7	7.3
AFUDC Equity	(5.4)	(5.4)	(3.6)
Changes in Assets and Liabilities:
Accounts Receivable	258.9	(202.4)	17.6
Income Tax Receivable	(24.9)	—	—
Inventories	128.7	(82.4)	98.1
Accounts Payable	(191.5)	(30.0)	(60.5)
Customer Deposits and Credits	25.3	42.3	25.4
Taxes Accrued	116.2	(89.7)	(11.3)
Interest Accrued	5.3	20.8	(2.6)
(Under) Overrecovered Gas and Fuel Costs	324.4	3.6	(118.1)
Exchange Gas Receivable/Payable	(10.0)	(71.9)	31.2
Other Accruals	(3.6)	16.3	(34.1)
Prepayments and Other Current Assets	24.2	(27.5)	5.9
Regulatory Assets/Liabilities	105.2	(91.8)	60.2
Postretirement and Postemployment Benefits	(49.1)	(9.2)	(97.6)
Deferred Credits	6.2	36.3	(0.7)
Deferred Charges and Other NonCurrent Assets	(21.9)	38.7	(22.3)
Other Noncurrent Liabilities	7.9	(36.5)	(8.5)

Net Operating Activities from Continuing Operations	1,920.7	587.8	738.7
Net Operating Activities (used for) or provided by Discontinued Operations	(254.5)	(2.5)	18.5

Net Cash Flows from Operating Activities	1,666.2	585.3	757.2

Investing Activities
Capital Expenditures	(777.2)	(970.2)	(786.5)
Sugar Creek Facility Purchase	—	(329.7)	—
Insurance Recoveries	62.7	46.7	17.4
Proceeds from Disposition of Assets	5.7	47.8	4.2
Restricted Cash	111.9	(228.8)	80.6
Distributions from or (contributions to) equity investments	(23.5)	(39.2)	14.0
Other Investing Activities	(42.0)	(38.1)	5.6

Net Investing Activities used for Continuing Operations	(662.4)	(1,511.5)	(664.7)
Net Investing Activities from or (used for) Discontinued Operations	7.6	397.2	(16.7)

Net Cash Flows used for Investing Activities	(654.8)	(1,114.3)	(681.4)

Financing Activities
Issuance of Long-Term Debt	1,460.0	959.3	803.6
Retirement of Long-Term Debt	(1,169.8)	(40.6)	(457.9)
Repurchase of Long-Term Debt	—	(254.0)	—
Premiums and Other Costs to Retire Debt	—	—	(40.6)
Change in Short-Term Debt, Net	(1,060.5)	102.5	(132.0)
Issuance of Common Stock	10.6	1.3	8.2
Acquisition of Treasury Stock	(2.6)	—	(2.1)
Dividends Paid — Common Stock	(253.3)	(252.4)	(252.1)

Net Cash Flows from or (used for) Financing Activities	(1,015.6)	516.1	(72.9)

Change in cash and cash equivalents from continuing operations	242.7	(407.6)	1.1
Cash (contributions to) receipts from discontinued operations	(246.9)	393.6	0.7
Cash and cash equivalents at beginning of period	20.6	34.6	32.8

Cash and Cash Equivalents at End of Period	$16.4	$20.6	$34.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Nisource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2009	2008

Bay State Gas Company:
Medium-Term Notes —
Interest rates between 6.26% and 9.20% with a weighted average interest rate of 6.81% and maturities between June 6, 2011 and February 15, 2028	48.5	48.5

Total long-term debt of Bay State Gas Company	48.5	48.5

Columbia Energy Group:
Subsidiary debt — Capital lease obligations	0.9	1.0

Total long-term debt of Columbia Energy Group	0.9	1.0

NiSource Capital Markets, Inc:
Senior Notes — 6.78%, due December 1, 2027	3.0	3.0
Medium-term notes —
Issued at interest rates between 7.82% and 7.99%, with a weighted average interest rate of 7.92% and various maturities between March 27, 2017 and May 5, 2027 (a)	106.0	106.0

Total long-term debt of NiSource Capital Markets, Inc.	109.0	109.0

NiSource Corporate Services, Inc.
Capital lease obligations —
Interest rate of 5.586% and various maturities between April 30, 2010 and August 31, 2011 (a)	0.2	0.6
Interest rate of 5.940% due December 31, 2010	—	0.6
Interest rate of 6.709% due between January 1, 2017 and January 1, 2018	32.1	35.6
Interest rate of 9.840% due June 30, 2015	0.9	—

Total long-term debt of NiSource Corporate Services, Inc.	33.2	36.8

NiSource Development Company, Inc.:
NDC Douglas Properties, Inc. — Notes Payable—
Interest rates between 4.000% and 8.385% with a weighted average interest rate of 7.31% and various matuities between May 1, 2013 and July 1, 2041 (a)	6.3	12.8

Total long-term debt of NiSource Development Company, Inc.	6.3	12.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Nisource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT (continued)

As of December 31, (in millions)	2009	2008

NiSource Finance Corp.:
Long-Term Notes —
7-7/8% — due November 15, 2010	—	1,000.0
6.15% — due March 1, 2013	545.0	545.0
5.21% — due November 28, 2012	315.0	315.0
5.40% — due July 15, 2014	500.0	500.0
5.36% — due November 28, 2015	230.0	230.0
5.41% — due November 28, 2016	90.0	90.0
5.25% — due September 15, 2017	450.0	450.0
6.40% — due March 15, 2018	800.0	800.0
5.45% — due September 15, 2020	550.0	550.0
5.89% — due November 28, 2025	265.0	265.0
6.80% — due January 15, 2019	500.0	500.0
10.75% — due March 15, 2016	600.0	—
6.125% — due March 1, 2022	500.0	—
Fair value adjustment of notes for interest rate swap agreements	47.4	99.3
Unamortized premium and discount on long-term debt	(36.1)	(25.8)

Total long-term debt of NiSource Finance Corp, Inc.	5,356.3	5,318.5

Northern Indiana Public Service Company:
Pollution control bonds —
Reoffered interest rates between 5.20% and 5.85%, with a weighted average interest rate of 5.64% and various maturities between June 1, 2013 and April 1, 2019 (a)	244.0	254.0
Medium-term notes —
Issued at interest rates between 7.02% and 7.69%, with a weighted average interest rate of 7.44% and various maturities between July 8, 2011 and August 4, 2027 (a)	164.2	164.2
Wind generation projects notes —
Variable rate of 3.25% at December 31, 2009 due July 1, 2014	3.5	—
Unamortized discount on long-term debt	(0.8)	(0.9)

Total long-term debt of Northern Indiana Public Service Company	410.9	417.3

Total long-term debt, excluding amount due within one year	$5,965.1	$5,943.9

(a)	Interest rates and maturities shown are as of December 31, 2009. Please refer to Note 16 for changes in debt outstanding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Nisource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional		Other
	Common	Treasury	Paid -In	Retained	Comprehensive		Comprehensive
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2007	$2.7	$(21.2)	$3,998.3	$1,005.2	$20.9	$5,005.9

Comprehensive Income:
Net Income				321.4		321.4	$321.4
Other comprehensive income, net of tax:
Gain on available for sale securities:
Unrealized (a)					2.2	2.2	2.2
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(23.8)	(23.8)	(23.8)
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (c )					12.4	12.4	12.4

Total comprehensive income							$312.2
Dividends:
Common stock				(252.1)		(252.1)
Treasury stock acquired		(2.1)				(2.1)
Issued:
Employee stock purchase plan			0.8			0.8
Long-term incentive plan			10.5			10.5
Tax benefits of options and other			0.4			0.4
Amortization of unearned compensation			1.0			1.0

Balance December 31, 2007	$2.7	$(23.3)	$4,011.0	$1,074.5	$11.7	$5,076.6

Comprehensive Income (Loss):
Net Income				79.0		79.0	$79.0
Other comprehensive income (loss), net of tax:
Loss on available for sale securities:
Unrealized (a)					(4.0)	(4.0)	(4.0)
Net unrealized losses on derivatives qualifying as cash flow hedges (b)					(147.4)	(147.4)	(147.4)
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (c )					(32.3)	(32.3)	(32.3)

Total comprehensive income (loss)							$(104.7)
Dividends:
Common stock				(252.4)		(252.4)
Issued:
Employee stock purchase plan			0.9			0.9
Long-term incentive plan			7.4			7.4
Tax benefits of options and other						—
Amortization of unearned compensation			1.0			1.0

Balance December 31, 2008	$2.7	$(23.3)	$4,020.3	$901.1	$(172.0)	$4,728.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Nisource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (continued)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive		Comprehensive
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance December 31, 2008	$2.7	$(23.3)	$4,020.3	$901.1	$(172.0)	$4,728.8

Comprehensive Income (Loss):
Net Income				217.7		217.7	$217.7
Other comprehensive income (loss), net of tax:
Gain on available for sale securities:
Unrealized (a)					2.3	2.3	2.3
Net unrealized gains on derivatives qualifying as cash flow hedges (b)					118.8	118.8	118.8
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (c )					5.0	5.0	5.0

Total comprehensive income							$343.8
Dividends:
Common stock				(253.3)		(253.3)
Treasury stock acquired		(2.6)				(2.6)
Issued:
Common stock issuance	0.1					0.1
Employee stock purchase plan			0.9			0.9
Long-term incentive plan			11.1			11.1
401K and profit sharing issuance			18.1			18.1
Dividend reinvestment plan			6.8			6.8
Amortization of unearned compensation			0.4			0.4

Balance December 31, 2009	$2.8	$(25.9)	$4,057.6	$865.5	$(45.9)	$4,854.1

(a)	Net unrealized gain/loss on available for sale securities, net of $1.6 million tax expense, $2.8 million tax benefit and $1.1 million tax expense in 2009, 2008 and 2007, respectively.

(b)	Net unrealized gain/loss on derivatives qualifying as cash flow hedges, net of $78.3 million tax expense, $94.9 million and $9.8 million tax benefit in 2009, 2008, and 2007 . During 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource had planned to sell.

(c)	Unrecognized Pension Benefit and Other Postretirement Benefit Costs recorded to accumulated other comprehensive income, net of $3.2 million tax expense, $19.9 million tax benefit and $7.3 million tax expense in 2009, 2008 and 2007.

	Common	Treasury	Outstanding
Shares (in thousands)	Shares	Shares	Shares

Balance January 1, 2007	274,679	(1,025)	273,654

Treasury stock acquired		(88)	(88)
Issued:			—
Employee stock purchase plan	36	—	36
Long-term incentive plan	575	—	575

Balance December 31, 2007	275,290	(1,113)	274,177

Treasury stock acquired		(4)	(4)
Issued:			—
Employee stock purchase plan	49		49
Long-term incentive plan	40		40

Balance December 31, 2008	275,379	(1,117)	274,262

Treasury stock acquired		(192)	(192)
Issued:			—
Employee stock purchase plan	80		80
Long-term incentive plan	480		480
Dividend reinvestment	546		546
Retirement savings plan	1,462		1,462

Balance December 31, 2009	277,947	(1,309)	276,638

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS (continued)
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
Within the December 31, 2009 Consolidated Balance Sheet, NiSource recorded accounts receivable credit balances with customer deposits as the line item, “Customer deposits and credits”, within Current Liabilities. The prior period amount of $148.6 million in customer credit balances were reclassified from “Other accruals” to Customer deposits and credits” to conform to the 2009 Consolidated Balance Sheet presentation.
B. Use of Estimates. The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Restricted cash was $174.7 million and $286.6 million as of December 31, 2009 and 2008, respectively. The decrease in restricted cash was due primarily to the change in forward gas prices which resulted in decreased margin deposits on open derivative contracts.
D. Accounts Receivable and Unbilled Revenue. Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $258.7 million and $284.5 million for the years ended December 31, 2009 and 2008, respectively.
E. Investments in Debt and Equity Securities. NiSource’s investments in debt and equity securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income (loss). These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2009, 2008 and 2007.
F. Basis of Accounting for Rate-Regulated Subsidiaries. Rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for regulatory accounting. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of regulatory accounting, NiSource would be required to apply the provisions of Discontinuation of Rate-Regulated Accounting. In management’s opinion, NiSource’s regulated subsidiaries will be subject to regulatory accounting for the foreseeable future. Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for additional information.
G. Utility Plant and Other Property and Related Depreciation and Maintenance. Property, plant and equipment (principally utility plant) is stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties as approved by the appropriate regulators.
The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Electric Operations	3.4%	3.7%	3.6%
Gas Distribution and Transmission Operations	2.9%	2.8%	2.9%

For rate-regulated companies, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service. The pre-tax rate for AFUDC was 3.8% in 2009, 3.3% in 2008 and 5.5% in 2007. Short-term borrowings were primarily used to fund construction efforts in 2008 and 2007. The increase in the 2009 AFUDC rate, as compared with 2008, was due to an increased weighted effect and use of long-term borrowings and equity funds that more than offset a decrease in short-term interest rates associated with the amount of short-term borrowings used for construction.
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
H. Carrying Charges and Deferred Depreciation. Upon completion of units 17 and 18 at the R. M. Schafer Generating Station, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the IURC, pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation are being amortized over the remaining service life of each unit.
Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
On May 28, 2008, the IURC issued an order approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535mw CCGT for $330 million in order to help meet capacity needs. On February 18, 2009, the IURC issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation, pending inclusion in rates, on Sugar Creek effective on December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%. The annual deferral for Sugar Creek is reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. The terms of recovery of the deferral and inclusion of Sugar Creek in rates will be resolved in Northern Indiana’s current rate proceeding.
In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2005 through 2009 had Columbia of Ohio not been subject to rate regulation is a combined $183.4 million, a $29.4 million decrease over the $212.8 million reflected in rates. The regulatory asset was $102.3 million and $108.0 million as of December 31, 2009 and 2008, respectively.
The amount of depreciation that would have been recorded for 2009 had Columbia of Ohio not been subject to rate regulation is $45.1 million, a $5.7 million decrease over the $50.8 million reflected in rates.
I. Amortization of Software Costs. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. NiSource amortized $27.7 million in 2009, $23.1 million in 2008 and $22.0 million in 2007 related to software costs. NiSource's unamortized software balance was $100.5 million and $92.1 million at December 31, 2009 and 2008, respectively.
J. Goodwill and Other Intangible Assets. NiSource has approximately $4.0 billion in goodwill and other intangible assets. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition. In addition, NiSource has other intangible assets consisting primarily of franchise rights apart from goodwill that were identified as part of the purchase price allocations associated with the acquisition of Bay State, a wholly-owned subsidiary of NiSource, which is being amortized on a straight-line basis over forty years from the date of acquisition. Refer to Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
K. Long-lived Assets. NiSource’s Consolidated Balance Sheets contain significant long-lived assets other than goodwill and intangible assets discussed above which are not subject to recovery under regulatory accounting. As a result, NiSource assesses the carrying amount and potential earnings of these assets whenever events or changes in circumstances indicate that the carrying value could be impaired. Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for further information.
L. Revenue Recognition. Revenue is recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered but not billed. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities. For park and loan agreements, cash is received at inception of the service period resulting in the recording of deferred revenues that are recognized in revenues over the period the services are provided.
M. Earnings Per Share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans. The calculation of diluted earnings per share for 2009, 2008, and 2007 excludes out-of-the-money stock options that had an anti-dilutive effect.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2009	2008	2007

Denominator (thousands)
Basic average common shares outstanding	275,061	273,974	273,797
Dilutive potential common shares
Nonqualified stock options	—	—	72
Shares contingently issuable under employee stock plans	330	1,279	626
Shares restricted under stock plans	424	196	180

Diluted Average Common Shares	275,815	275,449	274,675

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
O. Accounts Receivable Sales Program. NiSource enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying Consolidated Balance Sheets and as operating cash flows in the accompanying Statements of Consolidated Cash Flows. The costs of these programs, which are based upon the purchasers’ level of investment and borrowing costs, are charged to Other, net in the accompanying Statements of Consolidated Income. Refer to Note 19, “Transfers of Financial Assets,” in the Notes to Consolidated Financial Statements for further information.
P. Fuel Adjustment Clause. All metered electric rates contain a provision for adjustment to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a FAC. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual costs in a given three-month period are recorded as adjustments to revenue and will be included in a future filing, provided that the purchased power benchmark has not been exceeded. Northern Indiana records any under-recovery or over-recovery as a current regulatory asset or liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly review by the IURC and remains in effect for a three-month period.
Q. Gas Cost Adjustment Clause. All of NiSource’s Gas Distribution Operations subsidiaries defer most differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.
R. Gas Inventory. Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by state regulators for each of NiSource’s regulated subsidiaries. Inventory valued using LIFO was $313.8 million and $382.4 million at December 31, 2009, and 2008, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage at December 31, 2009 and December 31, 2008, exceeded the stated LIFO cost by $295.4 million and $274.9 million, respectively. Inventory valued using the weighted average cost methodology was $71.0 million at December 31, 2009 and $129.4 million at December 31, 2008.
S. Accounting for Exchange and Balancing Arrangements of Natural Gas. NiSource’s Gas Transmission and Storage and Gas Distribution Operations subsidiaries enter into balancing and exchange arrangements of natural gas as part of their operations and off-system sales programs. NiSource records a receivable or payable for their respective cumulative gas imbalances and for any gas inventory borrowed or lent under an exchange agreement. These receivables and payables are recorded as “Exchange gas receivable” or “Exchange gas payable” on NiSource’s Consolidated Balance Sheets, as appropriate.

ITEM 8. FINANCIAL STATEMENTS (continued)
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
U. Accounting for Risk Management and Energy Marketing Activities. ASC Topic 815 — Derivatives and Hedging establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. ASC Topic 815 — Derivatives and Hedging requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as a normal purchase normal sale under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Refer to Note 9, “Risk Management and Energy Marketing Activities,” of these Notes to Consolidated Financial Statements for additional information.
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
W. Environmental Expenditures. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and estimated site-specific costs where assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. The liability is adjusted as further information is discovered or circumstances change. The reserves for estimated environmental expenditures are recorded on the Consolidated Balance Sheets in “Legal and environmental reserves” for short-term portions of these liabilities and “Other noncurrent liabilities” for the respective long-term portions of these liabilities. Rate-regulated subsidiaries applying regulatory accounting establish regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process.
In addition, Northern Indiana received approval from the IURC in 2003 to recover costs associated with environmental compliance programs for NOx pollution-reduction equipment at Northern Indiana’s generating stations. Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Fair Value Measurements and Disclosures. In September 2006, the FASB amended guidance to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Fair value should be based on the assumptions market participants would use when pricing the asset or liability. The adoption of the amended fair value measurements and disclosures on January 1, 2008 did not have an impact on NiSource’s balance of retained earnings.
In February 2008, the FASB delayed the effective date of fair value measurement and disclosure guidance for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The delayed guidance became effective for all nonrecurring nonfinancial assets and liabilities as of January 1, 2009.
In October 2008, the FASB clarified the application of the guidance in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The clarification was effective upon issuance, including prior periods for which financial statements had not been issued.
In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The additional guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted the additional guidance on April 1, 2009.
In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities. This guidance became effective on October 1, 2009.
In September 2009, the FASB issued authoritative guidance that provides further clarification for measuring the fair value of investments in entities that meet the FASB’s definition of an investment company. This guidance permits a company to estimate the fair value of an investment using the net asset value per share of the investment if the net asset value is determined in accordance with the FASB’s guidance for investment companies as of the company’s measurement date. This creates a practical expedient to determining a fair value estimate and certain attributes of the investment (such as redemption restrictions) will not be considered in measuring fair value. Additionally, companies with investments within the scope of this guidance must disclose additional information related to the nature and risks of the investments. This guidance is effective as of December 31, 2009 and is required to be applied prospectively. NiSource has alternative investments that are within the scope of this guidance. However, the fair value of the alternative investments are already determined based on the net asset values per fund. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
In January 2010, the FASB issued authoritative guidance that amends the disclosures about transfers into and out of Level 1 and 2 and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
period, including interim periods, beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. NiSource is currently reviewing the additional requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
Refer to Note 18, “Fair Value Disclosures,” in the Notes to Consolidated Financial Statements for additional information.
Fair Value of Financial Instruments. In April 2009, the FASB revised authoritative guidance requiring disclosures about fair value of financial instruments of publicly traded companies as well as annual financial statements. The guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. NiSource adopted the guidance on April 1, 2009. As the guidance provides only disclosure requirements, the application of this ASC topic did not impact the Consolidated Financial Statements. Refer to Note 18, “Fair Value Disclosures,” in the Notes to Consolidated Financial Statements for additional information.
Business Combinations. In December 2007, the FASB amended authoritative guidance to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption was prohibited. The adoption of the amendment on January 1, 2009 did not have a material impact on the Consolidated Financial Statements.
In April 2009, the FASB addressed application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The additional guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
Recently Issued Accounting Pronouncements
Consolidation of Variable Interest Entities. In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. NiSource is currently reviewing the additional requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
Transfer of Financial Assets. In June 2009, the FASB issued authoritative guidance to amend derecognition criteria guidance in ASC 860 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. NiSource has reviewed the accounting and additional disclosure requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements. This Statement will require transfers of accounts receivable that previously qualified for sales accounting, to be recorded as debt on the Consolidated Balance Sheets effective January 1, 2010. Refer to Note 19, “Transfers of Financial Assets,” for additional information.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
3. Impairments, Restructuring and Other Charges
Impairments. An impairment loss shall be recognized only if the carrying amount of a long lived asset is not recoverable and exceeds its fair value. The test compares the carrying amount of the long lived asset to the fair value of the assets sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
Lake Erie Land, which is wholly-owned by NiSource and within the company’s Other Segment, was in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. In the second quarter of 2009, the developer was unable to meet certain contractual obligations under the sale agreement. NiSource granted a limited extension for the developer to meet its contractual obligations and began negotiations with another potential buyer to replace the original developer under the existing agreement. In July 2009, NiSource signed a letter of intent with the new potential buyer which was reaffirmed in October 2009. However, in the fourth quarter of 2009, an agreement was not reached for the sale of the real estate as was previously expected, and a sale within the next twelve months is no longer probable. As such, certain real estate assets previously classified as held for sale are no longer reflected as held for sale as of December 31, 2009. Concurrent with the determination that it was not probable that the original developer would execute the future sales under the existing agreement and a new developer would not replace the original developer, NiSource tested the assets for impairment. The company compared the carrying value of the assets to the fair value, determined primarily through independent appraisals, and recorded an impairment loss of $16.6 million in the fourth quarter of 2009. The total impairment charge is comprised of $8.8 million recognized due to the uncollectability of certain receivables due from the acquirer of the property and $7.8 million due to the current book value exceeding the fair value of certain real estate property remaining to be sold under the installment sales agreement as of December 31, 2009. The book value of the impaired assets at December 31, 2009, subsequent to the impairment charge, is $27.0 million.
For 2009, NiSource recognized $4.4 million in expense for an impairment charge related to the four properties NDC Douglas Properties owns which do not currently meet the assets held for sale criteria as their estimated sale date is greater than one year. Based on previous impairments recorded on other NDC Douglas Properties, the properties were tested for impairment during the third quarter of 2009. NDC Douglas Properties property, plant, and equipment assets were valued based on a discounted cash flow model utilizing estimated future cash flows. The book value of these assets at December 31, 2009, subsequent to the impairment charge, is $7.0 million.
For 2008, NiSource recognized $3.4 million in expense for the impairment of the Marble Cliff facility discussed in Note 4, “Discontinued Operation and Assets and Liabilities Held for Sale.” For 2007, NiSource recognized $11.0 million in expense for the impairment of assets, including a $7.2 million impairment charge related to base gas at a storage field.
Restructuring. During the first quarter of 2009, NiSource began an organizational restructuring initiative, beginning with Gas Transmission and Storage Operations, in response to the decline in overall economic conditions.
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment took steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $19.9 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs. As of December 31, 2009, 309 employees had been terminated from employment.
In September 2009, NiSource announced the restructuring of Northern Indiana, which aims to redefine business and operations strategies and achieve cost reductions, and impacts both Electric Operations and Gas Distribution Operations. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million to “Operation and maintenance” expense on the Statement of Consolidated Income,

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. As of December 31, 2009, 36 employees had been terminated from employment.
Changes in the restructuring reserve, included in “Other accruals” on the Consolidated Balance Sheets, were as follows:

	Balance at				Balance at
(in millions)	December 31, 2008	Additions	Benefits Paid	Adjustments	December 31, 2009

2009 Initiative:
Gas Transmission and Storage	$—	$21.8	$(18.4)	$(1.9)	$1.5
Northern Indiana	—	5.5	(4.3)	(0.1)	1.1

Total	$—	$27.3	$(22.7)	$(2.0)	$2.6

4. Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2009 were:
(in millions)

	Property, plant and
Assets of discontinued operations and held for sale:	equipment, net	Other assets	Total

NiSource Corporate Services	6.2	—	6.2
NDC Douglas Properties	9.9	2.2	12.1
Columbia Transmission	2.6	—	2.6

Total	$18.7	$2.2	$20.9

Liabilities of discontinued operations and held for sale:	Debt	Accounts payable	Other liabilities	Total

NDC Douglas Properties	11.0	0.6	0.3	11.9

Total	$11.0	$0.6	$0.3	$11.9

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2008 were:
     (in millions)

	Property, plant and
Assets of discontinued operations and held for sale:	equipment, net	Other Assets	Total

Bay State Gas Company	20.8	—	20.8
Lake Erie Land	11.9	—	11.9
NiSource Corporate Services	6.2	—	6.2
NDC Douglas Properties	4.1	1.0	5.1
Columbia Transmission	2.6	—	2.6

Total	$45.6	$1.0	$46.6

Liabilities of discontinued operations and held for sale:	Debt	Accounts payable	Other liabilities	Total

NDC Douglas Properties	4.9	0.2	0.2	5.3

Total	$4.9	$0.2	$0.2	$5.3

Assets classified as discontinued operations or held for sale are no longer depreciated.
During the second and third quarters of 2009, NiSource was pursuing the sale of its unregulated natural gas marketing business. In both periods, net assets for the business were accounted for as assets and liabilities of discontinued operations and the results of operations and cash flows were classified as discontinued operations. Additionally, a cumulative loss on sale of discontinued operations (net of tax) of $8.8 million and $12.4 million was recognized for the second quarter and third quarter, respectively. In the fourth quarter, it was determined the sale was no longer probable because NiSource could no longer assert that a sale would take place within the next twelve months. As such, the assets and liabilities were reclassified to assets held and used. Additionally, the results of operations and cash flows were reclassified to continuing operations for all periods presented. Included in its 2009 results, NiSource recognized an additional $13.7 million pre-tax reserve and other charges for the unregulated natural gas marketing business primarily related to (1) a reserve against certain derivative assets of $9.2 million and (2) other charges of $3.7 million. Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Consolidated Financial Statements for additional information related to price risk assets.
Lake Erie Land, which is wholly-owned by NiSource, was in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. In the second quarter of 2009, the developer was unable to meet certain contractual obligations under the sale agreement. NiSource granted a limited extension for the developer to meet its contractual obligations and began negotiations with another potential buyer to replace the original developer under the existing agreement. In July 2009, NiSource signed a letter of intent with the new potential buyer which was reaffirmed in October 2009. However, in the fourth quarter of 2009, an agreement was not reached for the sale of the real estate as was previously expected, and a sale within the next twelve months is no longer probable. As such, certain real estate assets previously classified as held for sale are no longer reflected as held for sale as of December 31, 2009. An impairment loss of $16.6 million was recorded in the fourth quarter of 2009 as discussed in Note 3, “Impairments, Restructuring and Other Charges.”
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. Five of these properties are classified as assets and liabilities held for sale, and results of operations and cash flows for these properties are classified as discontinued operations. Based on the expected proceeds from the sale of the five properties being less than the net book value, an impairment charge of $2.7 million, net of tax, was included in Loss on Disposition of Discontinued Operations in the Statements of Consolidated Income for the year ended December 31, 2009. A purchase agreement was executed for the sale of three of the properties on November 20, 2009; however, the sale is not expected to be final until the first quarter of 2010. The other two properties are expected to be sold in the second half of 2010.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource Corporate Services is continuing to work with a potential buyer to sell its Marble Cliff facility. A third party appraisal was performed in December 2009 with an estimated market value of the property slightly higher than the book value. NiSource has accounted for this facility as assets held for sale.
On June 18, 2009, Columbia Transmission received approval from the FERC to abandon by sale to an unaffiliated third party its Line R System in West Virginia, which includes certain natural gas pipeline and compression facilities. These assets held for sale have a net book value of $2.4 million. The sale transaction is expected to close in 2010.
On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million, which included $16.1 million in working capital. In the first quarter of 2008, NiSource began accounting for the operations of Whiting Clean Energy as discontinued operations. For the year ended December 31, 2008, an after tax loss of $32.3 million was included in Loss on Disposition of Discontinued Operations in the Statements of Consolidated Income.
On December 1, 2008, NiSource sold NiSource subsidiaries Northern Utilities and Granite State Gas to Unitil Corporation. The final sale amount was $209.1 million which included $49.1 million in working capital. Under the terms of the transaction, Unitil Corporation acquired Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. For the years ended December 31, 2009 and 2008, an after tax loss of $0.2 million and $75.8 million, respectively, was included in Loss on Disposition of Discontinued Operations in the Statements of Consolidated Income.
During the second quarter of 2008, Bay State signed a letter of intent to sell certain assets, including water heater rentals and other service agreements. During April 2009, negotiations with the potential buyer were terminated. NiSource has determined that it is no longer probable that the property will be sold within twelve months and therefore, reclassified the assets from assets held for sale to assets held and used during the second quarter 2009.
Results from discontinued operations from Whiting Clean Energy, Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

Year Ended December 31, (in millions)	2009	2008	2007

Revenues from Discontinued Operations	$3.5	$190.5	$267.6

Income (Loss) from discontinued operations	(18.3)	(280.2)	18.0
Income tax expense (benefit)	(7.6)	(96.8)	8.0

Income (Loss) from Discontinued Operations - net of taxes	$(10.7)	$(183.4)	$10.0

Gain (Loss) on Disposition of Discontinued Operations — net of taxes	$(2.8)	$(108.2)	$8.4

The loss on disposition of discontinued operations for the year ended December 31, 2009 includes NDC Douglas Properties of $2.7 million. The loss on disposition of discontinued operations for the year ended December 31, 2008 includes the after tax loss on disposition related to the sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $32.3 million, $63.3 million and $12.5 million, respectively.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
5. Property, Plant and Equipment
NiSource’s property, plant and equipment on the Consolidated Balance Sheets was classified as follows:

At December 31, (in millions)	2009	2008

Property Plant and Equipment
Gas Distribution Utility (1)	$6,947.5	$6,608.6
Gas Transmission Utility	5,703.5	5,412.6
Electric Utility (1)	5,999.2	5,890.4

Construction Work in Process	295.9	445.2

Non-Utility and Other	157.4	165.9

Total Property Plant and Equipment	$19,103.5	$18,522.7

Accumulated Depreciation and Amortization
Gas Distribution Utility (1)	$(2,661.4)	$(2,536.0)
Gas Transmission Utility	(2,693.1)	(2,676.3)
Electric Utility (1)	(2,999.2)	(2,868.5)

Non-Utility and Other	(65.9)	(53.2)

Total Accumulated Depreciation and Amortization	$(8,419.6)	$(8,134.0)

Net Property, Plant and Equipment	$10,683.9	$10,388.7

(1)	Northern Indiana’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.
On May 30, 2008, Northern Indiana purchased Sugar Creek for approximately $330 million. This purchase was in response to Northern Indiana’s need to add approximately 1,000 mw of new capacity. Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for further discussion. The Sugar Creek facility is a CCGT located in West Terre Haute, Indiana with a plant capacity rating of 535 mw. Sugar Creek has transmission access to both the MISO and PJM Interconnection wholesale electricity markets. As of December 1, 2008, the Sugar Creek facility was dispatched into MISO. At acquisition, Northern Indiana recorded at fair value $328.1 million related to utility plant. No goodwill was recorded in conjunction with the purchase. The allocation of the purchase price was assigned to the assets and liabilities of Sugar Creek, based on their estimated fair value.
6. Goodwill and Other Intangible Assets
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
NiSource has four reporting units that carry or are allocated goodwill. NiSource’s goodwill assets at December 31, 2009 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
amount, approximately $1,975.5 million is allocated to Columbia Transmission Operations (which is comprised of Columbia Transmission and Columbia Gulf) and $1,683.0 million is allocated to Columbia Distribution Operations (which is comprised of Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Virginia). In addition, the goodwill balances at December 31, 2009 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
In estimating the fair value of the Columbia Transmission Operations and Columbia Distribution Operations reporting units for the June 30, 2009 test, NiSource used a weighted average of the income and market approach. Under the income approach, NiSource utilized a valuation technique based on discounted cash flows that incorporates internal projections of expected future cash flows and operating results to estimate a fair value of each reporting unit. Under the market approach, NiSource utilized three market-based models to estimate the fair value of the reporting units: (i) the comparable company multiples method, which estimated fair value of each reporting unit by analyzing EBITDA multiples of a peer group of publicly traded companies and applying that multiple to the reporting units EBITDA, (ii) the comparable transactions method, which valued the reporting unit based on observed EBITDA multiples from completed transactions of peer companies and applying that multiple to the reporting unit’s EBITDA and (iii) the market capitalization method, which used the NiSource share price and allocated NiSource’s total market capitalization among both the goodwill and non-goodwill reporting units based on the relative EBITDA, revenues and operating income of each reporting unit. Each of the three market approaches were calculated with the assistance of a third party valuation firm, using multiples and assumptions inherent in today’s market. The degree of judgment involved and reliability of inputs into each model were considered in weighting the various approaches. The resulting estimate of fair value of the reporting units, using the weighted average of the income and market approaches, exceeded their carrying values, indicating that no impairment exists, under step 1 of the annual impairment test. No impairment has been required in previous periods as well.
Certain key assumptions used in determining the fair values of the reporting units included planned operating results, discount rates and the long-term outlook for growth. NiSource used discount rates, based on the weighted average cost of capital, of 5.68% and 6.04% for Columbia Transmission Operations and Columbia Distribution Operations, respectively. Growth rates for Columbia Transmission Operations and Columbia Distribution Operations are 3% and 3.59%, respectively, which are slightly less than the growth rates used in the prior years. Management also performed a sensitivity analysis using discount rates of 6.55% and 6.91% for Columbia Transmission Operations and Columbia Distribution Operations, respectively. Using the discount rates of 5.68% and 6.04% for Columbia Transmission Operations and Columbia Distribution Operations, respectively, the excess fair values were approximately $1,500 million for each reporting unit. If the discount rates were increased to 6.55% and 6.91% for Columbia Transmission Operations and Columbia Distribution Operations, respectively, the excess fair value would be approximately $700 million and approximately $500 million, respectively. Under either discount rate scenario, the impairment test indicated that a write-down of goodwill was not required.
Because NiSource’s reportable entities with goodwill consist of regulated companies, the regulated recovery rates and approved rate of returns allow for a more predictable and steady stream of revenue and cash flows. This helps mitigate the impacts that might otherwise be felt from the recessionary trends seen in other industries and also adds more reliability to the cash flow forecasts used to calculate the fair value in the discounted cash flow model. NiSource reviewed its estimates and assumptions used in the discounted cash flow model at June 30, 2009, noting that there are no significant changes that would be made in light of the current economic environment. In addition, the 2009 operating results for the Gas Distribution Operations and Gas Transmission and Storage Operations segments exceeded 2009 estimates used to calculate fair value in the June 30, 2009 annual impairment test.
It should be noted that all ratings for NiSource’s senior unsecured debt continue to be investment grade. Further, NiSource’s stock price between December 31, 2008 and December 31, 2009 has performed better than the Dow Jones Industrial Average (DJIA) and the Dow Jones Utility Average, which increased 18.8% and 7.3%, respectively. NiSource’s stock price increased in the same period by 40.2%.
Goodwill related to the acquisition of Northern Indiana Fuel and Light and Kokomo Gas of $13.3 million and $5.5 million, respectively, was also tested for impairment as of June 30, 2009 using an income approach to determine the fair value of each of these reporting units. A discount rate range of 6.04% to 6.91% and growth rates, factoring in the regulatory environment and growth initiatives, for each reporting unit were the significant assumptions used in determining the fair values using the income approach. The step 1 goodwill impairment test resulted in the fair

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
value of each of these reporting units exceeding the carrying value. Goodwill for Kokomo Gas of $13.3 million is net of an impairment charge of $10.9 million, which was required based on the June 30, 2005 annual impairment test. No other impairment has been recorded for Kokomo Gas or Northern Indiana Fuel.
NiSource considered whether there were any events or changes in circumstances during the third and fourth quarters of 2009 that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted which would require goodwill impairment testing during the these quarters.
NiSource’s intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisition in February 1999 of Bay State. These amounts were $319.6 million and $330.6 million, net of amortization of $122.6 million and $111.6 million, at December 31, 2009, and 2008, respectively, and are being amortized over forty years from the date of acquisition. NiSource recorded amortization expense of $11.0 million in 2009, 2008 and 2007 related to its intangible assets.
7. Asset Retirement Obligations
Changes in NiSource’s liability for asset retirement obligations for the years 2009 and 2008 are presented in the table below:

(in millions)	2009	2008

Beginning Balance	$126.0	$128.2
Accretion expense	0.7	0.8
Accretion recorded as a regulatory asset	7.1	5.2
Additions	11.2	1.7
Settlements	(6.8)	(9.9)

Ending Balance	$138.2	$126.0

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
Gas Distributions Operations annual cut and cap additions and settlements for its pipe system for 2009 were $6.5 million and $4.0 million, respectively. Northern Indiana performed retirement activities associated with a landfill and asbestos removal resulting in settlements of $1.0 million for 2009. Northern Indiana also recorded additions of $2.0 million for 2009 related to landfill activities.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
8. Regulatory Matters
Regulatory Assets and Liabilities
Regulatory assets were comprised of the following items:

At December 31, (in millions)	2009	2008

Assets
Reacquisition premium on debt	$15.8	$18.6
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1-H)	15.9	20.2
Unrecognized pension benefit and other postretirement benefit costs (see Note 12)	980.7	1,094.4
Other postretirement costs	101.8	99.1
Environmental costs (see Note 20-D)	33.3	29.3
Regulatory effects of accounting for income taxes (see Note 1-V)	253.2	157.5
Underrecovered gas and fuel costs (see Note 1-P)	40.2	180.2
Depreciation (see Note 1-H)	121.6	125.4
Uncollectible accounts receivable deferred for future recovery	26.8	38.6
Percentage of Income Plan	54.1	114.5
Asset retirement obligations (see Note 7)	39.9	36.3
Derivatives (see Note 9)	28.8	71.5
Post-in service carrying charges	49.4	45.8
EERM operation and maintenance and depreciation deferral	37.2	28.5
MISO (see Note 8)	26.4	22.9
Sugar Creek carrying charges and deferred depreciation (see Note 1-H)	30.0	—
Other	67.5	52.7

Total Assets	$1,922.6	$2,135.5

Less amounts included as Underrecovered gas and fuel cost	(40.2)	(180.2)

Total Regulatory Assets reflected in Current Regulatory Assets and Other Regulatory Assets	$1,882.4	$1,955.3

Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2009	2008

Liabilities
Overrecovered gas and fuel costs (see Note 1-P)	$220.4	$35.9
Asset retirement obligations (see Note 7)	137.9	125.7
Cost of Removal (see Note 7)	1,385.8	1,315.2
Regulatory effects of accounting for income taxes (see Note 1-V)	137.8	38.1
Unrecognized pension benefit and other postretirement benefit costs (see Note 12)	1.4	2.0
Transition capacity cost	13.2	20.8
Emission allowances (see Note 8)	19.6	18.1
Derivatives (see Note 9)	2.1	6.7
Other	42.7	25.6

Total Liabilities	$1,960.9	$1,588.1

Less amounts included as Overrecovered gas and fuel cost	(220.4)	(35.9)
Less amounts included as Asset retirement obligations	(137.9)	(125.7)

Total Regulatory Liabilities reflected in Current Regulatory Liabilities and Other Regulatory Liabilities and Other Removal Costs	$1,602.6	$1,426.5

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
With the adoption of provisions in the ASC topic for retirement benefits, NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement plans costs is probable. These rate-regulated subsidiaries recorded amounts that would otherwise have been recorded to accumulated other comprehensive income (loss) to a regulatory asset account. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for additional information. These amounts are adjusted annually as part of the year-end valuation of pension and other post retirement plan assets and liabilities.
Regulatory assets, including underrecovered gas and fuel cost, of approximately $1,753.5 million as of December 31, 2009 are not presently included in rate base and consequently are not earning a return on investment. Regulatory assets of approximately $1,452.1 million include expenses that are recovered as components of the cost of service and are generally covered by regulatory orders. These costs are recovered over a remaining life of up to 43 years. Regulatory assets of approximately $301.4 million require specific rate action.
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. Northern Indiana currently has plans underway for the filing of a gas rate case, the first since 1987. The filing is expected to be made in 2010, with new rates anticipated to be effective in early 2011.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The Indiana Finance Authority received one bid, from Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. Current law requires that all Indiana gas utilities including Northern Indiana will be delivering a portion of Substitute Natural Gas from this facility, once it is built. The IURC must approve the final contract between the Indiana Finance Authority and Indiana Gasification.
On October 21, 2009, the IURC issued an Order in the proceeding concerning Northern Indiana’s annual gas recovery, rejecting the use of a four-year average to compute unaccounted for gas. This Order will require Northern Indiana to refund an estimated $5.8 million to customers based on a calculation utilizing a 1-year average of unaccounted for gas for the twelve month periods ended July 31, 2008 and July 31, 2009. A reserve has been provided for the full amount of the refund, which will be returned to customers beginning in March, 2010.
On December 9, 2009, Northern Indiana filed a Petition with the IURC to extend its alternative regulatory programs that expire on May 1, 2010. On February 12, 2010, Northern Indiana, the OUCC and gas marketers supplying gas to residential and small commercial customers filed a Joint Stipulation and Agreement proposing an extension the programs through March 31, 2012, subject to IURC approval.
Columbia of Ohio filed a base rate case with the PUCO on March 3, 2008 and a settlement agreement was filed on October 24, 2008. In the base rate case, Columbia of Ohio sought recovery of increased infrastructure replacement costs, as well as the stabilization of revenues and cost recovery through rate design. The agreement included an annual revenue increase of $47.1 million and also provided for recovery of costs associated with Columbia of Ohio’s infrastructure replacement program. On December 3, 2008, the PUCO approved the settlement agreement in all material respects and approved Columbia of Ohio’s proposed rate design, with new rates taking effect December 3, 2008.
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
On January  30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction will replace Columbia’s current GCR mechanism for providing commodity gas supplies to its sales customers. By order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia will conduct two consecutive one-year long standard service offer auction periods starting April 2010 and April 2011. On February 23, 2010, Columbia held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per mcf. On February 24, the PUCO issued an Entry that approved the results of the auction and directed Columbia to proceed with the implementation of the standard service offer process.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
On February 27, 2009, Columbia of Ohio filed an application to adjust rates associated with Rider IRP. Rider IRP recovers costs associated with the replacement of natural gas risers that are prone to failure; maintenance, repair and replacement of customers service lines; an Accelerated Mains Replacement Program; and installation of Automatic Meter Reading Devices. On June 2, 2009, Columbia of Ohio filed a Joint Stipulation and Recommendation that settled all issues. On June 24, 2009, the PUCO issued an Order approving the Stipulation. Rates associated with Rider IRP were increased by $13.8 million annually beginning in July 2009.
On November 30, 2009, Columbia of Ohio filed a notice of intent to file an application to adjust rates associated with Rider IRP and Rider DSM. Rider DSM tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. On February 26, 2010, Columbia filed an application in support of its request to adjust rates with an anticipated effective date of May 1, 2010.
On January 28, 2008, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC seeking recovery of costs associated with its significant capital program, as well as stabilization of revenues through modifications to rate design. On July 2, 2008, Columbia of Pennsylvania and all interested parties filed a unanimous settlement and on October 23, 2008, the Pennsylvania PUC issued an Order approving the settlement as filed, increasing annual revenues by $41.5 million. New rates went into effect October 28, 2008.
On January 28, 2010, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking an increase of approximately $32 million annually. The company anticipates a final order will be received and rates will go into effect in the fourth quarter of 2010.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland PSC. On February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. On March 27, 2009, the settlement was approved as filed.
On January 28, 2010, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking an increase of approximately $2 million annually. The company anticipates a final order will be received and new rates will go into effect in the second quarter of 2010.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts DPU, requesting an annual increase of $34.2 million. In its initial filing, Bay State sought revenue decoupling, as well a mechanism for the recovery of costs associated with the replacement of the company’s infrastructure. On October 30, 2009, the Massachusetts DPU issued a decision granting the company a $19.1 million base rate increase and approving the company’s proposed revenue decoupling mechanism and infrastructure replacement program. New rates went into effect November 1, 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky sought enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the replacement of the company’s infrastructure. A settlement agreement with all parties was presented in a hearing before the Kentucky PSC on September 18, 2009. The settlement agreement provided for a base rate increase of approximately $6 million, the authorization of an increase to the monthly customer charge, the implementation of an Accelerated Main Replacement Program rider and the introduction of a residential energy efficiency program. On October 26, 2009, the Kentucky PSC approved the settlement agreement as filed, with new rates taking effect on October 27, 2009.
On June 8, 2009, Columbia of Virginia filed an Application with the VSCC for approval of a CARE Plan for a three-year period beginning January 1, 2010. The CARE Plan included incentives for residential and small general service customers to actively pursue conservation and energy efficiency measures, a surcharge designed to recover the costs of such measures on a real-time basis, and a performance-based incentive for the delivery of conservation and energy efficiency benefits. The CARE Plan also included a rate decoupling mechanism designed to mitigate the impact of declining customer usage. On October 28, 2009, Columbia of Virginia and other parties to the proceeding presented a unanimous settlement to the Hearing Examiner, which provided for approval of the CARE Plan

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Application with modifications. The settlement was approved by the VSCC on December 4, 2009, with mechanisms becoming effective January 1, 2010.
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
Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. On February 27, 2009, Columbia of Ohio filed an application to adjust its Rider IRP to recover costs for risers and accelerated main replacements. On June 24, 2009, the PUCO approved a stipulation allowing Columbia of Ohio to implement the new rider rate on July 1, 2009, resulting in an annual revenue increase of $14.2 million. On October 26, 2009, the Kentucky PSC approved a mechanism for recovering the costs of Columbia of Kentucky’s Accelerated Main Replacement Program. In the same Order the Kentucky PSC also approved a mechanism for the recovery of Columbia of Kentucky’s uncollectible expenses associated with the cost of gas. On October 30, 2009, the Massachusetts DPU approved a mechanism for the recovery of costs associated with the replacement of Bay State’s infrastructure.
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances will not accrue carrying charges and Columbia of Ohio may not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years. The amount deferred was approximately $13 million in 2009.
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
Ohio Storage Project. On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion was available beginning May 2009 and the expansion was placed in full service during the fourth quarter of 2009. The expansion capacity is 58% contracted on a long-term, firm basis, with the FERC authorized market-based rates for these and any future services.
Majorsville, PA Project. The Gas Transmission and Storage Operations segment is in the process of executing three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Precedent Agreements were executed by anchor shippers in the fourth quarter of 2009. On January 20, 2010, Columbia Transmission filed with the FERC an application to transfer certain pipeline facilities to a newly formed affiliate, NiSource Midstream, LLC that, once approved, will be part of the facilities providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. The Majorsville, PA project is expected to be in service by the end of the third quarter 2010.
Incentive Fixed Fuel Mechanism. On November 9, 2009, Columbia Gulf filed an application before the FERC for approval to replace Columbia Gulf’s existing Transportation Retainage Adjustment tracker mechanism that Columbia Gulf currently relies upon to recover fuel with a proposed Incentive Fixed Fuel mechanism. The Incentive Fixed Fuel would establish a fixed fuel rate and includes incentives to improve pipeline infrastructure and reduce pipeline fuel requirements.
Electric Operations Regulatory Matters
Significant Rate Developments. On June 27, 2008, Northern Indiana filed a petition for new electric base rates and charges. It has been more than 22 years since Northern Indiana has had an electric base rate increase. The filing requested an increase in base rates calculated to produce additional gross margin of $85.7 million. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Evidentiary hearings concluded on August 6, 2009, and the briefing schedule concluded in January 2010. The case is expected to be resolved with new electric rates effective during the first half of 2010.
Northern Indiana received a favorable regulatory order on February 18, 2009 related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was in service for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and carrying costs associated with the $330 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO.
Northern Indiana anticipates filing another electric base rate case during 2010. Among other things, the filing is expected to include the effect of increased pension expense, as well as demand levels based on more recent operating experience.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC enters a base rate order that approves revised Northern Indiana electric rates. Credits amounting to $56.1 million, $53.9 million and $56.0 million were recognized for electric customers for 2009, 2008 and 2007, respectively.
On December 9, 2009, the IURC issued an order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. Northern Indiana and other jurisdictional electric utilities must file DSM plans on July 1, 2010, 2013, 2016, and 2019, with annual updates in the interim periods. The IURC requires that certain core programs be established and administered by an independent third party. The IURC did not make any specific findings with respect to cost recovery issues. Northern Indiana is unable to determine or quantify the impact of the order at this time.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
MISO. As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. In its base rate case, Northern Indiana proposes recovery of the cumulative amount of net non-fuel charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the date of effective rates in this case. As of December 31, 2009, Northern Indiana has deferred $3.5 million of non-fuel charges pending the outcome of the current electric rate case proceeding.
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
MISO and PJM Interconnection undertook a joint effort in April and May 2009 to identify a source of unaccounted for flows on several coordinated flowgates. The analysis found that certain PJM Interconnection generating units that were once associated with unit-specific capacity sales were erroneously excluded from PJM Interconnection’s market flows, which significantly affected the congestion price on reciprocally coordinated flowgates on Northern Indiana systems. Higher PJM Interconnection market flows on congested flowgates would have resulted in higher payments to MISO by PJM Interconnection during market to market coordination since April 1, 2005. The model was fixed on June 18, 2009 and MISO and PJM Interconnection are currently in settlement discussions with the FERC that began on October 19, 2009 to determine the financial impact of any resettlements. Initial amounts calculated by PJM Interconnection approximated $78 million, while MISO has performed a preliminary estimate of $125 to $150 million. The impact to Northern Indiana cannot be reasonably estimated until a settlement is reached between MISO and PJM Interconnection, and MISO receives approval from the FERC on an allocation methodology to its market participants. Any adjustment will be neutral or favorable to operations.
Cost Recovery and Trackers. A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various intervenors, including the OUCC, had taken issue with the allocation of costs included in Northern Indiana’s FAC-80, FAC-81 and FAC-82, which cover the reconciliation of April — December 2008. The IURC granted a sub-docket to consider such issues in those filings. The intervening parties and Northern Indiana discussed procedures to eliminate these concerns and to resolve them for the historical periods. On November 4, 2009 the IURC approved a settlement agreement which calls for a credit of $8.2 million to be provided to FAC customers beginning in November 2009, less any amount for attorney’s fees and expenses.
On May 28, 2008, the IURC issued an order approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535mw CCGT for $330 million in order to help meet capacity needs. On February 18, 2009, the IURC issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
begin deferring carrying costs and depreciation, pending inclusion in rates, on Sugar Creek effective on December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%. The annual deferral for Sugar Creek is reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. The terms of recovery of the deferral and inclusion of Sugar Creek in rates will be resolved in Northern Indiana’s current rate proceeding.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. During 2009 and 2008, the amount of purchased power costs exceeding the benchmark amounted to $1.0 million and $11.1 million, respectively, which was recognized as a net reduction of revenues. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP and CAIR and CAMR compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Northern Indiana anticipates a total capital investment of approximately $510 million. This revised cost estimate is subject to and pending approval by the IURC. On October 28, 2009, the IURC approved ECR-14 for recovery of items described above based upon a capital expenditure level (net of accumulated depreciation) of $271.2 million.
9. Risk Management and Energy Marketing Activities
NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas price volatility and to secure forward natural gas prices. Interest rate swaps are entered into to manage interest rate risk associated with NiSource’s fixed-rate borrowings. NiSource designates many of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure or sell natural gas or power. These forward physical contracts are derivatives which may qualify for the normal purchase and normal sales exception which would not require mark-to-market accounting.
Accounting Policy for Derivative Instruments. The ASC topic on accounting for derivatives and hedging requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted such as a normal purchase and normal sale contract under the provisions of the ASC topic. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.
NiSource uses a variety of derivative instruments (exchange traded futures and options, physical forwards and options, basis contracts, financial commodity swaps, and interest rate swaps) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For derivative contracts that qualify for the normal purchase and normal sales exception, a contract’s fair value is not recognized in the Consolidated Financial Statements until the contract is settled.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
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
Commodity Price Risk Programs. NiSource and NiSource’s utility customers are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. NiSource purchases natural gas for sale and delivery to its retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of NiSource’s utility subsidiaries offer programs where variability in the market price of gas is assumed by the respective utility. The objective of NiSource’s commodity price risk programs is to mitigate this gas cost variability, for NiSource or on behalf of its customers, associated with natural gas purchases or sales by economically hedging the various gas cost components by using a combination of futures, options, forward physical contracts, basis swap contracts or other derivative contract. Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These commodity price risk programs and their respective accounting treatment are described below.
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
Northern Indiana, Columbia of Virginia and Columbia of Pennsylvania offer a fixed price program as an alternative to the standard GCR mechanism. These services provide customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that would be charged in future months. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options have been used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts have been accounted for as cash flow hedges while some contracts are not. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill in future months at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options have been used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts have been accounted for as cash flow hedges while some contracts are not. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.
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

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
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
As part of the MISO Day 2 initiative, Northern Indiana was allocated or has purchased FTRs. These FTRs help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs are marked to fair value and are not accounted for as a hedge, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. In the second quarter of 2008, MISO changed its allocation procedures from an allocation of FTRs to an allocation of ARRs, whereby Northern Indiana was allocated ARRs based on its historical use of the MISO administered transmission system. ARRs entitle the holder to a stream of revenues or charges based on the price of the associated FTR in the FTR auction. Northern Indiana purchased FTRs in the second quarter of 2008 and 2009.
NiSource is also involved in commercial and industrial gas sales related to the unregulated natural gas marketing business, whereby gas derivatives are utilized to hedge expected future gas purchases and sales. These derivatives associated with commercial and industrial gas sales were previously accounted for as cash flow hedges. NiSource also has corresponding forward physical sales contracts of natural gas with customers. These forward physical sales contracts are derivatives that generally qualify for the normal purchase and normal sales exception, which NiSource had elected in prior periods, and therefore did not require mark-to-market accounting. In the second quarter of 2009, NiSource was pursuing the sale of its unregulated natural gas marketing business. As a result of this decision, certain forecasted transactions were no longer probable to occur, which triggered the mark-to-market treatment of certain forward sales contracts that were previously exempt under the normal purchase and normal sale exception. In addition, the mark-to-market gains and losses deferred in accumulated other comprehensive income (loss) related to certain financial derivatives accounted for as a cash flow hedge were recognized in income from discontinued operations in the second and third quarter of 2009. NiSource recorded a reserve of $9.2 million against certain derivatives as of December 31, 2009. This amount represents reserves related to the creditworthiness of certain customers, fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. Refer to Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale,” in the Notes to Consolidated Financial Statements for additional information. The physical sales contracts marked-to-market had a fair value of approximately $126.9 million at December 31, 2009, while the financial cash flow hedge contracts recognized to income in the same period had a fair value loss of $114.6 million.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Commodity price risk program derivative contracted gross volumes are as follows:

	December 31, 2009	December 31, 2008

Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	26.4	31.2
Price Protection Service program derivatives (MMDth)	1.6	1.9
DependaBill program derivatives (MMDth)	0.6	0.3
Regulatory incentive program derivatives (MMDth)	0.9	2.9
Gas marketing program derivatives (MMDth) (a)	74.7	84.4
Gas marketing forward physical derivatives (MMDth) (b)	79.6	—
Electric energy program FTR derivatives (mw)	1,343.7	8,068.0

(a)	Basis contract volumes not included in the above table were 82.3 MMDth and 83.5 MMDth as of December 31, 2009 and December 31, 2008, respectively.

(b)	Gas marketing forward physical derivatives at December 31, 2008 received the normal purchase and normal sales exception and did not require mark-to-market accounting. Basis contract volumes not included in the above table were 85.4 MMDth as of December 31, 2009.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of December 31, 2009, NiSource had $6.8 billion of outstanding debt, of which $1,050 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years.
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
Contemporaneously with the issuance on September 16, 2005 of the 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of December 31 2009, $14.4 million is in accumulated other comprehensive loss related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.
NiSource’s location and fair value of derivative instruments on the Consolidated Balance Sheets were:

	December 31,	December 31,
Asset Derivatives(in millions)	2009	2008

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$—	$143.5
Price risk management assets (noncurrent)	—	104.9
Interest rate risk activities
Price risk management assets (noncurrent)	68.2	95.8

Total derivatives designated as hedging instruments	$68.2	$344.2

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$173.3	$6.9
Price risk management assets (noncurrent)	169.4	—

Total derivatives not designated as hedging instruments	$342.7	$6.9

Total Asset Derivatives	$410.9	$351.1

	December 31,	December 31,
Liability Derivatives(in millions)	2009	2008

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$1.0	$233.6
Price risk management liabilities (noncurrent)	0.5	171.4

Total derivatives designated as hedging instruments	$1.5	$405.0

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$189.1	$52.9
Price risk management liabilities (noncurrent)	169.7	17.1

Total derivatives not designated as hedging instruments	$358.8	$70.0

Total Liability Derivatives	$360.3	$475.0

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The effect of derivative instruments on the Statements of Consolidated Income were:
Derivatives in Cash Flow Hedging Relationships
Twelve Months Ended, (in millions)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	Dec. 31,	Dec. 31,	into Income (Effective	Dec. 31,	Dec. 31,
Hedging Relationships	2009	2008	Portion)	2009	2008

Commodity price risk programs	$117.3	$(148.9)	Cost of Sales	$(89.4)	$16.7
Interest rate risk activities	1.5	1.5	Interest expense, net	—	—

Total	$118.8	$(147.4)		$(89.4)	$16.7

Twelve Months Ended, (in millions)

Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Income of Derivative
	Recognized in Income on	(Ineffective Portion and Amount
	Derivative (Ineffective Portion	Excluded from Effectiveness
Derivatives in Cash Flow Hedging	and Amount Excluded from	Testing)
Relationships	Effectivness Testing)	Dec. 31, 2009	Dec. 31, 2008

Commodity price risk programs	Cost of Sales	$—	$—
Interest rate risk activities	Interest expense, net	—	(0.3)

Total		$—	$(0.3)

Derivatives in Fair Value Hedging Relationships
Twelve Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in Fair Value	Location of Gain (Loss) Recognized in	in Income on Derivatives
Hedging Relationships	Income on Derivatives	Dec. 31, 2009	Dec. 31, 2008

Interest rate risk activites	Interest expense, net	$(29.5)	$80.5

Total		$(29.5)	$80.5

Twelve Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value Hedge	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Relationships	Income on Related Hedged Item	Dec. 31, 2009	Dec. 31, 2008

Fixed-rate debt	Interest expense, net	$29.5	$(80.5)

Total		$29.5	$(80.5)

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Derivatives not designated as hedging instruments
Twelve Months Ended, (in millions)

		Amount of Realized/Unrealized Gain
	Location of Gain (Loss)	(Loss) Recognized in Income on
Derivatives Not Designated as Hedging	Recognized in	Derivatives *
Instruments	Income on Derivatives	Dec. 31, 2009	Dec. 31, 2008

Commodity price risk programs	Gas Distribution revenues	$(61.7)	$(32.0)
Commodity price risk programs	Other revenues	172.0	—
Commodity price risk programs	Cost of Sales	70.5	0.3

Total		$180.8	$(31.7)

*	For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $64.4 million and $31.4 million for 2009 and 2008, respectively, were deferred per regulatory orders. These amounts will be amortized to income over future periods up to twelve months per regulatory order.
During 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive income (loss) to Cost of Sales due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource had planned to sell. No amounts were reclassified in 2008. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $0.7 million of loss, net of taxes.
NiSource’s derivative instruments measured at fair value as of December 31, 2009 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that meet the definition of a derivative for which NiSource has elected the normal purchase and normal sale exception. These agreements are exempt from the requirement of Derivatives and Hedging Accounting, and are not measured at fair value. Certain of these agreements do contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard and Poor’s or below Baa3 by Moody’s. As of December 31, 2009, there were no accounts payables under physical commodity purchase agreements containing ratings triggers.
NiSource had $173.2 million and $285.5 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within, “Restricted cash,” on the Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008, respectively.
10. Variable Interest Entities and Equity Investments
A. Variable Interest Entities. A VIE is required to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns. A company that consolidates a VIE is the primary beneficiary of that entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Various disclosures are required about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.
Beginning in the first quarter of 2004, NiSource has consolidated certain low income housing real estate investments from which NiSource derives certain tax benefits for its investment. As of December 31, 2009 and 2008, NiSource increased its long-term debt by approximately $6.3 million and $12.8 million, respectively, as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
B. Equity Investments. Certain investments of NiSource are accounted for under the equity method of accounting. Income and losses from Millennium and Hardy Storage are reflected in Equity Earnings in Unconsolidated Affiliates on NiSource’s Statements of Consolidated Income. These investments are integral to the Gas Transmission and Storage Operations business. Income and losses from all other equity investments are reflected in Other, net on NiSource’s Statements of Consolidated Income. All investments shown as limited partnerships are limited partnership interests.
The following is a list of NiSource’s equity investments at December 31, 2009:

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

On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million included within, “Other, net,” on the Statements of Consolidated income. JOF Transportation Company held a 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.
The following table contains condensed summary financial data for Millennium and Hardy Storage, which are equity investments and therefore not consolidated into NiSource’s Consolidated Balance Sheets and Statements of Consolidated Income. These investments are recorded within Unconsolidated Affiliates on the Consolidated Balance Sheets and Equity Earnings in Unconsolidated Affiliates on the Statements of Consolidated Income.

Year Ended December 31, (in millions)	2009	2008	2007

Millennium
Statement of Income Data:
Total Gross Revenues	$99.4	$3.1	$—
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	99.4	3.1	—
Operating Income	50.1	2.0	—
Net Income	25.5	16.9	8.1
Balance Sheet Data:
Total Assets	1,096.1	1,043.0	214.9
Total Liabilities	867.9	971.5	179.0
Total Members’ Equity	228.2	71.5	35.9

Hardy Storage
Statement of Income Data:
Total Gross Revenues	$23.3	$23.6	$17.9
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	23.3	23.6	17.9
Operating Income	15.2	15.4	14.8
Net Income	7.9	8.6	11.6
Balance Sheet Data:
Total Assets	206.7	213.4	198.9
Total Liabilities	129.2	146.0	141.2
Total Members’ Equity	77.5	67.4	57.7

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Equity in the retained earnings of Millennium and Hardy Storage at December 31, 2009, was $17.3 million and $14.0 million, respectively.
11. Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2009	2008	2007

Income Taxes
Current
Federal	$(196.6)	$31.5	$147.1
State	(15.8)	16.6	13.0

Total Current	(212.4)	48.1	160.1

Deferred
Federal	332.5	167.8	6.7
State	52.2	(22.7)	6.8

Total Deferred	384.7	145.1	13.5

Deferred Investment Credits	(6.5)	(7.3)	(8.0)

Provision recorded as change in uncertain tax benefits	—	(0.1)	(1.1)

Provision recorded as change in accrued interest	—	0.2	0.1

Income Taxes Included in Continuing Operations	$165.8	$186.0	$164.6

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2009		2008		2007

Book income from Continuing Operations before income taxes	$397.0		$556.6		$467.4
Tax expense at statutory federal income tax rate	139.0	35.0%	194.8	35.0%	163.6	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	23.7	6.0	(4.0)	(0.7)	12.9	2.8
Regulatory treatment of depreciation differences	5.6	1.4	6.9	1.2	5.4	1.2
Amortization of deferred investment tax credits	(6.5)	(1.6)	(7.3)	(1.3)	(8.0)	(1.7)
Nondeductible expenses	7.2	1.8	1.9	0.3	0.9	0.2
Employee Stock Ownership Plan Dividends	(2.2)	(0.6)	(2.0)	(0.4)	(2.3)	(0.5)
Regulatory treatment of AFUDC-Equity	(1.9)	(0.5)	(5.1)	(0.9)	(1.9)	(0.4)
Section 199 Electric Production Deduction	(1.2)	(0.3)	(1.8)	(0.3)	(3.3)	(0.7)
Tax accrual adjustments and other, net	2.1	0.6	2.6	0.5	(2.7)	(0.7)

Income Taxes from Continuing Operations	$165.8	41.8%	$186.0	33.4%	$164.6	35.2%

The effective income tax rates were 41.8%, 33.4%, and 35.2% in 2009, 2008 and 2007, respectively. The 8.4% increase in the overall effective tax rate in 2009 versus 2008 was the result of certain nondeductible expenses which increased tax expense by $5.3 million, additional deferred income tax expense of $9.7 million related primarily to state income tax apportionment changes, and a reduction in AFUDC-Equity that increased tax expense by $3.2 million. In addition, the effective tax rate for 2008 was reduced by $14.9 million for the change in Massachusetts state taxes discussed below. The 1.8% decrease in the overall effective tax rate in 2008 versus 2007 was primarily the result of the change in Massachusetts state taxes.
During the third quarter of 2009, NiSource received permission from the IRS to change its tax method of capitalizing certain costs which it applied on a prospective basis to the federal and state income tax returns filed for its 2008 tax year. As a result of the new tax accounting method, NiSource recorded federal and state income tax

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
receivables of $295.7 million. Refunds of $263.5 million were received in October 2009, with additional refunds of $25.3 million received in December 2009 and January and February 2010. The balance of the refunds is expected to be received before the end of the second quarter of 2010. The tax loss for the 2008 tax year resulted in $1.2 million of additional federal income tax expense due to the elimination of Section 199 deductions. The impact of certain state’s restrictions on loss carrybacks and carryforwards resulted in a net charge to state income tax expense of $5.5 million.
During the third quarter of 2008, the Governor of Massachusetts signed into law a bill that significantly changed the Massachusetts corporate income tax regime. Under the new law, which became effective for tax years beginning on or after January 1, 2009, NiSource calculates its Massachusetts income tax liability on a unitary basis, meaning that the income tax obligation to the Commonwealth of Massachusetts is determined based on an apportioned share of all of NiSource’s income, rather than just the income of NiSource’s subsidiaries doing business in Massachusetts. Because of NiSource’s substantial operations outside of Massachusetts, the new law had the impact of reducing the deferred income tax liability to Massachusetts. NiSource recognized the impact of this tax law change as a $14.9 million reduction in income tax expense in 2008. Income tax expense for 2009 reflects the impact of the new law on a prospective basis.
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
Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2009	2008

Deferred tax liabilities
Accelerated depreciation and other property differences	$2,494.5	$2,084.9
Unrecovered gas and fuel costs	10.5	63.0
Other regulatory assets	762.5	708.6
Premiums and discounts associated with long-term debt	15.1	15.7

Total Deferred Tax Liabilities	3,282.6	2,872.2

Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(132.3)	(83.5)
Cost of removal	(528.6)	(506.7)
Pension and other postretirement/postemployment benefits	(465.9)	(505.8)
Environmental liabilities	(28.0)	(29.9)
Price risk management	(10.8)	(96.2)
Other accrued liabilities	(97.1)	(208.6)
Other, net	(18.6)	(6.5)

Total Deferred Tax Assets	(1,281.3)	(1,437.2)

Net Deferred Tax Liabilities less Deferred Tax Assets	2,001.3	1,435.0

Less: Deferred income taxes related to current assets and liabilities	(16.9)	(114.8)

Non-Current Deferred Tax Liability	$2,018.2	$1,549.8

Included under Other, net in the table above, are state income tax net operating loss benefits of $22.7 million and $11.7 million, as of December 31, 2009 and December 31, 2008. NiSource anticipates it is more likely than not that it will realize $21.3 million and $0.4 million of these benefits as of December 31, 2009 and December 31, 2008, respectively, prior to their expiration. As such, a valuation allowance has been recorded of $1.4 million and $11.3 million as of December 31, 2009 and December 31, 2008, respectively. The $9.9 million reduction in the valuation allowance from December 31, 2008 to December 31, 2009 is due to the expiration of the 1995 West Virginia tax net operating loss carryforward period at the end of 2009, offset by additional valuation allowances recorded against the tax

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
net operating loss carryforward period at the end of 2009, offset by additional valuation allowances recorded against tax net operating loss benefits originating in 2008 as a result of the tax accounting method change noted above. The 2008 net operating loss benefits are attributable to loss carryforwards primarily in the states of Indiana, Pennsylvania, West Virginia and Kentucky. The loss carryforward periods expire in various tax years from 2023 through 2028.
The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

(in millions)	2009	2008

Beginning net accumulated deferred tax liability per above table	$1,435.0	$1,599.8
Deferred income tax expense for the period	384.7	145.1
Change in tax effects of income tax related regulatory assets and liabilities	0.1	4.5
Deferred taxes recorded to other comprehensive income/(loss)	83.1	(117.0)
Deferred taxes transferred to taxes accrued and other charges	98.4	(197.4)

Ending net accumulated deferred tax liability per above table	$2,001.3	$1,435.0

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Reconciliation of Unrecognized Tax Benefits (in millions)	2009	2008	2007

Unrecognized Tax Benefits — Opening Balance	$3.5	$3.7	$16.0
Gross decreases — tax positions in prior period	(0.2)	(0.2)	(9.1)
Gross increases — current period tax positions	114.4	—	0.8
Settlements	—	—	(3.5)
Lapse of statute of limitations	—	—	(0.5)

Unrecognized Tax Benefits — Ending Balance	$117.7	$3.5	$3.7

Offset for outstanding IRS refunds	(105.4)	—	—
Offset for state net operating loss carryforwards	(15.6)	—	—

Balance — Net of Refunds and NOL Carryforwards	$(3.3)	$3.5	$3.7

As discussed above, NiSource was granted permission to change its tax method of accounting for capitalizing certain costs and has taken certain positions related to this change in its 2008 income tax return. NiSource’s determination of what constitutes a capital cost versus ordinary expense will be reviewed upon audit by the IRS and may be subject to subsequent adjustment. As such, the status of this tax return position is uncertain at this time. During 2009, NiSource added $114.4 million to its liability for unrecognized tax benefits for uncertain tax positions related to this issue. Offsetting this liability for unrecognized tax benefits are $121.0 million of related outstanding tax receivables and net operating loss carryforwards resulting in a net asset of $6.6 million, related to the tax method change issue. NiSource anticipates it will settle the entire tax position, including interest, at the completion of the IRS audit of the 2008 return. There have been no other material changes in 2009 to NiSource’s uncertain tax positions recorded as of December 31, 2008.
The total amount of unrecognized tax benefits at December 31, 2009, December 31, 2008 and December 31, 2007 that, if recognized, would affect the effective tax rate is $2.9 million, $3.5 million and $3.7 million, respectively. As of December 31, 2008, NiSource did not anticipate any significant changes to its liability for unrecognized tax benefits over the twelve months ended December 31, 2009, and NiSource does not anticipate any significant changes to its December 31, 2009 liability for unrecognized tax benefits over the twelve months ended December 31, 2010.
Effective January 1, 2007, NiSource recognizes accrued interest on unrecognized tax benefits, accrued interest on other income tax liabilities, and tax penalties in income tax expense. With respect to its unrecognized tax benefits, NiSource recorded $0.1 million, $0.2 million and $0.3 million in interest expense in the Statement of Consolidated Income for the periods ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively. For the periods ended December 31, 2009 and December 31, 2008, NiSource reported $0.7 million and $0.6 million, respectively, of accrued interest payable on unrecognized tax benefits on its Consolidated Balance Sheets. There were no accruals for penalties recorded in the Statement of Consolidated Income for the periods ended December

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
31, 2009, December 31, 2008 and December 31, 2007 and there were no balances for accrued penalties recorded on the Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008.
NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, Louisiana, Mississippi, Maryland, Tennessee, New Jersey and New York.
Because NiSource is part of the IRS’s Large and Mid-Size Business program, each year’s federal income tax return is typically audited by the IRS. As of December 31, 2009, tax years through 2004 have been audited and are closed to further assessment. The audit of tax years 2005, 2006 and 2007 began on December 2, 2009. The statute of limitations for tax year 2005 has been extended to September 15, 2010. As of December 31, 2008, tax years through 2004 had been audited and closed to further assessment.
The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are filed. In March 2009, the state of Texas issued its audit report for tax periods 2005 through 2007. The state of Mississippi began its audit of tax years 2004 through 2007 in January 2009, but no audit results have been provided to date. In June 2009 the Commonwealth of Pennsylvania began its audit of tax year 2006, but no audit results have been provided to date. The state of Indiana began its audit of tax years 2005, 2006 and 2007 in March 2009 and concluded the audit in July 2009. As of December 31, 2008, there were no state income tax audits in progress other than the state of Texas audit referred to above.
12. Pension and Other Postretirement Benefits
NiSource provides defined contribution plans and noncontributory defined benefit retirement plans that covers the majority of its employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, NiSource provides health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for NiSource. The expected cost of such benefits is accrued during the employees’ years of service. Current rates of rate-regulated companies include postretirement benefit costs, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts.
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

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:
Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Postretirement Welfare Plan
Asset Category	Minimum	Maximum	Minimum	Maximum

Domestic Equities	25%	45%	35%	55%
International Equities	15%	25%	15%	25%
Fixed Income	15%	45%	20%	50%
Real Estate/Alternative Investments	5%	20%	0%	0%
Short-Term Investments	0%	10%	0%	10%

Pension Plan and Postretirement Plan Asset Mix at December 31, 2009 and December 31, 2008:

			Postretirement
	Defined Benefit		Welfare Plan
(in millions)	Pension Assets	12/31/2009	Assets	12/31/2009
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets
| | | |
Domestic Equities	$653.6	38.9%	$155.1	54.1%
International Equities	326.6	19.4%	41.0	14.3%
Fixed Income	510.7	30.4%	88.4	30.9%
Real Estate/Alternative Investments	169.8	10.1%	—	—
Cash/Other	20.8	1.2%	2.0	0.7%

Total	$1,681.5	100.0%	$286.5	100.0%

			Postretirement
	Defined Benefit		Welfare Plan
(in millions)	Pension Assets	12/31/2009	Assets	12/31/2009
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets

Domestic Equities	$588.8	40.9%	$106.8	50.7%
International Equities	194.8	13.5%	27.7	13.1%
Fixed Income	484.5	33.6%	74.7	35.4%
Real Estate/Alternative Investments	164.1	11.4%	—	—
Cash/Other	8.2	0.6%	1.6	0.8%

Total	$1,440.4	100.0%	$210.8	100.0%

The categorization of investments into the asset classes in the table above are based on definitions established by the NiSource Retirement and Investment Committee. Alternative investments consist primarily of private equity and hedge fund investments. As of December 31, 2009, $409.9 million of defined benefit pension assets and $24.5 million of other postretirement benefit assets included in international equities or fixed income asset classes in the table above would be considered alternative investments, as that term is defined by the AICPA, in addition to those investments in the alternative investments asset class. As of December 31, 2008, $269.9 million of defined benefit pension assets and $18.4 million of other postretirement benefit assets included in international equities or fixed income asset classes in the table above would be considered alternative investments. Alternative investments are defined in the AICPA practice aid on audit considerations for alternative investments as investments not listed on national exchanges or over-the-counter markets, or for which quoted market prices are not available from sources such as financial publications or the exchanges.
Alternative investment values are based on estimates developed by external investment managers and subject to a review process performed by management. In making such valuation determinations, the investment managers

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
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
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the Master Trust’s investment assets at fair value as of December 31, 2009 and 2008. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Total Master Trust investment assets at fair value classified within Level 3 were $287.7 million and $282.7 million as of December 31, 2009 and December 31, 2008, respectively. Such amounts were approximately 15% and 17% of the Master Trust’s total investments as reported on the statement of net assets available for benefits at fair value as of December 31, 2009 and December 31, 2008, respectively.
Investments with maturities of three months or less when purchased are considered cash equivalents and are normally included in the fair value measurements hierarchy as Level 1. Equity securities and mutual funds whose prices are obtained from quoted prices in active markets are also classified as Level 1. In cases where equity securities are not actively traded, they are reflected as level 2 or level 3 depending on the specific security and how active the market is for the respective security. The fair values of most fixed income securities are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are generally categorized as Level 2. Commingled funds are maintained by investments companies that hold certain investments in accordance with a stated set of fund objectives, and the values of the majority of these commingled funds are not publicly quoted and must trade through a broker. Commingled funds that hold underlying investments that have prices which are derived from the quoted prices in active markets are classified as Level 2. Commingled funds that hold underlying investments that have prices which are not derived from the quoted prices in active markets are classified as Level 3. These investments are often valued by investment managers on a periodic basis using pricing models that use market, income, and cost valuation methods. In addition, NiSource’s investments in hedge funds, private equity partnerships, and real estate assets are also valued by investment managers on a periodic basis using pricing models that use market, income, and cost valuation methods and are classified as Level 3.
Fair Value Measurements at December 31, 2009:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
(in millions)	(Level 1)	(Level 2)	(Level 3)	2009

Pension plan assets:
Cash	$10.6	$—	$—	$10.6
Equity securities
U.S. equities	623.8	0.5	—	624.3
International equities	109.4	0.4	—	109.8
Fixed income securities
Government	—	61.4	1.2	62.6
Corporate	—	136.4	2.7	139.1
Mortgages/Asset backed securities	—	90.2	1.2	91.4
Other fixed income	(0.1)	5.0	1.6	6.5
Commingled funds	—	356.2	111.9	468.1
Hedge fund(s)	—	—	68.2	68.2
Private equity limited partnerships	—	—	92.0	92.0
Real estate/real assets	—	—	8.9	8.9

Pension plan assets subtotal	743.7	650.1	287.7	1,681.5

Other postretirement benefit plan assets:
Commingled funds	—	26.7	—	26.7
Mutual funds	259.8	—	—	259.8

Other postretirement benefit plan assets subtotal	259.8	26.7	—	286.5

Total pension and other post- retirement benefit plan assets	$1,003.5	$676.8	$287.7	$1,968.0

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2009:

		Total gains or
	Balance at	losses			Transfers	Balance at
	January 1,	(unrealized /			into/(out of)	December
	2009	realized)	Purchases	(Sales)	level 3	31, 2009

Equity securities
U.S. equities	$—	$(0.1)	$—	$—	$0.1	$—
Fixed income securities
Government	1.0	0.1	0.4	(0.1)	(0.2)	1.2
Corporate	6.2	(2.2)	2.2	(2.7)	(0.8)	2.7
Mortgages/Asset backed securities	5.1	0.4	0.3	(5.2)	0.6	1.2
Other fixed income	0.8	0.9	0.6	(0.7)	—	1.6
Commingled funds	106.0	30.8	—	(25.0)	—	111.8
Hedge fund(s)	64.6	3.7	—	(0.1)	—	68.2
Private equity limited partnerships	92.1	(10.2)	13.1	(2.9)	—	92.1
Real estate/real assets	6.9	(0.5)	2.5	—	—	8.9

Total	$282.7	$22.9	$19.1	$(36.7)	$(0.3)	$287.7

Fair Value Measurements at December 31, 2008:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable	December 31,
(in millions)	(Level 1)	(Level 2)	Inputs (Level 3)	2008

Pension plan assets:
Cash	$9.9	$—	$—	$9.9
Equity securities
U.S. equities	521.7	2.2	—	523.9
International equities	132.3	1.2	—	133.5
Fixed income securities
Government	—	51.5	1.0	52.5
Corporate	—	88.1	6.2	94.3
Mortgages/Asset backed securities	—	136.7	5.1	141.8
Other fixed income	—	0.3	0.8	1.1
Commingled funds	—	217.7	106.0	323.7
Hedge fund(s)	—	—	64.6	64.6
Private equity limited partnerships	—	—	92.1	92.1
Real estate/real assets	—	—	6.9	6.9
Other	—	(3.8)	—	(3.8)

Pension plan assets subtotal	663.9	493.9	282.7	1,440.5

Other postretirement benefit plan assets:
Commingled funds	—	17.6	—	17.6
Mutual funds	193.2	—	—	193.2

Other postretirement benefit plan assets subtotal	193.2	17.6	—	210.8

Total pension and other post- retirement benefit plan assets	$857.1	$511.5	$282.7	$1,651.3

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2008:

		Total gains or			Transfers
	Balance at January	losses (unrealized /			into/(out	Balance at December
	1, 2008	realized)	Purchases	(Sales)	of) level 3	31, 2008

Equity securities
U.S. equities	$0.1	$(0.1)	$—	$—	$—	$—
Fixed income securities
Government	1.1	0.1	—	(0.2)	—	1.0
Corporate	3.5	(0.3)	3.4	(0.2)	(0.2)	6.2
Mortgages/Asset backed securities	3.0	(1.4)	4.9	(1.5)	0.1	5.1
Other fixed income	1.4	(0.6)	0.2	(0.2)	—	0.8
Commingled funds	155.0	(15.7)	—	(27.0)	(6.3)	106.0
Hedge fund(s)	76.8	(12.2)	—	—	—	64.6
Private equity limited partnerships	71.3	6.4	26.2	(5.0)	(6.8)	92.1
Real estate/real assets	4.4	(0.2)	4.5	(2.2)	0.4	6.9

Total	$316.6	$(24.0)	$39.2	$(36.3)	$(12.8)	$282.7

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure. The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2009	2008	2009	2008

Change in projected benefit obligation (a)
Benefit obligation at beginning of year	$2,153.0	$2,158.8	$713.6	$760.7
Service cost	36.0	37.4	8.8	9.4
Interest cost	143.1	132.4	47.7	47.6
Plan participants’ contributions	—	—	5.6	5.2
Plan amendments	1.9	0.4	(33.3)	0.6
Actuarial loss (gain)	227.8	(6.0)	33.7	(60.2)
Divestitures	—	(3.9)	—	—
Curtailment gain	—	(0.2)	—	(0.3)
Benefits paid	(205.8)	(165.9)	(50.7)	(50.3)
Estimated benefits paid by incurred subsidy	—	—	5.8	0.9

Projected benefit obligation at end of year	$2,356.0	$2,153.0	$731.2	$713.6

Change in plan assets
Fair value of plan assets at beginning of year	$1,440.5	$2,238.2	$210.8	$305.0
Actual return on plan assets	343.9	(635.7)	60.0	(99.7)
Employer contributions	102.9	5.8	60.8	50.6
Divestitures	—	(1.9)	—	—
Plan participants’ contributions	—	—	5.6	5.2
Benefits paid	(205.8)	(165.9)	(50.7)	(50.3)

Fair value of plan assets at end of year	$1,681.5	$1,440.5	$286.5	$210.8

Funded Status at end of year	$(674.5)	$(712.5)	$(444.7)	$(502.8)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$17.4	$7.9
Current liabilities	(5.5)	(4.3)	(16.0)	(20.7)
Noncurrent liabilities	(669.0)	(708.2)	(446.1)	(490.0)

Net amount recognized at end of year (b)	$(674.5)	$(712.5)	$(444.7)	$(502.8)

Amounts recognized in accumulated other comprehensive income or regulatory asset/liabilty (c)
Unrecognized transition asset obligation	$—	$—	$4.2	$30.8
Unrecognized prior service cost	(4.3)	(2.3)	(4.6)	11.1
Unrecognized actuarial loss	886.3	946.4	142.0	159.2

	$882.0	$944.1	$141.6	$201.1

a)	The change in benefit obligation for Pension Benefits represents the change in Projected Benefit Obligation while the change in benefit obligation for Other Postretirement Benefits represents the change in Accumulated Postretirement Benefit Obligation.

(b)	NiSource recognizes in its Consolidated Balance Sheets the underfunded and overfunded status of its various defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.

(c)	NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $980.7 million and $1.4 million, respectively, as of December 31, 2009, and $1,094.5 million and $2.0 million, respectively, as of December 31, 2008 that would otherwise have been recorded to accumulated other comprehensive income (loss).

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource’s accumulated benefit obligation for its pension plans was $2,295.3 million and $2,085.5 million as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation as of a date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.
NiSource’s pension plans were underfunded by $674.5 million at December 31, 2009 compared to being underfunded at December 31, 2008 by $712.5 million. The improvement in funded status was due primarily to favorable returns on plan assets in 2009, partially offset by a decrease in discount rate from the prior measurement date. NiSource contributed $102.9 million and $5.8 million to its pension plans in 2009 and 2008, respectively.
NiSource’s funded status for its other postretirement benefit plans improved by $58.1 million to an unfunded status of $444.7 million due primarily to favorable asset returns partially offset by a decrease in discount rate from the prior measurement date. NiSource contributed approximately $60.8 million and $50.6 million to its other postretirement benefit plans in 2009 and 2008, respectively. No amounts of NiSource’s pension or other postretirement plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2010.
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans as of December 31.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	5.54%	6.92%	5.86%	6.92%
Rate of Compensation Increases	4.00%	4.00%	—	—
Health Care Trend Rates
Trend for Next Year	—	—	7.50%	8.00%
Ultimate Trend	—	—	5.00%	5.00%
Year Ulitimate Trend Reached	—	—	2015	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
(in millions)	increase	decrease

Effect on service and interest components of net periodic cost	$4.2	$(3.8)
Effect on accumulated postretirement benefit obligation	48.8	(45.0)

NiSource’s expects to make contributions of approximately $161.0 million to its pension plans and approximately $49.1 million to its postretirement medical and life plans in 2010.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure NiSource’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees.

		Other	Federal
	Pension	Postretirement	Subsidy
(in millions)	Benefits	Benefits	(Receipts)

Year(s)
2010	$173.9	$53.1	$(1.1)
2011	180.4	55.8	(1.3)
2012	211.9	56.2	(1.6)
2013	193.3	56.1	(1.8)
2014	194.3	56.3	(2.0)
2015-2019	1,092.4	285.0	(9.8)

The following table provides the components of the plans’ net periodic benefits cost for each of the three years:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2009	2008	2007	2009	2008	2007

Components of Net Periodic Benefit Cost (Income)
Service cost	$36.0	$37.4	$41.2	$8.8	$9.4	$9.9
Interest cost	143.1	132.4	127.7	47.7	47.6	43.6
Expected return on assets	(121.8)	(194.0)	(186.9)	(16.9)	(25.1)	(20.9)
Amortization of transitional obligation	—	—	—	8.0	8.0	8.0
Amortization of prior service cost	3.9	4.3	5.5	1.0	0.7	0.4
Recognized actuarial loss	65.8	1.2	8.1	7.8	4.0	5.9

Net Periodic Benefit Costs (Income)	127.0	(18.7)	(4.4)	56.4	44.6	46.9

Additional loss recognized due to:
Curtailment loss	—	—	—	—	0.3	—
Divestitures	—	0.4	—	—	—	—

Total Net Periodic Benefits Cost (Income)	$127.0	$(18.3)	$(4.4)	$56.4	$44.9	$46.9

NiSource recognized cost of $127.0 million for its pension plans in 2009 compared to income of $18.3 million in 2008 due primarily to unfavorable returns on plan assets experienced in 2008. For its other postretirement benefit plans, NiSource recognized $56.4 million in cost compared to $44.9 million in 2008. For 2009 and 2008, pension and other postretirement benefit cost of approximately $65.4 million and income of $6.2 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for NiSource’s various plans.

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount Rate	6.92%	6.40%	5.85%	6.92%	6.40%	5.85%
Expected Long-Term Rate of Return on Plan Assets	8.75%	9.00%	9.00%	8.75%	8.75%	8.75%
Rate of Compensation Increases	4.00%	4.00%	4.00%	—	—	—

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Considering the turmoil in the financial markets during 2008, NiSource believes it is appropriate to assume an 8.75% rate of return on pension plan assets for its calculation of 2009 pension benefits cost. This is primarily based on revised historical rates of return.
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability.

	Pension Benefits		Other Postretirement Benefits
(in millions)	2009	2008	2009	2008

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Curtailment gain	$—	$(0.2)	$—	$(0.7)
Divestiture gain	—	(2.4)	—	—
Net prior service cost/(credit)	1.9	0.4	(33.3)	0.6
Net actuarial (gain)/loss	5.8	823.7	(9.4)	75.8
Less: amortization of transitional (asset)/obligation		—	(8.0)	(8.0)
Less: amortization of prior service cost	(3.9)	(4.3)	(1.0)	(0.7)
Less: amortization of net actuarial (gain) loss	(65.8)	(1.2)	(7.8)	(4.0)

Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$(62.0)	$816.0	$(59.5)	$63.0

Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$65.0	$797.7	$(3.1)	$107.9

Based on a December 31 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost, and unrecognized transition obligation that will be amortized into net periodic benefit cost during 2010 for the pension plans are $57.8 million, $2.0 million and zero, respectively, and for other postretirement benefit plans are $6.0 million, $(0.5) million and $1.3 million, respectively.
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
As of December 31, 2009, NiSource and Northern Indiana had no preferred shares outstanding.
14. Common Stock
As of December 31, 2009, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
A. Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $0.92 per share for the 2009, 2008 and 2007

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
years. By unanimous written consent dated January 19, 2010, the Board declared a quarterly common dividend of $0.23 per share, payable on February 19, 2010 to holders of record on January 29, 2010.
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
At December 31, 2009, there were 27,539,431 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $9.6 million, $9.5 million and $4.4 million during the years of 2009, 2008 and 2007, respectively, as well as related tax benefits of $4.0 million, $3.2 million and $1.5 million, respectively.
As of December 31, 2009, the total remaining unrecognized compensation cost related to nonvested awards amounted to $9.8 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.
Stock Options. Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant. The weighted average remaining contractual life of the options outstanding and exercisable is 3.2 years. Stock option transactions for the year ended December 31, 2009 are as follows:

		Weighted Average
	Options	Option Price ($)

Outstanding at January 1, 2009	4,765,214	22.63
Granted	—	—
Exercised	—	—
Cancelled	(432,379)	23.93

Outstanding at December 31, 2009	4,332,835	22.50
Exercisable at December 31, 2009	4,332,835	22.50

No options were granted during the years ended December 31, 2009, 2008, and 2007.
Restricted Stock Awards. In 2009, NiSource granted restricted stock units of 335,068, subject to service conditions. The total grant date fair value of the restricted units was $2.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for 313,568 units lapse on January 31, 2012 when 100% of the shares vest. If before January 31, 2012, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. The service conditions lapse from the remaining 21,500 units between August 1, 2012 and June 1, 2014. As of December 31, 2009, 332,605 nonvested restricted stock units were granted and outstanding for the 2009 award.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
In 2008, NiSource granted restricted stock units of 244,907, subject to service conditions. The total grant date fair value of the restricted units was $3.7 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for 208,609 awards lapse on January 31, 2011. If before January 31, 2011, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. The remaining 36,298 awards vest evenly over a three year period ending December 31, 2010. As of December 31, 2009, 218,898 nonvested restricted stock units were granted and outstanding for the 2008 award.

	Restricted Stock	Weighted Average
	awards	Grant Date Fair Value ($)

Nonvested at December 31, 2008	232,808	17.33
Granted	335,068	7.60
Forfeited	(3,653)	9.88
Vested	(12,720)	15.37

Nonvested at December 31, 2009	551,503	10.53

Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. These awards of restricted stock or restricted stock units generally vest over a period of six years or, in the case of restricted stock units, at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at the end of the third year. At December 31, 2009, NiSource had 265,137 nonvested awards which contain the time-accelerated provisions. The total shareholder return measures established for the 2003 and 2004 awards were not met; therefore these grants did not have an accelerated vesting period.
The following table summarizes the activity related to restricted shares and restricted stock units that contain provisions for time-accelerated vesting for the year ended December 31, 2009:

	Time-accelerated	Weighted Average
	awards	Grant Date Fair Value ($)

Nonvested at December 31, 2008	504,633	20.99
Granted	—	—
Forfeited	(729)	21.77
Vested	(238,767)	20.06

Nonvested at December 31, 2009	265,137	21.82

Contingent Share Awards. In 2009, NiSource granted 940,707 contingent stock units subject to performance conditions. The grant date fair-value of the awards was $7.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2012 when 100% of the shares vest. If the employee terminates employment before January 31, 2012 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
entitled to receive dividends upon vesting. As of December 31, 2009, 933,318 nonvested contingent stock units were granted and outstanding for the 2009 award.
In 2008, NiSource granted 417,196 contingent stock units subject to performance conditions. The total grant date fair value of the awards was $6.2 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The performance conditions are based on achievement of non-GAAP financial measures (cumulative net operating earnings and cumulative funds from operations). Per the agreement, to the extent base performance conditions are exceeded during the three year performance period, the award will be increased in increments of 10% up to 50%. If prior to the lapse of the performance conditions, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, (2) due to disability, or (3) due to death with less than or equal to 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares if the performance conditions have been met. If prior to the lapse of the performance conditions, the employee terminates employment due to death with more than 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares as if the performance conditions had been met. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. During the fourth quarter of 2009 it became probable that the performance condition would not be met for one half of the award. Expense related to this portion of the award was reversed in the fourth quarter and will no longer be amortized going forward. Also during the fourth quarter of 2009 it became probable that the base performance condition would be exceeded for one half of the award, thereby increasing the number of shares probable to be issued upon vesting by 50% for this portion of the award. Additional expense related to the increase in probable shares was recorded during the fourth quarter of 2009 and will continue to be amortized over the remainder of the vesting period. As of December 31, 2009, 417,196 nonvested contingent stock units were granted and outstanding for the 2008 award.
In March 2007, 320,330 contingent stock units were granted. The grant date fair value of the award was $6.8 million, based on the average market price of NiSource’s common stock at the date of grant less the present value of dividends not received during the vesting period, which will be expensed net of forfeitures over the vesting period of approximately three years. The shares are subject to both performance and service conditions. The performance conditions were based on achievement of a non-GAAP financial measure as described above. Per the agreement, to the extent base performance conditions were exceeded, the award would be increased in increments of 10% up to 50%. If the performance conditions were not met, the grants would be cancelled and the shares would be forfeited. Subsequent to meeting the performance conditions, an additional two year service period will then be required before the shares vest on December 31, 2009. If after completing the performance conditions but prior to completing the service conditions the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent shares on the date of termination. Termination due to any other reason will result in all contingent shares awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. During 2007, base performance conditions were exceeded, resulting in an increase of the number of shares to be issued upon vesting by 20%. Accordingly, 62,319 additional shares were granted in January 2008. As of December 31, 2009, all contingent shares have vested for the 2007 award.

	Contingent	Weighted Average
	Awards	Grant Date Fair Value ($)

Nonvested at December 31, 2008	774,995	10.81
Granted	940,707	7.46
Forfeited	(8,962)	9.80
Vested	(356,226)	21.11

Nonvested at December 31, 2009	1,350,514	9.79

Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. Effective March 25, 2008, the Board approved an amendment to the vesting provisions of the plan such that all outstanding grants and future grants of restricted stock units will vest immediately. The plan

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
requires that restricted stock units be distributed to the directors after their separation from the Board. As of December 31, 2009, 89,860 restricted shares and 310,503 restricted stock units had been issued under the Plan.
16. Long-Term Debt
NiSource Finance is a wholly-owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the state of Indiana. NiSource Finance and Capital Markets’ obligations are fully and unconditionally guaranteed by NiSource. Consequently no separate financial statements for NiSource Finance or Capital Markets are required to be reported. No other NiSource subsidiaries guarantee debt.
During 2009, NiSource successfully executed its financing and liquidity plan through the following activities:
•	On December 4, 2009, NiSource Finance issued $500.0 million of 6.125% senior unsecured notes that mature March 1, 2022.

•	During November 2009, NiSource Finance redeemed $417.6 million of its floating rate notes.

•	On April 9, 2009, NiSource Finance announced the final closing of a $385 million senior unsecured two-year bank term loan with a maturity of February 11, 2011. Borrowings under the bank term loan had an effective cost of LIBOR plus 538 basis points. On February 16, 2009, NiSource announced the initial closing of the bank term loan at the level of $265 million. Under an accordion feature, NiSource was able to increase the loan by $120 million prior to final closing. On December 7, 2009, this term loan was repaid with proceeds from the December 4, 2009, $500.0 million debt offering.

•	On March 31, 2009, NiSource Finance announced that it was commencing a cash tender offer for up to $300 million aggregate principal amount of its outstanding 7.875% notes due 2010. On April 28, 2009, NiSource Finance announced that $250.6 million of these notes were successfully tendered.

•	On March 9, 2009, NiSource Finance issued $600.0 million of 10.75% unsecured notes that mature March 15, 2016.

•	During January 2009, NiSource repurchased $32.4 million of the $450.0 million floating rate notes scheduled to mature in November 2009 and $67.6 million of the $1.0 billion 7.875% unsecured notes scheduled to mature in November 2010.
During August 2008, after a series of negative events in the tax-exempt auction rate market, Northern Indiana converted its Jasper County Pollution Control Bonds, having a total principal value of $254 million, from variable rate demand mode to fixed rate demand mode. The weighted average interest rate is now fixed at 5.58%.
During July 2008, Northern Indiana redeemed $24.0 million of its medium-term notes, with an average interest rate of 6.80%.
On May 15, 2008, NiSource Finance issued $500.0 million of 6.80% unsecured notes that mature January 15, 2019 and $200.0 million of 6.15% unsecured notes that mature on March 1, 2013. The notes due in 2013 constitute a further issuance of the $345.0 million 6.15% notes issued February 19, 2003, and form a single series having an aggregate principal amount outstanding of $545.0 million.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Following are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2009. The long-term debt maturities shown below include capital lease obligations but exclude unamortized premium and discount on long-term debt, and exclude the debt of certain low-income housing real estate investments, as NiSource does not guarantee the long-term debt payment of these entities. Under the provisions of ASC Topic 810 — Consolidation, the low-income housing real estate investments were required to be consolidated beginning in the first quarter of 2004.

Year Ending December 31, (in millions)

2010	$719.3
2011	33.9
2012	320.2
2013	618.5
2014	551.6
After	4,471.5

Total	$6,715.0

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a regulatory return during the recovery period.
Of NiSource’s long-term debt outstanding at December 31, 2009, $109.0 million was issued by NiSource’s affiliate, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets’ obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow from cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets’ creditors. The carrying value of the NiSource assets, excluding the assets of Northern Indiana, was $14.0 billion at December 31, 2009.
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
NiSource is subject to one financial covenant under its five-year revolving credit facility. This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in the 2005 private placement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2009, the ratio was 58.3%.
NiSource is also subject to certain other non-financial covenants under the revolving credit facility. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $150 million. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource’s assets to no more than 10% of its consolidated total assets and dispositions for a price not materially less than the fair market value of the assets disposed of that do not impair the ability of NiSource and NiSource Finance to perform obligations under the revolving credit facility, and that, together with all other such dispositions, would not have a material adverse effect. The revolving credit facility also include a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.
NiSource’s indentures generally do not contain any financial maintenance covenants. However, NiSource’s indentures are generally subject to cross default provisions ranging from uncured payment defaults of $5 million to $50 million, and limitations on the incurrence of liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets capped at 10% of NiSource’s consolidated net tangible assets.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
17. Short-Term Borrowings
NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. During September 2008, NiSource Finance entered into an additional $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that was originally due to expire on March 23, 2009. However, on February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan.
As of December 31, 2009, NiSource had $85.0 million of stand-by letters of credit outstanding under its five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.
Short-term borrowings were as follows:

At December 31, (in millions)	2009	2008

Credit facilities borrowings weighted average interest rate of 0.59% and 1.09% at December 31, 2009 and 2008, respectively	$103.0	$1,163.5

Total short-term borrowings	$103.0	$1,163.5

18. Fair Value Disclosures
A. Fair Value Measurements. NiSource adopted the provisions of ASC Topic 820 — Fair Value Measurements and Disclosures for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009. There was no impact on retained earnings as a result of the adoption.
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2009 and December 31, 2008:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
December 31, 2009 (in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Assets
Price risk management assets	$187.5	$221.3	$2.1	$410.9
Available-for-sale securities	34.5	37.4	—	71.9

Total	$222.0	$258.7	$2.1	$482.8

Liabilities
Price risk management liabilities	$343.8	$16.5	$—	$360.3

Total	$343.8	$16.5	$—	$360.3

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
December 31, 2008 (in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Assets
Price risk management assets	$246.6	$100.3	$4.2	$351.1
Available-for-sale securities	36.9	34.1	—	71.0

Total	$283.5	$134.4	$4.2	$422.1

Liabilities
Price risk management liabilities	$468.4	$6.6	$—	$475.0

Total	$468.4	$6.6	$—	$475.0

Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures.
To determine the fair value of derivatives associated with NiSource’s unregulated natural gas marketing business, certain reserves were calculated. These reserves were primarily determined by evaluating the credit worthiness of certain customers, fair value of future cash flows, and the cost of maintaining restricted cash. Refer to Note 9, “Risk Management and Energy Marketing Activities” for additional information on price risk assets.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Consolidated Balance Sheets. Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Unrealized gains and losses from available-for-sale securities are included in other comprehensive income. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at December 31, 2009 and 2008 were:

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, December 31, 2009
U.S. Treasury securities	$34.6	$0.2	$(0.3)	$34.5
Corporate/Other bonds	35.2	2.2	—	37.4

Total Available-for-sale debt securities	$69.8	$2.4	$(0.3)	$71.9

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, December 31, 2008
U.S. Treasury securities	$34.9	$2.2	$(0.2)	$36.9
Corporate/Other bonds	34.0	1.2	(1.1)	34.1

Total Available-for-sale debt securities	$68.9	$3.4	$(1.3)	$71.0

For the year ended December 31, 2009, 2008, and 2007 the realized gain (loss) on sale of available for sale U.S. Treasury debt securities was $1.1 million, $2.7 million and $0.5 million, respectively. For the year ended December 31, 2009, 2008, and 2007 the realized gain (loss) on sale of available for sale Corporate/Other bond debt securities was $0.9 million, ($0.3) million, and ($0.3) million. The cost of maturities sold is based upon specific identification. At December 31, 2009, all U.S Treasury securities have maturities of greater than one year. At December 31, 2009 approximately $3.9 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods ended December 31, 2009 and December 31, 2008:

	Financial
	Transmission
Period Ended December 31, 2009 (in millions)	Rights	Other Derivatives	Total

Balance as of January 1, 2009	$2.6	$1.6	$4.2

Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(1.9)	—	(1.9)
Purchases, issuances and settlements (net)	1.2	(1.4)	(0.2)

Balance as of December 31, 2009	$1.9	$0.2	$2.1

Change in unrealized gains/(losses) relating to instruments still held as of December 31, 2009	$(1.9)	$—	$(1.9)

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

	Financial
	Transmission
Period Ended December 31, 2008 (in millions)	Rights	Other Derivatives	Total

Balance as of January 1, 2008	$12.6	$(3.5)	$9.1

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.1)	1.0	0.9
Purchases, issuances and settlements (net)	(9.9)	4.1	(5.8)

Balance as of December 31, 2008	$2.6	$1.6	$4.2

Change in unrealized gains/(losses) relating to instruments still held as of December 31, 2008	$(0.1)	$—	$(0.1)

As part of the MISO Day 2 initiative, Northern Indiana was allocated or has purchased FTRs. These rights help Northern Indiana offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are valued utilizing forecasted congestion source and sink prices in the Day Ahead market. Any unrealized gains and losses for FTRs are attributable to a change in this model of forecasted congestion. They are classified as Level 3 and reflected in the table above. The FTRs are not accounted for as a hedge, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. Northern Indiana also writes options for regulatory incentive purposes which are also considered Level 3 valuations. Realized gains and losses for these Level 3 recurring items are included in income within, Cost of Sales, on the Statements of Consolidated Income. Unrealized gains and losses from Level 3 recurring items are included within, Regulatory assets or Regulatory liabilities, on the Consolidated Balance Sheets.
Non-recurring Fair Value Measurements. For 2009, NiSource recognized $16.6 million in expense for an impairment charge related to the assets of Lake Erie Land discussed in Note 3, “Impairments, Restructuring and Other Charges.” The total impairment charge is comprised of $8.8 million recognized due to the uncollectability of certain receivables due from the original developer of the property and $7.8 million recognized due to the current book value exceeding the estimated fair value of certain real estate property. The fair value of the assets was based upon the appraised value of certain real estate property. These measurements are considered Level 3 valuations as several of the inputs used in the appraisal were unobservable. In prior reporting periods, the assets of Lake Erie Land were measured based on the purchase price contained in the purchase agreement entered into with the original developer in 2005.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. During the third quarter of 2009 a potential buyer was able to secure financing to purchase two properties previously recorded as assets held for sale as well as three additional properties. The expected proceeds from the sale of the five properties were less than the net book value resulting in a pre-tax impairment charge of $4.5 million recognized during the third quarter. The NDC Douglas Properties assets were valued based on the anticipated adjusted purchase price included in the letter of intent which is an unobservable input and is considered a Level 3 valuation.
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
The following table presents long-lived assets measured and recorded at fair value on NiSource’s Consolidated Balance Sheet on a non-recurring basis and their level within the fair value hierarchy as of December 31, 2009:

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
Non-Recurring Fair Value	Balance as	Identical	Observable	Unobservable
Measurements	of	Assets	Inputs	Inputs	Total Gains
(in millions)	Dec.31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets

Property, Plant & Equipment	$7.0	$—	$—	$7.0	$(5.1)
Other Assets	27.0	—	—	27.0	(16.6)
Long-lived net assets held for sale	10.0	—	—	10.0	(4.5)

Total	$44.0	$—	$—	$44.0	$(26.2)

B. Other Fair Value Disclosures for Financial Instruments. NiSource has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, customer deposits and short-term borrowings. NiSource’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Investments. NiSource has corporate owned life insurance which is measured and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at December 31, 2009 and 2008 were $23.7 million and $17.7 million.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	2009	2009	2008	2008

Long-term investments	$24.5	$23.2	$18.9	$18.9
Long-term debt (including current portion)	6,684.4	7,089.8	6,413.2	4,929.1

19. Transfers of Financial Assets
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
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU, also dated October 23, 2009, under the terms of which it sells an undivided

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $275 million. CGORC’s agreement with the commercial paper conduit has a scheduled termination date of October 22, 2010, and can be renewed if mutually agreed to by both parties. As of December 31, 2009, $88.4 million of accounts receivable had been sold by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, it is an event of termination if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originated, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, was party to an agreement with Citibank, N.A. under the terms of which it sold an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. On May 20, 2009, NRC and Citibank, North America, Inc. terminated their agreement while Northern Indiana and NRC concurrently terminated their agreement. In conjunction with the termination of the sales agreement on May 20, 2009, Northern Indiana made a payment of $65.3 million to Citibank, N.A. in exchange for rights in the receivables held by Citibank, N.A.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. NARC’s agreement with the commercial paper conduit has a scheduled termination date of October 22, 2010, and can be renewed if mutually agreed to by both parties. As of December 31, 2009, $100.0 million of accounts receivable had been sold by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, it is an event of termination if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB, or Ba2 at either Standard and Poor’s or Moody’s, respectively.
NiSource’s accounts receivable programs qualify for sale accounting based upon the conditions met in ASC Topic 860 — Transfers and Servicing. In the agreements, all transferred assets have been isolated from the originator and put presumptively beyond the reach of the originator and its creditors. The originators do not retain any interest in the sold receivables.
All accounts receivables sold to the commercial paper conduits are valued at face value, which approximate fair value due to its short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined in part by required loss reserves under the agreements.
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting will be recorded as debt on the Consolidated Balance Sheets. The maximum amount of debt that could be recorded related to NiSource’s accounts receivable programs is $475 million. Refer to Note 2, “Recent Accounting Pronouncements,” for additional information.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
The following tables reflect the gross and net receivables sold as of December 31, 2009 and December 31, 2008 as well as the retained interests, net receivables derecognized, and cash flows during the twelve months ended December 31, 2009 for Columbia of Ohio and Northern Indiana:

(in millions)	December 31, 2009	December 31, 2008

Receivables interest	$437.8	$713.5
Less: Retained interest	249.4	277.0

Net receivables derecognized	$188.4	$436.5

Twelve Months Ended
(in millions)	December 31, 2009

Operating cash flow
Proceeds from receivables sold	$2,808.4
Collections remitted to commercial paper conduit	(2,923.4)
Receivables repurchased	(133.1)

Net cash flows used for operations	$(248.1)

Other, net expense — fees paid	$8.9

20. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at December 31, 2009 and the years in which they expire are:

(in millions)	Total	2010	2011	2012	2013	2014	After

Guarantees of subsidaries debt	$6,135.8	$681.8	$—	$315.0	$545.0	$500.0	$4,094.0
Guarantees supporting energy commodity contracts of subsidiaries	444.4	357.1	82.0	—	—	—	5.3
Lines of credit	103.0	103.0	—	—	—	—	—
Letters of credit	87.8	86.6	0.1	—	—	1.1	—
Other guarantees	782.1	64.6	—	14.5	224.6	32.2	446.2

Total commercial commitments	$7,553.1	$1,293.1	$82.1	$329.5	$769.6	$533.3	$4,545.5

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $6.1 billion of debt for various wholly-owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $444.4 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Lines and Letters of Credit. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. During September 2008, NiSource Finance entered into an additional $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that was originally due to expire on March 23, 2009. However, on February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan. At December 31, 2009, NiSource had $103.0 million in short-term borrowings outstanding under its credit facility and had issued stand-by letters of credit of approximately $87.8 million for the benefit of third parties.
Other Guarantees or Obligations. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheet as of December 31, 2009.
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
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. As of December 31, 2009, Millennium owed $798.9 million under the financing agreements, of which NiSource guaranteed $379.5 million. NiSource recorded an accrued liability of approximately $7.6 million related to the fair value of this guarantee. The permanent financing for Millennium is expected to be completed during 2010. In the interim, Millennium will continue to be funded by the $800 million credit agreement, which extends through August 2010.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of December 31, 2009, Hardy Storage borrowed $123.4 million under the financing agreement, for which Columbia Transmission recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million which is 50% of the amount borrowed. NiSource expects Hardy Storage to satisfy certain terms of its financing during 2010 in order that the underlying guarantee will no longer be required.
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
Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement, which has since been drawn down as settlement payments have been made. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of December 31, 2009, NiSource has contributed a total of $277.3 million into the qualified settlement fund, $25 million of which was contributed in 2008. As of December 31, 2009, $61.5 million of the maximum settlement liability has not been paid. NiSource has since contributed an additional $18.0 million. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
John Thacker, et al. v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
Poplar Creek Development Company v. Chesapeake Appalachia, L.L.C., U.S. District Court, E.D. Kentucky
On February 8, 2007, Plaintiff filed the Thacker case, a purported class action alleging that Chesapeake has failed to pay royalty owners the correct amounts pursuant to the provisions of their oil and gas leases covering real property located within the state of Kentucky. Columbia has assumed the defense of Chesapeake in this matter pursuant to the provisions of the Stock Purchase Agreement dated July 3, 2003, among Columbia, NiSource, and Triana Energy Holding, Inc., Chesapeake’s predecessor in interest (“Stock Purchase Agreement”). Plaintiffs filed an Amended Complaint on March 19, 2007, which, among other things, added NiSource and Columbia as Defendants. On March 31, 2008, the Court denied a Motion by Defendants to Dismiss and on June 3, 2008, the Plaintiffs moved to certify a class consisting of all persons entitled to payment of royalty by Chesapeake under leases operated by Chesapeake at any point after February 5, 1992, on real property in Kentucky.
In June 2009, the parties to the Thacker litigation presented a Settlement Agreement to the Court for preliminary approval. The court granted the Motion for Preliminary approval and held a fairness hearing on November 10, 2009. NiSource is awaiting the Court’s decision.
On October 9, 2008, Chesapeake tendered the Poplar Creek case to Columbia and Columbia conditionally assumed the defense of this matter pursuant to the provisions of the Stock Purchase Agreement. Poplar Creek also purports to be a class action covering royalty owners in the state of Kentucky and alleges that Chesapeake has improperly deducted costs from the royalty payments; thus there is some overlap of parties and issues between the Poplar Creek and Thacker cases. Chesapeake filed a motion for judgment on the pleadings in December 2008, which was granted on July 2, 2009. Plaintiffs appealed the dismissal to the 6th Circuit Court of Appeals.
Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. The ultimate resolution could require additional capital expenditures and operations and maintenance costs as well as payment of substantial penalties and development of supplemental environmental projects. Northern Indiana is

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
currently in discussions with the EPA regarding possible resolutions to this NOV. Although penalties have been proposed and a reserve has been recorded for the matter, Northern Indiana is unable to predict the outcome of this matter at this time.
C. Tax Matters. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on management’s estimate of the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. NiSource is a part of the IRS’s Large and Mid-Size Business program. As a result, each year’s federal income tax return is typically audited by the IRS. The audits of all tax years through 2004 have been completed and are closed to further assessment. The IRS audit of years 2005, 2006 and 2007 began on December 2, 2009. In March 2009, the state of Texas issued its audit report for tax periods 2005 through 2007. The state of Mississippi began its audit of tax years 2004 through 2007 in January 2009, but no audit results have been provided to date. In June, 2009, the Commonwealth of Pennsylvania began its audit of tax year 2006, but no audit results have been provided to date. The state of Indiana began its audit of tax years 2005, 2006 and 2007 in March 2009 and concluded the audit in July, 2009.
NiSource is currently being audited for sales and use tax compliance in the states of Virginia, Kentucky, Pennsylvania, Ohio, Maine, New York, Louisiana and Indiana.
D. Environmental Matters.
NiSource operations are subject to complex, interlocking and changing environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. NiSource believes that it is in substantial compliance with those environmental regulations currently applicable to its operations and believes that it has all necessary permits to conduct our operations.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.
Climate Change. On June 26, 2009, the United States House of Representatives passed a climate change bill called ACES. The comprehensive bill proposes a GHG cap and trade system starting in 2012 for electrical suppliers, 2014 for natural gas transmission companies, and 2016 for natural gas distribution companies. The cap and trade system would establish economy-wide reduction targets of 3% by 2012 and 83% by 2050. ACES would allocate natural gas distribution companies and electric suppliers a certain number of emission allowances without charge, but these allocations would decrease over time, phasing out entirely by 2030. Gas transmission companies would not receive any emission allowances under ACES. ACES also contains renewable energy standards, which would require retail electric suppliers to provide a portion of their power from renewable sources and mandates performance standards for particular sources. The Senate has been considering its own renewable energy standard and climate change bills.
If ACES or other Federal comprehensive climate change bills were to pass both Houses of Congress and be enacted into law, the impact on NiSource’s financial performance would depend on a number of factors, including the overall level of required GHG reductions, the renewable energy targets, the degree to which offsets may be used for compliance, the amount of recovery allowed from customers, and the extent to which NiSource would be entitled to receive free CO2 allowances. ACES, Kerry-Boxer, or other Federal legislation could result in additional expense or compliance costs that may not be fully recoverable from customers and could materially impact NiSource’s financial results.
The EPA is also taking action to regulate GHGs under the CAA. On December 7, 2009, the EPA made the following findings: (a) that GHGs in the atmosphere endanger the public health and welfare within the meaning of the CAA and (b) that emissions from new motor vehicles contribute to the mix of GHGs in the atmosphere. It is the EPA’s position that this “endangerment” finding, along with some other recent regulatory developments, will trigger permitting requirements for large industrial sources of GHGs. On October 27, 2009, the EPA issued proposed regulations, commonly called the “tailoring rule,” applicable to the two CAA programs, New Source Review and Title V permitting for sources that emit greater than 25,000 tons per year of GHGs. Under the proposal, large

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
stationary sources could be required to install Best Available Control Technology, to be determined on a case-by-case basis. The total cost impact of EPA regulation of GHG under the CAA cannot be determined at this time.
National Ambient Air Quality Standards. The CAA requires EPA to set national air quality standards for particulate matter and five other pollutants (the NAAQS) considered harmful to public health and the environment. Periodically EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by electric generation, gas distribution, and gas transmission operations.
The following NAAQS were recently added or modified:
Particulate Matter: In 2006, the EPA issued revisions to the NAAQS for particulate matter. The final rule (1) increased the stringency of the current fine particulate (PM2.5) standard, (2) added a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter), and (3) revoked the annual standards for coarse particulate (PM10) while retaining the 24-hour PM10 standards. These actions were challenged in a case before the DC Court of Appeals, American Farm Bureau Federation et al. v. EPA. In 2009, the appeals court granted portions of the plaintiffs’ petitions challenging the fine particulate standards but denied portions of the petitions challenging the standards for coarse particulate. State plans implementing the new standard for inhalable coarse particulate and the modified 24-hour standard for fine particulate are expected in 2012. The annual and secondary PM2.5 standards have been remanded to the EPA for reconsideration.
Ozone (eight hour): On March 12, 2008, the EPA announced the tightening of the eight-hour ozone NAAQS. EPA has yet to announce the classification structure and the corresponding attainment dates for the new standard. On September 16, 2009, the EPA announced it would reconsider the March 2008 tightening of the ozone NAAQS and if needed promulgate more stringent standards by August 2010. If the standards are tightened and area designations subsequently changed, new SIPs will need to be developed by the states by December 2013 to bring the nonattainment areas in to compliance. NiSource will continue to closely monitor developments in these matters and cannot estimate the impact of these rules at this time.
National Emission Standard for Hazardous Air Pollutants. On February 25, 2009, the EPA proposed national emission standards for hazardous air pollutants for stationary reciprocating internal combustion engines that are not already covered by earlier EPA regulation. The proposed rule is scheduled to be finalized in 2010, with compliance generally required three years later. NiSource will continue to closely monitor developments in this matter and cannot estimate the actual cost of compliance at this time.
Waste
Several NiSource subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws. Additionally, a program has been instituted to identify and investigate former Manufactured Gas Plant (MGP) sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified up to 84 such sites and initial investigations have been conducted at 52 sites. Follow-up investigation activities have been completed or are in progress at 50 sites and remedial measures have been implemented or completed at 30 sites. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements. The final costs of cleanup have not yet been determined. As site investigations and cleanups proceed reserves are adjusted to reflect new information.
Additional Issues Related to Individual Business Segments
The sections above describe various regulatory actions that affect Electric Operations, Gas Distribution Operations, and Gas Transmission and Storage Operations. Specific information is provided below.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
Gas Transmission and Storage Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA AOC. The AOC covered 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Obligations under the AOC have been completed at the mercury measurement stations, liquid removal point sites, storage well locations and all but 50 of the 245 facilities.
One of the facilities subject to the AOC is the Majorsville Operations Center, which was remediated under an EPA approved Remedial Action Work Plan in summer 2008. Pursuant to the Remedial Action Work Plan, Columbia Transmission completed a project that stabilized residual oil contained in soils at the site and in sediments in an adjacent stream. On April 23, 2009, PADEP issued an NOV to Columbia Transmission, alleging that the remediation was not effective. The NOV asserts violations of the Pennsylvania Clean Streams Law and the Pennsylvania Solid Waste Management Act and contains proposed penalty of $1 million. Columbia Transmission is unable to estimate the likelihood or cost of potential penalties or additional remediation at this time.
Electric Operations.
Air
NOx and Ozone Compliance: Indiana’s rule to implement the EPA’s NOx SIP call requires reduction of NOx levels from several sources, including industrial and utility boilers, to reduce regional transport of ozone. In response, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction and combustion control NOx reduction technology at its active generating stations and is currently in compliance with the NOx requirements. In implementing the NOx compliance plan, Northern Indiana has expended approximately $316.5 million as of December 31, 2009.
Sulfur dioxide: On December 8, 2009, EPA proposed to revise the SO2 NAAQS by adopting a new 1-hour primary NAAQS for sulfur dioxide (SO2). The EPA is expected to finalize the rule during 2010. States with areas not meeting the standard would have until 2013 to develop attainment plans with compliance required by summer 2017. Northern Indiana will continue to closely monitor developments in these matters and cannot estimate the impact of these rules at this time.
Clean Air Interstate Rule: EPA enacted the CAIR in 2005. The CAIR establishes phased reductions of NOx and SO2. As an affected state, Indiana developed CAIR rules which became effective on February 25, 2007. Northern Indiana developed plans for the first phase of the emission control construction required to address the Phase I CAIR requirements and obtained regulatory recovery for these costs. Northern Indiana’s plan includes the upgrade of existing emission controls and the installation of new flue gas desulfurization controls for an estimated cost of $200 million.
On July 11, 2008, the D.C. Court of Appeals vacated the CAIR in its entirety, and remanded the rule back to the EPA to develop a rule consistent with the Court’s opinion. In response to petitions from several parties for rehearing by the full panel, on December 23, 2008, the Court remanded the CAIR without vacatur to EPA in order to remedy the CAIR’s flaws in accordance with the Court’s July 11, 2008, opinion. Consequently, both the Federal and Indiana CAIR remains in effect while EPA develops a replacement rule anticipated for proposal in spring 2010. Northern Indiana will continue to monitor this matter and cannot predict the outcome or impact of EPA action at this time.
Utility Hazardous Air Pollutants: On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board’s Clean Air Mercury Rule (CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA is pursuing a new Section 112 rulemaking to establish MACT standards for electric utilities.
New Source Review: In 1999, the EPA initiated a New Source Review enforcement action against several industry sectors, including the electric utility industry. On September 29, 2004, the EPA issued an NOV to Northern Indiana

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits. The ultimate resolution could require additional capital expenditures and operations and maintenance costs, as well as payment of substantial penalties and development of supplemental environmental projects. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV.
Water
The Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures, became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. Various court challenges and EPA responses ensued. As a result of the litigation, the EPA will propose a revised 316(b). The Bailly Generating Station is the only Northern Indiana generating station that does not utilize closed cycle cooling. Northern Indiana will continue to closely monitor this activity and cannot estimate the costs associated with the ultimate outcome at this time.
Waste
On March 31, 2005, the EPA and Northern Indiana entered into an AOC under the authority of Section 3008(h) of the RCRA for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. The process to complete investigation and select appropriate remediation activities is ongoing. The final costs of cleanup could change based on EPA review.
The Federal government continues to show interest in developing regulations covering coal combustion byproducts. Legislation regulating coal ash pursuant to the Surface Mining Control and Reclamation Act has been introduced, and the EPA is reviewing its previous determination that Federal regulation of coal ash as a RCRA Subtitle C hazardous waste is not appropriate. The EPA intends to propose regulation of coal combustion byproducts in early 2010. These proposed regulations could affect Northern Indiana’s ongoing byproduct reuse programs and could impose additional requirements on its management of coal ash wastes. Northern Indiana will monitor developments in this matter and cannot estimate the potential financial impact at this time.
Other Operations.
Waste
NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. At one of those sites, an AOC has been signed with EPA to address petroleum residue in soil and groundwater.
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
As of December 31, 2009 and 2008, NiSource had recorded reserves of approximately $76.4 million and $73.1 million, respectively, to cover environmental remediation at various sites. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
E. Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $56.2 million in 2009, $57.3 million in 2008 and $53.4 million in 2007, and are primarily charged to operation and maintenance expense as incurred. Capital leases and

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
related accumulated depreciation included in the Consolidated Balance Sheets were $1.4 million and $0.4 million at December 31, 2009, and $1.4 million and $0.3 million at December 31, 2008, respectively.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring equal annual payments of $5.8 million over 10 years, which began in January 2008. This agreement is recorded as a capital lease.
Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

	Operating	Capital
(in millions)	Leases	Leases (a)

2010	$45.1	$7.2
2011	44.1	6.3
2012	41.8	6.1
2013	38.6	6.1
2014	38.9	6.1
After	114.3	17.2

Total future minimum payments	$322.8	$49.0

(a)	Capital lease payments shown above are inclusive of interest totaling $10.2 million.
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
In July 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreements with subsidiaries of Iberdola Renewables, Buffalo Ridge I LLC and Barton Windpower LLC. These agreements provided Northern Indiana the opportunity and obligation to purchase up to 100 mw of wind power commencing in early 2009. The contracts extend 15 and 20 years, representing 50 mw of wind power each. No minimum quantities are specified within these agreements due to the variability of electricity production from wind, so no amounts related to these contracts are included in the table below. Upon any termination of the agreements by Northern Indiana for any reason (other than material breach by Buffalo Ridge I LLC or Barton Windpower LLC), Northern Indiana may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2010 to 2045, require NiSource to pay fixed monthly charges.
On December 12, 2007, NiSource Corporate Services amended its agreement with IBM to provide business process and support functions to NiSource. IBM has retained responsibility for information technology operations. NiSource Corporate Services will continue to pay IBM for the amended services under a combination of fixed or variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $505 million to IBM in service fees over the remaining 5.5 year term. Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s un-recovered capital investments, and IBM wind-down expense. This termination fee could be a material amount depending on the events giving rise to termination and the timing of the termination.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $65.1 million to Vertex Outsourcing LLC in service fees over the remaining 5.5 year term. Upon termination of the agreement by NiSource for any reason (other than material breach by Vertex Outsourcing LLC), NiSource may be required to pay a termination charge not to exceed $13.8 million.
Northern Indiana has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2013.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.
The estimated aggregate amounts of minimum fixed payments at December 31, 2009, were:

				Vertex
	Energy			Outsourcing
	Commodity	Pipeline Service	IBM Service	LLC Service	Other Service
(in millions)	Agreements	Agreements	Agreement	Agreement	Agreements

2010	$624.5	$268.7	$102.0	$12.0	$134.0
2011	138.3	255.7	94.9	12.0	135.9
2012	106.4	239.9	90.8	11.8	56.6
2013	82.3	198.7	89.6	11.8	6.8
2014	66.0	144.6	86.9	11.7	—
After	66.0	793.5	39.5	5.8	—
-
Total purchase and service obligations	$1,083.5	$1,901.1	$503.7	$65.1	$333.3

21. Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss.

Year Ended December 31, (in millions)	2009	2008

Other comprehensive income (loss), before tax:
Unrealized gains on securities	$4.2	$0.4
Tax expense on unrealized gains on securities	(1.6)	—
Unrealized losses on cash flow hedges	(35.0)	(232.1)
Tax benefit on unrealized losses on cash flow hedges	14.0	92.3
Unrecognized pension benefit and OPEB costs	(44.4)	(52.7)
Tax benefit on unrecognized pension benefit and OPEB costs	16.9	20.1

Total Accumulated Other Comprehensive Loss, net of taxes	$(45.9)	$(172.0)

During 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource had planned to sell.
Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420 million with seven counterparties. The unrecognized after-tax loss

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
of $5.7 million and $30.3 million as of December 31, 2009 and December 31, 2008, respectively, was a decrease in Columbia Transmission’s investment in Millennium and a corresponding increase in accumulated other comprehensive loss, representing its ownership portion of the fair value of these swaps.
22. Other, Net

Year Ended December 31, (in millions)	2009	2008	2007

Interest income	$6.8	$15.4	$12.2
Sales of accounts receivable	(8.4)	(14.6)	(20.9)
Miscellaneous	0.2	16.8	2.2

Total Other, net	$(1.4)	$17.6	$(6.5)

Other, Net — Miscellaneous for the year ended December 31, 2008 includes a pre-tax gain of $16.7 million related to the August 27, 2008, sale of NiSource Development Company’s interest in JOF Transportation Company to Lehigh Service Corporation.
23. Interest Expense, Net

Year Ended December 31, (in millions)	2009	2008	2007

Interest on long-term debt	$386.7	$358.7	$353.4
Interest on short-term borrowings	2.3	28.6	45.5
Discount on prepayment transactions	13.0	7.7	7.3
Allowance for borrowed funds used and interest capitalized during construction	(1.9)	(9.8)	(8.7)
Other	(1.1)	(5.5)	4.4

Total Interest Expense, net	$399.0	$379.7	$401.9

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

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
operating income was negatively impacted by an $8.3 million depreciation expense adjustment recorded by Northern Indiana during the second quarter of 2008. The non-cash adjustment to depreciation expense was not material to the results of operations and consolidated financial statements and will not materially impact depreciation charges in future periods.

Year Ended December 31, (in millions)	2009	2008	2007

REVENUES
Gas Distribution Operations
Unaffiliated	$3,885.3	$5,722.2	$4,850.2
Intersegment	17.1	18.4	19.9

Total	3,902.4	5,740.6	4,870.1

Gas Transmission and Storage Operations
Unaffiliated	719.1	652.5	643.4
Intersegment	211.6	212.8	224.0

Total	930.7	865.3	867.4

Electric Operations
Unaffiliated	1,220.6	1,361.9	1,362.2
Intersegment	0.8	0.8	0.9

Total	1,221.4	1,362.7	1,363.1

Other Operations
Unaffiliated	823.9	1,131.4	997.5
Intersegment	32.0	40.3	50.6

Total	855.9	1,171.7	1,048.1

Corporate and Adjustments
Unaffiliated	0.5	11.0	8.3
Intersegment	390.1	368.6	341.9

Total	390.6	379.6	350.2

Eliminations	(651.6)	(640.9)	(637.3)

Consolidated Revenues	$6,649.4	$8,879.0	$7,861.6

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)

Year Ended December 31, (in millions)	2009	2008	2007

Operating Income (Loss)
Gas Distribution Operations	$327.8	$336.1	$325.1
Gas Transmission and Storage Operations	388.5	369.7	362.0
Electric Operations	116.7	219.2	261.5
Other Operations	(14.5)	2.0	0.5
Corporate	(16.6)	(8.3)	(32.5)

Consolidated	$801.9	$918.7	$916.6

Depreciation and Amortization
Gas Distribution Operations	$248.1	$228.8	$224.3
Gas Transmission and Storage Operations	121.5	117.6	116.3
Electric Operations	205.6	209.6	191.9
Other Operations	2.1	2.4	2.4
Corporate	11.7	8.6	5.1

Consolidated	$589.0	$567.0	$540.0

Assets
Gas Distribution Operations	$7,000.5	$7,436.0	$6,948.1
Gas Transmission and Storage Operations	3,834.5	4,033.3	3,491.6
Electric Operations	4,183.7	4,198.3	3,382.6
Other Operations	1,383.9	1,494.0	1,361.7
Corporate	2,869.1	2,870.6	2,825.9

Consolidated	$19,271.7	$20,032.2	$18,009.9

Capital Expenditures (a)
Gas Distribution Operations	$349.2	$373.1	$273.5
Gas Transmission and Storage Operations	256.1	359.8	241.4
Electric Operations	165.2	549.5	246.4
Other Operations	3.1	1.4	1.4
Corporate	3.6	16.1	23.8

Consolidated	$777.2	$1,299.9	$786.5

(a)	Excludes investing activities in equity investments.
25. Hurricanes and Other Items
NiSource received insurance proceeds for capital repairs of $62.7 million, $46.7 million, and $17.4 million related to hurricanes and other items in 2009, 2008, and 2007, respectively, which are separately included in the investing activities section on the Statement of Consolidated Cash Flows. As of December 31, 2009, there are no claims outstanding for these incidents.

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
26. Quarterly Financial Data (Unaudited)
Quarterly financial data does not always reveal the trend of NiSource’s business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2009
Gross revenues	$2,721.8	$1,268.2	$974.7	$1,684.7
Operating Income	348.4	112.0	94.0	247.5
Income from Continuing Operations	159.4	(3.8)	(12.9)	88.5
Results from Discontinued Operations - net of taxes	(11.0)	(1.0)	(2.5)	1.0
Net Income (Loss)	148.4	(4.8)	(15.4)	89.5

Basic Earnings (Loss) Per Share
Continuing Operations	0.58	(0.01)	(0.05)	0.32
Discontinued Operations	(0.04)	—	(0.01)	—

Basic Earnings (Loss) Per Share	$0.54	$(0.01)	$(0.06)	$0.32

Diluted Earnings (Loss) Per Share
Continuing Operations	0.58	(0.01)	(0.05)	0.32
Discontinued Operations	(0.04)	—	(0.01)	—

Diluted Earnings (Loss) Per Share	$0.54	$(0.01)	$(0.06)	$0.32

2008
Gross revenues	$3,289.2	$1,791.7	$1,411.2	$2,386.9
Operating Income	394.8	116.6	108.0	299.3
Income from Continuing Operations	189.4	21.0	32.7	127.5
Results from Discontinued Operations - net of taxes	(90.1)	(223.3)	(12.7)	34.5
Net Income (Loss)	99.3	(202.3)	20.0	162.0

Basic Earnings (Loss) Per Share
Continuing Operations	0.69	0.08	0.12	0.46
Discontinued Operations	(0.33)	(0.81)	(0.05)	0.13

Basic Earnings (Loss) Per Share	$0.36	$(0.73)	$0.07	$0.59

Diluted Earnings (Loss) Per Share
Continuing Operations	0.69	0.08	0.12	0.46
Discontinued Operations	(0.33)	(0.81)	(0.05)	0.13

Diluted Earnings (Loss) Per Share	$0.36	$(0.73)	0.07	$0.59

(a)	During the second and third quarters of 2009, NiSource’s unregulated natural gas marketing business activity was reported as discontinued operations. During the fourth quarter of 2009, NiSource reclassified its unregulated natural gas marketing business activity to held and used and continuing operations and accordingly restated prior quarters as continuing operations.

(b)	During the fourth quarter of 2009, an impairment loss of $16.6 million was recorded on the assets of Lake Erie Land.

(c)	During the fourth quarter of 2008, catastrophic losses related to Columbia Gulf’s offshore assets sustained in prior years were settled with various insurance companies resulting in an $11.0 million loss on sale of assets that reduced operating income

ITEM 8. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Consolidated Financial Statements (continued)
27. Supplemental Cash Flow Information
The following tables provide additional information regarding NiSource’s Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007:

Year Ended December 31, (in millions)	2009	2008	2007

Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures	$2.6	$70.2	$(11.3)
Change in equity investments related to unrealized gains (losses)	38.8	(48.1)	—
Stock issuance to employee saving plans	15.3	—	—
Schedule of interest and income taxes paid:
Cash paid for interest	$382.6	$375.8	$414.6
Interest capitalized	1.9	23.5	17.0
Cash paid for income taxes	33.9	60.6	185.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Balance Sheet

As of December 31, (in millions)	2009	2008

ASSETS
Investments and Other Assets:
Investments in subsidiary companies	$8,955.8	$8,892.7

Total Investments and Other Assets	8,955.8	8,892.7

Current Assets:
Other current assets	169.3	252.3

Total Current Assets	169.3	252.3

Other non-current assets	84.9	42.7

TOTAL ASSETS	9,210.0	9,187.7

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	4,854.1	4,728.8

Total Capitalization	4,854.1	4,728.8

Current liabilities	361.3	477.7
Notes payable to subsidiaries	3,934.0	3,944.8
Other non-current liabilities	60.6	36.4

TOTAL CAPITALIZATION AND LIABILITIES	$9,210.0	$9,187.7

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement of Income

Year Ended December 31, (in millions, except per share amounts)	2009	2008	2007

Equity in net earnings of consolidated subsidiaries	$363.8	$496.3	$454.0

Other income (deductions):
Administrative and general expenses	(12.6)	(14.0)	(27.9)
Interest income	0.5	2.5	5.9
Interest expense	(207.6)	(215.2)	(231.3)
Other, net	(4.0)	(2.7)	(3.0)

Total Other income (deductions)	(223.7)	(229.4)	(256.3)

Income from continuing operations before income taxes	140.1	266.9	197.7
Income taxes	(91.1)	(103.7)	(105.3)

Income from continuing operations	231.2	370.6	303.0

Income (Loss) from discontinued operations — net of taxes	(10.7)	(183.4)	10.0
Gain (Loss) on Disposition of discontinued operations — net of taxes	(2.8)	(108.2)	8.4

NET INCOME	$217.7	$79.0	$321.4

Average common shares outstanding (millions)	275.1	274.0	273.8
Diluted average common shares (millions)	275.8	275.4	274.7

Basic earnings (loss) per share
Continuing operations	$0.84	$1.35	$1.10
Discontinued operations	(0.05)	(1.06)	0.07

Basic earnings per share	$0.79	$0.29	$1.17

Diluted earnings (loss) per share
Continuing operations	$0.84	$1.35	$1.10
Discontinued operations	(0.05)	(1.06)	0.07

Diluted earnings per share	$0.79	$0.29	$1.17

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement of Cash Flows

Year Ended December 31, (in millions)	2009	2008	2007

Net cash provided in operating activities	$217.2	$43.0	$149.0

Cash flows provided by (used in) investing activities:
Proceeds (loss) from disposition of assets	(0.4)	14.3	—
Investments	—	82.0	0.6
(Increase) decrease in notes receivable from subsidiaries	39.1	(2.7)	13.9

Net cash provided by (used in) investing activities	38.7	93.6	14.5

Cash flows provided by (used in) financing activities:
Issuance of common shares	10.6	1.3	8.2
Increase (decrease) in notes payable to subsidiaries	(10.8)	114.3	80.0
Cash dividends paid on common shares	(253.3)	(252.4)	(252.1)
Acquisition of treasury shares	(2.6)	—	(2.1)

Net cash used in financing activities	(256.1)	(136.8)	(166.0)

Net decrease in cash and cash equivalents	(0.2)	(0.2)	(2.5)
Cash and cash equivalents at beginning of year	0.2	0.4	2.9

Cash and cash equivalents at end of year	$(0.0)	$0.2	$0.4

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Notes to Condensed financial Statements
1. Dividends from Subsidiaries
Cash dividends paid to NiSource by its consolidated subsidiaries were: $510.9 million, $90.0 million and $350.0 million in 2009, 2008 and 2007, respectively.
2. Commitments and Contingencies
NiSource, Inc. and its subsidiaries are a party to litigation, environmental and other matters. Refer to Note 20, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The maximum potential amount of future payments NiSource could have been required to make under these guarantees as of December 31, 2009 was approximately $7.6 billion. Of this amount, approximately $6.6 billion relates to guarantees of wholly-owned consolidated entities.
3. Related Party Transactions
Balances due to or due from related parties included in the Balance Sheets as of December 31, 2009 and 2008 are as follows:

At December 31, (in millions)	2009	2008

Current assets due from subsidiaries (a)	$169.2	233.6
Current liabilities due from subsidiaries (b)	352.5	467.4
Non-current liabilities due to subsidiaries (c)	3,934.0	3,944.8

(a)	The balances at December 31, 2009 and 2008 are classified as Current assets on the Balance Sheets

(b)	The balances at December 31, 2009 and 2008 are classified as Current liabilities on the Balance Sheets. At December 31, 2009 and 2008, $332.2 million and $431.3 million related to interest on affliated notes payable.

(c)	The balances at December 31, 2009 and 2008 are classified as Notes payable to subsidiares on the Balance Sheets.
4. Notes to Financial Statements
See Item 8 for the full text of notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule II — Valuation and Qualifying accounts
Twelve months ended December 31, 2009

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2009	Acquisitions	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2009

Reserves Deducted in Consolidated Balance
Sheet from Assets to Which They Apply:
Reserve for accounts receivable	45.3	—	68.9	75.7	—	150.3	39.6
Reserve for other investments	3.0	—					3.0

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	5.7	—	—	—	—	—	5.7

Twelve months ended December 31, 2008

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2008	Acquisitions	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2008

Reserves Deducted in Consolidated Balance
Sheet from Assets to Which They Apply:
Reserve for accounts receivable	37.0	—	79.2	56.6	(0.2)	127.3	45.3
Reserve for other investments	3.0	—	—	—	—	—	3.0
Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	5.7	—	—	—	—	—	5.7

Twelve months ended December 31, 2007

			Additions			Deductions for
			Charged to	Charged		Purposes for
	Balance		Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2007	Acquisitions	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2007

Reserves Deducted in Consolidated Balance
Sheet from Assets to Which They Apply:
Reserve for accounts receivable	41.2	—	54.9	55.6	—	114.7	37.0
Reserve for other investments	10.1	—	—	—	—	7.1	3.0
Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	5.2	—	0.5	—	—	—	5.7

*	Charged to Other Accounts reflects the reestablishment of reserves for uncollectible accounts previously written off.

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
Management’s Report on Internal Control over Financial Reporting NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control — Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2009, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report.
Deloitte & Touche LLP, NiSource’s independent registered public accounting firm, issued an attestation report on NiSource’s internal controls over financial reporting which is contained in Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Controls There have been no changes in NiSource’s internal control over financial reporting during the fiscal year covered by this report that has materially affected, or is reasonably likely to affect, NiSource’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
NiSource Inc.
Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of the Form 10-K.
Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, which information is incorporated by reference.
Information regarding NiSource’s code of ethics, the audit committee and the audit committee financial expert and procedures for shareholder recommendations for director nominations will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, which information is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, which information is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, which information is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item with respect to certain relationships and related transactions and director independence will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, which information is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, which information is incorporated by reference.

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

NiSource Inc.
(Registrant)

Date February 26, 2010	By:	/s/ Robert C. Skaggs, Jr.
Robert C. Skaggs, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Skaggs, Jr. Robert C. Skaggs, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Stephen P. Smith Stephen P. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Jeffrey W. Grossman Jeffrey W. Grossman	Vice President and Controller (Principal Accounting Officer)	February 26, 2010

/s/ Ian M. Rolland Ian M. Rolland	Chairman and Director	February 26, 2010

/s/ Richard A. Abdoo Richard A. Abdoo	Director	February 26, 2010

/s/ Steven C. Beering Steven C. Beering	Director	February 26, 2010

/s/ Dennis E. Foster Dennis E. Foster	Director	February 26, 2010

/s/ Michael E. Jesanis Michael E. Jesanis	Director	February 26, 2010

/s/ Marty R. Kittrell Marty R. Kittrell	Director	February 26, 2010

/s/ W. Lee Nutter W. Lee Nutter	Director	February 26, 2010

/s/ Deborah S. Parker Deborah S. Parker	Director	February 26, 2010

/s/ Richard L. Thompson Richard L. Thompson	Director	February 26, 2010

/s/ Carolyn Y. Woo Carolyn Y. Woo	Director	February 26, 2010

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF ITEM
(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 10-Q filed on August 4, 2008).

(3.2)	Bylaws of NiSource Inc., as amended and restated through January 22, 2010 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on January 28, 2010).

(4.1)	Indenture dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.2)	First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.3)	Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.4)	Second Supplemental Indenture, dated as of November 1, 2000 among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Form 10-K for the period ended December 31, 2000).

(4.5)	Indenture, dated November 14, 2000, among NiSource Finance Corp., NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form S-3, dated November 17, 2000 (Registration No. 333-49330)).

(10.1)	NiSource Inc. Nonemployee Director Stock Incentive Plan as amended and restated effective May 13, 2008. (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.2)	NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective May 13, 2008. (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.3)	Amended and Restated NiSource Inc. Directors’ Charitable Gift Program effective May 13, 2008. (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.4)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Form 8-K filed on March 25, 1992). *

(10.5)	NiSource Inc. Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.6)	Form of Change in Control and Termination Agreements and Schedule of Parties to the Agreements (only applicable to Michael O’Donnell following adoption of Exhibit 10.7 below) (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Form 10-K for the period ended December 31, 2005). *

EXHIBIT INDEX (continued)

EXHIBIT
NUMBER	DESCRIPTION OF ITEM
(10.7)	Form of Change in Control and Termination Agreement (applicable to each named executive officer except Michael O’Donnell)(incorporated by reference to Exhibit 10.7 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.8)	Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Form 10-K for the period ended December 31, 2002). *

(10.9)	NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 8-K filed on December 2, 2005). *

(10.10)	1st Amendment to NiSource Inc. 1994 Long Term Incentive Plan, effective January 22, 2009. (incorporated by reference to Exhibit 10.10 to the NiSource Inc. Form 10-K filed on February 27, 2009). *

(10.11)	Form of Nonqualified Stock Option Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 8-K filed on January 3, 2005). *

(10.12)	Form of 2008 Contingent Stock Agreement under NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the NiSource Inc. Form 10-K for the period ended December 31, 2008). *

(10.13)	Form of 2009 Contingent Stock Agreement under the NiSource Inc 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-Q filed on May 1, 2009). *

(10.14)	Form of Restricted Stock Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan. * **

(10.15)	NiSource Inc. Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.16)	NiSource Inc. Executive Severance Policy, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to the NiSource Inc. Form 10-K for the period ended December 31, 2007). *

(10.17)	NiSource Inc. Corporate Incentive Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q filed on May 1, 2009). *

(10.18)	Pension Restoration Plan for NiSource Inc. and Affiliates as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.19)	Savings Restoration Plan for NiSource Inc. and Affiliates as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.20)	Amendment No. 1, dated as of September 29, 2009, to the Savings Restoration Plan for NiSource Inc., and Affiliates as amended and restated effective January 1, 2008. * **

(10.21)	Letter Agreement between NiSource Inc. and Michael W. O’Donnell dated July 28, 2004 regarding his benefits under the NiSource Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2004). *

(10.22)	Letter Agreement between NiSource Corporate Services Company and Christopher A. Helms dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005). *

EXHIBIT INDEX (continued)

EXHIBIT
NUMBER	DESCRIPTION OF ITEM
(10.23)	Letter Agreement between NiSource Corporate Services Company and Eileen O’Neill Odum dated November 20, 2007. (incorporated by reference to Exhibit 10.22 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.24)	Letter Agreement between NiSource Corporate Services Company and Jimmy Staton dated December 13, 2007. (incorporated by reference to Exhibit 10.23 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.25)	Letter Agreement between NiSource Corporate Services Company and Stephen P. Smith dated May 14, 2008. (incorporated by reference to Exhibit 10.24 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.26)	Amended and Restated Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent and LC Bank dated July 7, 2006 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-Q for the period ended June 30, 2006).

(10.27)	Amendment No. 1, dated as of September 19, 2008, to the Amended and Restated Revolving Credit Agreement among NiSource Finance Corp, as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, and Barclays Bank PLC as Administrative Agent and LC Bank. (incorporated by reference to Exhibit 10.28 to the NiSource Inc. Form 10-K filed on February 27, 2009).

(10.28)	Note Purchase Agreement, dated August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.29)	Amendment No. 1, dated as of November 10, 2008, to the Note Purchase Agreement by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers whose names appear on the signature page thereto. (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K filed on February 27, 2009).

(10.30)	Guaranty of NiSource Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on August 30, 2007).

(10.31)	Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective June 20, 2005 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q for the period ended June 30, 2005).

(10.32)	Amendment #4 to Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective December 1, 2007 (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K for the period ended December 31, 2007).*

(12)	Ratio of Earnings to Fixed Charges. **

(21)	List of Subsidiaries. **

(23)	Consent of Deloitte & Touche LLP. **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

EXHIBIT INDEX (continued)

EXHIBIT
NUMBER	DESCRIPTION OF ITEM
(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
References made to Northern Indiana filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.