Form 10-Q
period 2010-03-31
NISOURCE INC/DE
filed 2010-05-04
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 277,442,244 shares outstanding at April 30, 2010.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED March 31, 2010

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, LLC
CPRC	Columbia of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
2010 Health Care Act	The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed into law by the President on March 23, 2010 and March 30, 2010, respectively
ACES	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
Ameren	Ameren Services Company
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARE	Conservation and Ratemaking Efficiency

DEFINED TERMS (continued)

CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	greenhouse gases
gwh	Gigawatt hours
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last in first out
Mcf	Million cubic feet
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PPUC	Pennsylvania Public Utility Commission
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland PLC
RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I
ITEM 1.  FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

Three Months Ended March 31, (in millions, except per share amounts)	2010	2009

Net Revenues
Gas Distribution	$1,341.1	$1,716.9
Gas Transportation and Storage	370.4	396.2
Electric	317.9	296.8
Other	328.9	311.8

Gross Revenues	2,358.3	2,721.7
Cost of Sales (excluding depreciation and amortization)	1,286.3	1,655.5

Total Net Revenues	1,072.0	1,066.2

Operating Expenses
Operation and maintenance	439.4	479.1
Depreciation and amortization	149.8	143.7
Impairment and loss/(gain) on sale of assets, net	0.1	(2.0)
Other taxes	86.9	103.4

Total Operating Expenses	676.2	724.2

Equity Earnings in Unconsolidated Affiliates	7.4	6.4

Operating Income	403.2	348.4

Other Income (Deductions)
Interest expense, net	(98.7)	(90.4)
Other, net	2.6	(4.2)
Gain on early extinguishment of long-term debt	-	3.2

Total Other Income (Deductions)	(96.1)	(91.4)

Income from Continuing Operations before Income Taxes	307.1	257.0
Income Taxes	109.8	97.6

Income from Continuing Operations	197.3	159.4

Loss from Discontinued Operations - net of taxes	(0.1)	(10.8)
Gain (Loss) on Disposition of Discontinued Operations - net of taxes	0.1	(0.2)

Net Income	$197.3	$148.4

Basic Earnings (Loss) Per Share
Continuing operations	$0.71	$0.58
Discontinued operations	-	(0.04)

Basic Earnings Per Share	$0.71	$0.54

Diluted Earnings (Loss) Per Share
Continuing operations	$0.71	$0.58
Discontinued operations	-	(0.04)

Diluted Earnings Per Share	$0.71	$0.54

Dividends Declared Per Common Share	$0.46	$0.46

Basic Average Common Shares Outstanding	276.9	274.2
Diluted Average Common Shares	277.5	276.7

  The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions)	2010	2009

ASSETS
Property, Plant and Equipment
Utility Plant	$19,049.3	$18,946.1
Accumulated depreciation and amortization	(8,443.5)	(8,353.7)

Net utility plant	10,605.8	10,592.4

Other property, at cost, less accumulated depreciation	91.4	91.5

Net Property, Plant and Equipment	10,697.2	10,683.9

Investments and Other Assets
Assets of discontinued operations and assets held for sale	12.9	18.7
Unconsolidated affiliates	166.8	165.8
Other investments	129.1	129.2

Total Investments and Other Assets	308.8	313.7

Current Assets
Cash and cash equivalents	110.6	16.4
Restricted cash	220.8	174.7
Accounts receivable (less reserve of $68.6 and $39.6, respectively)	949.9	808.6
Income tax receivable	2.9	24.9
Gas inventory	79.0	384.8
Underrecovered gas and fuel costs	114.4	40.2
Materials and supplies, at average cost	98.5	102.3
Electric production fuel, at average cost	52.4	59.9
Price risk management assets	190.4	173.3
Exchange gas receivable	71.3	72.5
Regulatory assets	169.6	238.3
Assets of discontinued operations and assets held for sale	0.7	2.2
Prepayments and other	136.7	125.5

Total Current Assets	2,197.2	2,223.6

Other Assets
Price risk management assets	271.3	237.6
Regulatory assets	1,720.0	1,644.1
Goodwill	3,677.3	3,677.3
Intangible assets	316.8	319.6
Postretirement and postemployment benefits assets	22.8	19.8
Deferred charges and other	140.2	152.1

Total Other Assets	6,148.4	6,050.5

Total Assets	$19,351.6	$19,271.7

  The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	March 31,	December 31,
(in millions, except share amounts)	2010	2009

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 277,290,886 and 276,638,021 shares issued and outstanding, respectively	$2.8	$2.8
Additional paid-in capital	4,068.5	4,057.6
Retained earnings	935.3	865.5
Accumulated other comprehensive loss	(50.4)	(45.9)
Treasury stock	(27.4)	(25.9)

Total Common Stockholders’ Equity	4,928.8	4,854.1
Long-term debt, excluding amounts due within one year	5,963.9	5,965.1

Total Capitalization	10,892.7	10,819.2

Current Liabilities
Current portion of long-term debt	723.1	719.3
Short-term borrowings	370.7	103.0
Accounts payable	407.1	502.1
Dividends payable	64.0	0.2
Customer deposits and credits	176.5	301.2
Taxes accrued	296.8	212.9
Interest accrued	84.1	125.4
Overrecovered gas and fuel costs	43.5	220.4
Price risk management liabilities	211.1	190.1
Exchange gas payable	151.4	222.2
Deferred revenue	11.5	27.3
Regulatory liabilities	51.7	43.8
Accrued liability for postretirement and postemployment benefits	7.6	23.6
Liabilities of discontinued operations and liabilities held for sale	0.9	1.7
Temporary LIFO liquidation credit	42.2	-
Legal and environmental reserves	97.5	146.1
Other accruals	257.5	310.3

Total Current Liabilities	2,997.2	3,149.6

Other Liabilities and Deferred Credits
Price risk management liabilities	200.6	170.2
Deferred income taxes	2,053.3	2,018.2
Deferred investment tax credits	38.1	39.6
Deferred credits	71.9	72.4
Deferred revenue	9.0	8.5
Accrued liability for postretirement and postemployment benefits	1,190.8	1,134.2
Liabilities of discontinued operations and liabilities held for sale	3.9	10.2
Regulatory liabilities and other removal costs	1,571.4	1,558.8
Asset retirement obligations	139.7	138.2
Other noncurrent liabilities	183.0	152.6

Total Other Liabilities and Deferred Credits	5,461.7	5,302.9

Total Capitalization and Liabilities	$19,351.6	$19,271.7

  The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2010	2009

Operating Activities
Net Income	$197.3	$148.4
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Gain on Early Extinguishment of Debt	-	(3.2)
Depreciation and Amortization	149.8	143.7
Net Changes in Price Risk Management Assets and Liabilities	(7.4)	(1.7)
Deferred Income Taxes and Investment Tax Credits	27.2	23.1
Deferred Revenue	(15.8)	(3.7)
Stock Compensation Expense	2.2	1.6
Gain on Sale of Assets	(0.1)	(2.0)
Income from Unconsolidated Affiliates	(7.4)	(6.4)
(Gain) Loss on Disposition of Discontinued Operations - Net of Taxes	(0.1)	0.2
Loss from Discontinued Operations - Net of Taxes	0.1	10.8
Amortization of Discount/Premium on Debt	2.7	2.1
AFUDC Equity	(1.4)	0.9
Changes in Assets and Liabilities:
Accounts Receivable	(138.4)	172.0
Income Tax Receivable	22.1	-
Inventories	332.7	487.7
Accounts Payable	(103.0)	(161.0)
Customer Deposits and Credits	(124.7)	(114.6)
Taxes Accrued	96.4	81.9
Interest Accrued	(38.9)	(23.4)
(Under) Overrecovered Gas and Fuel Costs	(251.1)	446.3
Exchange Gas Receivable/Payable	(66.7)	(80.1)
Other Accruals	(17.2)	(69.3)
Prepayments and Other Current Assets	5.4	8.8
Regulatory Assets/Liabilities	47.8	32.3
Postretirement and Postemployment Benefits	1.3	11.3
Deferred Credits	(1.1)	(3.4)
Deferred Charges and Other NonCurrent Assets	(2.6)	11.8
Other Noncurrent Liabilities	5.3	5.7

Net Operating Activities from Continuing Operations	114.4	1,119.8
Net Operating Activities used for Discontinued Operations	(31.1)	(61.9)

Net Cash Flows from Operating Activities	83.3	1,057.9

Investing Activities
Capital Expenditures	(138.8)	(206.9)
Insurance Recoveries	0.5	52.0
Proceeds from Disposition of Assets	0.2	2.1
Restricted Cash	(46.1)	(30.2)
Contributions to Equity Investments	-	(10.7)
Other Investing Activities	(10.6)	(10.2)

Net Investing Activities used for Continuing Operations	(194.8)	(203.9)
Net Investing Activities from Discontinued Operations	0.4	7.5

Net Cash Flows used for Investing Activities	(194.4)	(196.4)

Financing Activities
Issuance of Long-Term Debt	-	581.7
Retirement of Long-Term Debt	(0.9)	(101.4)
Change in Short-Term Debt, Net	267.7	(1,163.5)
Issuance of Common Stock	3.6	0.2
Acquisition of Treasury Stock	(1.4)	(0.8)
Dividends Paid - Common Stock	(63.7)	(63.1)

Net Cash Flows used for Financing Activities	205.3	(746.9)

Change in cash and cash equivalents from continuing operations	124.9	169.0
Cash contributions to discontinued operations	(30.7)	(54.4)
Cash and cash equivalents at beginning of period	16.4	20.6

Cash and Cash Equivalents at End of Period	$110.6	$135.2

  The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

Three Months Ended March 31, (in millions, net of taxes)	2010	2009

Net Income	$197.3	$148.4
Other comprehensive income (loss)
Net gain (loss) on available for sale securities (a)	0.5	(1.3)
Net unrealized losses on cash flow hedges (b)	(2.9)	(14.5)
Unrecognized pension benefit and OPEB costs (c)	0.5	0.6

Total other comprehensive loss	(1.9)	(15.2)

Total Comprehensive Income	$195.4	$133.2

(a)	Net unrealized gain (loss) on available-for-sale securities, net of $0.3 million tax expense and $0.8 million tax benefit in the first quarter of 2010 and 2009, respectively.

(b)	Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $1.8 million and $10.2 million tax benefit in the first quarter of 2010 and 2009, respectively.

(c)	Unrecognized pension benefit and OPEB costs, net of $0.3 million tax expense in both the first quarter of 2010 and 2009.
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
2.          Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Transfer of Financial Assets. In June 2009, the FASB issued authoritative guidance to amend derecognition criteria guidance in ASC 860 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. NiSource adopted the guidance on January 1, 2010. This guidance requires transfers of accounts receivable that previously qualified for sales accounting to be accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets (unaudited). Refer to Note 11, “Transfers of Financial Assets,” for additional information.
Consolidation of Variable Interest Entities. In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders were required to determine whether they retained a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. NiSource adopted the guidance on January 1, 2010. Refer to Note 15, “Variable Interests and Variable Interest Entities,” for additional information.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Fair Value Measurements and Disclosures. In January 2010, the FASB issued authoritative guidance that amends the disclosures about transfers into and out of Level 1 and 2 and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. NiSource adopted the additional guidance on January 1, 2010 with the exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis. NiSource is currently reviewing the additional Level 3 disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). Refer to Note 10, “Fair Value Disclosures,” for additional information.
3.          Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The calculation of diluted earnings per share for March 31, 2010 and 2009 excludes out-of-the-money stock options that had an anti-dilutive effect. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation of diluted average common shares follows:

Three Months Ended March 31, (in thousands)	2010	2009

Denominator
Basic average common shares outstanding	276,947	274,196
Dilutive potential common shares
Shares contingently issuable under employee stock plans	281	2,413
Shares restricted under employee stock plans	287	108

Diluted Average Common Shares	277,515	276,717

4.          Restructuring Activities
During the first quarter of 2009, NiSource began an organizational restructuring initiative in response to the decline in overall economic conditions.
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment took steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first quarter of 2009, NiSource recorded a pre-tax restructuring charge of $19.8 million and no additional charge for the first quarter of 2010. As of March 31, 2010, 316 employees had been terminated from employment. This program was substantially completed in 2009. The remaining employees impacted by the restructuring will be severed and will receive benefits in 2010.
In September 2009, NiSource announced the restructuring of Northern Indiana, which aims to redefine business and operations strategies and achieve cost reductions, and impacts both Electric Operations and Gas Distribution Operations. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million, which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. During the first quarter of 2010, NiSource recorded a pre-tax restructuring charge related to this initiative of $1.0 million to “Operation and maintenance” expense on the Condensed Statements of Consolidated Income (unaudited), which primarily includes costs related to outside service costs. As of March 31, 2010, 36 employees had been terminated from employment. This program is expected to be completed in 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Changes in the restructuring reserve, included in “Other accruals” on the Condensed Consolidated Balance Sheets (unaudited), were as follows:

	Balance at				Balance at
(in millions)	December 31, 2009	Additions	Benefits Paid	Adjustments	March 31, 2010

2009 Initiative:
Gas Transmission and Storage	$1.5	$-	$(0.9)	$-	$0.6
Northern Indiana	1.1	1.0	(1.1)	-	1.0

Total	$2.6	$1.0	$(2.0)	$-	$1.6

5.          Gas in Storage
Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. Changes between the temporary LIFO liquidation credits in the amounts of $42.2 million and $111.3 million during the first quarter of 2010 and 2009, respectively, are considered a non-cash activity for the Condensed Statements of Consolidated Cash Flows (unaudited). In addition to the temporary LIFO liquidation credit described above, NiSource also has a temporary LIFO liquidation debit of $21.3 million recorded for the first quarter of 2010 for certain gas distribution companies recorded within, “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
6.          Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at March 31, 2010 were:

(in millions)
		Property, plant and
Assets of discontinued operations and held for sale:		equipment, net	Other assets	Total

NiSource Corporate Services		$6.2	$-	$6.2
NDC Douglas Properties		4.1	0.7	4.8
Columbia Transmission		2.6	-	2.6

Total		$12.9	$0.7	$13.6

Liabilities of discontinued operations and held for sale:	Debt	Accounts payable	Other liabilities	Total

NDC Douglas Properties	$4.4	$0.2	$0.2	$4.8

Total	$4.4	$0.2	$0.2	$4.8

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2009 were:

(in millions)
		Property, plant and
Assets of discontinued operations and held for sale:		equipment, net	Other assets	Total

NiSource Corporate Services		$6.2	$-	$6.2
NDC Douglas Properties		9.9	2.2	12.1
Columbia Transmission		2.6	-	2.6

Total		$18.7	$2.2	$20.9

Liabilities of discontinued operations and held for sale:	Debt	Accounts payable	Other liabilities	Total

NDC Douglas Properties	$11.0	$0.6	$0.3	$11.9

Total	$11.0	$0.6	$0.3	$11.9

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
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. Three of these properties were sold during the first quarter of 2010 and two of these properties remain classified as assets and liabilities held for sale. Results of operations and cash flows for these properties are classified as discontinued operations. Based on the expected proceeds from the sale of the five properties being less than the net book value, an impairment charge of $2.7 million, net of tax, was included in Loss on Disposition of Discontinued Operations in the Statements of Consolidated Income for the year ended December 31, 2009. Upon sale of three of the properties in the first quarter of 2010, a gain on sale of $0.1 million, net of taxes, was recorded in Discontinued Operations. The remaining two properties are expected to be sold in the second half of 2010.
On June 18, 2009, Columbia Transmission received approval from the FERC to abandon by sale to an unaffiliated third party its Line R System in West Virginia, which includes certain natural gas pipeline and compression facilities. These assets held for sale have a net book value of $2.4 million. The sale transaction is expected to close in 2010.
Results from discontinued operations from Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

Three Months Ended March 31, (in millions)	2010	2009

Revenues from Discontinued Operations	$1.1	$0.9

Loss from discontinued operations	(0.1)	(17.6)
Income tax benefit	-	(6.8)

Loss from Discontinued Operations - net of taxes	$(0.1)	$(10.8)

Gain (Loss) on Disposition of Discontinued Operations - net of taxes	$0.1	$(0.2)

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
Changes in NiSource’s liability for asset retirement obligations for the first three months of 2010 and 2009 are presented in the table below:

(in millions)	2010	2009

Balance as of January 1,	$138.2	$126.0
Accretion expense	0.2	0.2
Accretion recorded as a regulatory asset	1.8	1.7
Settlements	(0.5)	(2.2)

Balance as of March 31,	$139.7	$125.7

8.          Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On May 3, 2010, Northern Indiana filed a natural gas rate case with the IURC, the first since 1987, proposing enhanced low income assistance and extending energy-efficiency programs for customers, as well as a change in rate design. Among other things, the filing also proposes a mechanism for the deferral of certain pension and other postretirement costs and for adjustments to depreciation rates and expense. New rates are targeted to be effective by early 2011 or sooner.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The Indiana Finance Authority received one bid, from Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. Current law requires that all Indiana gas utilities, including Northern Indiana, deliver a portion of Substitute Natural Gas from this facility, once it is built. The IURC must approve the final contract between the Indiana Finance Authority and Indiana Gasification.
On October 21, 2009, the IURC issued an Order in the proceeding concerning Northern Indiana’s annual gas recovery, rejecting the use of a four-year average to compute unaccounted for gas. This Order requires Northern Indiana to refund an estimated $5.8 million to customers based on a calculation utilizing a one-year average of unaccounted for gas for the twelve month periods ended July 31, 2008 and July 31, 2009. A reserve has been provided for the full amount of the refund, which Northern Indiana began returning to customers in March 2010.
On December 9, 2009, Northern Indiana filed a Petition with the IURC to extend its alternative regulatory programs which was scheduled to expire on May 1, 2010. On February 12, 2010, Northern Indiana, the OUCC and gas marketers supplying gas to residential and small commercial customers filed a Joint Stipulation and Agreement proposing an extension to the programs through March 31, 2012, which was approved by the IURC on March 31, 2010.
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

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction will replace Columbia of Ohio’s current GCR mechanism for providing commodity gas supplies to its sales customers. By order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia of Ohio will conduct two consecutive one-year long standard service offer auction periods starting April 2010 and April 2011. On February 23, 2010, Columbia of Ohio held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per mcf. On February 24, 2010, the PUCO issued an Entry that approved the results of the auction and directed Columbia of Ohio to proceed with the implementation of the standard service offer process.
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
On February 26, 2010, Columbia of Ohio filed an application to adjust rates associated with Riders IRP and DSM. Rider DSM tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. On April 14, 2010, Columbia of Ohio filed a Joint Stipulation and Recommendation that settled all issues. On April 28, 2010, the PUCO issued an Order approving the Stipulation. Rates associated with Riders IRP and DSM were increased by approximately $17.8 million annually, beginning April 29, 2010.
On January 28, 2010, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $32 million annually. Columbia of Pennsylvania anticipates a final order will be received and new rates will go into effect in the fourth quarter of 2010.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland PSC. On February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. On March 27, 2009, the settlement was approved as filed and new rates were effective March 31, 2009.
On January 28, 2010, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking a revenue increase of $2.2 million annually in order for Columbia of Maryland to earn the rate of return authorized by the PSC in its 2008 rate case. Columbia of Maryland anticipates a final order will be received and new rates will go into effect in the second quarter of 2010.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts DPU, requesting an annual increase of $34.2 million. In its initial filing, Bay State sought revenue decoupling, as well as a mechanism for the recovery of costs associated with the replacement of its infrastructure. On October 30, 2009, the Massachusetts DPU issued a decision granting the company a $19.1 million base rate increase and approving the company’s proposed revenue decoupling mechanism and infrastructure replacement program. New rates went into effect November 1, 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky sought enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the replacement of its infrastructure. A settlement agreement with all parties was presented in a hearing before the Kentucky PSC on September 18, 2009. The settlement agreement provided for a base rate increase of approximately $6 million, the authorization of an increase to the monthly customer charge, the implementation of an Accelerated Main Replacement Program rider and the introduction of a residential energy efficiency program. On October 26, 2009, the Kentucky PSC approved the settlement agreement as filed, with new rates taking effect on October 27, 2009.

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
On May 3, 2010, Columbia of Virginia filed a rate case for $13.0 million with the VSCC seeking to increase customer rates to reflect current costs upon the expiration of its Performance Based Regulation Plan that is scheduled to expire on December 31, 2010.
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
Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. On February 27, 2009, Columbia of Ohio filed an application to adjust its Rider IRP to recover costs for risers and accelerated main replacements. On June 24, 2009, the PUCO approved a stipulation allowing Columbia of Ohio to implement the new rider rate on July 1, 2009, resulting in an annual revenue increase of $13.8 million. On February 26, 2010, Columbia of Ohio filed an application to adjust rates associated with Riders IRP and DSM. Rider DSM tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. On April 14, 2010, Columbia of Ohio filed a Joint Stipulation and Recommendation that settled all issues. On April 28, 2010, the PUCO issued an Order approving the Stipulation. Rates associated with Riders IRP and DSM were increased by approximately $17.8 million annually, beginning April 29, 2010. On October 26, 2009, the Kentucky PSC approved a mechanism for recovering the costs of Columbia of Kentucky’s Accelerated Main Replacement Program. In the same Order the Kentucky PSC also approved a mechanism for the recovery of Columbia of Kentucky’s uncollectible expenses associated with the cost of gas. Columbia of Kentucky filed an application to increase its AMRP Rider on March 31, 2010. On October 30, 2009, the Massachusetts DPU approved a mechanism for the recovery of costs associated with the replacement of Bay State’s infrastructure. Bay State filed an application to increase its Targeted Infrastructure Replacement Factor Rider on April 30, 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances will not accrue carrying charges and Columbia of Ohio may not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years from the date of the Order. Approximately $1.8 million has been deferred in 2010 and $13.0 million was deferred for the year 2009.
Gas Transmission and Storage Operations Regulatory Matters
Majorsville, PA Project. The Gas Transmission and Storage Operations segment is in the process of executing three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Precedent Agreements were executed by anchor shippers in the fourth quarter of 2009. On January 20, 2010, Columbia Transmission filed with the FERC an application to transfer certain pipeline facilities to a newly formed affiliate, NiSource Midstream, LLC, that, once approved, will be part of the facilities providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. The Majorsville, PA project is expected to begin service during the third quarter 2010.
Electric Operations Regulatory Matters
Significant Rate Developments. On June 27, 2008, Northern Indiana filed a petition for new electric base rates and charges. Northern Indiana filed its last electric base rate increase in 1986. The filing requested an increase in base rates calculated to produce additional gross margin of $85.7 million. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Evidentiary hearings concluded on August 6, 2009, and the briefing schedule concluded in January 2010. An Order is expected during the second quarter of 2010.
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
Northern Indiana anticipates filing another electric base rate case during 2010. Among other things, the filing is expected to include the effect of increased pension expense, as well as usage levels based on more recent operating experience.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until new rates take effect based on an IURC order in the 2008 electric rate case. Credits amounting to $14.2 million and $13.2 million were recognized for electric customers for the first quarters of 2010 and 2009, respectively.
On December 9, 2009, the IURC issued an order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. Northern Indiana and other jurisdictional electric utilities must file DSM plans on July 1, 2010, 2013, 2016, and 2019, with annual updates in the interim periods. The IURC requires that certain core programs be established and administered by an independent third party. The IURC did not make any specific findings with respect to cost recovery issues. On March 16, 2010 Northern Indiana filed a proposal for a mechanism to recover the costs associated with these energy efficiency programs, including lost revenue. In the second phase of this proceeding, Northern Indiana will file for IURC approval of its energy efficiency programs.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
MISO. As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. In its pending base rate case, Northern Indiana proposes recovery of the cumulative amount of net non-fuel charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the date of effective rates in this case. During the first quarter of 2010, MISO costs of $1.9 million were deferred, while net credits of $0.9 million were deferred in the first quarter of 2009. As of March 31, 2010, Northern Indiana has deferred a total of $28.3 million of MISO costs.
On November 7, 2008, the FERC issued an Order clarifying the RSG First Pass calculation and requiring the MISO to resettle the RSG market using the correct calculation and to pay refunds, or assess surcharges, to market participants, as appropriate, to correct a misinterpretation of an order issued by FERC in April 2006. Northern Indiana believes that the original Order would have entitled Northern Indiana to a refund, with the amount subject to calculation by MISO. On June 12, 2009, however, FERC issued an Order on rehearing in which it affirmed its prior order clarifying the method to calculate the RSG First Pass rate, but reversed its ruling requiring the MISO to pay refunds, and collect surcharges, on equitable grounds. Northern Indiana has asked FERC to reconsider its decision to deny refunds and that request remains pending. MISO’s implementation of FERC’s April 2006 Order on the RSG First Pass calculation resulted in several million dollars of surcharges to Northern Indiana through market resettlements implemented during the summer of 2007. As a result, Northern Indiana and Ameren jointly filed a complaint with FERC on August 10, 2007, contending that the RSG rates in effect were unjust and unreasonable. On November 10, 2008, the FERC issued an Order granting these complaints and ordering the MISO to calculate refunds and surcharges, as appropriate, back to the date of the complaint filed by Northern Indiana and Ameren, as authorized by Section 206 of the Federal Power Act. On May 6, 2009, however, the FERC issued an Order that upheld its decision granting the complaint, but largely reversed its directive requiring MISO to pay refunds, and collect surcharges, on equitable grounds. The FERC affirmed the refund and surcharge requirement only for those transactions that occurred after the date of the November 10, 2008 Order, instead of August 10, 2007, as it had previously required. Northern Indiana and Ameren have requested rehearing of the FERC’s May 6, 2009 Order, and that request remains pending.
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
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated. During the first quarters of 2010 and 2009, the amount of purchased power costs exceeding the benchmark amounted to $0.1 million and $0.8 million, respectively, which was recognized as a net reduction of revenues.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP and CAIR and CAMR compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Northern Indiana anticipates a total capital investment of approximately $368 million. This revised cost estimate is subject to and pending approval by the IURC. On April 30, 2010, the IURC approved ECR-15 for recovery of items described above based upon a capital expenditure level (net of accumulated depreciation) of $287.4 million.
9.          Risk Management Activities
NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas price volatility and to secure forward natural gas prices. Interest rate swaps are entered into to manage interest rate risk associated with NiSource’s fixed-rate borrowings. NiSource designates many of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure or sell natural gas or power. Certain forward physical contracts are derivatives which qualify for the normal purchase and normal sales exception which would not require mark-to-market accounting.
Accounting Policy for Derivative Instruments. The ASC topic on accounting for derivatives and hedging requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as a normal purchase and normal sale contract under the provisions of the ASC topic. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

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
Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income (loss), regulatory assets and liabilities or earnings depending on the designation of the derivative instrument. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive income (loss) and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is no longer probable to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period together with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered or paid to customers through rates. When gains and losses are recognized in earnings, they are recognized in cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest-rate risk activities.
Commodity Price Risk Programs. NiSource and NiSource’s utility customers are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. NiSource purchases natural gas for sale and delivery to its retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of NiSource’s utility subsidiaries offer programs where variability in the market price of gas is assumed by the respective utility. The objective of NiSource’s commodity price risk programs is to mitigate this gas cost variability, for NiSource or on behalf of its customers, associated with natural gas purchases or sales by economically hedging the various gas cost components by using a combination of futures, options, forward physical contracts, basis swap contracts or other derivative contracts. Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These commodity price risk programs and their respective accounting treatment are described below.
Northern Indiana, Northern Indiana Fuel and Light, Kokomo Gas, Columbia of Pennsylvania, Columbia of Kentucky, Columbia of Maryland and Columbia of Virginia use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of the companies’ GCR mechanisms, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.
Northern Indiana, Columbia of Virginia and Columbia of Pennsylvania offer a fixed price program as an alternative to the standard GCR mechanism. These services provide customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that would be charged in future months. In addition, in order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options have been used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts have been accounted for as cash flow hedges while some contracts are not. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Northern Indiana offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. This program allows Northern Indiana customers to fix their total monthly bill in future months at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, and NYMEX options are used to secure forward gas prices. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.
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
As part of the MISO Day 2 initiative, Northern Indiana was allocated or has purchased FTRs. These FTRs help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs are marked to fair value and are not accounted for as a hedge, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. In the second quarter of 2008, MISO changed its allocation procedures from an allocation of FTRs to an allocation of ARRs, whereby Northern Indiana was allocated ARRs based on its historical use of the MISO administered transmission system. ARRs entitle the holder to a stream of revenues or charges based on the price of the associated FTR in the FTR auction. ARRs are not derivatives and are convertible to FTRs. Northern Indiana purchased FTRs in the second quarter of 2009 and expects to purchase additional FTRs in the second quarter of 2010.
NiSource is in the process of winding down its unregulated natural gas marketing business, where gas derivatives are utilized to hedge expected future gas purchases and sales. Prior to the decision to wind down this business in the second quarter of 2009, the financial derivatives associated with commercial and industrial gas sales were accounted for as cash flow hedges. NiSource also has corresponding forward physical sales contracts of natural gas with customers. These forward physical sales contracts are derivatives that have generally qualified for the normal purchase and normal sales exception, which NiSource had elected prior to the decision to wind down the business in 2009. As a result of the decision to wind down the business in the second quarter of 2009, certain forecasted transactions were no longer probable to occur, which triggered the mark-to-market treatment of certain forward sales contracts that were previously exempt under the normal purchase and normal sale exception. In addition, the mark-to-market gains and losses deferred in accumulated other comprehensive income (loss) related to certain financial derivatives accounted for as a cash flow hedge were recognized in income. NiSource established reserves of $9.2 million at December 31, 2009 and $9.7 million at March 31, 2010, against certain of these physical sale contract derivatives. These amounts represent reserves related to the creditworthiness of certain customers, the fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value of approximately $168.5 million at March 31, 2010, while the financial derivative contracts marked-to-market had a fair value loss of $152.3 million at March 31, 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Commodity price risk program derivative contracted gross volumes are as follows:

	March 31, 2010	December 31, 2009

Commodity Price Risk Program:

Gas price volatility program derivatives (MMDth)	24.0	26.4

Price Protection Service program derivatives (MMDth)	0.7	1.6

DependaBill program derivatives (MMDth)	0.2	0.6

Regulatory incentive program derivatives (MMDth)	5.7	1.7

Gas marketing program derivatives (MMDth) (a)	64.5	74.7

Gas marketing forward physical derivatives (MMDth) (b)	64.9	79.6

Electric energy program FTR derivatives (mw)	561.3	1,343.7

(a)	Basis contract volumes not included in the above table were 67.4 MMDth and 82.3 MMDth as of March 31, 2010 and December 31, 2009, respectively.

(b)	Basis contract volumes not included in the above table were 70.0 MMDth and 85.4 MMDth as of March 31, 2010 and December 31, 2009, respectively.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of March 31, 2010, NiSource had $7.1 billion of outstanding debt, of which $1,050 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness.
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

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of March 31, 2010, accumulated other comprehensive loss includes $14.0 million related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.
NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

	March 31,	December 31,
Asset Derivatives (in millions)	2010	2009

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$-	$-
Price risk management assets (noncurrent)	-	-
Interest rate risk activities
Price risk management assets (noncurrent)	70.8	68.2

Total derivatives designated as hedging instruments	$70.8	$68.2

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$190.4	$173.3
Price risk management assets (noncurrent)	200.5	169.4

Total derivatives not designated as hedging instruments	$390.9	$342.7

Total Asset Derivatives	$461.7	$410.9

	March 31,	December 31,
Liability Derivatives (in millions)	2010	2009

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$1.3	$1.0
Price risk management liabilities (noncurrent)	0.2	0.5

Total derivatives designated as hedging instruments	$1.5	$1.5

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$209.8	$189.1
Price risk management liabilities (noncurrent)	200.4	169.7

Total derivatives not designated as hedging instruments	$410.2	$358.8

Total Liability Derivatives	$411.7	$360.3

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) were:
Derivatives in Cash Flow Hedging Relationships
Three Months Ended, (in millions)

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	March 31,	March 31,	into Income (Effective	March 31,	March 31,
Hedging Relationships	2010	2009	Portion)	2010	2009

Commodity price risk programs	$(3.3)	$(14.9)	Cost of Sales	$0.5	$(43.8)
Interest rate risk activities	0.4	0.4	Interest expense, net	-	(0.4)

Total	$(2.9)	$(14.5)		$0.5	$(44.2)

Three Months Ended, (in millions)

Amount of Gain (Loss) Recognized
in Income of Derivative
	Location of Gain (Loss)	(Ineffective Portion and Amount
	Recognized in Income on	Excluded from Effectiveness
	Derivative (Ineffective Portion	Testing)
Derivatives in Cash Flow Hedging	and Amount Excluded from
Relationships	Effectiveness Testing)	March 31, 2010	March 31, 2009

Commodity price risk programs	Cost of Sales	$-	$-
Interest rate risk activities	Interest expense, net	-	-

Total		$-	$-

Derivatives in Fair Value Hedging Relationships
Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in Fair Value Hedging	Location of Gain (Loss) Recognized in	in Income on Derivatives
Relationships	Income on Derivatives	March 31, 2010	March 31, 2009

Interest rate risk activities	Interest expense, net	$2.1	$(3.7)

Total		$2.1	$(3.7)

Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value Hedge	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Relationships	Income on Related Hedged Item	March 31, 2010	March 31, 2009

Fixed-rate debt	Interest expense, net	$(2.1)	$3.7

Total		$(2.1)	$3.7

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Derivatives not designated as hedging instruments
Three Months Ended, (in millions)

		Amount of Realized/Unrealized Gain
		(Loss) Recognized in Income on
		Derivatives *
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in
Instruments	Income on Derivatives	March 31, 2010	March 31, 2009

Commodity price risk programs	Gas Distribution revenues	$(21.0)	$(48.2)
Commodity price risk programs	Other revenues	77.2	-
Commodity price risk programs	Cost of Sales	(71.2)	(1.4)

Total		$(15.0)	$(49.6)

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $20.7 million and $50.0 million for the first quarter of 2010 and 2009, respectively, were deferred as allowed by regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.
During the first quarters of 2010 and 2009, no amounts were reclassified related to NiSource’s cash flow hedges from accumulated other comprehensive income (loss) to Cost of Sales due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $0.9 million of loss, net of taxes.
NiSource’s derivative instruments measured at fair value as of March 31, 2010 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that meet the definition of a derivative for which NiSource has elected the normal purchase and normal sale exception. These agreements are exempt from the requirements of Derivatives and Hedging Accounting, and are not measured at fair value. Certain of these agreements do contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard and Poor’s or below Baa3 by Moody’s. As of March 31, 2010, there were no accounts payables under physical commodity purchase agreements containing ratings triggers.
NiSource had $218.3 million and $173.2 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within, “Restricted cash,” on the Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2010 and December 31, 2009, respectively.
10.         Fair Value Disclosures
A.          Fair Value Measurements. NiSource adopted the provisions of ASC Topic 820 – Fair Value Measurements and Disclosures for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009. There was no impact on retained earnings as a result of the adoption.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2010 and December 31, 2009:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
March 31, 2010 (in millions)	(Level 1)	(Level 2)	(Level 3)	March 31, 2010

Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$179.1	$-	$179.1
Financial price risk programs	205.5	5.3	-	210.8
Other	-	-	1.0	1.0
Interest rate risk activities	-	70.8	-	70.8
Available-for-sale securities	35.4	35.9	-	71.3

Total	$240.9	$291.1	$1.0	$533.0

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$4.7	$-	$4.7
Financial price risk programs	401.3	5.5	-	406.8
Other	-	-	0.2	0.2

Total	$401.3	$10.2	$0.2	$411.7

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
December 31, 2009 (in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$141.7	$-	$141.7
Financial price risk programs	187.5	11.4	-	198.9
Other	-	-	2.1	2.1
Interest rate risk activities	-	68.2	-	68.2
Available-for-sale securities	34.5	37.4	-	71.9

Total	$222.0	$258.7	$2.1	$482.8

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$9.6	$-	$9.6
Financial price risk programs	343.8	6.9	-	350.7

Total	$343.8	$16.5	$-	$360.3

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
To determine the fair value of derivatives associated with NiSource’s unregulated natural gas marketing business, certain reserves were calculated. These reserves were primarily determined by evaluating the credit worthiness of certain customers, fair value of future cash flows, and the cost of maintaining restricted cash. Refer to Note 9, “Risk Management Activities” for additional information on price risk assets.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Unrealized gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at March 31, 2010 and December 31, 2009 were:

			Gross
		Gross Unrealized	Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale debt securities, March 31, 2010
U.S. Treasury securities	$35.4	$0.2	$(0.2)	$35.4
Corporate/Other bonds	33.8	2.1	-	35.9

Total Available-for-sale debt securities	$69.2	$2.3	$(0.2)	$71.3

			Gross
		Gross Unrealized	Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale debt securities, December 31, 2009
U.S. Treasury securities	$34.6	$0.2	$(0.3)	$34.5
Corporate/Other bonds	35.2	2.2	-	37.4

Total Available-for-sale debt securities	$69.8	$2.4	$(0.3)	$71.9

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
For the three months ended March 31, 2010 and 2009 the realized gain on sale of available for sale U.S. Treasury debt securities was zero and $0.9 million, respectively. For the three months ended March 31, 2010 and 2009 the realized gain on sale of available for sale Corporate/Other bond debt securities was $0.4 million and zero, respectively. The cost of maturities sold is based upon specific identification. At March 31, 2010, all U.S. Treasury debt securities have maturities of greater than one year. At March 31, 2010, approximately $2.0 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods ended March 31, 2010 and 2009:

	Financial
Period Ended March 31, 2010 (in millions)	Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2010	$1.9	$0.2	$2.1

Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	-	-	-
Purchases, issuances and settlements (net)	(1.0)	(0.3)	(1.3)

Balance as of March 31, 2010	$0.9	$(0.1)	$0.8

Change in unrealized gains/(losses) relating to instruments still held as of March 31, 2010	$-	$-	$-

	Financial
Period Ended March 31, 2009 (in millions)	Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2009	$2.6	$1.6	$4.2

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	-	0.2	0.2
Purchases, issuances and settlements (net)	(1.7)	(2.0)	(3.7)

Balance as of March 31, 2009	$0.9	$(0.2)	$0.7

Change in unrealized gains/(losses) relating to instruments still held as of March 31, 2009	$-	$0.2	$0.2

As discussed in Note 9, as part of the MISO Day 2 initiative, Northern Indiana was allocated or has purchased FTRs, which help Northern Indiana offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are valued utilizing forecasted congestion source and sink prices in the Day Ahead market. Any unrealized gains and losses for FTRs are attributable to a change in this model of forecasted congestion. They are classified as Level 3 and reflected in the table above. The FTRs are not accounted for as a hedge, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. Northern Indiana also writes options for regulatory incentive purposes which are also considered Level 3 valuations. Realized gains and losses for these Level 3 recurring items are included in income within, Cost of Sales, on the Statements of Consolidated Income. Unrealized gains and losses from Level 3 recurring items are included within, Regulatory assets or Regulatory liabilities, on the Consolidated Balance Sheets.
Non-recurring Fair Value Measurements. There were no non-recurring fair value measurements recorded during the first quarter of 2010.

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
Investments. NiSource has corporate owned life insurance which is measured and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at March 31, 2010 and December 31, 2009 were $24.5 million and $23.7 million.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount as of	Value as of	Amount as of	Value as of
(in millions)	March 31, 2010	March 31, 2010	Dec. 31, 2009	Dec. 31, 2009

Long-term investments	$25.3	$24.0	$24.5	$23.2
Long-term debt (including current portion)	6,687.0	7,183.9	6,684.4	7,089.8

11.          Transfers of Financial Assets
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets (unaudited). The maximum amount of debt that can be recognized related to NiSource’s accounts receivable programs is $550 million.
Prior to January 1, 2010, NiSource’s accounts receivable programs qualified for sale accounting based upon the conditions met in ASC Topic 860 – Transfers and Servicing.
All accounts receivables sold to the commercial paper conduits are valued at face value, which approximate fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined in part by required loss reserves under the agreements. Below is information about the accounts receivable securitization agreements entered into by NiSource’s subsidiaries.
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and RBS. The maximum seasonal program limit under the terms of the agreement is $275 million. CGORC’s agreement with the commercial paper conduits has a scheduled termination date of October 22, 2010, and can be renewed if mutually agreed to by all parties. As of March 31, 2010, $130.2 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, it is an event of termination if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. NARC’s agreement with the commercial paper conduit has a scheduled termination date of October 22, 2010, and can be renewed if mutually agreed to by both parties. As of March 31, 2010, $165.9 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, it is an event of termination if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB, or Ba2 at either Standard and Poor’s or Moody’s, respectively.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. CPRC’s agreement with the commercial paper conduit has a scheduled termination date of March 14, 2011, and can be renewed if mutually agreed to by both parties. As of March 31, 2010, $74.7 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder. Under the agreement, it is an event of termination if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB-, or Ba3 at either Standard and Poor’s or Moody’s, respectively.
The following table reflects the gross and net receivables transferred as well as short-term debt related to the securitization transactions as of March 31, 2010 and December 31, 2009 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	March 31, 2010	December 31, 2009

Gross Receivables	$512.4	$437.8
Less: Receivables not transferred	141.7	249.4

Net receivables transferred	$370.7	$188.4

Short-term debt due to asset securitization	$370.7	$-

Consistent with sale accounting treatment, at December 31, 2009 the $188.4 million of receivables shown above are not recorded on the Consolidated Balance Sheets. During the first quarter of 2009 NiSource received proceeds from receivables sold of $1,615.2 million and remitted collections to the commercial paper conduits of $1,420.7 million, resulting in net operating cash flows of $194.5 million. Additionally, during the first quarter of 2009, $4.5 million of fees associated with the securitization transactions were recorded as other, net expense.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sale accounting no longer qualify and are accounted for as secured borrowings. As such, at March 31, 2010, the entire gross receivables balance remains on the Condensed Consolidated Balance Sheets (unaudited) and short-term debt is recorded in the amount of proceeds received from the commercial paper conduits involved in the transactions. During the first quarter of 2010, $370.7 million has been recorded as cash from financing activities related to the change in short-term debt due to the securitization transactions. Although there have been no changes in the operation of the accounts receivable securitization programs, the application of the new accounting guidance resulted in a reduction in cash from operations of $241.9 million. During the first quarter of 2010, $1.9 million of fees associated with the securitization transactions were recorded as interest expense in accordance with the new accounting guidance. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.
12.          Goodwill Assets
NiSource has four reporting units that carry or are allocated goodwill. NiSource’s goodwill assets at March 31, 2010 were $3,677.3 million pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $1,975.5 million is allocated to Columbia Transmission Operations (which is comprised of Columbia Transmission and Columbia Gulf) and $1,683.0 million is allocated to Columbia Distribution Operations (which is comprised of Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Virginia). In addition, the goodwill balances at March 31, 2010 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively. Goodwill for Kokomo Gas of $5.5 million is net of an impairment charge of $10.9 million, which was required based on the June 30, 2005 annual impairment test.
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
NiSource considered whether there were any events or changes in circumstances during the first quarter of 2010 that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted which would require goodwill impairment testing during the quarter.
The last test for goodwill impairment occurred on June 30, 2009. In estimating the fair value of the Columbia Transmission Operations and Columbia Distribution Operations reporting units for the June 30, 2009 test, NiSource used a weighted average of the income and market approach. The resulting estimate of fair value of the reporting units, using the weighted average of the income and market approaches, exceeded their carrying values, indicating that no impairment existed.
13.          Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2010 and 2009, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarters ended March 31, 2010 and 2009 were 35.8% and 38.0%, respectively. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The decrease in the effective tax rate of 2.2% in the first quarter of 2010 versus the first quarter of 2009 is due to an increase in estimated Section 199 deductions as a result of higher projected taxable income in 2010 versus 2009, a decrease in tax expense related to AFUDC – Equity and the regulatory treatment of certain depreciation differences, and the impact of state income tax adjustments.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The 2010 Health Care Act includes a provision eliminating, effective January 1, 2013, the tax deductibility of retiree health care costs to the extent of federal subsidies received under the Retiree Drug Subsidy program. When the Retiree Drug Subsidy was created by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, NiSource recorded a deferred tax asset reflecting the exclusion of the expected future Retiree Drug Subsidy from taxable income. At the same time, an offsetting regulatory liability was established to reflect NiSource’s obligation to reduce income taxes collected in future rates. ASC Topic 740 – Income Taxes requires the impact of a change in tax law to be immediately recognized in continuing operations in the income statement for the period that includes the enactment date. In the first quarter of 2010, NiSource reversed its deferred tax asset of $6.2 million related to previously excludable Retiree Drug Subsidy payments expected to be received after January 1, 2013, which was completely offset by the reversal of the related regulatory liability. As a result, there was no impact on income tax expense recorded in the Condensed Statements of Consolidated Income (unaudited) for the first quarter of 2010.
There were no material changes recorded in the first quarter of 2010 to NiSource’s uncertain tax positions as of December 31, 2009.
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
NiSource expects to make contributions of approximately $161.0 million to its pension plans and approximately $49.1 million to its postretirement medical and life plans in 2010, which could change depending on market conditions. During the quarter ended March 31, 2010, NiSource has contributed $0.7 million to its pension plans and $15.1 million to its other postretirement benefit plans.
The following table provides the components of the plans’ net periodic benefits cost for the first quarter ended March 31, 2010 and 2009:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2010	2009	2010	2009

Components of Net Periodic Benefit Cost
Service cost	$9.7	$9.0	$2.4	$2.2
Interest cost	31.4	35.8	10.3	11.9
Expected return on assets	(35.9)	(30.5)	(5.8)	(4.2)
Amortization of transitional obligation	-	-	0.3	2.0
Amortization of prior service cost	0.5	1.0	(0.1)	0.3
Recognized actuarial loss	14.5	16.4	1.5	1.9

Net Periodic Benefit Costs	$20.2	$31.7	$8.6	$14.1

For the quarters ended March 31, 2010 and 2009, pension and other postretirement benefit cost of approximately $3.1 million and $11.8 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
A provision of the 2010 Health Care Act requires the elimination, effective January 1, 2011, of lifetime and restrictive annual benefit limits from certain medical plans. The NiSource Life and Medical Benefits Program covers both active and retired individuals and caps lifetime benefits to certain retirees. NiSource examined the provisions of the 2010 Health Care Act and determined the enactment of the law in the first quarter of 2010 qualified as a significant event requiring remeasurement of the other postretirement benefit obligation and plan assets as of March 31, 2010. The remeasurement resulted in an increase to the other postretirement benefit obligation, net of plan assets, of $39.7 million and corresponding increases to regulatory assets and AOCI of $35.7 million and $4.0 million, respectively. There was no income statement impact in the first quarter of 2010 related to the remeasurement, however, net periodic postretirement benefit cost for 2010 will increase by approximately $4.0 million which will be recognized over the remaining three quarters of 2010. All significant actuarial assumptions used in the remeasurement remained the same as the December 31, 2009 valuation. See Note 13, Income Taxes, for a discussion of the legislation’s impact on NiSource’s accounting for income taxes.
15.     Variable Interests and Variable Interest Entities
In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. NiSource adopted the guidance on January 1, 2010. See Note 2, Recent Accounting Pronouncements, regarding the consolidation of variable interest entities.
In general, a VIE is an entity which (1) has an insufficient amount of at-risk equity to permit the entity to finance its activities without additional financial subordinated support provided by any parties, (2) whose at-risk equity owners, as a group, do not have power, through voting rights or similar rights, to direct activities of an entity that most significantly impact the entity’s economic performance or (3) whose at-risk owners do not absorb the entity’s losses or receive the entity’s residual return. A VIE is required to be consolidated by a company if that company is determined to be the primary beneficiary of the VIE.
NiSource consolidates those VIEs for which it is the primary beneficiary. Prior to the adoption of the new FASB guidance on consolidation of variable interest entities, the prevalent method for determining the primary beneficiary was through a quantitative method. With the adoption of the guidance, NiSource also considers qualitative elements in determining the primary beneficiary. These qualitative measures include the ability to control an entity and the obligation to absorb losses or the right to receive benefits.
NiSource’s analysis under this standard includes an assessment of guarantees, operating leases, purchase agreements, and other contracts, as well as its investments and joint ventures. For items that have been identified as variable interests, or where there is involvement with an identified variable interest entity, an in-depth review of the relationship between the relevant entities and NiSource is made to evaluate qualitative and quantitative factors to determine the primary beneficiary, if any, and whether additional disclosures would be required under the current standard.
At March 31, 2010, consistent with prior filings, NiSource consolidated its low income housing real estate investments from which NiSource dervives certain tax benefits. Based on the newly adopted guidance on the consolidation of variable interest entities, these investments met the definition of a VIE. NiSource is a 99% limited partner with a net investment of approximately $2.0 million. These properties are primarily financed through debt. NiSource evaluated the nature and intent of the low income housing investments when determining the primary beneficiary. NiSource concluded the it continues to be the primary beneficiary. Based on contractual requirements, NiSource has the right to take control of the low income housing properties. At March 31, 2010, gross assets of the low income housing real estate investments in continuing operations was $18.6 million. Current and non-current assets were $0.3 million and $18.3 million, respectively. As of March 31, 2010, NiSource recorded long-term debt of approximately $6.3 million as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Approximately $0.1 million of the assets are restricted to settle the obligations of the entity.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, the request for such information has been denied and as a result, it is unclear whether Pure Air is a VIE and if NiSource is the primary beneficiary.
16.     Long-Term Debt
On December 4, 2009, NiSource Finance issued $500.0 million of 6.125% senior unsecured notes that mature on March 1, 2022.
During November 2009, NiSource Finance redeemed $417.6 million of its floating rate notes.
On April 9, 2009, NiSource Finance closed a $385 million senior unsecured two-year bank term loan with a maturity of February 11, 2011. Borrowings under the bank term loan had an effective cost of LIBOR plus 538 basis points. On February 16, 2009, NiSource announced the initial closing of the bank term loan at the level of $265 million. Under an accordion feature, NiSource was able to increase the loan by $120 million prior to final closing. On December 7, 2009, this term loan was repaid with proceeds from the December 4, 2009, $500.0 million debt offering.
On March 31, 2009, NiSource Finance commenced a cash tender offer for up to $300 million aggregate principal amount of its outstanding 7.875% notes due 2010. On April 28, 2009, NiSource Finance announced that $250.6 million of these notes were successfully tendered.
On March 9, 2009, NiSource Finance issued $600.0 million of 10.75% unsecured notes that mature March 15, 2016.
During January 2009, NiSource repurchased $32.4 million of the $450.0 million floating rate notes that were scheduled to mature in November 2009 and $67.6 million of the $1.0 billion 7.875% unsecured notes scheduled to mature in November 2010.
17.     Short-Term Borrowings
NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. At March 31, 2010, NiSource had no outstanding borrowings under this facility.
As of March 31, 2010 and December 31, 2009, NiSource had $71.2 million and $85.0 million, respectively, of stand-by letters of credit outstanding under its five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $370.7 million as of March 31, 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Short-term borrowings were as follows:

	March 31,	December 31,
(in millions)	2010	2009

Credit facilities borrowings weighted average interest rate of 0.59% at December 31, 2009	$-	$103.0
Accounts receivable securitization facility borrowings	370.7	-

Total short-term borrowings	$370.7	$103.0

18.     Share-Based Compensation
NiSource currently issues long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, restricted stock units, contingent stock units and dividend equivalents payable on grants of options, performance units and contingent stock awards.
At March 31, 2010, there were 26,767,418 shares reserved for future awards under the amended and restated 1994 Plan.
NiSource recognized stock-based employee compensation expense of $2.2 million and $1.6 million during the first three months of 2010 and 2009, respectively, as well as related tax benefits of $0.8 million and $0.6 million, respectively.
As of March 31, 2010, the total remaining unrecognized compensation cost related to nonvested awards amounted to $18.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.2 years.
Stock Options.  As of March 31, 2010, approximately 4.3 million options were outstanding and exercisable with a weighted average strike price of $22.51. The strike price of all issued options was above the market price of NiSource stock as of March 31, 2010.
Restricted Awards.   In the first quarter of 2010, NiSource granted 209,629 restricted stock units, subject to service conditions. The total grant date fair value of the restricted units was $2.7 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for all units lapse in January 2013 when 100% of the shares vest. If before January 2013, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective as of the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of March 31, 2010, 748,400 nonvested restricted stock units were granted and outstanding.
Contingent Stock Units.   In the first quarter of 2010, NiSource granted 651,777 contingent stock units subject to performance conditions. The grant date fair-value of the awards was $8.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures. The service conditions lapse on January 31, 2013 when 100% of the shares vest. If the employee terminates employment before January 31, 2013 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of March 31, 2010, 1,982,130 nonvested contingent stock units were granted and outstanding.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Time-accelerated Awards.   NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan in January 2004. The total shareholder return measures established were not met; therefore these grants did not have an accelerated vesting period. During the first quarter of 2010 all awards with time-accelerated vesting provisions vested due to the lapse of service conditions.
Non-employee Director Awards.  The Amended and Restated Non-employee Director Stock Incentive Plan (“Director Plan”) provides for awards of restricted stock, stock options and restricted stock units, which vest in 20% increments per year, with full vesting after five years. Effective March 25, 2008, the Board approved an amendment to the vesting provisions of the plan such that all outstanding grants and future grants of restricted stock units will vest immediately. The plan requires that restricted stock units be distributed to the directors after their separation from the Board. As of March 31, 2010, 89,860 restricted shares and 327,568 restricted stock units had been issued under the Plan.
2010 Omnibus Incentive Plan.    The Board has approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), subject to approval at the Annual Meeting of Stockholders to be held on May 11, 2010. If approved, the Omnibus Plan provides that the number of shares of common stock of the Company available for awards will be 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan that expire or terminate for any reason and no further awards will be granted under the 1994 Plan or the Director Plan. Thus, if the Omnibus Plan is approved by the stockholders, the aggregate number of shares available for awards to employees and non-employee directors will be reduced from the combined aggregate limit of the 1994 Plan and the Director Plan.
19.     Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at March 31, 2010 and the years in which they expire were:

(in millions)	Total	2010	2011	2012	2013	2014	After

Guarantees of subsidiaries debt	$6,135.8	$681.8	$-	$315.0	$545.0	$500.0	$4,094.0
Guarantees supporting commodity
transactions of subsidiaries	371.3	224.6	144.6	-	-	-	2.1
Letters of credit	74.0	13.6	59.4	-	-	1.0	-
Other guarantees	719.9	-	2.8	14.4	224.3	32.2	446.2

Total commercial commitments	$7,301.0	$920.0	$206.8	$329.4	$769.3	$533.2	$4,542.3

Guarantees of Subsidiaries Debt.   NiSource has guaranteed the payment of $6.1 billion of debt for various wholly-owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheets (unaudited). The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries.   NiSource has issued guarantees, which support up to approximately $371.3 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Lines and Letters of Credit and Accounts Receivable Advances.   NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. At March 31, 2010, NiSource had no outstanding borrowings under its five-year revolving credit facility and $370.7 million outstanding under its accounts receivable securitization agreements. At March 31, 2010, NiSource issued stand-by letters of credit of approximately $74.0 million for the benefit of third parties. See Note 17, Short-term Borrowings.
Other Guarantees or Obligations.   On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2010. These guarantees are due to expire in June 2013.
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
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for 47.5%, its indirect ownership interest percentage, of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. As of March 31, 2010, Millennium owed $798.9 million under the financing agreements, of which NiSource guaranteed $379.5 million. NiSource recorded an accrued liability of approximately $7.6 million related to the fair value of this guarantee. The permanent financing for Millennium is expected to be completed during 2010. In the interim, Millennium will continue to be funded by the $800 million credit agreement, which expires August 29, 2010.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of December 31, 2009, Hardy Storage had outstanding borrowings of $123.4 million under the temporary financing agreement, for which Columbia Transmission had recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million which is 50% of the amount borrowed. Hardy Storage satisfied the terms and conditions of its financing agreement on March 17, 2010, when Hardy Storage secured permanent financing, facilitating Columbia Transmission’s release from its underlying guarantee and therefore, the accrued liability of $1.2 million was reversed as of March 31, 2010.
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

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement, which has since been drawn down as settlement payments have been made. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of March 31, 2010, NiSource had contributed a total of $304.7 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of March 31, 2010, $34.1 million of the maximum settlement liability had not been paid. NiSource has since contributed an additional $4.9 million. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource will be required to make additional payments not expected to exceed the amount accrued, pursuant to the settlement, upon notice from the Class Administrator.
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
In June 2009, the parties to the Thacker litigation presented a Settlement Agreement to the Court for preliminary approval. The court granted the Motion for Preliminary approval and held a fairness hearing on November 10, 2009. On March 3, 2010 the Court granted final approval of the settlement and on March 31, 2010 Poplar Creek filed a notice of appeal of that approval with the Sixth Circuit.

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
As of March 31, 2010 and December 31, 2009, NiSource had recorded reserves of approximately $74.6 million and $76.4 million, respectively, to cover environmental remediation at various sites. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.
Climate Change.   Future legislative and regulatory programs could significantly restrict emissions of GHGs or could impose a cost or tax on GHG emissions. Recently, proposals have been developed to implement Federal, state and regional GHG programs and to create renewable energy standards.

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
If ACES or other Federal comprehensive climate change bills were to pass both Houses of Congress and be enacted into law, the impact on NiSource’s financial performance would depend on a number of factors, including the overall level of required GHG reductions, the renewable energy targets, the degree to which offsets may be used for compliance, the amount of recovery allowed from customers, and the extent to which NiSource would be entitled to receive free CO2 allowances. ACES, Kerry-Graham-Lieberman, or other Federal or state legislation could result in additional expense or compliance costs that may not be fully recoverable from customers and could materially impact NiSource’s financial results.
The EPA is also taking action to regulate GHGs under the CAA. On December 7, 2009, the EPA made the following findings: (a) that GHGs in the atmosphere endanger the public health and welfare within the meaning of the CAA and (b) that emissions from new motor vehicles contribute to the mix of GHGs in the atmosphere. It is the EPA’s position that this “endangerment” finding, along with some other recent regulatory developments, will trigger permitting requirements for large industrial sources of GHGs. On October 27, 2009, the EPA issued proposed regulations, commonly called the “tailoring rule,” applicable to the two CAA programs, New Source Review and Title V. Under the proposal, large stationary sources could be required to install Best Available Control Technology, to be determined on a case-by-case basis. The total cost impact of EPA regulation of GHG under the CAA cannot be determined at this time.
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

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Nitrogen Dioxide (NO2):    The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standards could impact NiSource combustion sources such as coal-fired electric generation and natural gas compressor stations. NiSource will continue to closely monitor developments in these matters and cannot estimate the impact of these rules at this time.
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
Waste
Several NiSource subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws. Additionally, a program has been instituted to identify and investigate former Manufactured Gas Plant sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified up to 84 such sites and initial investigations have been conducted at 56 sites. Follow-up investigation activities have been completed or are in progress at 50 sites and remedial measures have been implemented or completed at 31 sites. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements. The final costs of cleanup have not yet been determined. As site investigations and cleanups proceed reserves are adjusted to reflect new information.
Additional Issues Related to Individual Business Segments
The sections above describe various regulatory actions that affect Gas Transmission and Storage Operations, Electric Operations, and certain other discontinued operations for which we have retained a liability. Specific information is provided below.
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
Electric Operations.
Air
NOx and Ozone Compliance: Indiana’s rule to implement the EPA’s NOx SIP call requires reduction of NOx levels from several sources, including industrial and utility boilers, to reduce regional transport of ozone. In response, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction and combustion control NOx reduction technology at its active generating stations and is currently in compliance with the NOx requirements. In implementing the NOx compliance plan, Northern Indiana has expended approximately $316.5 million as of March 31, 2010. Of this sum, $0.8 million was spent in 2009. Northern Indiana did not budget any amounts for 2010, but projects $5.8 million for 2011 on capital improvements for NOx control.

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
Clean Air Interstate Rule:    EPA enacted the CAIR in 2005. The CAIR establishes phased reductions of NOx and SO2. As an affected state, Indiana developed CAIR rules which became effective on February 25, 2007. Northern Indiana developed plans for the first phase of the emission control construction required to address the Phase I CAIR requirements and obtained regulatory recovery for these costs. On July 11, 2008, the D.C. Court of Appeals vacated the CAIR in its entirety, and remanded the rule back to the EPA to develop a rule consistent with the Court’s opinion. In response to petitions from several parties for rehearing by the full panel, on December 23, 2008, the Court remanded the CAIR without vacatur to EPA in order to remedy the CAIR’s flaws in accordance with the Court’s July 11, 2008, opinion. Consequently, both the Federal and Indiana CAIR remains in effect while EPA develops a replacement rule. Northern Indiana will continue to monitor this matter but believes the cost may be material.
Utility Hazardous Air Pollutants:    On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board’s Clean Air Mercury Rule (CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA is pursuing a new Section 112 rulemaking to establish MACT standards for electric utilities. Northern Indiana will continue to monitor this matter but believes the cost may be material.
New Source Review:   On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. The ultimate resolution could require additional capital expenditures and operations and maintenance costs as well as payment of substantial penalties and development of supplemental environmental projects. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV. Although penalties have been proposed and a reserve has been recorded for the matter, Northern Indiana is unable to predict the outcome of this matter at this time.
Water
The Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures, became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. Various court challenges and EPA responses ensued. As a result of the litigation, the EPA will propose a revised Section 316(b). The Bailly Generating Station is the only Northern Indiana generating station that does not utilize closed cycle cooling. Northern Indiana will continue to closely monitor this activity and cannot estimate the costs associated with the ultimate outcome at this time.
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
The Federal government continues to show interest in developing regulations covering coal combustion byproducts. Legislation regulating coal ash pursuant to the Surface Mining Control and Reclamation Act has been introduced, and the EPA is reviewing its previous determination that Federal regulation of coal ash as a RCRA Subtitle C hazardous waste is not appropriate. The EPA intends to propose regulation of coal combustion byproducts in 2010.

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
20.     Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss.

(in millions)	March 31, 2010	December 31, 2009

Other comprehensive income (loss), before tax:
Unrealized gains on securities	$5.1	$4.2
Tax expense on unrealized gains on securities	(1.9)	(1.6)
Unrealized losses on cash flow hedges	(39.8)	(35.0)
Tax benefit on unrealized losses on cash flow hedges	15.8	14.0
Unrecognized pension and OPEB costs	(43.7)	(44.4)
Tax benefit on unrecognized pension and OPEB costs	16.7	16.9

Total Accumulated Other Comprehensive Loss, net of taxes	$(47.8)	$(45.9)

Equity Investment
Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420 million with seven counterparties. The unrecognized after-tax loss of $8.8 million and $5.7 million as of March 31, 2010 and December 31, 2009, respectively, was a decrease in Columbia Transmission’s investment in Millennium and a corresponding increase in accumulated other comprehensive loss, representing its ownership portion of the fair value of these swaps.
21.     Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.
At March 31, 2010, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In prior period filings, NiSource reported Other Operations, which primarily included ventures focused on its unregulated natural gas marketing business and distributed power generation technologies, including fuel cells and storage systems, as a reporting segment. In the first quarter of 2010, NiSource made a decision to wind down the unregulated natural gas marketing activities which is a part of the Company’s long-term strategy of focusing on its core regulated businesses. As a result, Other Operations no longer met the definition of a reporting segment and, accordingly, has been included within Corporate and Other in the table below beginning in 2010 and for all periods presented.
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

Three Months Ended March 31, (in millions)	2010	2009

REVENUES

Gas Distribution Operations

Unaffiliated	$1,545.4	$1,949.3

Intersegment	5.8	6.0

Total	1,551.2	1,955.3

Gas Transmission and Storage Operations

Unaffiliated	194.5	182.1

Intersegment	62.1	60.2

Total	256.6	242.3

Electric Operations

Unaffiliated	319.8	298.2

Intersegment	0.2	0.2

Total	320.0	298.4

Corporate and Other

Unaffiliated	298.6	292.1

Intersegment	106.8	100.0

Total	405.4	392.1

Eliminations	(174.9)	(166.4)

Consolidated Revenues	$2,358.3	$2,721.7

Operating Income

Gas Distribution Operations	$235.1	$243.2

Gas Transmission and Storage Operations	125.9	92.9

Electric Operations	45.1	17.3

Corporate and Other	(2.9)	(5.0)

Consolidated Operating Income	$403.2	$348.4

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
22.     Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, (in millions)	2010	2009

Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures	(8.9)	(13.6)
Change in equity investments related to unrealized (losses) gains	(5.2)	8.9
Stock issuance to employee saving plans	5.4	-
Schedule of interest and income taxes paid:
Cash paid for interest	$137.8	$113.0
Interest capitalized	0.5	1.1
Cash paid for income taxes	1.0	-

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, counterparty credit risk, and the matters set forth in the, “Risk Factors” section of NiSource’s 2009 Form 10-K, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims a duty to update any of the forward-looking statements contained in this report.
The following Management’s Discussion and Analysis should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
For the three months ended March 31, 2010, NiSource reported income from continuing operations of $197.3 million, or $0.71 per basic share, compared to $159.4 million, or $0.58 per basic share reported for the same period in 2009.
Increases in income from continuing operations were due primarily to the following items:
•
Electric Operations’ net revenues increased $25.0 million due primarily to increased industrial and residential margins totaling $11.9 million, increased off-system sales of $10.5 million, which includes a $9.0 million adjustment to off-system sales revenues in 2009 resulting from a FAC settlement, and an increase in environmental trackers for $4.4 million that are partly offset in operating expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•
Gas Transmission and Storage Operations’ net revenues increased $14.3 million primarily due to a $10.6 million increase in firm capacity reservation fees and the recognition of $8.3 million for a previously deferred gain on the contribution of native gas to Hardy Storage following Hardy Storage securing permanent financing. The increase in firm capacity reservation fees was the result of growth projects such as the Eastern Market Expansion, the Ohio Storage Expansion and new Appalachian production transportation contracts.

•
Operating expenses decreased $48.0 million due mainly to the impact of restructuring charges of $19.8 million incurred in the first quarter of 2009, lower operating taxes and lower employee and administrative expenses. Employee and administrative expenses decreased $11.4 million, which primarily resulted from lower pension and post-retirement benefits expense of $9.2 million. The decrease in pension and post-retirement benefits expense for 2010 is mainly due to favorable returns on plan assets in 2009. Other taxes decreased $16.5 million, which includes lower tax trackers of $9.3 million which are offset in net revenues and lower gross receipts taxes.

Increases in income from continuing operations were partially offset due to the following items:
•
Gas Distribution Operations’ net revenues decreased primarily due to an impact of approximately $20.8 million from Columbia of Ohio’s change from a volumetrically based rate design to one based on fixed monthly charges for certain customer classes, lower regulatory and tax trackers of $10.1 million and from warmer weather. The revenue variance experienced by Columbia of Ohio for the change in rate design in the first quarter will be offset in future periods throughout the year. These decreases in Gas Distribution Operations’ net revenues were partially offset by an increase of $15.1 million for other regulatory and service programs, including impacts from rate cases at various other utilities.

•
Interest expense increased by $8.3 million primarily due to incremental interest expense associated with the issuance of $600 million of long-term debt in March of 2009 and $500 million of long-term debt in December of 2009, and the effect of the adoption of new accounting requirements related to the accounts receivable facilities at Northern Indiana and Columbia of Ohio previously recorded within Other-net. These increases were partially offset by reductions resulting from the $250.6 million tender offer debt repurchase in April 2009 and the floating rate maturity in November 2009, coupled with lower short-term borrowings and interest rates.

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
Commercial and Regulatory Initiatives
NiSource is moving forward on regulatory initiatives across several distribution company markets and progress continues with Northern Indiana’s current electric base rate case. Whether through full rate case filings or other approaches, NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs to enhance its infrastructure.
NiSource’s Indiana utilities are focused on a number of initiatives to enhance customer service and reliability, modernize rate structures, and position the company for future growth. In February 2010, Jimmy D. Staton, group CEO of NiSource’s gas distribution businesses, assumed the added responsibility for the company’s Indiana gas and electric utility businesses. Following are the key initiatives for Northern Indiana in 2010:
•
Investing more than $200 million during 2010 in Northern Indiana’s generation fleet and service infrastructure to continue providing reliable, environmentally compliant, and affordable energy to its northern Indiana customers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•
Taking steps to broaden customer programs and reform rate structures. On May 3, 2010, Northern Indiana filed a natural gas rate case with the IURC proposing enhanced low income assistance and energy-efficiency programs for customers, as well as a change in rate design. Among other things, the filing also proposes a mechanism for the deferral of pension costs and for adjustments to depreciation rates. New rates are targeted to be effective by early 2011 or sooner.

•
Developing new and enhanced energy efficiency and customer assistance programs for Northern Indiana’s electric customers. The company plans to include several new customer program proposals in its next electric base rate case filing, expected to be filed in the third quarter of 2010. That filing also will propose to update base rates to reflect the company’s recent operating experience, investments and expenses, with new rates expected to be effective in the second half of 2011.

•	Northern Indiana’s 2008 electric rate case remains pending before the IURC, with a decision in the case expected in the second quarter of 2010.
On January 28, 2010, Columbia of Pennsylvania filed a base rate increase request with the PPUC. In addition to proposing new residential home energy efficiency programs and the implementation of a more progressive rate design, the company is seeking an increase in its base rates of approximately $32 million annually. New rates are expected to be placed into effect in the fourth quarter of 2010.
On January 28, 2010, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking a revenue increase of $2.2 million annually in order for Columbia of Maryland to earn the rate of return authorized by the PSC in its 2008 rate case. New rates are expected to be placed into effect in the second quarter of 2010.
During the quarter, Columbia of Virginia initiated its CARE Plan, which established a decoupled rate mechanism together with certain customer efficiency programs. Also during the quarter, legislation was enacted in Virginia which affords gas utilities the opportunity for accelerated recovery for certain infrastructure investments – a significant, positive development for Columbia of Virginia and its customers.
Finally, on May 3, 2010, Columbia of Virginia filed a rate case with the VSCC seeking to increase customer rates to reflect current costs upon the expiration of its Performance Based Regulation Plan that is scheduled to expire on December 31, 2010.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory matters.
Bear Garden Station.  Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 585 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station. Construction is on-schedule with an anticipated in-service date of September 1, 2010.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
NiSource’s Gas Transmission & Storage Operations continues to identify and advance a number of near-term, low-risk growth projects that leverage its geographic footprint throughout the Marcellus Shale production areas.
•
The company’s Cobb Compressor Station expansion project helps meet natural gas producers’ near-term transportation needs in the Appalachian Basin, with agreements in place for more than 25,000 dekatherms per day of long-term, firm transportation service. The project is expected to be in service in the second quarter 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•
Work is continuing on three incremental growth projects associated with NiSource’s Gas Transmission & Storage Operation assets in the Majorsville region of southwestern Pennsylvania. The projects, which are scheduled to begin service during the third quarter, entail approximately $80 million of investment and will aggregate Marcellus gas production for downstream transmission with a total capacity of 325,000 dekatherms per day.

Financial Management of the Balance Sheet
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. CPRC’s agreement with the commercial paper conduit has a scheduled termination date of March 14, 2011, and can be renewed if mutually agreed to by both parties. As of March 31, 2010, $74.7 million of accounts receivable had been transferred by CPRC.
Credit Ratings.   On March 30, 2010, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard and Poor’s outlook for NiSource and all of its subsidiaries is stable. On December 15, 2009, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 24, 2009, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries, and revised the outlook to stable from negative. Although all ratings continue to be investment grade, a downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Process and Expense Management
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment and has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment took steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. As of March 31, 2010, 316 employees had been terminated from employment. This program was substantially completed in 2009. The remaining employees impacted by the restructuring will be severed and will receive benefits in 2010.
In September 2009, NiSource announced the restructuring of Northern Indiana, which aims to redefine business and operations strategies and achieve cost reductions, and impacts both Electric Operations and Gas Distribution Operations. As of March 31, 2010, 36 employees had been terminated from employment. This restructuring program is expected to be completed in 2010.
Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements for additional information on restructuring activities.
Ethics and Controls
NiSource has had a long-term commitment to providing accurate and complete financial reporting as well as high standards for ethical behavior by its employees. NiSource’s senior management takes an active role in the development of this Form 10-Q and the monitoring of the company’s internal control structure and performance. In addition, NiSource will continue its mandatory ethics training program for all employees.
Refer to “Controls and Procedures” included in Item 4.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Results of Operations
Quarter Ended March 31, 2010
Net Income
NiSource reported net income of $197.3 million, or $0.71 per basic share, for the three months ended March 31, 2010, compared to net income of $148.4 million, or $0.54 per basic share, for the first quarter 2009. Income from continuing operations was $197.3 million, or $0.71 per basic share, for the three months ended March 31, 2010, compared to income from continuing operations of $159.4 million, or $0.58 per basic share, for the first quarter 2009. Operating income was $403.2 million, an increase of $54.8 million from the same period in 2009. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2010 were 276.9 million compared to 274.2 million at March 31, 2009.
Comparability of line item operating results between quarterly periods was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the three months ended March 31, 2010, were $1,072.0 million, a $5.8 million increase from the same period last year. This increase in net revenues was primarily due to increased Electric Operations’ net revenues of $25.0 million and increased Gas Transmission and Storage Operations’ net revenues of $14.3 million, largely offset by lower Gas Distribution Operations’ net revenues of $31.3 million. Electric Operations’ net revenues increased due primarily to higher industrial and residential margins of $11.9 million, increased off-system sales of $10.5 million, which includes a $9.0 million adjustment to reduce off-system sales revenues in 2009 for a FAC settlement, and an increase in environmental trackers for $4.4 million that are partly offset in operating expenses. Within Gas Transmission and Storage Operations, net revenues increased primarily due to a $10.6 million increase in firm capacity reservation fees and the recognition of $8.3 million for a previously deferred gain on the contribution of native gas to Hardy Storage following Hardy Storage securing permanent financing. The increase in firm capacity reservation fees was the result of growth projects such as the Eastern Market Expansion, the Ohio Storage Expansion and new Appalachian production transportation contracts. Gas Distribution Operations’ net revenues decreased primarily due to an impact of approximately $20.8 million from Columbia of Ohio’s change from a volumetrically based rate design to one based on fixed monthly charges for certain customer classes, lower regulatory and tax trackers of $10.1 million and from warmer weather. The revenue variance experienced by Columbia of Ohio for the change in rate design in the first quarter will be offset in future periods throughout the year. These decreases in net Gas Distribution Operations’ net revenues were partially offset by an increase of $15.1 million for other regulatory and service programs, excluding Columbia of Ohio described above, including impacts from rate cases at various other utilities.
Expenses
Operating expenses for the first quarter 2010 were $676.2 million, a decrease of $48.0 million from the 2009 period. This decrease was mainly due to the impact of $19.8 million of restructuring charges that were recognized in the first quarter of 2009, lower employee and administrative expenses of $11.4 million, which primarily resulted from lower pension and post-retirement benefits expense of $9.2 million, and lower other taxes of $16.5 million, which includes lower tax trackers of $9.3 million offset in net revenues. These decreases in operating expenses were partially offset by increased depreciation of $6.1 million from the capital expenditure program. The decrease in post-retirement benefits expense and pension expense for 2010 is mainly due to higher returns on plan assets in 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Income (Deductions)
Interest expense increased by $8.3 million primarily due to incremental interest expense associated with the issuance of $600 million of long-term debt in March of 2009 and $500 million of long-term debt in December of 2009, and the effect of the adoption of new accounting requirements related to the accounts receivable facilities at Northern Indiana and Columbia of Ohio previously recorded within Other-net. These increases were partially offset by reductions in interest expense resulting from the $250.6 million tender offer debt repurchase in April 2009 and the floating rate maturity in November 2009, coupled with lower short-term borrowings and interest rates. Income for the first quarter of 2010 of $2.6 million in Other, net compared to expense of $4.2 million for the first quarter of 2009 primarily due to favorable AFUDC rates, an increase in interest income, and lower costs related to the sale of accounts receivable, including a reclassification of interest expense related to the adoption of new accounting requirements noted above.
Income Taxes
Income taxes for the first quarter of 2010 were $109.8 million, an increase of $12.2 million from the first quarter of 2009, mainly attributable to higher pre-tax book income. The effective tax rates for the quarters ended March 31, 2010 and March 31, 2009 were 35.8% and 38.0%, respectively. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199. The decrease of 2.2% in the effective tax rate in the first quarter of 2010 versus the first quarter of 2009 is due to an increase in estimated Section 199 deductions as a result of higher projected taxable income in 2010 versus 2009, a decrease in tax expense related to AFUDC – Equity and the regulatory treatment of certain depreciation differences, and the impact of state income tax adjustments. Refer to Note 13, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements for more detail about income taxes.
Discontinued Operations
There was no impact to net income in the first quarter of 2010 from discontinued operations compared to a net loss of $11.0 million in the first quarter of 2009. The loss in 2009 is primarily attributable to an adjustment to the reserve for litigation and adjustments from businesses disposed of during 2008, including the dispositions of Northern Utilities, Granite State Gas and Whiting Clean Energy.
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
Operating Activities
Net cash from operating activities for the three months ended March 31, 2010 was $83.3 million, a decrease of $974.6 million compared to the first three months of 2009. Gas price changes and the related approved rates for recovery significantly impacted working capital when comparing the two periods. During the first three months of 2010 over-collected gas costs at December 31, 2009 were returned to the customer and the quarter ended in an under-recovered position resulting in a $251.1 million use of working capital. Conversely, during the first three months of 2009, under-collected gas costs at December 31, 2008 were collected from the customer resulting in a $446.3 million source of working capital. There were less net withdrawals of inventory and lower pricing of the withdrawals in the first three months of 2010 compared to the first three months of 2009 resulting in a $155.0 million reduction to a source of working capital. Additionally, beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings. Although there have been no changes in the operation of the accounts receivable securitization programs, the application of the new accounting guidance resulted in a reduction in cash from operations of $241.9 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Income Tax Refunds.   In the third quarter of 2009, NiSource filed its consolidated federal income tax return reflecting a significant tax loss primarily due to its change in method of accounting related to capitalizing certain costs. Under the new tax accounting method, NiSource recorded federal and state income tax receivables of $295.7 million. In 2009, $267.6 million of these refunds were received, with additional refunds of $22.1 million received through March 31, 2010. The balance of the refunds is expected to be received before the end of the second quarter of 2010.
Tawney Settlement.  NiSource’s share of the settlement liability is up to $338.8 million. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of March 31, 2010, NiSource had contributed a total of $304.7 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of March 31, 2010, $34.1 million of the maximum settlement liability had not been paid. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource has since contributed an additional $4.9 million. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator. Refer to Part II, Item 1, “Legal Proceedings,” for additional information.
Pension and Other Postretirement Plan Funding.   NiSource expects to make contributions of approximately $161.0 million to its pension plans and approximately $49.1 million to its postretirement medical and life plans in 2010, which could change depending on market conditions. During the quarter ended March 31, 2010, NiSource has contributed $0.7 million to its pension plans and $15.1 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the three months ended March 31, 2010 were $138.8 million, compared to $206.9 million for the first three months of 2009. Capital expenditures were delayed somewhat during the first quarter of 2010 due primarily to weather. NiSource continues to project capital expenditures for the year to be approximately $900 million.
Restricted cash was $220.8 million and $174.7 million as of March 31, 2010 and December 31, 2009, respectively. The increase in restricted cash was due primarily to the change in forward gas prices which resulted in increased net margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.
NiSource received insurance proceeds for capital repairs of $0.5 million and $52.0 million for the first three months of 2010 and 2009, respectively, related to hurricanes and other incidences.
Financing Activities
Long-term Debt.  On December 4, 2009, NiSource Finance issued $500.0 million of 6.125% senior unsecured notes that mature March 1, 2022.
During November 2009, NiSource Finance redeemed $417.6 million of its floating rate notes.
On April 9, 2009, NiSource Finance closed a $385 million senior unsecured two-year bank term loan with a maturity of February 11, 2011. Borrowings under the bank term loan had an effective cost of LIBOR plus 538 basis points. On February 16, 2009, NiSource announced the initial closing of the bank term loan at the level of $265 million. Under an accordion feature, NiSource was able to increase the loan by $120 million prior to final closing. On December 7, 2009, this term loan was repaid with proceeds from the December 4, 2009, $500.0 million debt offering.
On March 31, 2009, NiSource Finance commenced a cash tender offer for up to $300 million aggregate principal amount of its outstanding 7.875% notes due 2010. On April 28, 2009, NiSource Finance announced that $250.6 million of these notes were successfully tendered.
On March 9, 2009, NiSource Finance issued $600.0 million of 10.75% unsecured notes that mature March 15, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
During January 2009, NiSource repurchased $32.4 million of the $450.0 million floating rate notes that were scheduled to mature in November 2009 and $67.6 million of the $1.0 billion 7.875% unsecured notes scheduled to mature in November 2010.
Credit Facilities.  NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. During September 2008, NiSource Finance entered into an additional $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that was originally due to expire on March 23, 2009. However, on February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan. As noted above, the two year term loan was subsequently repaid in December 2009 with proceeds from the December 4, 2009, $500.0 million debt offering.
NiSource Finance had no outstanding borrowings on its five-year revolving credit facility at March 31, 2010, and borrowings of $103.0 million at December 31, 2009, at a weighted average interest rate of 0.59%.
As of March 31, 2010, NiSource has $370.7 million of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 11, Transfers of Financial Assets.
As of March 31, 2010 and December 31, 2009, NiSource had $71.2 million and $85.0 million, respectively, of stand-by letters of credit outstanding under its five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.
As of March 31, 2010, an aggregate of $1,428.8 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables.   On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and RBS. The maximum seasonal program limit under the terms of the agreement is $275 million. CGORC’s agreement with the commercial paper conduits has a scheduled termination date of October 22, 2010, and can be renewed if mutually agreed to by all parties. As of March 31, 2010, $130.2 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, it is an event of termination if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. NARC’s agreement with the commercial paper conduit has a scheduled termination date of October 22, 2010, and can be renewed if mutually agreed to by both parties. As of March 31, 2010, $165.9 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, it is an event of termination if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB, or Ba2 at either Standard and Poor’s or Moody’s, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. CPRC’s agreement with the commercial paper conduit has a scheduled termination date of March 14, 2011, and can be renewed if mutually agreed to by both parties. As of March 31, 2010, $74.7 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder. Under the agreement, it is an event of termination if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting were recorded as short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). The maximum amount of short-term borrowings that could be recorded related to NiSource’s accounts receivable programs is $550 million. At March 31, 2010 NiSource has $370.7 million of short-term debt recorded on its Condensed Consolidated Balance Sheets (unaudited) related to the accounts receivable programs. Refer to Note 2, “Recent Accounting Pronouncements,” for additional information.
All accounts receivables sold to the commercial paper conduits are valued at face value, which approximate fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined, in part, by required loss reserves under the agreements.
Credit Ratings.   On March 30, 2010, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard and Poor’s outlook for NiSource and all of its subsidiaries is stable. On December 15, 2009, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 24, 2009, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries, and revised the outlook to stable from negative. Although all ratings continue to be investment grade, a downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of electricity. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $22 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. Under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s, or falls below BB or Ba2 at either Standard and Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s and Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
Contractual Obligations.   There were no material changes recorded in the first quarter of 2010 to NiSource’s uncertain tax positions recorded as of December 31, 2009.

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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.3 million for the quarter ended March 31, 2010, respectively, and $5.5 million for the quarter ended March 31, 2009, respectively.
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
Refer to Note 10, “Fair Value Disclosures,” in the Notes to the Condensed Consolidated Financial Statements for additional information on NiSource’s fair value measurements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.3 million and zero for the first quarter of 2010, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
Refer to “Critical Accounting Policies” included in this Item and Note 9, “Risk Management Activities,” in the Notes to Condensed Consolidated Financial Statements for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $371.3 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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
NiSource has other guarantees outstanding. Refer to Note 19-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.
Other Information
Critical Accounting Policies
Goodwill.   NiSource’s goodwill assets at March 31, 2010 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. The goodwill balance also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2009. The goodwill test utilized both an income approach and a market approach. In performing the goodwill test, NiSource made certain required key assumptions, such as long-term growth rates, discount rates and fair market values.
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Although there was no goodwill asset impairment as of June 30, 2009, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if NiSource’s market capitalization continues to stay below book value for an extended period of time. No impairment triggers were identified in the first quarter of 2010.
Refer to Note 12, “Goodwill Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information concerning NiSource’s annual goodwill test.
Recently Adopted Accounting Pronouncements
Transfer of Financial Assets.   In June 2009, the FASB issued authoritative guidance to amend derecognition criteria guidance in ASC 860 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. NiSource adopted the guidance on January 1, 2010. This guidance requires transfers of accounts receivable that previously qualified for sales accounting, to be recorded as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets (unaudited). Refer to Note 11, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Consolidation of Variable Interest Entities.   In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders were required to determine whether they retained a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. NiSource adopted the guidance on January 1, 2010. Refer to Note 15, “Variable Interests and Variable Interest Entities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Fair Value Measurements and Disclosures.  In January 2010, the FASB issued authoritative guidance that amends the disclosures about transfers into and out of Level 1 and 2 and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. NiSource adopted the additional guidance on January 1, 2010 with the exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis. NiSource is currently reviewing the additional Level 3 disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). Refer to Note 10, “Fair Value Disclosures,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
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
2010 Health Care Act
The 2010 Health Care Act includes a provision eliminating, effective January 1, 2013, the tax deductibility of retiree health care costs to the extent of federal subsidies received under the Retiree Drug Subsidy program. When the Retiree Drug Subsidy was created by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, NiSource recorded a deferred tax asset reflecting the exclusion of the expected future Retiree Drug Subsidy from taxable income. At the same time, an offsetting regulatory liability was established to reflect NiSource’s obligation to reduce income taxes collected in future rates. ASC Topic 740 – Income Taxes requires the impact of a change in tax law to be immediately recognized in continuing operations in the income statement for the period that includes the enactment date. In the first quarter of 2010, NiSource reversed its deferred tax asset of $6.2 million related to previously excludable Retiree Drug Subsidy payments expected to be received after January 1, 2013, which was completely offset by the reversal of the related regulatory liability. As a result, there was no impact on income tax expense recorded in the Condensed Statements of Consolidated Income (unaudited) for the first quarter of 2010.
A provision of the 2010 Health Care Act requires the elimination, effective January 1, 2011, of lifetime and restrictive annual benefit limits from certain medical plans. The NiSource Life and Medical Benefits Program covers both active and retired individuals and caps lifetime benefits to certain retirees. NiSource examined the provisions of the 2010 Health Care Act and determined the enactment of the law in the first quarter of 2010 qualified as a significant event requiring remeasurement of the other postretirement benefit obligation and plan assets as of March 31, 2010. The remeasurement resulted in an increase to the other postretirement benefit obligation, net of plan assets, of $39.7 million and corresponding increases to regulatory assets and AOCI of $35.7 million and $4.0 million, respectively. There was no income statement impact in the first quarter of 2010 related to the remeasurement, however, net periodic postretirement benefit cost for 2010 will increase by approximately $4.0 million which will be recognized over the remaining three quarters of 2010. All significant actuarial assumptions used in the remeasurement remained the same as the December 31, 2009 valuation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into three primary business segments; Gas Distribution Operations, Gas Transmission and Storage Operations, and Electric Operations.
In prior period filings, NiSource included a fourth segment, Other Operations, which primarily included ventures focused on its unregulated natural gas marketing business and distributed power generation technologies, including fuel cells and storage systems. In 2009, NiSource made a decision to wind down the unregulated natural gas marketing activities which is a part of the company’s long-term strategy of focusing on its core regulated businesses. As this segment’s business activities continue to decrease, the chief operating decision maker no longer views it separately. As such, the business activities for Other Operations have been included within Corporate and Other for all periods presented, and are no longer reported as a separate segment and therefore not discussed in this Management’s Discussion and Analysis of Financial Conditions of Operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended March 31, (in millions)	2010	2009

Net Revenues
Sales Revenues	$1,551.2	$1,955.3
Less: Cost of gas sold (excluding depreciation and amortization)	942.0	1,314.8

Net Revenues	609.2	640.5

Operating Expenses
Operation and maintenance	258.2	269.3
Depreciation and amortization	62.5	60.4
Other taxes	53.4	67.6

Total Operating Expenses	374.1	397.3

Operating Income	$235.1	$243.2

Revenues ($ in Millions)
Residential	897.8	1,415.4
Commercial	316.2	498.4
Industrial	77.0	99.3
Off System	84.6	75.4
Other	175.6	(133.2)

Total	1,551.2	1,955.3

Sales and Transportation (MMDth)
Residential	129.4	132.6
Commercial	72.8	78.0
Industrial	100.9	96.6
Off System	15.9	16.2
Other	0.4	0.3

Total	319.4	323.7

Heating Degree Days	2,890	2,950
Normal Heating Degree Days	2,900	2,900
% Colder than Normal	-	2%

Customers
Residential	3,045,246	3,041,969
Commercial	280,207	280,595
Industrial	7,855	7,964
Other	80	80

Total	3,333,388	3,330,608

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
Bear Garden Station
Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 585 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station. Construction is on-schedule with an anticipated in-service date of September 1, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Regulatory Matters
Significant Rate Developments.  On May 3, 2010, Northern Indiana filed a natural gas rate case with the IURC, the first since 1987, proposing enhanced low income assistance and extending energy-efficiency programs for customers, as well as a change in rate design. Among other things, the filing also proposes a mechanism for the deferral of certain pension and other postretirement costs and for adjustments to depreciation rates and expense. New rates are targeted to be effective by early 2011 or sooner.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The Indiana Finance Authority received one bid, from Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. Current law requires that all Indiana gas utilities, including Northern Indiana, deliver a portion of Substitute Natural Gas from this facility, once it is built. The IURC must approve the final contract between the Indiana Finance Authority and Indiana Gasification.
On October 21, 2009, the IURC issued an Order in the proceeding concerning Northern Indiana’s annual gas recovery, rejecting the use of a four-year average to compute unaccounted for gas. This Order requires Northern Indiana to refund an estimated $5.8 million to customers based on a calculation utilizing a one-year average of unaccounted for gas for the twelve month periods ended July 31, 2008 and July 31, 2009. A reserve has been provided for the full amount of the refund, which Northern Indiana began returning to customers in March 2010.
On December 9, 2009, Northern Indiana filed a Petition with the IURC to extend its alternative regulatory programs which was scheduled to expire on May 1, 2010. On February 12, 2010, Northern Indiana, the OUCC and gas marketers supplying gas to residential and small commercial customers filed a Joint Stipulation and Agreement proposing an extension to the programs through March 31, 2012, which was approved by the IURC on March 31, 2010.
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
On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction will replace Columbia of Ohio’s current GCR mechanism for providing commodity gas supplies to its sales customers. By order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia of Ohio will conduct two consecutive one-year long standard service offer auction periods starting April 2010 and April 2011. On February 23, 2010, Columbia of Ohio held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per mcf. On February 24, 2010 the PUCO issued an Entry that approved the results of the auction and directed Columbia of Ohio to proceed with the implementation of the standard service offer process.
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
On February 26, 2010, Columbia of Ohio filed an application to adjust rates associated with Riders IRP and DSM. Rider DSM tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. On April 14, 2010, Columbia of Ohio filed a Joint Stipulation and Recommendation that settled all issues. On April 28, 2010, the PUCO issued an Order approving the Stipulation. Rates associated with Riders IRP and DSM were increased by approximately $17.8 million annually, beginning April 29, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
On January 28, 2010, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $32 million annually. Columbia of Pennsylvania anticipates a final order will be received and new rates will go into effect in the fourth quarter of 2010.
On October 1, 2008, Columbia of Maryland filed a base rate case with the Maryland PSC. On February 20, 2009, Columbia of Maryland and all interested parties filed a unanimous settlement in the case, recommending an annual revenue increase of $1.2 million. On March 27, 2009, the settlement was approved as filed and new rates were effective March 31, 2009.
On January 28, 2010, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking a revenue increase of $2.2 million annually in order for Columbia of Maryland to earn the rate of return authorized by the PSC in its 2008 rate case. Columbia of Maryland anticipates a final order will be received and new rates will go into effect in the second quarter of 2010.
On April 16, 2009, Bay State filed a base rate case with the Massachusetts DPU, requesting an annual increase of $34.2 million. In its initial filing, Bay State sought revenue decoupling, as well as a mechanism for the recovery of costs associated with the replacement of its infrastructure. On October 30, 2009, the Massachusetts DPU issued a decision granting the company a $19.1 million base rate increase and approving the company’s proposed revenue decoupling mechanism and infrastructure replacement program. New rates went into effect November 1, 2009.
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky sought enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the replacement of its infrastructure. A settlement agreement with all parties was presented in a hearing before the Kentucky PSC on September 18, 2009. The settlement agreement provided for a base rate increase of approximately $6 million, the authorization of an increase to the monthly customer charge, the implementation of an Accelerated Main Replacement Program rider and the introduction of a residential energy efficiency program. On October 26, 2009, the Kentucky PSC approved the settlement agreement as filed, with new rates taking effect on October 27, 2009.
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
On May 3, 2010, Columbia of Virginia filed a rate case for $13.0 million with the VSCC seeking to increase customer rates to reflect current costs upon the expiration of its Performance Based Regulation Plan that is scheduled to expire on December 31, 2010.
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
Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC’s approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction. On February 27, 2009, Columbia of Ohio filed an application to adjust its Rider IRP to recover costs for risers and accelerated main replacements. On June 24, 2009, the PUCO approved a stipulation allowing Columbia of Ohio to implement the new rider rate on July 1, 2009, resulting in an annual revenue increase of $13.8 million. On February 26, 2010, Columbia of Ohio filed an application to adjust its Rider IRP to recover costs for risers, accelerated main replacements and automated meter reading devices. A stipulation resolving all issues was filed on April 14, 2010. On October 26, 2009, the Kentucky PSC approved a mechanism for recovering the costs of Columbia of Kentucky’s Accelerated Main Replacement Program. In the same Order the Kentucky PSC also approved a mechanism for the recovery of Columbia of Kentucky’s uncollectible expenses associated with the cost of gas. Columbia of Kentucky filed an application to increase its AMRP Rider on March 31, 2010. On October 30, 2009, the Massachusetts DPU approved a mechanism for the recovery of costs associated with the replacement of Bay State’s infrastructure. Bay State filed an application to increase its Targeted Infrastructure Replacement Factor Rider on April 30, 2010.
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances will not accrue carrying charges and Columbia of Ohio may not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years from the date of the Order. Approximately $1.8 million has been deferred in 2010 and $13.0 million was deferred for the year 2009.
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
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of March 31, 2010, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Restructuring
In September 2009, NiSource announced the restructuring of Northern Indiana which aims to redefine business and operations strategies and achieve cost reductions. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. Of the $5.4 million restructuring charge, net of adjustments, approximately $1.7 million was recorded to Gas Distribution Operations. As of March 31, 2010, the restructuring liability for Northern Indiana was $1.0 million of which $0.3 million related to Gas Distribution Operations. Northern Indiana expects this initiative to be completed this year. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding restructuring initiatives.
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
Weather in the Gas Distribution Operation’s territories for the first quarter of 2010 was comparable to normal and 2% warmer than the first quarter in 2009.
Throughput
Total volumes sold and transported of 319.4 MMDth for the first quarter of 2010 decreased by 4.3 MMDth from the same period last year. This decrease in volume was primarily due to warmer weather and lower residential and commercial usage, partially offset by an increase in industrial usage as the economy started to improve.
Net Revenues
Net revenues for the first quarter of 2010 were $609.2 million, a decrease of $31.3 million from the same period in 2009, due primarily to a $20.8 million impact for Columbia of Ohio’s change from a volumetrically based rate design to one based on fixed monthly charges for certain customer classes. The revenue variance experienced in the first quarter will be offset in future periods throughout the year. Net revenues also declined from lower regulatory and tax trackers of $10.1 million, $5.7 million from warmer weather, $3.7 million of less customer forfeited discounts and late payments received and $2.3 million in lower off-system sales. These decreases in net revenues were partially offset by an increase of $15.1 million for other regulatory and service programs, including impacts from rate cases at various other utilities.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2010 was a revenue increase of $120.8 million, compared to a decrease of $182.4 million for the three months ended March 31, 2009, primarily due to the significant decline in gas prices experienced over the past twelve months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Operating Income
For the first quarter of 2010, Gas Distribution Operations reported operating income of $235.1 million, a decrease of $8.1 million from the comparable 2009 period. Operating Income decreased as a result of lower net revenues described above, partially offset by lower operating expenses. Operating expenses, excluding trackers, were $13.1 million lower than the comparable period, reflecting $4.9 million in lower gross receipts taxes, $4.8 million in lower employee and administrative costs, and lower environmental related expenses. The lower employee and administrative costs were primarily due to decreases in pension and other postretirement expenses, including the deferral of pension and other postretirement costs for Columbia of Ohio.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Three Months Ended March 31, (in millions)	2010	2009

Operating Revenues
Transportation revenues	$197.2	$194.5
Storage revenues	49.4	45.2
Other revenues	10.0	2.6

Total Operating Revenues	256.6	242.3

Operating Expenses
Operation and maintenance	91.8	112.5
Depreciation and amortization	31.5	29.4
Gain on sale of assets	(0.1)	(2.0)
Other taxes	14.9	15.9

Total Operating Expenses	138.1	155.8

Equity Earnings in Unconsolidated Affiliates	7.4	6.4

Operating Income	$125.9	$92.9

Throughput (MMDth)
Columbia Transmission	387.5	408.4
Columbia Gulf	202.9	269.1
Crossroads Gas Pipeline	8.1	8.6
Intrasegment eliminations	(139.0)	(172.2)

Total	459.5	513.9

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
Growth Projects in Progress in 2010
Cobb Compressor Station Project.  This project continues the Gas Transmission and Storage Operations segment strategy to meet producers’ near-term, incremental transportation demand in the Appalachian Basin. Shippers have also executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Expansion is expected to be in service in the second quarter 2010.
Majorsville, PA Project.  The Gas Transmission and Storage Operations segment is in the process of executing three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Precedent Agreements were executed by anchor shippers in the fourth quarter of 2009. On January 20, 2010, Columbia Transmission filed with the FERC an application to transfer certain pipeline facilities to a newly formed affiliate, NiSource Midstream, LLC, that, once approved, will be part of the facilities providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. The Majorsville, PA project is expected to begin service during the third quarter 2010.
Growth Projects Placed into Service in 2009
Line 1570 Project.  In October 2008, Columbia Transmission entered into a Precedent Agreement to gather and transport phased-in volumes of up to 150,000 Dth per day of gas in the Waynesburg, PA area along Line 1570. The first two phases of this project were available for service in October 2008 and March 2009. Facilities were substantially completed in fourth quarter of 2009, allowing for incremental volumes to be delivered. Additional volumes are expected to be phased in during 2010.

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
Ohio Storage Project.   On June 24, 2008, Columbia Transmission filed an application before the FERC for approval to expand two of its Ohio storage fields for additional capacity of nearly 7 Bcf and 103,400 Dth per day of deliverability. Approval was granted in March 2009 and construction of the facilities began in April 2009. Partial service related to this expansion was available beginning May 2009 and the expansion was placed in full service during the fourth quarter of 2009. The expansion capacity is now fully subscribed on a firm basis, with the FERC authorized market-based rates.
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
Equity Investments
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
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. The permanent financing for Millennium is expected to be completed during 2010. As of March 31, 2010, Millennium owed $798.9 million under the interim bank credit agreement, which expires August 29, 2010. Additional information on this guarantee is provided in Note 19-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements.
NiSource did not contribute to Millennium or receive any distributions from Millennium for the three months ended March 31, 2010. Contributions by Columbia Transmission were $10.7 million in the first quarter 2009.

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
During the first quarter 2010, Hardy Storage converted its outstanding borrowings of $123.4 million under its temporary financing agreement to a secured permanent financing. As a result, Columbia Transmission was released from its underlying guarantee. Additional information on this guarantee is provided in Note 19-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the three months ended March 31, 2010, approximately 91.9% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 3.6% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 90.1% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 5.2% of transportation revenues derived from usage fees under firm contracts for the three months ended March 31, 2009.
Interruptible transportation service includes park and loan service and is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the three months ended March 31, 2010 and 2009, approximately 4.5% and 4.6%, respectively, of the transportation revenues were derived from interruptible contracts.
Regulatory Matters
Incentive Fixed Fuel Mechanism. On November 9, 2009, Columbia Gulf filed an application before the FERC for approval to replace Columbia Gulf’s existing Transportation Retainage Adjustment tracker mechanism that Columbia Gulf currently relies upon to recover fuel with a proposed Incentive Fixed Fuel mechanism. The Incentive Fixed Fuel Mechanism would establish a fixed fuel rate and includes incentives to improve pipeline infrastructure and reduce pipeline fuel requirements. The filing is pending before the FERC and is awaiting a decision.
Environmental Matters
Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of March 31, 2010, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Restructuring
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment took steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first quarter of 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $19.8 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs. As of March 31, 2010, 316 employees had been terminated from employment and the remaining restructuring liability was $0.6 million. This program was substantially completed in 2009. The remaining employees impacted by the restructuring will be severed and will receive benefits in 2010. Refer to Note 4, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives.
Throughput
Columbia Transmission’s throughput consists of transportation and storage services for LDCs and other customers within its market area, which covers portions of Northeastern, mid-Atlantic, Midwestern, and Southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services delivered to Leach, Kentucky and short-haul transportation services for gas delivered south of Leach, Kentucky. Crossroads Pipeline serves customers in Northern Indiana and Ohio. Intra-segment eliminations represent gas delivered to other pipelines within this segment.
Throughput for the Gas Transmission and Storage Operations segment totaled 459.5 MMDth for the first quarter of 2010, compared to 513.9 MMDth for the same period in 2009. The decrease of 54.4 MMDth for the three-month period was primarily due to lower demand on the Columbia Transmission system due to relatively warmer weather reducing deliveries to major customers in the Midwest and Northeast, and lower deliveries by Columbia Gulf off its south Louisiana onshore lateral system due to both lower demand from the Columbia Transmission system markets and local area interconnects.
Net Revenues
Net revenues were $256.6 million for the first quarter of 2010, an increase of $14.3 million from the same period in 2009, primarily due to a $10.6 million increase in firm capacity reservation fees from growth projects such as the Eastern Market Expansion and the Ohio Storage Expansion, as well as new Appalachian production transportation contracts. Net revenues were also favorably impacted by $8.3 million related to recognition of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing. These increases in net revenues were partially offset by lower commodity margins of $2.6 million.
Operating Income
Operating income was $125.9 million for the first quarter of 2010, an increase of $33.0 million from the first quarter of 2009. This increase is primarily due to the higher net revenues described above, lower operating expenses of $17.7 million, net of trackers, and an increase in equity earnings of $1.0 million related to Millennium. Operating expenses decreased due to the impact of $19.8 million of restructuring charges that were recorded in the same period last year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three Months Ended March 31, (in millions)	2010	2009

Net Revenues
Sales revenues	$320.0	$298.4
Less: Cost of sales (excluding depreciation and amortization)	116.6	120.0

Net Revenues	203.4	178.4

Operating Expenses
Operation and maintenance	91.3	94.8
Depreciation and amortization	52.3	50.4
Other taxes	14.7	15.9

Total Operating Expenses	158.3	161.1

Operating Income	$45.1	$17.3

Revenues ($ in millions)
Residential	89.0	95.1
Commercial	85.3	95.2
Industrial	116.4	116.9
Wholesale	5.0	2.2
Other	24.3	(11.0)

Total	320.0	298.4

Sales (Gigawatt Hours)
Residential	847.0	842.8
Commercial	935.3	968.6
Industrial	2,030.8	1,989.0
Wholesale	133.4	57.6
Other	41.4	35.1

Total	3,987.9	3,893.1

Electric Customers
Residential	400,079	399,334
Commercial	53,611	53,349
Industrial	2,439	2,471
Wholesale	15	8
Other	743	752

Total	456,887	455,914

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
On July 24, 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreements with subsidiaries of Iberdrola Renewables for wind-generated power from Iowa and South Dakota. Under these agreements Northern Indiana purchases up to approximately 100 mw of wind power annually. Northern Indiana began purchasing wind power in April 2009. Although a state or federal renewable portfolio standard is not yet established, Northern Indiana expects that its wind power purchase agreements would qualify as eligible purchases under any such standard.
Regulatory Matters
Significant Rate Developments.  On June 27, 2008, Northern Indiana filed a petition for new electric base rates and charges. Northern Indiana filed its last electric base rate increase in 1986. The filing requested an increase in base rates calculated to produce additional gross margin of $85.7 million. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Evidentiary hearings concluded on August 6, 2009, and the briefing schedule concluded in January 2010. An Order is expected during the second quarter of 2010.
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
Northern Indiana anticipates filing another electric base rate case during 2010. Among other things, the filing is expected to include the effect of increased pension expense, as well as usage levels based on more recent operating experience.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until new rates take effect based on an IURC order in the 2008 electric rate case. Credits amounting to $14.2 million and $13.2 million were recognized for electric customers for the first quarters of 2010 and 2009, respectively.
On December 9, 2009, the IURC issued an order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. Northern Indiana and other jurisdictional electric utilities must file DSM plans on July 1, 2010, 2013, 2016, and 2019, with annual updates in the interim periods. The IURC requires that certain core programs be established and administered by an independent third party. The IURC did not make any specific findings with respect to cost recovery issues. On March 16, 2010 Northern Indiana filed a proposal for a mechanism to recover the costs associated with these energy efficiency programs, including lost revenue. In the second phase of this proceeding, Northern Indiana will file for IURC approval of its energy efficiency programs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
MISO.   As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. In its pending base rate case, Northern Indiana proposes recovery of the cumulative amount of net non-fuel charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the date of effective rates in this case. During the first quarter of 2010, MISO costs of $1.9 million were deferred, while net credits of $0.9 million were deferred in the first quarter of 2009. As of March 31, 2010, Northern Indiana has deferred a total of $28.3 million of MISO costs.
On November 7, 2008, the FERC issued an Order clarifying the RSG First Pass calculation and requiring the MISO to resettle the RSG market using the correct calculation and to pay refunds, or assess surcharges, to market participants, as appropriate, to correct a misinterpretation of an order issued by FERC in April 2006. Northern Indiana believes that the original Order would have entitled Northern Indiana to a refund, with the amount subject to calculation by MISO. On June 12, 2009, however, FERC issued an Order on rehearing in which it affirmed its prior order clarifying the method to calculate the RSG First Pass rate, but reversed its ruling requiring the MISO to pay refunds, and collect surcharges, on equitable grounds. Northern Indiana has asked FERC to reconsider its decision to deny refunds and that request remains pending. MISO’s implementation of FERC’s April 2006 Order on the RSG First Pass calculation resulted in several million dollars of surcharges to Northern Indiana through market resettlements implemented during the summer of 2007. As a result, Northern Indiana and Ameren jointly filed a complaint with FERC on August 10, 2007, contending that the RSG rates in effect were unjust and unreasonable. On November 10, 2008, the FERC issued an Order granting these complaints and ordering the MISO to calculate refunds and surcharges, as appropriate, back to the date of the complaint filed by Northern Indiana and Ameren, as authorized by Section 206 of the Federal Power Act. On May 6, 2009, however, the FERC issued an Order that upheld its decision granting the complaint, but largely reversed its directive requiring MISO to pay refunds, and collect surcharges, on equitable grounds. The FERC affirmed the refund and surcharge requirement only for those transactions that occurred after the date of the November 10, 2008 Order, instead of August 10, 2007, as it had previously required. Northern Indiana and Ameren have requested rehearing of the FERC’s May 6, 2009 Order, and that request remains pending.
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
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated. During the first quarters of 2010 and 2009, the amount of purchased power costs exceeding the benchmark amounted to $0.1 million and $0.8 million, respectively, which was recognized as a net reduction of revenues.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP and CAIR and CAMR compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Northern Indiana anticipates a total capital investment of approximately $368 million. This revised cost estimate is subject to and pending approval by the IURC. On April 30, 2010, the IURC approved ECR-15 for recovery of items described above based upon a capital expenditure level (net of accumulated depreciation) of $287.4 million.
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of March 31, 2010, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.
Restructuring
In September 2009, NiSource announced the restructuring of Northern Indiana which aims to redefine business and operations strategies and achieve cost reductions. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs for approximately 43 employees and outside services costs. Of the $5.4 million restructuring charge, net of adjustments, approximately $3.7 million was recorded to Electric Operations. As of March 31, 2010, the restructuring liability for Northern Indiana was $1.0 million of which $0.7 million related to Electric Operations. Northern Indiana expects this initiative to be completed this year. Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements for additional information regarding restructuring initiatives.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Sales
Electric Operations sales quantities for the first quarter of 2010 were 3,987.9 gwh, an increase of 94.8 gwh compared to the first quarter of 2009. The increase occurred primarily from higher industrial usage as a result of improvement in overall economic conditions. Within the industrial customer base, the major steel companies’ production bottomed near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers.
Net Revenues
Net revenues were $203.4 million for the first quarter of 2010, an increase of $25.0 million from the same period in 2009, primarily due to increased off system sales of $10.5 million, including an adjustment of $9.0 million to reduce off system sales revenues in 2009 resulting from a FAC settlement, increased industrial and residential margins of $11.9 million, and $4.4 million of environmental trackers that are partly offset in operating expense.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2010 was a revenue increase of $11.3 million, compared to a reduction of $12.9 million for the three months ended March 31, 2009.
Operating Income
Operating income for the first quarter of 2010 was $45.1 million, an increase of $27.8 million from the same period in 2009, due to the increase in net revenues described above and lower operating expenses. Operating expenses decreased $4.3 million, net of trackers, due to lower employee and administrative costs and electric generation costs. The lower employee and administrative costs were primarily due to decreases in pension and other postretirement expenses. The decrease in operating expenses was partially offset by an increase in environmental expenses primarily related to the impact of an insurance settlement recorded during the first quarter of 2009, and higher depreciation from the capital expenditure program.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1.     Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement, which has since been drawn down as settlement payments have been made. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of March 31, 2010, NiSource had contributed a total of $304.7 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of March 31, 2010, $34.1 million of the maximum settlement liability had not been paid. NiSource has since contributed an additional $4.9 million. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
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

ITEM 1. LEGAL PROCEEDINGS (continued)
NiSource Inc.
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
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors disclosed in NiSource’s 2009 10-K filed on February 26, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)	Form of 2010 Contingent Stock Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan

(10.2)	Separation Agreement between NiSource Inc. and Eileen O’Neill Odum dated February 16, 2010.

(10.3)	NiSource Inc. Executive Severance Policy, as amended and restated, effective January 1, 2010.

(10.4)	Change in Control and Termination Agreement between NiSource Inc. and Jon D. Veurink dated as of February 1, 2010.

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

NiSource Inc.

(Registrant)
Date: May 4, 2010	By:	/s/ Jon D. Veurink

Jon D. Veurink
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)