Form 10-Q
period 2010-06-30
NISOURCE INC/DE
filed 2010-08-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

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
Yes☑   No ☐
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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 277,974,738 shares outstanding at July 30, 2010.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2010

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Bay State	Bay State Gas Company
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, LLC
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
2010 Health Care Act	The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed into law by the President on March 23, 2010 and March 30, 2010, respectively
ACES	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
Ameren	Ameren Services Company
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARE	Conservation and Ratemaking Efficiency

DEFINED TERMS

CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last in first out
Mcf	Million cubic feet
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland PLC
RCRA	Resource Conservation and Recovery Act

DEFINED TERMS

RSG	Revenue Sufficiency Guarantee
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I
ITEM 1.  FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Net Revenues
Gas Distribution	$454.3	$444.7	$1,795.4	$2,161.6
Gas Transportation and Storage	264.3	260.2	634.8	656.3
Electric	340.5	285.4	658.4	582.2
Other	112.0	278.3	441.2	590.4

Gross Revenues	1,171.1	1,268.6	3,529.8	3,990.5
Cost of Sales (excluding depreciation and amortization)	439.1	586.8	1,725.4	2,242.3

Total Net Revenues	732.0	681.8	1,804.4	1,748.2

Operating Expenses
Operation and maintenance	377.1	365.2	816.7	844.7
Depreciation and amortization	151.6	148.2	301.4	291.9
Impairment and loss/(gain) on sale of assets, net	-	0.8	0.1	(1.2)
Other taxes	64.5	53.3	151.4	156.7

Total Operating Expenses	593.2	567.5	1,269.6	1,292.1

Equity Earnings (Loss) in Unconsolidated Affiliates	0.4	(2.6)	7.8	3.8

Operating Income	139.2	111.7	542.6	459.9

Other Income (Deductions)
Interest expense, net	(98.4)	(105.3)	(197.2)	(195.8)
Other, net	2.6	(0.5)	5.2	(4.7)
Gain/(Loss) on early extinguishment of long-term debt	-	(0.7)	-	2.5

Total Other Deductions	(95.8)	(106.5)	(192.0)	(198.0)

Income from Continuing Operations before Income Taxes	43.4	5.2	350.6	261.9
Income Taxes	15.4	9.2	125.2	106.7

Income/(Loss) from Continuing Operations	28.0	(4.0)	225.4	155.2

Income/(Loss) from Discontinued Operations - net of taxes	0.1	(0.7)	(0.1)	(11.4)
Gain (Loss) on Disposition of Discontinued Operations - net of taxes	-	(0.1)	0.1	(0.2)

Net Income (Loss)	$28.1	$(4.8)	$225.4	$143.6

Basic Earnings (Loss) Per Share
Continuing operations	$0.10	$(0.01)	$0.81	$0.57
Discontinued operations	-	-	-	(0.04)

Basic Earnings (Loss) Per Share	$0.10	$(0.01)	$0.81	$0.53

Diluted Earnings (Loss) Per Share
Continuing operations	$0.10	$(0.01)	$0.81	$0.56
Discontinued operations	-	-	-	(0.04)

Diluted Earnings (Loss) Per Share	$0.10	$(0.01)	$0.81	$0.52

Dividends Declared Per Common Share	$0.23	$0.23	$0.69	$0.69

Basic Average Common Shares Outstanding	277.6	274.7	277.3	274.4
Diluted Average Common Shares	278.4	274.7	278.0	277.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions)	2010	2009

ASSETS
Property, Plant and Equipment
Utility Plant	$19,314.2	$19,041.1
Accumulated depreciation and amortization	(8,547.3)	(8,387.1)

Net utility plant	10,766.9	10,654.0

Other property, at cost, less accumulated depreciation	33.1	34.0

Net Property, Plant and Equipment	10,800.0	10,688.0

Investments and Other Assets
Assets of discontinued operations and assets held for sale	8.8	14.6
Unconsolidated affiliates	141.8	165.8
Other investments	128.0	129.2

Total Investments and Other Assets	278.6	309.6

Current Assets
Cash and cash equivalents	7.4	16.4
Restricted cash	212.7	174.7
Accounts receivable (less reserve of $60.5 and $39.6, respectively)	568.9	808.6
Income tax receivable	26.4	24.9
Gas inventory	230.6	384.8
Underrecovered gas and fuel costs	110.3	40.2
Materials and supplies, at average cost	99.4	102.3
Electric production fuel, at average cost	52.9	59.9
Price risk management assets	188.9	173.3
Exchange gas receivable	109.1	72.5
Regulatory assets	168.2	238.3
Assets of discontinued operations and assets held for sale	-	1.4
Prepayments and other	118.6	126.3

Total Current Assets	1,893.4	2,223.6

Other Assets
Price risk management assets	240.2	237.6
Regulatory assets	1,696.2	1,644.1
Goodwill	3,677.3	3,677.3
Intangible assets	314.1	319.6
Postretirement and postemployment benefits assets	22.9	19.8
Deferred charges and other	125.4	152.1

Total Other Assets	6,076.1	6,050.5

Total Assets	$19,048.1	$19,271.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	June 30,	December 31,
(in millions, except share amounts)	2010	2009

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 277,818,711 and 276,638,021 shares issued and outstanding, respectively	$2.8	$2.8
Additional paid-in capital	4,080.4	4,057.6
Retained earnings	899.5	865.5
Accumulated other comprehensive loss	(60.4)	(45.9)
Treasury stock	(27.4)	(25.9)

Total Common Stockholders’ Equity	4,894.9	4,854.1
Long-term debt, excluding amounts due within one year	5,977.3	5,969.1

Total Capitalization	10,872.2	10,823.2

Current Liabilities
Current portion of long-term debt	718.8	719.7
Short-term borrowings	212.8	103.0
Accounts payable	278.9	502.3
Dividends payable	64.1	0.2
Customer deposits and credits	196.5	301.2
Taxes accrued	227.8	212.9
Interest accrued	130.6	125.4
Overrecovered gas and fuel costs	38.1	220.4
Price risk management liabilities	206.9	190.1
Exchange gas payable	207.1	222.2
Deferred revenue	10.1	27.3
Regulatory liabilities	83.6	43.8
Accrued liability for postretirement and postemployment benefits	7.6	23.6
Liabilities of discontinued operations and liabilities held for sale	-	0.6
Temporary LIFO liquidation credit	6.4	-
Legal and environmental reserves	83.9	146.1
Other accruals	244.2	310.8

Total Current Liabilities	2,717.4	3,149.6

Other Liabilities and Deferred Credits
Price risk management liabilities	177.9	170.2
Deferred income taxes	2,074.3	2,018.2
Deferred investment tax credits	36.6	39.6
Deferred credits	75.4	72.4
Deferred revenue	0.2	8.5
Accrued liability for postretirement and postemployment benefits	1,190.5	1,134.2
Liabilities of discontinued operations and liabilities held for sale	-	6.2
Regulatory liabilities and other removal costs	1,591.8	1,558.8
Asset retirement obligations	136.8	138.2
Other noncurrent liabilities	175.0	152.6

Total Other Liabilities and Deferred Credits	5,458.5	5,298.9

Total Capitalization and Liabilities	$19,048.1	$19,271.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2010	2009

Operating Activities
Net Income	$225.4	$143.6
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Gain on Early Extinguishment of Debt	-	(2.5)
Depreciation and Amortization	301.4	291.9
Net Changes in Price Risk Management Assets and Liabilities	4.4	(10.8)
Deferred Income Taxes and Investment Tax Credits	38.6	36.4
Deferred Revenue	(17.2)	5.1
Stock Compensation Expense	6.0	4.9
(Gain) Loss on Sale of Assets	0.1	(2.0)
Loss on Impairment of Assets	-	0.8
Income from Unconsolidated Affiliates	(7.8)	(3.8)
(Gain) Loss on Disposition of Discontinued Operations - Net of Taxes	(0.1)	0.2
Loss from Discontinued Operations - Net of Taxes	0.1	11.4
Amortization of Discount/Premium on Debt	5.4	6.2
AFUDC Equity	(3.7)	-
Distributions of Earnings Received from Equity Investee	7.9	-
Changes in Assets and Liabilities:
Accounts Receivable	245.1	494.4
Income Tax Receivable	24.8	-
Inventories	147.6	219.3
Accounts Payable	(235.4)	(431.4)
Customer Deposits and Credits	(104.7)	(111.2)
Taxes Accrued	6.2	84.2
Interest Accrued	5.3	5.3
(Under) Overrecovered Gas and Fuel Costs	(252.3)	566.8
Exchange Gas Receivable/Payable	(51.3)	(16.0)
Other Accruals	(30.5)	(103.9)
Prepayments and Other Current Assets	28.1	38.5
Regulatory Assets/Liabilities	98.3	52.2
Postretirement and Postemployment Benefits	1.7	19.2
Deferred Credits	(3.6)	(7.7)
Deferred Charges and Other Non Current Assets	4.6	(1.2)
Other Non Current Liabilities	2.9	12.2

Net Operating Activities from Continuing Operations	447.3	1,302.1
Net Operating Activities used for Discontinued Operations	(44.8)	(62.3)

Net Cash Flows from Operating Activities	402.5	1,239.8

Investing Activities
Capital Expenditures	(336.9)	(385.8)
Insurance Recoveries	0.5	54.6
Proceeds from Disposition of Assets	0.3	2.1
Restricted Cash Deposits (Borrowings)	(38.0)	31.1
Contributions to Equity Investments	(0.3)	(20.2)
Other Investing Activities	(19.9)	(9.2)

Net Investing Activities used for Continuing Operations	(394.3)	(327.4)
Net Investing Activities from Discontinued Operations	0.4	7.5

Net Cash Flow used for Investing Activities	(393.9)	(319.9)

Financing Activities
Issuance of Long-Term Debt	-	963.5
Retirement of Long-Term Debt	(5.2)	(364.9)
Change in Short-Term Borrowings, Net	109.8	(1,163.5)
Issuance of Common Stock	6.8	0.4
Acquisition of Treasury Stock	(1.4)	(0.9)
Dividends Paid - Common Stock	(127.6)	(126.2)

Net Cash Flow used for Financing Activities	(17.6)	(691.6)

Change in cash and cash equivalents from continuing operations	35.4	283.1
Cash contributions to discontinued operations	(44.4)	(54.8)
Cash and cash equivalents at beginning of period	16.4	20.6

Cash and Cash Equivalents at End of Period	$7.4	$248.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, net of taxes)	2010	2009	2010	2009

Net Income (Loss)	$28.1	$(4.8)	$225.4	$143.6
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale securities(a)	(0.1)	1.5	0.4	0.2
Net unrealized (losses) gains on cash flow hedges(b),(c)	(10.4)	111.1	(13.3)	96.6
Unrecognized pension benefit and OPEB costs(d)	0.5	0.6	(1.6)	1.2

Total other comprehensive (loss) income	(10.0)	113.2	(14.5)	98.0

Total Comprehensive Income	$18.1	$108.4	$210.9	$241.6

(a)
Net unrealized (loss) gain on available-for-sale securities, net of $0.2 million tax benefit and $1.1 million tax expense in the second quarter of 2010 and 2009, respectively, and $0.1 million and $0.3 million tax expense for the first six months of 2010 and 2009, respectively.

(b)
Net unrealized (losses) gains on derivatives qualifying as cash flow hedges, net of $6.6 million tax benefit and $74.9 million tax expense in the second quarter of 2010 and 2009, respectively, and $8.4 million tax benefit and $64.7 million tax expense for the first six months of 2010 and 2009, respectively.

(c)
Net unrealized (losses) gains on cash flow hedges includes losses of $11.2 million and $14.3 million related to the unrealized losses of interest rate swaps held by NiSource’s unconsolidated equity method investments for the three and six months ended June 30, 2010, respectively.

(d)
Unrecognized pension benefit and OPEB costs, net of $0.3 million and $0.4 million tax expense in the second quarter of 2010 and 2009, respectively, and $1.1 million tax benefit and $0.7 million tax expense for the first six months of 2010 and 2009, respectively.

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
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although NiSource believes that the disclosures made are adequate to make the information not misleading.
At December 31, 2009, certain assets totaling $61.5 million were recorded in “Other property at cost less accumulated depreciation.” NiSource has corrected the classification of these assets as “Utility Plant” in the Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009.
2.            Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Fair Value Measurements and Disclosures. In January 2010, the FASB issued authoritative guidance that amends the disclosures about transfers into and out of Levels 1 and 2 and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. NiSource adopted the guidance on January 1, 2010 with the exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis. NiSource is currently reviewing the additional Level 3 disclosure requirements to determine the impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). Refer to Note 10, “Fair Value Disclosures,” for additional information.
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
3.            Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The calculation of diluted earnings per share for June 30, 2010 and 2009 excludes out-of-the-money stock options that had an anti-dilutive effect. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation for the three months ended June 30, 2009 is not presented since NiSource had a loss from continuing operations and net loss on the Condensed Statements of Consolidated Income (Loss) (unaudited) during the period. The computation of diluted average common shares follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2010	2010	2009

Denominator
Basic average common shares outstanding	277,566	277,258	274,446
Dilutive potential common shares
Shares contingently issuable under employee stock plans	300	300	2,400
Shares restricted under employee stock plans	511	480	108

Diluted Average Common Shares	278,377	278,038	276,954

4.            Restructuring Activities
During the first quarter of 2009, NiSource began an organizational restructuring initiative in response to the decline in overall economic conditions.
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment took steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first quarter of 2009, NiSource recorded a pre-tax restructuring charge of $19.8 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs. No additional material charges have been recorded since the initial restructuring charge in the first quarter of 2009. The restructuring program was substantially completed in 2009. The remaining employees impacted by the restructuring will be severed and will receive benefits in 2010.
In September 2009, NiSource announced the restructuring of Northern Indiana, which aims to redefine business and operations strategies and achieve cost reductions, and impacts both Electric Operations and Gas Distribution Operations. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million, which primarily includes costs related to severance and other employee related costs and outside services costs. The initial restructuring charge consisted of a $3.7 million and $1.7 million expense to the Electric and Gas Distributions Operations’ segments, respectively. During 2010, NiSource recorded a pre-tax restructuring charge related to this initiative of $1.1 million to “Operation and maintenance” expense on the

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Condensed Statements of Consolidated Income (Loss) (unaudited), which primarily includes costs related to outside service costs. The restructuring program is expected to be completed in 2010.
Changes in the restructuring reserve, included in “Other accruals” on the Condensed Consolidated Balance Sheets (unaudited), were as follows:

	Balance at				Balance at
(in millions)	December 31, 2009	Additions	Benefits Paid	Adjustments	June 30, 2010

2009 Initiative:
Gas Transmission and Storage	$1.5	$-	$(1.4)	$-	$0.1
Northern Indiana	1.1	1.1	(1.9)	-	0.3

Total	$2.6	$1.1	$(3.3)	$-	$0.4

5.            Gas in Storage
Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. Changes between the temporary LIFO liquidation credits in the amounts of $6.4 million and $8.3 million during the first six months of 2010 and 2009, respectively, are considered non-cash activities for the Condensed Statements of Consolidated Cash Flows (unaudited). In addition to the temporary LIFO liquidation credit described above, NiSource also has a temporary LIFO liquidation debit of $15.6 million recorded for the first six months of 2010 for certain gas distribution companies recorded within, “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
6.            Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at June 30, 2010 were:
(in millions)

	Property, plant and
Assets of discontinued operations and held for sale:	equipment, net	Other assets	Total

NiSource Corporate Services	$6.2	$-	$6.2
Columbia Transmission	2.6	-	2.6

Total	$8.8	$-	$8.8

There were no liabilities of discontinued operations and held for sale at June 30, 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2009 were:
(in millions)

		Property, plant and
Assets of discontinued operations and held for sale:		equipment, net	Other assets	Total

NiSource Corporate Services		$6.2	$-	$6.2
NDC Douglas Properties		5.8	1.4	7.2
Columbia Transmission		2.6	-	2.6

Total		$14.6	$1.4	$16.0

Liabilities of discontinued operations and held for sale:	Debt	Accounts payable	Other liabilities	Total

NDC Douglas Properties	$6.6	$0.2	$-	$6.8

Total	$6.6	$0.2	$-	$6.8

Assets classified as discontinued operations or held for sale are no longer depreciated.
NiSource Corporate Services continues its effort to sell its Marble Cliff facility. A third party appraisal was performed in December 2009 with an estimated market value of the property slightly higher than the book value. NiSource has accounted for this facility as assets held for sale.
In 2009, NDC Douglas Properties, a subsidiary of NiSource Development Company, began the process of exiting some of its low income housing investments. Based on the expected proceeds from the sale of the five properties being less than the net book value, an impairment charge of $2.7 million, net of tax, was included in Loss on Disposition of Discontinued Operations in the Statement of Consolidated Income for the year ended December 31, 2009. Three of these properties were sold during the first quarter of 2010 and two of these properties remained classified as assets and liabilities held for sale. Results of operations and cash flows for these properties were classified as discontinued operations. Upon sale of three of the properties in the first quarter of 2010, a gain on sale of $0.1 million, net of taxes, was recorded in Discontinued Operations. During the second quarter of 2010, it was determined that the remaining properties no longer meet the criteria as “assets held for sale” as NiSource could no longer assert that a sale would take place within the next twelve months. As such, the assets and liabilities were reclassified to assets held and used. Additionally, the results of operations and cash flows were reclassified to continuing operations for all periods presented. These reclassifications did not have a significant impact on overall results of NiSource.
On June 18, 2009, Columbia Transmission received approval from the FERC to abandon by sale to an unaffiliated third party its Line R System in West Virginia, which includes certain natural gas pipeline and compression facilities. These assets held for sale have a net book value of $2.4 million. The sale transaction is currently in negotiation. Columbia Transmission filed an application with FERC to abandon by sale the remaining portion of the assets held for sale and expects to receive an order by the end of 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Results from discontinued operations from Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Revenues from Discontinued Operations	$-	$0.1	$0.7	$0.3

Income (Loss) from discontinued operations	0.2	(1.1)	(0.1)	(18.5)
Income tax expense (benefit)	0.1	(0.4)	-	(7.1)

Income (Loss) from Discontinued Operations - net of taxes	$0.1	$(0.7)	$(0.1)	$(11.4)

Gain (Loss) on Disposition of Discontinued Operations - net of taxes	$-	$(0.1)	$0.1	$(0.2)

7.            Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Condensed Consolidated Balance Sheets (unaudited).
Changes in NiSource’s liability for asset retirement obligations for the first six months of 2010 and 2009 are presented in the table below:

(in millions)	2010	2009

Balance as of January 1,	$138.2	$126.0
Accretion expense	0.4	0.3
Accretion recorded as a regulatory asset	3.7	3.6
Settlements	(5.5)	(2.4)

Balance as of June 30,	$136.8	$127.5

8.            Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments.
On May 3, 2010, Northern Indiana filed a natural gas rate case with the IURC, the first since 1987, proposing enhanced low income assistance and extending energy-efficiency programs for customers, as well as a change in rate design. Among other things, the filing also proposes a mechanism for the deferral of certain pension and other postretirement costs and for adjustments to depreciation rates and expense. In a Prehearing Conference Order issued June 16, 2010, the IURC established the procedural schedule. Evidentiary hearings are scheduled to begin on November 1, 2010. New rates are targeted to be effective by early 2011 or sooner.
On May 3, 2010, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $13.0 million to recover an updated level of costs upon the expiration of its Performance Based Regulation Plan on December 31, 2010. Columbia of Virginia also seeks a Weather Normalization Adjustment, cost recovery of certain gas related items through its Purchased Gas Adjustment mechanism rather than base rates, and forward looking accounting adjustments predicted to occur during the rate year ending December 31, 2011. New rates are scheduled to become effective January 1, 2011.

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
On January 28, 2010, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $32.0 million annually. On June 25, 2010, Columbia of Pennsylvania filed a Joint Petition for Settlement that, if approved, would result in an annual revenue increase of $12 million. Columbia of Pennsylvania anticipates that the Pennsylvania PUC will issue a final order approving the Settlement and that new rates will go into effect on October 1, 2010.
On January 28, 2010, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking a revenue increase of $2.2 million annually in order for Columbia of Maryland to earn the rate of return authorized by the PSC in its 2008 rate case. On May 10, 2010, the parties filed a Joint Motion for Approval of Stipulation and Settlement Agreement that would result in an annual revenue increase of approximately $1.7 million. The Maryland PSC issued a final order approving the Settlement, and new rates went into effect on May 28, 2010.
On December 9, 2009, Northern Indiana filed a Petition with the IURC to extend its alternative regulatory programs which were scheduled to expire on May 1, 2010. On February 12, 2010, Northern Indiana, the OUCC and gas marketers supplying gas to residential and small commercial customers filed a Joint Stipulation and Agreement proposing an extension to the programs through March 31, 2012, which was approved by the IURC on March 31, 2010.
On October 26, 2009, the Kentucky PSC approved a mechanism for recovering the costs of Columbia of Kentucky’s AMRP. In the same Order the Kentucky PSC also approved a mechanism for the recovery of Columbia of Kentucky’s uncollectible expenses associated with the cost of gas. On March 31, 2010, Columbia Gas of Kentucky made its annual filing related to the AMRP Rider and requested an adjustment of those rates related to the Rider. On July 12, 2010, the Commission entered an Order approving the requested annual amount of $1.1 million. The new rates associated with the AMRP Rider will go into effect for bills rendered on or after July 29, 2010.
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

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction replaced Columbia of Ohio’s current GCR mechanism for providing commodity gas supplies to its sales customers. By order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia of Ohio will conduct two consecutive one-year long standard service offer auction periods starting April 2010 and April 2011. On February 23, 2010, Columbia of Ohio held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per mcf. On February 24, 2010, the PUCO issued an Entry that approved the results of the auction and directed Columbia of Ohio to proceed with the implementation of the standard service offer process.
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
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances will not accrue carrying charges and Columbia of Ohio may not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years from the date of the Order. Approximately $4.2 million has been deferred in 2010 and $13.0 million was deferred for the year 2009.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Gas Transmission and Storage Operations Regulatory Matters
Majorsville, PA Project. The Gas Transmission and Storage Operations segment is in the process of executing three separate projects totaling approximately $80.0 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Precedent Agreements were executed by anchor shippers in the fourth quarter of 2009. In 2010, Columbia Transmission filed with the FERC two applications to transfer certain pipeline facilities to a newly formed affiliate, NiSource Midstream, LLC, that, once approved, will be part of the facilities providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. The Majorsville, PA project is expected to begin service during the third quarter of 2010.
Incentive Fixed Fuel Mechanism. On November 9, 2009, Columbia Gulf filed an application before the FERC for approval to replace Columbia Gulf’s existing Transportation Retainage Adjustment tracker mechanism that Columbia Gulf currently relies upon to recover fuel with a proposed Incentive Fixed Fuel mechanism. The Incentive Fixed Fuel Mechanism would establish a fixed fuel rate and includes incentives to improve pipeline infrastructure and reduce pipeline fuel requirements. The FERC issued an Order July 2, 2010 that included modifications to Columbia Gulf’s proposal. Columbia Gulf is unable to implement the proposal given the modifications and formally withdrew its proposal on July 16, 2010.
Electric Operations Regulatory Matters
Significant Rate Developments. On June 27, 2008, Northern Indiana filed a petition for new electric base rates and charges. Northern Indiana filed its last electric base rate increase in 1986. The filing requested an increase in base rates calculated to produce additional gross margin of $85.7 million. Several stakeholder groups have intervened in the case, representing customer groups and various counties and towns within Northern Indiana’s electric service territory. Evidentiary hearings concluded on August 6, 2009, and the briefing schedule concluded in January 2010. Northern Indiana is awaiting an IURC Order.
Northern Indiana received a favorable regulatory order on February 18, 2009 related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was in service for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and carrying costs associated with the $330.0 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO.
Northern Indiana anticipates filing another electric base rate case during 2010. Among other things, the filing is expected to include the effect of increased pension expense, as well as usage levels based on more recent operating experience.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until new rates take effect based on an IURC order in the 2008 electric rate case. Credits amounting to $29.0 million and $26.3 million were recognized for electric customers for the first six months of 2010 and 2009, respectively.
On December 9, 2009, the IURC issued an order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. Northern Indiana and other jurisdictional electric utilities must file DSM plans on July 1, 2010, 2013, 2016, and 2019, with annual updates in the interim periods. The IURC requires that certain core programs be established and administered by an independent third party. The IURC did not make any specific findings with respect to cost recovery issues. In compliance with the December 9, 2009 Order, on March 16, 2010 Northern Indiana filed a proposal for a mechanism to recover the costs associated with

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
these energy efficiency programs, including lost revenue. On June 17, 2010, Northern Indiana filed for approval of its energy efficiency programs, recovery of program costs and lost revenue, and its proposed performance incentive level and methodology.
MISO. As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. In its pending base rate case, Northern Indiana proposes recovery of the cumulative amount of net non-fuel charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the date of effective rates in this case. During the first half of 2010, MISO costs of $4.8 million were deferred, while net credits of $0.2 million were deferred in the first half of 2009. As of June 30, 2010, Northern Indiana has deferred a total of $31.2 million of MISO costs.
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
MISO and PJM Interconnection undertook a joint effort in April and May 2009 to identify a source of unaccounted for flows on several coordinated flowgates. The analysis found that certain PJM Interconnection generating units that were once associated with unit-specific capacity sales were erroneously excluded from PJM Interconnection’s market flows, which significantly affected the congestion price on reciprocally coordinated flowgates on Northern Indiana systems. Higher PJM Interconnection market flows on congested flowgates would have resulted in higher payments to MISO by PJM Interconnection during market to market coordination since April 1, 2005. The model was fixed on June 18, 2009 and MISO and PJM Interconnection are currently in settlement discussions with the FERC that began on October 19, 2009 to determine the financial impact of any resettlements. Initial amounts calculated by PJM Interconnection approximated $78.0 million, while MISO has performed a preliminary estimate of $125.0 to $150.0 million. The impact to Northern Indiana cannot be reasonably estimated until a settlement is reached between MISO and PJM Interconnection, and MISO receives approval from the FERC on an allocation methodology to its market participants. Any adjustment will be neutral or favorable to operations.
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
On May 28, 2008, the IURC issued an order approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535 mw CCGT for $330.0 million in order to help meet capacity needs. On February 18, 2009, the IURC issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation, pending inclusion in rates, on Sugar Creek effective on December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%. The annual deferral for Sugar Creek is reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. The terms of recovery of the deferral and inclusion of Sugar Creek in rates will be resolved in Northern Indiana’s current rate proceeding.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated. During the first six months of 2010 and 2009, the amount of purchased power costs exceeding the benchmark amounted to $0.2 million and $1.0 million, respectively, which was recognized as a net reduction of revenues.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP and CAIR and CAMR compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. On July 7, 2010 the IURC approved the revised capital expenditure cost estimate of approximately $361.0 million. On June 18, 2010, Northern Indiana filed for a certificate of public convenience and necessity and associated ratemaking and accounting relief to construct flue gas desulfurization technology on Schahfer Unit 14 with a current estimated construction cost of approximately $154.0 million. Northern Indiana is seeking authority to recover construction and ongoing operating and maintenance costs through the ECT.
9.            Risk Management Activities
NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas price volatility and to secure forward natural gas prices. Interest rate swaps are entered into to manage interest rate risk associated with NiSource’s fixed-rate borrowings. NiSource designates some of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure or sell natural gas or power. Certain forward physical contracts are derivatives which qualify for the normal purchase and normal sales exception which would not require mark-to-market accounting.
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
NiSource uses a variety of derivative instruments (exchange traded futures and options, physical forwards and options, basis contracts, financial commodity swaps, interest rate swaps, and FTRs) to effectively manage its commodity

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For derivative contracts that qualify for the normal purchase and normal sales exception, a contract’s fair value is not recognized in the Consolidated Financial Statements until the contract is settled.
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
As part of the MISO Day 2 initiative, Northern Indiana was allocated or has purchased FTRs. These FTRs help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs are marked to fair value and are not accounted for as a hedge, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. In the second quarter of 2008, MISO changed its allocation procedures from an allocation of FTRs to an allocation of ARRs, whereby Northern Indiana was allocated ARRs based on its historical use of the MISO administered transmission system. ARRs entitle the holder to a stream of revenues or charges based on the price of the associated FTR in the FTR auction. ARRs are not derivatives and are convertible to FTRs. Northern Indiana purchased FTRs in May 2010 for a 12 month period starting June 1, 2010.
NiSource is in the process of winding down its unregulated natural gas marketing business, where gas derivatives are utilized to hedge expected future gas purchases and sales. Prior to the decision to wind down this business in the second quarter of 2009, the financial derivatives associated with commercial and industrial gas sales were accounted for as cash flow hedges. NiSource also has corresponding forward physical sales contracts of natural gas with customers. These forward physical sales contracts are derivatives that have generally qualified for the normal purchase and normal sales exception, which NiSource had elected prior to the decision to wind down the business in 2009. As a result of the decision to wind down the business, certain forecasted transactions were no longer probable to occur, which triggered the mark-to-market treatment of certain forward sales contracts that were previously exempt under the normal purchase and normal sale exception. In addition, the mark-to-market gains and losses deferred in accumulated other comprehensive income (loss) related to certain financial derivatives accounted for as a cash flow hedge were recognized in income. NiSource established reserves of $6.8 million at June 30, 2010 and $9.2 million at December 31, 2009, against certain of these physical sale contract derivatives. These amounts represent reserves related to the creditworthiness of certain customers, the fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value of approximately $149.9 million at June 30, 2010 and $126.9 million at December 31, 2009, while the financial derivative contracts marked-to-market had a fair value loss of $143.6 million at June 30, 2010 and $114.6 million at December 31, 2009.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Commodity price risk program derivative contracted gross volumes are as follows:

	June 30, 2010	December 31, 2009

Commodity Price Risk Program:

Gas price volatility program derivatives (MMDth)	29.9	26.4

Price Protection Service program derivatives (MMDth)	0.6	1.6

DependaBill program derivatives (MMDth)	0.4	0.6

Regulatory incentive program derivatives (MMDth)	5.2	1.7

Gas marketing program derivatives (MMDth)(a)	57.1	74.7

Gas marketing forward physical derivatives (MMDth)(b)	59.2	79.6

Electric energy program FTR derivatives (mw)(c)	16,859.8	1,343.7

(a) Basis contract volumes not included in the above table were 60.5 MMDth and 82.3 MMDth as of June 30, 2010 and December 31, 2009, respectively.
(b) Basis contract volumes not included in the above table were 62.1 MMDth and 85.4 MMDth as of June 30, 2010 and December 31, 2009, respectively.
(c) Northern Indiana purchases FTR derivatives in May for use over the next twelve months.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of June 30, 2010, NiSource had $6.9 billion of outstanding debt, of which $1,050 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness.
On May 12, 2004, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $660 million with six counterparties having a 6 1/2-year term. NiSource Finance receives payments based upon a fixed 7.875% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. On September 15, 2008, NiSource Finance terminated a fixed-to-variable interest rate swap agreement with Lehman Brothers having a notional amount of $110 million. NiSource Finance elected to terminate the swap when Lehman Holdings Inc., guarantor under the applicable International Swaps and Derivatives Association agreement, filed for Chapter 11 bankruptcy protection on September 14, 2008, which constituted an event of default under the swap agreement between NiSource Finance and Lehman Brothers Special Financing Inc. The mark-to-market close-out value of this swap at the September 15, 2008 termination date was determined to be $4.8 million and was fully reserved in the third quarter of 2008. The termination of this swap did not impact NiSource’s ability to assert hedge accounting for its remaining fixed-to-variable interest rate swap agreements.
On July 22, 2003, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties with an 11-year term. NiSource Finance receives payments based upon a fixed 5.40% interest rate and pay a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on July 15, 2013.
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of June 30, 2010, accumulated other comprehensive loss includes $13.6 million

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.
As of June 30, 2010 NiSource holds a 47.5% interest in Millennium Pipeline Company, L.L.C (Millennium). During 2008 Millennium entered into various interest rate swap agreements in order to protect against the risk of increasing interest rates. These interest rate swap derivatives are primarily accounted for as cash flow hedges by Millennium. As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI.
On July 20, 2010, Millennium completed pricing on two tranches of fixed-rate notes in the private placement market totaling $725.0 million and the associated interest rate swaps were terminated. Millennium will issue the notes, settle the interim financing, terminate the sponsor guarantee and cash settle the interest rate hedges on August 26, 2010.
NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

	June 30,	December 31,
Asset Derivatives (in millions)	2010	2009

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$11.3	—
Price risk management assets (noncurrent)	63.9	68.2

Total derivatives designated as hedging instruments	$75.2	$68.2

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$177.6	$173.3
Price risk management assets (noncurrent)	176.3	169.4

Total derivatives not designated as hedging instruments	$353.9	$342.7

Total Asset Derivatives	$429.1	$410.9

	June 30,	December 31,
Liability Derivatives (in millions)	2010	2009

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$1.0	$1.0
Price risk management liabilities (noncurrent)	0.1	0.5

Total derivatives designated as hedging instruments	$1.1	$1.5

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$205.9	$189.1
Price risk management liabilities (noncurrent)	177.8	169.7

Total derivatives not designated as hedging instruments	$383.7	$358.8

Total Liability Derivatives	$384.8	$360.3

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The effect of derivative instruments on the Condensed Statements of Consolidated Income (Loss) (unaudited) was:
Derivatives in Cash Flow Hedging Relationships
Three Months Ended, (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	June 30,	June 30,	into Income (Effective	June 30,	June 30,
Hedging Relationships	2010	2009	Portion)	2010	2009

Commodity price risk programs	$0.4	$110.7	Cost of Sales	$0.3	$19.0
Interest rate risk activities	0.4	0.4	Interest expense, net	(0.7)	(0.4)

Total	$0.8	$111.1		$(0.4)	$18.6

Six Months Ended (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	June 30,	June 30,	into Income (Effective	June 30,	June 30,
Hedging Relationships	2010	2009	Portion)	2010	2009

Commodity price risk programs	$0.2	$95.8	Cost of Sales	$0.8	$(24.8)
Interest rate risk activities	0.8	0.8	Interest expense, net	(1.3)	(0.8)

Total	$1.0	$96.6		$(0.5)	$(25.6)

Three Months Ended, (in millions):

Amount of Gain (Loss) Recognized
in Income on Derivative
	Location of Gain (Loss)	(Ineffective Portion and Amount
	Recognized in Income on	Excluded from Effectiveness
	Derivative (Ineffective Portion	Testing)
Derivatives in Cash Flow Hedging	and Amount Excluded from
Relationships	Effectiveness Testing)	June 30, 2010	June 30, 2009

Commodity price risk programs	Cost of Sales	$-	$-
Interest rate risk activities	Interest expense, net	-	-

Total		$-	$-

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Six Months Ended, (in millions)

Amount of Gain (Loss) Recognized
in Income on Derivative
	Location of Gain (Loss)	(Ineffective Portion and Amount
	Recognized in Income on	Excluded from Effectiveness
	Derivative (Ineffective Portion	Testing)
Derivatives in Cash Flow Hedging	and Amount Excluded from
Relationships	Effectiveness Testing)	June 30, 2010	June 30, 2009

Commodity price risk programs	Cost of Sales	$-	$-
Interest rate risk activities	Interest expense, net	-	-

Total		$-	$-

Derivatives in Fair Value Hedging Relationships
Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in Fair Value Hedging	Location of Gain (Loss) Recognized in	in Income on Derivatives
Relationships	Income on Derivatives	June 30, 2010	June 30, 2009

Interest rate risk activities	Interest expense, net	$4.0	$8.2

Total		$4.0	$8.2

Six Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in Fair Value Hedging	Location of Gain (Loss) Recognized in	in Income on Derivatives
Relationships	Income on Derivatives	June 30, 2010	June 30, 2009

Interest rate risk activities	Interest expense, net	$6.1	$15.3

Total		$6.1	$15.3

Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value Hedge	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Relationships	Income on Related Hedged Item	June 30, 2010	June 30, 2009

Fixed-rate debt	Interest expense, net	$(4.0)	$(8.2)

Total		$(4.0)	$(8.2)

Six Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value Hedge	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Relationships	Income on Related Hedged Item	June 30, 2010	June 30, 2009

Fixed-rate debt	Interest expense, net	$(6.1)	$(15.3)

Total		$(6.1)	$(15.3)

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Derivatives not designated as hedging instruments
Three Months Ended, (in millions)

		Amount of Realized/Unrealized Gain
		(Loss) Recognized in Income on
		Derivatives *
	Location of Gain (Loss)
Derivatives Not Designated as Hedging	Recognized in
Instruments	Income on Derivatives	June 30, 2010	June 30, 2009

Commodity price risk programs	Gas Distribution revenues	$4.2	$(0.1)
Commodity price risk programs	Other revenues	(4.5)	20.8
Commodity price risk programs	Cost of Sales	(1.0)	0.4

Total		$(1.3)	$21.1

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $4.4 million and $0.1 million for the second quarter of 2010 and 2009, respectively, were deferred as allowed by regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.
Six Months Ended, (in millions)

		Amount of Realized/Unrealized Gain
		(Loss) Recognized in Income on
		Derivatives *
	Location of Gain (Loss)
Derivatives Not Designated as Hedging	Recognized in
Instruments	Income on Derivatives	June 30, 2010	June 30, 2009

Commodity price risk programs	Gas Distribution revenues	$(16.8)	$(46.0)
Commodity price risk programs	Other revenues	72.7	20.8
Commodity price risk programs	Cost of Sales	(72.2)	(1.0)

Total		$(16.3)	$(26.2)

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $16.2 million and $47.4 million for the first six months of 2010 and 2009, respectively, were deferred as allowed by regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.
During the second quarter of 2010 no amounts were reclassified related to NiSource’s cash flow hedges from accumulated other comprehensive income (loss) to Cost of Sales due to the probability that certain forecasted transactions would not occur. During the second quarter of 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive loss to income (loss) from discontinued operations due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource had planned to sell.
It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $0.7 million of loss, net of taxes.
NiSource’s derivative instruments measured at fair value as of June 30, 2010 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings traggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard and Poor’s or below Baa3 by Moody’s. As of June 30, 2010, there were no accounts payable under physical commodity purchase agreements containing ratings traggers.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource had $207.9 million and $173.2 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within, “Restricted cash,” on the Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2010 and December 31, 2009, respectively.
10.          Fair Value Disclosures
A.            Fair Value Measurements. NiSource adopted the provisions of ASC Topic 820 – Fair Value Measurements and Disclosures for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009. There was no impact on retained earnings as a result of the adoption.
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2010 and December 31, 2009:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
June 30, 2010 (in millions)	(Level 1)	(Level 2)	(Level 3)	June 30, 2010

Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$157.5	$-	$157.5
Financial price risk programs	192.6	3.0	-	195.6
Other	-	-	0.8	0.8
Interest rate risk activities	-	75.2	-	75.2
Available-for-sale securities	38.1	33.7	-	71.8

Total	$230.7	$269.4	$0.8	$500.9

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$4.0	$-	$4.0
Financial price risk programs	374.9	5.3	-	380.2
Other	-	-	0.6	0.6

Total	$374.9	$9.3	$0.6	$384.8

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
December 31, 2009 (in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$141.7	$-	$141.7
Financial price risk programs	187.5	11.4	-	198.9
Other	-	-	2.1	2.1
Interest rate risk activities	-	68.2	-	68.2
Available-for-sale securities	34.5	37.4	-	71.9

Total	$222.0	$258.7	$2.1	$482.8

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$9.6	$-	$9.6
Financial price risk programs	343.8	6.9	-	350.7

Total	$343.8	$16.5	$-	$360.3

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

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Unrealized gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at June 30, 2010 and December 31, 2009 were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, June 30, 2010
U.S. Treasury securities	$37.0	$1.1	$-	$38.1
Corporate/Other bonds	31.5	2.2	-	33.7

Total Available-for-sale debt securities	$68.5	$3.3	$-	$71.8

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, December 31, 2009
U.S. Treasury securities	$34.6	$0.2	$(0.3)	$34.5
Corporate/Other bonds	35.2	2.2	-	37.4

Total Available-for-sale debt securities	$69.8	$2.4	$(0.3)	$71.9

For the three months ended June 30, 2010 and 2009 the net realized gain on the sale of available for sale U.S. Treasury debt securities was $0.1 million and $0.1 million, respectively. For the three months ended June 30, 2010 and 2009 the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.3 million and $0.2 million, respectively.
For the six months ended June 30, 2010 and 2009 the net realized gain on the sale of available for sale U.S. Treasury debt securities was $0.1 million and $1.0 million, respectively. For the six months ended June 30, 2010 and 2009 the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.7 million and $0.2 million, respectively.
The cost of maturities sold is based upon specific identification. At June 30, 2010, approximately $2.8 million of U.S. Treasury debt security bonds have maturities of less than a year while the remaining securities have maturities of greater than one year. At June 30, 2010, approximately $0.3 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2010 and 2009:

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Financial
	Transmission	Other
Three Months Ended June 30, 2010 (in millions)	Rights	Derivatives	Total

Balance as of March 31, 2010	$0.9	$(0.1)	$0.8

Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(3.2)	-	(3.2)
Purchases, issuances and settlements (net)	2.3	0.3	2.6

Balance as of June 30, 2010	$-	$0.2	$0.2

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2010	$-	$-	$-

	Financial
	Transmission	Other
Three Months Ended June 30, 2009 (in millions)	Rights	Derivatives	Total

Balance as of March 31, 2009	$0.9	$(0.2)	$0.7

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.3)	0.2	(0.1)
Purchases, issuances and settlements (net)	2.1	(0.7)	1.4

Balance as of June 30, 2009	$2.7	$(0.7)	$2.0

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2009	$-	$0.4	$0.4

	Financial
	Transmission	Other
Six Months Ended, June 30, 2010 (in millions)	Rights	Derivatives	Total

Balance as of January 1, 2010	$1.9	$0.2	$2.1

Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(4.2)	-	(4.2)
Purchases, issuances and settlements (net)	2.3	-	2.3

Balance as of June 30, 2010	$-	$0.2	$0.2

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2010	$-	$-	$-

	Financial
	Transmission	Other
Six Months Ended, June 30, 2009 (in millions)	Rights	Derivatives	Total

Balance as of January 1, 2009	$2.6	$1.6	$4.2

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.3)	0.4	0.1
Purchases, issuances and settlements (net)	0.4	(2.7)	(2.3)

Balance as of June 30, 2009	$2.7	$(0.7)	$2.0

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2009	$-	$0.4	$0.4

As discussed in Note 9, as part of the MISO Day 2 initiative, Northern Indiana obtains FTRs, which help to offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are classified as Level 3 and reflected in the table above. FTRs are valued using a valuation model based on the value of allocated ARRs and forecasted congestion costs. Since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. Northern Indiana also writes options for regulatory incentive purposes which are also considered Level 3 valuations. Realized gains and losses for these Level 3 recurring items are included in income within Cost of Sales on the Statements of Consolidated Income (Loss). Unrealized gains and losses from Level 3

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
recurring items are included within Regulatory assets or Regulatory liabilities, on the Condensed Consolidated Balance Sheets (unaudited).
Non-recurring Fair Value Measurements. There were no non-recurring fair value measurements recorded during the first six months of 2010.
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
Investments. NiSource has corporate owned life insurance which is measured and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at June 30, 2010 and December 31, 2009 were $23.2 million and $23.7 million.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount as of	Value as of	Amount as of	Value as of
(in millions)	June 30, 2010	June 30, 2010	Dec. 31, 2009	Dec. 31, 2009

Long-term investments	$24.0	$23.9	$24.5	$23.2
Long-term debt (including current portion)	6,696.1	7,282.7	6,688.8	7,094.9

11.          Transfers of Financial Assets
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). The maximum amount of debt that can be recognized related to NiSource’s accounts receivable programs is $550 million.
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
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and RBS. The maximum seasonal program limit under the terms of the agreement is $275 million. CGORC’s agreement with the commercial paper conduits has a scheduled termination date of October 22, 2010, and can be renewed if mutually agreed to by all parties. As of June 30, 2010, $46.2 million of accounts receivable had

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. NARC’s agreement with the commercial paper conduit has a scheduled termination date of October 22, 2010, and can be renewed if mutually agreed to by both parties. As of June 30, 2010, $87.9 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s, or falls below BB or Ba2 at either Standard and Poor’s or Moody’s, respectively.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. CPRC’s agreement with the commercial paper conduit has a scheduled termination date of March 14, 2011, and can be renewed if mutually agreed to by both parties. As of June 30, 2010, $5.2 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of June 30, 2010 and December 31, 2009 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	June 30, 2010	December 31, 2009

Gross Receivables	$332.4	$437.8
Less: Receivables not transferred	193.1	249.4

Net receivables transferred	$139.3	$188.4

Short-term debt due to asset securitization	$139.3	$-

Consistent with sale accounting treatment, at December 31, 2009 the $188.4 million of receivables shown above are not recorded on the Condensed Consolidated Balance Sheets (unaudited). During the three and six months ended June 30, 2009, NiSource received proceeds from receivables sold of $593.6 million and $1,689.8 million, respectively, and remitted collections to the commercial paper conduits of $1,043.6 million and $1,945.4 million, respectively. This resulted in a net use of operating cash flows of $450.0 million and $255.6 million, respectively. Additionally, during the three and six months ended June 30, 2009, $4.8 million and $7.6 million of fees associated with the securitization transactions were recorded as other, net expense, respectively.
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sale accounting no longer qualify and are accounted for as secured borrowings. As such, at June 30, 2010, the entire gross receivables balance

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
remains on the Condensed Consolidated Balance Sheets (unaudited) and short-term borrowings are recorded in the amount of proceeds received from the commercial paper conduits involved in the transactions. During the first half of 2010, $139.3 million has been recorded as cash from financing activities related to the change in short-term borrowings due to the securitization transactions. Although there have been no changes in the operation of the accounts receivable securitization programs, the application of the new accounting guidance resulted in a reduction in cash from operations of $241.9 million. During the three and six months ended June 30, 2010, $1.8 million and $3.7 million of fees associated with the securitization transactions were recorded as interest expense in accordance with the new accounting guidance, respectively. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.
12.          Goodwill Assets
In accordance with the provisions for goodwill accounting as issued by the FASB, NiSource tests its goodwill for impairment annually as of June 30 each year unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined by the FASB. In accordance with the provision, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. Goodwill is generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition. The goodwill impairment test is a two-step process which requires NiSource to make estimates regarding the fair value of the reporting unit. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any), which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.
NiSource has four reporting units that carry or are allocated goodwill. NiSource’s goodwill assets at June 30, 2010 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations (which is comprised of Columbia Transmission and Columbia Gulf) and $1.7 billion is allocated to Columbia Distribution Operations (which is comprised of Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Virginia). In addition, the goodwill balances at June 30, 2010 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
In estimating the fair value of the Columbia Transmission Operations and Columbia Distribution Operations reporting units for the June 30, 2010 test, NiSource used a weighted average of the income and market approaches. The income approach utilized a discounted cash flow model. This model is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in the models are the growth rates, which are based on the cash flow from operations for each of the reporting units, and the weighted average cost of capital, or discount rate. The starting point for each reporting unit’s cash flow from operations is the detailed five year plan, which takes into consideration a variety of factors such as the current economic environment, industry trends, and specific operating goals set by management. The discount rates are based on trends in overall market as well as industry specific variables and include components such as the risk-free rate, cost of debt, and company volatility at June 30, 2010. Under the market approach, NiSource utilized three market-based models to estimate the fair value of the reporting units: (i) the comparable company multiples method, which estimated fair value of each reporting unit by analyzing EBITDA multiples of a peer group of publicly traded companies and applying that multiple to the reporting unit’s EBITDA, (ii) the comparable transactions method, which valued the reporting unit based on observed EBITDA multiples from completed transactions of peer companies and applying that multiple to the reporting unit’s EBITDA, and (iii) the market capitalization method, which used the NiSource share price and allocated NiSource’s total market capitalization among both the goodwill

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
and non-goodwill reporting units based on the relative EBITDA, revenues, and operating income of each reporting unit. Each of the three market approaches were calculated with the assistance of a third party valuation firm, using multiples and assumptions inherent in today’s market. The degree of judgment involved and reliability of inputs into each model were considered in weighting the various approaches. The resulting estimate of fair value of the reporting units, using the weighted average of the income and market approaches, exceeded their carrying values, indicating that no impairment exists under Step 1 of the annual impairment test.
Certain key assumptions used in determining the fair values of the reporting units included planned operating results, discount rates and the long-term outlook for growth. NiSource used discount rates of 4.76% and 4.74% for Columbia Transmission Operations and Columbia Distribution Operations, respectively. Management also performed a sensitivity analysis using discount rates of 5.78% and 5.76% for Columbia Transmission Operations and Columbia Distribution Operations, respectively. Using the discount rates of 4.76% and 4.74% for Columbia Transmission Operations and Columbia Distribution Operations, respectively, the excess fair values were approximately $2.6 billion and $4.2 billion, respectively. If the discount rates were increased to 5.78% and 5.76% for Columbia Transmission Operations and Columbia Distribution Operations, respectively, the excess fair value of the reporting units would be approximately $1.2 billion and $1.2 billion, respectively. Under either discount rate scenario, the impairment test indicated that each of the reporting units passed step one of the impairment test.
Goodwill related to the acquisition of Northern Indiana Fuel and Light and Kokomo Gas of $13.3 million and $5.5 million, respectively, was also tested for impairment as of June 30, 2010 using an income approach to determine the fair value of each of these reporting units. A discount rate range of 4.74% to 5.76% and growth rates factoring in the regulatory environment and growth initiatives for each reporting unit were the significant assumptions used in determining the fair values using the income approach. The step 1 goodwill impairment test resulted in the fair value of each of these reporting units exceeding the carrying value.
13.          Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2010 and 2009, adjusted for tax expense associated with certain discrete items. The effective tax rate for the quarter ended June 30, 2010 was 35.5% compared to 176.9% for the quarter ended June 30, 2009 due to reasons discussed below. The effective tax rates for the six months ended June 30, 2010 and June 30, 2009 were 35.7% and 40.7%. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The second quarter of 2009 effective tax rate was significantly impacted by an adjustment to the rate used to measure certain deferred state income taxes as a result of the decision to dispose of unregulated natural gas marketing business assets to assets and liabilities of discontinued operations, as well as by an increase in tax expense due to certain non-deductible expenses recorded in the quarter.
The 2010 Health Care Act includes a provision eliminating, effective January 1, 2013, the tax deductibility of retiree health care costs to the extent of federal subsidies received under the Retiree Drug Subsidy program. When the Retiree Drug Subsidy was created by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, NiSource recorded a deferred tax asset reflecting the exclusion of the expected future Retiree Drug Subsidy from taxable income. At the same time, an offsetting regulatory liability was established to reflect NiSource’s obligation to reduce income taxes collected in future rates. ASC Topic 740 – Income Taxes requires the impact of a change in tax law to be immediately recognized in continuing operations in the income statement for the period that includes the enactment date. In the first quarter of 2010, NiSource reversed its deferred tax asset of $6.2 million related to previously excludable Retiree Drug Subsidy payments expected to be received after January 1, 2013, which was completely offset by the reversal of the related regulatory liability. There was no impact on income tax expense recorded in the Condensed Statements of Consolidated Income (Loss) (unaudited) for the first six months of 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
There were no material changes recorded in the second quarter of 2010 to NiSource’s uncertain tax positions as of December 31, 2009.
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
NiSource expects to make contributions of approximately $161.0 million to its pension plans and approximately $49.1 million to its postretirement medical and life plans in 2010, which could change depending on market conditions. For the six months ended June 30, 2010, NiSource has contributed $1.7 million to its pension plans and $28.0 million to its other postretirement benefit plans.
The following table provides the components of the plans’ net periodic benefits cost for the three and six months ended June 30, 2010 and 2009:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended June 30, (in millions)	2010	2009	2010	2009

Components of Net Periodic Benefit Cost
Service cost	$9.8	$9.0	$2.4	$2.2
Interest cost	31.4	35.8	10.9	11.9
Expected return on assets	(35.9)	(30.4)	(5.8)	(4.2)
Amortization of transitional obligation	-	-	0.3	2.0
Amortization of prior service cost	0.5	1.0	0.8	0.3
Recognized actuarial loss	14.5	16.4	1.5	1.9

Net Periodic Benefit Costs	$20.3	$31.8	$10.1	$14.1

			Other Postretirement
	Pension Benefits		Benefits
Six Months Ended June 30, (in millions)	2010	2009	2010	2009

Components of Net Periodic Benefit Cost
Service cost	$19.5	$18.0	$4.8	$4.4
Interest cost	62.8	71.6	21.3	23.8
Expected return on assets	(71.8)	(60.9)	(11.7)	(8.4)
Amortization of transitional obligation	-	-	0.6	4.0
Amortization of prior service cost	1.0	2.0	0.7	0.6
Recognized actuarial loss	29.0	32.8	3.0	3.8

Total Net Periodic Benefit Costs	$40.5	$63.5	$18.7	$28.2

For the quarters ended June 30, 2010 and 2009, pension and other postretirement benefit cost of approximately $4.0 million and $12.3 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses. For the six months ended June 30, 2010 and 2009, pension and other postretirement benefit cost of approximately $7.1 million and

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
$24.6 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain NiSource’s regulated businesses.
A provision of the 2010 Health Care Act requires the elimination, effective January 1, 2011, of lifetime and restrictive annual benefit limits from certain medical plans. The NiSource Life and Medical Benefits Program covers both active and retired individuals and caps lifetime benefits to certain retirees. NiSource examined the provisions of the 2010 Health Care Act and determined the enactment of the law in the first quarter of 2010 qualified as a significant event requiring remeasurement of the other postretirement benefit obligation and plan assets as of March 31, 2010. The remeasurement resulted in an increase to the other postretirement benefit obligation, net of plan assets, of $39.7 million and corresponding increases to regulatory assets and AOCI of $35.7 million and $4.0 million, respectively. Net periodic postretirement benefit cost for 2010 will increase by approximately $4.0 million, $1.3 million of which was recognized during second quarter 2010. All significant actuarial assumptions used in the remeasurement remained the same as the December 31, 2009 valuation. During second quarter 2010 the Department of the Treasury, the Department of Labor, and the Department of Health and Human Services provided clarification of the provisions of the 2010 Health Care Act which indicated the legislation does not apply to retiree-only medical plans. NiSource continues to evaluate the structure of its medical plan in light of the new guidance. See Note 13, Income Taxes, for a discussion of the legislation’s impact on NiSource’s accounting for income taxes.
15.          Variable Interests and Variable Interest Entities
In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. NiSource adopted the guidance on January 1, 2010. See Note 2, Recent Accounting Pronouncements, regarding the consolidation of variable interest entities.
In general, a VIE is an entity which (1) has an insufficient amount of at-risk equity to permit the entity to finance its activities without additional financial subordinated support provided by any parties, (2) whose at-risk equity owners, as a group, do not have power, through voting rights or similar rights, to direct activities of the entity that most significantly impact the entity’s economic performance or (3) whose at-risk owners do not absorb the entity’s losses or receive the entity’s residual return. A VIE is required to be consolidated by a company if that company is determined to be the primary beneficiary of the VIE.
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
At June 30, 2010, consistent with prior filings, NiSource consolidated its low income housing real estate investments from which NiSource derives certain tax benefits. Based on the newly adopted guidance on the consolidation of variable interest entities, these investments met the definition of a VIE. NiSource is a 99% limited partner with a net investment of approximately $1.8 million. NiSource evaluated the nature and intent of the low income housing investments when determining the primary beneficiary. NiSource concluded that it continues to be the primary beneficiary. Subject to certain conditions precedent, NiSource has the contractual right to take control of the low

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
income housing properties. At June 30, 2010, gross assets of the low income housing real estate investments in continuing operations was $28.7 million. Current and non-current assets were $1.1 million and $27.6 million, respectively. As of June 30, 2010, NiSource recorded long-term debt of approximately $10.5 million as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Approximately $0.4 million of the assets are restricted to settle the obligations of the entity.
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
On April 9, 2009, NiSource Finance closed a $385.0 million senior unsecured two-year bank term loan with a maturity of February 11, 2011. Borrowings under the bank term loan had an effective cost of LIBOR plus 538 basis points. Previously, on February 16, 2009, NiSource announced the initial closing of the bank term loan at the level of $265.0 million. Under an accordion feature, NiSource was able to increase the loan by $120.0 million prior to final closing. On December 7, 2009, this term loan was repaid with proceeds from the December 4, 2009, $500.0 million debt offering.
On March 31, 2009, NiSource Finance commenced a cash tender offer for up to $300.0 million aggregate principal amount of its outstanding 7.875% notes due 2010. On April 28, 2009, NiSource Finance announced that $250.6 million of these notes were successfully tendered.
On March 9, 2009, NiSource Finance issued $600.0 million of 10.75% unsecured notes that mature March 15, 2016.
During January 2009, NiSource repurchased $32.4 million of the $450.0 million floating rate notes that were scheduled to mature in November 2009 and $67.6 million of the $1.0 billion 7.875% unsecured notes scheduled to mature in November 2010.
17.          Short-Term Borrowings
NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. At June 30, 2010, NiSource had $73.5 million outstanding borrowings under this facility.
As of June 30, 2010 and December 31, 2009, NiSource had $45.5 million and $87.8 million, respectively, of stand-by letters of credit outstanding of which $41.5 million and $85.0 million were under the five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $139.3 million as of June 30, 2010.

	June 30,	December 31,
(in millions)	2010	2009

Credit facilities borrowings weighted average interest rate of 0.73% and 0.59% at June 30, 2010 and December 31, 2009, respectively	$73.5	$103.0
Accounts receivable securitization facility borrowings	139.3	-

Total short-term borrowings	$212.8	$103.0

18.          Share-Based Compensation
Prior to May 11, 2010, NiSource issued long-term incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, restricted stock units, contingent stock units and dividend equivalents payable on grants of options, performance units and contingent stock awards.
The Stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides that the number of shares of common stock of the Company available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason and no further awards are permitted to be granted under the 1994 Plan or the Director Plan. The types of awards authorized under the Omnibus Plan do not significantly differ from those previously allowed under the 1994 Plan. At June 30, 2010, there were 7,997,583 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $6.0 million and $4.9 million during the first six months of 2010 and 2009, respectively, as well as related tax benefits of $2.1 million and $2.0 million, respectively.
As of June 30, 2010, the total remaining unrecognized compensation cost related to nonvested awards amounted to $17.5 million, which will be amortized over the weighted-average remaining requisite service period of 2.0 years.
Stock Options. As of June 30, 2010, approximately 4.3 million options were outstanding and exercisable with a weighted average strike price of $22.50. The strike price of all issued options was above the market price of NiSource stock as of June 30, 2010.
Restricted Awards. In the first quarter of 2010, NiSource granted 209,629 restricted stock units, subject to service conditions. The total grant date fair value of the restricted units was $2.7 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for all units lapse in January 2013 when 100% of the shares vest. If before January 2013, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective as of the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of June 30, 2010, 734,722 nonvested restricted stock units were granted and outstanding.
Contingent Stock Units. In the first quarter of 2010, NiSource granted 651,777 contingent stock units subject to performance conditions. The grant date fair-value of the awards was $8.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures. The service conditions lapse on January 31, 2013 when 100% of the shares vest. If the employee terminates employment before January 31, 2013 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of June 30, 2010, 1,975,785 nonvested contingent stock units were granted and outstanding.
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
Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan (“Director Plan”) provides for awards of restricted stock, stock options and restricted stock units, which vest immediately. The plan requires that restricted stock units be distributed to the directors after their separation from the Board. As of June 30, 2010, 89,860 restricted shares and 346,166 restricted stock units had been issued under the Plan.
19.           Other Commitments and Contingencies
A.             Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at June 30, 2010 and the years in which they expire were:

(in millions)	Total	2010	2011	2012	2013	2014	After

Guarantees of subsidiaries debt	$6,135.8	$681.8	$-	$315.0	$545.0	$500.0	$4,094.0
Guarantees supporting commodity transactions of subsidiaries	368.7	172.9	193.7	-	-	-	2.1
Letters of credit	45.5	13.3	31.2	-	-	1.0	-
Other guarantees	718.9	-	2.8	13.7	224.0	32.2	446.2

Total commercial commitments	$7,268.9	$868.0	$227.7	$328.7	$769.0	$533.2	$4,542.3

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
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $368.7 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Lines and Letters of Credit and Accounts Receivable Advances. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. At June 30, 2010, NiSource had $73.5 million in borrowings under its five-year revolving credit facility and $139.3 million outstanding under its accounts receivable securitization agreements. At June 30, 2010, NiSource issued stand-by letters of credit of approximately $45.5 million for the benefit of third parties. See Note 17, Short-term Borrowings.
Other Guarantees or Obligations. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of June 30, 2010. These guarantees are due to expire in June 2013.
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
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. As of June 30, 2010, Millennium owed $798.9 million under the financing agreements, of which NiSource guaranteed $379.5 million. The interim bank credit agreement expires August 29, 2010. NiSource recorded an accrued liability of approximately $7.6 million related to the fair value of this guarantee. On July, 20, 2010, Millennium completed pricing on two tranches of fixed-rate notes in the private placement market totaling $725.0 million and the associated interest rate swaps were terminated. Millennium will issue the notes, settle the interim financing, terminate the sponsor guarantee, and cash settle the interest rate hedges on August 26, 2010.
On June 29, 2006, Columbia Transmission, Piedmont, and Hardy Storage entered into multiple agreements to finance the construction of the Hardy Storage project, which is accounted for by NiSource as an equity investment. Under the financing agreement, Columbia Transmission issued guarantees securing payment for 50% of any amounts issued in connection with Hardy Storage up until such time as the project is placed in service and operated within certain specified parameters. As of December 31, 2009, Hardy Storage had outstanding borrowings of $123.4 million under the temporary financing agreement, for which Columbia Transmission had recorded an accrued liability of approximately $1.2 million related to the fair value of its guarantee securing payment for $61.7 million which is 50% of the amount borrowed. Hardy Storage satisfied the terms and conditions of its financing agreement on March 17, 2010, when Hardy Storage secured permanent financing, facilitating Columbia Transmission’s release from its underlying guarantee and therefore, the accrued liability of $1.2 million was relieved as of March 31, 2010.
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

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement which has since been drawn down as settlement payments have been made. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of June 30, 2010, NiSource had contributed a total of $318.2 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of June 30, 2010, $20.6 million of the maximum settlement liability had not been paid. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource will be required to make additional payments not expected to exceed the amount accrued, pursuant to the settlement, upon notice from the Class Administrator.
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
C.             Environmental Matters.
NiSource operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. NiSource believes that it is in substantial compliance with those environmental regulations currently applicable to its operations and believes that it has all necessary permits to conduct its operations.
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
As of June 30, 2010 and December 31, 2009, NiSource had recorded reserves of approximately $73.3 million and $76.4 million, respectively, to cover environmental remediation at various sites. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
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

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
If ACES or other Federal comprehensive climate change bills were to pass both Houses of Congress and be enacted into law, the impact on NiSource’s financial performance would depend on a number of factors, including the overall level of required GHG reductions, the renewable energy targets, the degree to which offsets may be used for compliance, the amount of recovery allowed from customers, and the extent to which NiSource would be entitled to receive free CO2 allowances. Federal or state climate change legislation could result in additional expense or compliance costs that may not be fully recoverable from customers and could materially impact NiSource’s financial results.
The EPA is also taking action to regulate GHGs under the CAA. On December 7, 2009, the EPA made the following findings: (a) that GHGs in the atmosphere endanger the public health and welfare within the meaning of the CAA and (b) that emissions from new motor vehicles contribute to the mix of GHGs in the atmosphere. It is the EPA’s position that this “endangerment” finding, along with some other recent regulatory developments, will trigger permitting requirements for large industrial sources of GHGs. On June 3, 2010, the EPA issued final regulations, commonly called the “tailoring rule,” applicable to the two CAA programs, New Source Review and Title V. Beginning in 2011, the rule would impose new GHG permitting requirements on facilities with existing Title V permits. The rule would also regulate very large sources of GHGs without existing Title V permits and projects that cause sizable increases in GHG emissions. New and modified sources could be required to apply Best Available Control Technology. Regulation of smaller GHG sources could begin as early as 2016. The total cost impact of EPA regulation of GHG under the CAA cannot be determined at this time.
The EPA on April 12, 2010, proposed an expansion of the GHG reporting rule to include natural gas systems. The rule in the proposed form could have a material impact on the company. NiSource will continue to closely monitor developments in these matters and cannot estimate the impact of these rules at this time.
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
Ozone (eight hour): On March 12, 2008, the EPA announced the tightening of the eight-hour ozone NAAQS. EPA has yet to announce the classification structure and the corresponding attainment dates for the new standard. On September 16, 2009, the EPA announced it would reconsider the March 2008 tightening of the ozone NAAQS and if needed promulgate more stringent standards by August 2010. If the standards are tightened and area designations subsequently changed, new SIPs will need to be developed by the states by December 2013 to bring the nonattainment areas into compliance. NiSource will continue to closely monitor developments in these matters and cannot estimate the impact of these rules at this time.
Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact NiSource combustion sources such as coal-fired electric generation

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
and natural gas compressor stations. EPA will designate areas that do not meet the new standard beginning in 2012. States with areas that do not meet the standard will need to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances emissions from existing compressor stations or generating stations may need to be assessed and compared to the revised NO2 standards before areas are designated. Petitions challenging the rule have been filed by various parties. NiSource will continue to closely monitor developments in these matters and cannot estimate the impact of these rules at this time.
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
Electric Operations.
Air
Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of these improvements is estimated to be $560 to $800 million, although this estimate and the timing of

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
expenditures is dependant on future regulatory actions that cannot be fully predicted at this time. Northern Indiana expects that some or all of these costs may be recoverable from ratepayers.
NOx and Ozone Compliance: Indiana’s rule to implement the EPA’s NOx SIP call requires reduction of NOx levels from several sources, including industrial and utility boilers, to reduce regional transport of ozone. In response, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction and combustion control NOx reduction technology at its active generating stations and is currently in compliance with the NOx requirements. In implementing the NOx compliance plan, Northern Indiana has expended approximately $316.7 million as of June 30, 2010.
Sulfur dioxide: On December 8, 2009, the EPA revised the SO2 NAAQS by adopting a new 1-hour primary NAAQS for sulfur dioxide (SO2). EPA expects to designate areas that do not meet the new standard by mid 2012. States with such areas would have until 2014 to develop attainment plans with compliance required by 2017. Northern Indiana will continue to closely monitor developments in these matters but does not anticipate a material impact.
Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2010, the EPA released its new Transport Rule proposal, which would replace CAIR upon finalization. The EPA anticipates the rule will become effective in summer 2011. The proposal contains three different approaches to govern emissions of sulfur dioxide and nitrogen oxides from electric generating units. The cost impact of the Transport Rule would depend upon the specific requirements enacted. Northern Indiana will continue to monitor this matter but believes the cost of compliance will be material.
Utility Hazardous Air Pollutants: On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board’s Clean Air Mercury Rule (CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA is pursuing a new Section 112 rulemaking to establish MACT standards for electric utilities. Northern Indiana will continue to monitor this matter but believes the cost of compliance may be material.
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
On June 21, 2010, EPA published a proposed rule for coal combustion residuals. The proposal outlines multiple regulatory approaches that EPA is considering. These proposed regulations could affect Northern Indiana’s ongoing byproduct reuse programs and would impose additional requirements on its management of coal ash wastes. Northern Indiana will monitor developments in this matter and cannot estimate the potential financial impact at this time but believes that the cost of compliance under one of the scenarios could be as much as $70 million of capital improvements in the first 5 years. Northern Indiana expects that some or all of these costs may be recoverable from ratepayers.
Other Operations.
Waste
NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. At one of those sites, an AOC has been signed with EPA to address petroleum residue in soil and groundwater.
20.           Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss.

(in millions)	June 30, 2010	December 31, 2009

Other comprehensive income (loss), before tax:
Unrealized gains on securities	$4.8	$4.2
Tax expense on unrealized gains on securities	(1.7)	(1.6)
Unrealized losses on cash flow hedges	(56.8)	(35.0)
Tax benefit on unrealized losses on cash flow hedges	22.4	14.0
Unrecognized pension and OPEB costs	(47.2)	(44.4)
Tax benefit on unrecognized pension and OPEB costs	18.1	16.9

Total Accumulated Other Comprehensive Loss, net of taxes	$(60.4)	$(45.9)

Equity Investment
During 2008, Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420 million with seven counterparties. These interest rate swap derivatives are primarily accounted for as cash flow hedges by Millennium. The unrecognized after-tax loss of $20.0 million and $5.7 million as of June 30, 2010 and December 31, 2009, respectively, was a decrease in Columbia Transmission’s investment in Millennium and a corresponding increase in accumulated other comprehensive loss, representing its ownership portion of the fair value of these swaps.
On July 20, 2010, Millennium completed pricing on two tranches of fixed-rate notes in the private placement market totaling $725.0 million and the associated interest rate swaps were terminated. Millennium will issue the notes, settle the interim bank financing, terminate the sponsor guarantee, and cash settle the interest rate hedges on August 26, 2010.

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
At June 30, 2010, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
In prior period filings, NiSource reported Other Operations, which primarily included ventures focused on its unregulated natural gas marketing business and distributed power generation technologies, including fuel cells and storage systems, as a reporting segment. In the first quarter of 2010, NiSource made a decision to wind down the unregulated natural gas marketing activities as a part of the Company’s long-term strategy of focusing on its core regulated businesses. As a result, Other Operations no longer met the definition of a reporting segment and, accordingly, has been included within Corporate and Other in the table below beginning in 2010 and for all periods presented.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

REVENUES
Gas Distribution Operations
Unaffiliated	$552.0	$560.4	$2,097.4	$2,509.7
Intersegment	2.7	(2.9)	8.5	3.1

Total	554.7	557.5	2,105.9	2,512.8

Gas Transmission and Storage Operations
Unaffiliated	185.6	163.5	380.1	345.5
Intersegment	31.7	45.6	93.8	105.9

Total	217.3	209.1	473.9	451.4

Electric Operations
Unaffiliated	342.3	286.7	662.1	584.9
Intersegment	0.2	0.2	0.4	0.4

Total	342.5	286.9	662.5	585.3

Corporate and Other
Unaffiliated	91.2	257.9	390.2	550.3
Intersegment	103.1	102.8	209.9	202.9

Total	194.3	360.7	600.1	753.2

Eliminations	(137.7)	(145.6)	(312.6)	(312.2)

Consolidated Revenues	$1,171.1	$1,268.6	$3,529.8	$3,990.5

Operating Income (Loss)
Gas Distribution Operations	$18.5	$3.9	$253.6	$247.1
Gas Transmission and Storage Operations	74.9	79.6	200.8	172.5
Electric Operations	49.6	23.0	94.7	40.3
Corporate and Other	(3.8)	5.2	(6.5)	-

Consolidated Operating Income	$139.2	$111.7	$542.6	$459.9

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
22.           Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009:

Six Months Ended June 30, (in millions)	2010	2009

Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Accrued capital expenditures	$19.8	$(8.0)
Change in equity investments related to unrealized (losses) gains	(23.5)	34.2
Stock issuance to employee saving plans	10.1	-
Schedule of interest and income taxes paid:
Cash paid for interest	$188.2	$186.1
Interest capitalized	1.6	1.8
Cash paid for income taxes	49.9	-

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, counterparty credit risk, and the matters set forth in the “Risk Factors” section of NiSource’s 2009 Form 10-K, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims a duty to update any of the forward-looking statements contained in this report.
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
For the six months ended June 30, 2010, NiSource reported income from continuing operations of $225.4 million, or $0.81 per basic share, compared to $155.2 million, or $0.57 per basic share reported for the same period in 2009.
Increases in income from continuing operations were due primarily to the following items:
•
Electric Operations’ net revenues increased $57.1 million due to higher margins of $31.9 million primarily from increased industrial and residential margins, an increase in off-system sales of $11.8 million, and an increase of $9.5 million in environmental trackers that are partly offset in operating expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•
Gas Transmission and Storage Operations’ net revenues increased $22.5 million primarily due to a $13.7 million increase in demand margin revenue and $8.3 million related to recognition of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing.

•
Operation and maintenance expenses decreased $28.0 million due mainly to the impact of $19.8 million of restructuring charges that were recognized in the first quarter of 2009 and lower maintenance and outside service expenses of $8.3 million.

•
The effective tax rate decreased to 35.7% compared to 40.7% for the comparable period last year. The decrease is due to an increase in estimated electric production tax deductions as a result of higher projected taxable income in 2010 versus 2009, a decrease in tax expense related to AFUDC – Equity and the regulatory treatment of certain depreciation differences, and the impact of state income tax adjustments.

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
NiSource’s Indiana utilities are focused on a number of initiatives to enhance customer service and reliability, modernize rate structures, and position the company for future growth. In February 2010, Jimmy D. Staton, group CEO of NiSource’s gas distribution businesses, assumed the added responsibility for the company’s Indiana gas and electric utility businesses. Following are the key initiatives for Northern Indiana in 2010:
•
On June 28, 2010, NIPSCO filed a proposal with the Indiana Utility Regulatory Commission (IURC) to expand the array of energy efficiency programs available to its electric customers, providing customers additional ways to manage their energy bills. Among other things, the proposal includes appliance rebates and recycling, low-income weatherization, air conditioning cycling, energy audits, and new construction incentives.

•
Significant stakeholder outreach continues in connection with NIPSCO’s natural gas rate case, filed with the IURC in early May of this year. Settlement discussions among NIPSCO and the various regulatory stakeholders are actively underway. New rates, reflecting a modest impact on customer bills and an improved earnings profile for the company, are targeted to be effective in early 2011 or sooner.

•
NIPSCO’s 2008 electric rate case remains pending before the IURC, with a decision in the case expected in the third quarter. The company’s previously discussed 2010 electric rate case, which will be designed to reflect current operating conditions as well as modernize rates to meet its customers’ ongoing needs, is on track to be filed in the fall of this year.

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
On January 28, 2010, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $32 million annually. On June 25, 2010, Columbia of Pennsylvania filed a Joint Petition for Settlement that, if approved, would result in an annual revenue increase of $12 million. Columbia of Pennsylvania anticipates that the Pennsylvania PUC will issue a final order approving the Settlement and that new rates will go into effect on October 1, 2010.
On January 28, 2010, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking a revenue increase of $2.2 million annually in order for Columbia of Maryland to earn the rate of return authorized by the PSC in its 2008 rate case. On May 10, 2010, the parties filed a Joint Motion for Approval of Stipulation and Settlement Agreement that would result in an annual revenue increase of approximately $1.7 million. The Maryland PSC has issued a final order approving the Settlement, and new rates went into effect on May 28, 2010.
On May 3, 2010, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $13.0 million to recover an updated level of costs upon the expiration of its Performance Based Regulation Plan on December 31, 2010. Columbia of Virginia also seeks a Weather Normalization Adjustment, cost recovery of certain gas related items through its Purchased Gas Adjustment mechanism rather than base rates, and forward looking accounting adjustments predicted to occur during the rate year ending December 31, 2011. If approved, new rates are scheduled to become effective January 1, 2011.
Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 580 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station. Bear Garden station went into service in July 2010 and the project was on schedule and under budget.
Refer to the “Results and Discussion of Segment Operations” for a complete discussion of regulatory and commercial matters.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
NiSource’s Gas Transmission & Storage Operations continues to identify and advance a number of near-term, low-risk growth projects that leverage its geographic footprint throughout the Marcellus Shale production areas.
•
NGT&S’ Cobb compressor expansion project went into service in May 2010. The $15 million project was built – on budget and on schedule – to provide producers with 25,500 dekatherms per day of long-term, firm transportation service.

•
Progress continues on NGT&S’ $80 million Majorsville expansion in southwestern Pennsylvania, slated for service during the third quarter of this year. This series of separate projects will aggregate Marcellus gas production for downstream transmission with a total capacity of 325,000 dekatherms per day.

•
Additional Marcellus-area growth projects are expected to be announced during the next several months. Over the course of the next several years, NGT&S anticipates making growth project investments of approximately $200 million per year in the Marcellus region.

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
NiSource Inc.
BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. CPRC’s agreement with the commercial paper conduit has a scheduled termination date of March 14, 2011, and can be renewed if mutually agreed to by both parties. As of June 30, 2010, $5.2 million of accounts receivable had been transferred by CPRC.
Process and Expense Management
Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on process and expense management.
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
Refer to “Controls and Procedures” included in Item 4.
Results of Operations
Quarter Ended June 30, 2010
Net Income (Loss)
NiSource reported net income of $28.1 million, or $0.10 per basic share, for the three months ended June 30, 2010, compared to a net loss of $4.8 million, or $0.01 per basic share, for the second quarter of 2009. Income from continuing operations was $28.0 million, or $0.10 per basic share, for the three months ended June 30, 2010, compared to loss from continuing operations of $4.0 million, or $0.01 per basic share, for the second quarter of 2009. Operating income was $139.2 million, an increase of $27.5 million from the same period in 2009. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2010 were 277.6 million compared to 274.7 million at June 30, 2009.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended June 30, 2010, were $732.0 million, a $50.2 million increase from the same period last year. This increase in net revenues was primarily due to increased Electric Operations’ net revenues of $32.1 million, increased Gas Distribution Operations’ net revenues of $17.3 million, and increased Gas Transmission and Storage Operations’ net revenues of $8.2 million. Electric Operations’ net revenues increased due primarily to increased industrial and residential margins of $21.7 million. Additionally, there was a $5.1 million increase in environmental trackers that are partly offset in operating expense. Gas Distribution Operations’ net revenues increased due primarily to an increase of $23.2 million for regulatory and service programs and an increase of $13.4 million from higher off-system sales. These increases in net revenues were partially offset by $8.5 million due to the effects of warmer weather, a $5.7 million reserve related to a prior period contract, and lower net regulatory and tax trackers of $3.4 million, which are offset in expense. Within Gas Transmission and Storage Operations, net revenues increased primarily due to a $5.4 million increase as a result of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
fees received from a contract buy-out, a $3.0 million increase from demand margin revenues, and a $2.9 million increase from mineral rights leasing revenue. These were partially offset by a decrease of $4.6 million due to shorter term transportation and storage services.
Expenses
Operating expenses for the second quarter 2010 were $593.2 million, an increase of $25.7 million from the 2009 period. This increase was mainly due to higher employee and administration costs of $13.0 million, higher other taxes of $11.2 million, primarily related to increased property tax, and increased maintenance and outside service costs of $7.5 million.
Other Income (Deductions)
Interest expense decreased by $6.9 million primarily due to the December 2009 term loan repayment, the maturity of November 2009 floating rate notes, and the tender offer repurchase of long-term debt in April 2009 coupled with lower short-term interest rates, partially offset by incremental interest expense associated with the issuance of December 2009 long-term debt and the effect of the adoption of new accounting requirements related to the accounts receivable facilities. Other, net increased $3.1 million for the second quarter of 2010 compared to the second quarter of 2009 primarily due to favorable AFUDC rates and a reclassification of interest expense related to the adoption of new accounting requirements noted above.
Income Taxes
Income taxes for the second quarter of 2010 were $15.4 million, an increase of $6.2 million from the second quarter of 2009, mainly attributable to higher pre-tax income. The effective tax rates for the quarters ended June 30, 2010 and June 30, 2009 were 35.5% and 176.9%, respectively. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199. The change in the effective tax rate in the second quarter of 2010 versus the second quarter of 2009 is due to the second quarter of 2009 effective tax rate being significantly impacted by an adjustment that increased deferred state income taxes as a result of the decision to wind down the unregulated natural gas marketing business assets, as well as by an increase in tax expense due to certain non-deductible expenses recorded in the second quarter of 2009. Refer to Note 13, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more detail about income taxes.
Discontinued Operations
There was a $0.1 million gain in net income in the second quarter of 2010 from discontinued operations compared to a net loss of $0.7 million in the second quarter of 2009. The loss in 2009 is primarily attributable to an adjustment to the reserve for litigation and adjustments from businesses disposed of during 2008, including the dispositions of Northern Utilities and Granite State Gas.
Results of Operations
Six Months Ended June 30, 2010
Net Income
NiSource reported net income of $225.4 million, or $0.81 per basic share, for the six months ended June 30, 2010, compared to net income of $143.6 million, or $0.53 per basic share, for the first six months of 2009. Income from continuing operations was $225.4 million, or $0.81 per basic share, for the first six months ended June 30, 2010, compared to income from continuing operations of $155.2 million, or $0.57 per basic share, for comparable 2009 period. Operating income was $542.6 million, an increase of $82.7 million from the same period in 2009. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2010 were 277.3 million compared to 274.4 million at June 30, 2009.
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
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2010, were $1,804.4 million, a $56.2 million increase from the same period last year. This increase in net revenues was primarily due to increased Electric Operations’ net revenues of $57.1 million and increased Gas Transmission and Storage Operations’ net revenues of $22.5 million. These were partially offset by a decrease in Gas Distribution Operations’ net revenues of $14.0 million. Electric Operations’ net revenues increased due to higher margins of $31.9 million primarily due to increased industrial and residential margins. Additionally, there was an increase in off-system sales of $11.8 million, including an adjustment of $9.0 million to reduce off-system sales in 2009 resulting from a FAC settlement. The remaining increase in net revenues is a result of a $9.5 million increase in environmental trackers that are partly offset in operating expense. Gas Transmission and Storage Operations, net revenues increased due to a $13.7 million increase in demand margin revenue and by $8.3 million related to recognition of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing. Net revenues were also favorably impacted by a $5.4 million increase due to fees received from a contract buy-out during the period. These increases in net revenue were partially offset by a decrease of $5.7 million due to shorter term transportation and storage services. Gas Distribution Operations’ net revenues decreased due primarily to the impact of warmer weather of $14.2 million and decreases in net regulatory and tax trackers of $13.5 million, which are offset in expense. Additionally, there was an approximately $10.4 million decrease due to Columbia of Ohio’s change from a volumetrically based rate design to one based on fixed monthly charges for certain customer classes. The revenue variance will be offset in future periods as the change in rate design creates timing differences which spreads the recovery of costs throughout the year. Net revenues were also negatively affected due to a $5.7 million reserve from a prior period contract, $5.1 million due to decreased commercial and residential margins, and $5.0 million in forfeited discounts and late payments. The decreases in net revenues were partially offset by an increase of $27.9 million for other regulatory and service programs, including impacts from rate cases at various other utilities and the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program. Additionally, there was in increase in off-system sales of $12.1 million.
Other Income (Deductions)
Interest expense increased $1.4 million primarily due to incremental interest expense associated with the issuance of $600 million in long-term debt in March of 2009, $500 million of long-term debt in December of 2009 and the adoption of the new accounting requirements related to the accounts receivable facilities. These items were partially offset by the $250.6 million tender offer repurchase of long-term debt in April 2009, the floating rate maturity in November 2009 and the term loan repayment in December 2009 coupled with lower short-term interest rates and borrowings. Other, net, increased $9.9 million primarily due to favorable AFUDC rates and a reclassification of interest expense related to the adoption of new accounting requirements noted above.
Income Taxes
Income taxes for the first six months of 2010 were $125.2 million, an increase of $18.5 million compared to the first six months of 2009, mainly attributable to higher pre-tax income. The effective tax rates for the first six months of 2010 were 35.7% compared to 40.7% for the comparable period last year. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199. The decrease of 5.0% in the effective tax rate in 2010 versus 2009 is due to an increase in estimated Section 199 deductions as a result of higher projected taxable income in 2010 versus 2009, a decrease in tax expense related to AFUDC – Equity and the regulatory treatment of certain depreciation differences, and the impact of state income tax adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Discontinued Operations
There was no impact to net income in 2010 from discontinued operations compared to a net loss of $11.6 million in 2009. The loss in 2009 is primarily attributable to an adjustment to the reserve for litigation and adjustments from businesses disposed of during 2008, including the dispositions of Northern Utilities and Granite State Gas.
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
Operating Activities
Net cash from operating activities for the six months ended June, 2010 was $402.5 million, a decrease of $837.3 million compared to the first six months of 2009. Gas price fluctuations and the related approved rates for recovery significantly impacted working capital when comparing the two periods. During the first six months of 2010 over-collected gas costs at December 31, 2009 were returned to the customer and the six months ended in an under-recovered position resulting in a $252.3 million use of working capital. Conversely, during the first six months of 2009, under-collected gas costs at December 31, 2008 were collected from the customer resulting in a $566.8 million source of working capital. Additionally, beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings. Although there have been no changes in the operation of the accounts receivable securitization programs, the application of the new accounting guidance resulted in a reduction in cash from operations of $241.9 million.
Income Tax Refunds. In the third quarter of 2009, NiSource filed its consolidated federal income tax return reflecting a significant tax loss primarily due to its change in method of accounting related to capitalizing certain costs. Under the new tax accounting method, NiSource recorded federal and state income tax receivables of $295.7 million. In 2009, $267.6 million of these refunds were received. The majority of the remaining balance was received in the first six months of 2010.
Tawney Settlement. NiSource’s share of the settlement liability is up to $338.8 million. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of June 30, 2010, NiSource had contributed a total of $318.2 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of June 30, 2010, $20.6 million of the maximum settlement liability had not been paid. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator. Refer to Part II, Item 1, “Legal Proceedings,” for additional information.
Pension and Other Postretirement Plan Funding. NiSource expects to make contributions of approximately $161.0 million to its pension plans and approximately $49.1 million to its postretirement medical and life plans in 2010, which could change depending on market conditions. For the six months ended June 30, 2010, NiSource contributed $1.7 million to its pension plans and $28.0 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the six months ended June 30, 2010 were $336.9 million, compared to $385.8 million for the first six months of 2009. Capital expenditures were delayed somewhat during the first half of 2010 due primarily to weather. NiSource continues to project 2010 capital expenditures to be approximately $900 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Restricted cash was $212.7 million and $174.7 million as of June 30, 2010 and December 31, 2009, respectively. The increase in restricted cash was due primarily to the change in forward gas prices which resulted in increased net margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.
NiSource received insurance proceeds for capital repairs of $0.5 million and $54.6 million for the first six months of 2010 and 2009, respectively, related to hurricanes and other incidents.
Financing Activities
Long-term Debt. Refer to Note 16, “Long-term debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.
Credit Facilities. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. NiSource currently intends to negotiate a new credit facility prior to March 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. During September 2008, NiSource Finance entered into an additional $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that was originally due to expire on March 23, 2009. However, on February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan. The two year term loan was subsequently repaid in December 2009 with proceeds from the December 4, 2009, $500.0 million debt offering.
NiSource Finance had $73.5 million in outstanding borrowings on its five-year revolving credit facility at June 30, 2010, at a weighted average interest rate of 0.73%, and borrowings of $103.0 million at December 31, 2009, at a weighted average interest rate of 0.59%.
As of June 30, 2010, NiSource had $139.3 million of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 11, Transfers of Financial Assets.
As of June 30, 2010 and December 31, 2009, NiSource had $41.5 million and $85.0 million, respectively, of stand-by letters of credit outstanding under its five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.
As of June 30, 2010, an aggregate of $1,385.0 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables. Refer to Note 11, “Transfers of financial assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of accounts receivable.
All accounts receivables sold to the commercial paper conduits are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined, in part, by required loss reserves under the agreements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of electricity. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $21.1 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. Under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s, or falls below BB or Ba2 at either Standard and Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s and Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
Contractual Obligations. There were no material changes recorded in the first half of 2010 to NiSource’s uncertain tax positions recorded as of December 31, 2009.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.3 million and $6.6 million for the quarter and six months ended June 30, 2010, respectively, and $4.5 million and $10.0 million for the quarter and six months ended June 30, 2009, respectively.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.1 million and zero for the second quarter of 2010, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
Refer to “Critical Accounting Policies” included in this Item and Note 9, “Risk Management Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $368.7 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
NiSource has purchase and sales agreement guarantees totaling $30.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has other guarantees outstanding. Refer to Note 19-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Information
Critical Accounting Policies
Goodwill. NiSource’s goodwill assets at June 30, 2010 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. The goodwill balance also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2010. The fair value of each reporting unit substantially exceeded the carrying value based on this impairment test. Refer to Note 12, “Goodwill Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information concerning NiSource’s annual goodwill test.
Recently Adopted Accounting Pronouncements
Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
International Financial Reporting Standards
On November 14, 2008, the SEC issued a proposed IFRS “road map” which outlined several milestones that need to be addressed prior to making the adoption to IFRS mandatory by U.S. filers. In February 2010, the SEC released a statement supporting a single set of high quality globally acceptable accounting standards, but acknowledged issues raised in the road map comment process. The SEC is expected to provide an update on progress towards IFRS adoption preconditions and to make a determination in 2011 about whether to require mandatory adoption of IFRS for all U.S. issuers. According to the SEC’s recent announcements, large accelerated filers, including NiSource, could be required to file IFRS financial statements in 2015.
The accounting differences between U.S. GAAP and IFRS are complex and significant in many aspects, and conversion to IFRS would have broad impacts across NiSource. In addition to financial statement and disclosure changes, converting to IFRS would involve changes to processes and controls, regulatory and management reporting, financial reporting systems, and most areas of the organization. NiSource began a comprehensive evaluation in the third quarter of 2010 to analyze the requirements and impacts of converting to IFRS.
2010 Health Care Act
The 2010 Health Care Act includes a provision eliminating, effective January 1, 2013, the tax deductibility of retiree health care costs to the extent of federal subsidies received under the Retiree Drug Subsidy program. When the Retiree Drug Subsidy was created by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, NiSource recorded a deferred tax asset reflecting the exclusion of the expected future Retiree Drug Subsidy from taxable income. At the same time, an offsetting regulatory liability was established to reflect NiSource’s obligation to reduce income taxes collected in future rates. ASC Topic 740 — Income Taxes requires the impact of a change in tax law to be immediately recognized in continuing operations in the income statement for the period that includes the enactment date. In the first quarter of 2010, NiSource reversed its deferred tax asset of $6.2 million related to previously excludable Retiree Drug Subsidy payments expected to be received after January 1, 2013, which was completely offset by the reversal of the related regulatory liability. There was no impact on income tax expense recorded in the Condensed Statements of Consolidated Income (unaudited) for the second quarter of 2010.
A provision of the 2010 Health Care Act requires the elimination, effective January 1, 2011, of lifetime and restrictive annual benefit limits from certain medical plans. The NiSource Life and Medical Benefits Program covers both active and retired individuals and caps lifetime benefits to certain retirees. NiSource examined the provisions of the 2010 Health Care Act and determined the enactment of the law in the first quarter of 2010 qualified as a significant event requiring remeasurement of the other postretirement benefit obligation and plan assets as of March 31, 2010. The remeasurement resulted in an increase to the other postretirement benefit obligation, net of plan assets, of $39.7 million and corresponding increases to regulatory assets and AOCI of $35.7 million and $4.0 million, respectively. Net periodic postretirement benefit cost for 2010 will increase by approximately $4.0 million, $1.3 million of which was recognized during second quarter 2010. All significant

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
actuarial assumptions used in the remeasurement remained the same as the December 31, 2009 valuation. During second quarter 2010 the Department of the Treasury, the Department of Labor, and the Department of Health and Human Services provided clarification of the provisions of the 2010 Health Care Act which indicated the legislation does not apply to retiree-only medical plans. NiSource continues to evaluate the structure of its medical plan in light of the new guidance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Net Revenues
Sales Revenues	$554.7	$557.5	$2,105.9	$2,512.8
Less: Cost of gas sold (excluding depreciation and amortization)	255.5	275.6	1,197.5	1,590.4

Net Revenues	299.2	281.9	908.4	922.4

Operating Expenses
Operation and maintenance	184.8	187.4	443.0	456.7
Depreciation and amortization	63.4	62.9	125.9	123.3
Other taxes	32.5	27.7	85.9	95.3

Total Operating Expenses	280.7	278.0	654.8	675.3

Operating Income	$18.5	$3.9	$253.6	$247.1

Revenues ($ in Millions)
Residential	295.7	337.7	1,193.5	1,753.1
Commercial	88.9	112.4	405.1	610.8
Industrial	37.6	44.9	114.6	144.1
Off System	87.3	57.4	171.9	132.8
Other	45.2	5.1	220.8	(128.0)

Total	554.7	557.5	2,105.9	2,512.8

Sales and Transportation (MMDth)
Residential	25.9	32.6	155.2	165.2
Commercial	23.2	23.4	96.0	101.4
Industrial	85.1	74.0	186.0	170.6
Off System	27.2	13.9	43.1	30.1
Other	0.2	0.2	0.7	0.5

Total	161.6	144.1	481.0	467.8

Heating Degree Days	408	574	3,298	3,524
Normal Heating Degree Days	608	608	3,508	3,508
% (Warmer) Colder than Normal	(33%)	(6%)	(6%)	0%

Customers
Residential			3,003,035	2,987,144
Commercial			275,246	274,871
Industrial			7,707	7,861
Other			81	80

Total			3,286,069	3,269,956

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Bear Garden Station
Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 580 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station. Bear Garden station was placed into service in July 2010 and the project was on schedule and under budget.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments and cost recovery and trackers for the Gas Distribution Operations segment.
Customer Usage. The NiSource distribution companies have experienced declining usage by customers, due in large part to the sensitivity of sales to volatility in commodity prices, as well as general economic conditions. A significant portion of the LDCs’ operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. During times of unusually high gas prices, throughput and net revenue have been adversely affected as customers may reduce their usage as a result of higher gas cost or other economic conditions. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. In regulatory proceedings in 2009, Bay State and Columbia of Virginia received approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Each of the states in which the NiSource LDCs operate have different requirements regarding the procedure for establishing such changes and NiSource is considering similar changes through regulatory proceedings for its other gas distribution utilities.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of June 30, 2010, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on restructuring activities for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operation’s territories for the second quarter of 2010 was 33% warmer than normal and 29% warmer than the second quarter in 2009.
Weather in the Gas Distribution Operation’s territories for the first six months of 2010 was 6% warmer than normal and 6% warmer compared to the same period in 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Throughput
Total volumes sold and transported of 161.6 MMDth for the second quarter of 2010 increased by 17.5 MMDth from the same period last year. This increase in volume was primarily due to higher industrial usage and off-system sales, partially offset by a decrease in residential usage.
Total volumes sold and transported of 481.0 MMDth for the first six months of 2010 increased by 13.2 MMDth from the same period last year. This increase in volume was primarily due to higher industrial usage and off-system sales, partially offset by a decrease in residential usage.
Net Revenues
Net revenues for the second quarter of 2010 were $299.2 million, an increase of $17.3 million from the same period in 2009, due primarily to an increase of $23.2 million for regulatory and service programs, including approximately $10.4 million due to the impact for Columbia of Ohio’s change from a volumetrically based rate design to one based on fixed monthly charges for certain customer classes. The favorable impact experienced in the current quarter from the change in the rate design partially offsets the unfavorable impact from the first quarter of 2010. The remaining increase for regulatory and service programs relates to impacts from rate cases at various utilities and the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program. Net revenues also increased $13.4 million from higher off-system sales. These increases in net revenues were partially offset by $8.5 million due to the effects of warmer weather, $5.7 million for a reserve related to a prior period contract, and lower net regulatory and tax trackers of $3.4 million, which are offset in expense.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2010 was a revenue decrease of $6.9 million and an increase of $113.9 million, respectively, compared to a decrease of $26.6 million and $209.0 million for the three and six months ended June 30, 2009, respectively.
Net revenues for the six months ended June 30, 2010 were $908.4 million, a decrease of $14.0 million from the same period in 2009, due primarily to the impact of warmer weather of $14.2 million and decreases in net regulatory and tax trackers of $13.5 million, which are offset in expense. Additionally, there was an approximately $10.4 million decrease due to Columbia of Ohio’s change from a volumetrically based rate design to one based on fixed monthly charges for certain customer classes. The revenue variance will be offset in future periods as the change in rate design creates timing differences which spreads the recovery of costs throughout the year. Net revenues were also negatively affected due to a $5.7 million reserve from a prior period contract, $5.1 million due to decreased commercial and residential margins, and $5.0 million in forfeited discounts and late payments. The decreases in net revenues were partially offset by an increase of $27.9 million for other regulatory and service programs, including impacts from rate cases at various other utilities and the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program. Additionally, there was an increase in off-system sales of $12.1 million.
Operating Income
For the second quarter of 2010, Gas Distribution Operations reported operating income of $18.5 million, an increase of $14.6 million from the comparable 2009 period. Operating Income increased as a result of higher net revenues described above, partially offset by higher operating expenses. Operating expenses increased $2.7 million due to an increase in other taxes, primarily property tax, of $4.8 million and an increase in employee and administration costs of $3.9 million. These increases in operating expenses were partially offset by a $4.9 million decrease in regulatory trackers, which are offset in revenues, and a $3.1 million decrease in uncollectible accounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
For the six months ended June 30, 2010, Gas Distribution Operations reported operating income of $253.6, an increase of $6.5 million from the comparable 2009 period. The increase in operating income was primarily attributable to lower operating expenses which was partially offset by the decrease in revenue described above. Operating expenses decreased $20.5 million due primarily to lower tax and regulatory trackers, offset in net revenues, of $13.5 million, a decrease in uncollectible accounts of $3.9 million, and lower environmental costs of $2.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Operating Revenues
Transportation revenues	$161.7	$159.8	$358.9	$354.3
Storage revenues	49.7	48.2	99.1	93.4
Other revenues	5.9	1.1	15.9	3.7

Total Operating Revenues	217.3	209.1	473.9	451.4

Operating Expenses
Operation and maintenance	96.4	82.8	188.2	195.3
Depreciation and amortization	31.5	30.2	63.0	59.6
Gain on sale of assets	-	-	(0.1)	(2.0)
Other taxes	14.9	13.9	29.8	29.8

Total Operating Expenses	142.8	126.9	280.9	282.7

Equity Earnings in Unconsolidated Affiliates	0.4	(2.6)	7.8	3.8

Operating Income	$74.9	$79.6	$200.8	$172.5

Throughput (MMDth) *
Columbia Transmission	171.5	170.1	559.0	578.5
Columbia Gulf	197.1	244.1	400.0	513.2
Crossroads Gas Pipeline	5.6	8.8	13.7	17.4
Intrasegment eliminations	(142.6)	(156.6)	(281.6)	(328.8)

Total	231.6	266.4	691.1	780.3

* Represents billed throughput for all periods presented
NiSource’s Gas Transmission and Storage Operations segment primarily consists of the operations of Columbia Transmission, Columbia Gulf, Crossroads Pipeline, and Central Kentucky Transmission. In total, NiSource owns a pipeline network of approximately 16,000 miles extending from the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in 16 northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the Gas Transmission and Storage Operations segment operates one of the nation’s largest underground natural gas storage systems.
During 2010, Gas Transmission and Storage Operations most significant projects are as follows:
Cobb Compressor Station Project. This project continues the Gas Transmission and Storage Operations segment strategy to meet producers’ near-term, incremental transportation demand in the Appalachian Basin. Shippers have also executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Expansion was placed into service on May 17, 2010.
Majorsville, PA Project. The Gas Transmission and Storage Operations segment is in the process of executing three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009. In 2010, Columbia Transmission filed with the FERC two application to transfer certain pipeline facilities to a newly formed affiliate, NiSource Midstream, LLC, that, once approved, will be part of the facilities providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. The Majorsville, PA project is expected to begin service during the third quarter 2010.
Clendenin Project. Construction is currently under way to modify existing facilities in the Clendenin area in West Virginia to move Marcellus production to liquid market centers. The Clendenin project allows Gas Transmission and Storage to meet incremental demand of up to 150,000 Dth per day. Long term firm transportation contracts for

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
130,000 Dth have been executed to begin third quarter 2010 and second quarter 2011. Total capital required for the Clendenin project is approximately $18 million.
East Lateral Project. Gas Transmission and Storage is in the process of executing a $4.2 million project that, with modification of existing facilities on the Columbia Gulf East Lateral, allows it to provide firm transportation services for up to 300,000 Dth per day. Firm transportation contracts to transport up to 250,000 Dth per day of unprocessed gas to a processing plant in Centerville, Louisiana have been executed for five-year terms. Gas Transmission and Storage requested FERC approval to complete this project in an application filed in May 2010 and service is expected to commence by the third quarter 2010.
During 2009, Gas Transmission and Storage Operations placed a number of projects into service. The Line 1570 project allowed Columbia Transmission to gather and transport phased in gas volumes of up to 150,000 Dth per day in October 2008 and March 2009, with facilities substantially completed and incremental volumes delivered in fourth quarter of 2009 and during 2010. The Columbia Penn project provided phased in access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation that underlies Columbia Transmission’s transmission and storage network in the region in February and November 2009. The Eastern Market Expansion project allowed Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities, adding 97,000 Dth per day of storage and transportation deliverability beginning on April 1, 2009. The Ohio Storage project expanded two Ohio storage fields, adding capacity of nearly 7 Bcf and 103,400 Dth per day of deliverability beginning in May 2009 with full service achieved during the fourth quarter of 2009 under FERC authorized market-based rates. The Appalachian Expansion project included a new compressor station and added 100,000 Dth per day of transportation capacity beginning on July 1, 2009. The Easton Compressor Station project increased delivery capacity of 30,000 Dth per day commencing in the fourth quarter of 2009. The Eastern Market Expansion, Ohio Storage, and Appalachian Expansion projects are all fully subscribed on a firm basis.
Equity Investments
Millennium Pipeline. Columbia Transmission owns a 47.5% interest in Millennium Pipeline Company, L.L.C., which operates approximately 247 miles of pipeline granted under the authority of the FERC. Columbia Transmission acts as operator for the pipeline in partnership with DTE Millennium Company and National Grid Millennium LLC, which each own an equal remaining share of the company. The Millennium pipeline has the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, which lies between Corning, New York and Ramapo, New York, as well as to the New York City market through its pipeline interconnections.
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. As of June 30, 2010, Millennium owed $798.9 million under the interim bank credit agreement, which expires August 29, 2010. During construction in 2008, Millennium entered into interest rate swap agreements with seven counterparties for a notional amount totaling $420 million in order to protect against the risk of increasing interest rates prior to the issuance of permanent financing. These interest rate swap derivatives are primarily accounted for as cash flow hedges by Millennium, with ineffectiveness recorded in earnings. On July 20, 2010 Millennium completed pricing on two tranches of fixed-rate notes in the private placement market totaling $725 million, and the associated interest rate swaps were terminated. Millennium will issue the notes, settle the interim financing, terminate the sponsor guarantee, and cash settle the interest rate hedges on August 26, 2010. Additional information on the guarantee is provided in Note 19-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Columbia Transmission contributed cash and property to Millennium of $0.7 million and $20.2 million for the six months ended June 30, 2010 and 2009, respectively.
Hardy Storage. Hardy Storage is a joint venture between subsidiaries of Columbia Transmission and Piedmont that manages an underground storage field in Hardy and Hampshire counties in West Virginia. Columbia Transmission serves as operator of the company, which is regulated by the FERC. Hardy Storage has a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day.
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
Hardy Storage distributed $7.9 million of earnings to each of its partners during the second quarter 2010.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the six months ended June 30, 2010, approximately 91.7% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 4.7% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 89.7% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 4.8% of transportation revenues derived from usage fees under firm contracts for the six months ended June 30, 2009.
Interruptible transportation service includes park and loan service and is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the six months ended June 30, 2010 and 2009, approximately 3.6% and 5.5%, respectively, of the transportation revenues were derived from interruptible contracts.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Gas Transmission and Storage Operations segment.
Environmental Matters
Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of June 30, 2010, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
“Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on restructuring activities for the Gas Transmission and Storage Operations segment.
Throughput
Columbia Transmission’s throughput consists of city gate deliveries of transportation and storage services for LDCs and other customers within its market area, which covers portions of Northeastern, mid-Atlantic, Midwestern, and Southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services delivered to Leach, Kentucky and short-haul transportation services for gas delivered south of Leach, Kentucky. Crossroads Pipeline serves customers in Northern Indiana and Ohio. Intra-segment eliminations represent gas delivered to another affiliated pipeline within this segment.
Throughput for the Gas Transmission and Storage Operations segment totaled 231.6 MMDth for the second quarter of 2010, compared to 266.4 MMDth for the same period in 2009. The decrease of 34.8 MMDth for the three-month period was attributable to impacts of competition driven from other pipelines constructed near Columbia Gulf’s south Louisiana onshore lateral system partially offset by increased transportation of production from the Haynesville and Barnett shale areas. Columbia Transmission also had slightly higher deliveries to power generation plants to satisfy cooling demand during a warmer than normal spring and early summer.
Throughput for the Gas Transmission and Storage Operations segment totaled 691.1 MMDth for the first six months of 2010, compared to 780.3 MMDth for the same period in 2009. The decrease of 89.2 MMDth was primarily due to a significant level of competing pipelines constructed over this timeframe near Columbia Gulf’s system. Increased production in the Marcellus shale region as well as increasing capacity for LNG to reach the Northeast have contributed to Columbia Gulf’s throughput decline by displacing gas previously transported by Columbia Gulf to Columbia Transmission. These decreases have been partially offset by increased transportation of production from the Haynesville and Barnett shale areas and favorable spring and early summer weather.
Net Revenues
Net revenues were $217.3 million for the second quarter of 2010, an increase of $8.2 million from the same period in 2009, primarily due to a $5.4 million increase as a result of fees received from a contract buy-out, a $3.0 million increase from demand margin revenue, and a $2.9 million increase from mineral rights leasing revenue. These were partially offset by a decrease of $4.6 million due to shorter term transportation and storage services.
Net revenues were $473.9 million for the first six months of 2010, an increase of $22.5 million from the same period in 2009, primarily due to a $13.7 million increase in demand margin revenue and by $8.3 million related to recognition of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing. Net revenues were also favorably impacted by $5.4 million of fees received from a contract buy-out during the period. These increases in net revenue were partially offset by a decrease of $5.7 million due to shorter term transportation and storage services.
Operating Income
Operating income was $74.9 million for the second quarter of 2010, a decrease of $4.7 million from the second quarter of 2009. This decrease is primarily due to increased operating expenses of $15.9 million. Operating expenses increased as a result of increased employee and administration costs of $7.4 million, higher maintenance and outside service expenses of $7.0 million, and increased materials and supplies expenses of $2.2 million. These decreases to operating income were partially offset by the increase in net revenues described above and $2.9 million in increased investment earnings in Millennium due primarily to lower interest charges in 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Operating income was $200.8 million for the first six months of 2010, an increase of $28.3 million from the comparable period in 2009. Operating income increased as a result of the increase in net revenues, as described above, as well as lower operating expenses and higher equity earnings. Operating expenses decreased $1.8 million primarily due to restructuring charges of $19.8 million recorded in the first quarter of 2009 and lower legal reserves of $2.3 million. These were partially offset by increases of $9.0 million in maintenance and outside service expenses, $8.7 million in employee and administration expenses, and $3.3 million in materials and supplies. Equity earnings increased as a result of $3.9 million in increased investment earnings in Millennium due primarily to lower interest charges in 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2010	2009		2010	2009

Net Revenues
Sales revenues	$342.5	$286.9		$662.5	$585.3
Less: Cost of sales (excluding depreciation and amortization)	130.9	107.4		247.5	227.4

Net Revenues	211.6	179.5		415.0	357.9

Operating Expenses
Operation and maintenance	94.7	96.2		186.0	191.0
Depreciation and amortization	52.9	51.2		105.2	101.6
Other taxes	14.4	9.1		29.1	25.0

Total Operating Expenses	162.0	156.5		320.3	317.6

Operating Income	$49.6	$23.0		$94.7	$40.3

Revenues ($ in millions)
Residential	88.0	85.6		177.0	180.7
Commercial	89.9	90.7		175.2	185.9
Industrial	125.4	104.7		241.8	221.6
Wholesale	6.1	3.8		11.1	6.0
Other	33.1	2.1		57.4	(8.9)

Total	342.5	286.9		662.5	585.3

Sales (Gigawatt Hours)
Residential	810.5	758.8		1,657.5	1,601.6
Commercial	952.0	934.5		1,887.3	1,903.1
Industrial	2,111.0	1,789.9		4,141.8	3,778.9
Wholesale	172.3	118.7		305.7	176.3
Other	39.8	44.0		81.2	79.1

Total	4,085.6	3,645.9		8,073.5	7,539.0

Cooling Degree Days	277	197		277	197
Normal Cooling Degree Days	230	230		230	230
% Warmer (Colder) than Normal	20%	(14%	)	20%	(14%	)

Electric Customers
Residential				399,856	398,097
Commercial				53,656	53,386
Industrial				2,426	2,452
Wholesale				15	11
Other				742	752

Total				456,695	454,698

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 456.7 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments, MISO, and cost recovery and trackers for the Electric Operations segment.
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of June 30, 2010, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.
Restructuring
Refer to Note 4, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on restructuring activities for the Electric Operations segment.
Sales
Electric Operations sales quantities for the second quarter of 2010 were 4,085.6 gwh, an increase of 439.7 gwh compared to the second quarter of 2009. The increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions. Within the industrial customer base, the major steel companies’ production bottomed near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers.
Electric Operations sales quantities for the first six months of 2010 were 8,073.5 gwh, an increase of 534.5 gwh compared to the first six months of 2009. The increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions. Within the industrial customer base, the major steel companies’ production bottomed near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers.
Net Revenues
Net revenues were $211.6 million for the second quarter of 2010, an increase of $32.1 million from the same period in 2009, primarily due to increased margins of $21.7 million. The increase in margins primarily relates to industrial and residential margins. Additionally, there was a $5.1 million increase in environmental trackers that are partly offset in operating expense. The remaining increase in net revenues is a result of warmer weather resulting in an increase of $2.8 million and an increase in off-system sales of $1.3 million.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered fuel and purchased power from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2010 was a revenue decrease of $6.9 million and an increase of $113.9 million, respectively, compared to a decrease of $26.6 million and $209.0 million for the three and six months ended June 30, 2009, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Net revenues were $415.0 million for the first six months of 2010, an increase of $57.1 million from the same period in 2009. This increase was due higher margins of $31.9 million primarily due to increased industrial and residential margins. Additionally, there was an increase in off-system sales of $11.8 million, including an adjustment of $9.0 million to reduce off-system sales in 2009 resulting from a FAC settlement. The remaining increase in net revenues is a result of a $9.5 million increase in environmental trackers that are partly offset in operating expense and $2.0 million as a result of slightly warmer weather.
Operating Income
Operating income for the second quarter of 2010 was $49.6 million, an increase of $26.6 million from the same period in 2009, due to the increase in net revenues described above which was partially offset by higher operating expenses. Operating expenses increased $5.5 million due to higher property tax of $5.0 million, $3.2 million in increased costs related to storm damage, increased employee and administration costs of $2.6 million, and higher depreciation costs of $1.7 million. These increases in expense were partially offset by a decrease of $6.4 million for a legal reserve, which was recorded in 2009.
Operating income for the first six months of 2010 was $94.7 million, an increase of $54.4 from the same period in 2009, due to higher net revenues discussed above, partially offset by an increase in operating expenses. Operating expenses increased $2.7 million due to higher environmental costs of $4.7 million and property taxes of $4.2 million. Additionally, depreciation increased by $3.6 million and there was an increase of $2.2 million in costs related to storm damage. These increases in expense were partially offset by a decrease of $6.4 million for a legal reserve, which was recorded in 2009, lower electric generation costs of $3.7 million, and a decrease of $2.6 million in employee and administration costs.

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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NiSource in the reports that it files or submits under the Exchange Act is accumulated and communicated to NiSource’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II
ITEM 1.  LEGAL PROCEEDINGS
NiSource Inc.
1.             Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement, which has since been drawn down as settlement payments have been made. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of June 30, 2010, NiSource had contributed a total of $318.2 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of June 30, 2010, $20.6 million of the maximum settlement liability had not been paid. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
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
ITEM 1A.  RISK FACTORS
There are many factors that could have a material adverse effect on NiSource’s operating results, financial condition and cash flows. New risks may emerge at any time, and NiSource cannot predict those risks or estimate the extent to which they may affect financial performance. In addition to the risks listed in the “Risk Factors” section of NiSource’s 2009 Form 10-K filed with the SEC on February 26, 2010, the risks described below could adversely impact the value of NiSource’s securities.
Continued adverse economic and market conditions or increases in interest rates could reduce net revenue growth, increase costs, decrease future net income and cash flows and impact capital resources and liquidity needs.
The credit markets and the general economy have been experiencing a period of large-scale turmoil. While the ultimate outcome of these events cannot be predicted, it may have an adverse material effect on NiSource.
A continued decline in the economy impacting NiSource’s operating jurisdictions could adversely affect NiSource’s ability to grow its customer base and collect revenues from customers, which could reduce net revenue growth and increase operating costs. An increase in the interest rates NiSource pays would adversely affect future net income and cash flows. In addition, NiSource depends on debt to finance its operations, including both working capital and capital expenditures, and would be adversely affected by increases in interest rates. The current economic downturn and tightening of access to credit markets, coupled with NiSource’s current credit ratings, could impact NiSource’s ability to raise additional capital or refinance debt at a reasonable cost. Refer to Note 16, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information related to outstanding long-term debt and maturities of that debt.
NiSource’s costs of compliance with environmental laws are significant. The costs of compliance with future environmental laws and the incurrence of environmental liabilities could impact cash flow and profitability.
NiSource’s subsidiaries are subject to extensive federal, state and local environmental requirements that, among other things, regulate air emissions, water usage and discharges, remediation and the management of chemicals, hazardous waste, solid waste, and coal combustion residuals. Compliance with these legal obligations requires NiSource to make expenditures for installation of pollution control equipment, remediation, environmental monitoring, emissions fees and permits at many of NiSource’s facilities. These expenditures are significant, and NiSource expects that they will continue to be significant in the future.
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
Because NiSource operations deal with natural gas and coal fossil fuels, emissions of GHGs are an expected aspect of the business. While NiSource attempts to reduce GHG emissions through efficiency programs, leak detection, and other programs, GHG emissions cannot be entirely eliminated. Future legislative and regulatory programs could significantly restrict emissions of GHGs or could impose a cost or tax on GHG emissions. Recently, proposals have been developed to implement state and regional GHG programs, to create federal legislation to limit GHG emissions (such as the Waxman-Markey bill, which passed the U.S. House of Representatives), and to create national renewable portfolio standards. The EPA is also taking action to regulate GHGs under the CAA. Imposing statutory or regulatory restrictions and/or costs on GHG emissions could increase NiSource’s cost of producing energy, which could impact customer demand or NiSource’s profitability. Compliance costs associated with these requirements could also affect NiSource’s cash flow. The cost impact of any new or amended GHG legislation or regulations would depend upon the specific requirements enacted and cannot be determined at this time.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.  (REMOVED AND RESERVED)
ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)	NiSource, Inc. 2010 Omnibus Incentive Plan (Incorporated by reference to Exhibit B to the NiSource, Inc. Definitive Proxy Statement dated April 12, 2010).

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

NiSource Inc.

(Registrant)

Date: August 3, 2010	By:	/s/ Jon D. Veurink

Jon D. Veurink
Vice President and Chief Accounting Officer
(Principal Accounting Officer
and Duly Authorized Officer)