Form 10-Q
period 2010-09-30
NISOURCE INC/DE
filed 2010-10-29
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 278,305,866 shares outstanding at September 30, 2010.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, LLC
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
2010 Health Care Act	The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed into law by the President on March 23, 2010 and March 30, 2010, respectively
ACES	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
Ameren	Ameren Services Company
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule

DEFINED TERMS

CARE	Conservation and Ratemaking Efficiency
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last in first out
Mcf	Million cubic feet
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland PLC

DEFINED TERMS

RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I
ITEM 1.  FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Net Revenues
Gas Distribution	$327.0	$294.4	$2,122.4	$2,456.0
Gas Transportation and Storage	270.7	242.3	905.5	898.7
Electric	397.7	320.0	1,056.1	902.2
Other	142.7	118.2	583.9	708.6

Gross Revenues	1,138.1	974.9	4,667.9	4,965.5
Cost of Sales (excluding depreciation and amortization)	420.0	317.9	2,145.4	2,560.2

Total Net Revenues	718.1	657.0	2,522.5	2,405.3

Operating Expenses
Operation and maintenance	382.1	358.6	1,198.8	1,203.4
Depreciation and amortization	153.1	148.8	454.5	440.7
Impairment and loss on sale of assets, net	1.1	7.6	1.2	6.4
Other taxes	62.0	54.2	213.4	210.9

Total Operating Expenses	598.3	569.2	1,867.9	1,861.4

Equity Earnings in Unconsolidated Affiliates	3.5	5.8	11.3	9.6

Operating Income	123.3	93.6	665.9	553.5

Other Income (Deductions)
Interest expense, net	(97.6)	(105.0)	(294.8)	(300.7)
Other, net	2.1	2.4	7.3	(2.3)
Gain on early extinguishment of long-term debt	-	-	-	2.5

Total Other Deductions	(95.5)	(102.6)	(287.5)	(300.5)

Income/(Loss) from Continuing Operations before Income Taxes	27.8	(9.0)	378.4	253.0
Income Tax (Benefit) Expense	(5.6)	4.2	119.6	111.0

Income/(Loss) from Continuing Operations	33.4	(13.2)	258.8	142.0

(Loss)/Income from Discontinued Operations - net of taxes	(0.2)	0.2	(0.3)	(11.2)
Gain (Loss) on Disposition of Discontinued Operations - net of taxes	-	(2.4)	0.1	(2.6)

Net Income (Loss)	$33.2	$(15.4)	$258.6	$128.2

Basic Earnings (Loss) Per Share
Continuing operations	$0.12	$(0.05)	$0.93	$0.52
Discontinued operations	-	-	-	(0.05)

Basic Earnings (Loss) Per Share	$0.12	$(0.05)	$0.93	$0.47

Diluted Earnings (Loss) Per Share
Continuing operations	$0.12	$(0.05)	$0.93	$0.51
Discontinued operations	-	-	-	(0.04)

Diluted Earnings (Loss) Per Share	$0.12	$(0.05)	$0.93	$0.47

Dividends Declared Per Common Share	$0.23	$0.23	$0.92	$0.92

Basic Average Common Shares Outstanding	278.1	275.4	277.5	274.8
Diluted Average Common Shares	279.9	275.4	278.9	277.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	September 30,	December 31,
(in millions)	2010	2009

ASSETS
Property, Plant and Equipment
Utility Plant	$19,274.3	$19,041.1
Accumulated depreciation and amortization	(8,445.0)	(8,387.1)

Net utility plant	10,829.3	10,654.0

Other property, at cost, less accumulated depreciation	92.2	34.0

Net Property, Plant and Equipment	10,921.5	10,688.0

Investments and Other Assets
Assets of discontinued operations and assets held for sale	8.2	14.6
Unconsolidated affiliates	201.8	165.8
Other investments	144.5	129.2

Total Investments and Other Assets	354.5	309.6

Current Assets
Cash and cash equivalents	10.9	16.4
Restricted cash	276.5	174.7
Accounts receivable (less reserve of $41.3 and $39.6, respectively)	517.8	808.6
Income tax receivable	97.6	24.9
Gas inventory	438.8	384.8
Underrecovered gas and fuel costs	136.1	40.2
Materials and supplies, at average cost	94.6	102.3
Electric production fuel, at average cost	37.1	59.9
Price risk management assets	215.6	173.3
Exchange gas receivable	73.2	72.5
Regulatory assets	194.3	238.3
Assets of discontinued operations and assets held for sale	-	1.4
Prepayments and other	103.0	126.3

Total Current Assets	2,195.5	2,223.6

Other Assets
Price risk management assets	280.2	237.6
Regulatory assets	1,641.0	1,644.1
Goodwill	3,677.3	3,677.3
Intangible assets	311.4	319.6
Postretirement and postemployment benefits assets	20.2	19.8
Deferred charges and other	123.8	152.1

Total Other Assets	6,053.9	6,050.5

Total Assets	$19,525.4	$19,271.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	September 30,	December 31,
(in millions, except share amounts)	2010	2009

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 278,305,866 and 276,638,021 shares issued and outstanding, respectively	$2.8	$2.8
Additional paid-in capital	4,091.4	4,057.6
Retained earnings	868.5	865.5
Accumulated other comprehensive loss	(57.4)	(45.9)
Treasury stock	(27.4)	(25.9)

Total Common Stockholders’ Equity	4,877.9	4,854.1
Long-term debt, excluding amounts due within one year	5,964.3	5,969.1

Total Capitalization	10,842.2	10,823.2

Current Liabilities
Current portion of long-term debt	726.9	719.7
Short-term borrowings	724.6	103.0
Accounts payable	242.9	502.3
Dividends payable	64.2	0.2
Customer deposits and credits	290.5	301.2
Taxes accrued	168.4	212.9
Interest accrued	85.6	125.4
Overrecovered gas and fuel costs	26.3	220.4
Price risk management liabilities	256.5	190.1
Exchange gas payable	211.0	222.2
Deferred revenue	4.5	27.3
Regulatory liabilities	98.7	43.8
Accrued liability for postretirement and postemployment benefits	7.6	23.6
Liabilities of discontinued operations and liabilities held for sale	-	0.6
Legal and environmental reserves	73.2	146.1
Other accruals	270.3	310.8

Total Current Liabilities	3,251.2	3,149.6

Other Liabilities and Deferred Credits
Price risk management liabilities	218.7	170.2
Deferred income taxes	2,207.7	2,018.2
Deferred investment tax credits	35.1	39.6
Deferred credits	76.7	72.4
Deferred revenue	0.2	8.5
Accrued liability for postretirement and postemployment benefits	1,029.5	1,134.2
Liabilities of discontinued operations and liabilities held for sale	-	6.2
Regulatory liabilities and other removal costs	1,562.3	1,558.8
Asset retirement obligations	134.3	138.2
Other noncurrent liabilities	167.5	152.6

Total Other Liabilities and Deferred Credits	5,432.0	5,298.9

Total Capitalization and Liabilities	$19,525.4	$19,271.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2010	2009

Operating Activities
Net Income	$258.6	$128.2
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Gain on early extinguishment of debt	-	(2.5)
Depreciation and amortization	454.5	440.7
Net changes in price risk management assets and liabilities	(4.2)	(11.3)
Deferred income taxes and investment tax credits	130.6	354.8
Deferred revenue	(22.7)	(1.3)
Stock compensation expense and 401(k) profit sharing contribution	23.2	8.3
Gain on sale of assets	(0.1)	(2.0)
Loss on impairment of assets	1.1	7.6
Income from unconsolidated affiliates	(11.1)	(9.2)
(Gain) loss on disposition of discontinued operations - net of taxes	(0.1)	2.6
Loss from discontinued operations - net of taxes	0.3	11.2
Amortization of discount/premium on debt	8.1	9.9
AFUDC equity	(4.9)	(0.6)
Distributions of earnings received from equity investee	7.9	-
Changes in Assets and Liabilities:
Accounts receivable	299.2	598.0
Income tax receivable	24.9	(295.7)
Inventories	(32.8)	(22.9)
Accounts payable	(266.8)	(447.4)
Customer deposits and credits	(10.7)	(30.8)
Taxes accrued	(96.1)	50.4
Interest accrued	(40.0)	(32.6)
(Under) overrecovered gas and fuel costs	(289.9)	589.4
Exchange gas receivable/payable	(12.9)	(14.0)
Other accruals	(22.7)	(77.8)
Prepayments and other current assets	32.4	34.5
Regulatory assets/liabilities	103.9	70.1
Postretirement and postemployment benefits	(142.3)	(60.9)
Deferred credits	(0.2)	(5.4)
Deferred charges and other non current assets	9.9	(1.6)
Other non current liabilities	(9.7)	16.3

Net Operating Activities from Continuing Operations	387.4	1,306.0
Net Operating Activities used for Discontinued Operations	(54.9)	(185.1)

Net Cash Flows from Operating Activities	332.5	1,120.9

Investing Activities
Capital expenditures	(553.7)	(586.0)
Insurance recoveries	3.5	61.4
Proceeds from disposition of assets	0.3	2.4
Restricted cash (deposits) withdrawals	(101.8)	69.4
Contributions to equity investees	(87.7)	(26.5)
Distributions from equity investees	23.8	-
Other investing activities	(45.9)	(31.2)

Net Investing Activities used for Continuing Operations	(761.5)	(510.5)
Net Investing Activities from Discontinued Operations	0.4	7.6

Net Cash Flow used for Investing Activities	(761.1)	(502.9)

Financing Activities
Issuance of long-term debt	-	965.1
Retirement of long-term debt	(16.3)	(365.9)
Change in short-term borrowings, net	621.6	(963.4)
Issuance of common stock	10.6	0.6
Acquisition of treasury stock	(1.4)	(0.9)
Dividends paid - common stock	(191.4)	(189.6)

Net Cash Flow from (used for) Financing Activities	423.1	(554.1)

Change in cash and cash equivalents from continuing operations	49.0	241.4
Cash contributions to discontinued operations	(54.5)	(177.5)
Cash and cash equivalents at beginning of period	16.4	20.6

Cash and Cash Equivalents at End of Period	$10.9	$84.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, net of taxes)	2010	2009	2010	2009

Net Income (Loss)	$33.2	$(15.4)	$258.6	$128.2
Other comprehensive income (loss)
Net gain on available-for-sale securities(a)	1.5	2.2	1.9	2.4
Net unrealized (losses) gains on cash flow hedges(b),(c)	(0.7)	12.9	(14.1)	109.5
Unrecognized pension benefit and OPEB costs(d)	2.3	0.6	0.7	1.8

Total other comprehensive income (loss)	3.1	15.7	(11.5)	113.7

Total Comprehensive Income	$36.3	$0.3	$247.1	$241.9

(a)	Net unrealized gain on available-for-sale securities, net of $0.9 million and $1.4 million tax expense in the third quarter of 2010 and 2009, respectively, and $1.1 million and $1.7 million tax expense for the first nine months of 2010 and 2009, respectively.

(b)	Net unrealized (losses) gains on derivatives qualifying as cash flow hedges, net of $0.5 million tax benefit and $9.1 million tax expense in the third quarter of 2010 and 2009, respectively, and $8.9 million tax benefit and $73.8 million tax expense for the first nine months of 2010 and 2009, respectively.

(c)	Net unrealized (losses) gains on cash flow hedges includes losses of $0.6 million and $15.0 million related to the unrealized losses of interest rate swaps held by NiSource’s unconsolidated equity method investments for the three and nine months ended September 30, 2010, respectively.

(d)	Unrecognized pension benefit and OPEB costs, net of $1.1 million and $0.4 million tax expense in the third quarter of 2010 and 2009, respectively, and $0.1 million and $1.1 million tax expense for the first nine months of 2010 and 2009, respectively.
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
At December 31, 2009, certain assets totaling $61.5 million were recorded in “Other property at cost less accumulated depreciation.” NiSource has corrected the classification of these assets as “Utility Plant” in the Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009.
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
3.      Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and the Forward Agreement (see Note 4). The calculation of diluted earnings per share for September 30, 2010 and 2009 excludes out-of-the-money stock options that had an anti-dilutive effect. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation for the three months ended September 30, 2009 is not presented since NiSource had a loss from continuing operations and net loss on the Condensed Statements of Consolidated Income (Loss) (unaudited) during the period. The computation of diluted average common shares follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2010	2010	2009

Denominator
Basic average common shares outstanding	278,088	277,538	274,758
Dilutive potential common shares
Shares contingently issuable under employee stock plans	957	903	2,423
Shares restricted under employee stock plans	410	368	108
Forward Agreements	415	138	-

Diluted Average Common Shares	279,870	278,947	277,289

4.      Forward Equity Agreement
On September 14, 2010, NiSource and Credit Suisse Securities (USA) LLC, as forward seller, closed an underwritten registered public offering of 24,265,000 shares of NiSource’s common stock. All of the shares sold were borrowed and delivered to the underwriters by the forward seller. NiSource did not receive any of the proceeds from the sale of the borrowed shares, but NiSource will receive proceeds upon settlement of the Forward Agreements referred to below.
In connection with the public offering, NiSource entered into forward sale agreements (“Forward Agreements”) with an affiliate of the forward seller covering an aggregate of 24,265,000 shares of NiSource’s common stock. Settlement of the Forward Agreements is expected to occur no later than September 10, 2012. Subject to certain exceptions, NiSource may elect cash or net share settlement for all or a portion of its obligations under the Forward Agreements. Upon any physical settlement of the Forward Agreements, NiSource will deliver shares of its common stock in exchange for cash proceeds at the forward sale price, which initially is $15.9638 and is subject to adjustment as provided in the Forward Agreements.
In accordance with ASC 815-40, NiSource has classified the Forward Agreement as an equity transaction. As a result of this classification, no amounts have been recorded in the consolidated financial statements as of and for the period ended September 30, 2010 in connection with the Forward Agreements. The only impact to the Condensed Consolidated Financial Statements (unaudited) is the inclusion of incremental shares within the calculation of fully diluted EPS under the treasury stock method. Refer to Note 3, “Earnings Per Share,” for additional information.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5.      Restructuring Activities
During the first quarter of 2009, NiSource began an organizational restructuring initiative in response to the decline in overall economic conditions.
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment took steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During the first nine months of 2009, NiSource recorded pre-tax restructuring charges of $20.0 million to “Operation and maintenance” expense on the Condensed Statement of Consolidated Income (Loss) (unaudited), which primarily includes costs related to severance and other employee related costs. No additional material charges have been recorded since the initial restructuring charge in the first quarter of 2009. The restructuring program was substantially completed in 2009.
In September 2009, NiSource announced the restructuring of Northern Indiana, which aims to redefine business and operations strategies and achieve cost reductions, and impacts both Electric Operations and Gas Distribution Operations. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million, which primarily includes costs related to severance and other employee related costs and outside service costs. The initial restructuring charge consisted of a $3.7 million and $1.7 million expense to the Electric and Gas Distributions Operations’ segments, respectively. During 2010, NiSource recorded a pre-tax restructuring charge related to this initiative of $1.1 million to “Operation and maintenance” expense on the Condensed Statements of Consolidated Income (Loss) (unaudited), which primarily includes costs related to outside service costs. The restructuring program is expected to be completed in 2010.
Changes in the restructuring reserve, included in “Other accruals” on the Condensed Consolidated Balance Sheets (unaudited), were as follows:

	Balance at				Balance at
(in millions)	December 31, 2009	Additions	Benefits Paid	Adjustments	Sept. 30, 2010

2009 Initiatives:
Gas Transmission and Storage	$1.5	$-	$(1.4)	$-	$0.1
Northern Indiana	1.1	1.1	(2.1)	-	0.1

Total	$2.6	$1.1	$(3.5)	$-	$0.2

6.      Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at September 30, 2010 were:

(in millions)
	Property, plant and
Assets of discontinued operations and held for sale:	equipment, net	Other assets	Total

NiSource Corporate Services	$5.6	$-	$5.6
Columbia Transmission	2.6	-	2.6

Total	$8.2	$-	$8.2

There were no liabilities of discontinued operations and held for sale at September 30, 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet at December 31, 2009 were:

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
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. In 2009, based on the expected proceeds from the sale of the five properties being less than the net book value, an impairment charge of $2.7 million, net of tax, was included in Loss on Disposition of Discontinued Operations in the Statement of Consolidated Income for the year ended December 31, 2009. Three of these properties were sold during the first quarter of 2010 and two of these properties remained classified as assets and liabilities held for sale. Results of operations and cash flows for these properties were classified as discontinued operations. Upon sale of three of the properties in the first quarter of 2010, a gain on sale of $0.1 million, net of taxes, was recorded in Discontinued Operations. During the second quarter of 2010, it was determined that the remaining properties no longer meet the criteria as “assets held for sale” as NiSource could no longer assert that a sale would take place within the next twelve months. As such, the assets and liabilities were reclassified to assets held and used. Additionally, the results of operations and cash flows were reclassified to continuing operations for all periods presented. These reclassifications did not have a significant impact on overall results of NiSource.
On June 18, 2009, Columbia Transmission received approval from the FERC to abandon by sale its Line R System in West Virginia to an unaffiliated third party, which includes certain natural gas pipeline and compression facilities. These assets held for sale have a net book value of $2.4 million. The sale transaction is currently in negotiation. Columbia Transmission filed an application with FERC to abandon by sale the remaining portion of the assets held for sale and expects to receive an order by the end of 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Results from discontinued operations from NDC Douglas Properties low income housing investments, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Revenues from Discontinued Operations	$-	$0.6	$0.7	$1.7

(Loss) Income from discontinued operations	(0.4)	0.3	(0.5)	(18.2)
Income tax (benefit) expense	(0.2)	0.1	(0.2)	(7.0)

(Loss) Income from Discontinued Operations - net of taxes	$(0.2)	$0.2	$(0.3)	$(11.2)

Gain (Loss) on Disposition of Discontinued Operations - net of taxes	$-	$(2.4)	$0.1	$(2.6)

7.      Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Condensed Consolidated Balance Sheets (unaudited).
Changes in NiSource’s liability for asset retirement obligations for the first nine months of 2010 and 2009 are presented in the table below:

(in millions)	2010	2009

Balance as of January 1,	$138.2	$126.0
Accretion expense	0.6	0.5
Accretion recorded as a regulatory asset/liability	5.6	5.4
Additions	-	4.7
Settlements	(5.6)	(2.6)
Change in estimated cash flows(a)	(4.5)	-

Balance as of September 30,	$134.3	$134.0

(a)	The change in estimated cash flows for 2010 is attributed to changes in the estimated useful lives and costs for electric generating stations.
8.      Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On September 29, 2010, Columbia of Pennsylvania filed a tariff modification with the Pennsylvania PUC, seeking permission to apply a BTU content billing adjustment to customers’ metered volumetric consumption. The filing seeks to account for high BTU content gas that is produced from Marcellus Shale, which burns hotter than gas from other sources, resulting in lower volumes than assumed in the design of the Company’s rates. The proposed billing adjustment is designed to produce revenues reflective of the BTU content underlying the demand forecast in Columbia of Pennsylvania’s most recent base rate case. If the billing adjustment had been in place for the twelve months ended June 30, 2010, it would have produced revenues of approximately $3.7 million.
On September 7, 2010, Columbia of Ohio filed an application with the PUCO requesting authority to reduce its PIPP rider rate by $0.4215 per Mcf. This will result in a reduction in revenue of approximately $70.7 million and a corresponding reduction in expense of the same amount to better match current costs and revenues. As a result, this filing does not impact Columbia of Ohio’s operating income, but does reduce cash-flow. The application was deemed approved on October 26, 2010, and Columbia of Ohio began billing the new rate effective with bills rendered on and after October 27, 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On May 3, 2010, Northern Indiana filed a natural gas rate case with the IURC, the first since 1987, proposing enhanced low income assistance and extending energy-efficiency programs for customers, as well as a change in rate design and adjustments to depreciation rates and expense. In a Prehearing Conference Order issued June 16, 2010, the IURC established the procedural schedule. Northern Indiana entered into a comprehensive settlement with all parties on August 24, 2010. Northern Indiana submitted testimony in support of the settlement on September 1, 2010 and interveners filed supporting testimony on September 8, 2010. A settlement hearing was held on September 21, 2010. All further evidentiary hearings have been vacated and an order is expected in 2010.
On September 1, 2010, Northern Indiana Fuel and Light Company and Kokomo Gas and Fuel Company filed gas rate cases with the IURC, the first cases for both companies since 1992 and 1987, respectively. The Companies replicated many of the proforma adjustments and rate design proposals included in the recent Northern Indiana gas settlement pending approval with the IURC. In addition, both companies are seeking to implement new products and services, including customer choice, low-income assistance and energy assistance programs in this case. A prehearing conference was conducted on September 27, 2010, at which time a procedural schedule was developed. IURC orders on both rate cases are anticipated in the first half of 2011.
Also, on September 1, 2010, a Petition and case-in-chief was filed with the IURC requesting approval to legally merge Northern Indiana Fuel and Light Company and Kokomo Gas and Fuel into Northern Indiana. A prehearing conference was held on October 13, 2010, and a procedural schedule was established. IURC ruling on the merger is anticipated in the first half of 2011.
On May 3, 2010, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $13.0 million to recover an updated level of costs upon the expiration of its Performance Based Regulation Plan on December 31, 2010. Columbia of Virginia also seeks a Weather Normalization Adjustment, cost recovery of certain gas related items through its Purchased Gas Adjustment mechanism rather than base rates, and forward looking accounting adjustments predicted to occur during the rate year ending December 31, 2011. Evidentiary hearings are scheduled to begin on November 16, 2010. New rates are scheduled to become effective January 1, 2011.
On February 26, 2010, Columbia of Ohio filed an application to adjust rates associated with IRP and DSM Riders. The DSM Rider tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. On April 14, 2010, Columbia of Ohio filed a Joint Stipulation and Recommendation that settled all issues. On April 28, 2010, the PUCO issued an Order approving the Stipulation. Rates associated with IRP and DSM Riders were increased by approximately $17.8 million annually, beginning April 29, 2010.
On January 28, 2010, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $32.0 million annually. On June 25, 2010, Columbia of Pennsylvania and the other active parties filed a Joint Petition for Settlement that would result in an annual revenue increase of $12 million. On August 18, 2010, the Pennsylvania PUC entered a final order approving the Joint Petition for Settlement and new rates went into effect on October 1, 2010.
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

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On October 30, 2009, the Massachusetts DPU approved a mechanism for the recovery of costs associated with the replacement of portions of Columbia of Massachusetts’ infrastructure. Columbia of Massachusetts filed an application to increase its Targeted Infrastructure Replacement Factor Rider on April 30, 2010. Columbia of Massachusetts anticipates an order from the DPU by October 31, 2010.
On October 26, 2009, the Kentucky PSC approved a mechanism for recovering the costs of Columbia of Kentucky’s AMRP. In the same Order, the Kentucky PSC also approved a mechanism for the recovery of Columbia of Kentucky’s uncollectible expenses associated with the cost of gas. On March 31, 2010, Columbia Gas of Kentucky made its annual filing related to the AMRP Rider and requested an adjustment of those rates related to the Rider. On July 12, 2010, the Commission entered an order approving the requested annual amount of $1.1 million. The new rates associated with the AMRP Rider went into effect for bills rendered on or after July 29, 2010.
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
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances will not accrue carrying charges and Columbia of Ohio may not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years from the date of the order. Approximately $6.1 million and $13.0 million was deferred for 2010 and 2009, respectively.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The Indiana Finance Authority received one bid, from Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. In March 2010, Governor Daniels signed into law House Enrolled Act 1086, which allows the Indiana Finance Authority to enter into contracts for the sale of Substitute Natural Gas with third parties, with proceeds from and costs of those sales being reflected on customers’ bills. The IURC must approve the final purchase contract between the Indiana Finance Authority and Indiana Gasification as well as the management agreement between IFA and the utilities for collection of funds or pass through of credits to customers related to the purchase contracts. To date, no filing has been made with the IURC regarding these matters.
On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction replaced Columbia of Ohio’s current GCR mechanism for providing commodity gas supplies to its sales customers. By order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia of Ohio will conduct two consecutive one-year long standard service offer auction periods starting April 1, 2010 and April 1, 2011. On February 23, 2010, Columbia of Ohio held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per mcf. On February 24, 2010, the PUCO issued an Entry that approved the results of the auction and directed Columbia of Ohio to proceed with the implementation of the standard service offer process.

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
Comparability of Gas Distribution Operations line item operating results is impacted by these regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Increases in the expenses that are the subject of trackers result in a corresponding increase in net revenues and therefore have essentially no impact on total operating income.
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
Gas Transmission and Storage Operations Regulatory Matters
Majorsville, PA Project. The Gas Transmission and Storage Operations segment is in the process of executing three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of tong-term service agreements in August and September 2010. In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream Services, LLC. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. The Majorsville, PA project was placed in service on August 1, 2010.
Columbia Gulf Rate Case. On October 28, 2010, Columbia Gulf filed a rate case with the FERC, proposing a rate increase and tariff changes. Among other things, the filing proposes a revenue increase of $50.0 million to cover increases in the cost of service, which includes adjustments for operation and maintenance expenses, capital investments, adjustments to depreciation rates and expense, rate of return, and increased federal, state and local taxes. New rates are expected to be effective by May 2011, subject to refund.
Electric Operations Regulatory Matters
Significant Rate Developments. On June 27, 2008, Northern Indiana filed a petition for new electric base rates and charges. Northern Indiana filed its last electric base rate increase in 1986. On August 25, 2010, the IURC issued an order authorizing electric rates to reflect investments in reliability, environmental technology and other infrastructure improvements.
Upon review of the order, NiSource has concluded that the overall impact is in line with the company’s expected outcome for the case and its financial outlook. The IURC approved a rate base of $2,639.0 million and an overall rate of return of 7.29%, which results in an allowed net operating income of $192.4 million. In conjunction with approved expenses, the rate order approves rates designed to produce a margin of $899.0 million based on 2007 test year volumes. The approved rate base includes Sugar Creek Generating Station. Among other findings, the IURC also approved revised depreciation accrual rates for electric and common plant,

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
amortization of deferrals, and two new tracking mechanisms, a Resource Adequacy Tracker and Regional Transmission Organization Tracker (RTO). The IURC also found that Northern Indiana, before declaring or paying any dividend to NiSource must request IURC approval.
Consistent with Northern Indiana’s proposal, the IURC also approved a rate base that excludes Dean H. Mitchell Generating Station and Michigan City Generating Station Units 2 and 3. In accordance with FAS 90, Regulated Enterprises – Accounting for Abandonments and Disallowance of Plant Costs, Northern Indiana retired the Dean H. Mitchell Generating Station and Michigan City Generating Station Units 2 and 3 during the third quarter of 2010 as the plant is no longer used and useful. Construction work in progress, materials and supplies and base coal of $0.6 million, $2.9 million and $0.8 million, respectively were expensed during the third quarter as there were no remaining future economic benefits associated with these assets.
As part of the order, the IURC required Northern Indiana to file a compliance filing that includes updated tariffs for approval within 30 days, and Northern Indiana made such filing on September 14, 2010. New rates cannot be implemented until the IURC approves the filed tariff. The IURC outlined a process that allows the parties an opportunity to contest the compliance filing, and various parties have filed such contests. The IURC held a procedural attorney’s conference regarding the compliance filing on October 8, 2010 and the second and final technical conference is scheduled for February 22, 2011. Several parties have also filed an appeal of the IURC order to the Indiana Court of Appeals.
Northern Indiana filed a petition for reconsideration with the IURC on September 14, 2010 to clarify that the effective date of all aspects of the case including the RTO tracker, new depreciation rates, commencement of amortization of deferred balances and discontinuance of further regulatory deferrals and the $55.0 million bill credit should coincide with the IURC’s approval of new customer rates. On October 22, 2010, the IURC issued a docket entry clarifying that this interpretation is correct.
Northern Indiana anticipates filing another electric base rate case in the fourth quarter of 2010. Among other things, the filing is expected to include the effect of increased pension expense, as well as usage levels based on more recent operating experience.
Northern Indiana received a favorable regulatory order on February 18, 2009 related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was in service for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and carrying costs associated with the $330.0 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO. The Sugar Creek investment was included in rate base as part of the IURC’s August 25, 2010 rate order. Northern Indiana will continue to defer depreciation expenses and carrying costs associated with the $330.0 million Sugar Creek investment until the IURC approves new customer rates. The annual deferral for Sugar Creek is reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. The IURC also approved a five year amortization of balances that were deferred as of December 31, 2009 and such amortization will commence with the IURC’s approval of new customer rates.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC approves new customer rates. Credits amounting to $46.0 million and $41.1 million were recognized for electric customers for the first nine months of 2010 and 2009, respectively.
On December 9, 2009, the IURC issued an order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. Under the order, Northern Indiana and other jurisdictional

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
electric utilities must file DSM plans on July 1, 2010, 2013, 2016, and 2019, with annual updates in the interim periods. The IURC requires that certain core programs be established and administered by an independent third party. The IURC did not make any specific findings with respect to cost recovery issues. In compliance with the December 9, 2009 Order, on March 16, 2010 Northern Indiana filed a proposal for a mechanism to recover the costs associated with these energy efficiency programs, including lost revenue. On June 17, 2010, Northern Indiana filed for approval of its energy efficiency programs, recovery of program costs and lost revenue, and its proposed performance incentive level and methodology.
MISO. As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. Northern Indiana proposed recovery of the cumulative amount of net non-fuel charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the IURC’s approval of new customer rates in this case. During the first nine months of 2010, MISO costs of $7.5 million were deferred, while $1.1 million were deferred in the first nine months of 2009. As of September 30, 2010, Northern Indiana has deferred a total of $33.9 million of MISO costs. In the Electric Order issued on August 25, 2010, the IURC approved a RTO tracker for recovery of MISO non-fuel costs and revenues and off system sales sharing and ordered that purchased power costs and fuel-related MISO charge types be recovered in the FAC. The IURC also approved a purchase capacity tracker referred to as the Resource Adequacy Tracker.
On November 7, 2008, the FERC issued an Order clarifying the RSG First Pass calculation and requiring the MISO to resettle the RSG market using the correct calculation and to pay refunds, or assess surcharges, to market participants, as appropriate, to correct a misinterpretation of an order issued by the FERC in April 2006. Northern Indiana believes that the original order would have entitled Northern Indiana to a refund, with the amount subject to calculation by MISO. On June 12, 2009, however, the FERC issued an order on rehearing in which it affirmed its prior order clarifying the method to calculate the RSG First Pass rate, but reversed its ruling requiring the MISO to pay refunds, and collect surcharges, on equitable grounds. Northern Indiana has asked the FERC to reconsider its decision to deny refunds and that request remains pending. MISO’s implementation of the FERC’s April 2006 Order on the RSG First Pass calculation resulted in several million dollars of surcharges to Northern Indiana through market resettlements implemented during the summer of 2007. As a result, Northern Indiana and Ameren jointly filed a complaint with the FERC on August 10, 2007, contending that the RSG rates in effect were unjust and unreasonable. On November 10, 2008, the FERC issued an order granting these complaints and ordering the MISO to calculate refunds and surcharges, as appropriate, back to the date of the complaint filed by Northern Indiana and Ameren, as authorized by Section 206 of the Federal Power Act. On May 6, 2009, however, the FERC issued an order that upheld its decision granting the complaint, but largely reversed its directive requiring MISO to pay refunds, and collect surcharges, on equitable grounds. The FERC affirmed the refund and surcharge requirement only for those transactions that occurred after the date of the November 10, 2008 Order, instead of August 10, 2007, as it had previously required. Northern Indiana and Ameren requested rehearing of the FERC’s May 6, 2009 Order, and the FERC issued three orders regarding the issue on August 30, 2010. Northern Indiana has requested reconsideration of two of the orders.
MISO and PJM Interconnection undertook a joint effort in April and May 2009 to identify a source of unaccounted flows on several coordinated flowgates. The analysis found that certain PJM Interconnection generating units that were once associated with unit-specific capacity sales were erroneously excluded from PJM Interconnection’s market flows, which significantly affected the congestion price on reciprocally coordinated flowgates on Northern Indiana systems. Higher PJM Interconnection market flows on congested flowgates would have resulted in higher payments to MISO by PJM Interconnection during market to market coordination since April 1, 2005. The model was fixed on June 18, 2009 and MISO and PJM Interconnection are currently in settlement discussions with the FERC that began on October 19, 2009 to determine the financial impact of any resettlements. Initial amounts calculated by PJM Interconnection approximated $78.0 million, while MISO has performed a preliminary estimate of $125.0 to $150.0 million. The impact to Northern Indiana cannot be reasonably estimated until a settlement is

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
reached between MISO and PJM Interconnection, and MISO receives approval from the FERC on an allocation methodology to its market participants. Any adjustment will be neutral or favorable to operations.
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
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated. During the first nine months of 2010 and 2009, the amount of purchased power costs exceeding the benchmark amounted to $0.4 million and $1.0 million, respectively, which was recognized as a net reduction of revenues. In the Electric Order issued on August 25, 2010, the IURC approved the continued use of a purchased power benchmark that is consistent with IPL and Vectren South and includes a modification that may reduce the purchased power volumes subject to the benchmark.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP and CAIR and CAMR compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. The IURC approved the continued use of the ECRM and the EERM trackers in the August 25, 2010 Order. All compliance plan projects that were complete as of December 31, 2007 were included in rate base and will, therefore, be removed from the ECRM filing when the IURC approves new customer rates. On July 7, 2010 the IURC approved the revised capital expenditure cost estimate of approximately $361.0 million. On June 18, 2010, Northern Indiana filed for a certificate of public convenience and necessity and associated ratemaking and accounting relief to construct flue gas desulfurization technology on Schaffer Unit 14 with a current estimated construction cost of approximately $154.0 million. Northern Indiana is seeking authority to recover construction and ongoing operating and maintenance costs through the ECT.
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
NiSource uses a variety of derivative instruments (exchange traded futures and options, physical forwards and options, basis contracts, financial commodity swaps, interest rate swaps, and FTR’s) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For derivative contracts that qualify for the normal purchase and normal sales exception, a contract’s fair value is not recognized in the Consolidated Financial Statements until the contract is settled.
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
Northern Indiana, Columbia of Virginia and Columbia of Pennsylvania offer a fixed price program as an alternative to the standard GCR mechanism. This service provides customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that would be charged in future months. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options have been used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts have been accounted for as cash flow hedges while some contracts are not. The

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
normal purchase and normal sales exception is elected for forward physical contracts associated with these programs whereby delivery of the commodity is probable to occur.
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
NiSource is in the process of winding down its unregulated natural gas marketing business, where gas derivatives are utilized to hedge expected future gas purchases and sales. Prior to the decision to wind down this business in the second quarter of 2009, the financial derivatives associated with commercial and industrial gas sales were accounted for as cash flow hedges. NiSource also has corresponding forward physical sales contracts of natural gas with customers. These forward physical sales contracts are derivatives that have generally qualified for the normal purchase and normal sales exception, which NiSource had elected prior to the decision to wind down the business in 2009. As a result of the decision to wind down the business, certain forecasted transactions were no longer probable to occur, which triggered the mark-to-market treatment of certain forward sales contracts that were previously exempt under the normal purchase and normal sale exception. In addition, the mark-to-market gains and losses deferred in accumulated other comprehensive income (loss) related to certain financial derivatives accounted for as a cash flow hedge were recognized in income. NiSource established reserves of $6.6 million at September 30, 2010 and $9.2 million at December 31, 2009, against certain of these physical sale contract derivatives. These amounts represent reserves related to the creditworthiness of certain customers, the fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value of approximately $186.0 million at September 30, 2010 and $126.9 million at December 31, 2009, while the financial derivative contracts marked-to-market had a fair value loss of $172.4 million at September 30, 2010 and $114.6 million at December 31, 2009.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Commodity price risk program derivative contracted gross volumes are as follows:

	September 30, 2010	December 31, 2009

Commodity Price Risk Program:

Gas price volatility program derivatives (MMDth)	36.8	26.4

Price Protection Service program derivatives (MMDth)	2.1	1.6

DependaBill program derivatives (MMDth)	0.4	0.6

Regulatory incentive program derivatives (MMDth)	2.2	1.7

Gas marketing program derivatives (MMDth)(a)	55.5	74.7

Gas marketing forward physical derivatives (MMDth)(b)	56.6	79.6

Electric energy program FTR derivatives (mw)(c)	12,403.0	1,343.7

(a) Basis contract volumes not included in the above table were 53.6 MMDth and 82.3 MMDth as of September 30, 2010 and December 31, 2009, respectively.
(b) Basis contract volumes not included in the above table were 60.5 MMDth and 85.4 MMDth as of September 30, 2010 and December 31, 2009, respectively.
(c) Northern Indiana purchased FTR derivatives in May 2010 for use over the next twelve months.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of September 30, 2010, NiSource had $7.4 billion of outstanding debt, of which $1,050 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness.
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
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of September 30, 2010, accumulated other comprehensive loss includes $13.2 million related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.
As of September 30, 2010, NiSource holds a 47.5% interest in Millennium Pipeline Company, L.L.C (Millennium). During 2008, Millennium entered into various interest rate swap agreements in order to protect against the risk of increasing interest rates. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027, and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under the credit agreement, terminated the sponsor guarantee and cash settled the interest rate hedges. These interest rate hedges were primarily accounted for as cash flow hedges by Millennium. As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss related to these terminated interest rate swaps is being amortized into earnings using the effective interest method through interest expense as interest payments are made by Millennium.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

	September 30,	December 31,
Asset Derivatives (in millions)	2010	2009

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$11.3	$-
Price risk management assets (noncurrent)	67.2	68.2

Total derivatives designated as hedging instruments	$78.5	$68.2

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$204.3	$173.3
Price risk management assets (noncurrent)	213.0	169.4

Total derivatives not designated as hedging instruments	$417.3	$342.7

Total Asset Derivatives	$495.8	$410.9

	September 30,	December 31,
Liability Derivatives (in millions)	2010	2009

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$1.7	$1.0
Price risk management liabilities (noncurrent)	0.3	0.5

Total derivatives designated as hedging instruments	$2.0	$1.5

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$254.8	$189.1
Price risk management liabilities (noncurrent)	218.4	169.7

Total derivatives not designated as hedging instruments	$473.2	$358.8

Total Liability Derivatives	$475.2	$360.3

The effect of derivative instruments on the Condensed Statements of Consolidated Income (Loss) (unaudited) was:
Derivatives in Cash Flow Hedging Relationships
Three Months Ended, (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	Sept. 30,	Sept. 30,	into Income (Effective	Sept. 30,	Sept. 30,
Hedging Relationships	2010	2009	Portion)	2010	2009

Commodity price risk programs	$(0.5)	$12.5	Cost of Sales	$0.1	$(18.2)
Interest rate risk activities	0.4	0.4	Interest expense, net	(0.7)	-

Total	$(0.1)	$12.9		$(0.6)	$(18.2)

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Nine Months Ended (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	Sept. 30,	Sept. 30,	into Income (Effective	Sept. 30,	Sept. 30,
Hedging Relationships	2010	2009	Portion)	2010	2009

Commodity price risk programs	$(0.3)	$108.3	Cost of Sales	$0.9	$(43.0)
Interest rate risk activities	1.2	1.2	Interest expense, net	(2.0)	-

Total	$0.9	$109.5		$(1.1)	$(43.0)

Three Months Ended, (in millions):

Amount of Gain (Loss) Recognized
in Income on Derivative
	Location of Gain (Loss)	(Ineffective Portion and Amount
	Recognized in Income on	Excluded from Effectiveness
	Derivative (Ineffective Portion	Testing)
Derivatives in Cash Flow Hedging	and Amount Excluded from
Relationships	Effectiveness Testing)	Sept. 30, 2010	Sept. 30, 2009

Commodity price risk programs	Cost of Sales	$-	$-
Interest rate risk activities	Interest expense, net	-	-

Total		$-	$-

Nine Months Ended, (in millions)
Amount of Gain (Loss) Recognized
in Income on Derivative
	Location of Gain (Loss)	(Ineffective Portion and Amount
	Recognized in Income on	Excluded from Effectiveness
	Derivative (Ineffective Portion	Testing)
Derivatives in Cash Flow Hedging	and Amount Excluded from
Relationships	Effectiveness Testing)	Sept. 30, 2010	Sept. 30, 2009

Commodity price risk programs	Cost of Sales	$-	$-
Interest rate risk activities	Interest expense, net	-	-

Total		$-	$-

It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $0.3 million of loss, net of taxes.
Derivatives in Fair Value Hedging Relationships
Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in Fair Value Hedging	Location of Gain (Loss) Recognized in	in Income on Derivatives
Relationships	Income on Derivatives	Sept. 30, 2010	Sept. 30, 2009

Interest rate risk activities	Interest expense, net	$2.9	$9.4

Total		$2.9	$9.4

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Nine Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in Fair Value Hedging	Location of Gain (Loss) Recognized in	in Income on Derivatives
Relationships	Income on Derivatives	Sept. 30, 2010	Sept. 30, 2009

Interest rate risk activities	Interest expense, net	$9.0	$24.7

Total		$9.0	$24.7

Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value Hedge	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Relationships	Income on Related Hedged Item	Sept. 30, 2010	Sept. 30, 2009

Fixed-rate debt	Interest expense, net	$(2.9)	$(9.4)

Total		$(2.9)	$(9.4)

Nine Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value Hedge	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Relationships	Income on Related Hedged Item	Sept. 30, 2010	Sept. 30, 2009

Fixed-rate debt	Interest expense, net	$(9.0)	$(24.7)

Total		$(9.0)	$(24.7)

Derivatives not designated as hedging instruments
Three Months Ended, (in millions)

		Amount of Realized/Unrealized Gain
		(Loss) Recognized in Income on
		Derivatives *
	Location of Gain (Loss)
Derivatives Not Designated as Hedging	Recognized in
Instruments	Income on Derivatives	Sept. 30, 2010	Sept. 30, 2009

Commodity price risk programs	Gas Distribution revenues	$(0.1)	$3.0
Commodity price risk programs	Other revenues	43.4	(6.8)
Commodity price risk programs	Cost of Sales	(38.8)	10.8

Total		$4.5	$7.0

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $7.4 million and $3.1 million for the third quarter of 2010 and 2009, respectively, were deferred as allowed by regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Nine Months Ended, (in millions)

		Amount of Realized/Unrealized Gain
		(Loss) Recognized in Income on
		Derivatives *
	Location of Gain (Loss)
Derivatives Not Designated as Hedging	Recognized in
Instruments	Income on Derivatives	Sept. 30, 2010	Sept. 30, 2009

Commodity price risk programs	Gas Distribution revenues	$(21.6)	$(42.9)
Commodity price risk programs	Other revenues	116.1	143.0
Commodity price risk programs	Cost of Sales	(106.4)	(119.2)

Total		$(11.9)	$(19.1)

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $8.8 million and $44.2 million for the first nine months of 2010 and 2009, respectively, were deferred as allowed by regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.
During the second quarter of 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive loss to Cost of Sales due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource had planned to sell. No additional reclassifications from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur were recorded in the three and nine months ended September 30, 2010 and 2009.
NiSource’s derivative instruments measured at fair value as of September 30, 2010 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard and Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $0.3 million. In addition to agreements with ratings triggers, there are some agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
NiSource had $271.4 million and $173.2 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within, “Restricted cash,” on the Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2010 and December 31, 2009, respectively.
10.      Fair Value Disclosures
A.       Fair Value Measurements. NiSource adopted the provisions of ASC Topic 820 – Fair Value Measurements and Disclosures for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009. There was no impact on retained earnings as a result of the adoption.
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2010 and December 31, 2009:

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
September 30, 2010 (in millions)	(Level 1)	(Level 2)	(Level 3)	Sept. 30, 2010

Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$193.1	$-	$193.1
Financial price risk programs	221.0	3.2	-	224.2
Interest rate risk activities	-	78.5	-	78.5
Available-for-sale securities	56.4	30.6	-	87.0

Total	$277.4	$305.4	$-	$582.8

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$3.9	$-	$3.9
Financial price risk programs	466.1	4.7	-	470.8
Other	-	-	0.5	0.5

Total	$466.1	$8.6	$0.5	$475.2

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
December 31, 2009 (in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$141.7	$-	$141.7
Financial price risk programs	187.5	11.4	-	198.9
Other	-	-	2.1	2.1
Interest rate risk activities	-	68.2	-	68.2
Available-for-sale securities	34.5	37.4	-	71.9

Total	$222.0	$258.7	$2.1	$482.8

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$9.6	$-	$9.6
Financial price risk programs	343.8	6.9	-	350.7

Total	$343.8	$16.5	$-	$360.3

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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at September 30, 2010 and December 31, 2009 were:

	Amortized	Total	Total	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, Sept. 30, 2010
U.S. Treasury and Other Governmental Agencies	$54.4	$2.0	$-	$56.4
Corporate/Other	28.3	2.3	-	30.6

Total Available-for-sale debt securities	$82.7	$4.3	$-	$87.0

	Amortized	Total	Total	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, Dec. 31, 2009
U.S. Treasury and Other Governmental Agencies	$34.6	$0.2	$(0.3)	$34.5
Corporate/Other	35.2	2.2	-	37.4

Total Available-for-sale debt securities	$69.8	$2.4	$(0.3)	$71.9

For the three months ended September 30, 2010 and 2009, the net realized gain on the sale of available for sale U.S. Treasury and other Governmental Agencies debt securities was $0.3 million and zero, respectively. For both the three months ended September 30, 2010 and 2009, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.3 million.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
For the nine months ended September 30, 2010 and 2009, the net realized gain on the sale of available for sale U.S. Treasury and other Governmental Agencies debt securities was $0.4 million and $1.2 million, respectively. For the nine months ended September 30, 2010 and 2009, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $1.0 million and $0.4 million, respectively.
The cost of maturities sold is based upon specific identification. At September 30, 2010, approximately $3.2 million of U.S. Treasury and other Governmental Agencies debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At September 30, 2010, approximately $0.3 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2010 and 2009:

	Financial
	Transmission	Other
Three Months Ended September 30, 2010 (in millions)	Rights	Derivatives	Total

Balance as of July 1, 2010	$-	$0.2	$0.2

Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(6.4)	(0.1)	(6.5)
Purchases, issuances and settlements (net)	6.4	(0.6)	5.8

Balance as of September 30, 2010	$-	$(0.5)	$(0.5)

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2010	$-	$(0.1)	$(0.1)

	Financial
	Transmission	Other
Three Months Ended September 30, 2009 (in millions)	Rights	Derivatives	Total

Balance as of July 1, 2009	$2.7	$(0.7)	$2.0

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	-	(0.5)	(0.5)
Purchases, issuances and settlements (net)	(0.5)	0.6	0.1

Balance as of September 30, 2009	$2.2	$(0.6)	$1.6

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2009	$-	$(0.1)	$(0.1)

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Financial
	Transmission	Other
Nine Months Ended, September 30, 2010 (in millions)	Rights	Derivatives	Total

Balance as of January 1, 2010	$1.9	$0.2	$2.1

Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(10.6)	(0.1)	(10.7)
Purchases, issuances and settlements (net)	8.7	(0.6)	8.1

Balance as of September 30, 2010	$-	$(0.5)	$(0.5)

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2010	$-	$(0.1)	$(0.1)

	Financial
	Transmission	Other
Nine Months Ended, September 30, 2009 (in millions)	Rights	Derivatives	Total

Balance as of January 1, 2009	$2.6	$1.6	$4.2

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.3)	(0.1)	(0.4)
Purchases, issuances and settlements (net)	(0.1)	(2.1)	(2.2)

Balance as of September 30, 2009	$2.2	$(0.6)	$1.6

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2009	$-	$(0.1)	$(0.1)

As discussed in Note 9, as part of the MISO Day 2 initiative, Northern Indiana obtains FTRs, which help to offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are classified as Level 3 and reflected in the table above. FTRs are valued using a valuation model based on the value of allocated ARRs and forecasted congestion costs. Since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. Northern Indiana also writes options for regulatory incentive purposes which are also considered Level 3 valuations. Realized gains and losses for these Level 3 recurring items are included in income within Cost of Sales on the Statements of Consolidated Income (Loss). Unrealized gains and losses from Level 3 recurring items are included within Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets (unaudited).
Non-recurring Fair Value Measurements. There were no non-recurring fair value measurements recorded during the first nine months of 2010.
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
Investments. NiSource has corporate owned life insurance which is measured and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at September 30, 2010 and December 31, 2009 were $24.8 million and $23.7 million, respectively.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount as of	Value as of	Amount as of	Value as of
(in millions)	Sept. 30, 2010	Sept. 30, 2010	Dec. 31, 2009	Dec. 31, 2009

Long-term investments	$25.5	$24.2	$24.5	$23.2
Long-term debt (including current portion)	6,691.2	7,512.9	6,688.8	7,094.9

11.      Transfers of Financial Assets
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). The maximum amount of debt that can be recognized related to NiSource’s accounts receivable programs is $475 million.
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
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and RBS. On October 22, 2010, the agreement was renewed with an amendment reducing the maximum seasonal program limit from $275 million to $200 million. The amended agreement expires on October 21, 2011, and can be renewed if mutually agreed to by all parties. As of September 30, 2010, $42.7 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. On October, 22, 2010, the agreement was renewed, having a new scheduled termination date of August 31, 2011, and can be renewed if mutually agreed to by both parties. As of September 30, 2010, $100.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s, or falls below BB or Ba2 at either Standard and Poor’s or Moody’s, respectively.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. CPRC’s agreement with the commercial paper conduit has a scheduled termination date of March 14, 2011, and can be renewed if mutually agreed to by both parties. As of September 30, 2010, $3.9 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of September 30, 2010 and December 31, 2009 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	September 30, 2010	December 31, 2009

Gross Receivables	$299.4	$437.8
Less: Receivables not transferred	152.8	249.4

Net receivables transferred	$146.6	$188.4

Short-term debt due to asset securitization	$146.6	$-

Consistent with sale accounting treatment, at December 31, 2009 the $188.4 million of receivables shown above are not recorded on the Condensed Consolidated Balance Sheets (unaudited). During the three and nine months ended September 30, 2009, NiSource received proceeds from receivables sold of $249.2 million and $1,939.1 million, respectively, and remitted collections to the commercial paper conduits of $281.5 million and $2,226.9 million, respectively. This resulted in a net use of operating cash flows of $32.3 million and $287.8 million, respectively. Additionally, during the three and nine months ended September 30, 2009, $1.1 million and $8.8 million, respectively, of fees associated with the securitization transactions were recorded as other, net expense.
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sale accounting no longer qualify and are accounted for as secured borrowings. As such, at September 30, 2010, the entire gross receivables balance remains on the Condensed Consolidated Balance Sheets (unaudited) and short-term borrowings are recorded in the amount of proceeds received from the commercial paper conduits involved in the transactions. During the first nine months of 2010, $146.6 million has been recorded as cash from financing activities related to the change in short-term borrowings due to the securitization transactions. Although there have been no changes in the operation of the accounts receivable securitization programs, the application of the new accounting guidance resulted in a reduction in cash from operations of $241.9 million. During the three and nine months ended September 30, 2010, $1.5 million and $5.2 million, respectively, of fees associated with the securitization transactions were recorded as interest expense in accordance with the new accounting guidance. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.
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
NiSource has four reporting units that carry or are allocated goodwill. NiSource’s goodwill assets at September 30, 2010 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations (which is comprised of Columbia Transmission and Columbia Gulf) and $1.7 billion is allocated to Columbia Distribution Operations (which is comprised of Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Virginia). In addition, the goodwill balances at September 30, 2010 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
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
NiSource considered whether there were any events or changes in circumstances during the third quarter of 2010 that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require goodwill impairment testing during the third quarter.
13.      Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2010 and 2009, adjusted for tax expense associated with certain discrete items. The effective tax rate for the quarters ended September 30, 2010 and September 30, 2009 were negative as a result of discrete adjustments discussed below. The effective tax rates for the nine months ended September 30, 2010 and September 30, 2009 were 31.6% and 43.9%, respectively. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
In the third quarter of 2010, NiSource recorded a $15.2 million reduction to income tax expense in connection with the Pennsylvania Public Utilities Commission (PUC) approval of the Columbia Gas of Pennsylvania base rate case settlement on August 18, 2010. The adjustment to income tax expense results from the settlement agreement to flow through in current rates the tax benefits related to a tax accounting method change for certain capitalized costs approved by the Internal Revenue Service. The 2009 effective tax rate was significantly impacted by an adjustment to the rate used to measure certain deferred state income taxes as a result of the decision to dispose of our unregulated natural gas marketing business, as well as by an increase in tax expense due to certain non-deductible expenses.
The 2010 Health Care Act includes a provision eliminating, effective January 1, 2013, the tax deductibility of retiree health care costs to the extent of federal subsidies received under the Retiree Drug Subsidy program. When the Retiree Drug Subsidy was created by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, NiSource recorded a deferred tax asset reflecting the exclusion of the expected future Retiree Drug Subsidy from

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
taxable income. At the same time, an offsetting regulatory liability was established to reflect NiSource’s obligation to reduce income taxes collected in future rates. ASC Topic 740 – Income Taxes requires the impact of a change in tax law to be immediately recognized in continuing operations in the income statement for the period that includes the enactment date. In the first quarter of 2010, NiSource reversed its deferred tax asset of $6.2 million related to previously excludable Retiree Drug Subsidy payments expected to be received after January 1, 2013, which was completely offset by the reversal of the related regulatory liability. There was no impact on income tax expense recorded in the Condensed Statements of Consolidated Income (Loss) (unaudited) for the first nine months of 2010.
There were no material changes recorded in the third quarter of 2010 to NiSource’s uncertain tax positions as of December 31, 2009.
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
NiSource expects to make contributions of approximately $161.0 million to its pension plans and approximately $49.1 million to its postretirement medical and life plans in 2010, which could change depending on market conditions. For the nine months ended September 30, 2010, NiSource has contributed $152.7 million to its pension plans and $38.7 million to its other postretirement benefit plans.
The following table provides the components of the plans’ net periodic benefits cost for the three and nine months ended September 30, 2010 and 2009:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended September 30, (in millions)	2010	2009	2010	2009

Components of Net Periodic Benefit Cost
Service cost	$9.8	$9.0	$2.5	$2.2
Interest cost	31.5	35.8	10.6	12.0
Expected return on assets	(36.0)	(30.5)	(6.1)	(4.3)
Amortization of transitional obligation	-	-	0.3	2.0
Amortization of prior service cost	0.5	0.9	0.5	0.2
Recognized actuarial loss	14.4	16.5	1.7	2.0

Total Net Periodic Benefit Costs	$20.2	$31.7	$9.5	$14.1

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

			Other Postretirement
	Pension Benefits		Benefits
Nine Months Ended September 30, (in millions)	2010	2009	2010	2009

Components of Net Periodic Benefit Cost
Service cost	$29.3	$27.0	$7.3	$6.6
Interest cost	94.3	107.4	31.8	35.8
Expected return on assets	(107.8)	(91.4)	(18.0)	(12.7)
Amortization of transitional obligation	-	-	0.9	6.0
Amortization of prior service cost	1.5	2.9	1.2	0.8
Recognized actuarial loss	43.4	49.3	4.7	5.8

Total Net Periodic Benefit Costs	$60.7	$95.2	$27.9	$42.3

For the quarters ended September 30, 2010 and 2009, pension and other postretirement benefit cost of approximately $8.3 million and $23.4 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses. For the nine months ended September 30, 2010 and 2009, pension and other postretirement benefit cost of approximately $15.4 million and $48.0 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.
For the periods ended September 30, 2010 and 2009, cash contributions of $31.1 million and $4.0 million, respectively, were expensed in addition to the pension cost noted above for certain NiSource regulated businesses that account for pension cost on a cash basis consistent with regulatory orders.
A provision of the 2010 Health Care Act requires the elimination, effective January 1, 2011, of lifetime and restrictive annual benefit limits from certain active medical plans. The NiSource Consolidated Flex Medical Plan (the “Consolidated Flex Plan”), a component welfare benefit plan of the NiSource Life and Medical Benefits Program covered both active and retired employees and capped lifetime benefits to certain retirees. NiSource examined the provisions of the 2010 Health Care Act and determined the enactment of the law in the first quarter of 2010 qualified as a significant event requiring remeasurement of other postretirement benefit obligations and plan assets as of March 31, 2010. Effective September 1, 2010, NiSource amended the Consolidated Flex Plan and established the NiSource Post-65 Retiree Medical Plan (the “Post-65 Retiree Plan”) as a separate ERISA plan. In accordance with the amendment of the Consolidated Flex Plan and the establishment of the Post-65 Retiree Plan, Medicare supplement plan options for NiSource post-age 65 retirees and their eligible post-age 65 dependents are now offered under the Post-65 Retiree Plan, a retiree-only plan, and not under the Consolidated Flex Plan. The Post-65 Retiree Plan is not subject to the provisions of the 2010 Health Care Act requiring elimination of lifetime and restrictive annual benefit limits. The amendment of the Consolidated Flex Plan and the establishment of the Post-65 Retiree Plan required a second remeasurement of other postretirement benefit obligations and plan assets as of September 1, 2010. The effect of the change in the legislation and the plan amendment resulted in an increase to the other postretirement benefit obligation, net of plan assets, of $31.0 million and corresponding increases to regulatory assets and AOCI of $29.4 million and $1.6 million, respectively. Net periodic postretirement benefit cost for 2010 was also increased by approximately $2.2 million, of which $1.3 million was recognized during the second quarter of 2010 and $0.9 million was recognized during the third quarter of 2010.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the key assumptions that were used to calculate the other postretirement benefit obligations and the net periodic benefit cost at the measurement dates of September 1, 2010 and December 31, 2009.

	September 1, 2010	December 31, 2009

Actuarial Assumptions
Discount rate	4.61%	5.86%
Expected return on assets	8.24%	8.75%
Trend for next year	8.50%	7.50%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2017	2015

See Note 13, “Income Taxes,” for a discussion of the legislation’s impact on NiSource’s accounting for income taxes.
15.      Variable Interests and Variable Interest Entities
In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. NiSource adopted the guidance on January 1, 2010. See Note 2, “Recent Accounting Pronouncements,” regarding the consolidation of variable interest entities.
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
At September 30, 2010, consistent with prior periods, NiSource consolidated its low income housing real estate investments from which NiSource derives certain tax benefits. Based on the newly adopted guidance on the consolidation of variable interest entities, these investments met the definition of a VIE. As of September 30, 2010, NiSource is a 99% limited partner with a net investment of approximately $0.9 million. Consistent with prior periods, NiSource evaluated the nature and intent of the low income housing investments when determining the primary beneficiary. NiSource concluded that it continues to be the primary beneficiary. Subject to certain conditions precedent, NiSource has the contractual right to take control of the low income housing properties. At September 30, 2010, gross assets of the low income housing real estate investments in continuing operations were $28.7 million. Current and non-current assets were $1.1 million and $27.6 million, respectively. As of September 30, 2010, NiSource recorded long-term debt of approximately $10.5 million as a result of consolidating these

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Approximately $0.4 million of the assets are restricted to settle the obligations of the entity.
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
17.      Short-Term Borrowings
NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. At September 30, 2010, NiSource had $578.0 million outstanding borrowings under this facility.
As of September 30, 2010 and December 31, 2009, NiSource had $47.2 million and $87.8 million, respectively, of stand-by letters of credit outstanding of which $29.1 million and $85.0 million were under the five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term debt on the

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Condensed Consolidated Balance Sheets (unaudited) in the amount of $146.6 million as of September 30, 2010. Refer to Note 11, “Transfers of Financial Assets,” for additional information.

	September 30,	December 31,
(in millions)	2010	2009

Credit facilities borrowings weighted average interest rate of 0.68% and 0.59% at September 30, 2010 and December 31, 2009, respectively	$578.0	$103.0
Accounts receivable securitization facility borrowings	146.6	-

Total short-term borrowings	$724.6	$103.0

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
The Stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides that the number of shares of common stock of the Company available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason and no further awards are permitted to be granted under the 1994 Plan or the Director Plan. The types of awards authorized under the Omnibus Plan do not significantly differ from those previously allowed under the 1994 Plan. At September 30, 2010, there were 8,122,404 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $9.0 million and $8.3 million during the first nine months of 2010 and 2009, respectively, as well as related tax benefits of $2.8 million and $3.7 million, respectively.
As of September 30, 2010, the total remaining unrecognized compensation cost related to nonvested awards amounted to $14.9 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.
Stock Options. As of September 30, 2010, approximately 4.1 million options were outstanding and exercisable with a weighted average strike price of $22.51. The strike price of all issued options was above the market price of NiSource stock as of September 30, 2010.
Restricted Awards. In the first quarter of 2010, NiSource granted 209,629 restricted stock units, subject to service conditions. The total grant date fair value of the restricted units was $2.7 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for all units lapse in January 2013 when 100% of the shares vest. If before January 2013, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective as of the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of September 30, 2010, 749,243 nonvested restricted stock units were granted and outstanding.
Contingent Stock Units. In the first quarter of 2010, NiSource granted 651,777 contingent stock units subject to performance conditions. The grant date fair-value of the awards was $8.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures. The service conditions lapse on January 31, 2013 when 100% of the shares vest. If the employee terminates employment before January 31, 2013 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of September 30, 2010, 1,971,264 nonvested contingent stock units were granted and outstanding.
Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan in January 2004. The total shareholder return measures established were not met; therefore, these grants did not have an accelerated vesting period. During the first quarter of 2010, all awards with time-accelerated vesting provisions vested due to the lapse of service conditions.
Non-employee Director Awards. The Amended and Restated Non-employee Director Stock Incentive Plan (“Director Plan”) provides for awards of restricted stock, stock options and restricted stock units, which vest immediately. The plan requires that restricted stock units be distributed to the directors after their separation from the Board. As of September 30, 2010, 89,860 restricted shares and 327,568 restricted stock units had been issued and outstanding under the Plan.
401(k) Match and Profit Sharing. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results. For the nine months ended September 2010 and 2009, NiSource recognized 401(k) match and profit sharing expense of $14.2 million and $9.7 million, respectively.
19.      Other Commitments and Contingencies
A.      Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at September 30, 2010 and the years in which they expire were:

(in millions)	Total	2010	2011	2012	2013	2014	After

Guarantees of subsidiaries debt	$6,135.8	$681.8	$-	$315.0	$545.0	$500.0	$4,094.0
Guarantees supporting commodity transactions of subsidiaries	438.7	162.9	193.7	-	-	-	82.1
Letters of credit	47.2	2.0	27.2	17.0	-	1.0	-
Other guarantees	324.5	-	2.8	13.0	224.0	32.2	52.5

Total commercial commitments	$6,946.2	$846.7	$223.7	$345.0	$769.0	$533.2	$4,228.6

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $6.1 billion of debt for various wholly-owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheets (unaudited). The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $438.7 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit and Accounts Receivable Advances. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, as well as provides for the issuance of letters of credit. At September 30, 2010, NiSource had $578.0 million in borrowings under its five-year revolving credit facility and $146.6 million outstanding under its accounts receivable securitization agreements. At September 30, 2010, NiSource issued stand-by letters of credit of approximately $47.2 million for the benefit of third parties. See Note 17, “Short-term Borrowings,” for additional information.
Other Guarantees or Obligations. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2010. These guarantees are due to expire in June 2013.
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
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for its indirect ownership interest percentage of amounts borrowed under the credit agreement up until such time as the amounts payable under the agreement are paid in full. During August 2010, Millennium secured permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027 and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under the credit agreement, terminated the sponsor guarantee and cash settled the interest rate hedges. The interim bank credit agreement subsequently expired on August 29, 2010.
NiSource provided a letter of credit to Union Bank N.A., as Collateral Agent for deposit into a debt service reserve account as required under the Deposit and Disbursement Agreement governing the notes offering. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource recorded an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of September 30, 2010.
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
Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement which has since been drawn down as settlement payments have been made. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of September 30, 2010, NiSource had contributed a total of $328.2 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of September 30, 2010, $10.6 million of the maximum settlement liability had not been paid. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource will be required to make additional payments not expected to exceed the amount accrued, pursuant to the settlement, upon notice from the Class Administrator.
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
On October 9, 2008, Chesapeake tendered the Poplar Creek case to Columbia and Columbia conditionally assumed the defense of this matter pursuant to the provisions of the Stock Purchase Agreement. Poplar Creek also purports to be a class action covering royalty owners in the state of Kentucky and alleges that Chesapeake has improperly deducted costs from the royalty payments; thus there is some overlap of parties and issues between the Poplar Creek and Thacker cases. Chesapeake filed a motion for judgment on the pleadings in December 2008, which was granted on July 2, 2009. Plaintiffs appealed the dismissal to the Sixth Circuit Court of Appeals. Oral argument has been set for December 9, 2010 for both the Thacker and Poplar Creek cases.
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
As of September 30, 2010 and December 31, 2009, NiSource had recorded reserves of approximately $73.6 million and $76.4 million, respectively, to cover environmental remediation at various sites. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
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
The EPA is also taking action to regulate GHGs under the CAA. On December 7, 2009, the EPA made the following findings: (a) that GHGs in the atmosphere endanger the public health and welfare within the meaning of the CAA and (b) that emissions from new motor vehicles contribute to the mix of GHGs in the atmosphere. It is the EPA’s position that this “endangerment” finding, along with some other recent regulatory developments, will trigger permitting requirements for large industrial sources of GHGs. On June 3, 2010, the EPA issued final regulations, commonly called the “tailoring rule,” applicable to the two CAA programs, Prevention of Significant Deterioration (PSD) New Source Review and Title V. Beginning in 2011, the rule would impose new GHG permitting requirements on facilities with existing Title V permits. The rule would also regulate very large sources of GHGs without existing Title V permits and projects that cause sizable increases in GHG emissions. New and modified sources could be required to apply Best Available Control Technology. Regulation of smaller GHG sources could begin as early as 2016. The total cost impact of EPA regulation of GHG under the CAA cannot be determined at this time.
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
Ozone (eight hour): On March 12, 2008, the EPA announced the tightening of the eight-hour ozone NAAQS. EPA has yet to announce the classification structure and the corresponding attainment dates for the new standard. On September 16, 2009, the EPA announced it would reconsider the March 2008 tightening of the ozone NAAQS and if needed promulgate more stringent standards. If the standards are tightened and area designations subsequently changed, new SIPs will need to be developed by the states within three years to bring the nonattainment areas into compliance. NiSource will continue to closely monitor developments in these matters and cannot estimate the impact of these rules at this time.
Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some NiSource combustion sources. EPA will designate areas that do not meet the new standard beginning in 2012. States with areas that do not meet the standard will need to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances emissions from some existing NiSource combustion sources may need to be assessed and compared to the revised NO2 standards before areas are designated. Petitions challenging the rule have been filed by various parties. NiSource will continue to closely monitor developments in these matters and cannot estimate the impact of these rules at this time. For example, with respect to Columbia Gulf, capital costs could exceed $50 million depending on the final outcome of the standard.
National Emission Standard for Hazardous Air Pollutants. On August 20, 2010, the EPA revised national emission standards for hazardous air pollutants for certain stationary reciprocating internal combustion engines. Compliance requirements vary by engine type and will generally be required within three years. NiSource is continuing its evaluation of the final rule and the specific requirements to ensure compliance by the 2013 deadline and currently estimates the cost of compliance in the range of $20 - $25 million.
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
Gas Transmission and Storage Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 EPA AOC. The AOC covered 245 facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. Obligations under the AOC have been completed at the mercury measurement stations, liquid removal point sites, storage well locations and all but 40 of the 245 facilities.

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
Electric Operations.
Air
Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of these improvements is estimated to be $560 to $800 million, although this estimate and the timing of expenditures is dependant on future regulatory actions that cannot be fully predicted at this time. Northern Indiana expects that some or all of these costs may be recoverable from ratepayers.
NOx and Ozone Compliance: Indiana’s rule to implement the EPA’s NOx SIP call requires reduction of NOx levels from several sources, including industrial and utility boilers, to reduce regional transport of ozone. In response, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction and combustion control NOx reduction technology at its active coal-fired generating stations and is currently in compliance with the NOx requirements. In implementing the NOx compliance plan, Northern Indiana has expended approximately $317.8 million as of September 30, 2010.
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
New Source Review: On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. The ultimate resolution could require additional capital expenditures and operations and maintenance costs as well as payment of substantial penalties and development of supplemental environmental projects. Northern Indiana is currently in settlement discussions with the EPA regarding possible resolutions to this NOV. Although penalties have been proposed and a reserve has been recorded for the matter, Northern Indiana is unable to predict the outcome of this matter at this time.

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

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
20.      Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss.

(in millions)	September 30, 2010	December 31, 2009

Other comprehensive income (loss), before tax:
Unrealized gains on securities	$7.2	$4.2
Tax expense on unrealized gains on securities	(2.7)	(1.6)
Unrealized losses on cash flow hedges	(58.0)	(35.0)
Tax benefit on unrealized losses on cash flow hedges	22.9	14.0
Unrecognized pension and OPEB costs	(43.8)	(44.4)
Tax benefit on unrecognized pension and OPEB costs	17.0	16.9

Total Accumulated Other Comprehensive Loss, net of taxes	$(57.4)	$(45.9)

Equity Investment
During 2008, Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420 million with seven counterparties. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027, and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of the these notes, Millennium repaid all outstanding borrowings under the credit agreement, terminated the sponsor guarantee, and cash settled the interest rate hedges. These interest rate swap derivatives were primarily accounted for as cash flow hedges by Millennium. As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss of $20.6 million, net of tax, related to these terminated interest rate swaps is being amortized into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrealized losses of $20.6 million and $5.7 million as of September 30, 2010 and December 31, 2009, respectively, are included in unrealized losses on cash flow hedges above.
21.      Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.
At September 30, 2010, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

REVENUES
Gas Distribution Operations
Unaffiliated	$428.8	$382.9	$2,526.2	$2,892.6
Intersegment	1.3	1.3	9.8	4.4

Total	430.1	384.2	2,536.0	2,897.0

Gas Transmission and Storage Operations
Unaffiliated	185.7	176.9	565.8	522.5
Intersegment	31.8	44.8	125.6	150.6

Total	217.5	221.7	691.4	673.1

Electric Operations
Unaffiliated	399.5	321.6	1061.6	906.5
Intersegment	0.1	0.2	0.5	0.6

Total	399.6	321.8	1062.1	907.1

Corporate and Other
Unaffiliated	124.1	93.5	514.3	643.9
Intersegment	109.6	106.1	319.5	308.7

Total	233.7	199.6	833.8	952.6

Eliminations	(142.8)	(152.4)	(455.4)	(464.3)

Consolidated Revenues	$1,138.1	$974.9	$4,667.9	$4,965.5

Operating Income (Loss)
Gas Distribution Operations	$(42.5)	$(33.9)	$211.1	$213.2
Gas Transmission and Storage Operations	76.2	99.9	277.0	272.4
Electric Operations	95.9	43.5	190.6	83.8
Corporate and Other	(6.3)	(15.9)	(12.8)	(15.9)

Consolidated Operating Income	$123.3	$93.6	$665.9	$553.5

ITEM 1.  FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
22.      Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009:

Nine Months Ended September 30, (in millions)	2010	2009

Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Change in accrued capital expenditures	$23.7	$(10.1)
Change in equity investments related to unrealized (losses) gains	24.5	25.6
Schedule of interest and income taxes paid:
Cash paid for interest	$328.8	$325.9
Interest capitalized	2.2	2.7
Cash paid for income taxes	38.4	-

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
CONSOLIDATED REVIEW
Executive Summary
NiSource is an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are engaged in the transmission, storage and distribution of natural gas in the high-demand energy corridor stretching from the Gulf Coast through the Midwest to New England and the generation, transmission and distribution of electricity in Indiana. NiSource generates virtually 100% of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations are subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas sales are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales and transportation services are more significant than in other months.
For the nine months ended September 30, 2010, NiSource reported income from continuing operations of $258.8 million, or $0.93 per basic share, compared to $142.0 million, or $0.52 per basic share reported for the same period in 2009.
Increases in income from continuing operations were due primarily to the following items:
•
Electric Operations’ net revenues increased $108.9 million due to higher margins of $42.5 million primarily from increased industrial and residential margins, an increase as a result of warmer weather of approximately

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
$34 million, an increase in off-system sales of $15.8 million, and an increase of $15.1 million in environmental trackers that are partly offset in operating expense.
•	Gas Transmission and Storage Operations’ net revenues increased $18.3 million primarily due to a $17.6 million increase in demand margin revenue.
•
The effective tax rate decreased to 31.6% compared to 43.9% for the comparable period last year. The decrease is due to NiSource recording a $15.2 million discrete adjustment in the third quarter of 2010 that reduced income tax expense as a result of a rate settlement that requires the company to flow through certain tax benefits to customers in current rates.

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
Northern Indiana’s utilities are focused on a number of initiatives to enhance customer service and reliability, modernize rate structures, and position the company for future growth. In February 2010, Jimmy D. Staton, group CEO of NiSource’s gas distribution businesses, assumed the added responsibility for the company’s Indiana gas and electric utility businesses. Following are the key initiatives for Northern Indiana in 2010:
•
On August 25, 2010, Northern Indiana Public Service Company’s electric business received an order from the IURC on the company’s 2008 electric base rate case. The order, which is subject to rehearing and appeals processes, is in line with the company’s expectations.

•
As previously discussed, Northern Indiana Public Service Company’s electric business plans to submit a follow up electric base rate case filing with the IURC in the fourth quarter of this year. That filing is expected to address items that have changed since the company’s 2008 rate filing and test period, including factors related to the economic downturn, changes in customer usage and operating conditions, and efforts to enhance customer programs and rate design.

•
On August 24, 2010, parties in Northern Indiana Public Service Company’s gas base rate case filed a unanimous settlement proposal with the IURC. The proposal, if approved, will result in an overall rate decrease for their natural gas customers while preserving their gas rate base. The settlement also proposes enhancements in rate design and continued strong support for low-income customer assistance, energy efficiency and conservation programs. A decision by the IURC is expected in the fourth quarter.

NiSource’s Gas Distribution Operations continues to execute its strategy of combining long-term infrastructure replacement programs with complementary regulatory initiatives.
•
NiSource’s Gas Distribution Operations continues to proactively advance replacement and upgrades of its infrastructure to ensure a safe and reliable distribution system via its Infrastructure Replacement and Pipeline Improvement Programs. This includes significant, revenue-producing programs at our largest

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
utilities, Columbia Gas of Ohio, Columbia Gas of Pennsylvania, and Columbia Gas of Massachusetts (formerly Bay State Gas Company).

•
The Pennsylvania Public Utilities Commission (PUC) approved a Columbia Gas of Pennsylvania base rate case settlement on August 18, 2010, with new rates effective on October 1, 2010. In addition to increasing the company’s base revenues, the approval includes increased funding of the company’s Emergency Repair Program and rebates to customers enrolled in its Income Qualified Energy Efficiency Program.

•
Columbia Gas of Virginia’s May 3, 2010, base rate case, which is pending before the Virginia State Corporation Commission, proposes an increase in revenues of $13 million and proposes changes to the rate structure in order to adjust revenues to remove variations due to weather and to increase the amount of costs recovered on a fixed basis. New rates are anticipated to be effective January 1, 2011.

Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory and commercial matters.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
NiSource’s Gas Transmission & Storage Operations continues to identify and advance a number of near-term, low-risk growth projects that leverage its geographic footprint throughout the Marcellus Shale production areas.
•
On August 12, 2010, NiSource’s Gas Transmission & Storage Operations announced a partnership with UGI Energy Services, Inc. to develop a new natural gas pipeline providing Marcellus Shale producers in Pennsylvania improved access to high-value markets. The project, which is in early stages of evaluation and development, could provide as much as 500,000 dekatherms per day (Dth/d) of additional transportation capacity for natural gas production in north-central Pennsylvania and southern New York.

•
On September 27, 2010, NiSource’s Gas Transmission & Storage Operations announced commencement of the nearly $80 million Majorsville expansion in southwestern Pennsylvania and northern West Virginia. Two of the projects, developed jointly with MarkWest Liberty Midstream & Resources L.L.C., have been completed and are the first integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. Fully contracted, the pipeline and compression assets allow NGT&S to gather and deliver more than 325,000 Dth/d of Marcellus production gas to the new MarkWest Liberty Majorsville processing plant. Construction began on the third project on a pipeline to deliver residue gas from the Majorsville MarkWest Liberty processing plant to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. That project is expected to be in service in January 2011.

Financial Management of the Balance Sheet
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. CPRC’s agreement with the commercial paper conduit has a scheduled termination date of March 14, 2011, and can be renewed if mutually agreed to by both parties. As of September 30, 2010, $3.9 million of accounts receivable had been transferred by CPRC.
Additionally, NiSource completed a forward equity sale during the third quarter of 2010. Refer to Note 4, “Forward Equity Agreement,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information related to the forward equity sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Process and Expense Management
Refer to Note 5, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on process and expense management.
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
Refer to “Controls and Procedures” included in Item 4.
Results of Operations
Quarter Ended September 30, 2010
Net Income (Loss)
NiSource reported net income of $33.2 million, or $0.12 per basic share, for the three months ended September 30, 2010, compared to a net loss of $15.4 million, or $0.05 per basic share, for the third quarter of 2009. Income from continuing operations was $33.4 million, or $0.12 per basic share, for the three months ended September 30, 2010, compared to loss from continuing operations of $13.2 million, or $0.05 per basic share, for the third quarter of 2009. Operating income was $123.3 million, an increase of $29.7 million from the same period in 2009. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2010 were 278.1 million compared to 275.4 million at September 30, 2009.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended September 30, 2010, were $718.1 million, a $61.1 million increase from the same period last year. This increase in net revenues was primarily due to increased Electric Operations’ net revenues of $51.8 million and increased Gas Distribution Operations’ net revenues of $12.1 million. Electric Operations’ net revenues increased primarily due to an increase of approximately $32 million as a result of warmer weather and increased industrial margins of $10.2 million. Additionally, there was a $5.6 million increase in environmental trackers that are partly offset in operating expense and a $4.1 million increase in off-system sales. Gas Distribution Operations’ net revenues increased due primarily to an increase of $23.7 million for regulatory and service programs, partially offset by decreases in commercial and residential margins of $6.6 million and $5.0 million, respectively. The increases in net revenues were partially offset by a decrease in Gas Transmission and Storage Operations’ net revenues of $4.2 million. This decrease was a result of lower shorter term transportation and storage services of $9.3 million and a decrease of $8.4 million in mineral rights leasing revenue. These were partially offset by increases of $4.3 million in commodity margins and other revenues, $3.9 million from demand margin revenue, and $3.6 million in regulatory trackers, which are offset in expense.
Expenses
Operating expenses for the third quarter 2010 were $598.3 million, an increase of $29.1 million from the 2009 period. This increase was mainly due to higher employee and administration costs, including pension costs, of $27.1 million and increased maintenance and outside service costs of $8.9 million, including $3.1 million related to pipeline integrity management expenses. Additionally, other taxes increased $7.8 million and depreciation increased $4.3 million. These increases were partially offset by a decrease of $6.5 million related to losses on the sale of assets in 2009, a decrease of $6.0 million related to a change in estimated environmental reserves, and a decrease of $4.8 million due to a restructuring reserve in 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Income (Deductions)
Interest expense decreased by $7.4 million primarily due to the December 2009 term loan repayment, the maturity of November 2009 floating rate notes, lower short-term interest rates, higher 2010 post in-service carrying charges (PISCC) at Columbia of Ohio and a reduction in interest expense at Columbia of Pennsylvania related to the overcollection of gas costs in 2009. These benefits were partially offset by incremental interest expense associated with the issuance of December 2009 long-term debt and the effect of the adoption of new accounting requirements related to the accounts receivable facilities. Other, net remained relatively flat for the third quarter of 2010 compared to the third quarter of 2009.
Income Taxes
Income taxes for the third quarter of 2010 were a benefit of $5.6 million compared to an expense of $4.2 million for the third quarter of 2009. The effective tax rates for the quarters ended September 30, 2010 and September 30, 2009 were negative for both periods. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199. The change in the effective tax rate in the third quarter of 2010 versus the third quarter of 2009 is due to a $15.2 million discrete adjustment in 2010, reducing income tax expense as a result of a rate settlement that requires the Company to flow through certain tax benefits to customers in current rates. The 2009 effective tax rate was significantly impacted by an adjustment to the rate used to measure certain deferred state income taxes as a result of the decision to dispose of unregulated natural gas marketing business, as well as by an increase in tax expense due to certain non-deductible expenses. Refer to Note 13, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more detail about income taxes.
Results of Operations
Nine Months Ended September 30, 2010
Net Income
NiSource reported net income of $258.6 million, or $0.93 per basic share, for the nine months ended September 30, 2010, compared to net income of $128.2 million, or $0.47 per basic share, for the first nine months of 2009. Income from continuing operations was $258.8 million, or $0.93 per basic share, for the first nine months ended September 30, 2010, compared to income from continuing operations of $142.0 million, or $0.52 per basic share, for comparable 2009 period. Operating income was $665.9 million, an increase of $112.4 million from the same period in 2009. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2010 were 277.5 million compared to 274.8 million at September 30, 2009.
Comparability of line item operating results between quarterly periods was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2010, were $2,522.5 million, a $117.2 million increase from the same period last year. This increase in net revenues was primarily due to increased Electric Operations’ net revenues of $108.9 million and increased Gas Transmission and Storage Operations’ net revenues of $18.3 million. These were partially offset by a decrease in Gas Distribution Operations’ net revenues of $1.9 million. Electric Operations’ net revenues increased due to higher margins, primarily industrial and residential, of $42.5 million and warmer weather of approximately $34 million. Additionally, there was an increase in off-system sales of $15.8 million, including an adjustment of $9.0 million to reduce off-system sales in 2009 resulting from a FAC settlement. The remaining increase in net revenues is a result of a $15.1 million increase in environmental trackers that are partly offset in operating expense. Gas Transmission and Storage Operations’ net revenues increased primarily due to a $17.6 million increase in demand margin revenue and an $8.3 million increase related to recognition of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
financing. Net revenues were also favorably impacted by $6.8 million in increased mineral rights royalty and other revenues, $5.4 million of fees received from a contract buy-out during the period, and $4.2 million in regulatory trackers, which are offset in expense. These increases in net revenue were partially offset by a decrease of $15.0 million in shorter term transportation and storage services and a decrease of $9.2 million in mineral rights leasing revenue. Gas Distribution Operations’ net revenues decreased due primarily to a decrease in commercial and residential margins of $16.7 million, the impact of warmer weather of approximately $13 million, and decreases in net regulatory and tax trackers of $11.0 million, which are offset in expense. Additionally, there was a $5.7 million reserve from a prior period contract and a $5.1 million decrease due to forfeited discounts and late payments. The above decreases were partially offset by an increase of $42.0 million in revenues related to regulatory and service programs, including impacts from rate cases at various other utilities, the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program, and for Columbia of Ohio’s change from a volumetrically based rate design to one based on fixed monthly charges for certain customer classes. Additionally, there was an increase in off-system sales of $7.6 million.
Expenses
Operating expenses for the nine months ended September 30, 2010 were $1,867.9 million, an increase of $6.5 million from the 2009 period. This increase was mainly due to increased employee and administration expenses of $32.7 million and an increase in maintenance and outside service expenses of $17.2 million, including $5.5 million of pipeline integrity management expenses, and higher depreciation costs of $13.8 million. The above increases were partially offset by the impact of $24.6 million of restructuring charges that were recognized in 2009, lower legal reserves of $11.5 million, lower uncollectibles of $8.4 million, a decrease of $6.0 million as a result of a revision to the estimated environmental reserve, and a decrease in the impairment and loss on sale of assets of $5.2 million.
Other Income (Deductions)
Interest expense decreased by $5.9 million primarily due to the December 2009 term loan repayment, the maturity of the company’s November 2009 floating rate note, the $250.6 million tender offer repurchase of long-term debt in April 2009, lower short-term interest rates and borrowings, higher 2010 post in service carrying charges (PISCC) at Columbia of Ohio and a reduction in interest expense at Columbia of Pennsylvania related to the overcollection of gas costs in 2009. These benefits were partially offset by incremental interest expense associated with the issuance of long-term debt in March 2009 and December 2009 and the effect of the adoption of new accounting requirements related to the company’s accounts receivable facilities. Other-net increased $9.6 million for the period ended September 30, 2010, compared to the period ended September 30, 2009, primarily due to favorable AFUDC rates and a reclassification of interest expense related to the adoption of new accounting requirements noted above.
Income Taxes
Income taxes for the first nine months of 2010 were $119.6 million, an increase of $8.6 million compared to the first nine months of 2009, mainly attributable to higher pre-tax income. The effective tax rate for the period ended September 30, 2010, was 31.6% compared to 43.9% for the comparable period last year. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199. The decrease of 12.3% in the effective tax rate in 2010 versus 2009 is due to a $15.2 million discrete adjustment, reducing income tax expense as a result of a rate settlement that requires the Company to flow through certain tax benefits to customers in current rates. The 2009 effective tax rate was significantly impacted by an adjustment to the rate used to measure certain deferred state income taxes as a result of the decision to dispose of unregulated natural gas marketing business, as well as by an increase in tax expense due to certain non-deductible expenses. Refer to Note 13, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more detail about income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Discontinued Operations
There was a $0.2 million net loss from discontinued operations for the nine months ended September 30, 2010, compared to a net loss of $13.8 million in 2009. The loss in 2009 is primarily attributable to an adjustment to the reserve for litigation and adjustments from businesses disposed of during 2008, including the dispositions of Northern Utilities and Granite State Gas.
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
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2010 was $332.5 million, a decrease of $788.4 million compared to the nine months ended September 30, 2009. Gas price fluctuations and the related approved rates for recovery significantly impacted working capital when comparing the two periods. During 2010 over-collected gas costs of $289.9 million were returned to the customers. Conversely, during the comparable period in 2009, under-collected gas costs at of $589.4 million were received from the customers. Additionally, beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings. Although there have been no changes in the operation of the accounts receivable securitization programs, the application of the new accounting guidance resulted in a reduction in cash from operations of $241.9 million.
Income Tax Refunds. In the third quarter of 2009, NiSource filed its consolidated federal income tax return reflecting a significant tax loss primarily due to its change in method of accounting related to capitalizing certain costs. Under the new tax accounting method, NiSource recorded federal and state income tax receivables of $295.7 million. In 2009, $267.6 million of these refunds were received. The majority of the remaining balance was received in 2010.
Tawney Settlement. NiSource’s share of the settlement liability is up to $338.8 million. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of September 30, 2010, NiSource had contributed a total of $328.2 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of September 30, 2010, $10.6 million of the maximum settlement liability had not been paid. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator. Refer to Part II, Item 1, “Legal Proceedings,” for additional information.
Pension and Other Postretirement Plan Funding. NiSource expects to make contributions of approximately $161.0 million to its pension plans and approximately $49.1 million to its postretirement medical and life plans in 2010, which could change depending on market conditions. For the nine months ended September 30, 2010, NiSource has contributed $152.7 million to its pension plans and $38.7 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the nine months ended September 30, 2010 were $553.7 million, compared to $586.0 million for the comparable period in 2009. Capital expenditures were delayed somewhat during 2010 due primarily to weather. NiSource continues to project 2010 capital expenditures to be approximately $950 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Restricted cash was $276.5 million and $174.7 million as of September 30, 2010 and December 31, 2009, respectively. The increase in restricted cash was due primarily to the change in forward gas prices which resulted in increased net margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.
NiSource received insurance proceeds of $3.5 million for the nine months ended September 30, 2010, compared to $61.4 million for the comparable period in the prior year, related to hurricanes and other incidents.
NiSource contributed $87.7 million, primarily related to Millennium for the period ended September 30, 2010, compared to $26.5 million for the period ended September 30, 2009. The increase in the current period was the result of the settlement of Millennium’s interim financing.
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
NiSource Finance had $578.0 million in outstanding borrowings on its five-year revolving credit facility at September 30, 2010, at a weighted average interest rate of 0.68%, and borrowings of $103.0 million at December 31, 2009, at a weighted average interest rate of 0.59%.
As of September 30, 2010, NiSource had $146.6 million of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 11, “Transfers of Financial Assets.”
As of September 30, 2010 and December 31, 2009, NiSource had $29.1 million and $85.0 million, respectively, of stand-by letters of credit outstanding under its five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.
As of September 30, 2010, an aggregate of $892.9 million of credit was available under the credit facility.
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
Credit Ratings. On September 30, 2010, Standard and Poor’s affirmed its senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard and Poor’s outlook for NiSource and all of its subsidiaries is stable. On December 15, 2009, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 24, 2009,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries, and revised the outlook to stable from negative. Although all ratings continue to be investment grade, a downgrade by Standard and Poor’s, Moody’s or Fitch would result in a rating that is below investment grade. NiSource is scheduled for their annual credit reviews with all three rating agencies in November 2010.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard and Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of electricity. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $17.6 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. Under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard and Poor’s or Moody’s, or falls below BB or Ba2 at either Standard and Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s and Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard and Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard and Poor’s or Moody’s, respectively.
Contractual Obligations. There were no material changes recorded in the first nine months of 2010 to NiSource’s uncertain tax positions recorded as of December 31, 2009.
Forward Equity Sale. Refer to Note 4, “Forward Equity Agreement,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on financing activities related to the forward equity sale.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.6 million and $10.3 million for the quarter and nine months ended September 30, 2010, respectively, and $4.8 million and $14.8 million for the quarter and nine months ended September 30, 2009, respectively.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the unregulated gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was zero, $0.1 million and zero for the third quarter of 2010, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
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
NiSource has issued guarantees that support up to approximately $438.7 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Information
Critical Accounting Policies
Goodwill. NiSource’s goodwill assets at September 30, 2010 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. The goodwill balance also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2010. The fair value of each reporting unit substantially exceeded the carrying value based on this impairment test. Refer to Note 12, “Goodwill Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information concerning NiSource’s annual goodwill test.
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
2010 Health Care Act
The 2010 Health Care Act includes a provision eliminating, effective January 1, 2013, the tax deductibility of retiree health care costs to the extent of federal subsidies received under the Retiree Drug Subsidy program. When the Retiree Drug Subsidy was created by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, NiSource recorded a deferred tax asset reflecting the exclusion of the expected future Retiree Drug Subsidy from taxable income. At the same time, an offsetting regulatory liability was established to reflect NiSource’s obligation to reduce income taxes collected in future rates. ASC Topic 740 – Income Taxes requires the impact of a change in tax law to be immediately recognized in continuing operations in the income statement for the period that includes the enactment date. In the first quarter of 2010, NiSource reversed its deferred tax asset of $6.2 million related to previously excludable Retiree Drug Subsidy payments expected to be received after January 1, 2013, which was completely offset by the reversal of the related regulatory liability. There was no impact on income tax expense recorded in the Condensed Statements of Consolidated Income (Loss) (unaudited) for the period ended September 30, 2010.
A provision of the 2010 Health Care Act requires the elimination, effective January 1, 2011, of lifetime and restrictive annual benefit limits from certain active medical plans. The NiSource Consolidated Flex Medical Plan (the “Consolidated Flex Plan”), a component welfare benefit plan of the NiSource Life and Medical Benefits Program covered both active and retired employees and capped lifetime benefits to certain retirees. NiSource examined the provisions of the 2010 Health Care Act and determined the enactment of the law in the first quarter of 2010 qualified as a significant event requiring remeasurement of other postretirement benefit obligations and plan assets as of March 31, 2010. Effective September 1, 2010, NiSource amended the Consolidated Flex Plan and established the NiSource Post-65 Retiree Medical Plan (the “Post-65 Retiree Plan”) as a separate ERISA plan. In

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
accordance with the amendment of the Consolidated Flex Plan and the establishment of the Post-65 Retiree Plan, Medicare supplement plan options for NiSource post-age 65 retirees and their eligible post-age 65 dependents are now offered under the Post-65 Retiree Plan, a retiree-only plan, and not under the Consolidated Flex Plan. The Post-65 Retiree Plan is not subject to the provisions of the 2010 Health Care Act requiring elimination of lifetime and restrictive annual benefit limits. The amendment of the Consolidated Flex Plan and the establishment of the Post-65 Retiree Plan required a second remeasurement of other postretirement benefit obligations and plan assets as of September 1, 2010. The effect of the change in the legislation and the plan amendment resulted in an increase to the other postretirement benefit obligation, net of plan assets, of $31.0 million and corresponding increases to regulatory assets and AOCI of $29.4 million and $1.6 million, respectively. Net periodic postretirement benefit cost for 2010 was also increased by approximately $2.2 million, of which $1.3 million was recognized during the second quarter of 2010 and $0.9 million was recognized during the third quarter of 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into three primary business segments: Gas Distribution Operations, Gas Transmission and Storage Operations, and Electric Operations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2010		2009		2010		2009

Net Revenues
Sales Revenues	$430.1		$384.2		$2,536.0		$2,897.0
Less: Cost of gas sold (excluding depreciation and amortization)	188.3		154.5		1,385.8		1,744.9

Net Revenues	241.8		229.7		1,150.2		1,152.1

Operating Expenses
Operation and maintenance	191.1		174.7		634.1		631.4
Depreciation and amortization	63.8		62.9		189.8		186.2
Other taxes	29.4		26.0		115.2		121.3

Total Operating Expenses	284.3		263.6		939.1		938.9

Operating Income	$(42.5)		$(33.9)		$211.1		$213.2

Revenues ($ in Millions)
Residential	$230.4		$198.8		$1,423.9		$1,951.9
Commercial	68.9		64.7		474.0		675.5
Industrial	41.7		36.2		156.3		180.3
Off System	61.6		52.7		233.5		185.5
Other	27.5		31.8		248.3		(96.2)

Total	$430.1		$384.2		$2,536.0		$2,897.0

Sales and Transportation (MMDth)
Residential	15.0		16.5		170.2		181.7
Commercial	19.1		16.9		115.1		118.3
Industrial	98.3		75.6		284.3		246.2
Off System	13.7		14.6		56.8		44.7
Other	0.1		0.1		0.8		0.6

Total	146.2		123.7		627.2		591.5

Heating Degree Days	72		69		3,370		3,593
Normal Heating Degree Days	88		88		3,596		3,596
% (Warmer) Colder than Normal	(18%	)	(22%	)	(6%	)	0%

Customers
Residential					2,980,557		2,972,887
Commercial					273,371		273,515
Industrial					7,686		7,822
Other					81		80

Total					3,261,695		3,254,304

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Bear Garden Station
Columbia of Virginia has entered into an agreement with Dominion Virginia Power to install facilities to serve a 580 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project requires approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station. CGV’s facilities constructed to serve the Bear Garden station were placed into service in July 2010 on schedule and under budget.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments and cost recovery and trackers for the Gas Distribution Operations segment.
Customer Usage. The NiSource distribution companies have experienced declining usage by customers, due in large part to the sensitivity of sales to volatility in commodity prices, as well as general economic conditions. A significant portion of the LDCs’ operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. During times of unusually high gas prices, throughput and net revenue have been adversely affected as customers may reduce their usage as a result of higher gas cost or other economic conditions. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. In regulatory proceedings in 2009, Columbia of Massachusetts and Columbia of Virginia received approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Each of the states in which the NiSource LDCs operate have different requirements regarding the procedure for establishing such changes and NiSource is considering similar changes through regulatory proceedings for its other gas distribution utilities.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of September 30, 2010, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Refer to Note 5, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on restructuring activities for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operation’s territories for the third quarter of 2010 was 18% warmer than normal and 4% colder than the third quarter in 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Weather in the Gas Distribution Operation’s territories for the first nine months of 2010 was 6% warmer than normal and 6% warmer compared to the same period in 2009.
Throughput
Total volumes sold and transported of 146.2 MMDth for the third quarter of 2010 increased by 22.5 MMDth from the same period last year. This increase in volume was primarily due to higher industrial usage.
Total volumes sold and transported of 627.2 MMDth for the first nine months of 2010 increased by 35.7 MMDth from the same period last year. This increase in volume was primarily due to higher industrial usage.
Net Revenues
Net revenues for the third quarter of 2010 were $241.8 million, an increase of $12.1 million from the same period in 2009, due primarily to an increase of $23.7 million for regulatory and service programs, including approximately $16.4 million due to the impact for Columbia of Ohio’s change from a volumetrically based rate design to one based on fixed monthly charges for certain customer classes. The favorable impact experienced in the current and prior quarter from the change in the rate design more than offsets the unfavorable impact from the first quarter of 2010. The remaining increase for regulatory and service programs relates to impacts from rate cases at various utilities and the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program. Additionally, net revenues increased due to higher regulatory and tax trackers, which are offset in expense, of $2.5 million and the effects of cooler weather of approximately $1 million. These increases in net revenues were partially offset by decreases in commercial and residential margins of $6.6 million and $5.0 million, respectively. Additionally, off-system sales decreased $4.5 million.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and nine months ended September 30, 2010 was a revenue increase of $0.9 million and $114.8 million, respectively, compared to an increase of $3.9 million and a decrease $205.1 million for the three and nine months ended September 30, 2009, respectively.
Net revenues for the nine months ended September 30, 2010 were $1,150.2 million, a decrease of $1.9 million from the same period in 2009, due primarily to a decrease in commercial and residential margins of $16.7 million, the impact of warmer weather of approximately $13 million, and decreases in net regulatory and tax trackers of $11.0 million, which are offset in expense. Additionally, there was a $5.7 million reserve from a prior period contract and a $5.1 million decrease due to forfeited discounts and late payments. The above decreases were partially offset by an increase of $42.0 million in revenues related to regulatory and service programs, including impacts from rate cases at various utilities, the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program, and for Columbia of Ohio’s change from a volumetrically based rate design to one based on fixed monthly charges for certain customer classes. Additionally, there was an increase in off-system sales of $7.6 million.
Operating Income
For the third quarter of 2010, Gas Distribution Operations reported an operating loss of $42.5 million, a decrease of $8.6 million from the comparable 2009 period. Operating loss increased as a result of higher operating expenses which were partially offset by higher net revenues described above. Operating expenses increased $20.7 million primarily due to an increase in employee and administration costs of $16.4 million including higher pension expenses compared to the third quarter of 2009. Columbia of Pennsylvania incurred $6.7 million higher expense attributable to pension contributions in the third quarter 2010. Additionally, Columbia of Ohio received regulatory approval to defer pension costs incurred in 2009, which resulted in a reversal of expense in the third quarter 2009. Additionally, other taxes (property and trackers) increased by $3.4 million.
For the nine months ended September 30, 2010, Gas Distribution Operations reported operating income of $211.1 million, a decrease of $2.1 million from the comparable 2009 period. The decrease in operating income was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
primarily attributable to the decrease in revenue described above. Operating expenses increased $0.2 million due primarily to higher employee and administration costs of $15.1 million and depreciation costs of $3.6 million, partially offset by decreases in tax and regulatory trackers, offset in net revenues, of $11.0 million and a decrease in uncollectible accounts of $5.7 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Operating Revenues
Transportation revenues	$163.7	$163.0	$522.6	$517.3
Storage revenues	49.9	49.0	149.0	142.4
Other revenues	3.9	9.7	19.8	13.4

Total Operating Revenues	217.5	221.7	691.4	673.1

Operating Expenses
Operation and maintenance	98.8	84.6	287.0	279.9
Depreciation and amortization	31.9	30.5	94.9	90.1
Gain on sale of assets	-	-	(0.1)	(2.0)
Other taxes	14.1	12.5	43.9	42.3

Total Operating Expenses	144.8	127.6	425.7	410.3

Equity Earnings in Unconsolidated Affiliates	3.5	5.8	11.3	9.6

Operating Income	$76.2	$99.9	$277.0	$272.4

Throughput (MMDth) *
Columbia Transmission	191.1	158.4	750.1	736.9
Columbia Gulf	225.0	195.2	625.0	708.4
Crossroads Gas Pipeline	6.5	8.6	20.2	26.0
Intrasegment eliminations	(141.6)	(114.8)	(423.2)	(443.6)

Total	281.0	247.4	972.1	1,027.7

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
Majorsville, PA Project. The Gas Transmission and Storage Operations segment is in the process of executing three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of long-term service agreements in August and September 2010. In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream Services, LLC. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. The Majorsville, PA project was placed in service on August 1, 2010.
Clendenin Project. Construction is currently under way to modify existing facilities in the Clendenin area in West Virginia to move Marcellus production to liquid market centers. The Clendenin project allows Gas Transmission

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
and Storage to meet incremental demand of up to 150,000 Dth per day. Long term firm transportation contracts for 130,000 Dth have been executed, some which began in the third quarter 2010 and others that will begin in the second quarter 2011. Total capital required for the Clendenin project is approximately $18 million.
East Lateral Project. Gas Transmission and Storage is in the process of executing a $4 million project that, with modification of existing facilities on the Columbia Gulf East Lateral, allows it to provide firm transportation services for up to 300,000 Dth per day for processing. Firm transportation contracts for 250,000 Dth per day have been executed for five-year terms. Gas Transmission and Storage requested FERC approval to complete this project in an application filed in May 2010 and service is expected to commence in the fourth quarter 2010.
Line WB Expansion Project. Gas Transmission and Storage intends to expand its WB system through a $14 million investment in additional facilities to provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion will allow producers to meet incremental transportation demand in the Marcellus/Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity have been executed. Gas Transmission and Storage requested FERC approval to complete this project in an application filed in August 2010 with service expected to begin in January 2011.
Southern Appalachian Project. As a continuation of its strategy to provide transportation services to producers of Marcellus and Appalachian gas, Gas Transmission and Storage intends to expand Line SM-116 to transport approximately 38,500 Dth per day on a firm basis. This additional capacity is supported by executed binding precedent agreements. These additional facilities will be constructed at a cost of nearly $4 million. Gas Transmission and Storage requested FERC approval to complete this project in an application filed in October 2010 with service expected to commence in April 2011.
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
On August 29, 2007, Millennium entered into a bank credit agreement to finance the construction of the Millennium pipeline project. As a condition precedent to the credit agreement, NiSource issued a guarantee securing payment for

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
its indirect ownership interest percentage of amounts borrowed under the financing agreement up until such time as the amounts payable under the agreement are paid in full. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027, and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under the credit agreement, terminated the sponsor guarantee, and cash settled the interest rate hedges. The interim bank credit agreement subsequently expired on August 29, 2010.
Columbia Transmission contributed cash and property to Millennium of $88.1 million and $26.5 million for the nine months ended September 30, 2010 and 2009, respectively. Millennium returned $23.8 million of capital to Columbia Transmission during the nine months ended September 30, 2010. No distributions were made during the same period last year.
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
During the first quarter 2010, Hardy Storage converted its outstanding borrowings of $123.4 million, which was partially guaranteed by Columbia Transmission, under its temporary financing agreement to a secured permanent financing. As a result, Columbia Transmission was released from its underlying guarantee.
Hardy Storage distributed $7.9 million of earnings to each of its partners during the second quarter 2010 and distributed $5.0 million of earnings to each of its partners during October 2010.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the nine months ended September 30, 2010, approximately 91.5% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 4.8% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 89.5% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 4.5% of transportation revenues derived from usage fees under firm contracts for the nine months ended September 30, 2009.
Interruptible transportation service includes park and loan service and is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
transmission assets. For the nine months ended September 30, 2010 and 2009, approximately 3.7% and 5.5%, respectively, of the transportation revenues were derived from interruptible contracts.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Gas Transmission and Storage Operations segment.
Environmental Matters
Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of September 30, 2010, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Restructuring
Refer to Note 5, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on restructuring activities for the Gas Transmission and Storage Operations segment.
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
Throughput for the Gas Transmission and Storage Operations segment totaled 281.0 MMDth for the third quarter of 2010, compared to 247.4 MMDth for the same period in 2009. The increase of 33.6 MMDth for the three-month period was attributable to increased transportation of production from the Haynesville and Barnett shale areas. Columbia Transmission also had slightly higher deliveries to power generation plants to satisfy cooling demand during a warmer than normal summer. This was partially offset by the impact of competition driven from other pipelines constructed near Columbia Gulf’s south Louisiana onshore lateral system.
Throughput for the Gas Transmission and Storage Operations segment totaled 972.1 MMDth for the first nine months of 2010, compared to 1,027.7 MMDth for the same period in 2009. The decrease of 55.6 MMDth was primarily due to a significant level of competing pipelines constructed over this timeframe near Columbia Gulf’s system. Increased production in the Marcellus shale region as well as increasing capacity for LNG to reach the Northeast have contributed to Columbia Gulf’s throughput decline by displacing gas previously transported by Columbia Gulf to Columbia Transmission. These decreases have been partially offset by increased transportation of production from the Haynesville and Barnett shale areas and favorable summer weather.
Net Revenues
Net revenues were $217.5 million for the third quarter of 2010, a decrease of $4.2 million from the same period in 2009, primarily due to a decrease of $9.3 million in shorter term transportation and storage services and a decrease of $8.4 million in mineral rights leasing revenue, due to a transaction that closed in 2009. These were partially offset by increases of $3.9 million from demand margin revenue, $3.6 million in regulatory trackers, which are offset in expense, and $4.3 million in commodity margin and other revenues.
Net revenues were $691.4 million for the first nine months of 2010, an increase of $18.3 million from the same period in 2009, primarily due to a $17.6 million increase in demand margin revenue and an $8.3 million increase related to recognition of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing. Net revenues were also favorably impacted by $6.8 million in increased mineral rights royalty and other revenues, $5.4 million of fees

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
received from a contract buy-out during the period, and $4.2 million in regulatory trackers, which are offset in expense. These increases in net revenue were partially offset by a decrease of $15.0 million in shorter term transportation and storage services and a decrease of $9.2 million in mineral rights leasing revenue, which was the result of a transaction closing in 2009.
Operating Income
Operating income was $76.2 million for the third quarter of 2010, a decrease of $23.7 million from the third quarter of 2009. This decrease is due to increased operating expenses of $17.2 million, a decrease in net revenue, as described above, and a decrease in equity earnings of $2.3 million. Operating expenses increased primarily as a result of increased employee and administration costs of $7.2 million, higher maintenance and outside service expenses of $6.9 million, including $3.1 million in pipeline integrity management expenses, and increased regulatory trackers, which are offset in net revenue, of $3.6 million. Equity earnings decreased due to lower investment earnings in Millennium due primarily to higher interest charges in 2010.
Operating income was $277.0 million for the nine months ended September 30, 2010, an increase of $4.6 million from the comparable period in 2009. Operating income increased primarily as a result of the increase in net revenues, as described above, partially offset by higher operating expenses. Operating expenses increased $15.4 million primarily due to increases of $16.1 million in employee and administration costs, $15.9 million in maintenance and outside service expenses, including $5.5 million related to pipeline integrity management, $4.8 million in depreciation costs, $4.2 million in regulatory trackers, which are offset in revenue, and $3.2 million in materials and supplies. The above increases in operating expenses were partially offset by decreases in restructuring charges of $20.0 million, which were recorded in the first nine months of 2009, lower legal reserves of $2.8 million, a $2.8 million adjustment to bad debt reserves, and a $2.4 million decrease in environmental costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2010	2009		2010	2009

Net Revenues
Sales revenues	$399.6	$321.8		$1,062.1	$907.1
Less: Cost of sales (excluding depreciation and amortization)	142.4	116.4		389.9	343.8

Net Revenues	257.2	205.4		672.2	563.3

Operating Expenses
Operation and maintenance	91.9	96.9		277.9	287.9
Depreciation and amortization	53.8	52.0		159.0	153.6
Other taxes	15.6	13.0		44.7	38.0

Total Operating Expenses	161.3	161.9		481.6	479.5

Operating Income	$95.9	$43.5		$190.6	$83.8

Revenues ($ in millions)
Residential	124.7	93.6		301.7	274.3
Commercial	103.5	95.9		278.7	281.8
Industrial	130.4	116.4		372.2	338.0
Wholesale	13.5	6.2		24.6	12.2
Other	27.5	9.7		84.9	0.8

Total	399.6	321.8		1,062.1	907.1

Sales (Gigawatt Hours)
Residential	1,175.7	843.9		2,833.2	2,445.5
Commercial	1,103.8	1,004.5		2,991.1	2,907.6
Industrial	2,180.0	1,944.5		6,321.8	5,723.4
Wholesale	330.0	208.9		635.7	385.2
Other	47.0	33.3		128.2	112.4

Total	4,836.5	4,035.1		12,910.0	11,574.1

Cooling Degree Days	700	318		977	515
Normal Cooling Degree Days	578	578		808	808
% Warmer (Colder) than Normal	21%	(45%	)	21%	(36%	)

Electric Customers
Residential				399,556	398,408
Commercial				53,696	53,396
Industrial				2,435	2,444
Wholesale				15	13
Other				741	751

Total				456,443	455,012

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 456.4 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of September 30, 2010, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.
Restructuring
Refer to Note 5, “Restructuring Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on restructuring activities for the Electric Operations segment.
Sales
Electric Operations sales quantities for the third quarter of 2010 were 4,836.5 gwh, an increase of 801.4 gwh compared to the third quarter of 2009. The increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions. Within the industrial customer base, the major steel companies’ production bottomed near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers. Additionally, warmer weather in the current year has resulted in an increase in sales.
Electric Operations sales quantities for the nine months ended September 30, 2010 were 12,910.0 gwh, an increase of 1335.9 gwh compared to the same period in 2009. The increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions. Within the industrial customer base, the major steel companies’ production bottomed near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers. Additionally, warmer weather in the current period has resulted in an increase in sales.
Net Revenues
Net revenues were $257.2 million for the third quarter of 2010, an increase of $51.8 million from the same period in 2009, primarily due to an increase of approximately $32 million as a result of warmer weather and increased industrial margins of $10.2 million. Additionally, there was a $5.6 million increase in environmental trackers that are partly offset in operating expense and a $4.1 million increase in off-system sales.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered fuel and purchased power from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and nine months ended September 30, 2010 was a revenue increase of $12.9 million and $44.0 million, respectively, compared to a decrease of $2.1 million and $24.0 million for the three and nine months ended September 30, 2009, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Net revenues were $672.2 million for the nine months ended September 30, 2010, an increase of $108.9 million from the same period in 2009. This increase was due to higher margins, primarily industrial and residential, of $42.5 million and warmer weather of approximately $34 million. Additionally, there was an increase in off-system sales of $15.8 million, including an adjustment of $9.0 million to reduce off-system sales in 2009 resulting from a FAC settlement. The remaining increase in net revenues is a result of a $15.1 million increase in environmental trackers that are partly offset in operating expense.
Operating Income
Operating income for the third quarter of 2010 was $95.9 million, an increase of $52.4 million from the same period in 2009, due to the increase in net revenues described as well as lower operating expenses. Operating expenses decreased $0.6 million due to a decrease of $6.0 million related to a revision to the environmental reserve and a decrease of $3.2 million in restructuring costs which were recorded during the third quarter of 2009. These decreases were partially offset by increased employee and administration costs of $3.1 million, electric generation costs of $2.6 million, other taxes (primarily property tax) of $2.5 million, and depreciation costs of $1.9 million.
Operating income for the nine months ended September 30, 2010 was $190.6 million, an increase of $106.8 from the same period in 2009, due to higher net revenues discussed above, partially offset by an increase in operating expenses. Operating expenses increased $2.1 million due to an increase in taxes (primarily property) of $6.7 million and increased depreciation costs of $5.4 million. Additionally, there were increased environmental costs, including trackers, of $1.7 million, which are partially offset in revenues. These increases in expense were partially offset by a decrease of $7.0 million for a legal reserve, which was recorded in 2009, and a decrease of $3.2 million in restructuring costs recorded in 2009.

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

PART II
ITEM 1.  LEGAL PROCEEDINGS
NiSource Inc.
1.      Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement, which has since been drawn down as settlement payments have been made. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of September 30, 2010, NiSource had contributed a total of $328.2 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of September 30, 2010, $10.6 million of the maximum settlement liability had not been paid. The remaining balance of the letter of credit is sufficient to cover any remaining payments under the Settlement Agreement. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
2.      Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. The ultimate resolution could require additional capital expenditures and operations and maintenance costs as well as payment of substantial penalties and development of supplemental environmental projects. Northern Indiana is currently in settlement discussions with the EPA regarding possible resolutions to this NOV. Although penalties have been proposed and a reserve has been recorded for the matter, Northern Indiana is unable to predict the outcome of this matter at this time.
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

NiSource Inc.

(Registrant)

Date: October 29, 2010	By:	/s/ Jon D. Veurink

Jon D. Veurink
Vice President and Chief Accounting Officer
(Principal Accounting Officer
and Duly Authorized Officer)